Form 10-Q
period 2005-03-31
BofI Holding, Inc.
filed 2005-05-09
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2005 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to ___________

Commission file number 000-51201

________________

BofI HOLDING, INC.

(Exact name of registrant as specified in its charter)

____________

Delaware	33-0867444
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12220 El Camino Real, Suite 220, San Diego, CA 92130

(Address of principal executive offices and zip code)

(858) 350-6200

(Registrant’s  telephone number and area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter Period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock on the last practicable date:  8,299,823 shares of common stock as of April 30, 2005.

BofI HOLDING, INC.

Page
PART I – FINANCIAL INFORMATION.........................................................................................................................................

Item 1. Financial Statements............................................................................................................................................................	3

Condensed Consolidated Balance Sheets (unaudited) at March 31, 2005 and June 30, 2004..................................................	3
Condensed Consolidated Statements of Income (unaudited) for the three months and nine months ended March 31, 2005 and 2004.......................................................................................................................................................	4
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the nine months ended March, 31 2005.................................................................................................................................................	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31, 2005 and 2004	6
Notes to Condensed Consolidated Financial Statements.............................................................................................................	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.................................	10

Selected Consolidated Financial Information..................................................................................................................................	11
Overview...............................................................................................................................................................................................	13
Results of Operations..........................................................................................................................................................................	13
Financial Condition..............................................................................................................................................................................	19
Liquidity and Capital Resources........................................................................................................................................................	23
Quantitative and Qualitative Disclosures about Market Risk.......................................................................................................	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................................................................................	27

Item 4. Controls and Procedures.....................................................................................................................................................	27

PART II – OTHER INFORMATION................................................................................................................................................	28

Item 1. Legal Proceedings................................................................................................................................................................	28

Item 6. Exhibits...................................................................................................................................................................................	28

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	March 31,	June 30,
ASSETS	2005	2004

Cash and due from banks	$ 2,124	$ 1,838
Money market mutual funds	526	519
Federal funds sold	18,412	22,502
Total cash and cash equivalents	21,062	24,859
Time deposits in financial institutions	8,619	9,503
Investment securities available for sale	76,812
Investment securities held to maturity	7,950	3,665
Stock of the Federal Home Loan Bank, at cost	6,998	4,789
Loans held for investment — net of allowance for loan losses of $1,230 in March 2005, $1,045 in June 2004	403,759	355,261
Loans held for sale		435
Accrued interest receivable	2,046	1,486
Furniture, equipment and software — net	139	181
Deferred income tax	492	407
Bank-owned life insurance — cash surrender value	4,009	3,893
Other assets	1,055	560
TOTAL	$ 532,941	$ 405,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$ 3,177	$ 2,279
Interest bearing	320,216	267,562
Total deposits	323,393	269,841
Advances from the Federal Home Loan Bank	134,533	101,446
Note payable		1,300
Junior subordinated debentures	5,155
Accrued interest payable	718	283
Accounts payable and accrued liabilities	1,527	410
Total liabilities	465,326	373,280
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock — $10,000 stated value; 1,000,000 shares authorized; 675 shares issued and outstanding	6,637	6,637
Common stock — $.01 par value; 25,000,000 shares authorized; 8,299,823 (March 2005), and 4,506,524 (June 2004) shares issued and outstanding	83	45
Additional paid-in capital	56,865	22,363
Accumulated other comprehensive loss, net of tax	(414)
Retained earnings	4,444	2,714
Total stockholders’ equity	67,615	31,759
TOTAL	$ 532,941	$ 405,039

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except earnings per share)
(Unaudited)

	Three Months		Nine Months
	Ended March 31,		Ended March 31,

	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$5,181	$3,812	$14,350	$10,741
Investments	744	138	1,767	427
Total interest and dividend income	5,925	3,950	16,117	11,168
INTEREST EXPENSE:
Deposits	2,265	1,638	6,209	4,770
Advances from the Federal Home Loan Bank	1,154	641	3,011	1,839
Other borrowings	162	26	266	38
Total interest expense	3,581	2,305	9,486	6,647
Net interest income	2,344	1,645	6,631	4,521
Provision for loan losses	10	75	185	110
Net interest income, after provision for loan losses	2,334	1,570	6,446	4,411
NON-INTEREST INCOME:
Prepayment penalty fee income	80	205	280	408
Gain on sale of loans originated for sale	30	80	74	284
Banking service fees and other income	73	65	214	132
Total non-interest income	183	350	568	824
NON-INTEREST EXPENSE:
Salaries and employee benefits	541	503	1,914	1,444
Professional services	52	18	201	82
Occupancy and equipment	69	63	197	183
Data processing and internet	92	76	273	228
Advertising and promotional	75	64	206	161
Depreciation and amortization	26	24	82	71
Service contract termination			59	197
Other general and administrative	224	130	693	497
Total non-interest expense	1,079	878	3,625	2,863
INCOME BEFORE INCOME TAXES	1,438	1,042	3,389	2,372
INCOME TAXES	579	393	1,355	973
NET INCOME	$ 859	$ 649	$ 2,034	$ 1,399
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$ 758	$ 597	$ 1,730	$ 1,328
Basic earnings per share	$ 0.14	$ 0.13	$ 0.36	$ 0.30
Diluted earnings per share	$ 0.13	$ 0.12	$ 0.32	$ 0.26

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except earnings per share)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss, Net of Tax	Compre- hensive Income	Total
	Shares	Amount	Shares	Amount
BALANCE —
June 30, 2004	675	$ 6,637	4,506,524	$ 45	$22,363	$ 2,714			$31,759
Comprehensive income:
Net income						2,034		$ 2,034	2,034
Net unrealized loss from investment securities — net of income tax benefit							(414)	(414)	(414)
Total comprehensive income								$ 1,620
Cash dividends on convertible preferred stock						(304)			(304)
Issuance of common stock, net of issuance costs			3,052,174	31	31,403				31,434
Exercise of common stock warrants			741,125	7	3,099				3,106
BALANCE — March 31, 2005	675	$ 6,637	8,299,823	$ 83	$56,865	$ 4,444	$ (414)		$67,615

See condensed notes to consolidated financial statements

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months
	Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2005	2004
Net income	$ 2,034	$ 1,399
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on investment securities	75	2
Amortization of premiums and deferred loan fees	470	402
Provision for loan losses	185	110
Deferred income taxes	191	11
Origination of loans held for sale	(14,787)	(59,878)
Gain on sales of loans held for sale	(74)	(284)
Proceeds from sale of loans held for sale	15,296	62,130
Depreciation and amortization	82	71
Amortization of borrowing costs	87	82
Stock dividends from the Federal Home Loan Bank	(187)	(85)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(560)	(163)
Other assets	(611)	(98)
Accrued interest payable	435	9
Accounts payable and accrued liabilities	1,117	(105)
Net cash provided by operating activities	3,753	3,603
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(83,313)
Purchases of investment securities held to maturity	(8,853)	(2,765)
Proceeds from maturities of investments	11,188	6,077
Net increase in stock of the Federal Home Loan Bank	(2,022)	(865)
Origination of loans	(32,141)	(50,828)
Purchases of loans	(70,872)	(71,324)
Principal repayments on loans	53,860	70,180
Purchases of furniture, equipment and software	(40)	(30)
Premium paid for bank-owned life insurance	-	(3,800)
Net cash used in investing activities	(132,193)	(53,355)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	53,552	64,571
Proceeds from the Federal Home Loan Bank advances	33,000	18,436
Repayment of notes payable	(5,000)
Proceeds from issuance of junior subordinated debentures	5,155
Proceeds from issuance of common stock, net of costs	31,434
Proceeds from revolving line term loan facility	3,700	2,800
Net proceeds from issuance of convertible preferred stock		3,432
Proceeds from exercise of common stock options and warrants	3,106	147
Cash dividends on convertible preferred stock	(304)	(71)
Net cash provided by financing activities	124,643	89,315
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,797)	39,563
CASH AND CASH EQUIVALENTS — Beginning of year	24,859	6,462
CASH AND CASH EQUIVALENTS — End of period	$ 21,062	$ 46,025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$ 8,964	$ 7,137
Income taxes paid	$ 1,192	$ 1,034

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (collectively, the ”Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financials statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2004 included in our Prospectus dated March 14, 2005.

Certain reclassifications have been made to the prior-period financial statements to conform to the current-period presentation.

2.  SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements — In March 2004, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 105 (“SAB 105”) was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities.  In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), which revised the January 2003, Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. The revision clarifies how variable interest entities should be identified and evaluated for consolidation purposes. The Company adopted FIN 46R as of June 30, 2004. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 became effective for loans and debt securities acquired after December 31, 2004. The adoption of SOP 03-3 did not have a material impact on the Company’s consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. In September 2004, the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Loss, adoption of this standard is not expected to have a significant impact on stockholders’ equity.

In December 2004, the FASB issued SFAS No. 123 (R) (“SFAS 123 (R)”), Share-Based Payment. SFAS No. 123 (R) replaces the existing requirements under SFAS No. 123 and APB 25. SFAS 123 (R) requires companies to measure and recognize compensation expense equal to the fair value of stock options or other share based payments. SFAS 123 (R) is effective for all interim and annual periods beginning after June 15, 2005. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

Derivatives and Hedging Activities — Derivative contracts, such as an interest rate cap, are recorded on the balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); (2) a hedge of (a) the exposure to changes in the fair value of a recognized asset or liability or (b) an unrealized firm commitment; or (3) an instrument that is held for trading or non-hedging purposes (a “trading” or “non-hedging” instrument). Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions.

The  fair value of derivative instruments is based on quoted market prices received from independent sources. Active markets may not exist for our derivative instruments. Consequently, the independent sources we use to obtain quoted market prices may be using estimating techniques, such as discounted cash flow analysis and comparison to similar instruments to determine the fair value of our derivative instruments. Estimates developed by these independent sources are subjective and require the judgment of the independent sources regarding significant matters such as the amount, timing and probabilities of potential future cash flows. Since these estimates are made as of a specific point in time, they are susceptible to material change over time.

Stock-Based Compensation — The Company accounts for its stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income statements, as all options granted under those plans are granted with exercise prices not less than the fair market value of the Company’s common stock on the date of grant. The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months		Nine Months
	Ended March 31,		Ended March 31,

	2005	2004	2005	2004

Net income attributable to common stock, as reported	$ 758	$ 597	$ 1,730	$ 1,328
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(23)	(22)	(68)	(66)
Pro forma net income	$ 735	$ 575	$ 1,662	$ 1,262
Earnings per share
Basic — as reported	$ 0.14	$ 0.13	$ 0.36	$ 0.30
Basic — pro forma	$ 0.14	$ 0.13	$ 0.34	$ 0.28
Diluted — as reported	$ 0.13	$ 0.12	$ 0.32	$ 0.26
Diluted — pro forma	$ 0.12	$ 0.11	$ 0.31	$ 0.24

Prior to March 15, 2005, the weighted-average grant-date fair values of options granted were calculated using the minimum value method, under which nonpublic companies are allowed to exclude the volatility factor in estimating the value of their stock options in accordance with SFAS 123. After the Company’s initial public offering on March 14, 2005, Company used a volatility factor based on the estimated volatility of the Company’s underlying stock. The following assumptions were used to determined the weighted-average grant-date fair values of options granted:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004

Risk-free interest rates	3.9%	4.2%	3.9%	4.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	16.0%	0.0%	0.0%	0.0%
Weighted average expected life	7 years	7 years	7 years	7 years

The weighted-average fair value at grant date for the options granted during the nine months ended March 31, 2005 was $2.37. There were no options granted during the three month periods ended March 31, 2005 and 2004 or during the nine month period ended March 31, 2004. The table above includes the assumptions that would have been used had options been granted. The volatility for the three month period ended March 31, 2005 was estimated based upon the Company’s public common stock trading history starting on March 15, 2005.

3.  JUNIOR SUBORDINATED DEBENTURES AND NOTE PAYABLE

Junior Subordinated Debentures — On December 13, 2004, the Company entered into an agreement to form a trust and issue $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% (5.25% at March 31, 2005), with interest to be paid quarterly starting February 23, 2005.

On February 15, 2005, the Company entered into an interest rate cap, with a notional amount of $5,000 and a term of four years expiring in March 2009, to lower the interest payments on the Debentures should the three-month LIBOR increase above 5.25%. The Company designated this derivative as a non-hedging instrument and reports changes in the fair value of this instrument in current-period earnings. For the three months and the nine months ended March 31, 2005, the Company recorded a $15 credit to its operating results for the increase in the fair value of the interest rate cap.

Note Payable — On March 18, 2005, the Company prepaid without penalty the entire principal balance of its $5,000 note payable with a commercial bank. As a result of the prepayment of the note payable, the Company charged to interest expense the unamortized debt issue costs of $43 in March 2005.

4.  STOCKHOLDERS’ EQUITY

Common Stock  — On January 24, 2005, the Company increased the number of authorized shares of common stock from 10,000,000 to 25,000,000. On March 14, 2005, the Company raised $35,100 through the issuance of 3,052,174 shares of its common stock in an initial public offering at a price to the public of $11.50 per share. The proceeds after discounts, commissions and offering costs of $3,666 resulted in an increase in stockholders’ equity of $31,434.

In December 2004, the Company recorded a charge of $59 for unrecoverable costs associated with the termination of an agreement with one of its financial advisors relating to its planned initial public offering.

Common Stock Warrants  — During the three months and the nine months ended March 31, 2005, the Company received $2,867 and $3,106, respectively, from the exercise of warrants to purchase common shares of 684,250 and 741,125, respectively, at a price of $4.19 per share.

5.  EARNINGS PER SHARE

Information used to calculate earnings per share for the three months and the nine months ended March 31, 2005 and 2004 , was as follows:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,

	2005	2004	2005	2004

Net income	$ 859	$ 649	$ 2,034	$ 1,399
Dividends on preferred stock	101	52	304	71
Net income attributable to common	$ 758	$ 597	$ 1,730	$ 1,328
Weighted-average shares:
Basic weighted-average number of common shares outstanding	5,433,075	4,506,524	4,829,371	4,500,871
Dilutive effect of stock options	231,784	221,901	225,195	222,774
Dilutive effect of warrants	231,729	435,642	359,530	435,642
Dilutive weighted-average number of common shares outstanding	5,896,588	5,164,067	5,414,096	5,159,287
Net income per common share:
Basic	$ 0.14	$ 0.13	$ 0.36	$ 0.30
Diluted	$ 0.13	$ 0.12	$ 0.32	$ 0.26

6.  COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases office space under an operating lease agreement scheduled to expire in June 2005.   On April 25, 2005,the Company entered into a new operating lease at a new location for its corporate office scheduled to commence on June 15, 2005 and will expire on October 31, 2012. Under the lease terms, the Company will rent 12,364 square feet and be responsible for its utilities and proportional share of “Common Operating Costs”. The future minimum lease payments under this noncancelable lease as of June 30, 2005 are: $198, $306, $315, $323, and $1,154 for the years ending June, 30, 2006, 2007, 2008, 2009, and thereafter, respectively.

Credit-Related Financial Instruments — The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2005, the Company had commitments to fund or purchase loans of $40,477.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of BofI Holding, Inc. and subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Prospectus dated March 14, 2005 and the accompanying interim unaudited condensed consolidated financial statements and notes thereto.

   Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intends,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Risk Factors” in our Prospectus dated March 14, 2005, which is filed with the Securities and Exchange Commission.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.

General

    Our company, BofI Holding, Inc., is the holding company for Bank of Internet USA, a consumer-focused, nationwide savings bank operating primarily over the Internet. We generate retail deposits in all 50 states and originate loans for our customers directly through our websites, including www.bankofinternet.com, www.bofi.com and www.apartmentbank.com. We are a unitary savings and loan holding company and, along with Bank of Internet USA, are subject to primary federal regulation by the Office of Thrift Supervision.

 Critical Accounting Policies

   Our consolidated financial statements and the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances. However, actual results may differ significantly from these estimates and assumptions that could have a material effect on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

   Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2004 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Prospectus dated March 14, 2005 which is filed with the Securities and Exchange Commission.

BofI HOLDING, INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share data)

	March 31,	June 30,	March 31,
	2005	2004	2004
Selected Balance Sheet Data:
Total assets	$ 532,941	$ 405,039	$ 364,163
Loans held for investment, net of allowance for loan losses	403,759	355,261	297,392
Loans held for sale, at cost		435	1,634
Allowance for loan losses	1,230	1,045	900
Investment securities, including mortgage-backed securities	84,762	3,665	287
Total deposits	323,393	269,841	258,563
Advances from the FHLB	134,533	101,446	74,417
Note payable		1,300	2,800
Junior subordinated debentures	5,155
Total stockholders’ equity	67,615	31,759	27,792

	At or For the Three Months		At or For the Nine Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Selected Income Statement Data:
Interest and dividend income	$ 5,925	$ 3,950	$ 16,117	$ 11,168
Interest expense	3,581	2,305	9,486	6,647
Net interest income	2,344	1,645	6,631	4,521
Provision for loan losses	10	75	185	110
Net interest income after provision for loan losses	2,334	1,570	6,446	4,411
Noninterest income	183	350	568	824
Noninterest expense	1,079	878	3,625	2,863
Income before income tax expense	1,438	1,042	3,389	2,372
Income tax expense	579	393	1,355	973
Net income	$ 859	$ 649	$ 2,034	$ 1,399
Net income attributable to common stock	$ 758	$ 597	$ 1,730	$ 1,328
Per Share Data:
Net income:
Basic	$ 0.14	$ 0.13	$ 0.36	$ 0.30
Diluted	$ 0.13	$ 0.12	$ 0.32	$ 0.26
Book value per common share	$ 7.35	$ 5.41	$ 7.35	$ 5.41
Tangible book value per common share	$ 7.35	$ 5.41	$ 7.35	$ 5.41
Weighted average number of common shares outstanding:
Basic (1)	5,433,075	4,506,524	4,829,371	4,500,871
Diluted (1)	5,896,588	5,164,067	5,414,096	5,159,287
Common shares outstanding at end of period	8,299,823	4,506,524	8,299,823	4,506,524

(1) The weighted-average basic and diluted shares outstanding for the periods ended March 31, 2005 are significantly lower than the
8,299,823 common shares outstanding at March 31, 2005 because the weighted-average calculation includes the shares issued in the
Company's initial public offering (3,052,174 shares) for 17 days out of a total of three months and nine months, respectively.

BofI HOLDING,INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share data)

	At or For the Three Months		At or For the Nine Months
	Ended March 31,		Ended March 31,

	2005	2004	2005	2004
Performance Ratios and Other Data:
Loan originations for investment	$ 4,585	$ 13,630	$ 32,141	$ 50,828
Loan originations for sale	4,993	16,235	14,787	59,878
Loan purchases	-	18,856	70,872	71,324
Return on average assets	0.68%	0.78%	0.58%	0.61%
Return on average common stockholders’ equity	9.19%	9.83%	8.16%	7.40%
Interest rate spread(1)	1.66%	1.80%	1.73%	1.77%
Net interest margin(2)	1.88%	2.02%	1.94%	2.02%
Efficiency ratio(3)	42.7%	44.0%	50.4%	53.6%
Capital Ratios:
Equity to assets at end of period	12.69%	7.63%	12.69%	7.63%
Tier 1 leverage (core) capital to adjusted tangible assets(4)	10.16%	8.22%	10.16%	8.22%
Tier 1 risk-based capital ratio(4)	16.67%	11.53%	16.67%	11.53%
Total risk-based capital ratio(4)	17.05%	11.87%	17.05%	11.87%
Tangible capital to tangible	10.16%	8.22%	10.16%	8.22%
assets(4)
Asset Quality Ratios:
Net charge-offs to average loans outstanding(5)	—	—	—	—
Nonperforming loans to total loans(5)	—	—	—	—
Allowance for loan losses to total loans held for investment at end of period	0.31%	0.30%	0.31%	0.30%
Allowance for loan losses to nonperforming loans(5)	—	—	—	—

____________

(1)  Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(2)  Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)  Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income.

(4)  Reflects regulatory capital ratios of Bank of Internet USA only.

(5)  At March 31, 2005 and 2004, we have had no nonperforming loans, no foreclosures and no specific loan loss allowances.

OVERVIEW

During the quarter ended March 31, 2005, we accomplished two important goals. First, we completed our initial public offering of our common stock on March 14, 2005 by selling 3,052,174 shares at a gross offering price of $11.50 per share, which increased our stockholders equity by $31.4 million, net of offering costs.  Second, we generated record earnings  of $859,000, or $0.13 per diluted share compared with $649,000, or $0.12 per diluted share for the three months ended March 31, 2004. Our annualized return on average equity was 9.19% for the three months ended March 31, 2005 compared to 9.83% for the three months ended March 31, 2004.

For the nine months ended March 31, 2005, we generated a new net income record of $2.0 million, up from $1.4 million for the nine months ended March 31, 2004. The annualized return on average equity was 8.16% for the nine months ended March 31, 2005 compared to 7.40% for the nine months ended March 31, 2004.

The increases in earnings for the quarter and for the nine months were primarily due to growth in average interest earning assets. Total average assets increased 52% to $508.3 million for the quarter ended March 31, 2005, compared to $334.0 million for the quarter ended March 31, 2004, primarily due to the growth in average loans and mortgage-backed securities. During the last nine months,  we have elected to acquired more mortgage-backed securities because we believe they offer better relative value compared to the pricing levels to originate mortgage whole loans. Net interest margin decreased to 1.88% during the quarter ended March 31, 2005, compared to 2.02% during the same quarter in 2004. The decline in net interest margin can be primarily attributed to the addition of  more lower-rate shorter duration loans and mortgage-backed  securities as a percent of interest earning assets and  the growth of  higher-rate time deposits (vs. demand and savings accounts) and longer-term advances from the FHLB which increased as a percent of average interest bearing liabilities. Also, the prepayment of a $5.0 million note payable resulted in a one-time reduction in our net interest margin of approximately 3 basis points due to the write off of debt issue costs of $43,000 during the three months ended March 31, 2005.  Our net interest margin has been negatively influenced by a general decline in the historical spread between short term and long term rates earned on U.S. Treasury securities, “flattening of the yield curve.” The interest rate we pay on our deposits generally moves with the short term rate and our interest yield on our loans generally moves with the long-term rate.

We expect to continue to purchase mortgage-backed securities to supplement our loan originations and whole loan purchases, particularly  if the yield curve remains flat and the credit risk spread for investing in mortgage whole loans remains low. Our first priority is to maintain our high credit quality as we grow our earning assets.  As a result of all of these factors and conditions, our net interest margin may decline in the future.

RESULTS OF OPERATIONS – Comparison of Three Months and Nine Months Ended March 31, 2005 and 2004

Net income for the three months ended March 31, 2005 increased $210,000 to $859,000 or $0.13 per diluted share, compared to $649,000, or $0.12 per diluted share for the three months ended March 31, 2004. The annualized return on average equity was 9.19% for the three months ended March 31, 2005 compared to 9.83% for the three months ended March 31, 2004.  Net income before income tax for the three months ended March 31, 2005 increase by approximately $400,000 to $1.4 million compared to $1.0 million for the three months ended March 31, 2004. The increase resulted from a $699,000 increase in net interest income and a $65,000 decrease in loan loss provisions,  partially offset by an increase in noninterest expense of $201,000,  and a decrease in non-interest income of $167,000.

For the nine months ended March 31, 2005, net income increased $635,000 to $2.0 million or $0.32 per diluted share, compared to $1.4 million, or $0.26 per diluted share for the nine months ended March 31, 2004. The annualized return on average equity was 8.16% for the nine months ended March 31, 2005 compared to 7.40% for the nine months ended March 31, 2004.  Net income before income tax for the nine months ended March 31, 2005 was $3.4 million, up  $1.0 million from the $2.4 million recorded for the nine months ended March 31, 2004. The increase resulted from a $2.1 million increase in net interest income, partially offset by an increase in noninterest expense of $762,000,  a decrease in non-interest income of $256,000 and a $75,000 increase in loan loss provisions.

Net Interest Income

 Net interest income for the quarter ended March 31, 2005  totalled $2.3 million, a 44% increase over net interest income of $1.6 million for the quarter ended March 31, 2004. For the nine months ended March 31, 2005, net interest income increased 47% to $6.6 million, compared with $4.5 million for the corresponding period in 2004.

Total interest and dividend income during the quarter ended March 31, 2005 increased 48% to $5.9 million, compared with $4.0 million during the quarter ended March 31, 2004. Year-to-date interest and dividend income increased 44% to $16.1 million, compared with $11.2  million during the nine month period of 2003. The increase in interest and dividend income during both the third quarter and the first nine months of 2004 is attributable primarily to a 53% growth in average earning assets for both the quarter and the nine months ended March 31, 2005,  partially offset by lower yields on investment securities and loans. Growth in average loans was the primary driver for the growth in average earning assets for the quarter and nine months ended March 31, 2005. The net growth in average earning assets for both periods was funded largely by increases in time deposits and advances from the FHLB.

Total interest expense for the quarter ended March 31, 2005 increased 57% to $3.6 million, compared with $2.3 million for the same period a year ago. Total interest expense increased 44% to $9.5 million for the nine months ended March 31, 2005, from $6.6 million for the nine month period in 2004.   The increase in interest expense for the quarter ended March 31, 2005 can be attributed primarily to 53% growth in average  interest-bearing liabilities predominantly from new time deposits and advances from the FHLB.  Similarly, the increase in interest expense for the nine months ended March 31, 2005 can be attributed primarily to 54% growth in average interest-bearing liabilities.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 14 basis points to 1.88% for the quarter ended March 31, 2005, compared with 2.02% for the quarter ended March 31, 2004. For the nine months ended March 31, 2005, the net interest margin decreased 8 basis points to 1.94%, from 2.02% for the same period a year ago. The overall yield on average earning assets decreased 9 basis points to 4.75% in the quarter ended March 31, 2005, compared to 4.84% for the quarter in 2004, while the yield on average earning assets for the nine months ended March 31, 2005 decreased 27 basis points to 4.72%, from 4.99% for the same period ended March 31, 2004. The decline in the yield on average earning assets for the quarter and for the nine months ended March 31, 2005 can be primarily attributed to the addition of more lower-rate, shorter duration loans and mortgage-backed securities. During the last nine months,  we have elected to acquired more mortgage-backed securities because we believe they offer better relative value compared to the pricing levels of mortgage whole loans.

As a result of the recent Fed interest rate increases which took effect during the last nine months, the overall trend toward lower cost of funds has begun to reverse and our cost of funds for the three months ended March 31, 2005 increased 5 basis points to 3.09%, compared with 3.04% for the quarter ended March 31, 2004. Also, the funding and prepayment of a $5.0 million note payable, used for capital growth and replaced with common stock issued in our initial public offering,  affected an increase in the cost of our other borrowings to 6.99%, compared to 5.43% for the three months ended March 31, 2005 and 2004, respectively. The prepayment caused the write off of $43,000 in debt issue costs which increased by approximately 3 basis points the cost of funds for the quarter. For the nine months ended March 31, 2005, our overall cost of funds decreased 23 basis points to 2.99%, from 3.22% for the same period a year ago. The decrease in the overall cost of funds during the first nine months of the year is predominantly due to the maturity of longer term higher rate time deposits, which were replaced with lower rate time deposits and an 88% increase in the average balance of  FHLB advances at a lower rate which reduced the FHLB cost from 3.96% to 3.44%. Advances from the FHLB are fixed- rate and long-term, primarily to provide protection against rising interest rates.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2005 and 2004.

	For the Three Months Ended March 31,
	2005			2004
	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)
			(Dollars in thousands)

Assets

Loans (2) (3)	$ 412,703	$ 5,181	5.02%	$ 291,927	$ 3,812	5.22%
Federal funds sold	11,588	71	2.45%	20,715	48	0.93%
Interest-bearing deposits in other financial institutions	9,064	71	3.13%	9,970	57	2.29%
Investment securities (3) (4)	58,484	523	3.58%	301	2	2.66%
Stock of FHLB, at cost	6,998	79	4.52%	3,440	31	3.60%
Total interest-earning assets	498,837	5,925	4.75%	326,353	3,950	4.84%
Noninterest-earning assets	9,439			7,691
Total assets	$ 508,276			$ 334,044

Liabilities and Stockholders' Equity:

Interest-bearing demand and savings	$ 100,331	$ 491	1.96%	$ 109,506	$ 493	1.80%
Time deposits	218,899	1,774	3.24%	124,315	1,145	3.68%
Advances from the FHLB	135,137	1,154	3.42%	67,863	641	3.78%
Other borrowings	9,266	162	6.99%	1,916	26	5.43%
Total interest-bearing liabilities	463,633	3,581	3.09%	303,600	2,305	3.04%
Noninterest-bearing demand deposits	3,080			2,130
Other interest-free liabilities	1,924			776
Stockholders' equity	39,639			27,538
Total liabilities and stockholders' equity………	$ 508,276			$ 334,044

Net interest income		$ 2,344			$ 1,645
Net interest spread (5)			1.66%			1.80%
Net interest margin (6)			1.88%			2.02%

__________

(1)   Annualized

(2)  Loans include loans held for sale, allowance for loan losses, loan premiums and unearned fees.

(3)  Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.

(4)  All investments are taxable.

(5) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2005 and 2004.

	For the Nine Months Ended March 31,
	2005			2004
	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)
			(Dollars in thousands)

Assets

Loans (2) (3)	$ 381,614	$ 14,350	5.01%	$ 264,135	$ 10,741	5.42%
Federal funds sold	13,251	184	1.85%	20,047	139	0.92%
Interest-bearing deposits in other financial institutions	9,518	196	2.75%	10,706	190	2.37%
Investment securities (3) (4)	44,882	1,200	3.57%	357	7	2.61%
Stock of FHLB, at cost	5,941	187	4.20%	3,144	91	3.86%
Total interest-earning assets	455,206	16,117	4.72%	298,389	11,168	4.99%
Noninterest-earning assets	8,681			5,283
Total assets	$ 463,887			$ 303,672

Liabilities and Stockholders' Equity:

Interest-bearing demand and savings	$ 111,384	$ 1,568	1.88%	$ 84,130	$ 1,121	1.78%
Time deposits	189,475	4,641	3.27%	127,922	3,649	3.80%
Advances from the FHLB	116,746	3,011	3.44%	62,002	1,839	3.96%
Other borrowings	5,380	266	6.59%	937	38	5.41%
Total interest-bearing liabilities	422,985	9,486	2.99%	274,991	6,647	3.22%
Noninterest-bearing demand deposits	4,571			2,705
Other interest-free liabilities	1,424			757
Stockholders' equity	34,907			25,219
Total liabilities and stockholders' equity	$ 463,887			$ 303,672

Net interest income		$ 6,631			$ 4,521
Net interest spread (5)			1.73%			1.77%
Net interest margin (6)			1.94%			2.02%

(1)  Annualized

(2)  Loans include loans held for sale, allowance for loan losses, loan premiums and unearned fees.

(3)  Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.

(4)  All investments are taxable.

(5)  Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Margin

Changes in net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities. The following table presents information regarding changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning asset and interest-bearing liability is segmented into the change attributable to changes in volume (changes in volume multiplied by prior rate), the change attributable to variations in interest rates (changes in rates multiplied by old  volume) and the change attributable to changes in rate/volume (change in rate multiplied by the change in volume).

	For the Three Months Ended March 31,					For the Nine Months Ended March 31,
		2005	vs.	2004			2005	vs.	2004

	Increase (decrease) due to					Increase (decrease) due to
	Volume	Rate		Rate / Volume	Total net Increase (Decrease)	Volume	Rate		Rate / Volume	Total net Increase (Decrease)
		(In Thousands)					(In Thousands)
Increase / (decrease) in interest income:

Loans	$ 1,576	$ (146)		$ (61)	$ 1,369	$ 4,778	$(809)		$ (360)	$ 3,609
Federal funds sold	$ (21)	$ 79		$ (35)	23	(47)	140		(48)	45
Interest-bearing deposits in other
financial institutions	(5)	21		(2)	14	(21)	30		(3)	6
Investment securities	387	-		134	521	871	2		320	1,193
Stock of FHLB, at cost	32	8		8	48	81	8		7	96
	$ 1,969	$ (38)		$ 44	$ 1,975	$ 5,662	$(629)		$ (84)	$ 4,949

Increase / (decrease) in interest expense:

Interest-bearing demand and savings	$ (41)	$ 43		$ (4)	$ (2)	$ 364	$ 63		$ 20	$ 447
Time deposits	870	(137)		(104)	629	1,755	(516)		(247)	992
Advances from the FHLB	635	(61)		(61)	513	1,626	(242)		(212)	1,172
Other borrowings	100	7		29	136	180	8		40	228
	$ 1,564	$ (148)		$ (140)	$ 1,276	$ 3,925	$(687)		$ (399)	$ 2,839

Provision for Loan Losses

The provision for loan losses amounted to $10,000 for the quarter ended March 31, 2005, compared to $75,000 for the quarter ended March 31, 2004. For the nine months ended March 31, 2005, the provision for loan losses was $185,000 compared to $110,000 for the period ended March 31, 2004. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

The following table sets forth information regarding our noninterest income for the periods shown.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Prepayment penalty fee income	$ 80	$ 205	$ 280	$ 408
Gain on sale of loans originated for sale	30	80	74	284
Banking service fees and other income	73	65	214	132
Total non-interest income	$ 183	$ 350	$ 568	$ 824

Noninterest income decreased 48% to $183,000 during the quarter ended March 31, 2005, compared to $350,000 for the quarter ended March 31, 2004. For the nine months ended March 31, 2005, noninterest income decreased 31% to $568,000 compared to $824,000 for the nine months ended March 31, 2004.  A decrease in payoffs of multifamily loans with prepay penalties and a decrease in mortgage banking activities were the primary reasons  for the decrease in noninterest income during these periods. The volume of single family originations (which we typically sell servicing released in the secondary market) and the related gains on sale have declined due to the nation-wide decline in refinance activities. Prepayment penalty fee income was generally larger in the prior year due to general declines in multifamily mortgage interest rates which encourage borrowers to refinance, however,  there are many more factors which may influence borrowers making prepayment penalty fee income somewhat unpredictable.

Noninterest Expense

The following table sets forth information regarding our noninterest expense for the periods shown.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Salaries and employee benefits	$ 541	$ 503	$ 1,914	$ 1,444
Professional services	52	18	201	82
Occupancy and equipment	69	63	197	183
Data processing and internet	92	76	273	228
Advertising and promotional	75	64	206	161
Depreciation and amortization	26	24	82	71
Service contract termination			59	197
Other general and administrative	224	130	693	497
Total	$ 1,079	$ 878	$ 3,625	$ 2,863

Efficiency ratio (1)	42.7%	44.0%	50.4%	53.6%

___________________

(1)          Represents noninterest expense divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of salaries and employee benefits, data processing and Internet expenses, advertising and promotional expenses, occupancy and other operating expenses, increased 23% to $1.1 million during the three months ended March 31, 2005, compared to $878,000 for the same quarter in 2004. For the nine months of 2005, noninterest expense increased 24% to $3.6 million, compared with $2.9 million during the same period a year ago.

 Salaries and employee benefits increased 8% to $541,000 during the quarter ended March 31, 2005, compared to $503,000 for the same quarter last year. For the nine months ended in 2005, salaries and employee benefits increased 36% to $1.9 million, compared with $1.4 million for the period ended March 31, 2004. The rise in salaries and employee benefits for both periods is primarily due to the addition of management deferred compensation and bonus plans and the addition of three employees. Included in the nine month salaries and benefits expense as of March 31, 2005, were $280,000 in bonuses to executives in accordance with employment agreements.

 Professional services, which includes accounting and legal fees, increased $34,000 and $119,000 to $52,000 and $201,000 for quarter and for the nine months ended March 31, 2005, respectively, as compared to prior year. The increases in professional services were primarily due to increased audit fees and corporate planning. For the nine months ended March 31, 2005, there was a $138,000 reduction in service contract terminations associated with two contracts for advice and placement of capital funding.

Other general and administrative expenses includes telephone, postage, supplies, insurance and other miscellaneous deposit and loan related expenses. Other general and administrative expenses increased $94,000 to $224,000 for the quarter ended March 31, 2005, compared with $130,000 for the same quarter in 2004. For the nine months ended March 31, 2005, other general and administrative expenses increased $196,000 to $693,000 compared to $497,000 for the same period ended in 2004. The primary reasons for the increases in other general and administrative expenses relate to increased levels of corporate insurance and, to a  lesser extent, increases related to higher levels of deposit and loan customers.

Our efficiency ratio improved to 42.7% for the three months ended March 31, 2005, compared to 44.0% for the corresponding period in 2004. For the nine months ended March 31, 2005, our efficiency ratio decreased to 50.4%, from 53.6% for the same period a year ago. Our efficiency improved because our net interest income increased 42% and 47% for the three month and the nine month periods in 2005 compared to 2004, however, overhead expense (non-interest expense) increased only 23% and 27% for the three month and the nine month periods in 2005 compared to 2004.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2005 and 2004, were 40.26% and 37.72%, respectively. For the nine months ended March 31, 2005 and 2004, our effective tax rates were 39.98% and 41.02%, respectively. The variation in our effective tax rate over the three month and nine month periods is primarily related to the timing of our investment in bank-owned life insurance (BOLI), which generates non-taxable income.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $127.9 million, or 32%, to $532.9 million, as of  March 31, 2005,  up from $405.0 million at June 30, 2004. The increase in total assets was primarily due to  the purchase of  investment securities available for sale totalling $83.3 million and net loan growth totalling $48.5 million. The net increase in total assets was largely funded by an increase in deposits totalling $53.6 million, an increase in FHLB advances amounting to $33.1 million, and the issue of junior subordinated debentures of $5.2 million. On March 14, 2005, we raised  a net of $31.4 million through the issuance of 3,052,174 shares of our common stock in an initial public offering at a price to the public of $11.50 per share. We also received $3.1 million from the exercise of  warrants to purchase 741,125 shares of our common stock at $4.19 per shares.

Investment Securities- Mortgage-backed and Agency Debt

Total investment securities available-for-sale were $76.8 million as of March 31, 2005, compared with none at June 30, 2004.   During the last nine months,  we have elected to acquired more U.S. government agency mortgage-backed securities because we believe they offer better relative value compared to the pricing levels of mortgage whole loans. Total investment securities held to maturity rose to $8.0 million from the $3.7 million balance at June 30, 2004 as the result of the purchase of $4.6 million of investment securities. Proceeds from repayments and maturities of investments totalled $11.2 million.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of March 31, 2005:

Available-for-sale	March 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
( Unaudited )
Mortgage-backed securities
(GNMA, FNMA, FHLMC)	$ 77,502	$ 19	$ (709)	$76,812

	$ 77,502	$ 19	$ (709)	$ 6,812

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of March 31, 2005:

Held-to-maturity	March 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (FHLMC)	$ 4,517	$ 4	$ (58)	$ 4,463

U.S. Government agency debt	3,433	-	(30)	3,403

	$ 7,950	$ 4	$ (88)	$ 7,866

Management intends to hold its securities until the amortized cost is realized. The unrealized losses are due to interest rate fluctuations.

Loans

Net loans held for investment increased $48.5 million , or 14% to $403.8 million at March 31, 2005 from the $355.3 million at June 30, 2004. The increase in loans was funded primarily through deposit growth, and an increase in FHLB advances.  The growth in loans is primarily due to the purchase and origination of primarily multifamily loans. We originated and purchased $103.0 million for the nine months ended March 31, 2005, compared to $122.1 million for the same period in 2004. The decline in originations and purchases of loans held for investment generally reflects the fact that we have elected to acquired more mortgage-backed securities because we believe they offer better value compared to the current market pricing levels of mortgage whole loans with historic low credit spreads.  Loan repayments were $53.8 million for the nine months ended March 31, 2005.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2005		June 30, 2004

	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$ 33,477	8.3%	$ 21,753	6.1%
Multifamily ( five units or more)	356,220	88.7%	320,971	90.6%
Commercial real estate and land	11,939	3.0%	11,659	3.3%
Consumer loans and other	35	0.0%	63	0.0%
Total loans held for investment	401,671	100.0%	354,446	100.0%

Allowance for loan losses	(1,230)		(1,045)
Unamortized premiums, net deferred loan fees	3,318		1,860
Net loans held for investment	$ 403,759		$ 355,261

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net.  There were no nonperforming assets on March 31, 2005.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2005, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans and collateral values. We did not have any nonperforming loans at March 31, 2005 or 2004. We believe that our history is limited and it is unlikely that every loan in our investment portfolio will continue to perform without exception so we provide general allowances based upon the overall volume of loans, the loan types and the estimated collateral values.

The provision for loan losses amounted to $10,000 for the quarter ended March 31, 2005, compared to $75,000 for the quarter ended March 31, 2004. For the nine months ended March 31, 2005, the provision for loan losses was $185,000 compared to $110,000 for the period ended March 31, 2004. General reserves are a function of our portfolio loan balance. Generally, the larger the increase in our loans held for investment the higher loan loss provisions. The fluctuations in our provision for loan losses are principally due to the size of the increase in our loan portfolio during the period.

The following table summarizes activity in the allowance for loan losses for the nine months ended March 31, 2005:

	Single Family	Multifamily	Commercial Real Estate and Land	Consumer	Total	Total Allowance as a Percentage of Total Loans
			(Dollars in thousands)

Balance at June 30, 2004	$ 42	$ 962	$ 41	$ -	$ 1,045	0.29%

Provision for loan loss	25	151	9	-	185
Balance at March 31, 2005	$ 67	$ 1,113	$ 50	$ -	$ 1,230	0.31%

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2005		June 30, 2004
		Loan		Loan
		Category		Category
	Amount	as a %	Amount	as a %
	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans

Single family	$ 67	5.4%	$ 42	4.0%
Multifamily	1,113	90.5%	962	92.1%
Commercial real estate and land	50	4.1%	41	3.9%
Consumer	-	0.0%	-	0.0%
Total	$ 1,230	100.0%	$ 1,045	100.0%

Deposits

Deposits increased $53.6 million, or 20%, to $323.4 million at March 31, 2005, from $269.8 million at June 30,2004. This deposit growth was comprised of increases in time deposit accounts of $81.1 million offset by a decline in checking, savings, and money market accounts of $27.5 million. Our growth in deposits was the result of increased promotion and competitive pricing on time deposits. Our money market savings decreased as a result of less competitive rate pricing resulting in customer transfers to our higher rate time deposits or withdrawals.

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and , to a lesser extent, manage our liquidity position. FHLB advances increased 33% to $134.5 million as of March 31, 2005, representing an increase of $33.1 million from June 30, 2004. FHLB advances with terms between two and four years were used to fund the purchase of multifamily mortgages  and to provide us with interest rate risk protection should rates rise. There were no outstanding short-term advances at March 31, 2005. This compares to $3.0 million in such instruments at June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

During the nine months ended March 31, 2005, we had net cash inflows from operating activities of $3.8 million, compared to $3.6 million for the nine months ended March 31, 2004. Net cash inflows for the nine month periods ended in 2005 and 2004 were primarily due to net income earned during the period.

Net cash outflows from investing activities totaled $132.2 million and $53.4 million for the nine months ended March 31, 2005 and 2004, respectively. Net cash outflows from investing activities increased for the nine months ended March 31, 2005 primarily due to $83.3 million in cash used for the purchase of mortgage-backed securities available for sale and $8.9 million used for the purchase of mortgage-backed securities and time deposits held to maturity.  During the nine months ended March 31, 2004, investment securities purchases totaled only $2.8 million. Cash outflows to fund loan originations and purchases were $103.0 million and $122.2 million for the nine months ended March 31, 2005 and 2004, respectively. These activities were partially offset by repayments, maturities and redemptions from loans and investment securities.

Our net cash provided by financing activities totaled $124.6 million and $89.3 million for the nine months ended March 31, 2005 and 2004, respectively. Net cash provided from investing activities increased for the nine months ended March 31, 2005 primarily due to the $31.4 million in net cash received from our initial public offering of our common stock. Also during the nine months ended March 31, 2005, we repaid a $5.0 million note payable to a commercial bank and we received $5.2 million from the issuance of junior subordinated debt in connection with a trust preferred transaction. Cash provided by net increases in deposits and advances from the FHLB were $86.6 million and $83.0 million for the nine months ended March 31, 2005 and 2004, respectively.

As an additional source of funds, Bank of Internet USA can borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. Based on the loans and securities pledged at March  31, 2005 we had total borrowing capacity of approximately $179.1 million, of which $134.9 million was outstanding and $44.2 million was available. At March 31, 2005, we also had a $4.5 million unsecured fed funds purchase line with a major bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk.

We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies.  However, during the nine months ended March 31, 2005, interest income earned on loans and interest expense paid on deposits were influenced by  the flattening of the yield curve. If the yield curve continues to flatten, we may have more difficulty maintaining our deposits. We believe the historical spread between short term and long term U.S. Treasury rates will increase over time. We believe we can adjust the interest rates we pay on our deposits to reduce deposit outflows should they occur . We can also increase our level of borrowings to address our future liquidity needs.

Contractual Obligations and Commitments

At March 31, 2005 we had $40.5 million in commitments to purchase and originate loans. Time deposits due within one year of March 31, 2005 totaled $127.5 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term when they expect interest rates to rise. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of March 31, 2005.

		Payments Due by Period
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
			(in thousands)
Long-term debt obligations	$165,436	$ 17,749	$ 82,522	$ 40,014	$25,151
Operating lease obligations (1)	55	55
Total	$65,491	$ 17,804	$ 82,522	$ 40,014	$25,151

(1) Payments for lease of real property. Excludes new office space lease signed on April 25, 2005. The future minimum lease payments under the new office lease would add $2,296, $198, $621, $657 and $821 to the operating lease obligations in the table above, for the total, one year, two to three year, three to five year and more and more than five years columns, respectively.

Capital Resources and Requirements

Bank of Internet USA is subject to various regulatory capital requirements set by the federal banking agencies. Failure by our bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our bank must meet specific capital guidelines that involve quantitative measures of our bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The Office of Thrift Supervision requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2005 our bank met all the capital adequacy requirements to which it was subject.

At March 31, 2005, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would change the bank’s capital levels. To maintain its status as a “well capitalized” financial institution under applicable regulations and to support additional growth, we anticipate the need for additional capital, which includes raising funds in this offering. From time to time after the offering, we may need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet capital amounts, ratios and requirements at March 31, 2005 were as follows:

			For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective
	Actual				Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core ) capital to adjusted tangible assets	$ 54,135	10.16%	$ 21,321	4.00%	$6,651	5.00%

Tier 1 capital (to risk weighted assets)	$ 54,135	16.67%	N/A	N/A	19,481	6.00%

Total capital (to risk-weighted assets)	$ 55,365	17.05%	25,975	8.00%	32,469	10.00%

Tangible capital (to tangible assets)	$ 54,135	10.16%	7,995	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets mature at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at March 31, 2005:

	Term to Repricing, Repayment, or Maturity at March 31, 2005
	One Year or Less	Over One Year Through Five Years	Over Five Years and Insensitive	Total
	(Dollars in thousands)

Interest-earning assets:
Cash and cash equivalents	$ 21,062	$ -	$ -	$ 21,062
Interest-bearing deposits in other financial institutions	5,745	2,874		8,619
Investment securities (1)	9,070	75,692		84,762
Stock of the FHLB, at cost	6,998			6,998
Loans held for investment, net of allowance for loan loss (2)	122,553	220,787	60,419	403,759
Loans held for sale, at cost	-			-
Total interest-earning assets	165,428	299,353	60,419	525,200
Non-interest earning assets			7,741	7,741
Total assets	$165,428	$299,353	$ 68,160	$532,941

Interest-bearing liabilities:
Interest-bearing deposits (3)	$219,784	$100,432	$ -	$320,216
Advances from the FHLB	13,000	113,900	7,633	134,533
Other borrowed funds	5,155			5,155
Total interest-bearing liabilities	237,939	214,332	7,633	459,904
Other noninterest-bearing liabilities			5,422	5,422
Stockholders' equity			67,615	67,615
Total liabilities and equity	$237,939	$214,332	$ 80,670	$532,941

Net interest rate sensitivity gap	$(72,511)	$ 85,021	$ 52,786	$ 65,296
Cumulative gap	$(72,511)	$ 12,510	$ 65,296	$ 65,296
Net interest rate sensitivity gap - as a % of interest earning assets	-43.83%	28.40%	87.37%	12.43%
Cumulative gap - as a % of cumulative Interest earning assets	-43.83%	2.69%	12.43%	12.43%

________________

(1)  Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates.

(2)  The table reflects either contractual repricing dates or maturities.

(3)  The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.

Although “gap” analysis is a useful measurement device available to management in determining the existence of interest rate exposure, its static focus as of a particular date makes it necessary to utilize other techniques in measuring exposure to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and makes no assumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the interest rate environment.

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our regulators, the Office of Thrift Supervision.  At December 31, 2004 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenarios, we used a 100 basis point decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at December 31, 2004:

	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	($ in thousands)
Up 200 basis points..........................................................................................................	$ (6,377)	(14.00)%	7.72%
Up 100 basis points..........................................................................................................	$ (2,981)	(7.00)%	8.24%
Base....................................................................................................................................	—	—	8.66%
Down 100 basis points.....................................................................................................	$ 2,632	6.00%	9.01%

The board of directors of our bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model. Prior to December 31, 2004, the board’s established limit was 8.0%, meaning that the net present value after a theoretical instantaneous increase or decrease in interest rates must be greater than 8.0%.The board approved a temporary variance in the limit at December 31, 2004 (because the initial public offering would provide more than sufficient capital to increase net present value to a percentage greater that 8% for all levels of interest rate movement).

The computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of interest rates, asset prepayments, runoffs in deposits and changes in repricing levels of deposits to general market rates, and should not be relied upon as indicative of actual results. Furthermore, these computations do not take into account any actions that we may undertake in response to future changes in interest rates.

Prior to February 2005, we had not entered into any derivative financial instruments such as futures, forwards, swaps and options. On February 15, 2005, we entered into an interest rate cap, with a notional amount of $5.0 million and a term of four years expiring in March 2009, to lower the interest payments on the junior subordinated debentures should the three-month LIBOR increase above 5.25%. We designated this derivative as a non-hedging instrument and we report changes in the fair value of this instrument as charges or credits to current-period earnings.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4:   CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms .

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

The Company’s size dictates that it conducts business with a minimal number of financial and administrative employees, which inherently results in a lack of documented controls and segregation of duties within the Company. Management will continue to evaluate the employees involved and the controls procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such added personnel. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented controls. The Company is working to document these controls and take other steps required to be in compliance with Section 404 of the Sarbanes –Oxley Act of 2002 within the timeframes permitted by such Act and the implementing rule and regulations.

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not involved in any material legal proceedings. From time to time we are a party to claims or litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of our management, the resolution of any such issues would not have a material adverse impact on our financial position, results of operations, or liquidity.

ITEM 6.   EXHIBITS

Exhibit No.                                                                                Document                                                                                    .

     31.1     Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

    31.2     Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

     32.1     Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2     Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.1

CERTIFICATION

BofI Holding, Inc.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gary Lewis Evans, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of BofI Holding, Inc. (the “registrant”);

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)           Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)           Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)           All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: May 9, 2005
/s/ GARY LEWIS EVANS
GARY LEWIS EVANS
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

BofI Holding, Inc.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Andrew J. Micheletti, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of BofI Holding, Inc. (the “registrant”);

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)           Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)           Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)           All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: May 9, 2005
/s/ ANDREW J. MICHELETTI
ANDREW J. MICHELETTI
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BofI Holding, Inc. (the “Company”) on Form 10-Q for the period ended March  31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Lewis Evans, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

(a)       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 9, 2005
/s/ GARY LEWIS EVANS
GARY LEWIS EVANS
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BofI Holding, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Andrew J. Micheletti, Vice-President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

(a)   the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 9, 2005
/s/ ANDREW J. MICHELETTI
ANDREW J. MICHELETTI
Vice President and Chief Financial Officer

