Form 10-K
period 2005-06-30
BofI Holding, Inc.
filed 2005-09-16
CIK 1299709

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the year ended June 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number: 000-51201

BofI HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0867444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12777 High Bluff Drive, Suite 100 San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (858) 350-6200

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	NASDAQ National Market

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicated by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ National Market of $9.04 on June 30, 2005 was $55,121,000.

The number of shares of the Registrant’s common stock outstanding as of June 30, 2005 was 8,299,823.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2005 are incorporated by reference into Part III.

i

Forward Looking Statements

This report may contain various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include projections, statements of the plans and objectives of management for future operations, statements of future economic performance, assumptions underlying these statements, and other statements that are not statements of historical facts. Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond BofI’s control. Should one or more of these risks, uncertainties or contingencies materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. Among the key risk factors that may have a direct bearing on BofI’s results of operations and financial condition are:

•          competitive practices in the financial services industries

•          operational and systems risks;

•          general economic and capital market conditions, including fluctuations in interest rates;

•          economic conditions in certain geographic areas; and

•                            the impact of current and future laws, governmental regulations and accounting and other rulings and guidelines affecting the financial services industry in general and BofI operations particularly.

In addition, actual results may differ materially from the results discussed in any forward-looking statements for the reasons, among others, discussed under the heading “Factors that May Affect Our Performance” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein under Item 7.

ii

PART I

Item 1.  Business

Overview

BofI Holding, Inc. is the holding company for Bank of Internet USA, a consumer-focused, nationwide savings bank operating primarily through the Internet. We provide a variety of consumer banking services, focusing primarily on gathering retail deposits over the Internet and originating and purchasing multifamily and single family loans for investment. Our bank is distinguished by its design and implementation of an automated Internet-based banking platform and electronic workflow process that affords us low operating expenses and allows us to pass these savings along to our customers in the form of attractive interest rates and low fees on our products.

We operate our Internet-based bank from a single location in San Diego, California, currently serving approximately 20,000 retail deposit and loan customers across all 50 states. At June 30, 2005, we had total assets of $609.5 million, loans and mortgage-backed securities of $549.6 million and total deposits of $361.1 million. Our deposits consist primarily of interest-bearing checking and savings accounts and time deposits. Our loans held for investment are primarily first mortgages secured by multifamily (five or more units) and single family real property. Our mortgage-backed securities consist of investment grade mortgage pass-through securities issued by government-sponsored entities.

Our goal is to become a premier provider of consumer banking products and increase shareholder value through growth in our assets and earnings. From the fiscal year ended June 30, 2002 to the fiscal year ended June 30, 2005, we have:

•                  Increased total assets from $217.6 million to $609.5 million;

•                  Increased assets per employee from $10.4 million to $24.4 million;

•                  Improved our efficiency ratio from 79.3% to 48.0%;

•                  Increased net income from $1.0 million to $2.9 million; and

•                  Increased return on average common stockholder’s equity from 6.3% to 6.7%.

Our business strategy is to lower the cost of delivering banking products and services by leveraging technology, while continuing to grow our assets and deposits to achieve increased economies of scale. We have designed our automated Internet-based banking platform and workflow process to handle traditional banking functions with reduced paperwork and human intervention. Our thrift charter allows us to operate in all 50 states and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geographic location and price. We plan to continue to increase our deposits by attracting new customers with competitive pricing, targeted marketing and new products and services to serve specific demographics. We intend to increase mortgage loans and mortgage-backed securities by increasing originations through our websites, including our “ApartmentBank” and “Broker Advantage” websites. Additionally, we plan to purchase high-quality multifamily and single family loans and mortgage-backed securities. The proceeds raised in our initial public offering in March 2005 have allowed our bank to increase its lending limit and to underwrite or purchase larger mortgage loans.

Within the next two fiscal years, our goals are to:

•                  Increase our total assets to $1.0 billion;

•                  Improve our annualized efficiency ratio to a level below 40%; and

•                  Increase our annualized return on average common stockholder’s equity to 10%.

Assuming the execution of our current plan, we expect to increase our staffing from 25 full time employees to approximately 40 full time employees over the next two years using our existing office space.

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available, free of charge, through the Securities and Exchange Commission’s website at www.sec.gov and our website at www.bofiholding.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission. The information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Lending and Investment Activities

General.  We originate single family mortgage loans on a nationwide basis, and currently originate multifamily loans primarily in California, Arizona, Texas, Washington and Colorado. We currently sell substantially all of the single family loans that we originate and retain most of our multifamily loan originations. In addition, we purchase single family and multifamily mortgage loans from other lenders to hold in our portfolio. Our originations, purchases and sales of mortgage loans include both fixed and adjustable interest rate loans. Originations are sourced, underwritten, processed, controlled and tracked primarily through our customized websites and software. We believe that, due to our automated systems, our lending business is highly scalable, allowing us to handle increasing volumes of loans and enter into new geographic lending markets with only a small increase in personnel, in accordance with our strategy of leveraging technology to lower our operating expenses.

Loan Products.  Our loans consist of first mortgage loans secured by single family and multifamily properties and, to a lesser extent, commercial properties. We also provide a limited amount of home equity financing and unsecured consumer loans. Further details regarding our loan programs are discussed below:

•             Single Family Loans.  We offer fixed and adjustable rate, single family mortgage loans in all 50 states, and provide both conforming and jumbo loans. Our largest single family mortgage loan was $3.2 million as of June 30, 2005. We currently sell substantially all of the single family loans that we originate on a nonrecourse basis to wholesale lending institutions, typically with servicing rights released to the purchaser. Before we fund each loan, we obtain prior approval by a purchaser, who delivers a specific delivery and pricing commitment, which reduces our risk in funding the loan. In addition, while each loan is underwritten to our standard guidelines, we may also follow specific underwriting guidelines put in place by the purchaser of the loan.

•             Multifamily Loans.  We currently originate adjustable rate multifamily mortgage loans primarily in California, Arizona, Texas and Washington, and we plan to expand in the future the states and geographic markets in which we originate new multifamily loans. In addition, we held multifamily loans secured by property in 36 states at June 30, 2005. We typically hold all of the multifamily loans that we originate and perform the loan servicing directly on these loans. Our multifamily loans as of June 30, 2005 ranged in amount from approximately $42,000 to $2.9 million and were secured by first liens on properties typically ranging from five to 70 units. We offer multifamily loans with interest rates that adjust based on a variety of industry standard indices, including U.S. Treasury security yields, LIBOR and Eleventh District Cost of Funds. Our loans typically have prepayment protection clauses, interest rate floors, ceilings and rate change caps.

•             Commercial Loans.  We originate a small volume of adjustable rate commercial real estate loans, primarily in California. We currently hold all of the commercial loans that we originate and perform the loan servicing on these loans. Our commercial loans as of June 30, 2005 ranged in amount from approximately $112,000 to $2.2 million, and were secured by first liens on mixed-use, shopping and retail centers, office buildings and multi-tenant industrial properties. We offer commercial loans on similar terms and interest rates as our multifamily loans.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end since inception of our operations:

	At June 30,
	2005		2004		2003		2002		2001
	(Dollars in thousands)

Residential real estate loans:

Single family (one to four units)	$62,403	12.9%	$21,753	6.1%	$42,124	17.2%	$32,763	19.7%	$118,377	84.9%

Multifamily (five units or more)	406,660	84.2%	320,971	90.6%	191,426	78.0%	125,303	75.2%	12,878	9.2%

Commercial real estate and land	14,181	2.9%	11,659	3.3%	11,839	4.8%	8,396	5.0%	8,122	5.8%

Consumer loans and others	40	0.0%	63	0.0%	62	0.0%	109	0.1%	78	0.1%

Total loans held for investment	$483,284	100%	$354,446	100%	$245,451	100%	$166,571	100%	$139,455	100%

Allowance for loan losses	(1,415)		(1,045)		(790)		(505)		(310)

Unamortized premiums, net of deferred loan fees	5,003		1,860		1,272		1,185		534

Net loans held for investment	$486,872		$355,261		$245,933		$167,251		$167,251

The following table sets forth the amount of loans maturing in our total loans held for investment at June 30, 2005 based on the contractual terms to maturity:

	Term to Contractual Repayment or Maturity
	Less Than Three Months	Over Three Months through One Year	Over One Year through Five Years	Over Five Years	Total
	(Dollars in thousands)

June 30, 2005	$40	$1,006	$1,502	$480,736	$483,284

The following table sets forth the amount of our loans at June 30, 2005 that are due after June 30, 2006 and indicates whether they have fixed or floating or adjustable interest rate loans:

	Fixed	Floating or Adjustable	Total
	(Dollars in thousands)

Single family (one to four units)	$218	$62,179	$62,397
Multifamily (five units or more)	24,868	381,792	406,660
Commercial real estate and land	256	12,925	13,181
Consumer
Total	$25,342	$456,896	$482,238

Our loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties at June 30, 2005:

Percent of Loan Principal Secured by Real Estate Located in State

State	Total Real Estate Loans	Single Family	Multifamily	Commercial and Land

California-south (1)	43.40%	25.75%	45.57%	58.82%
California-north (2)	9.88%	21.62%	8.35%	2.11%
Colorado	7.02%	1.49%	7.52%	16.92%
Washington	9.35%	3.51%	10.57%	5.54%
Arizona	7.10%	2.75%	7.82%	—
Texas	5.29%	0.93%	6.01%	4.20%
Oregon	4.49%	2.44%	4.96%	—
Florida	3.92%	10.90%	2.98%	—
All other states	9.55%	30.61%	6.22%	12.41%
	100%	100%	100%	100%

(1)       Consists of loans secured by real property in California with zip code ranges from 90000 to 92999.

(2)       Consists of loans secured by real property in California with zip code ranges from 93000 to 96999.

Another measure of credit risk is the ratio of the loan amount to the value of the property securing the loan (called loan-to-value ratio or LTV). The following table shows the LTVs of our loan portfolio on weighted average and median bases at June 30, 2005. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan at the time of the funding or, for certain purchased seasoned loans, an adjusted appraised value based upon an independent review at the time of the purchase.

	Total Real Estate Loans	Single Family	Multifamily	Commercial and Land

Weighted Average LTV	53.11%	65.85%	51.38%	47.07%
Median LTV	53.04%	68.57%	49.29%	37.24%

Lending Activities.  The following table summarizes the volumes of real estate loans originated, purchased and sold for each fiscal year since inception of our operations:

	For the Fiscal Years Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans Held for Sale:
Single family (one to four units):
Beginning balance	$435	$3,602	$128	$22	$—
Loan originations	19,312	76,550	124,739	6,994	3,317
Loans purchases	—	—	—	—	—
Proceeds from sale of loans held for sale	(19,652)	(80,081)	(122,042)	(6,932)	(3,317)
Gains on sales of loans held for sale	94	364	778	67	22
Other	—	—	(1)	(23)	—
Ending balance	$189	$435	$3,602	$128	$22
Loans Held for Investment:
Single family (one to four units):
Beginning balance	$21,753	$42,124	$32,763	$118,377	$—
Loan originations	3,380	1,641	1,838	3,595	6,797
Loans purchases	50,623	7,855	32,919	7,792	127,340
Loans sold	—	—	—	—	—
Principal repayments	(13,353)	(29,867)	(25,396)	(97,024)	(14,807)
Other	—	—	—	23	(953)
Ending balance	$62,403	$21,753	$42,124	$32,763	$118,377
Multifamily (five units or more):
Beginning balance	$320,971	$191,426	$125,303	$12,878	$—
Loan originations	36,241	57,337	49,949	29,970	4,945
Loans purchases	108,826	120,264	48,267	123,349	7,965
Loans sold	—	—	—	—	—
Principal repayments	(59,378)	(48,056)	(32,093)	(40,894)	(32)
Other	—	—	—	—	—
Ending balance	$406,660	$320,971	$191,426	$125,303	$12,878
Commercial real estate and land:
Beginning balance	$11,659	$11,839	$8,397	$8,122	$—
Loan originations	5,715	5,467	6,784	1,073	4,261
Loans purchases	—	—	—	—	4,273
Loans sold	—	—	—	—	—
Principal repayments	(3,193)	(5,647)	(3,342)	(798)	(412)
Other	—	—	—	—	—
Ending balance	$14,181	$11,659	$11,839	$8,397	$8,122
Consumer loans and other:
Beginning balance	$63	$62	$108	$78	$—
Loan originations	26	33	38	21	—
Loans purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(49)	(33)	(108)	8	(272)
Other		1	24	1	350
Ending balance	$40	$63	$62	$108	$78
TOTAL LOANS HELD FOR INVESTMENT	$483,284	$354,446	$245,451	$166,571	$139,455
Allowance for loan losses	(1,415)	(1,045)	(790)	(505)	(310)
Unamortized premiums, net of deferred loan fees	5,003	1,860	1,272	1,185	534
NET LOANS HELD FOR INVESTMENT	$486,872	$355,261	$245,933	$167,251	$139,679

The following table summarizes the amount funded, the number and the size of real estate loans originated and purchased for each fiscal year since inception of our operations:

	For the Fiscal Years Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Type of Loan
Single family (one to four units):
Loans originated
Amount funded	$22,692	$78,191	$126,577	$10,589	$10,114
Number of loans	83	317	560	46	38
Average loan size	$273	$247	$226	$230	$266
Loans purchased
Amount funded	$50,623	$7,855	$32,919	$7,792	$127,340
Number of loans	208	11	68	130	296
Average loan size	$243	$714	$484	$60	$430
Multifamily (five or more units):
Loans originated
Amount funded	$36,241	$57,337	$49,949	$29,970	$4,945
Number of loans	53	84	80	50	9
Average loan size	$684	$683	$624	$599	$549
Loans purchased
Amount funded	$108,826	$120,264	$48,267	$123,349	$7,965
Number of loans	152	116	79	315	16
Average loan size	$716	$1,037	$611	$392	$498
Commercial real estate and land:
Loans originated
Amount funded	$5,715	$5,467	$6,784	$1,073	$4,261
Number of loans	7	5	6	3	5
Average loan size	$816	$1,093	$1,131	$358	$852
Loans purchased
Amount funded	—	—	—	—	$4,273
Number of loans	—	—	—	—	16
Average loan size	—	—	—	—	$267

Loan Marketing.  We market our lending products through a variety of channels depending on the product. We market single family mortgage loans in all 50 states to Internet comparison shoppers through our purchase of advertising on search engines, such as Google and Yahoo, and popular product comparison sites, such as Bankrate.com. We market multifamily loans primarily in five states through Internet search engines and through traditional origination techniques, such as direct mail marketing, personal sales efforts and limited media advertising.

Loan Originations.  We originate loans through three different origination channels: online retail, online wholesale and direct.

•             Online Retail Loan Origination.  We originate single family and multifamily mortgage loans directly online through our websites, where our customers can review interest rates and loan terms, enter their loan applications and lock in interest rates directly over the Internet.

•                            Single Family Loan Website.  Our primary website for single family loans is located at homeloans.bankofinternet.com. We maintain and update the rate and other information on this website. Once a single family loan application is received, we outsource processing of the loan application to a third-party processor, which handles all of the tasks of underwriting and processing the loan. Customers seeking direct contact with a loan officer during the application process are directed to a loan officer at the third-party loan processor.

•                            Multifamily Loan Website.  Our primary website for multifamily loans is located at www.ApartmentBank.com, where customers can obtain loan rates and terms, prequalify loan requests, submit loan applications, communicate with loan officers and monitor loan processing in a secure, online environment. Multifamily loan applications are underwritten and processed internally by our personnel. We designed our multifamily website and underlying software to expedite the origination, processing and management of multifamily loans. For example, customers can directly input or import loan application data electronically, or submit data by facsimile. Once a customer begins an online application, he or she can save the application and resume the process at a later date through a secure password. Our software determines which forms are needed, populates the forms and allows multiple parties, such as guarantors, to access the application.

•             Online Wholesale Loan Origination.  We have developed relationships with independent multifamily loan brokers in our five primary multifamily markets, and we manage these relationships and our wholesale loan pipeline through our “Broker Advantage” website located at broker.bofi.com. Through this password-protected website, our approved independent loan brokers can compare programs, terms and pricing on a real time basis and communicate with our staff. Additionally, through a secure loan pipeline management feature, brokers can submit prequalification requests, submit, edit and manage full loan applications, manage loans in process, track outstanding documents and obtain any necessary forms required for documentation. We do not allow brokers to perform any loan processing beyond acting as the originating broker of record. We handle all further loan processing, including verification of loan requests, underwriting, preparation of loan documents and obtaining third party reports and appraisals. We believe that the tools and services offered by Broker Advantage free loan brokers from much of the administrative tasks of loan processing and allow brokers to focus more of their time on local marketing and business development efforts.

•             Direct Loan Origination.  We employ a staff of three loan originators who directly originate multifamily and commercial loans and develop wholesale lending relationships with loan brokers on a regional basis. Our internal software, known as “Origination Manager,” allows each loan originator to have direct online access to our multifamily loan origination system and originate and manage their loan portfolios in a secure online environment from anywhere in the nation. Routine tasks are automated, such as researching loan program and pricing updates, prequalifying loans, submitting loan applications, viewing customer applications, credit histories and other application documents and monitoring the status of loans in process. We have four direct loan originators, located in Denver, Dallas/Fort Worth, Phoenix and San Diego.

Loan Purchases.  We purchase selected single family and multifamily loans from other lenders to supplement and diversify our loan portfolio geographically. We currently purchase loans from major banks or mortgage companies. At June 30, 2005, approximately $283.1 million, or 58.6%, of our loan portfolio was acquired from other lenders who are servicing the loans on our behalf, of which 80.0% were multifamily loans and 20.0% were single family loans.

Loan Servicing.  We typically retain servicing rights for all multifamily loans that we originate. We typically do not acquire servicing rights on purchased single family and multifamily loans, and we typically release-servicing rights to the purchaser when we sell single family loans that we originate.

Loan Underwriting Process and Criteria.  We individually underwrite all multifamily and commercial loans that we originate, and all loans that we purchase. We outsource to a third-party processor the underwriting of all single family loans that we originate, based on underwriting criteria that we establish and provide to the processor. Our loan underwriting policies and procedures are written and adopted by our board of directors and our loan committee. Each loan, regardless of how it is originated, must meet underwriting criteria set forth in our lending policies and the requirements of applicable lending regulations of the OTS.

We have designed our loan application and review process so that much of the information that is required to underwrite and evaluate a loan is created electronically during the loan application process. Therefore we can automate many of the mechanical procedures involved in preparing underwriting reports and reduce the need for human interaction, other than in the actual credit decision process. We believe that our systems will allow us to handle increasing volumes of loans with only a small increase in personnel, in accordance with our strategy of leveraging technology to lower our operating expenses.

We perform underwriting directly on all multifamily and commercial loans that we originate and purchase. We rely primarily on the cash flow from the underlying property as the expected source of repayment, but we also endeavor to obtain personal guarantees from all borrowers or substantial principals of the borrower. In evaluating multifamily and commercial loans, we review the value and condition of the underlying property, as well as the financial condition, credit history and qualifications of the borrower. In evaluating the borrower’s qualifications, we consider primarily the borrower’s other financial resources, experience in owning or managing similar properties and payment history with us or other financial institutions. In evaluating the underlying property, we consider primarily the net operating income of the property before debt service and depreciation, the ratio of net operating income to debt service and the ratio of the loan amount to the appraised value.

Lending Limits.  As a savings association, we generally are subject to the same lending limit rules applicable to national banks. With limited exceptions, the maximum amount that we may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of our unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. We are additionally authorized to make loans to one borrower, by order of the Director of the OTS, in an amount not to exceed the lesser of $30.0 million or 30% of our unimpaired capital and surplus for the purpose of developing residential housing, if certain specified conditions are met. See “Regulation — Regulation of Bank of Internet USA.”

At June 30, 2005, Bank of Internet’s loans-to-one-borrower limit was $8.2 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2005, no single loan was larger than $3.2 million and our largest single lending relationship had an outstanding balance of $5.0 million.

Asset Quality and Credit Risk.  For every quarter from inception to June 30, 2005, we had no nonperforming assets or troubled debt restructurings, no foreclosures and no specific loan loss allowances. During that time, two loans had notice of defaults filed during the quarter, but were cured before the end of the quarter. Since our history is limited, we expect in the future to have additional loans that default or become nonperforming. Nonperforming assets are defined as nonperforming loans and real estate acquired by foreclosure or deed-in-lieu thereof. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more overdue but still accruing interest to the extent applicable. Troubled debt restructurings are defined as loans that we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal or interest payments. Our policy in the event of nonperforming assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our policy is to not accrue interest on loans past due 90 days or more.

Mortgage-backed Securities Portfolio.  In addition to loans, we invest in mortgage-backed securities consisting of investment grade single family mortgage pass-through securities issued by government-sponsored entities. We invest in mortgage-backed securities to supplement our loan portfolio originations and purchases and to manage excess liquidity. During the fiscal year ended June 30, 2005, we increased our purchases of mortgage-backed securities because we believed the mortgage-backed securities provided better risk adjusted yields than certain single family whole loan originations or whole loan pools. We also buy and sell mortgage-backed securities to facilitate liquidity and to help manage our interest rate risk.

Investment Portfolio.  In addition to loans and mortgage-backed securities, we invest available funds in investment grade fixed income securities, consisting mostly of federal agency securities. We also invest available funds in term deposits of other FDIC-insured financial institutions. Our investment policy, as established by our board of directors, is designed primarily to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or portfolio asset concentration. Under our investment policy, we are currently authorized to invest in obligations issued or fully guaranteed by the United States government, specific federal agency obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

The following table sets forth changes in our investment portfolio for each fiscal year since 2002:

	2005	2004	2003	2002
	(Dollars in thousands)
Securities at beginning of period	$3,665	$441	$726	$1,522
Purchases	97,695	3,409	—	—
Sales	(18,667)	—	—	—
Repayments and prepayments	(12,226)	(185)	(285)	(796)
(Decrease) increase in unrealized gains/losses on available-for-sale securities (1)	10	—	—	—
Securities at end of period	$70,477	$3,665	$441	$726

(1)       Through June 30, 2004, we did not have any securities designated as available-for-sale.

The following table sets forth, at June 30, 2005, the dollar amount of our investment portfolio by type, based on the contractual terms to maturity and the weighted average yield for each range of maturities:

	Total Amount		Due within One Year		After One but within Five Years		After Five but within Ten Years		After Ten Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
	(Dollars in thousands)
Mortgage-backed Securities Available-for-Sale:
GNMA MBS (2)	$3,740	3.47%	$80	3.47%	$355	3.47%	$531	3.47%	$2,774	3.47%
FHLMC MBS (2)	4,334	3.01%	154	3.01%	410	3.01%	593	3.01%	3,177	3.01%
FNMA MBS (2)	54,682	3.32%	996	3.27%	4,408	3.28%	6,611	3.29%	42,667	3.33%
Total debt securities	$62,756	3.31%	$1,230	3.25%	$5,173	3.27%	$7,735	3.28%	$48,618	3.32%
Total fair value of debt securities	$62,766	3.31%	$1,230	3.25%	$5,173	3.27%	$7,735	3.28%	$48,628	3.32%
Investment Securities Held to Maturity:
U.S. Government and Agency	$3,442	3.65%	$—	—	$3,442	3.65%	$—	—	$—	—
FHLMC MBS (2)	4,092	4.21%	80	4.21%	327	4.21%	494	4.21%	3,191	4.21%
FNMA MBS (2)	177	3.75%	4	3.75%	19	3.75%	28	3.75%	126	3.75%
Total debt securities	$7,711	3.95%	$84	4.18%	$3,788	3.70%	$522	4.18%	$3,317	4.19%
Total fair value of debt securities	$7,678	3.95%	$84	4.18%	$3,788	3.70%	$522	4.18%	$3,284	4.19%

(1)       Weighted average yield is based on amortized cost of the securities.

(2)       Mortgage-backed securities are allocated based on contractual principal maturities, assuming no prepayments.

Allowance for Loan Losses.  We maintain an allowance for loan losses in an amount that we believe is sufficient to provide adequate protection against probable losses in our loan portfolio. We evaluate quarterly the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, risk characteristics of the various categories of loans and other pertinent factors. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible and increased by recoveries of loans previously charged off.

Under our allowance for loan loss policy, impairment calculations are determined based on general portfolio data for general reserves and loan level data. Specific loans are evaluated for impairment and are to be classified as nonperforming or in foreclosure if they are 90 days or more delinquent. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected from the sale of collateral.

General loan loss reserves are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated impairment rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. We use an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios, measured at the time the loan was funded. The internal asset review committee of our board of directors reviews and approves the bank’s calculation methodology. Specific reserves are to be calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve is based on discounted cash flows, observable market prices or the estimated value of underlying collateral.

For every quarter from inception to June 30, 2005, we had no nonperforming assets or troubled debt restructurings, no foreclosures and no specific loan loss allowances During that time, two loans had notice of defaults filed during the quarter, but were cured before the end of the quarter.

The following table sets forth the changes in our allowance for loan losses, by loan type, from June 30, 2000 through June 30, 2005. From inception through June 30, 2005, we have not recorded any specific loan loss reserves or any loan charge-offs or recoveries:

	Single Family	Multifamily	Commercial Real Estate and Land	Consumer	Total	Total Allowance as a Percentage of Total Loans
	(Dollars in thousands)
Balance at June 30, 2000	$—	$—	$—	$—	$—	—
Provision for loan losses	198	76	33	3	310
Balance at June 30, 2001	198	76	33	3	310	0.22%
Provision for loan losses	(107)	300	2	—	195
Balance at June 30, 2002	91	376	35	3	505	0.30%
Provision for loan losses	(14)	302	—	(3)	285
Balance at June 30, 2003	77	678	35	—	790	0.32%
Provision for loan losses	(35)	284	6	—	255
Balance at June 30, 2004	42	962	41	—	1,045	0.29%
Provision for loan losses	101	253	16	—	370
Balance at June 30, 2005	$143	$1,215	$57	$—	$1,415	0.29%

The following table sets forth how our allowance for loan losses is allocated by type of loan at each of the dates indicated:

	June 30, 2005		June 30, 2004		June 30, 2003		June 30, 2002		June 30, 2001
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
Single family	$143	10.11%	$42	4.02%	$77	9.75%	$91	18.02%	$198	63.87%
Multifamily	1,215	85.86%	962	92.06%	678	85.82%	376	74.46%	76	24.52%
Commercial real estate and land	57	4.03%	41	3.92%	35	4.43%	35	6.93%	33	10.64%
Consumer	—	—	—	—	—	—	3	0.59%	3	0.97%
Total	$1,415	100%	$1,045	100%	$790	100%	$505	100%	$310	100%

Deposit Products and Services

Deposit Products.  We offer a full line of deposit products over the Internet to customers in all 50 states. Our deposit products consist of demand deposits (interest bearing and non-interest bearing), savings accounts and time deposits. Our customers access their funds through ATMs, debit cards, Automated Clearing House funds (electronic transfers) and checks. We also offer the following additional services in connection with our deposit accounts:

•             Online Bill Payment Service.  Customers can pay their bills online through electronic funds transfer or a written check prepared and sent to the payee.

•             Online Check Imaging.  Online images of cancelled checks and deposit slips are available to customers 24 hours a day. Images of cancelled checks are available real time (at the time the check clears our bank) and may be printed or stored electronically.

•             ATM Cards or VISA(R) Check Cards.  Each customer may choose to receive a free ATM card or VISA(R) check card upon opening an account. Customers can access their accounts at ATMs and any other location worldwide that accept VISA(R) check cards. We do not charge a fee for ATM/VISA(R) usage, and we reimburse our customers up to $10 per month for fees imposed by third-party operators of ATM/VISA(R) locations.

•             Overdraft Protection.  Overdraft protection, in the form of an overdraft line of credit, is available to all checking account customers who request the protection and qualify.

•             Electronic Statements.  Statements are produced and imaged automatically each month and may be printed or stored electronically by the customer.

Deposit Marketing.  We currently market to deposit customers through targeted, online marketing in all 50 states by purchasing “key word” advertising on Internet search engines, such as Google, and placement on product comparison sites, such as Bankrate.com. We target deposit customers based on demographics, such as age, income, geographic location and other criteria.

As part of our deposit marketing strategies, we actively manage deposit interest rates offered on our websites and displayed in our advertisements. Senior management is directly involved in executing overall growth and interest rate guidance established by our asset/liability committee, or ALCO. Within these parameters, management and staff survey our competitors’ interest rates and evaluate consumer demand for various products and our existing deposit mix. They then establish our marketing campaigns accordingly and monitor and adjust our marketing campaigns on an ongoing basis. Within minutes our management and staff can react to changes in deposit inflows and external events by altering interest rates reflected on our websites and in our advertising.

For the year ended June 30, 2005, we opened 10,856 new deposit accounts, resulting in approximately $208.5 million in new deposits, and spent approximately $89,000 in external advertising costs for deposit gathering. For the fiscal year ended June 30, 2004, we opened 6,408 new deposit accounts, resulting in approximately $136.0 million in new deposits, and spent approximately $29,000 in external advertising costs for deposit gathering. Our external advertising cost per new account was approximately $8.19 and $4.52 per new account for fiscal 2005 and 2004, respectively. The number of deposit accounts at June 30, 2005 and at each of June 30, 2004, 2003 and 2002 is set forth below.

	At June 30,
	2005	2004	2003	2002

Checking and savings accounts	8,829	9,588	5,626	3,287
Time deposits	10,998	4,065	3,943	3,080
Total number of deposit accounts	19,827	13,653	9,569	6,367

Deposit Composition.  The following table sets forth the dollar amount of deposits by type and weighted average interest rates at June 30, 2005 and at each of June 30, 2004, 2003 and 2002:

	At June 30,
	2005		2004		2003		2002
	Amount	Rate (1)	Amount	Rate (1)	Amount	Rate (1)	Amount	Rate (1)
	(Dollars in thousands)

Noninterest-bearing	$8,225	—	$2,279	—	$3,299	—	$1,405	—
Interest-bearing:
Demand	33,187	1.93%	26,725	1.35%	29,902	1.38%	34,283	3.07%
Savings	50,408	2.13%	94,120	1.96%	18,823	1.91%	7,977	1.87%
Time deposits:
Under $100,000	178,566	3.60%	88,082	3.44%	95,489	3.93%	82,889	4.23%
$100,000 or more	90,665	3.54%	58,635	3.20%	46,479	3.96%	41,064	4.18%
Total time deposits	269,231	3.58%	146,717	3.35%	141,968	3.94%	123,953	4.21%
Total interest-bearing	352,826	3.22%	267,562	2.66%	190,693	3.34%	166,213	3.86%
Total deposits	$361,051	3.14%	$269,841	2.64%	$193,992	3.28%	$167,618	3.83%

(1) Based on weighted average stated interest rates at the end of the period.

The following tables set forth the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated:

	2005			2004			2003			2002
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Demand	$28,330	$483	1.70%	$29,600	$416	1.41%	$33,213	$735	2.21%	$17,518	$487	2.78%
Savings	76,842	1,599	2.08%	64,197	1,252	1.95%	8,160	119	1.46%	10,873	272	2.50%
Time deposits	205,530	6,856	3.34%	132,166	4,866	3.68%	142,903	5,854	4.10%	123,812	6,196	5.00%
Total interest-bearing deposits	310,702	8,938	2.88%	225,963	6,534	2.89%	184,276	6,708	3.64%	152,203	6,955	4.57%
Total deposits	$315,448	$8,938	2.83%	$227,966	$6,534	2.87%	$186,032	$6,708	3.61%	$153,028	$6,955	4.54%

The following table shows the maturity dates of our certificates of deposit at June 30, 2005 and 2004:

	2005	2004

Within 12 months	$159,670	$80,365
13 to 24 months	46,492	23,018
25 to 36 months	39,784	14,760
37 to 48 months	15,772	14,309
49 months and thereafter	7,513	14,265
Total	$269,231	$146,717

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at June 30, 2005 and 2004:

	Term to Maturity
	Within Three Months	Over Three Months through Six Months	Over Six Months through One Year	Over One Year	Total
	(Dollars in thousands)
June 30, 2005
Time deposits with balances of $100,000 or more	$15,636	$15,461	$25,355	$34,213	$90,665

June 30, 2004
Time deposits with balances of $100,000 or more	$13,355	$11,784	$10,599	$22,897	$58,635

Borrowings

In addition to deposits, we have historically funded our asset growth through advances from the FHLB. Our bank can borrow up to 35.0% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. Based on loans and securities pledged at June 30, 2005, we had a total borrowing capacity of approximately $186.4 million, of which $172.9 million was outstanding and $13.5 million was available. At June 30, 2005, we also had a $4.5 million unsecured fed funds purchase line with a major bank under which no borrowings were outstanding.

On October 24, 2003, we entered into a $5.0 million loan facility with a commercial bank consisting of a one-year revolving line of credit plus a fully amortizing term loan of up to nine years. We entered into this loan facility to provide additional regulatory capital to our bank to support its growth. A total of $5.0 was drawn under the line of credit, which terminated and became a nine- year term loan on October 24, 2004. The term loan note payable of $5.0 was prepaid in full in March 2005 with the proceeds from our initial public offering.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 5.68% at June 30, 2005, with interest to be paid quarterly starting in February 2005.

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the fiscal years ended June 30, 2005, 2004, 2003 and 2002:

	At of For The Fiscal Years Ended June 30, 2005
	2005	2004	2003	2002
Advances from the FHLB (1):
Average balance outstanding	$122,166	$69,932	$35,343	$22,764
Maximum amount outstanding at any month-end during the period	172,562	101,446	55,900	29,900
Balance outstanding at end of period	172,562	101,446	55,900	29,900
Average interest rate at end of period	3.49%	3.19%	4.40%	5.05%
Average interest rate during period	3.45%	3.79%	4.86%	5.02%
Notes payable:
Average balance outstanding	$2,541	$1,119	—	—
Maximum amount outstanding at any month-end during the period	5,000	3,060	—	—
Balance outstanding at end of period	—	1,300	—	—
Average interest rate at end of period	—	5.25%	—	—
Average interest rate during period (2)	6.19%	5.36%	—	—
Notes payable — related party:
Average balance outstanding	—	—	—	$487
Maximum amount outstanding at any month-end during the period	—	—	—	1,570
Balance outstanding at end of period	—	—	—	—
Average interest rate at end of period	—	—	—	—
Average interest rate during period	—	—	—	9.45%
Junior subordinated debentures:
Average balance outstanding	$2,782	—	—	—
Maximum amount outstanding at any month-end during the period	5,155	—	—	—
Balance outstanding at end of period	5,155	—	—	—
Average interest rate at end of period	5.68%	—	—	—
Average interest rate during period	5.47%	—	—	—

(1)          Advances from the FHLB have been reduced by debt issue costs of $338, and $454 for the fiscal years ended June 30, 2005 and 2004, respectively.

(2)          Rate excludes impact of write-off of $46,000 in deferred loan costs as a result of prepaying the note payable in March 2005.

Technology

We have implemented customized software and hardware systems to provide products and services to our customers. Most of our key customer interfaces were designed by us specifically to address the needs of an Internet-only bank and its customers. Our website and CRM technology drive our customer self-service model, reducing the need for human interaction while increasing our overall operating efficiencies. Our CRM software enables us to collect customer data over our websites, which is automatically uploaded into our customer databases. The databases drive our workflow processes by automatically linking to third-party processors and storing all customer contract and correspondence data, including emails, hard copy images and telephone notes. With customer information readily accessible through our CRM software, our service personnel can respond to customers rapidly. We intend to continue to improve our systems and implement new systems, with the goal of providing for increased transaction capacity without materially increasing personnel costs.

The following summarizes our current technology resources:

Core Banking Systems.  We outsource substantially all of our core banking systems. The outsourcer is responsible for all of our basic core processing applications, including general ledger, loans, deposits, ATM networks, electronic fund transfers, item processing and imaging. These outsourced services for our core banking systems are located in California, Wisconsin and North Carolina, with a backup location in New York. Our bill pay system is also outsourced. We use a variety of vendors to provide automated information for our customers, including credit, identity authentication, tax status and property appraisal.

Internet and CRM Systems.  We use our own customized software for our website interface with loan and deposit customers, including collection and initial processing of new customer information. We have also created customized software to manage workflow and fraud control and provide automated interfaces to our outsourced service providers. We directly host our primary web servers, which are located in San Diego, California, and fully control and manage the content of our websites with a staff of technology personnel. Web servers used by our customers to access real time account data are located in California and Kansas, with a backup location in Texas.

Systems Architecture.  Our Internet and CRM platforms have been developed using Microsoft software and Intel-based hardware. Our outsourced core processing system uses IBM hardware and software. We use a variety of specialized companies to provide hardware and software for firewalls, network routers, intrusion detection, load balancing, data storage and data backup. To aid in disaster recovery, customer access to our websites is supported by a fully redundant network and our servers are “mirrored” so that most hardware failures or software bugs should cause no more than a few minutes of service outage. “Mirroring” means that our server is backed up continuously so that all data is stored in two physical locations.

Security

Because we operate almost exclusively through electronic means, we believe that we must be vigilant in detecting and preventing fraudulent transactions. We have implemented stringent computer security and internal control procedures to reduce our susceptibility to “identity theft,” “hackers,” theft and other types of fraud. We have implemented an automated approach to detecting identity theft that we believe is highly effective, and we have integrated our fraud detection processes into our CRM technology. For example, when opening new deposit accounts, our CRM programs automatically collect a customer’s personal and computer identification from our websites, send the data to internal and third-party programs which analyze the data for potential fraud, and quickly provide operating personnel with a summary report for final assessment and decision making during the account-opening process.

We continually evaluate the systems, services and software used in our operations to ensure that they meet high standards of security. The following are among the security measures that are currently in place:

•             Encrypted Transactions.  All banking transactions and other appropriate Internet communications are encrypted so that sensitive information is not transmitted over the Internet in a form that can be read or easily deciphered.

•             Secure Log-on.  To protect against the possibility of unauthorized downloading of a customer’s password protected files, user identification and passwords are not stored on the Internet or our web server.

•             Authenticated Session Integrity.  An authenticated user is any user who signs onto our website with a valid user ID and password. To protect against fraudulent bank customers, our server is programmed to alert our core processing vendor of any attempted illegitimate entry so that its staff can quickly investigate and respond to such attempts.

•             Physical Security.  Our servers and network computers reside in secure facilities. Currently, computer operations supporting our outsourced core banking systems are based in Lenexa, Kansas with backup facilities in Houston, Texas. Only employees with proper photographic identification may enter the primary building. The computer operations are located in a secure area that can be accessed only by using a key card and further password identification. In addition, our marketing and account opening servers reside in a secure third-party location in San Diego with a mirror site at our corporate offices. These servers are physically separate from our outsourced core back-office processing system and maintain the same level of security services as our outsourced core processing servers in Lenexa, Kansas.

•             Service Continuity.  Our core system outsourcer and our bank provide a fully redundant network. Our server is also “mirrored.” This network and server redundancy is designed to provide reliable access to our bank. However, if existing customers are not able to access their accounts over the Internet, customers retain access to their funds through paper checks, ATM cards, customer service by telephone and an automated telephone response system.

•             Monitoring.  All customer transactions on our server produce one or more entries into transaction logs, which we monitor for unusual or fraudulent activity. We are notified and log any attempt by an authenticated user to modify a command or request from our websites. Additionally, all financial transactions are logged, and these logs are constantly reviewed for abnormal or unusual activity.

Intellectual Property and Proprietary Rights

We register our various Internet URL addresses with service companies, and work actively with bank regulators to identify potential naming conflicts with competing financial institutions. We also work with various regulators to shut down websites with names that may be misleading to our customers. Policing unauthorized use of proprietary information is difficult and litigation may be necessary to enforce our intellectual property rights.

We own the Internet domain names “bankofinternet.com,” “bofi.com,” “apartmentbank.com,” “insurancesales.com,” “investmentsales.com,” “bancodeinternet.com” and many other similar names. Domain names in the United States and in foreign countries are regulated, and the laws and regulations governing the Internet are continually evolving. Additionally, the relationship between regulations governing domain names and laws protecting intellectual property rights is not entirely clear. As a result, we may in the future be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademark and other intellectual property rights.

Employees

At June 30, 2005, we had two part-time and 24 full time employees (or 25 full time equivalent employees). None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

Competition

The market for banking and financial services is intensely competitive, and we expect competition to continue to intensify in the future. We believe that competition in our market is based predominantly on price, customer service and brand recognition. Our competitors include:

•             large, publicly-traded, Internet-based banks, as well as smaller Internet-based banks;

•             “brick and mortar” banks, including those that have implemented websites to facilitate online banking; and

•             traditional banking institutions such as thrifts, finance companies, credit unions and mortgage banks.

In real estate lending, we compete against traditional real estate lenders, including large and small savings banks, commercial banks, mortgage bankers and mortgage brokers. Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources and are capable of providing strong price and customer service competition. In order to compete profitably, we may need to reduce the rates we offer on loans and investments and increase the rates we offer on deposits, which actions may adversely affect our overall financial condition and earnings. We may not be able to compete successfully against current and future competitors

REGULATION

General

Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund, or SAIF, and not for the benefit of our stockholders. The following information describes aspects of the material laws and regulations applicable to us and our subsidiary, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular applicable laws and regulations.

Legislation is introduced from time to time in the U.S. Congress that may affect the operations of our company and Bank of Internet USA. In addition, the regulations governing us and Bank of Internet USA may be amended from time to time by the OTS. Any such legislation or regulatory changes in our future could adversely affect Bank of Internet USA. No assurance can be given as to whether or in what form any such changes may occur.

Regulation of BofI Holding, Inc.

General. We are a savings and loan holding company subject to regulatory oversight by the OTS. As such, we are required to register and file reports with the OTS and are subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over us and our subsidiary, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Bank of Internet USA.

Activities Restrictions. Our activities, other than through Bank of Internet USA or any other SAIF-insured savings association we may hold in the future, are subject to restrictions applicable to bank holding companies. Bank holding companies are prohibited, subject to certain exceptions, from engaging in any business or activity other than a business or activity that the Federal Reserve Board has determined to be closely related to banking. The Federal Reserve Board has by regulation determined that specified activities satisfy this closely-related-to-banking standard.  We currently do not engage in any activities that fall under this standard.

Regulation of Bank of Internet USA

General. As a federally chartered, SAIF-insured savings association, Bank of Internet USA is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of Bank of Internet USA must comply with various statutory and regulatory requirements. Bank of Internet USA is also subject to reserve requirements promulgated by the Federal Reserve Board. The OTS, together with the FDIC, regularly examines Bank of Internet USA and prepares reports for Bank of Internet USA’s board of directors on any deficiencies found in the operations of Bank of Internet USA. The relationship between Bank of Internet USA and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by Bank of Internet USA.

Bank of Internet USA must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into specified transactions such as mergers with or acquisitions of other financial institutions or raising capital or issuing trust preferred securities. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress, could have a material adverse effect on us, Bank of Internet USA and our operations.

Insurance of Deposit Accounts. The SAIF, as administered by the FDIC, insures Bank of Internet USA’s deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that Bank of Internet USA has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, as of December 31, 2001, SAIF members pay zero to $0.27 per $100 of domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the third quarter of 2002 of approximately $0.0172 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements and Prompt Corrective Action. The prompt corrective action regulation of the OTS requires mandatory actions and authorizes other discretionary actions to be taken by the OTS against a savings association that falls within undercapitalized capital categories specified in the regulation.

Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2005, Bank of Internet USA met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll-over brokered deposits.

If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with restrictions applicable to significantly undercapitalized institutions. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized without the express permission of the institution’s primary regulator.

OTS capital regulations also require savings associations to meet three additional capital standards:

•                  tangible capital equal to at least 1.5% of total adjusted assets;

•                  leverage capital (core capital) equal to 4.0% of total adjusted assets; and

•                  risk-based capital equal to 8.0% of total risk-weighted assets.

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OTS for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Bank of Internet USA is not subject to any such individual minimum regulatory capital requirement and our regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Loans-to-One-Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower by order of the Director of the OTS, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus for the purpose of developing residential housing, if specified conditions are met:

•                  the purchase price of each single family dwelling in the development does not exceed $500,000;

•                  the savings association is in compliance with its fully phased-in capital requirements;

•                  the loans comply with applicable loan-to-value requirements; and

•                  the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or QTL, test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the Code. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of Bank of Internet USA’s business. The required percentage of qualified thrift investments under the HOLA is 65% of portfolio. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2005, Bank of Internet USA was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations.

Affiliate Transactions. Transactions between a savings association and its affiliates are quantitatively and qualitatively restricted pursuant to OTS regulations. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. In general, a savings association or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates.  In addition, a savings association and its subsidiaries may engage in certain covered transactions and other specified transactions with affiliates only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The OTS regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provide that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, like cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under these regulations, a savings association may, in circumstances described in those regulations:

•                  be required to file an application and await approval from the OTS before it makes a capital distribution;

•                  be required to file a notice 30 days before the capital distribution; or

•                  be permitted to make the capital distribution without notice or application to the OTS.

Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies or the Department of Justice taking enforcement actions against the institution.

Federal Home Loan Bank System. Bank of Internet USA is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, Bank of Internet USA is required to own capital stock in an FHLB in specified amounts based on either its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year or its outstanding advances from the FHLB.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and nonpersonal time deposits. At June 30, 2005, Bank of Internet USA was in compliance with these requirements.

Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Item 2. Properties

Our principal executive offices, which also serve as our bank’s main office and branch, are located at 12777 High Bluff Drive, Suite 100, San Diego, California 92130, and our telephone number is (858) 350-6200. This facility occupies a total of approximately 12,300 square feet under a lease that expires in October 31, 2012. We believe our facilities are adequate for our current needs.

Item 3. Legal Proceedings

We may from time to time become a party to legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings are not currently defending any suit or claim.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading on the NASDAQ National Market on March 15, 2005 under the symbol “BOFI.”  There were 8,299,823 shares of common stock held by 215 registered owners as of June 30, 2005. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter since our initial public offering.  Sales prices represent actual sales of which our management has knowledge.  The transfer agent and registrar of our common stock is U.S. Stock Transfer of Glendale, California.

	BofI Holding, Inc. Common Stock
	High	Low
Quarter ended:
March 31, 2005	$12.00	$10.46
June 30, 2005	$11.45	$8.25

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future.

The holders of record of our Series A preferred stock, which was issued in 2003 and 2004, are entitled to receive dividends at the rate of six percent (6%) of the stated value per share of $10,000 per share per year. Dividends on the Series A preferred stock accrue and are payable quarterly. Dividends on the Series A preferred stock must be paid prior and in preference to any declaration or payment of any distribution on any outstanding shares of junior stock.

Other than dividends to be paid on our Series A preferred stock, we currently intend to retain any earnings to finance the growth and development of our business. Our ability to pay dividends, should our board of directors elect to do so, depends largely upon the ability of our bank to declare and pay dividends to us as our principal source of revenue is dividend paid to us by our bank. Future dividends will depend primarily upon our earnings, financial condition and need for funds, as well as government policies and regulations applicable to us and our bank that limit the amount that may be paid as dividends without prior approval.

Recent Sales of Unregistered Securities and Other Securities Matters

Repurchase Program

On June 29, 2005, our board of directors approved a common stock buyback program to purchase up to 5% of BOFI outstanding common shares when and if the opportunity arises. The buyback program became effective on August 23, 2005 with no termination date. The program authorizes BOFI to buy back common stock at its discretion, subject to market conditions.

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2005. There were no securities issued under equity compensation plans not approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a))
Equity compensation plans approved by security holders	722,017	$6.11	506,357
Equity compensation plans not approved by security holders	—	—	N/A
Total	722,017	$6.11	506,357

Use of Proceeds From Registered Securities

On March 14, 2005, our company’s Registration Statement on Form S-1 covering the offering of 3,052,174 shares of our common stock, Commission file number 333-121329 was declared effective. The offering closed on March 18, 2005.  As of the date of the filing of this report, all offered securities have been sold and the offering has terminated.  The offering was managed by WR Hambrecht & Co, LLC and The Seidler Companies Incorporated (the Underwriters).

The total price to the public for the shares offered and sold by our company was $35.1 million. The amount of expenses incurred for our account in connection with the offering included approximately $2.1 million of underwriting discounts and commissions and offering expenses of approximately $1.7 million.

All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) affiliates of our company.

The net proceeds of the offering, including the exercise of the over-allotment option, to us (after deducting the foregoing expenses) were $31.3 million. A total of $15.0 million of the net proceeds has been contributed to Bank of Internet USA as additional paid-in capital. The remainder has been retained by BofI Holding, Inc. and invested in accordance with its investment policy.

There has been no material change in the planned use of proceeds from this initial public offering as described in our final prospectus filed with the SEC.

Item 6.  Selected Financial Data

The following selected consolidated financial information should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
	2005	2004	2003	2002	2001

Selected Balance Sheet Data:
Total assets	$609,508	$405,039	$273,464	$217,614	$156,628
Loans held for investment, net of allowance for loan losses	486,872	355,261	245,933	167,251	139,679
Loans held for sale, at cost	189	435	3,602	128	22
Allowance for loan losses	1,415	1,045	790	505	310
Mortgage-backed securities	62,766	—	—	—	—
Investment securities	7,711	3,665	441	726	1,522
Total deposits	361,051	269,841	193,992	167,618	127,204
Advances from the FHLB	172,562	101,446	55,900	29,900	15,900
Note payable	—	1,300	—	—	870
Junior subordinated debentures	5,155	—	—	—	—
Total stockholders’ equity	68,650	31,759	22,885	19,501	11,903
Selected Income Statement Data:
Interest and dividend income	$22,481	$15,772	$13,514	$11,641	$4,697
Interest expense	13,512	9,242	8,426	8,144	3,535
Net interest income	8,969	6,530	5,088	3,497	1,162
Provision for loan losses	370	255	285	195	310
Net interest income after provision for loan losses	8,599	6,275	4,803	3,302	852
Noninterest income	907	1,190	1,349	297	52
Noninterest expense	4,745	3,819	3,158	3,008	1,985
Income (loss) before income tax expense (benefit)	4,761	3,646	2,994	591	(1,081)
Income tax expense (benefit)	1,892	1,471	1,264	(429)	1
Net income (loss)	$2,869	$2,175	$1,730	$1,020	$(1,082)
Net income (loss) attributable to common stock	$2,464	$2,035	$1,730	$1,020	$(1,082)
Per Share Data:
Net income (loss):
Basic	$0.43	$0.45	$0.39	$0.25	$(0.29)
Diluted	$0.40	$0.39	$0.34	$0.21	$(0.29)
Book value per common share	$7.47	$5.57	$5.11	$4.50	$3.21
Tangible book value per common share	$7.47	$5.57	$5.11	$4.50	$3.21
Weighted average number of common shares outstanding:
Basic	5,696,984	4,502,284	4,468,296	4,128,051	3,706,050
Diluted	6,190,312	5,160,482	5,134,940	4,795,401	3,706,050
Common shares outstanding at end of period	8,299,823	4,506,524	4,474,351	4,334,401	3,707,156
Performance Ratios and Other Data:
Loan originations for investment	$45,362	$64,478	$58,609	$34,659	$16,003
Loan originations for sale	19,312	76,550	124,739	6,994	3,317
Loan purchases	163,384	129,193	81,778	132,298	139,565
Return (loss) on average assets	0.59%	0.67%	0.71%	0.53%	(1.56)%
Return (loss) on average common stockholders’ equity	6.73%	8.42%	7.87%	6.32%	(8.68)%
Interest rate spread (1)	1.61%	1.81%	1.76%	1.45%	0.67%
Net interest margin (2)	1.87%	2.04%	2.11%	1.83%	1.73%
Efficiency ratio (3)	48.05%	49.47%	49.06%	79.28%	163.51%
Capital Ratios:
Equity to assets at end of period	11.26%	7.84%	8.37%	8.96%	7.60%
Tier 1 leverage (core) capital to adjusted tangible assets (4)	9.02%	7.84%	8.09%	8.65%	8.16%
Tier 1 risk-based capital ratio (4)	14.08%	11.11%	11.40%	13.76%	15.00%
Total risk-based capital ratio (4)	14.45%	11.48%	11.81%	14.13%	15.37%
Tangible capital to tangible assets (4)	9.02%	7.84%	8.09%	8.65%	8.16%
Asset Quality Ratios:
Net charge-offs to average loans outstanding (5)	—	—	—	—	—
Nonperforming loans to total loans (5)	—	—	—	—	—
Allowance for loan losses to total loans held for investment at end of period	0.29%	0.29%	0.32%	0.30%	0.22%
Allowance for loan losses to nonperforming loans (5)	—	—	—	—	—

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

(5)       For every quarter from inception to June 30, 2005, we had no nonperforming assets or troubled debt restructurings, no foreclosures and no specific loan loss allowances During that time, two loans had notice of defaults filed during the quarter, but were cured before the end of the quarter.

“NM” means not meaningful.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements due to various important factors, including those set forth under “Risk Factors” and elsewhere in this prospectus. The following discussion and analysis should be read together with the “Selected Consolidated Financial Information” and our consolidated financial statements, including the related notes, included elsewhere in this prospectus.

Overview

Our company, BofI Holding, Inc., is the holding company for Bank of Internet USA, a consumer-focused, nationwide savings bank operating primarily over the Internet. We generate retail deposits in all 50 states and originate loans for our customers directly through our websites, including www.bankofinternet.com, www.bofi.com and www.apartmentbank.com. We are a unitary savings and loan holding company and, along with Bank of Internet USA, are subject to primary federal regulation by the OTS.

From June 2003 to June 2005, we grew from total assets of $273.5 million to total assets of $609.5 million.  Net income has grown from $1.7 million for the fiscal year ended June 30, 2003 to $2.9 million for the fiscal year ended June 30, 2005. During the last three fiscal years, we have operated with net interest margins (net interest income as a percentage of average interest-earning assets) ranging from 1.87% to 2.11%. During the same three-year period, our level of assets per employee improved from $10.4 million to $24.4 million and our efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income) improved from 49.0% to 48.0%.

We successfully completed our initial public offering in March 2005. Net proceeds from this offering totaled $31.3 million. We believe the additional capital raised in the offering will support our asset growth for several years.

Net income for the fiscal year ended June 30, 2005 was $2.9 million, or $0.40 per diluted share, as compared to $2.2 million, or $0.39 per diluted share, in fiscal 2004 and $1.7 million or $0.34 per diluted share, in 2003.  Growth in our balance sheet, particularly our loans and our deposits has been the primary driver of the increase in net income. Higher interest earning assets caused net interest income (interest income from loans and investments minus interest expense from deposits and borrowings) to grow to $9.0 million for the fiscal year ended June 30, 2005 compared to $6.5 million for fiscal 2004 and $5.1 million for 2003.

Total assets at June 30, 2005 were $609.5 million as compared to $405.0 million at June 30, 2004 and $273.5 million at June 30, 2003. Assets grew $204.5 million or 50.5% during the last fiscal year primarily due to the purchase of mortgage-backed securities and the origination and purchase of mortgage loans held for investment. These investments were funded with growth in deposits and advances from the FHLB. Total assets grew $131.5 million or 48.1% in fiscal 2004 and $55.9 million or 25.7% in fiscal 2003 from the previous year, primarily as a result of loan originations and purchases.

Our future performance will depend on many factors, including changes in interest rates, competition for deposits and quality loans, regulatory burden and our ability to improve operating efficiencies. (See “Factors that May Affect our Performance”).   Our earnings rely on our net interest income and during the last year our net interest margin has been negatively influenced by a general decline in the historical spread between short term and long-term rates earned on U.S. Treasury securities, “flattening of the yield curve.” Our net interest margin declined from 2.04% for the fiscal year ended June 30, 2004 to 1.87% for the fiscal year ended June 30, 2005. Until the flattening yield curve reverses, our net interest margin will likely continue to decline.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances. However, actual results may differ significantly from these estimates and assumptions that could have a material effect on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Investment Securities Available-for-Sale—Securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment is required to be recognized in current earnings rather than other comprehensive income or loss.

Investment Securities Held to Maturity—Securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

Allowance for Loan Losses—The allowance for loan losses is maintained at a level estimated to provide for probable losses in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible.

Under the allowance for loan loss policy, impairment calculations are determined based on general portfolio data for general reserves and loan level data for specific reserves. Specific loans are evaluated for impairment and are classified as nonperforming or in foreclosure when they are 90 days or more delinquent. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected primarily from the sale of collateral.

General loan loss reserves are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated allowance rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios. Specific reserves are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve is based on discounted cash flows, observable market prices or the estimated value of underlying collateral.

Derivative and Hedging Activities—Derivative contracts, such as interest rate caps, are recorded on the balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); (2) a hedge of (a) the exposure to changes in the fair value of a recognized asset or liability or (b) an unrealized firm commitment; or (3) an instrument that is held for trading or non-hedging purposes (a “trading” or “non-hedging” instrument). Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions.

The fair value of derivative instruments is based on quoted market prices received from independent sources. Active markets may not exist for our derivative instruments. Consequently, the independent sources from which we obtain quoted market prices may be using estimating techniques, such as discounted cash flow analysis and comparison to similar instruments, to determine the fair value of our derivative instruments. Estimates developed by these independent sources are subjective and require the judgment of the independent sources regarding significant matters such as the amount, timing and probabilities of potential future cash flows. Since these estimates are made as of a specific point in time, they are susceptible to material change over time.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables set forth, for the periods indicated, information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin.

	For the Fiscal Years Ended June 30,
	2005			2004			2003
	Average Balance (1)	Interest Income/ Expense	Average Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Average Yields Earned/ Rates Paid	Average Balance (1)	Interest Income/ Expense	Average Yields Earned/ Rates Paid
	(Dollars in thousands)
Assets:
Loans (2)(3)	$393,144	$19,625	4.99%	$284,617	$15,177	5.33%	$202,955	$12,723	6.27%
Federal funds sold	14,606	317	2.17%	20,944	192	0.92%	16,446	235	1.43%
Interest-earning deposits in other financial institutions	9,930	300	3.01%	10,919	261	2.39%	19,327	445	2.30%
Mortgage-backed and investment securities (3)(4)	55,116	1,973	3.58%	336	7	2.08%	586	17	2.92%
Stock of the FHLB, at cost	6,253	266	4.25%	3,467	135	3.89%	1,866	94	5.05%
Total interest-earning assets	479,049	22,481	4.69%	320,283	15,772	4.92%	241,180	13,514	5.60%
Noninterest-earning assets	8,767			5,790			3,040
Total assets	$487,816			$326,073			$244,220

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$105,172	$2,082	1.98%	$93,797	$1,668	1.78%	$41,373	$854	2.07%
Time deposits	205,530	6,856	3.34%	132,166	4,866	3.68%	142,903	5,854	4.10%
Advances from the FHLB	122,166	4,219	3.45%	69,932	2,648	3.79%	35,343	1,718	4.86%
Other borrowings	5,349	355	6.64%	1,119	60	5.36%	—	—	—
Total interest-bearing liabilities	438,217	13,512	3.08%	297,014	9,242	3.11%	219,619	8,426	3.84%
Noninterest-bearing demand deposits	4,746			2,003			1,756
Other noninterest-bearing liabilities	1,608			796			850
Stockholders’ equity	43,245			26,260			21,995
Total liabilities and stockholders’ equity	$487,816			$326,073			$244,220
Net interest income		$8,969			$6,530			$5,088
Interest rate spread (5)			1.61%			1.81%			1.76%
Net interest margin (6)			1.87%			2.04%			2.11%

(1)       Average balances are obtained from daily data.

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

Results of Operations

Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has grown primarily as a result of the growth in our assets. We also earn noninterest income primarily from prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of single family mortgage loans. The largest component of noninterest expense is salary and benefits, which is a function of the number of personnel, which increased from 20 full time employees at June 30, 2001 to 25 full time equivalent employees at June 30, 2005. We are subject to federal and state income taxes, and our effective tax rates were 39.7%, 40.4%, and 42.2% for the fiscal years ended June 30, 2005, 2004, and 2003, respectively. Other factors that affect our results of operations include expenses relating to occupancy, data processing and other miscellaneous expenses.

Comparison of the Year Ended June 30, 2005 and 2004

Net Interest Income.  Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts (volume) of our interest-earning assets and interest-bearing liabilities. Net interest income totaled $9.0 million for the fiscal year ended June 30, 2005 compared to $6.5 million for the fiscal year ended June 30, 2004. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the fiscal year ended June 30, 2005 compared to the fiscal year ended June 30, 2004.

	The Fiscal Year Ended June 30, 2005 vs. Fiscal Year Ended June 30, 2004 Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)
	(Dollars in thousands)
Increase/(decrease) in interest income:
Loans	$5,787	$(968)	$(371)	$4,448
Federal funds sold	(58)	262	(79)	125
Interest-earning deposits in other financial institutions	(24)	68	(5)	39
Mortgage-backed and investment securities	1,141	5	820	1,966
Stock of the FHLB, at cost	109	12	10	131
	$6,955	$(621)	$375	$6,709

Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$215	$176	$23	$414
Time deposits	2,701	(457)	(254)	1,990
Advances from the FHLB	1,978	(233)	(174)	1,571
Other borrowings	227	14	54	295
	$5,121	$(500)	$(351)	$4,270

Our net interest margin for the year ended June 30, 2005 declined to 1.87% compared to 2.04% for the year ended June 30, 2004. During the year ended June 30, 2005, interest income earned on loans and interest expense paid on deposits were influenced by a general decline in the historical spread between short term and long-term rates earned on U.S. Treasury securities.  The flattening of the yield curve and our increased investment in mortgage-backed securities as a percentage of our assets were key factors in the decline of our net interest margin in fiscal 2005.

Interest Income.  Interest income for the year ended June 30, 2005 totaled $22.5 million, an increase of $6.7 million, or 42.4%, compared to $15.8 million in interest income for the year ended June 30, 2004. Average interest-earning assets for the year ended June 30, 2005 increased by $158.8 million compared to the year ended June 30, 2004 due primarily to an $108.5 million increase in the average balance of the loan portfolio as a result of our multifamily originations and purchases and our single family loan purchases. Also, our average balance of mortgage-backed and investment securities increased to $55.1 million during the year ended June 30, 2005 compared to the $336,000 average balance for the same period in 2004.  During fiscal 2005, we acquired more mortgage-backed securities, rather than whole loans as in prior years, because we believe they offered better relative value compared to the pricing levels of mortgage whole loans.  The mortgage-backed securities we purchase provide a guarantee from a government sponsored entity like FNMA, while single family whole loan originations and purchases do not have a credit guarantee. We elected to purchase more adjustable rate mortgage-backed securities in fiscal 2005 because we determined that the yield on whole loans was not always high enough to justify the increased credit risk, particularly if real estate values reverse recent appreciation trends and start to decline. Also, we purchased adjustable rate mortgage-back securities in fiscal 2005 because they offered increased selection of shorter repricing periods and increased liquidity compared to whole loans.  Average interest earning balances associated with our stock of the FHLB increased by $2.8 million in the year ended June 30, 2005 compared to the year ended June 30, 2004 because our required minimum investment increased, in line with increased advances from the FHLB. For the year ended June 30, 2005 compared to 2004, the average- balance increase resulted in additional interest income of $7.0 million, partially offset by a net $0.3 million decline resulting from a lower average interest rate. The average yield earned on our interest-earning assets declined to 4.7% for the year ended June 30, 2005 from 4.9% for the same period in 2004 due to the lower yield on our loan portfolio, which declined from 5.33% to 4.99% due to two primary factors. First, interest rates on new originations and purchases in fiscal 2005 were lower than the prior year average and second, higher yielding loans paid off before their scheduled maturities. Our loans are typically long-term and are generally price based on the market rate for the 10-year U.S. Treasury Notes, which did not increase as fast during fiscal 2005 as the shorter term and overnight market interest rates. This flattening of the U.S. Treasury yield curve caused our new loan rates on average to decline compared to last year, while our short-term federal funds sold and interest-earning deposit rates showed average increases.

Interest Expense.  Interest expense totaled $13.5 million for the year ended June 30, 2005, an increase of $4.3 million, compared to $9.2 million in interest expense during the year ended June 30, 2004. Average interest-bearing balances for the year ended June 30, 2005 increased $141.2 million compared to the same period in 2004, due to higher deposit totals from increased customer accounts and additional borrowings from the FHLB. The average interest-bearing balances of advances from the FHLB increased $52.2 million as primarily new 2-, 3-, and 4-year fixed-rate advances were added. Our increased borrowing of long-term fixed rate amounts during fiscal 2005 was part of our strategy to manage our interest rate risk. The average balance in other borrowings increased to $5.3 million in fiscal 2005 compared to $1.1 million in fiscal 2004, because we elected to borrow funds to increase bank capital prior to our initial public offering. For the year ended June 30, 2005 compared to 2004, the increase in the average balance resulted in additional interest expense of $5.1 million, partially offset by a net $0.8 million decline from average interest rate changes. The average rate paid on all of our interest-bearing liabilities was about the same, 3.1% for both the year ended June 30, 2005 and 2004, however, the components had significant rate changes. The maturity of higher-rate term deposits and the addition of new term deposits at lower rates caused the average term deposit rates to decline to 3.34% in fiscal 2005 from 3.68% in fiscal 2004. Similarly, new lower rate FHLB advances added during fiscal 2005 caused the average FHLB advance rate to decline to 3.45% in fiscal 2005 from 3.79% in fiscal 2004.  These favorable rate changes in fiscal 2005 were offset by an increase in the weighted average rate paid on interest-bearing demand and savings accounts, which increased to 1.98% from 1.78%, and the average rate paid on other borrowings that increased to 6.64% in fiscal 2005 from 5.36% in fiscal 2004. The increase in the rate paid on checking and savings was due to competitive increases in our rates for money market savings accounts and interest-bearing checking accounts. The increase in the borrowing rate result from rate adjustments due to increases in the prime rate and a one-time write off of debt issue costs associated with the prepayment of a note payable with a commercial bank.

Provision for Loan Losses.  Provision for loan losses was $370,000 for the year ended June 30, 2005 and $255,000 for fiscal 2004. The provisions were made to maintain our allowance for loan losses at levels which management believed to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans and collateral values. We did not have any nonperforming loans at June 30, 2005 or 2004. We believe that our history is limited and it is unlikely that every loan in our investment portfolio will continue to perform without exception so we provide general allowances based upon the overall volume of loans, the loan types and the estimated collateral values. Between June 30, 2005 and June 30, 2004, our net loans held for investment grew $131.6 million. A provision of $370,000, or approximately 28 basis points on the net loan growth, was recorded for general loan loss allowances during the year ended June 30, 2005.

Noninterest Income.  The following table sets forth information regarding our noninterest income for the periods shown.

	For Fiscal Year Ended June 30,
	2005	2004
	(Dollars in thousands)
Prepayment penalty fee income	$452	$624
Gain on sale of loans originated for sale	177	364
Banking service fees and other income	278	202
Total noninterest income	$907	$1,190

Noninterest income totaled $907,000 for the year ended June 30, 2005 compared to $1.2 million for the same period in 2004. The decrease in fiscal 2005 was primarily due to a decline of $187,000 in gains on sale of loans and securities due to the general decline in mortgage loan refinance volumes. Prepayment penalty income declined $172,000 generally due to higher mortgage rates reducing loan prepayments. Banking fees and other income increased by $76,000 as a result of value increases in bank-owned life insurance policies on our executives and due to general increased fee income from a larger number of checking and savings accounts.

Noninterest Expense.  The following table sets forth information regarding our noninterest expense for the periods shown.

	For Fiscal Year Ended June 30,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$2,450	$1,880
Professional services	256	166
Occupancy and equipment	270	245
Data processing and internet	373	328
Advertising and promotional	255	220
Depreciation and amortization	107	97
Service contract termination	59	197
Other general and administrative	975	686
Total noninterest expenses	$4,745	$3,819

Noninterest expense totaled $4.7 million for the year ended June 30, 2005, an increase of $926,000 compared to fiscal 2004. This increase was due primarily to a $570,000 increase in salaries and employee benefits, including $280,000 in one-time bonuses for our executives, $35,000 in accruals for executive performance bonuses and the balance due to salary and staff increases. The increase in noninterest expense was also due to a $90,000 increase in professional services due to an increase in audit, legal and professional fees related to corporate planning and increased audit fees. Other general and administrative expenses increased $289,000 due to increased costs associated with insurance, office printing, supplies and the relocation of the corporate headquarters in June 2005.  This was offset by a $138,000 reduction in expenses associated with the termination of two contracts for advice and placement of a capital funding.

Income Tax Expense.  Income tax expense was $1.9 million for the year ended June 30, 2005 compared to $1.5 million for fiscal 2004. Our effective tax rates were 39.7% and 40.4% for the year ended June 30, 2005 and 2004, respectively. Our effective tax rate decreased slightly for the year ended June 30, 2005 primarily due to non-taxable income earned on $4.0 million in bank-owned life insurance.

Comparison of the Year Ended June 30, 2004 and 2003

Net Interest Income.  Net interest income totaled $6.5 million for the fiscal year ended June 30, 2004, compared to $5.1 million for the fiscal year ended June 30, 2003. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (changes in rate multiplied by change in volume) for the fiscal year ended June 30, 2004 compared to the fiscal year ended June 30, 2003.

	Fiscal Year Ended June 30, 2004 vs. Fiscal Year Ended June 30, 2003
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)
	(Dollars in thousands)
Increase (decrease) in interest income:
Loans	$5,119	$(1,908)	$(757)	$2,454
Federal funds sold	64	(84)	(23)	(43)
Interest-earning deposits in other financial institutions	(193)	17	(8)	(184)
Mortgage-backed and investment securities	(7)	(5)	2	(10)
Stock of the FHLB, at cost	81	(21)	(19)	41
	$5,064	$(2,001)	$(805)	$2,258
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$1,083	$(120)	$(149)	$814
Time deposits	(440)	(586)	38	(988)
Advances from the FHLB	1,681	(378)	(373)	930
Other borrowings	—	—	60	60
	$2,324	$(1,084)	$(424)	$816

Interest Income.  Interest income for the fiscal year ended June 30, 2004 totaled $15.8 million, an increase of $2.3 million, or 17.0%, compared to $13.5 million in interest income for the fiscal year ended June 30, 2003. Average interest-earning assets for the fiscal year ended June 30, 2004 increased by $79.1 million compared to the fiscal year ended June 30, 2003 due primarily to an $81.7 million increase in the average balance of the loan portfolio as a result of our emphasis on building our multifamily loan portfolio. We reduced our average balances in interest-earning deposits in other financial institutions and investment securities by $8.4 million during the fiscal year ended June 30, 2004 compared to the fiscal year ended June 30, 2003, as we redirected maturing time deposits into higher yielding mortgage loans. Average interest-earning balances associated with our stock of the FHLB increased by $1.6 million during the fiscal year ended June 30, 2004 compared to the fiscal year ended June 30, 2003 because our required minimum investment increased, as a result of increased advances from the FHLB. The average yield earned on our interest-earning assets declined to 4.9% for the fiscal year ended June 30, 2004 from 5.6% for the fiscal year ended June 30, 2003 due primarily to the lower yield on our loan portfolio as market interest rates declined. The widespread increase in prepayments and refinancing of mortgage loans during the fiscal years ended June 30, 2003 and 2004 reduced the amount of higher yielding older loans, which were replaced with lower yielding loans, causing the average yield on the loan portfolio to decline to 5.3% for the fiscal year ended June 30, 2004 from 6.3% for the fiscal year ended June 30, 2003. Thus, the average rate declined, reducing interest income from what it otherwise would have been by $2.7 million, resulting in a net increase in interest income of $2.5 million. The average rate on all other interest-earning assets declined in the fiscal year ended June 30, 2004 due to the general decline in market interest rates in the fiscal years ended June 30, 2003 and 2004.

Interest Expense.  Interest expense totaled $9.2 million for the fiscal year ended June 30, 2004, an increase of $816,000 from $8.4 million in interest expense during the fiscal year ended June 30, 2003. Average interest-bearing liabilities in the fiscal year ended June 30, 2004 increased $77.4 million compared to the fiscal year ended June 30, 2003, due to higher deposits from increased customer accounts and increased advances from the FHLB. In the fiscal year ended June 30, 2004, we emphasized increasing our savings and checking accounts, particularly our money market savings accounts. As a result, average balances in interest-bearing demand and savings accounts increased by $52.4 million in the fiscal year ended June 30, 2004 compared to the fiscal year ended June 30, 2003, while average time deposits declined $10.7 million in the fiscal year ended June 30, 2004 as we replaced maturing time deposits with money market savings accounts. The average interest-bearing balances of advances from the FHLB increased $34.6 million as new 2-, 3-, 4-, 5- and 7-year fixed rate advances were added during the fiscal years ended June 30, 2003 and 2004. In addition, $15.9 million of advances scheduled to mature during the fiscal year ended June 30, 2004 were modified and extended for three to six years. Our increase in long-term fixed rate borrowings during the fiscal years ended June 30, 2003 and 2004 was part of our strategy to manage our interest rate risk. The average rate paid on our interest-bearing liabilities declined to 3.1% for the fiscal year ended June 30, 2004 from 3.8% for the fiscal year ended June 30, 2003, due principally to the addition of new money market savings accounts, the maturity of higher-rate term deposits and the adding of new advances from the FHLB at market rates that were significantly lower in the fiscal year ended June 30, 2004 compared to past periods. During the fiscal year ended June 30, 2004, our savings account balances (including money market savings) increased by $75.3 million and had an average interest rate of 2.0%. At June 30, 2003, time deposits scheduled to mature within one year from that time were $71.1 million, which bore a weighted average interest rate of 3.7%. The declines in average rates paid on our interest-bearing demand and savings accounts, time deposits and advances from the FHLB were 29 basis points, 42 basis points and 107 basis points, respectively, during the fiscal year ended June 30, 2004. Thus, the growth in average balances in demand and savings accounts and advances from the FHLB would have increased interest expense by $2.8 million. However, the volume decrease in time deposits and the decline in interest rates paid on all interest-bearing liabilities reduced interest expense by $1.9 million, resulting in a net increase in interest expense of $816,000.

Provision for loan losses.  Provision for loan losses was $255,000 and $285,000 for the fiscal years ended June 30, 2004 and 2003, respectively. We have not had any nonperforming loans through June 30, 2004. Our history is limited, and we expect over time to have some defaulted and nonperforming loans. As there were no nonperforming loans for the fiscal years ended June 30, 2004 and 2003, the provisions for loan losses represent increases in general allowances which are determined based upon the overall volume of loans, the loan types and the estimated collateral values. Our loans held for investment increased by net amounts of $109.3 million and $78.7 million during the fiscal years ended June 30, 2004 and 2003, respectively. The provisions for loan losses were approximately 23 basis points and 36 basis points on the net increase in our loans held for investment for the fiscal years ended June 30, 2004 and 2003, respectively. The provision for loan losses for the fiscal year ended June 30, 2004 declined by 13 basis points primarily due to the addition of more multifamily loans with lower loan-to-value ratios in the fiscal year ended June 30, 2004 compared to the fiscal year ended June 30, 2003. Management estimates that the lower average loan-to-value ratio should result in a smaller percentage of impairment.

Noninterest income.  The following table sets forth information regarding our noninterest income for the periods shown:

	For the Fiscal Years Ended June 30,
	2004	2003
	(Dollars in thousands)
Prepayment penalty fee income	$624	$446
Gain on sale of loans originated for sale	364	778
Banking service fees and other income	202	125
Total noninterest income	$1,190	$1,349

Noninterest income totaled $1.2 million for the fiscal year ended June 30, 2004, compared to $1.3 million for the fiscal year ended June 30, 2003. The decrease is attributable to lower gains on sale, partially reduced by higher prepayment penalty fee income and income from banking services fees. Prepayment penalty fee income increased $178,000 in the fiscal year ended June 30, 2004 due to a higher volume of multifamily loans and market interest rates that continued to be low compared to historical rates, which encouraged more multifamily borrowers to refinance and incur a prepayment penalty. Most of our multifamily mortgage loans have prepayment penalties at the time of origination, while most of our single family mortgage loans do not have prepayment penalties. Our gain on sale income is derived from the origination and sale of single family loans, which we generally do not hold for investment. During the fiscal year ended June 30, 2003, the mortgage industry experienced record volumes of mortgage refinancings. Many of the single family loans that we originated in the fiscal year ended June 30, 2003 were mortgage refinancings with lower rates and longer fixed terms, which we sold. During the fiscal year ended June 30, 2004, the mortgage refinancing volumes declined, leading to a $414,000 decline in our gain on sales in the fiscal year ended June 30, 2004 compared to the fiscal year ended June 30, 2003. Mortgage loan refinancing activity has declined and will likely decline further if mortgage rates rise. In the near term, we believe that prepayment penalty fee income and gain on sale income likely will be reduced by rising interest rates.

Noninterest Expense.  The following table sets forth information regarding our noninterest expense for the fiscal years ended June 30, 2004 and 2003:

	For the Fiscal Years Ended June 30,
	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$1,880	$1,538
Professional services	166	152
Occupancy and equipment	245	205
Data processing and Internet	328	278
Advertising and promotional	220	189
Depreciation and amortization	97	144
Service contract termination	197	—
Other general and administrative	686	652
Total noninterest expense	$3,819	$3,158

Noninterest expense totaled $3.8 million for the fiscal year ended June 30, 2004, an increase of $661,000 compared to $3.2 million for the fiscal year ended June 30, 2003. This increase was due principally to a $342,000 increase in salaries and employee benefits for additional operations staff, increased existing staff wages and new management bonus plans, and a $197,000 charge for unrecoverable expenses associated with the termination of a contract for advice regarding a capital funding.

Income Tax Expense.  Income tax expense was $1.5 million for the fiscal year ended June 30, 2004, compared to $1.3 million for the fiscal year ended June 30, 2003. Our effective tax rates were 40.4% and 42.2% for the fiscal years ended June 30, 2004 and 2003, respectively. The lower effective tax rate for the fiscal year ended June 30, 2004 included the benefit primarily from nontaxable income from our investment in bank-owned life insurance.

Comparison of Financial Condition at June 30, 2005 and June 30, 2004

Total assets increased by $204.5 million, or 50.5%, to $609.5 million at June 30, 2005 from $405.0 million at June 30, 2004. The increase in total assets resulted primarily from purchases of mortgage-backed securities and mortgage loans held for investment, resulting in increases in mortgage-backed securities available for sale and loans held for investment of $62.8 million and $131.6 million, respectively. Total liabilities increased by $167.6 million, or 44.9%, to $540.9 million at June 30, 2005 from $373.3 million at June 30, 2004. The increase in total liabilities resulted from growth in deposits of $91.2 million, advances from the FHLB of $71.1 million and our issuance of $5.2 million in junior subordinated debentures.

Stockholders’ equity increased by $36.9 million, or 116.0%, to $68.7 million at June 30, 2005 from $31.8 million at June 30, 2004. The increase was the result of $31.3 million in net proceeds from our initial public offering in March 2005, $3.1 million in proceeds from the exercise of common stock warrants, $2.9 million in net income, less $0.4 million in cash dividends paid to holders of our Series A preferred stock.

Our net deposit growth of $91.2 million during the fiscal year ended June 30, 2005 resulted from a $122.5 million net increase in time deposits and a $31.3 million net decrease in checking and savings account balances. The increase in time deposits was the result of increased advertising and higher rates offered. The decrease in checking and savings is the result of declines in savings account balances (principally money market savings) due to lower advertising and lower rates offered.  The additional proceeds from our liability and equity growth were invested in originations and purchases of loans held for investment, primarily multifamily loans, which totaled $45.4million and $163.4 million, respectively, for the year ending June 30, 2005. Also, to supplement our loan activity, we purchased $93.1 million in mortgage-backed securities. We increased our purchases of mortgage-backed securities during the year ended June 30, 2005 because we believed the mortgage-backed securities provided better risk adjusted yields than certain single family whole loan originations or whole loan pools. We expect to continue to purchase mortgage-backed securities to supplement our loan portfolio in the next fiscal year.

Liquidity and Capital Resources

Liquidity.  Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have three credit agreements. Bank of Internet USA can borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2005, we had a total borrowing capacity of approximately $186.4 million, of which $172.9 million was outstanding and $13.5 million was available. At June 30, 2005, we also had a $4.5 million unsecured fed funds purchase line with a major bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk.

We have contributed $15.0 million of the net proceeds from our initial public offering to the Bank of Internet USA to provide additional regulatory capital to support its growth. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 5.68% at June 30, 2005, with interest to be paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.

During the fiscal year ended June 30, 2005, interest income earned on loans and interest expense paid on deposits were influenced by a general decline in the historical spread between short term and long-term rates earned on U.S. Treasury securities. If short-term rates continue to rise faster than long term rates, our ability and replace maturing short-term deposits may be negatively impacted. We believe the historical spread between short term and long-term U.S. Treasury rates will increase over time. We believe we can adjust the interest rates we pay on our deposits to reduce deposit outflows should they occur. We can also increase our level of borrowings to address our future liquidity needs.

Contractual Obligations.  At June 30, 2005, we had $8.1 million in loan commitments outstanding. Time deposits due within one year of June 30, 2005 totaled $159.7 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term when they expect interest rates to rise. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing with one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt and operating leases as of June 30, 2005 by payment date.

		Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Long-term debt obligations (1)	$199,729	$51,863	$99,517	$33,013	$15,336
Operating lease obligations (2)	2,395	297	619	657	822
Total	$202,124	$52,160	$100,136	$33,670	$16,158

(1)       The payment amount represents principal and interest due to recipient.

(2)       Payments are for the lease of real property.

Capital Requirements.  Bank of Internet USA is subject to various regulatory capital requirements set by the federal banking agencies. Failure by our bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our bank must meet specific capital guidelines that involve quantitative measures of our bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The OTS requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2005, our bank met all the capital adequacy requirements to which it was subject.

At June 30, 2005, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would change the bank’s capital levels. To maintain its status as a “well capitalized” financial institution under applicable regulations and to support additional growth, we anticipate the need for additional capital, which includes raising funds in this offering. From time to time, we may need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet capital amounts, ratios and requirements at June 30, 2005 were as follows:

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital:
Amount and ratio to adjusted tangible assets	$54,972	9.02%	$24,367	4.00%	$30,459	5.00%
Tier 1 capital:
Amount and ratio to risk-weighted assets	$54,972	14.08%	N/A	N/A	$23,420	6.00%
Total capital:
Amount and ratio to risk-weighted assets	$56,387	14.45%	$31,226	8.00%	$39,033	10.00%
Tangible capital:
Amount and ratio to tangible assets	$54,972	9.02%	$9,138	1.50%	N/A	N/A

Quantitative and Qualitative Disclosures About Market Risk

Market risk is defined as the sensitivity of income and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which we are exposed is interest rate risk. Changes in interest rates can have a variety of effects on our business. In particular, changes in interest rates affect out net interest income, net interest margin, net income, the value of our securities portfolio, the volume of loans originated, and the amount of gain or loss on the sale of our loans.

We are exposed to different types of interest rate risk. These risks include lag, repricing, basis, prepayment and lifetime cap risk, each of which is described in further detail below:

Lag/Repricing Risk.  Lag risk results from the inherent timing difference between the repricing of our adjustable rate assets and our liabilities. Repricing risk is caused by the mismatch of repricing methods between interest-earning assets and interest-bearing liabilities. Lag/repricing risk can produce short-term volatility in our net interest income during periods of interest rate movements even though the effect of this lag generally balances out over time. One example of lag risk is the repricing of assets indexed to the monthly treasury average, or the MTA. The MTA index is based on a moving average of rates outstanding during the previous 12 months. A sharp movement in interest rates in a month will not be fully reflected in the index for 12 months resulting in a lag in the repricing of our loans and securities based on this index. We expect more of our interest-bearing liabilities will mature or reprice within one year than will our interest-earning assets, resulting in a one year negative interest rate sensitivity gap (the difference between our interest rate sensitive assets maturing or repricing within one year and our interest rate sensitive liabilities maturing or repricing within one year, expressed as a percentage of total interest-earning assets). In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus a decrease in its net interest income.

Basis Risk.  Basis risk occurs when assets and liabilities have similar repricing timing but repricing is based on different market interest rate indices. Our adjustable rate loans that reprice are directly tied to indices based upon U.S. Treasury rates, LIBOR, Eleventh District Cost of Funds and the prime rate. Our deposit rates are not directly tied to these same indices. Therefore, if deposit interest rates rise faster than the adjustable rate loan indices and there are no other changes in our asset/liability mix, our net interest income will likely decline due to basis risk.

Prepayment Risk.  Prepayment risk results from the right of customers to pay their loans prior to maturity. Generally, loan prepayments increase in falling interest rate environments and decrease in rising interest rate environments. In addition, prepayment risk results from the right of customers to withdraw their time deposits before maturity. Generally, early withdrawals of time deposits increase during rising interest rate environments and decrease in falling interest rate environments. When estimating the future performance of our assets and liabilities, we make assumptions as to when and how much of our loans and deposits will be prepaid. If the assumptions prove to be incorrect, the asset or liability may perform differently than expected. In the last three fiscal years, the mortgage industry and our bank have experienced high rates of loan prepayments due to historically low interest rates. Market rates began rising in the fiscal year ended June 30, 2004 and, if they continue, mortgage loan prepayments are expected to decrease. In addition, if that occurs, we may experience increased rates of customer early withdrawals of their time deposits.

Lifetime Cap Risk.  Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate single family loans at June 30, 2005 had lifetime rate caps that were 500 basis points or more greater than the note rates at June 30, 2005. If market rates rise by more than the interest rate cap, we will not be able to increase these customers’ loan rates above the interest rate cap.

The principal objective of our asset/liability management is to manage the sensitivity of net income to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by our board of directors. Our board of directors has delegated the responsibility to oversee the administration of these policies to the asset/liability committee, or ALCO. The interest rate risk strategy currently deployed by ALCO is to use primarily “natural” balance sheet hedging (as opposed to derivative hedging) or to avoid holding loans that ALCO views as higher risk. Specifically, we attempt to match the effective duration of our assets with our borrowings. To reduce the repricing risk associated with holding certain adjustable loans, which typically are fixed for the first three to five years, we have matched estimated maturities by obtaining long-term three to five year advances from the FHLB. Other examples of ALCO policies designed to reduce our interest rate risk include limiting the premiums paid to purchase mortgage loans or mortgage-backed securities. This policy addresses mortgage prepayment risk by capping the yield loss from an unexpected high level of mortgage loan prepayments. Once a quarter, ALCO members report to our board of directors the status of our interest rate risk profile.

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

The following table sets forth the interest rate sensitivity of our assets and liabilities at June 30, 2005:

	Term to Repricing, Repayment, or Maturity at June 30, 2005
	One Year or Less	Over One Year through Five Years	Over Five Years and Insensitive	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$23,811	$—	$—	$23,811
Interest-earning deposits in other financial institutions	9,311	2,874	—	12,185
Mortgage-backed and investment securities (1)	3,882	66,595	—	70,477
Stock of FHLB, at cost	8,126	—	—	8,126
Loans held for investment, net of allowance for loan loss (2)	146,405	283,276	57,191	486,872
Loans held for sale, at cost	189	—	—	189
Total interest-earning assets	191,724	352,745	57,191	601,660
Noninterest-earning assets	—	—	7,848	7,848
Total assets	$191,724	$352,745	$65,039	$609,508
Interest-bearing liabilities:
Interest-bearing deposits (3)	$193,156	$159,670	$—	$352,826
Advances from the FHLB	46,500	123,139	2,923	172,562
Other borrowings	5,155	—	—	5,155
Total interest-bearing liabilities	244,811	282,809	2,923	530,543
Other noninterest-bearing liabilities	—	—	10,315	10,315
Stockholders’ equity	—	—	68,650	68,650
Total liabilities and equity	$244,811	$282,809	$81,888	$609,508
Net interest rate sensitivity gap	$(53,087)	$69,936	$54,268	$71,117
Cumulative gap	$(53,087)	$16,849	$71,117	$71,117
Net interest rate sensitivity gap — as a % of interest-earning assets	(27.69)%	19.83%	94.89%	11.82%
Cumulative gap — as a % of cumulative interest-earning assets	(27.69)%	3.09%	11.82%	11.82%

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

Our net interest margin for the year ended June 30, 2005 declined to 1.87% compared to 2.04% for the year ended June 30, 2004. During the year ended June 30, 2005, interest income earned on loans and interest expense paid on deposits were influenced by a general decline in the historical spread between short term and long-term rates earned on U.S. Treasury securities. If short-term rates continue to rise faster than long-term rates, our net interest income may continue to be negatively impacted. We believe that the flattening of the yield curve will reverse; however, until this happens, our net interest margin will likely continue to decline from the 1.87% average recorded during the year.

On February 15, 2005, we entered into an interest rate cap, with a notional amount of $5.0 million and a term of four years expiring in March 2009, to lower the interest payments on the junior subordinated debentures should the three-month LIBOR increase above 5.25%. We designated this derivative as a non-hedging instrument and intend to report changes in the fair value of this instrument in current-period earnings. We have no market risk-sensitive instruments held for trading purposes. Our exposure to market risk is reviewed on a regular basis by management.

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our regulators, the Office of Thrift Supervision. At March 31, 2005 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenarios, we used a 100 basis point decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at March 31, 2005:

	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	(in thousands)

Up 200 basis points	$(7,305)	(12.00)%	10.59%
Up 100 basis points	$(3,343)	(5.00)%	11.15%
Base	—	—	11.58%
Down 100 basis points	$2,849	5.00%	11.92%

The board of directors of our bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model for each 100 basis point movement. At June 30, 2005 the board’s established minimum was 7.5%, meaning that the net present value after a theoretical instantaneous increase or decrease in interest rates must be greater than 7.5%. The 10.59% in the table above exceeded the board requirement by 3.09%.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, and statements preceded by, followed by, or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.

Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on the forward-looking statements, since they are based on current expectations. Actual results may differ materially from those currently expected or anticipated.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Many of the factors described below that will determine these results and values are beyond our ability to control or predict. The protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 applies to these statements.

Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made.

Factors that May Affect Our Performance

Our limited operating history makes our future prospects and financial performance unpredictable, which may impair our ability to manage our business and your ability to assess our prospects.

We commenced banking operations in July 2000. We remain subject to the risks inherently associated with new business enterprises in general and, more specifically, the risks of a new financial institution and, in particular, a new Internet-based financial institution. Our prospects are subject to the risks and uncertainties frequently encountered by companies in their early stages of development, including the risk that we will not be able to implement our business strategy. In addition, we have a limited history upon which we can rely in planning and making the critical decisions that will affect our future operating results. Similarly, because of the relatively immature state of our business, it will be difficult to evaluate our prospects. Accordingly, our financial performance to date may not be indicative of whether our business strategy will be successful.

Our inability to manage our growth could harm our business.

We anticipate that our asset size and deposit base will continue to grow over time, perhaps significantly. To manage the expected growth of our operations and personnel, we will be required to, among other things:

•             improve existing and implement new transaction processing, operational and financial systems, procedures and controls;

•             maintain effective credit scoring and underwriting guidelines; and

•             expand our employee base and train and manage this growing employee base.

If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations could be adversely affected.

In a rising interest rate environment, an institution with a negative interest rate sensitivity gap generally would be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus a decrease in its net interest income.

Our profitability depends substantially on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the income we earn on interest-earning assets, such as mortgage loans and investment securities, and the interest we pay on interest-bearing liabilities, such as deposits and other borrowings. Because of the differences in both maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest income and therefore profitability. We may not be able to manage our interest rate risk.

Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board, or the FRB. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, it will also affect our ability to originate loans and obtain deposits and our costs in doing so. When interest rates rise, the cost of borrowing also increases. Our business model is predicated on our operating on levels of net interest income that other banks might find unacceptable or unsustainable, as we typically pay interest rates on deposits in the higher end of the spectrum and often charge lower interest rates and fees than those charged by competitors. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income, asset quality, loan origination volume, business and prospects.

We face strong competition for customers and may not succeed in implementing our business strategy.

Our business strategy depends on our ability to remain competitive. There is strong competition for customers from existing banks and other types of financial institutions, including those that use the Internet as a medium for banking transactions or as an advertising platform. Our competitors include:

•             large, publicly-traded, Internet-based banks, as well as smaller Internet-based banks;

•             “brick and mortar” banks, including those that have implemented websites to facilitate online banking; and

•             traditional banking institutions such as thrifts, finance companies, credit unions and mortgage banks.

Some of these competitors have been in business for a long time and have name recognition and an established customer base. Most of our competitors are larger and have greater financial and personnel resources. In order to compete profitably, we may need to reduce the rates we offer on loans and investments and increase the rates we offer on deposits, which actions may adversely affect our business, prospects, financial condition and results of operations.

To remain competitive, we believe we must successfully implement our business strategy. Our success depends on, among other things:

•             having a large and increasing number of customers who use our bank for their banking needs;

•             our ability to attract, hire and retain key personnel as our business grows;

•             our ability to secure additional capital as needed;

•             the relevance of our products and services to customer needs and demands and the rate at which we and our competitors introduce or modify new products and services;

•             our ability to offer products and services with fewer employees than competitors;

•             the satisfaction of our customers with our customer service;

•             ease of use of our websites; and

•             our ability to provide a secure and stable technology platform for financial services that provides us with reliable and effective operational, financial and information systems.

If we are unable to implement our business strategy, our business, prospects, financial condition and results of operations could be adversely affected.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in San Diego, California, and approximately 53.3% of our total loan portfolio was secured by real estate located in California at June 30, 2005. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our multifamily residential and commercial real estate loans held for investment are generally unseasoned, and defaults on such loans would harm our business.

At June 30, 2005, our multifamily residential loans held for investment were $406.7 million or 84.2% of our total loans held for investment. At June 30, 2005, our commercial real estate loans held for investment were $14.1 million, or 2.9% of our total loans held for investment. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.

Our loans are generally secured by multifamily and, to a lesser extent, commercial and single family real estate properties, each initially having a fair market value generally greater than the amount of the loan secured. However, even though our loans are typically secured, the risk of default, generally due to a borrower’s inability to make scheduled payments on his or her loan, is an inherent risk of the banking business. In determining the amount of the allowance for loan losses, we make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate serving as collateral for the repayment of our loans. Defaults by borrowers could result in losses that exceed our loan loss reserves. We have originated or purchased many of our loans recently, so we do not have sufficient repayment experience to be certain whether the allowance for loan losses we have established is adequate. We may have to establish a larger allowance for loan losses in the future if, in our judgment, it is necessary. Any increase in our allowance for loan losses will increase our expenses and consequently may adversely affect our profitability, capital adequacy and overall financial condition.

Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

Substantially all of the loans in our portfolio are secured by real estate. At June 30, 2005, approximately 53.3% of our total loan portfolio was secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will become less valuable. If such an event were to occur, we may experience charge-offs at a greater level than we would otherwise experience, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. Declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. These changes would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

We frequently purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not always prove correct.

From time to time, we purchase loans in bulk or “pools.” For the fiscal years ended June 30, 2005, 2004 and 2003, we purchased $163.4 million, $129.2 million and $81.8 million, respectively, in single family and multifamily mortgage loans. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, in the past, we have purchased “pools” of loans at a premium and some of the loans were prepaid before we expected. Accordingly, we earned less interest income on the purchase than expected. To date, none of the loan “pools” that we purchased at a premium have resulted in a net investment loss. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.

Acquiring loans through bulk purchases may involve acquiring loans of a type or in geographic areas where management may not have substantial prior experience. We may be exposed to a greater risk of loss to the extent that bulk purchases contain such loans.

Our success depends in large part on the continuing efforts of a few individuals. If we are unable to retain these personnel or attract, hire and retain others to oversee and manage our company, our business could suffer.

Our success depends substantially on the skill and abilities of our senior management team, including our President and Chief Executive Officer Gary Lewis Evans, our Chief Financial Officer Andrew J. Micheletti and our bank’s Chief Credit Officer Patrick A. Dunn, each of whom performs multiple functions that might otherwise be performed by separate individuals at larger banks, as well as our Chairman Jerry F. Englert and our Vice Chairman Theodore C. Allrich. These individuals may not be able to fulfill their responsibilities adequately, and they may not remain with us. The loss of the services of any of these individuals or other key employees, whether through termination of employment, disability or otherwise, could have a material adverse effect on our business. In addition, our ability to grow and manage our growth depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing, customer service and professional personnel. The implementation of our business plan and our future success will depend on such qualified personnel. Competition for such employees is intense, and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to attract and retain the necessary technical, managerial, sales and marketing and customer service personnel, as well as experienced professionals, our business, prospects, financial condition and results of operations could be adversely affected. We maintain a “key man” life insurance policy on Gary Lewis Evans and bank-owned life insurance on other executive officers.

We depend on third-party service providers for our core banking technology, and interruptions in or terminations of their services could materially impair the quality of our services.

We rely substantially upon third-party service providers for our core banking technology and to protect us from bank system failures or disruptions. This reliance may mean that we will not be able to resolve operational problems internally or on a timely basis, which could lead to customer dissatisfaction or long-term disruption of our operations. Our operations also depend upon our ability to replace a third-party service provider if it experiences difficulties that interrupt operations or if an essential third-party service terminates. If these service arrangements are terminated for any reason without an immediately available substitute arrangement, our operations may be severely interrupted or delayed. If such interruption or delay were to continue for a substantial period of time, our business, prospects, financial condition and results of operations could be adversely affected.

We are exposed to risk of environmental liability with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, prospects, financial condition and results of operations could be adversely affected.

The monetary policies of the FRB, affected principally through open market operations and regulation of the discount rate and reserve requirements, have had major effects upon the levels of bank loans, investments and deposits. For example, in 2001, several drops in the discount rate by the Federal Open Market Committee placed tremendous pressure on the profitability of all financial institutions because of the resulting contraction of net interest margins. Any increase in prevailing interest rates due to changes in monetary policies may adversely affect banks such as us, whose liabilities tend to reprice quicker than their assets. It is not possible to predict the nature or effect of future changes in monetary and fiscal policies.

We have risks of systems failure and security risks, including “hacking” and “identity theft.”

The computer systems and network infrastructure utilized by us and others could be vulnerable to unforeseen problems. This is true of both our internally developed systems and the systems of our third-party service providers. Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss, telecommunication failure or similar catastrophic events. Any damage or failure that causes an interruption in our operations could adversely affect our business, prospects, financial condition and results of operations.

Recent Accounting Pronouncements

Effective July 1, 2005, the Company will adopt Statement of Financial Accounting Standards (“SFAS”) No 123(R), Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123(R), the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable.

The Company will adopt SFAS No. 123(R) on the prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of the previously granted awards that remain outstanding at the date of adoption. The Company is presently evaluating various fair value models.  Through June 30, 2005, the Company did not recognize compensation expense for stock-based compensation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, that addresses accounting for changes in accounting principle, changes in accounting estimates and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so.  SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate.  When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner.  SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1,The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See Management Discussion and Analysis of Financial Condition and Results of Operations - “Quantitative and Qualitative Disclosures About Market Risk”

Item 8. Financial Statements and Supplemental Data

The following financial statements are filed as a part of this report beginning on page F – 1.

DESCRIPTION	PAGE
Report of Independent Registered Public Accounting Firm	F – 2
Consolidated Balance Sheets at June 30, 2005 and 2004	F – 3
Consolidated Statements of Income for the years ended June 30, 2005, 2004 and 2003	F – 4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2005, 2004, and 2003	F – 5
Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004, and 2003	F – 6
Notes to Consolidated Financial Statements	F – 8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) As of the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the end of the period, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

(b) During the evaluation referred to in Item 9A(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

The Company’s size dictates that it conducts business with a minimal number of financial and administrative employees, which inherently results in a lack of documented controls and segregation of duties within the Company. Management will continue to evaluate the employees involved and the controls procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such added personnel. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented controls. The Company is working to document these controls and take other steps required to be in compliance with Section 404 of the Sarbanes –Oxley Act of 2002 within the timeframes permitted by such Act and the implementing rule and regulations.

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” in our definitive Proxy Statement for the period ended June 30, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2005.

The information with respect to our audit committee and our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Election of Directors – The Board of Directors – Committees of the Board of Directors” in the Proxy Statement. The information with respect to our Code of Ethics is incorporated herein by reference to the information contained in the section captioned “Election of Directors – The Board of Directors – Code of Business Conduct” in the Proxy Statement.

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information called for by this item is incorporated herein by reference to the information contained in the sections captioned “Executive Compensation – Certain Transactions” in the Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the information contained in the section captioned “Independent Public Accountants” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                     The following documents are filed as part of this report:

1.                         Financial Statements: See Index to Consolidated Financial Statements below on page F-1 of this report.

2.                         Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.                         Exhibits:

(b)       A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 51 of this Report on Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on July 6, 1999 (1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on January 25, 2005(1)
3.3	Certificate of Designation of the Registrant, filed with the Delaware Secretary of State on October 27, 2003(1)
3.4	Bylaws of the Registrant(1)
3.5	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on August 19, 1999(1)
3.6	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on February 25, 2003(1)
4.2	Specimen Stock Certificate of the Registrant(1)
10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors(1)
10.2*	Amended and Restated 1999 Stock Option Plan, as amended (1)
10.3*	2004 Stock Incentive Plan (1)
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder(1)
10.5	Office Space Lease for 12777 High Bluff Drive, San Diego, California 92130 By and Between DL San Diego LP, a Delaware limited partnership, Landlord And Bank of Internet USA, a Federal Savings Bank(2)
10.6*	Employment Agreement, dated as of July 1, 2003, between Bank of Internet USA and Gary Lewis Evans(1)
10.7*	Employment Agreement, dated as of July 1, 2003, between Bank of Internet USA and Patrick A. Dunn (1)
10.8*	Employment Agreement, dated as of July 1, 2003, between Bank of Internet USA and Andrew J. Micheletti (1)
10.9*	Employment Agreement, dated as of July 1, 2003, between Bank of Internet USA and Michael J. Berengolts(1)
10.10	Amended and Restated Declaration of Trust of BofI Trust I dated as of December 16, 2004 (1)
21.1	Subsidiaries of the Registrant consist of Bank of Internet USA (federal charter) and BofI Trust I (Delaware charter) (1)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicated management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference from the same exhibit number in the Registration Statement on Form S-1 (File No. 333-121329) filed by the Company on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

(2) Incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on April 28, 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date: September 16, 2005	By: /s/ Gary Lewis Evans
Gary Lewis Evans
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary Lewis Evans and Andrew J. Micheletti jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 15th day of September 2005 in the capacities indicated.

Signature	Title

/s/ Gary Lewis Evans	Chief Executive Officer (Principal Executive Officer)
Gary Lewis Evans

/s/ Andrew J. Micheletti	Chief Financial Officer (Principal Financial and Accounting Officer)
Andrew J. Micheletti

/s/ Jerry F. Englert	Chairman
Jerry F. Englert

/s/ Theodore C. Allrich	Vice Chairman
Theodore C. Allrich

/s/ Robert Eprile	Director
Robert Eprile

/s/ Paul Grinberg	Director
Paul Grinberg

/s/ Thomas J. Pancheri	Director
Thomas J. Pancheri

/s/ Connie M. Paulus	Director
Connie M. Paulus

/s/ Gordon L. Witter	Director
Gordon L. Witter

BOFI HOLDING, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Bofl Holding, Inc. and subsidiary (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BofI Holding, Inc. and subsidiary as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 12, 2005

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,
	2005	2004
ASSETS
Cash and due from banks	$3,047	$1,838
Money market mutual funds	52	519
Federal funds sold	20,712	22,502

Total cash and cash equivalents	23,811	24,859

Time deposits in financial institutions	12,185	9,503
Mortgage-backed securities available for sale—at fair value	62,766	—
Investment securities held to maturity—at cost	7,711	3,665
Stock of the Federal Home Loan Bank—at cost	8,126	4,789
Loans held for investment—net of allowance for loan losses of $1,415 in 2005; $1,045 in 2004	486,872	355,261
Loans held for sale—at lower of cost or market	189	435
Accrued interest receivable	2,355	1,486
Furniture, equipment and software—net	214	181
Deferred income tax	293	407
Bank-owned life insurance—cash surrender value	4,047	3,893
Other assets	939	560

TOTAL	$609,508	$405,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$8,225	$2,279
Interest bearing	352,826	267,562

Total deposits	361,051	269,841

Advances from the Federal Home Loan Bank	172,562	101,446
Note payable	—	1,300
Junior subordinated debentures	5,155	—
Accrued interest payable	653	283
Income taxes payable	252	—
Accounts payable and accrued liabilities	1,185	410

Total liabilities	540,858	373,280

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock—$10,000 stated value; 1,000,000 shares authorized; 675 shares issued and outstanding	6,637	6,637
Common stock—$0.01 par value; 25,000,000 shares authorized; 8,299,823 (2005) and 4,506,524 (2004) shares issued and outstanding	83	45
Additional paid-in capital	56,746	22,363
Accumulated other comprehensive income—net of tax	6	—
Retained earnings	5,178	2,714

Total stockholders’ equity	68,650	31,759

TOTAL	$609,508	$405,039

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

	Year Ended June 30,
	2005	2004	2003

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$19,625	$15,177	$12,723
Investments	2,856	595	791

Total interest and dividend income	22,481	15,772	13,514

INTEREST EXPENSE:
Deposits	8,938	6,534	6,708
Advances from the Federal Home Loan Bank	4,219	2,648	1,718
Other borrowings	355	60	—

Total interest expense	13,512	9,242	8,426

Net interest income	8,969	6,530	5,088
Provision for loan losses	370	255	285

Net interest income, after provision for loan losses	8,599	6,275	4,803

NON-INTEREST INCOME:
Prepayment penalty fee income	452	624	446
Gain on sale of loans and securities	177	364	778
Banking service fees and other income	278	202	125

Total non-interest income	907	1,190	1,349

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,450	1,880	1,538
Professional services	256	166	152
Occupancy and equipment	270	245	205
Data processing and internet	373	328	278
Advertising and promotional	255	220	189
Depreciation and amortization	107	97	144
Service contract termination	59	197	—
Other general and administrative	975	686	652

Total non-interest expense	4,745	3,819	3,158

INCOME BEFORE INCOME TAXES	4,761	3,646	2,994

INCOME TAXES	1,892	1,471	1,264

NET INCOME	$2,869	$2,175	$1,730

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$2,464	$2,035	$1,730

Basic earnings per share	$0.43	$0.45	$0.39
Diluted earnings per share	0.40	0.39	0.34

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

							Accumulated
						Retained	Other
	Convertible				Additional	Earnings	Comprehensive
	Preferred Stock		Common Stock		Paid In	(Accumulated	Income	Comprehenisve
	Shares	Amount	Shares	Amount	Capital	Deficit)	Net of Tax	Income	Total

BALANCE—July 1, 2002	—	$—	4,334,401	$43	$20,509	$(1,051)	$—		$19,501

Comprehensive income:
Net income	—	—	—	—	—	1,730	—	$1,730	1,730

Total comprehensive income								$1,730

Issuance of common stock	—	—	139,950	2	1,652	—	—		1,654

BALANCE—June 30, 2003	—	—	4,474,351	45	22,161	679	—		22,885

Comprehensive income:
Net income	—	—	—	—	—	2,175	—	$2,175	2,175

Total comprehensive income								$2,175

Exercise of common stock options	—	—	23,423	—	165	—	—		165

Exercise of common stock warrants	—	—	8,750	—	37	—	—		37

Issuance of convertible preferred stock	675	6,637	—	—	—	—	—		6,637

Cash dividends on convertible preferred stock	—	—	—	—	—	(140)	—		(140)

BALANCE—June 30, 2004	675	6,637	4,506,524	45	22,363	2,714	—		31,759

Comprehensive income:
Net income	—	—	—	—	—	2,869	—	$2,869	2,869

Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	6	6	6
Total comprehensive income								$2,875

Cash dividends on convertible preferred stock	—	—	—	—	—	(405)	—		(405)

Exercise of common stock warrants	—	—	741,125	7	3,099	—	—		3,106

Issuance of common stock—net of costs	—	—	3,052,174	31	31,284	—	—		31,315

BALANCE—June 30, 2005	675	$6,637	8,299,823	$83	$56,746	$5,178	$6		$68,650

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,869	$2,175	$1,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums on investment securities	134	—	3
Amortization of premiums and deferred loan fees	770	485	481
Provision for loan losses	370	255	285
Deferred income taxes	110	54	(31)
Origination of loans held for sale	(19,312)	(76,550)	(124,739)
Gain on sales of loans and securities	(177)	(364)	(778)
Proceeds from sale of loans held for sale	19,652	80,081	122,042
Depreciation and amortization	107	97	144
Amortization of borrowing costs	116	110	—
Stock dividends from the Federal Home Loan Bank	(265)	(118)	(89)
Loss on disposal of fixed assets	6	—	—
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(869)	(379)	(139)
Other assets	(533)	(76)	17
Accrued interest payable	370	11	(111)
Accounts payable and accrued liabilities	1,027	(5)	203

Net cash provided by (used in) operating activities	4,375	5,776	(982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage-backed securities available for sale	(93,100)	—	—
Purchases of held to maturity investments and time deposits	(14,499)	(9,142)	(14,355)
Proceeds from sale of mortgage-backed securities	18,750	—	—
Proceeds from maturities of investments and time deposits	19,314	8,287	13,055
Net increase in stock of the Federal Home Loan Bank	(3,072)	(1,876)	(1,005)
Origination of loans	(45,362)	(64,478)	(58,609)
Purchases of loans	(163,384)	(129,193)	(81,778)
Principal repayments on loans	75,995	83,603	60,939
Purchases of furniture, equipment and software	(146)	(64)	(58)
Premium paid for bank-owned life insurance	—	(3,800)	—

Net cash used in investing activities	(205,504)	(116,663)	(81,811)

	Year Ended June 30,
	2005	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$91,210	$75,849	$26,374
Proceeds from the Federal Home Loan Bank advances	71,000	48,436	26,000
Repayment of the Federal Home Loan Bank advance	—	(3,000)	—
Proceeds from note payable	3,700	1,300	—
Repayment of note payable	(5,000)	—	—
Proceeds from issuance of junior subordinated debentures	5,155	—	—
Proceeds from issuance of common stock	31,315	—	1,654
Net proceeds from issuance of convertible preferred stock	—	6,637	—
Proceeds from exercise of common stock options and warrants	3,106	202	—
Cash dividends on convertible preferred stock	(405)	(140)	—

Net cash provided by financing activities	200,081	129,284	54,028

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,048)	18,397	(28,765)

CASH AND CASH EQUIVALENTS—Beginning of year	24,859	6,462	35,227

CASH AND CASH EQUIVALENTS—End of year	$23,811	$24,859	$6,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$13,026	$9,686	$8,537
Income taxes paid	$1,520	$1,364	$1,301

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(Dollars in thousands, except earnings per share)

1.                      ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation—The consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (collectively, the “Company”). All significant intercompany balances have been eliminated in consolidation.

BofI Holding, Inc. was incorporated in the State of Delaware on July 6, 1999 for the purpose of organizing and launching an Internet-based savings bank. The Bank of Internet USA (the “Bank”), which opened for business over the Internet on July 4, 2000, is subject to regulation and examination by the Office of Thrift Supervision (“OTS”), its primary regulator. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposit accounts up to the maximum allowable amount.

During the year ended June 30, 2003, the Company changed its name from “BofI.com Holding, Inc.” to “BofI Holding, Inc.”

Use of Estimates—In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Business—The Bank provides financial services to consumers through the Internet. The Bank’s deposit products are demand accounts, savings accounts and time deposits marketed to consumers located in all 50 states. The Bank’s primary lending products are residential single family and multifamily mortgage loans. The Bank’s business is primarily concentrated in the state of California and is subject to the general economic conditions of that state.

Cash Equivalents and Cash Equivalents—Cash and cash equivalents include cash due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days.

Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances maintained at the Federal Reserve Bank of San Francisco of $894 and $770 at June 30, 2005 and 2004, respectively.

Interest Rate Risk—The Bank’s assets and liabilities are generally monetary in nature and interest rate changes have an effect on the Bank’s performance. The Bank decreases the effect of interest rate changes on its performance by striving to match maturities and interest sensitivity between loans and deposits. A significant change in interest rates could have a material effect on the Bank’s results of operations.

Deferred Loan Fees and Costs—Loan origination fees and certain direct origination costs for loans held for investment are capitalized and recognized as an adjustment to the interest yield of the related loans over their estimated lives.

Loans Held for Sale—Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded in non-interest income, based on the difference between sales proceeds and carrying value.

Allowance for Loan Losses—The allowance for loan losses is maintained at a level estimated to provide for probable losses in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible.

Under the allowance for loan loss policy, impairment calculations are determined based on general portfolio data for general reserves and loan level data for specific reserves. Specific loans are evaluated for impairment and are classified as nonperforming or in foreclosure when they are 90 days or more delinquent. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected primarily from the sale of collateral.

General loan loss reserves are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated allowance rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios. Specific reserves are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve is based on discounted cash flows, observable market prices or the estimated value of underlying collateral.

Derivative and Hedging Activities—Derivative contracts, such as interest rate caps, are recorded on the balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); (2) a hedge of (a) the exposure to changes in the fair value of a recognized asset or liability or (b) an unrealized firm commitment; or (3) an instrument that is held for trading or non-hedging purposes (a “trading” or “non-hedging” instrument). Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions.

The fair value of derivative instruments is based on quoted market prices received from independent sources. Active markets may not exist for our derivative instruments. Consequently, the independent sources from which we obtain quoted market prices may be using estimating techniques, such as discounted cash flow analysis and comparison to similar instruments, to determine the fair value of our derivative instruments. Estimates developed by these independent sources are subjective and require the judgment of the independent sources regarding significant matters such as the amount, timing and probabilities of potential future cash flows. Since these estimates are made as of a specific point in time, they are susceptible to material change over time.

Investment Securities Available-for-Sale—Securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment is required to be recognized in current earnings rather than other comprehensive income or loss.

Investment Securities Held to Maturity—Securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

Furniture, Equipment and Software—Fixed asset purchases in excess of five hundred dollars are capitalized and recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is three to seven years. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the lease term.

Interest Income on Loans—Interest on loans is generally recorded over the terms of the loans based on the unpaid principal balances. Accrual of interest is discontinued when either principal or interest becomes 90 days past due or when, in management’s opinion, collectibility of such interest is doubtful. In addition, accrued but uncollected interest is reversed when a loan becomes 90 days past due.

Premiums and Discounts on Loans Purchased—Premiums and discounts on loans purchased from third parties are capitalized and amortized or accreted over the expected lives of the loans as an adjustment to yield. Such premiums and discounts are classified with the loan balance to which they relate for financial reporting purposes.

Income Taxes—Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The Company records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized.

Earnings Per Share—Earnings per share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed by dividing the net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the year, plus the impact of dilutive potential common shares, such as stock options and stock warrants. The impact on earnings per share from the convertible preferred stock is antidilutive.

Stock-Based Compensation—The Company accounts for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income statements, as all options granted under those plans are granted with exercise prices not less than the fair market value of the Company’s common stock on the date of grant. The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended June 30,
	2005	2004	2003
	(amounts in thousands, except per share )

Net income attributable to common stock, as reported	$2,464	$2,035	$1,730
Deduct:
Total stock-based employee compensation expense determined under fair-value-based method for all awards—net of related tax effect	(91)	(107)	(112)

Pro forma net income	$2,373	$1,928	$1,618

Earnings per share
Basic—as reported	$0.43	$0.45	$0.39
Basic—pro forma	$0.42	$0.43	$0.36

Diluted—as reported	$0.40	$0.39	$0.34
Diluted—pro forma	$0.38	$0.37	$0.32

Prior to March 15, 2005, the weighted-average grant-date fair values of options granted were calculated using the minimum value method, under which nonpublic companies are allowed to exclude the volatility factor in estimating the value of their stock options in accordance with SFAS 123. All options granted in 2005 were granted before the Company became public and were valued excluding the volatility factor.  After becoming a public company on March 14, 2005, the Company is required to use a volatility factor based on the estimate volatility of the Company’s underlying stock, which was 38.8% from March 15 to June 30, 2005. The following assumptions were used to determine the weighted-average grant-date fair values of options granted:

	Year Ended June 30
	2005	2004	2003

Risk-free interest rates	3.9%	4.2%	4.3%
Dividends	—	—	—
Volatility	0.0%	0.0%	0.0%
Weighted-average expected life	7 years	7 years	7 years

The weighted-average fair value at grant date for the options granted during the year ended June 30, 2005, 2004 and 2003 was $2.37, $2.52 and $1.83 per share, respectively.

Effective July 1, 2005, the Company will adopt Statement of Financial Accounting Standards (“SFAS”) No 123(R), Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123(R), the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable.

The Company will adopt SFAS No. 123(R) on the prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of the previously granted awards that remain outstanding at the date of adoption.  Through June 30, 2005, the Company did not recognize compensation expense for stock-based compensation. In July and August 2005, the Company granted 212,900 non-qualified stock options to employees and directors at an average exercise price of $9.49 per share under the 2004 Stock Incentive Plan.  The Company is presently evaluating various fair value models to determine the effect of this grant and the effect of the adoption of SFAS No. 123(R).

New Accounting Pronouncements—In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, that addresses accounting for changes in accounting principle, changes in accounting estimates and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so.  SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate.  When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner.  SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

Reclassifications—Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.

2.                      TIME DEPOSITS IN FINANCIAL INSTITUTIONS

The Company had insured time deposits at various financial institutions totaling $12,185 and $9,503 at June 30, 2005 and 2004, respectively. The carrying amounts of such investments as shown in the balance sheets are at cost. Time deposits at June 30, 2005 of $9,311 will mature within one year and $2,874 will mature within one to five years.

3.                      INVESTMENT SECURITIES

Available-for-sale—Amortized costs and the fair value of investment securities available-for-sale are summarized as follows:

	June 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands )

Mortgage-backed securities	$62,756	$203	$(193)	$62,766

	$62,756	$203	$(193)	$62,766

The amortized cost and fair value of available-for-sale securities by contractual maturity at June 30, 2005 are as follows:

	Amortized	Fair
	Cost	Value

GNMA MBS - pass throughs
Due within one year	$80	$81
Due one to five years	355	357
Due five to ten years	531	534
Due after ten years	2,774	2,787

Total GNMA MBS - pass throughs	3,740	3,759

FHLMC MBS - pass throughs
Due within one year	154	156
Due one to five years	410	413
Due five to ten years	593	598
Due after ten years	3,177	3,143

Total FHLMC MBS - pass throughs	4,334	4,310

FNMA MBS - pass throughs
Due within one year	996	996
Due one to five years	4,408	4,410
Due five to ten years	6,611	6,615
Due after ten years	42,667	42,676

Total FNMA MBS - pass throughs	54,682	54,697

Total	$62,756	$62,766

Held-to-maturity—Amortized costs and the fair value of investment securities held-to-maturity are summarized as follows:

	June 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands )

Mortgage-backed securities	$4,269	$3	$(13)	$4,259
U.S. Government security	3,442		(23)	3,419

	$7,711	$3	$(36)	$7,678

	June 30, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

Mortgage-backed securities	$256	$2	$—	$258
U.S. Government security	3,409	7		3,416

	$3,665	$9	$—	$3,674

The amortized cost and fair values of investment securities held-to-maturity by contractual maturity at June 30, 2005 are as follows:

	Amortized	Fair
	Cost	Value

U.S. Government security
Due within one year	$—	$—
Due one to five years	3,442	3,419
Due five to ten years	—	—
Due after ten years	—	—

Total U.S. Government security	3,442	3,419

FHLMC MBS - pass throughs
Due within one year	80	80
Due one to five years	327	326
Due five to ten years	494	492
Due after ten years	3,191	3,181

Total FHLMC MBS - pass throughs	4,092	4,079

FNMA MBS - pass throughs
Due within one year	4	4
Due one to five years	19	19
Due five to ten years	28	29
Due after ten years	126	128

Total FNMA MBS - pass throughs	177	180

Total	$7,711	$7,678

The following table shows gross unrealized losses and related estimated fair values of securities that have been in a continuous loss position at June 30, 2005, aggregated by investment category and length of the time in a continuous loss position:

	Less Than 12 Months
	Gross	Estimated
	Unrealized	Fair
	Losses	Value

Securities held to maturity:
Mortgage-backed securities	$(13)	$4,086
U.S. Government security	(23)	3,419
Total	(36)	7,505

Securities available for sale:
Mortgage-backed securities	(193)	31,704

Total	$(229)	$39,209

There were no securities that were in a continuous loss position at June 30, 2005 for a period of more than 12 months.

Management believes that the estimated fair value of the securities disclosed above is dependent upon market interest rates. Although the fair value will fluctuate as market interest rates move, the majority of the Company’s investment portfolio consists of mortgaged-backed securities from GNMA and FNMA. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full. No loss in principal is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. Thus, the unrealized losses are not other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment.

4.                      LOANS

The composition of the portfolio of loans held for investment is as follows at June 30:

	2005	2004
Mortgage loans on real estate:
Residential single family (one to four units)	$62,403	$21,753
Residential multifamily (five units or more)	406,660	320,971
Commercial and land	14,181	11,659
Consumer	40	63

Total	483,284	354,446

Allowance for loan losses	(1,415)	(1,045)
Unamortized premiums—net of deferred loan fees	5,003	1,860

	$486,872	$355,261

An analysis of the allowance for loan losses is as follows for the year ended June 30:

	2005	2004	2003

Balance—beginning of period	$1,045	$790	$505
Provision for loan loss	370	255	285
Amounts charged off	—	—	—
Recoveries	—	—	—

Balance—end of period	$1,415	$1,045	$790

An analysis of the allowance for loan losses is as follows for the year ended June 30:

At June 30, 2005 and 2004, approximately 53.3% and 64.5%, respectively, of the Company’s loans are collateralized with real-property collateral located in California and therefore exposed to economic conditions within this market region.

In the ordinary course of business, the Company has granted loans collateralized by real property to principal officers, directors and their affiliates and employees with interest rates ranging from 4.5% to 7.875%. No new loans were granted to principal officers, directors and their affiliates and employees during the years ended June 30, 2005, 2004 and 2003, respectively. Total principal payments were $15, $413, and $2,007 during the years ended June 30, 2005, 2004 and 2003, respectively. At June 30, 2005 and 2004, these loans amounted to $938 and $953, respectively, and are included in loans held for investment. Interest earned on these loans was $48, $52 and $123 during the years ended June 30, 2005, 2004 and 2003, respectively.

The Company had no loans on nonaccrual and no impaired loans as of June 30, 2005 and 2004.

The Company’s loan portfolio consists of approximately 5.25% fixed interest rate loans and 94.75% adjustable interest rate loans as of June 30, 2005. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.

At June 30, 2005 and 2004, purchased loans serviced by others were $283,052 or 59% and $168,035 or 47%, respectively, of the loan portfolio.

5.       FURNITURE, EQUIPMENT AND SOFTWARE

A summary of the cost and accumulated depreciation for furniture, equipment and software is as follows at June 30:

	2005	2004

Leasehold improvements	$17	$10
Furniture and fixtures	231	161
Computer hardware and equipment	320	310
Software	174	165

Total	742	646

Less accumulated depreciation and amortization	(528)	(465)

Furniture, equipment and software—net	$214	$181

Depreciation and amortization expense for the years ended June 30, 2005, 2004 and 2003 amounted to $107, $97 and $144, respectively.

6.                      DEPOSITS

Deposits accounts are summarized as follows at June 30:

	2005 Amount	Rate*	2004 Amount	Rate*

Non-interest bearing	$8,225	0.00%	$2,279	0.00%
Interest bearing:
Demand	33,187	1.93%	26,725	1.35%
Savings	50,408	2.13%	94,120	1.96%
Time deposits:
Under $100,000	178,566	3.60%	88,082	3.44%
$100,000 or more	90,665	3.54%	58,635	3.20%

Total time deposits	269,231	3.58%	146,717	3.35%

Total interest bearing	352,826	3.22%	267,562	2.66%

Total deposits	$361,051	3.14%	$269,841	2.64%

* Based on weighted-average stated interest rates.

The scheduled maturities of time deposits are as follows as of June 30, 2005 (dollars in thousands):

Within 12 months	$159,670
13 to 24 months	46,492
25 to 36 months	39,784
37 to 48 months	15,772
49 months and thereafter	7,513

Total	$269,231

7.                      ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2005 and 2004, the Company’s fixed-rate FHLB advances had interest rates that ranged from 2.11% to 5.03% with a weighted average of 3.49% and ranged from 1.42% to 5.03% with a weighted average of 3.19%, respectively.

Fixed-rate advances from FHLB are scheduled to mature as follows at June 30:

	2005		2004
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate

Within one year	$46,500	2.84%	$3,000	1.42%
After one but within two years	45,000	3.73%	20,500	2.36%
After two but within three years	47,311	3.64%	36,500	3.66%
After three but within four years	20,828	3.71%	22,768	3.35%
After four but within five years	10,000	3.96%	10,770	2.80%
After five years	2,923	4.45%	7,908	3.94%

	$172,562	3.49%	$101,446	3.19%

FHLB advances have been reduced by debt issuance costs of $338 and $454 at June 30, 2005 and 2004, respectively. Debt issuance costs are amortized using the interest method over the life of the FHLB advance. Amortization of $116 and $110 during the years ended June 30, 2005 and 2004, respectively, is included in interest expense.

The Company’s advances from FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $113,900 and $154,700 at June 30, 2005 and 2004, respectively, by the Company’s investment in capital stock of FHLB of San Francisco and by its investment in mortgage-backed securities.

The maximum amounts advanced from the FHLB were $172,562, $101,446 and $55,900 during the years ended June 30, 2005, 2004 and 2003, respectively. At June 30, 2005, the Company had $13,511 available for advances from the FHLB for terms up to seven years and $4,500 available under a federal funds line of credit with a major bank.

8.                      JUNIOR SUBORDINATED DEBENTURES AND NOTE PAYABLE

Junior Subordinated Debentures—On December 13, 2004, the Company entered into an agreement to form a trust and issue $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% (5.68% at June 30, 2005), with interest paid quarterly starting February 16, 2005.

On February 15, 2005, the Company entered into an interest rate cap, with a notional amount of $5,000 and a term of four years expiring in March 2009, to lower the interest payments on the Debentures should the three-month LIBOR increase above 5.25%. The Company designated this derivative as a nonhedging instrument and reports changes in the fair value of this instrument in current-period earnings. For the year ended June 30, 2005, the Company recorded a $5 unrealized loss to operating results for the decrease in the fair value of the interest rate cap.

Note Payable—On October 24, 2003, the Company entered into a $5,000 loan facility with a commercial bank consisting of a one-year revolving line of credit plus a fully amortizing term loan of up to nine years. Under the terms of the loan facility, a one-time loan fee of 1% ($50) was paid at commencement and interest is payable quarterly at prime plus 1% per annum. Principal is payable in 36 equal quarterly installments starting on January 24, 2005.

On March 18, 2005, the Company prepaid without penalty the entire principal balance of its $5,000 note payable. As a result of the prepayment of the note payable, the Company charged to interest expense the unamortized debt issue costs of $43 in March 2005.

9.                      INCOME TAXES

The provision (benefit) for income taxes is as follows for the years ended June 30:

	2005	2004	2003
Current:
Federal	$1,345	$1,046	$950
State	437	371	345

	1,782	1,417	1,295

Deferred:
Federal	49	40	(21)
State	61	14	(10)

	110	54	(31)
Total	$1,892	$1,471	$1,264

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended June 30:

	2005	2004	2003

Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
State taxes-net of federal tax benefit	6.95	7.00	7.19
Cash surrender value	(1.10)	—	—
Other	(0.11)	(0.65)	1.03

Effective tax rate	39.74%	40.35%	42.22%

The components of the net deferred tax asset are as follows at June 30:

Deferred tax assets:
Allowance for loan losses	$439	$273
Start-up costs	43	86
Deferred loan fees	121	123
Net operating loss carryforwards	—	34
State taxes	139	111

	742	627

Deferred tax liabilities:
State taxes	(17)	(37)
FHLB stock dividend	(256)	(137)
Other assets	(151)	—
Other	(25)	(46)

	(449)	(220)

Net deferred tax asset	$293	$407

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2005 and 2004, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

10.               STOCKHOLDERS’ EQUITY

Common Stock and Common Stock Warrants—Changes in common stock issued and outstanding were as follows for the years ended June 30:

	2005	2004	2003

Shares issued and outstanding—Beginning of year	4,506,524	4,474,351	4,334,401
Common stock issued through initial public offering	3,052,174	—	—
Common stock issued through warrant exercise	741,125	8,750	—
Common stock issued through option exercise		23,423
Common stock issued through private placement	—	—	139,950

Shares issued and outstanding—End of year	8,299,823	4,506,524	4,474,351

On January 24, 2005, the Company increased the number of authorized shares of common stock from 10,000,000 to 25,000,000. The Company’s initial public offering on March 14, 2005 raised $35,100 through the issuance of 3,052,174 shares of its common stock at a price to the public of $11.50 per share. The Company’s initial public offering increased stockholders’ equity by $31,315 after deducting discounts, commissions and offering costs of $3,785.

During the years ended June 30, 2005 and 2004, founding shareholders exercised outstanding organizer warrants to purchase 741,125 shares and 8,750 shares of common stock, respectively. The organizer warrants had an exercise price of $4.19 per share and raised $3,106 and $37 during the years ended June 30, 2005 and 2004, respectively. All organizer warrants were exercised prior to March 14, 2005, the date of the Company’s initial public offering.

During the year ended June 30, 2004, the Company issued 23,423 shares of common stock for $165 (including $55 income tax benefit) from the exercise of nonqualified stock options.

In a private placement in June 2002 and July 2002, the Company issued 39,900 and 139,950 shares of common stock and 13,300 and 46,650 warrants to purchase common stock for total proceeds of $414 and $1,654, respectively, net of issue costs. The private placement shares were sold as units of three shares of common stock and one warrant to purchase common stock for $14 per share. There were a total of 59,950 warrants to purchase common stock at June 30, 2005, all of which expire on July 31, 2005.

Warrant activity during the period June 30, 2002 to June 30, 2005 is presented below:

	Number of Shares	Average Exercise Price Per Share

Outstanding at June 30, 2002	763,175	$4.36

Issued	46,650	$14.00

Outstanding at June 30, 2003	809,825	$4.92

Exercised	(8,750)	$4.19

Outstanding at June 30, 2004	801,075	$4.93

Exercised	(741,125)	$4.19

Outstanding at June 30, 2005	59,950	$14.00

Convertible Preferred Stock—On October 28, 2003, the Company commenced a private placement of Series A—6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009 (the “Convertible Preferred Stock”). The rights, preferences and privileges of the Convertible Preferred Stock were established in a certificate filed by the Company with the State of Delaware on October 27, 2003, and generally include the holder’s right to a six percent (6%) per annum cumulative dividend payable quarterly, the Company’s right to redeem some or all of the outstanding shares at par after five years and the holders’ right to convert all or part of the face value of his Convertible Preferred Stock into the Company’s common stock at $10.50 per share, increasing in three increments to $18.00 per share after January 1, 2008. The Company’s right to redeem the Convertible Preferred Stock is perpetual and starts immediately after issuance (with a premium payable to the holder starting at 5% in the first year and declining to 1% in the fifth year). The holder’s right to convert to the Company’s common stock starts immediately after purchase and expires on January 1, 2009.

During the year ended June 30, 2004, the Company issued $6,750 of Convertible Preferred Stock representing 675 shares at $10,000 face value, less issuance costs of $113. The Company has declared and paid dividends to holders of its Convertible Preferred Stock totaling $405 and $140 for the years ended June 30, 2005 and 2004, respectively.

11.               STOCK OPTIONS, STOCK PURCHASE, AND STOCK GRANT PLANS

1999 Stock Option Plan—In July 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan (the “Plan”) as amended in May 2000. Under the Plan, 553,875 shares are reserved for issuance as incentive stock options and nonqualified stock options to employees and directors of the Company. In August 2001, the Company’s shareholders approved an amendment to the Plan such that 15% of the outstanding shares of the Company would always be available for grants under the Plan (1,316,432 shares at June 30, 2005). The Plan is designed to encourage selected employees and directors to improve operations and increase profits, to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. Plan provisions require that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and nonqualified options. Option expiration dates are established by the plan administrator but may not be later than 10 years after the date of the grant. At June 30, 2005 there were 570,807 options available for grant. The Plan administrator determines vesting, which may not be less than three years nor exceed five years. Stock option activity during the period July 1, 2002 to June 30, 2005 is presented below.

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share

Outstanding—June 30, 2002	620,030	$5.23
Granted	1,750	$11.00
Forfeited/canceled	(3,322)	$6.98

Outstanding—June 30, 2003	618,458	$5.24
Granted	132,036	$10.00
Exercised	(23,423)	$4.74
Forfeited/canceled	(6,554)	$8.22

Outstanding—June 30, 2004	720,517	$6.10
Granted	2,000	$10.00
Forfeited/canceled	(500)	$10.00

Outstanding—June 30, 2005	722,017	$6.11

Options exercisable—June 30, 2003	444,642	$4.71

Options exercisable—June 30, 2004	499,705	$4.94

Options exercisable—June 30, 2005	593,042	$5.34

The following table summarizes information as of June 30, 2005 concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$4.19	483,945	4.6	$4.19	475,941	$4.19
10.00	236,572	7.9	10.00	116,201	10.00
11.00	1,500	7.0	11.00	900	11.00

	722,017			593,042

2004 Stock Incentive Plan—In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Stock Incentive Plan, which provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights to employees, directors and consultants. The maximum number of shares of common stock available for issuance under the 2004 Stock Incentive Plan, plus the number of shares of common stock available for issuance under the 1999 Stock Option Plan will be equal to 14.8% of the Company’s outstanding common stock at any time. However, the number of shares available for issuance as restricted stock grants may not exceed 5% of the Company’s outstanding common stock (subject to the overall maximum of 14.8% of the outstanding shares of common stock). Each share of restricted stock that is issued under the 2004 Stock Incentive Plan and vests will be deemed to be the issuance of three shares for purposes of calculating the overall maximum number of shares of common stock available for issuance under the 2004 Stock Incentive Plan but not for purposes of calculating the above 5% limit applicable to the issuance of restricted stock. At June 30, 2005, there were 506,357 stock options available for grant and no stock options granted under the 2004 Stock Incentive Plan.

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At June 30, 2005, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

12.               EARNINGS PER SHARE

Information used to calculate earnings per share for years ended June 30, 2005, 2004 and 2003, was as follows:

	2005	2004	2003

Net income	$2,869	$2,175	$1,730
Dividends on preferred stock	405	140	—

Net income attributable to common	$2,464	$2,035	$1,730

Weighted-average shares:
Basic weighted-average number of common shares outstanding	5,696,984	4,502,284	4,468,296
Dilutive effect of stock options	223,680	222,556	231,002
Dilutive effect of warrants	269,648	435,642	435,642

Dilutive weighted-average number of common shares outstanding	6,190,312	5,160,482	5,134,940

Net income per common share:
Basic	$0.43	$0.45	$0.39
Diluted	0.40	0.39	0.34

13.               COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office space under an operating lease agreement scheduled to expire in October 2012. The Company pays property taxes, insurance and maintenance expenses related to this lease. Rent expense for the years ended June 30, 2005, 2004 and 2003 was $226, $213 and $169, respectively.

Pursuant to the terms of this noncancelable lease agreement in effect at June 30, 2005, future minimum lease payments are as follows:

2006	$297
2007	305
2008	314
2009	323
2010	334
Thereafter	822

$2,395

Legal Contingencies—Various legal claims also arise from time to time in the normal course of business, which in the opinion of management after discussion with legal counsel will have no material effect on the Company’s consolidated financial statements.

14.               OFF-BALANCE-SHEET ACTIVITIES

Credit-Related Financial Instruments—The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  At June 30, 2005, the Company had commitments to fund or purchase loans of $8,134.

Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

15.               MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to tangible assets (as defined). As of June 30, 2005, that the Bank met all capital adequacy requirements to which it is subject.  As of June 30, 2005, the most recent filing date with the OTS, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s categorization. The Bank’s actual capital amounts and ratios as of June 30, 2005 and June 30, 2004 are presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Leverage (core) capital (to adjusted tangible assets)	$54,972	9.02%	$24,367	4.00%	$30,459	5.00%
Tier I capital (to risk-weighted assets)	54,972	14.08%	N/A	N/A	23,420	6.00%
Total capital (to risk-weighted assets)	56,387	14.45%	31,226	8.00%	39,033	10.00%
Tangible capital (to tangible assets)	54,972	9.02%	9,138	1.50%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Leverage (core) capital (to adjusted tangible assets)	$31,748	7.84%	$16,193	4.00%	$20,241	5.00%
Tier I capital (to risk-weighted assets)	31,748	11.11%	N/A	N/A	17,146	6.00%
Total capital (to risk-weighted assets)	32,793	11.48%	22,861	8.00%	28,577	10.00%
Tangible capital (to tangible assets)	31,748	7.84%	6,072	1.50%	N/A	N/A

16.               EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

Employment Agreements—In July 2003, the Company entered into employment agreements with four executive officers. Under these agreements, if the Company terminates one or more of the executive officers for any reason other than cause, then the Company must (a) pay that officer normal compensation in effect through the date of termination; (b) pay that officer a severance payment equal to 12 times his then-current base monthly salary, payable at the option of the Board of Directors either in one lump sum or in 12 equal installments; and (c) continue group insurance benefits for that officer for one year from termination or until that officer commences work with a new employer providing group medical insurance benefits to that officer. In addition, if the executive officer’s employment is terminated for any reason other than for cause, or that officer’s employment is terminated due to death or disability, then all stock options currently held by such officer will fully vest as of the termination date. Each agreement automatically renews in one-year terms unless terminated by either Bank of Internet USA or the officer. In addition, each agreement specifies bonuses for each executive officer, which are contingent upon the Company’s financial performance and the executive officer’s continued employment with the Company. The Company incurred bonus expense of $378 and $33 for the years ended June 30, 2005 and 2004, respectively, in connection with these executive officer bonuses.

401(k) Plan—The Company has a 401(k) Plan whereby substantially all of its employees participate in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. For the year ended June 30, 2005, 2004 and 2003 expense attributable to the plan amounted to $2, $2, and $2, respectively.

Deferred Compensation Plans—Effective August 1, 2003, the Company adopted the Bank of Internet USA Nonqualified Deferred Compensation Plans (“Deferred Compensation Plans”) which cover designated key management employees and directors who elect to participate. The Deferred Compensation Plans allow eligible employees and directors to elect to defer up to 100% of their compensation, including commissions, bonuses and director fees. Although the Deferred Compensation Plans provide that the Company may make discretionary contributions to a participant’s account, no such discretionary contributions have been made through the period ending June 30, 2004. Participant deferrals are fully vested at all times, and discretionary contributions, if any, will be subject to a vesting schedule specified by the Company. Participants in the Deferred Compensation Plans may elect to invest their accounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the book value of the Company’s common stock. The Deferred Compensation Plans are administrated by the Compensation Committee of the Board of Directors. At June 30, 2005, there were $131 deferred in connection with the Deferred Compensation Plans.

17.               RELATED PARTY TRANSACTIONS

From February 2003 to January 2004, the Company paid two members of the Board of Directors $175 and $125 during the years ended June 30, 2004 and 2003, respectively, to assist in raising capital for the Company. The amounts are included in salary and employee benefits expense.

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates more fully described in Note 4.

18.               FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company in estimating fair value disclosures for financial instruments used the following methods and assumptions:

Cash and Cash Equivalents—The carrying amounts of cash and short-term instruments approximate fair values.

Time Deposits In Financial Institutions—The carrying amount of time deposits in financial institutions approximates fair value.

Investment Securities—Fair values for securities, excluding FHLB stock, are based on quoted market prices. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

Loans Held for Investment and Held for Sale—For adjustable rate loans held for investment that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans held for sale are estimated using discounted cash flow analyses, assuming interest rates currently being offered for loans with similar terms to borrowers of similar credit. Fair values of loans held for sale are based on commitments from investors or prevailing market prices.

Deposits—The fair values disclosed for demand deposits (interest and non-interest checking, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advances from FHLB—The fair values of the FHLB advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest—The carrying amounts of accrued interest approximate fair value.

Note Payable—The carrying amount of the note payable approximates fair value, as the rate is based on current market rates.

Junior Subordinated Debentures—The carrying amount of the junior subordinated debentures approximates fair value, as the rate is based on current market rates.

Off-Balance-Sheet Instruments—Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing and are not material.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows at June 30:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$23,811	$23,811	$24,859	$24,859
Investment securities available for sale	62,766	62,766
Investment security held to maturity—MBS	4,269	4,259	256	258
Investment security held to maturity—FHLB Agency	3,442	3,419	3,409	3,416
Time deposits in financial institutions	12,185	12,185	9,503	9,503
Stock of the Federal Home Loan Bank	8,126	8,126	4,789	4,789
Loans held for investment—net	486,872	484,848	355,261	355,932
Loans held for sale	189	189	435	435
Accrued interest receivable	2,355	2,355	1,486	1,486

Financial liabilities:
Demand deposits and savings	91,820	91,820	123,124	123,124
Time deposits	269,231	269,225	147,717	147,469
Advances from the Federal Home Loan Bank	172,562	171,568	101,446	99,251
Note payable			1,300	1,300
Junior subordinated debentures	5,155	5,155
Accrued interest payable	653	653	283	283

The fair value estimates as of June 30, 2005 and 2004 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19.               PARENT-ONLY FINANCIAL INFORMATION

The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:

BALANCE SHEETS

(Dollars in thousands except share data)

	June 30
	2005	2004
ASSETS

Cash and cash equivalents	$18,719	$1,118
Other assets	319	218
Due from subsidiary	70	85
Investment in subsidiary	54,978	31,749

TOTAL	$74,086	$33,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Note payable	$—	$1,300
Junior subordinated debentures	5,155	—
Accrued interest payable	32	12
Accounts payable and accrued liabilities	249	99

Total liabilities	5,436	1,411

STOCKHOLDERS’ EQUITY:
Convertible preferred stock $10,000 stated value; 1,000,000 shares authorized; 675 shares issued and outstanding	6,637	6,637
Common stock $.01 par value; 25,000,000 shares authorized; 8,299,823 (2005) and 4,506,524 (2004) shares issued and outstanding	83	45
Additional paid-in capital	56,746	22,363
Accumulated other comprehensive income—net of tax	6	—
Retained earnings	5,178	2,714

Total stockholders’ equity	68,650	31,759

TOTAL	$74,086	$33,170

STATEMENTS OF INCOME

(Dollars in thousands)

	Year Ended June 30
	2005	2004	2003

Interest income	$22	$2	$3
Interest expense	355	60	—

Net interest (expense) income	(333)	(58)	3

Non-interest expense—general and administrative	543	478	323

Loss before income tax benefit, dividends from subsidiary and equity in undistributed income of subsidiary	(876)	(536)	(320)

Income tax expense	—	—	215
Dividends from subsidiary	522	71	—
Equity in undistributed earnings of subsidiary	3,223	2,640	2,265

Net income	$2,869	$2,175	$1,730

STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,869	$2,175	$1,730
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(3,223)	(2,640)	(2,265)
Deferred income taxes	—	—	214
(Increase) decrease in other assets	(86)	109	(393)
Increase (decrease) in other liabilities	170	(40)	121

Net cash used in operating activities	(270)	(396)	(593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(20,522)	(7,072)	(1,051)
Dividends received from subsidiary	522	71	—

Net cash used in investing activities	(20,000)	(7,001)	(1,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock—net of costs	31,315	—	1,654
Net proceeds from issuance of convertible preferred stock	—	6,637	—
Proceeds from issuance of junior subordinated debentures	5,155	—	—
Repayment of notes payable	(5,000)	—	—
Proceeds from note payable	3,700	1,300	—
Proceeds from exercise of common stock options and warrants	3,106	202	—
Cash dividends on convertible preferred stock	(405)	(140)	—

Net cash provided by financing activities	37,871	7,999	1,654

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,601	602	10

CASH AND CASH EQUIVALENTS—Beginning of year	1,118	516	506

CASH AND CASH EQUIVALENTS—End of year	$18,719	$1,118	$516

20.            QUARTERLY FINANCIAL INFORMATION (UnAUDITED)

	Quarters Ended
	June 30,	March 31,	December 31,	September 30,

2005
Interest and dividend income	$6,364	$5,925	$5,366	$4,826
Interest expense	4,026	3,581	3,167	2,738

Net interest income	2,338	2,344	2,199	2,088
Provision for loan losses	185	10	160	15

Net interest income after provision for loan losses	2,153	2,334	2,039	2,073
Non-interest income	339	183	216	169
Non-interest expense	1,120	1,079	1,407	1,139

Income before income taxes	1,372	1,438	848	1,103
Income taxes	537	579	334	442

Net income	$835	$859	$514	$661

Net income attributable to common stock	$734	$758	$412	$560

Basic earnings per share	$0.09	$0.14	$0.09	$0.12
Diluted earnings per share	$0.09	$0.13	$0.08	$0.11

2004
Interest and dividend income	$4,604	$3,950	$3,637	$3,581
Interest expense	2,595	2,305	2,166	2,176

Net interest income	2,009	1,645	1,471	1,405
Provision for loan losses	145	75	20	15

Net interest income after provision for loan losses	1,864	1,570	1,451	1,390
Non-interest income	366	350	186	288
Non-interest expense	956	878	908	1,077

Income before income taxes	1,274	1,042	729	601
Income taxes	498	393	333	247

Net income	$776	$649	$396	$354

Net income attributable to common stock	$707	$597	$377	$354

Basic earnings per share	$0.16	$0.13	$0.08	$0.08
Diluted earnings per share	$0.14	$0.12	$0.07	$0.07