Form 10-Q
period 2005-09-30
BofI Holding, Inc.
filed 2005-11-10
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from __________ to ___________

Commission file number 000-51201
________________

BofI HOLDING, INC.
(Exact name of registrant as specified in its charter)
________________

Delaware	33-0867444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12777 High Bluff Drive, Suite 100, San Diego, CA 92130
(Address of principal executive offices and zip code)

(858) 350-6200
(Registrant’s telephone number and area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter Period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,299,823 shares of common stock as of October 31, 2005.

BofI HOLDING, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

ASSETS	September 30, 2005	June 30, 2005

Cash and due from banks	$2,517	$3,047
Money market mutual funds	-	52
Federal funds sold	22,192	20,712
Total cash and cash equivalents	24,709	23,811
Time deposits in financial institutions	14,758	12,185
Investment securities held to maturity	7,669	7,711
Stock of the Federal Home Loan Bank, at cost	8,484	8,126
Mortgage-backed securities available for sale	86,003	62,766
Loans held for investment — net of allowance for loan losses of $1,425 in September 2005, $1,415 in June 2005	503,489	486,872
Loans held for sale	781	189
Accrued interest receivable	2,561	2,355
Furniture, equipment and software — net	238	214
Deferred income tax	399	293
Bank-owned life insurance — cash surrender value	4,085	4,047
Other assets	1,286	939
TOTAL	$654,462	$609,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$6,842	$8,225
Interest bearing	393,398	352,826
Total deposits	400,240	361,051
Advances from the Federal Home Loan Bank	177,591	172,562
Junior subordinated debentures	5,155	5,155
Accrued interest payable	987	653
Income tax payable	452	252
Accounts payable and accrued liabilities	931	1,185
Total liabilities	585,356	540,858

STOCKHOLDERS’ EQUITY:
Convertible preferred stock — $10,000 stated value; 1,000,000 shares authorized; 675 shares issued and outstanding	6,637	6,637
Common stock — $.01 par value; 25,000,000 shares authorized; 8,319,123 (September 2005) and 8,299,823 (June 30, 2005) shares issued	83	83
Additional paid-in capital	57,008	56,746
Unearned restricted stock awards	(172)	-
Accumulated other comprehensive income (loss), net of tax	(373)	6
Retained earnings	5,923	5,178
Total stockholders’ equity	69,106	68,650
TOTAL	$654,462	$609,508

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except earnings per share)
(Unaudited)

	Three Months Ended September 30,
	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$6,150	$4,472
Investments	1,041	354
Total interest and dividend income	7,191	4,826
INTEREST EXPENSE:
Deposits	3,205	1,851
Advances from the Federal Home Loan Bank	1,438	867
Other borrowings	81	20
Total interest expense	4,724	2,738
Net interest income	2,467	2,088
Provision for loan losses	10	15
Net interest income, after provision for loan losses	2,457	2,073
NON-INTEREST INCOME:
Prepayment penalty fee income	170	86
Mortgage banking income	161	11
Banking service fees and other income	79	72
Total non-interest income	410	169
NON-INTEREST EXPENSE:
Compensation:
Salaries and benefits	648	608
Stock options and stock grants	90	-
Total compensation	738	608
Professional services	112	85
Occupancy and equipment	90	65
Data processing and internet	109	90
Depreciation and amortization	27	27
Other general and administrative	388	264
Total non-interest expense	1,464	1,139
INCOME BEFORE INCOME TAXES	1,403	1,103
INCOME TAXES	557	442

NET INCOME	$846	$661

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$745	$560

COMPREHENSIVE INCOME	$467	$583

Basic earnings per share	$0.09	$0.12

Diluted earnings per share	$0.09	$0.11

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except earnings per share)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid in	Unearned Restricted Stock	Retained	Accumu- lated Other Compre- hensive Loss,
	Shares	Amount	Shares	Amount	Capital	Awards	Earnings	Net of Tax	Total
BALANCE —
July 1, 2005	675	$6,637	8,299,823	$83	$56,746	$-	$5,178	$6	$68,650
Comprehensive income:
Net income	-	-	-	-	-	-	846	-	846
Net unrealized loss from available for sale securities — net of income tax benefit	-	-	-	-	-	-	-	(379)	(379)

Total comprehensive income									467
Cash dividends on convertible preferred stock	-	-	-	-	-	-	(101)	-	(101)
Restricted stock awards	-	-	19,300	-	183	(183)	-	-	-
Restricted stock compensation expense	-	-	-	-	-	11	-	-	11
Stock option compensation expense	-	-	-	-	79	-	-	-	79
BALANCE —
September 30, 2005	675	$6,637	8,319,123	$83	$57,008	$(172)	$5,923	$(373)	$69,106

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2005	2004
Net income	$846	$661
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities	100	1
Amortization of premiums and deferred loan fees	417	133
Provision for loan losses	10	15
Stock option and stock grant compensation expense	90	-
Deferred income taxes	147	6
Origination of loans held for sale	(10,722)	(2,514)
Gain on sales of loans held for sale	(56)	(11)
Proceeds from sale of loans held for sale	10,186	2,744
Depreciation and amortization	27	27
Amortization of borrowing costs	29	29
Stock dividends from the Federal Home Loan Bank	(89)	(52)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(206)	(171)
Other assets	(385)	(427)
Accrued interest payable	334	41
Accounts payable and accrued liabilities	(54)	457
Net cash provided by operating activities	674	939
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(33,127)	(48,214)
Purchases of investment securities held to maturity and time deposits	(3,862)	(5,287)
Proceeds from repayment of securities available for sale	9,151	-
Proceeds from repayment of held to maturity and time deposits	1,338	1,927
Net increase in stock of the Federal Home Loan Bank	(269)	(888)
Origination of loans	(3,039)	(11,329)
Purchases of loans	(42,245)	(5,336)
Principal repayments on loans	28,240	16,673
Purchases of furniture, equipment and software	(51)	(3)
Net cash used in investing activities	(43,864)	(52,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	39,189	25,836
Net proceeds from overnight Federal Home Loan Bank advances	5,000	20,000
Proceeds from revolving line term loan facility	-	2,000
Proceeds from issuance of common stock, net of costs	-	55
Cash dividends on convertible preferred stock	(101)	(101)
Net cash provided by financing activities	44,088	47,790
NET CHANGE IN CASH AND CASH EQUIVALENTS	898	(3,728)
CASH AND CASH EQUIVALENTS — Beginning of year	23,811	24,859
CASH AND CASH EQUIVALENTS — End of period	$24,709	$21,131
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$4,361	$2,671
Income taxes paid	$210	$55

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands, except per share data)
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financials statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2005 included in our Annual Report on Form 10-K.

Certain reclassifications have been made to the prior-period financial statements to conform to the current-period presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Allowance for Loan Losses — The allowance for loan losses is maintained at a level estimated to provide for probable losses in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible.

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

Stock-Based Compensation— Prior to July 1, 2005, the Company accounts for its stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income statements for periods ending June 30, 2005, or before. Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and has included the stock-based employee compensation expense in its income statement for the three months ended September 30, 2005. Refer to Note 6, Stock Options, Stock Grant and Stock Purchase Plans below, for additional disclosures.

New Accounting Pronouncements— In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. In September 2004, the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature or change the disclosure requirements of EITF 03-01. On June 29,2005 the FASB staff was directed to issue proposed FSP EITF Issue 03-1-a. The final FSB will supercede EITF Issue No.03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSB (retitled FSP FAS 115-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments”), will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-01 with references to existing other-than-temporary impairment guidance. FSP115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognized an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 is expected to be issued during the fourth calendar quarter of 2005 and to be effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005. Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Loss, adoption of this standard is not expected to have a significant impact on stockholders’ equity.

3.	INVESTMENT SECURITIES

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of September 30, 2005:

Available-for-sale	September 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mortgage-backed securities (GNMA, FNMA, FHLMC)	$86,625	$69	$(691)	$86,003

	$86,625	$69	$(691)	$86,003

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of September 30, 2005:

Held-to-maturity	September 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (FHLMC)	$4,219	$-	$(44)	$4,175

U.S. Government agency debt	3,450	-	(42)	3,408

	$7,669	$-	$(86)	$7,583

The Bank intends to hold its investment securities held to maturity until the amortized cost is realized. The unrealized losses are due primarily to interest rate fluctuations.

4.	LOANS

The following table sets forth the composition of the portfolio of loans held for investment as of the dates indicated:

	September 30, 2005		June 30, 2005

	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$77,514	15.5%	$62,403	12.9%
Multifamily ( five units or more)	407,888	81.6%	406,660	84.2%
Commercial real estate and land	14,436	2.9%	14,181	2.9%
Consumer loans and other	40	0.0%	40	0.0%
Total loans held for investment	499,878	100.0%	483,284	100.0%

Allowance for loan losses	(1,425)		(1,415)
Unamortized premiums, net deferred loan fees	5,036		5,003
Net loans held for investment	$503,489		$486,872

In the ordinary course of business, the Bank has made loans collateralized by real property to principal officers, directors and their affiliates and employees with interest rates ranging from 4.5% to 7.875%. At September 30, 2005, these loans amounted to $4,098, including one loan of $3,166 with an interest rate of 5.5% made in April 2005, which was added to the total in September 30, 2005 when the borrower became a director of the Company in October 2005.

5.	STOCKHOLDERS’ EQUITY

Common Stock — The Company had 8,299,823 shares of common stock outstanding at September 30, 2005 and June 30, 2005. During the quarter ended September 30, 2005, the Company issued 19,300 shares of common stock, subject to restrictions, in connection with the Company’s 2004 Stock Incentive Plan increasing the issued number of common shares to 8,319,123 as of September 30, 2005. Of the 19,300 shares granted during the quarter, none of the shares were vested and none were considered outstanding at September 30, 2005.

Common Stock Warrants — Warrants to purchase 59,950 shares of the Company’s common stock that were outstanding at June 30, 2005, all expired without being exercised on July 31, 2005. The Company had no outstanding warrants to purchase common stock at September 30, 2005.

6.	STOCK OPTIONS, STOCK GRANT AND STOCK PURCHASE PLANS

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statement for the three months ended September 30, 2005. Prior periods have not been restated.

Share Based Payment Arrangements— At September 30, 2005, the Company has three share-based payment plans for employees, which are described below. Amounts recognized in the financial statements with respect to these plans are as follows:

	Three Months Ended September 30,
	2005	2004

Amounts charged against income, before tax benefit	$90	$-

Amount of related income tax benefit recognized in income	$37	$-

1999 Stock Option Plan— In July 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan (the “1999 Plan”). In August 2001, the Company’s shareholders approved an amendment to the 1999 Plan such that 15% of the outstanding shares of the Company would always be available for grants under the 1999 Plan (1,316,432 shares at June 30, 2005). The 1999 Plan is designed to encourage selected employees and directors to improve operations and increase profits, to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The 1999 Plan provisions require that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and nonqualified options. The options issued under the 1999 Plan generally vest in four years. Option expiration dates are established by the plan administrator but may not be later than 10 years after the date of the grant.

Prior to March 15, 2005, when the Company’s common stock began trading publicly, the Company’s stock options were valued without consideration of a volatility factor. The weighted-average fair value at grant date for options granted during the three months ended September 30, 2004 and the years ended June 30, 2005, 2004 and 2003 were $2.37, $2.37, $2.52,and $1.83 per share, respectively. No options were granted under the 1999 Plan during the three months ended September 30, 2005.

The following assumptions were used to determined the weighted-average grant-date fair values of options granted:

	Three Months Ended September 30,	Year Ended June 30
	2004	2005	2004	2003

Risk-free interest rates	3.9%	3.9%	4.2%	4.3%
Dividends	-	-	-	-
Volatility	0.0%	0.0%	0.0%	0.0%
Weighted-average expected life	7 years	7 years	7 years	7 years

A summary of share option activity under this plan as of September 30, 2005 and for three years prior is presented below.

	Number of Shares	Weighted-Average Exercise Price Per Share

Outstanding—June 30, 2002	620,030	$5.23
Granted	1,750	$11.00
Forfeited/canceled	(3,322)	$6.98

Outstanding—June 30, 2003	618,458	$5.24
Granted	132,036	$10.00
Exercised	(23,423)	$4.74
Forfeited/canceled	(6,554)	$8.22

Outstanding—June 30, 2004	720,517	$6.10
Granted	2,000	$10.00
Forfeited/canceled	(500)	$10.00
Outstanding—June 30, 2005	722,017	$6.11
Forfeited/canceled	(200)	$10.00
Outstanding—September 30, 2005	721,817	$6.11

Options exercisable—June 30, 2003	444,642	$4.71

Options exercisable—June 30, 2004	499,705	$4.94

Options exercisable—June 30, 2005	593,042	$5.34

Options exercisable—September 30, 2005	607,417	$5.42

Options Outstanding at September 30, 2005				Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 4.19	483,945	4.4	$ 4.19	478,641	$ 4.19
10.00	236,372	7.7	10.00	127,801	10.00
11.00	1,500	6.8	11.00	975	11.00

	721,817	5.5	$ 6.11	607,417	$ 5.42

The aggregate intrinsic value of options outstanding and options exercisable under the 1999 Plan at September 30, 2005 were $2,241 and $2,216, respectively. The Company recorded stock option compensation expense related to the 1999 Plan of $38 for the three months ended September 30, 2005.

2004 Stock Incentive Plan—In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Stock Incentive Plan (“2004 Plan”), which provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights to employees, directors and consultants. The maximum number of shares of common stock available for issuance under the 2004 Plan, plus the number of shares of common stock available for issuance under the 1999 Plan will be equal to 14.8% of the Company’s outstanding common stock at any time. However, the number of shares available for issuance as restricted stock grants may not exceed 5% of the Company’s outstanding common stock (subject to the overall maximum of 14.8% of the outstanding shares of common stock). Each share of restricted stock that is issued under the 2004 Plan and vests will be deemed to be the issuance of three shares for purposes of calculating the overall maximum number of shares of common stock available for issuance under the 2004 Plan but not for purposes of calculating the above 5% limit applicable to the issuance of restricted stock.

Stock Options Granted—In July 2005, the Company’s Board of Directors approved the first grant of stock options under the 2004 Plan. The non-qualified stock options were issued with grant-day exercise prices equal to market prices and vesting periods of three years for directors and four years for employees with no vesting until after 12 months. The following assumptions were used to determine the weighted-average grant-date fair values of options granted:

Three Months Ended September 30,
2005

Risk-free interest rates	4.10% to 4.12%
Dividends	0%
Volatility	35.14% to 35.23%
Weighted-average expected life	6.0 to 6.25 years

The weighted-average fair value was $4.02 per share for options granted under the 2004 Plan during the three months ended September 30, 2005. A forfeiture rate of 1.50% was estimated based upon past experience. A summary of share option activity under the 2004 Plan for the three months ended September 30, 2005 is presented below.

	Number of Shares	Average Exercise Price Per Share

Granted	212,900	$9.49
Forfeited / Cancelled	(500)	$9.50
Outstanding—September 30, 2005	212,400	$9.49
Options exercisable—September 30, 2005	-

Aggregate intrinsic value- September 30, 2005	$-

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 9.20	7,500	9.9	$ 9.20	-	$ 0.00
9.50	204,900	9.8	9.50	-	0.00

	212,400	9.9	9.49

For the three months ended September 30, 2005, stock option compensation expense of $41 was recognized in connection with the 2004 Plan. At September 30, 2005, compensation expense related to non vested stock option grants aggregated to $801 and is expected to be recognized as follows:

Stock Option Compensation Expense

Remainder of fiscal 2006	$169
For the fiscal year ended June 30,:
2007	227
2008	227
2009	178
Total	$801

Restricted Stock Grants—In July 2005, the Company’s Board of Directors approved the first restricted stock grants under the 2004 Plan. Restricted stock totaling 19,300 shares were granted to directors and an employee on July 25, 2005 when the closing market price was $9.50. The restricted stock vests one-third on each one-year anniversary of the grant date and no shares were vested at September 30, 2005. Compensation expense of $11 based upon grantee service period was recorded during the three months ended September 30, 2005. The remaining compensation cost of $172 will be recognized during the fiscal years ended June 30, 2006, 2007, 2008 and 2009.

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. No shares have been issued under the 2004 Employee Stock Purchase Plan.

Period of Adoption Disclosures— Under the 1999 Stock Option Plan, the Company had share-based payment arrangements with employees accounted for under the intrinsic value method. The following presents information as if the fair value method had applied to all awards.

	Three Months Ended September 30,	Year Ended June 30,
	2004	2005	2004	2003

Net income attributable to common stock, as reported	$560	$2,464	$2,035	$1,730
Deduct:

Total stock-based employee compensation expense determined under fair-value-based method for all awards—net of related tax effect	(22)	(91)	(107)	(112)

Pro forma net income	$538	$2,373	$1,928	$1,618

Earnings per share
Basic—as reported	$0.12	$0.43	$0.45	$0.39
Basic—pro forma	$0.12	$0.42	$0.43	$0.36

Diluted—as reported	$0.11	$0.40	$0.39	$0.34
Diluted—pro forma	$0.10	$0.38	$0.37	$0.32

7.	EARNINGS PER SHARE

Information used to calculate earnings per share was as follows:

	Three Months
	Ended September 30,
	2005	2004

Net income	$846	$661
Dividends on preferred stock	101	101
Net income attributable to common	$745	$560

Weighted-average shares:
Basic weighted-average number of common shares outstanding and average common shares earned on restricted stock awards	8,300,147	4,508,664
Dilutive effect of stock options	208,559	221,901
Dilutive effect of warrants	-	434,398
Dilutive weighted-average number of common shares outstanding	8,508,706	5,164,963

Net income per common share:
Basic	$0.09	$0.12
Diluted	$0.09	$0.11

Options and stock grants of 469,248 and 238,572 shares for the three months ended September 30, 2005 and 2004 were not included in determining diluted earnings per share as they were antidilutive.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases— On April 25, 2005, the Company entered into an operating lease for its new corporate office, which commenced on June 15, 2005 and will expire on October 31, 2012. Under the lease terms, the Company leases 12,364 square feet and pays utilities and its proportional share of “Common Operating Costs”. The future minimum lease payments under this noncancelable lease as of June 30, 2005 are: $198, $306, $315, $323, and $1,154 for the years ending June, 30, 2006, 2007, 2008, 2009, and thereafter, respectively. The Company’s operating lease for its former corporate office expired on June 30, 2005.

Credit-Related Financial Instruments— The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2005, the Company had commitments to fund or purchase loans of $50,091.

Common Stock Buyback Program— On July 5, 2005, the Company announced a common stock buyback program to purchase up to 5% of the Company’s 8,299,823 common shares outstanding. The program authorizes the Company to buy back common stock at its discretion, subject to market conditions. As of September 30, 2005, no common stock had been purchased by the Company under the buyback program.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of BofI Holding, Inc. and subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K and the accompanying interim unaudited condensed consolidated financial statements and notes thereto.

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intends,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Risk Factors” in our Prospectus dated March 14, 2005, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2005, both of which have been filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.

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

We acquire and service deposit customers over the Internet. Using online applications on our websites, our customers apply for deposit products, including time deposits, interest-bearing demand accounts (including interest-bearing checking accounts) and savings accounts (including money market savings accounts). We specialize in originating and purchasing small- to medium-size multifamily mortgage loans. We manage our cash and cash equivalents based upon our need for liquidity, and we seek to minimize the assets we hold as cash and cash equivalents by investing our excess liquidity in higher yielding assets such as loans or securities.

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

Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2005 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share data)

	September 30, 2005	June 30, 2005	September 30, 2004
Selected Balance Sheet Data:
Total assets	$654,462	$609,508	$453,939

Loans held for investment, net of allowance for loan losses	503,489	486,872	355,105
Loans held for sale	781	189	216
Allowance for loan losses	1,425	1,415	1,060
Mortgage-backed securities available for sale	86,003	62,766	47,458
Investment securities held to maturity	7,669	7,711	8,244
Total deposits	400,240	361,051	295,677
Advances from the FHLB	177,591	172,562	121,475
Note payable	-	-	3,300
Junior subordinated debentures	5,155	5,155	-
Total stockholders’ equity	69,106	68,650	32,296

	At or For the Three Months Ended September 30,
	2005	2004
Selected Income Statement Data:
Interest and dividend income	$7,191	$4,826
Interest expense	4,724	2,738
Net interest income	2,467	2,088
Provision for loan losses	10	15
Net interest income after provision for loan losses	2,457	2,073
Noninterest income	410	169
Noninterest expense	1,464	1,139
Income before income tax expense	1,403	1,103
Income tax expense	557	442
Net income	$846	$661
Net income attributable to common stock	$745	$560
Per Share Data:
Net income:
Basic	$0.09	$0.12
Diluted	$0.09	$0.11
Book value per common share	$7.53	$5.68
Tangible book value per common share	$7.53	$5.68
Weighted average number of common shares outstanding:
Basic	8,300,147	4,508,664
Diluted	8,508,706	5,164,963
Common shares outstanding at end of period	8,299,823	4,519,649
Common shares issued at end of period	8,319,123	4,519,649

BofI HOLDING,INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share data)

	At or For the Three Months Ended September 30,
	2005	2004
Performance Ratios and Other Data:
Loan originations for investment	$3,039	$11,329
Loan originations for sale	10,722	2,514
Loan purchases	42,245	5,336
Return on average assets	0.55%	0.64%
Return on average common stockholders’ equity	4.78%	8.77%
Interest rate spread(1)	1.22%	1.87%
Net interest margin(2)	1.62%	2.06%
Efficiency ratio(3)	50.9%	50.5%
Capital Ratios:
Equity to assets at end of period	10.56%	7.11%
Tier 1 leverage (core) capital to adjusted tangible assets(4)	9.31%	7.60%
Tier 1 risk-based capital ratio(4)	15.65%	12.03%
Total risk-based capital ratio(4)	16.01%	12.40%
Tangible capital to tangible assets(4)	9.31%	7.60%
Asset Quality Ratios:
Net charge-offs to average loans outstanding(5)	—	—
Nonperforming loans to total loans(5)	—	—
Allowance for loan losses to total loans held for investment at end of period	0.29%	0.30%
Allowance for loan losses to nonperforming loans(5)	—	—

____________
(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income.

(4)	Reflects regulatory capital ratios of Bank of Internet USA only.

(5)	At September 30, 2005 and 2004, we had no nonperforming loans, no foreclosures and no specific loan loss allowances.

OVERVIEW

During the quarter ended September 30, 2005, we earned $846,000, or $0.09 per diluted share compared to $661,000, or $0.11 per diluted share for the three months ended September 30, 2004. Our net income increased 28.0% and our diluted earnings per share fell 18.2% in the September 2005 quarter compared to 2004. Key comparisons between our operating results for the quarter ended September 2005 compared to September 2004 are:

º
increased net income was primarily the result of an 18.2% increase in net interest income generated from a 50.3% increase in average interest earning assets, partially offset by a 44 basis point decrease in our net interest margin;

º
decreased diluted earnings per share was due to the additional 3,052,174 shares issued in our initial public offering in March 2005, which added $31.3 million in capital for future balance sheet growth; our annualized return on average equity was 4.78 % for September 2005, down from 8.77% for September 2004.

º	increased non interest income of $241,000 due to a new multifamily correspondent fee arrangement and higher mortgage loan prepayment income;

º
increased non-interest expense of $325,000, due in part to a $90,000 expense related to stock options and stock grants, not required in 2004 due to a recent change in the accounting rules, and an increase in other general administrative expense which relates primarily to public company compliance, not required in the quarter ended September 30, 2004;

Our net interest margin declined to 1.62% for the quarter ended September 2005 from 2.06% for the same quarter in 2004 primarily due to the flattening of the yield curve, which caused deposit rates to increase without a corresponding increase in new loan rates. Another important trend which has affected our business strategy and indirectly our net interest margin has been our belief that there has been a general decline in mortgage underwriting credit standards, generally allowing higher loan-to-value loans and less credit-worthy borrowers to qualify for mortgage loans with low rates. Our first priority is to maintain our high credit quality and our interest rate risk position as we grow our earning assets. As a result, over the last year we have been purchasing more mortgage-backed securities and certain whole-loan pools, which meet our credit standards and we have been originating fewer new mortgage loans. Our increased holdings of high-quality shorter duration mortgage-backed securities with lower rates has also been a factor in the decline of our net interest margin.

RESULTS OF OPERATIONS - Comparison of Three Months Ended September 30, 2005 and 2004

Net income for the three months ended September 30, 2005 increased $185,000 to $846,000 or $0.09 per diluted share, compared to $661,000, or $0.11 per diluted share for the three months ended September 30, 2004. Net income before income tax for the three months ended September 30, 2005 increase by approximately $300,000 to $1.4 million compared to $1.1 million for the three months ended September 30, 2004. The increase resulted primarily from a $379,000 increase in net interest income and a $241,000 increase in non-interest income, partially offset by an increase in noninterest expense of $325,000.

Net Interest Income

Net interest income for the quarter ended September 30, 2005 totalled $2.5 million, a 18.2% increase over net interest income of $2.1 million for the quarter ended September 30, 2004.

Total interest and dividend income during the quarter ended September 30, 2005 increased 49.0% to $7.2 million, compared with $4.8 million during the quarter ended September 30, 2004. The increase in interest and dividend income during is attributable primarily to 50% growth in average earning assets for the three months ended September 30, 2005 compared to the 2004 quarter. Average loans held for investment and average investment securities (primarily mortgage-back securities) grew 38.4% and 324.8%, respectively. The net growth in average earning assets for the period was funded largely by increases in time deposits and advances from the FHLB. Total interest expense for the quarter ended September 30, 2005 increased to $4.7 million, compared with $2.7 million for the same period a year ago. The increase in interest expense for the quarter ended September 30, 2005 can be attributed primarily to 42.7% growth in average interest-bearing liabilities predominantly from new time deposits and advances from the FHLB.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 44 basis points to 1.62% for the quarter ended September 30, 2005, compared with 2.06% for the quarter ended September 30, 2004. The overall yield on average earning assets decreased 4 basis points to 4.72% in the quarter ended September 30, 2005, compared to 4.76% for the quarter in 2004. The decline in the yield on average earning assets for the quarter can be primarily attributed to the addition of more lower-rate, shorter duration loans and mortgage-backed securities. During fiscal 2005, we increased our investment in mortgage-backed securities, because we believe they offered better relative value compared to the pricing levels of mortgage whole loans. The mortgage-backed securities we purchase provide a guarantee from a government sponsored entity like FNMA, while single family whole loan originations and purchases do not have a credit guarantee. We elected to purchase more adjustable rate mortgage-backed securities in fiscal 2005 because we determined that the yield on whole loans was not always high enough to justify the increased credit risk, particularly if real estate values reverse recent appreciation trends and start to decline.

As a result of the recent increases in short-term Fed Funds interest rates during the last twelve months, our cost of funds for the three months ended September 30, 2005 increased 61 basis points to 3.50%, compared with 2.89% for the quarter ended September 30, 2004. The increase is due primarily to the maturity of longer-term lower rate time deposits, which were replaced with higher rate time deposits causing the average rate to increase 63 basis points. Over the last twelve months, our net interest margin has been negatively influenced by the flattening of the yield curve. The interest rate we pay on our deposits generally moves with short term rates and the interest yield on our loans generally moves with long-term rates. Because the flat yield curve reduces the spread between long-term and short-term rates the market increase in short-term rates and the increase in our cost of funds was not matched with an increase in our new loan rates, a major factor in the decline in our net interest margin. We believe that the yield curve will become steeper in the future, although there can be no assurances that this will occur. Until this happens, we may not be able to grow the size of our earning assets at the same rate we have experienced over the past four years and our net interest margin may decline or remain below historic levels.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2005 and 2004.

	For the Three Months Ended September 30,
	2005			2004
	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)

	(Dollars in thousands)

Assets

Loans (2) (3)	$492,753	$6,150	4.99%	$355,965	$4,472	5.03%
Federal funds sold	4,027	35	3.48%	13,259	43	1.30%
Interest-bearing deposits in other
financial institutions	13,480	134	3.98%	10,206	95	3.72%
Investment securities (3) (4)	91,355	783	3.43%	21,507	160	2.98%
Stock of FHLB, at cost	8,287	89	4.30%	4,890	56	4.58%
Total interest-earning assets	609,902	7,191	4.72%	405,827	4,826	4.76%
Noninterest-earning assets	9,545			8,821
Total assets	$619,447			$414,648

Liabilities and Stockholders' Equity:

Interest-bearing demand and savings	$99,459	$509	2.05%	$121,527	$559	1.84%
Time deposits	273,004	2,696	3.95%	155,662	1,292	3.32%
Advances from the FHLB	162,500	1,438	3.54%	99,961	867	3.47%
Other borrowings	5,155	81	6.29%	1,343	20	5.96%
Total interest-bearing liabilities	540,118	4,724	3.50%	378,493	2,738	2.89%
Noninterest-bearing demand deposits	7,851			2,883
Other interest-free liabilities	2,456			1,083
Stockholders' equity	69,022			32,189
Total liabilities and stockholders' equity	$619,447			$414,648

Net interest income		$2,467			$2,088
Net interest spread (5)			1.22%			1.87%
Net interest margin (6)			1.62%			2.06%

__________
(1)	Annualized
(2)	Loans include loans held for sale, allowance for loan losses, loan premiums and unearned fees.
(3)	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.
(4)	All investments are taxable.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income

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

	For the Three Months Ended September 30,
	2005 vs. 2004
	Increase (decrease) due to

	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
	(In Thousands)

Increase / (decrease) in interest income:

Loans	$1,718	$(29)	$(11)	$1,678
Federal funds sold	(30)	72	(50)	(8)
Interest-bearing deposits in other financial institutions	31	6	2	39
Investment securities	520	24	79	623
Stock of FHLB, at cost	39	(3)	(3)	33
	$2,278	$70	$17	$2,365

Increase / (decrease) in interest expense:

Interest-bearing demand and savings	$(102)	$63	$(11)	$(50)
Time deposits	973	246	185	1,404
Advances from the FHLB	543	17	11	571
Other borrowings	57	1	3	61
	$1,471	$327	$188	$1,986

Provision for Loan Losses

The provision for loan losses amounted to $10,000 for the quarter ended September 30, 2005, compared to $15,000 for the quarter ended September 30, 2004. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

The following table sets forth information regarding our noninterest income for the periods shown.

	For the Three Months Ended September 30,
	2005	2004
	(In Thousands)
Prepayment penalty fee income	$170	$86
Mortgage banking fee income	161	11
Banking service fees and other income	79	72
Total non-interest income	$410	$169

Noninterest income increased 142.6 % to $410,000 during the quarter ended September 30, 2005, compared to $169,000 for the quarter ended September 30, 2004. Increases in prepay penalty income and mortgage banking income are the primary reasons for the increase in noninterest income. Higher fee income from mortgage loan prepayments is the result of more multifamily loans repaying earlier in the loan life. This increase is generally due to the increase in the size of the multifamily loan portfolio, however, there are many factors which influence borrowers, making prepayment penalty fee income somewhat unpredictable. During the quarter ended September 30, 2005, we implemented a new correspondent program which earned $105,000 from brokering multifamily loans, typically loans we are not interested in adding to our portfolio. The new correspondent program, plus an increase in single-family loan sales increased mortgage banking fee income in 2005 compared to 2004.

Noninterest Expense

The following table sets forth information regarding our noninterest expense for the periods shown.

	For the Three Months Ended September 30,
	2005	2004
	(In Thousands)
Compensation:
Salaries and benefits	$648	$608
Stock option and stock grants	90	-
Total compensation	738	608
Professional services	112	85
Occupancy and equipment	90	65
Data processing and internet	109	90
Depreciation and amortization	27	27
Other general and administrative	388	264
Total	$1,464	$1,139
Efficiency ratio (1)	50.90%	50.50%
Noninterest expense as annualized % of average assets	0.94%	1.10%

__________________
(1)    Represents noninterest expense divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation, data processing and Internet expenses, occupancy and other operating expenses, increased 28.5% to $1.5 million during the three months ended September 30, 2005, compared to $1.1 million for the same quarter in 2004.

Compensation increased 21.4% to $738,000 during the quarter ended September 30, 2005, compared to $608,000 for the same quarter last year. For the three months ended in 2005, salaries and employee benefits increased 6.6% to $648,000 compared with $608,000 for the period ended September 30, 2004. Effective July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and starting the quarter ended September 30, 2005 we included $90,000 in stock-based employee compensation as an expense in our income statement. The 6.6% rise in salaries and employee benefits is primarily due to salary increases and a staff addition.

Professional services which includes accounting and legal fees, increased $27,000 for quarter ended September 30, 2005, respectively, as compared to prior year. The increases in professional services were primarily due to increased compliance cost associated with public company filings, audits and other routine work, not required in 2004, before we were a public entity.

Occupancy and equipment expense increased in 2005 compared to 2004 due to the relocation of the corporate office in June 2005 to a larger office with increased rent.

Other general and administrative expenses includes advertising and promotional, telephone, postage, supplies, insurance and other miscellaneous deposit and loan related expenses. Other general and administrative expenses increased $124,000 for the quarter ended September 30, 2005 compared to 2004. The primary reasons for the increases in other general and administrative expenses relate to increased levels of corporate insurance, franchise tax and, to a lesser extent, increases related to advertising and higher levels of deposit and loan customers.

Our efficiency ratio was 50.9% for the three months ended September 30, 2005, compared to 50.5% for the corresponding period in 2004. Our noninterest expense as a percent of average assets (G &A ratio) was 0.94% for the three months ended September 30, 2005, compared to 1.10% for the corresponding period in 2004. Without the new requirement to expense stock options, our efficiency would have improved to 47.8% and our G&A ratio would have improved to 0.89% compared to 2004.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2005 and 2004, were 39.70% and 40.07%, respectively. The variations in our effective tax rate have been primarily related to our investment in bank-owned life insurance (BOLI), which generates non-taxable income.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $44.9 million, or 7.4%, to $654.4 million, as of September 30, 2005, up from $609.5 million at June 30, 2005. The increase in total assets was primarily due to the purchase of mortgage-backed securities, which contributed to a net increase in mortgage-backed securities available for sale of $23.2 million. The purchase and origination of new loans contributed to the $16.6 million net increase in loans held for investment. The asset growth was funded by a net increase in deposits totalling $39.2 million and a net increase in FHLB advances of $5.0 million.

During the three months ended September 30, 2005, our asset and liability mix changed primarily two ways. First, time deposits increased to 78.6% of total deposits, up from 74.6% at June 30, 2005. We expect this trend to continue as the rise in short-term rates has increased bank competition for time deposits making time deposit rates more attractive to many consumers. Second, we increased our mortgage-backed securities portfolio to 13.1% of total assets, up from 10.3% at June 30, 2005. During the quarter we purchased $42.2 million in whole loans and purchased $33.1 million in mortgage-backed securities available for sale. Repayments of principal on mortgage-backed securities were lower than whole loan repayments causing the mortgage-backed portfolio to increase more during the quarter. We purchased adjustable rate mortgage-backed securities generally because we determined that the yield on similar whole loan pools was not high enough to justify the increased credit risk. The increased level of investment in mortgaged-backed securities may continue in the future however, many factors could change the trend including new opportunities to originate and purchase loan pools, changing repayment rates and a reverse of the flattening in the yield curve.

Loans

Net loans held for investment increased $16.6 million, or 3.4% to $503.5 million at September 30, 2005 from the $486.9 million at June 30, 2005. The growth in loans during the quarter was primarily due to purchases of single-family loans, which net of repayments, increased our single family portfolio by $15.1 million, to $77.5 million at September 30, 2005. Total loan purchases and originations for the three months ended September 30, 2005 were $42.2 million and $3.0 million, respectively. Loan repayments were $28.2 million for the three months ended September 30, 2005.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2005		June 30, 2005

	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$77,514	15.5%	$62,403	12.9%
Multifamily ( five units or more)	407,888	81.6%	406,660	84.2%
Commercial real estate and land	14,436	2.9%	14,181	2.9%
Consumer loans and other	40	0.0%	40	0.0%
Total loans held for investment	499,878	100.0%	483,284	100.0%

Allowance for loan losses	(1,425)		(1,415)
Unamortized premiums, net deferred loan fees	5,036		5,003
Net loans held for investment	$503,489		$486,872

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. There were no nonperforming assets on September 30, 2005.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2005, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans and collateral values. We did not have any nonperforming loans at September 30, 2005 or 2004. We believe that our history is limited and it is unlikely that every loan in our investment portfolio will continue to perform without exception so we provide general allowances based upon the overall volume of loans, the loan types and the estimated collateral values.

The provision for loan losses amounted to $10,000 for the quarter ended September 30, 2005, compared to $15,000 for the quarter ended September 30, 2004. General reserves are a function of our portfolio loan balance. Generally, the larger the increase in our loans held for investment the higher loan loss provisions. The fluctuations in our provision for loan losses are principally due to the size of the increase in our loan portfolio during the period.

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2005:

	Single Family	Multifamily	Commercial Real Estate and Land	Consumer	Total	Total Allowance as a Percentage of Total Loans
	(Dollars in thousands)

Balance at July 1, 2005	$143	$1,215	$57	$-	$1,415	0.29%

Provision for loan loss	5	3	2	-	10
Balance at September 30, 2005	$148	$1,218	$59	$-	$1,425	0.29%

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2005		June 30, 2005
	(Dollars in thousands)
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans

Single family	$148	10.39%	$143	10.10%
Multifamily	1,218	85.47%	1,215	85.87%
Commercial real estate and land	59	4.14%	57	4.03%
Consumer	-	0.00%	-	0.00%
Total	$1,425	100.0%	$1,415	100.0%

Investment Securities

Total mortgage-backed securities available-for-sale were $86.0 million as of September 30, 2005, compared with $62.8 million at June 30, 2005. During the quarter ended September 30, 2005, we purchased $33.1 million in mortgage-backed securities and received principal repayments of approximately $9.2 million.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of September 30, 2005:

Available-for-sale	September 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	( In thousands )
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$86,625	$69	$(691)	$86,003

	$86,625	$69	$(691)	$86,003

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of September 30, 2005:

Held-to-maturity	September 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities (FHLMC)	$4,219	$-	$(44)	$4,175

U.S. Government agency debt	3,450	-	(42)	3,408

	$7,669	$-	$(86)	$7,583

The Bank intends to hold its held to maturity securities until the amortized cost is realized. The unrealized losses are due primarily to interest rate fluctuations.

Deposits

Deposits increased a net $39.2 million, or 11%, to $400.2 million at September 30, 2005, from $361.1 million at June 30,2005. Our deposit growth was comprised of increases in time deposit accounts of $45.5 million offset by a decline in checking, savings, and money market accounts of $6.3 million. Our growth in deposits was the result of increased promotion and competitive pricing on time deposits. Our money market savings decreased as a result of less competitive rate pricing resulting in customer transfers to our higher rate time deposits or withdrawals.

The following table sets forth the number of deposit accounts by type at the date indicated:

	September 30, 2005	June 30, 2005	September 30, 2004

Checking and savings accounts	8,866	8,829	5,192
Time deposits	12,764	10,998	9,645
Total number of deposit accounts	21,630	19,827	14,837

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and , to a lesser extent, manage our liquidity position. FHLB advances increased 2.9% to $177.6 million as of September 30, 2005, representing an increase of $5.0 million from June 30, 2005. FHLB advances with terms between two and four years were used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. We also had outstanding short-term advances (less than 30 days) of $28.0 million and $23.0 million at September 30, 2005 and June 30, 2005, respectively. Typically, we use short-term advances to temporarily fund loan purchases and then repay the advances with customers’ deposits as they are received.

Stockholders’ Equity

Stockholders’ equity increased $0.4 million to $69.1 million at September 30, 2005 compared to $68.7 million at June 30, 2005. The increase was the result of our net income for the quarter of $0.9 million, partially offset by a $0.4 million unrealized loss from our available for sale securities and a $0.1 million reduction for dividends paid to convertible preferred holders.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

During the three months ended September 30, 2005, we had net cash inflows from operating activities of $674,000 compared to $939,000 for the three months ended September 30, 2004. Net cash inflows for the periods ended in 2005 and 2004 were primarily due to net income earned during the period and the timing of loan funding and loan sales in our originated for sale portfolio.

Net cash outflows from investing activities totaled $43.9 million and $52.5 million for the three months ended September 30, 2005 and 2004, respectively. Net cash outflows from investing activities decreased $8.6 million for the three months ended September 30, 2005 due to higher loan principal repayments, which reduced cash outflow by $11.5 million, offset by net changes in the mix of activities to purchase securities, and originate and purchase loans which required a net increase in cash outflow of $11.5 million. Increases in proceeds from maturing investments reduced cash outflows by $8.6 million.

Our net cash provided by financing activities totaled $44.1 million and $47.8 million for the three months ended September 30, 2005 and 2004, respectively. Net cash provided from financing activities decreased for the three months ended September 30, 2005 primarily due to $2.0 million in cash received from a draw on our revolving bank term loan in 2004. The revolving bank term loan was repaid and cancelled in March of 2005, and not available during the September 30, 2005 quarter.

As an additional source of funds, Bank of Internet USA can borrow up to 35.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. Based on the loans and securities pledged at September 30, 2005 we had total borrowing capacity of $226.5 million, of which $177.9 million was outstanding and $48.6 million was available. At September 30, 2005, we also had a $10.0 million unsecured fed funds purchase line with a major bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk.

We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. However, during the last twelve months, interest income earned on loans and interest expense paid on deposits were influenced by the flattening of the yield curve. If the yield curve continues to flatten, we may have more difficulty maintaining our deposits. We believe we can adjust the interest rates we pay on our deposits to reduce deposit outflows should they occur. We can also increase our level of borrowings to address our future liquidity needs.

Contractual Obligations and Commitments

At September 30, 2005 we had $50.0 million in commitments to purchase and originate loans. Time deposits due within one year of September 30, 2005 totaled $205.0 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term when they expect interest rates to rise. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of September 30, 2005.

		Payments Due by Period
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(in thousands)
Long-term debt obligations (1)	$204,240	$59,755	$103,714	$27,837	$12,934
Time deposits (1)	327,973	212,626	92,137	23,210	-
Operating lease obligations (2)	2,279	250	625	662	742
Total	$534,492	$272,631	$196,476	$51,709	$13,676

(1)	Amounts include principal and interest due to recipient.
(2)	Payments are for the lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The Office of Thrift Supervision requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2005 our bank met all the capital adequacy requirements to which it was subject.

At September 30, 2005, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would change the bank’s capital levels. To maintain its status as a “well capitalized” financial institution under applicable regulations and to support additional growth, we anticipate the need for additional capital.  From time to time, we may need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet capital amounts, ratios and requirements at September 30, 2005 were as follows:

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core ) capital to adjusted tangible assets	$60,928	9.31%	$26,181	4.00%	$32,726	5.00%

Tier 1 capital (to risk weighted assets)	$60,928	15.65%	N/A	N/A	23,365	6.00%

Total capital (to risk-weighted assets)	$62,353	16.01%	31,153	8.00%	38,941	10.00%

Tangible capital (to tangible assets)	$60,928	9.31%	9,818	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets mature at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at September 30, 2005:

	Term to Repricing, Repayment, or Maturity at September 30, 2005
	One Year or Less	Over One Year Through Five Years	Over Five Years and Insensitive	Total
	(Dollars in thousands)

Interest-earning assets:
Cash and cash equivalents	$24,709	$-	$-	$24,709

Interest-bearing deposits in other financial institutions	11,884	2,874		14,758
Investment securities (1)	9,176	84,496		93,672
Stock of the FHLB, at cost	8,484			8,484
Loans held for investment, net of allowance for loan loss (2)	175,913	267,862	59,714	503,489
Loans held for sale	781			781
Total interest-earning assets	230,947	355,232	59,714	645,893
Non-interest earning assets			8,569	8,569
Total assets	$230,947	$355,232	$68,283	$654,462

Interest-bearing liabilities:
Interest-bearing deposits (3)	$279,108	$114,290	$-	$393,398
Advances from the FHLB	54,500	123,091	-	177,591
Other borrowed funds	5,155			5,155
Total interest-bearing liabilities	338,763	237,381	-	576,144
Other noninterest-bearing liablilities			9,212	9,212
Stockholders' equity			69,106	69,106
Total liabilities and equity	$338,763	$237,381	$78,318	$654,462

Net interest rate sensitivity gap	$(107,816)	$117,851	$59,714	$69,749
Cumulative gap	$(107,816)	$10,035	$69,749	$69,749
Net interest rate sensitivity gap -
as a % of interest earning assets	-46.68%	33.18%	100.00%	10.80%
Cumulative gap - as a % of cumulative
Interest earning assets	-46.68%	1.71%	10.80%	10.80%

________________
(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates.
(2)	The table reflects either contractual repricing dates or maturities.
(3)	The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our regulators, the Office of Thrift Supervision. At June 30, 2005 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis point decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at June 30, 2005:

Assumed Interest Rate Change	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	($ in thousands)
Up 300 basis points	$(13,457)	(23.00)%	7.96%
Up 200 basis points	$(8,401)	(14.00)%	8.67%
Up 100 basis points	$(3,953)	(7.00)%	9.25%
Base	—	—	9.75%
Down 100 basis points	$3,425	6.00%	10.14%

The board of directors of our bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model for each 100 basis point movement. As of September 30, 2005 and June 30, 2005, the board’s established minimum was 7.5%, meaning that the net present value after a theoretical instantaneous increase or decrease in interest rates must be greater than 7.5%. The 7.96 % in the table above for a 300 basis point upward movement of interest rates exceeded the board requirement by 46 basis points.

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

ITEM 4:  CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

The Company’s size dictates that it conducts business with a minimal number of financial and administrative employees, which inherently results in a lack of documented controls and segregation of duties within the Company. Management will continue to evaluate the employees involved and the controls procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such added personnel. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented controls. The Company is working to document these controls and take other steps required to be in compliance with Section 404 of the Sarbanes -Oxley Act of 2002 within the timeframes permitted by such Act and the implementing rule and regulations.

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

ITEM 6.  EXHIBITS

Exhibit No.	Document.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: November 10, 2005	By:	/s/ Gary Lewis Evans
Chief Executive Officer
(Principal Executive Officer)