Form 10-Q
period 2005-12-31
BofI Holding, Inc.
filed 2006-02-09
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended December 31, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to ___________

Commission file number 000-51201

BofI HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0867444
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12777 High Bluff Drive, Suite 100, San Diego, CA 92130
(Address of principal executive offices and zip code)

(858) 350-6200
(Registrant’s telephone number and area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter Period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,384,812 shares of common stock as of January 31, 2006.

BofI HOLDING, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS -

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	December 31,	June 30,
ASSETS	2005	2005

Cash and due from banks	$1,404	$3,047
Money market mutual funds	-	52
Federal funds sold	14,249	20,712
Total cash and cash equivalents	15,653	23,811
Time deposits in financial institutions	14,757	12,185
Investment securities held to maturity	7,644	7,711
Stock of the Federal Home Loan Bank, at cost	9,726	8,126
Mortgage-backed securities available for sale	79,401	62,766
Loans — net of allowance for loan losses of $1,560 in December 2005, $1,415 in June 2005	545,208	486,872
Loans held for sale	-	189
Accrued interest receivable	2,901	2,355
Furniture, equipment and software — net	232	214
Deferred income tax	546	293
Bank-owned life insurance — cash surrender value	4,122	4,047
Other assets	1,302	939
TOTAL	$681,492	$609,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$2,807	$8,225
Interest bearing	396,580	352,826
Total deposits	399,387	361,051
Advances from the Federal Home Loan Bank	205,620	172,562
Junior subordinated debentures	5,155	5,155
Accrued interest payable	1,361	653
Income tax payable	-	252
Accounts payable and accrued liabilities	1,007	1,185
Total liabilities	612,530	540,858

STOCKHOLDERS’ EQUITY:
Convertible preferred stock — $10,000 stated value; 1,000,000 shares authorized; 675 shares issued and outstanding	6,637	6,637
Common stock — $.01 par value; 25,000,000 shares authorized; 8,318,406 shares issued and 8,193,906 shares outstanding (December 2005) and 8,299,823 shares issued and outstanding (June 2005)	83	83
Additional paid-in capital	57,088	56,746
Unearned restricted stock awards	(142)	-
Accumulated other comprehensive income (loss), net of tax	(392)	6
Retained earnings	6,571	5,178
Treasury stock	(883)	-
Total stockholders’ equity	68,962	68,650
TOTAL	$681,492	$609,508

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except earnings per share)
(Unaudited)

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$6,836	$4,697	$12,986	$9,169
Investments	1,192	669	2,233	1,023
Total interest and dividend income	8,028	5,366	15,219	10,192
INTEREST EXPENSE:
Deposits	3,667	2,093	6,872	3,944
Advances from the Federal Home Loan Bank	1,814	990	3,252	1,857
Other borrowings	89	84	170	104
Total interest expense	5,570	3,167	10,294	5,905
Net interest income	2,458	2,199	4,925	4,287
Provision for loan losses	135	160	145	175
Net interest income, after provision for loan losses	2,323	2,039	4,780	4,112
NON-INTEREST INCOME:
Prepayment penalty fee income	197	114	367	200
Mortgage banking income	82	33	243	44
Banking service fees and other income	76	69	155	141
Total non-interest income	355	216	765	385
NON-INTEREST EXPENSE:
Compensation:
Salaries and benefits	543	765	1,191	1,373
Stock options and stock grants	105	-	195	-
Total compensation	648	765	1,386	1,373
Professional services	130	64	242	149
Occupancy and equipment	81	63	171	128
Data processing and internet	119	91	228	181
Depreciation and amortization	22	29	49	56
Other general and administrative	421	395	809	659
Total non-interest expense	1,421	1,407	2,885	2,546
INCOME BEFORE INCOME TAXES	1,257	848	2,660	1,951
INCOME TAXES	507	334	1,064	776
NET INCOME	$750	$514	$1,596	$1,175
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$648	$412	$1,393	$972
COMPREHENSIVE INCOME	$731	$466	$1,198	$1,049
Basic earnings per share	$0.08	$0.09	$0.17	$0.21
Diluted earnings per share	$0.08	$0.08	$0.16	$0.19

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except earnings per share)
(Unaudited)

										Accumulated
								Unearned		Other
	Convertible		Common Stock				Additional	Restricted		Comprehen-
	Preferred Stock		Number of Shares				Paid in	Stock	Retained	sive Loss,	Treasury
	Shares	Amount	Issued	Treasury	Outstanding	Amount	Capital	Awards	Earnings	Net of Tax	Stock	Total
BALANCE —
July 1, 2005	675	$6,637	8,299,823	-	8,299,823	$83	$56,746	$-	$5,178	$6	$-	$68,650
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	1,596	-	-	1,596
Net unrealized loss from available for sale securities — net of income tax benefit	-	-	-	-	-	-	-	-	-	(398)	-	(398)
Total comprehensive income												1,198
Purchase of treasury stock	-	-	-	(107,000)	(107,000)	-	-	-	-	-	(883)	(883)
Exercise of commons stock options	-	-	1,083	-	1,083	-	5	-	-	-	-	5
Cash dividends on convertible preferred stock	-	-	-		-	-	-	-	(203)	-	-	(203)
Restricted stock awards	-	-	17,500	-	-	-	166	(166)	-	-	-	-
Restricted stock compensation expense	-	-	-	-	-	-	-	24	-	-	-	24
Stock option compensation expense	-	-	-	-	-	-	171	-	-	-	-	171
BALANCE — December 31, 2005	675	$6,637	8,318,406	(107,000)	8,193,906	$83	$57,088	$(142)	$6,571	$(392)	$(883)	$68,962

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months
	Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2005	2004
Net income	$1,596	$1,175
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities	146	39
Amortization of premiums and deferred loan fees	951	255
Provision for loan losses	145	175
Stock option and stock grant compensation expense	195	-
Deferred income taxes	13	(40)
Origination of loans held for sale	(17,887)	(9,795)
Gain on sales of loans held for sale	(98)	(44)
Proceeds from sale of loans held for sale	18,174	9,429
Depreciation and amortization	49	56
Loss on disposal of furniture, equipment, and software	(10)	—
Amortization of borrowing costs	58	58
Stock dividends from the Federal Home Loan Bank	(185)	(97)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(546)	(307)
Other assets	(427)	(1,152)
Accrued interest payable	708	293
Accounts payable and accrued liabilities	(430)	600
Net cash provided by operating activities	2,452	645

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(33,127)	(48,214)
Purchases of investment securities held to maturity and time deposits	(5,943)	(5,882)
Proceeds from repayment of securities available for sale	15,668	3,182
Proceeds from repayment of investment securities held to maturity and time deposits	3,452	3,269
Net increase in stock of the Federal Home Loan Bank	(1,415)	(2,112)
Origination of loans	(4,536)	(27,682)
Purchases of loans	(115,116)	(70,859)
Principal repayments on loans	60,220	35,457
Purchases of furniture, equipment and software	(57)	(29)
Net cash used in investing activities	(80,854)	(112,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	38,336	50,178
Net proceeds from overnight Federal Home Loan Bank advances	33,000	47,000
Proceeds from the issuance of junior subordinated debentures	—	5,155
Payment of debt issue costs for junior subordinated debentures	(11)	(126)
Proceeds from revolving line term loan facility	—	3,700
Proceeds from exercise of common stock options and warrants	5	239
Purchase of treasury stock	(883)	—
Cash dividends on convertible preferred stock	(203)	(203)
Net cash provided by financing activities	70,244	105,943
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,158)	(6,282)
CASH AND CASH EQUIVALENTS — Beginning of year	23,811	24,859
CASH AND CASH EQUIVALENTS — End of period	$15,653	$18,577
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$9,528	$5,554
Income taxes paid	$1,315	$912

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Dollars in thousands, except per share data)
(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financials statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2005 included in our Annual Report on Form 10-K.

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

Derivatives and Hedging Activities — Derivative contracts, such as an interest rate cap, are recorded on the balance sheet, either as an asset or a liability or as a component of the hedged item, at their fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); (2) a hedge of (a) the exposure to changes in the fair value of a recognized asset or liability or (b) an unrealized firm commitment; or (3) an instrument that is held for trading or non-hedging purposes (a “trading” or “non-hedging” instrument). Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions.

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

Stock-Based Compensation— Prior to July 1, 2005, the Company accounts for its stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income statements for periods ending June 30, 2005, or before. Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and has included the stock-based employee compensation expense in its income statement for the three months and six months ended December 31, 2005. Refer to Note 6, Stock Options, Stock Grant and Stock Purchase Plans below, for additional disclosures.

New Accounting Pronouncements— During the quarter ended December 31, 2005, the FASB issued FSP FAS 115-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. FSP FAS 115-1 clarifies that an investor in debt or equity securities should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a material impact on the Company’s financial position and results of operations.

3. INVESTMENT SECURITIES

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of December 31, 2005:

Available-for-sale	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mortgage-backed securities
(GNMA, FNMA, FHLMC)	$80,054	$115	$(768)	$79,401

	$80,054	$115	$(768)	$79,401

The following table sets forth the amortized cost and the estimated fair values of investment securities held-to-maturity as of December 31, 2005:
Held-to-maturity	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (FHLMC, FNMA)	$4,186	$1	$(58)	$4,129

U.S. Government agency debt	3,458	-	(47)	3,411

	$7,644	$1	$(105)	$7,540

The Bank intends to hold its investment securities held-to-maturity until the amortized cost is realized. The unrealized losses are due primarily to interest rate fluctuations.

4. LOANS

The following table sets forth the composition of the portfolio of loans held for investment as of the dates indicated:

	December 31, 2005		June 30, 2005

	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$80,347	14.9%	$62,403	12.9%
Multifamily ( five units or more)	445,350	82.4%	406,660	84.2%
Commercial real estate and land	14,792	2.7%	14,181	2.9%
Consumer loans and other	43	0.0%	40	0.0%
Total loans	540,532	100.0%	483,284	100.0%

Allowance for loan losses	(1,560)		(1,415)
Unamortized premiums, net of deferred loan fees	6,236		5,003
Net loans	$545,208		$486,872

In the ordinary course of business, the Bank has made loans collateralized by real property to principal officers, directors and their affiliates and employees with interest rates at 5.50%. At December 31, 2005, these loans amounted to $4,079.

5. STOCKHOLDERS’ EQUITY

Common Stock — The Company had 8,193,906 and 8,299,823 shares of common stock outstanding at December 31, 2005 and June 30, 2005, respectively. During the six months ended December 31, 2005, the Company reduced its common shares outstanding by purchasing 107,000 shares of treasury stock for $883 under the Company’s common stock buy back program approved on June 30, 2005. Also during the six months ended December 31, 2005, the Company added issued and outstanding shares totaling 1,083 from the exercise of stock options. The Company had issued 8,318,406 and 8,299,823 shares of common stock at December 31, 2005 and June 30, 2005, respectively. The Company granted 19,300 shares of common stock, subject to restrictions, in connection with the Company’s 2004 Stock Incentive Plan. Of the 19,300 shares granted, 1,800 shares were forfeited during the six months ending December 31, 2005.Of the net 17,500 shares remaining, none of the shares were vested and none were considered outstanding at December 31, 2005.

Common Stock Warrants — Warrants to purchase 59,950 shares of the Company’s common stock that were outstanding at June 30, 2005, all expired without being exercised on July 31, 2005. The Company had no outstanding warrants to purchase common stock at December 31, 2005.

Convertible Preferred Stock — Subsequent to December 31, 2005, holders of 150 shares ($1,500,000 face value) of the Company’s Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009 elected to convert to 142,800 shares of the Company’s common stock at a price of approximately $10.50 per share.

6. STOCK OPTIONS, STOCK GRANT AND STOCK PURCHASE PLANS

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the three month and six month periods ended December 31, 2005. Prior periods have not been restated.

Share Based Payment Arrangements— At December 31, 2005, the Company has three share-based payment plans for employees, which are described below. Amounts recognized in the financial statements with respect to these plans are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Amounts charged against income, before tax benefit	$105	$-	$195	$-

Amount of related income tax benefit recognized in income	$41	$-	$78	$-

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

Prior to March 15, 2005, when the Company’s common stock began trading publicly, the Company’s stock options were valued without consideration of a volatility factor. All of the options granted under the 1999 Plan were granted prior to March 15, 2005. The weighted-average fair value at grant date for options granted during the six months ended December 31, 2004 and the years ended June 30, 2005, 2004 and 2003 were $2.37, $2.37, $2.52,and $1.83 per share, respectively.

The following assumptions were used to determined the weighted-average grant-date fair values of options granted:

	Six Months Ended December 31,	Year Ended June 30
	2004	2005	2004	2003

Risk-free interest rates	3.9%	3.9%	4.2%	4.3%
Dividends	-	-	-	-
Volatility	0.0%	0.0%	0.0%	0.0%
Weighted-average expected life	7 years	7 years	7 years	7 years

A summary of share option activity under this plan for the six months ended December 31, 2005 and for three years prior is presented below:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share

Outstanding—June 30, 2002	620,030	$5.23
Granted	1,750	$11.00
Forfeited/canceled	(3,322)	$6.98

Outstanding—June 30, 2003	618,458	$5.24
Granted	132,036	$10.00
Exercised	(23,423)	$4.74
Forfeited/canceled	(6,554)	$8.22

Outstanding—June 30, 2004	720,517	$6.10
Granted	2,000	$10.00
Forfeited/canceled	(500)	$10.00

Outstanding—June 30, 2005	722,017	$6.11
Forfeited/canceled	(5,935)	$9.90
Exercised	(1,083)	$4.19

Outstanding—December 31, 2005	714,999	$6.08

Options exercisable—June 30, 2003	444,642	$4.71

Options exercisable—June 30, 2004	499,705	$4.94

Options exercisable—June 30, 2005	593,042	$5.34

Options exercisable—December 31, 2005	619,170	$5.49

Options Outstanding at December 31, 2005				Options Exercisable
		Weighted-
		Average			Weighted-
		Remaining			Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 4.19	482,764	4.1	$ 4.19	480,533	$ 4.19
10.00	230,735	7.4	10.00	137,587	10.00
11.00	1,500	6.5	11.00	1,050	11.00

	714,999	5.2	$ 6.08	619,170	$ 5.49

The aggregate intrinsic value of options outstanding and options exercisable under the 1999 Plan at December 31, 2005 were $1,839 and $1,831, respectively. The Company recorded stock option compensation expense related to the 1999 Plan of $36 and $74 for the three months and the six months ended December 31, 2005, respectively.

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

	Three Months Ended December 31,	Six Months Ended December 31,
	2005	2005

Risk-free interest rates	4.34% to 4.46%	4.10% to 4.46%
Dividends	0%	0%
Volatility	35.32% to 35.41%	35.14% to 35.41%
Weighted-average expected life	6.0 to 6.25 years	6.0 to 6.25 years

The weighted-average fair value was $3.55 and $3.95 per share for options granted under the 2004 Plan during the three and six months ended December 31, 2005. A forfeiture rate of 1.50% was estimated based upon past experience. A summary of share option activity under the 2004 Plan for the six months ended December 31, 2005 is presented below:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share

Outstanding— June 30, 2005	-
Granted	247,900	$9.32
Forfeited / Cancelled	(6,900)	$9.50
Outstanding—December 31, 2005	241,000	$9.31
Options exercisable—December 31, 2005	-

Aggregate intrinsic value- December 31, 2005	$-

Range of		Remaining	Average
Exercise	Number	Contractual	Exercise	Number
Prices	Outstanding	Life (Years)	Price	Exercisable

$ 8.10	20,000	9.9	$ 8.10	-
$ 8.50	15,000	9.9	$ 8.50	-
$ 9.20	7,500	9.6	$ 9.20	-
$ 9.50	198,500	9.6	$ 9.50	-

	241,000	9.6	9.31

For the three months and the six months ended December 31, 2005, stock option compensation expense of $56 and $97 was recognized in connection with the 2004 Plan. At December 31, 2005, compensation expense related to non vested stock option grants aggregated to $841 and is expected to be recognized as follows:

Compensation
Expense

Remainder of fiscal 2006	$126
For the fiscal year ended June 30,:
2007	254
2008	254
2009	189
2010	18
Total	$841

Restricted Stock Grants—In July 2005, the Company’s Board of Directors approved the first restricted stock grants under the 2004 Plan. Restricted stock totaling 19,300 shares were granted to directors and an employee on July 25, 2005 when the closing market price was $9.50. At December 31, 2005, 17,500 of the restricted stock grants remain as 1,800 shares were forfeited by a former director. The restricted stock vests one-third on each one-year anniversary of the grant date and no shares were vested at December 31, 2005. Compensation expense was $13 and $24 for the three months and six months ended December 31, 2005, respectively, based upon grantee service period. The remaining compensation cost of $142 will be recognized during the fiscal years ended June 30, 2006, 2007, 2008 and 2009.

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

Period of Adoption Disclosures— Under the 1999 Stock Option Plan, the Company had share-based payment arrangements with employees accounted for under the intrinsic value method. The following presents information as if the fair value method had applied to all awards:

	Three Months Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2004	2004	2005	2004	2003

Net income attributable to common stock, as reported	$412	$972	$2,464	$2,035	$1,730
Deduct:
Total stock-based employee compensation expense determined under fair-value-based method for all awards — net of related tax effect	(23)	(45)	(91)	(107)	(112)

Pro forma net income	$389	$927	$2,373	$1,928	$1,618

Earnings per share
Basic—as reported	$0.09	$0.21	$0.43	$0.45	$0.39
Basic—pro forma	$0.09	$0.20	$0.42	$0.43	$0.36

Diluted—as reported	$0.08	$0.19	$0.40	$0.39	$0.34
Diluted—pro forma	$0.08	$0.18	$0.38	$0.37	$0.32

7. EARNINGS PER SHARE

Information used to calculate earnings per share was as follows:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004

Net income	$750	$514	$1,596	$1,175
Dividends on preferred stock	102	102	203	203
Net income attributable to common	$648	$412	$1,393	$972

Weighted-average shares:
Basic weighted-average number of common shares outstanding and average common shares earned on restricted stock awards	8,262,759	4,546,374	8,281,453	4,527,519
Dilutive effect of stock options	193,138	221,901	200,848	221,901
Dilutive effect of warrants	-	412,489	-	423,444
Dilutive weighted-average number of common shares outstanding	8,455,897	5,180,764	8,482,301	5,172,864

Net income per common share:
Basic	$0.08	$0.09	$0.17	$0.21
Diluted	$0.08	$0.08	$0.16	$0.19

Options and stock grants of 778,514 and 500,116 shares for the three months ended December 31, 2005 and 2004, respectively, were not included in determining diluted earnings per share, as they were antidilutive. For the six months ended December 31, 2005 and 2004, options and grants of 771,566 and 500,116 shares, respectively, were antidilutive and were not included in determining diluted earnings per share.

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

Credit-Related Financial Instruments— The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 2005, the Company had $1,814 commitments to fund loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K and the accompanying interim unaudited condensed consolidated financial statements and notes thereto.

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intends,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Risk Factors” in our Prospectus dated March 14, 2005, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2005, both of which have been filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.

General

Our company, BofI Holding, Inc., is the holding company for Bank of Internet USA, a consumer-focused, nationwide savings bank operating primarily over the Internet. We offer loans and deposits in all 50 states to our customers directly through our websites, including www.BankofInternet.com, www.BofI.com, www.SeniorBofI.com and www.Apartmentbank.com. We are a unitary savings and loan holding company and, along with Bank of Internet USA, are subject to primary federal regulation by the Office of Thrift Supervision.

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

Selected Financial Data

     The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share data)

	December 31,	June 30,	December 31,
	2005	2005	2004
Selected Balance Sheet Data:
Total assets	$681,492	$609,508	$513,108
Loans - net of allowance for loan losses	545,208	486,872	417,915
Loans held for sale	-	189	845
Allowance for loan losses	1,560	1,415	1,220
Mortgage-backed securities available for sale	79,401	62,766	44,825
Investment securities held to maturity	7,644	7,711	8,216
Total deposits	399,387	361,051	320,019
Advances from the FHLB	205,620	172,562	148,504
Note payable	-	-	5,000
Junior subordinated debentures	5,155	5,155	5,155
Total stockholders’ equity	68,962	68,650	32,844

	At or For the Three Months		At or For the Six Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
Selected Income Statement Data:
Interest and dividend income	$8,028	$5,366	$15,219	$10,192
Interest expense	5,570	3,167	10,294	5,905
Net interest income	2,458	2,199	4,925	4,287
Provision for loan losses	135	160	145	175
Net interest income after provision for loan losses	2,323	2,039	4,780	4,112
Noninterest income	355	216	765	385
Noninterest expense	1,421	1,407	2,885	2,546
Income before income tax expense	1,257	848	2,660	1,951
Income tax expense	507	334	1,064	776
Net income	$750	$514	$1,596	$1,175
Net income attributable to common stock	$648	$412	$1,393	$972
Per Share Data:
Net income:
Basic	$0.08	$0.09	$0.17	$0.21
Diluted	$0.08	$0.08	$0.16	$0.19
Book value per common share	$7.61	$5.74	$7.61	$5.74
Tangible book value per common share	$7.61	$5.74	$7.61	$5.74
Weighted average number of common shares outstanding:
Basic	8,262,759	4,546,374	8,281,453	4,527,519
Diluted	8,455,897	5,180,764	8,482,301	5,172,864
Common shares outstanding at end of period	8,193,906	4,563,399	8,193,906	4,563,399
Common shares issued at end of period	8,318,406	4,563,399	8,318,406	4,563,399

BofI HOLDING,INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share data)

	At or For the Three Months		At or For the Six Months
	Ended December 31,		Ended December 31,

	2005	2004	2005	2004
Performance Ratios and Other Data:
Loan originations	$1,497	$16,353	$4,536	$27,682
Loan originations for sale	7,165	7,281	17,887	9,795
Loan purchases	72,871	65,523	115,116	70,859
Return on average assets	0.45%	0.44%	0.50%	0.53%
Return on average common stockholders’ equity	4.14%	6.30%	4.46%	7.52%
Interest rate spread(1)	1.11%	1.72%	1.16%	1.78%
Net interest margin(2)	1.49%	1.91%	1.55%	1.98%
Efficiency ratio(3)	50.5%	58.3%	50.7%	54.5%
Capital Ratios:
Equity to assets at end of period	10.12%	6.40%	10.12%	6.40%
Tier 1 leverage (core) capital to adjusted tangible assets(4)	9.07%	7.45%	9.07%	7.45%
Tier 1 risk-based capital ratio(4)	14.46%	11.44%	14.46%	11.44%
Total risk-based capital ratio(4)	14.82%	11.80%	14.82%	11.80%
Tangible capital to tangible	9.07%	7.45%	9.07%	7.45%
assets(4)
Asset Quality Ratios:
Net charge-offs to average loans outstanding(5)	—	—	—	—
Nonperforming loans to total loans(5)	—	—	—	—
Allowance for loan losses to total loans held for investment at end of period	0.29%	0.29%	0.29%	0.29%
Allowance for loan losses to nonperforming loans(5)	—	—	—	—
____________

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.

(4)	Reflects regulatory capital ratios of Bank of Internet USA only.

(5)	At December 31, 2005 and 2004, we had no nonperforming loans, no foreclosures and no specific loan loss allowances.

OVERVIEW

During the quarter ended December 31, 2005, we earned $750,000, or $0.08 per diluted share compared to $514,000, or $0.08 per diluted share for the three months ended December 31, 2004. Our quarterly net income increased 45.9% and our earnings per share were unchanged in the 2005 quarter compared to 2004. Diluted earnings per share did not increase due to an increase of 3,052,174 shares, or a 36.7% increase in the number of shares outstanding from our initial public offering in March 2005, which added $31.3 million in capital for future growth. Other key comparisons between our operating results for the quarter ended December 2005 compared to December 2004 are:

º	net interest income increased $259,000 in 2005 due to a 43.2% increase in average interest earning assets, partially offset by a 42 basis point decrease in our net interest margin;

º	non interest income increased $139,000 due to higher mortgage loan prepayment penalty income and higher mortgage banking fee income;

º
non-interest expense for the 2005 quarter included an additional $105,000 in compensation expense for stock options and stock grants, primarily due to a recent change in the stock option accounting rules;

º	our efficiency ratio was 50.5% in the 2005 quarter compared to 58.3% for 2004;

º	our annualized return on average equity was 4.14 % for 2005, down from 6.30% for 2004, primarily due to the additional capital received in March 2005 from our initial public offering.

For the six months ended December 31, 2005, net income increased $0.4 million to $1.6 million or $0.16 per diluted share, compared to $1.2 million, or $0.19 per diluted share for the six months ended December 31, 2004. The 35.8% increase in net income was primarily the result of a 46.5% increase in average interest earning assets, partially offset by a 43 basis point decrease in our net interest margin, which increased net interest income $638,000. Our annualized return on average equity was 4.46 % for the six months ended December 31, 2005, down from 7.52% for 2004. The declines in the diluted earnings per share and the annualized return on equity were the result of the 3,052,174 additional shares outstanding as a result of our initial public offering in March 2005.

Our earnings rely on our net interest income and during the last 18 months our net interest income has been negatively impacted by the flattening yield curve. Our net interest margin declined to 1.49% and to 1.55% for the three months and the six months ended December 31, 2005 from 1.91% and 1.98% for the three months and the six months ended December 31, 2004. The flattening yield curve has caused our deposit rates and interest expense to increase without a proportional increase in our interest earned on our loan originations and purchases. Until the trends toward a flattening or inverting yield curve reverse, our net interest margin will continue to decrease and our ability to grow the assets and the liabilities of the Bank could be adversely affected.

RESULTS OF OPERATIONS - Comparison of Three Months and Six Months Ended December 31, 2005 and 2004

Net income for the three months ended December 31, 2005 increased $236,000 to $750,000 or $0.08 per diluted share, compared to $514,000, or $0.08 per diluted share for the three months ended December 31, 2004. Net income before income tax for the three months ended December 31, 2005 increase by approximately $400,000 to $1.3 million compared to $0.9 million for the three months ended December 31, 2004. The increase resulted primarily from a $259,000 increase in net interest income and a $139,000 increase in non-interest income.

Net income for the six months ended December 31, 2005 increased $0.4 million to $1.6 million or $0.16 per diluted share, compared to $1.2 million, or $0.19 per diluted share for the six months ended December 31, 2004. Net income before income tax for the six months ended December 31, 2005 increase by $0.7 million to $2.7 million compared to $2.0 million for the six months ended December 31, 2004. The increase resulted primarily from a $638,000 increase in net interest income and a $380,000 increase in non-interest income, partially offset by an increase in non-interest expense of $339,000.

Net Interest Income

Net interest income for the quarter ended December 31, 2005 totaled $2.5 million, a 13.6% increase over net interest income of $2.2 million for the quarter ended December 31, 2004. Net interest income for the six months ended December 31, 2005 increased 14.0% to $4.9 million, up from $4.3 million for the six months ended December 31, 2004.

Total interest and dividend income during the quarter ended December 31, 2005 increased 48.1% to $8.0 million, compared with $5.4 million during the quarter ended December 31, 2004. For the six months, total interest and dividend income increased 49.0% to $15.2 million, compared with $10.2 million for the six months ended December 31, 2004. The increases in interest and dividend income for the quarter and for the six months are attributable to growth in average earning assets, primarily average loans held for investment and average investment securities (primarily mortgage-back securities). Comparing average balances for the quarters, December 2005 compared to 2004, loans held for investment and investment securities grew 43.1% and 66.4%, respectively. Comparing average balances for the six months ended December 31, 2005 to 2004, loans held for investment and investment securities grew 40.8% and 139.4%, respectively. Higher rates on new loans and rate adjustments in the loan portfolio caused the loan portfolio yield for the 2005 quarter to increase 9 basis points and to increase 3 basis points for the six months of 2005 compared with the same period in 2004, contributing to the increase in interest income. The net growth in average earning assets for the three month and six month periods was funded largely by increases in time deposits and advances from the FHLB, which account for the majority of the increases in interest expense. Total interest expense during the quarter ended December 31, 2005 increased 75% to $5.6 million, compared with $3.2 million during the quarter ended December 31, 2004. For the six months, interest expense increased 74.3% to $10.3 million, compared with $5.9 million for the six months ended December 31, 2004. Comparing average balances for the quarter ended December 2005 to 2004, time deposits and advances from the FHLB grew 66.6% and 66.1%, respectively. Comparing average balances for the six months ended December 31, 2005 to 2004, time deposits and advances from the FHLB grew 75.8% and 64.5%, respectively. Higher rates paid on new time deposits caused the time deposit rate for the 2005 quarter to increase 65 basis points and to increase 53 basis points for the six months of 2005 compared with same period in 2004. Similarly, higher rates paid on new FHLB advances caused the rate for the 2005 quarter to increase 35 basis points and to increase 23 basis points for the six months of 2005 compared with same period in 2004. The combined rate and rate / volume variance (primarily from increases in time deposits and FHLB advance rates) accounted for 37.3% and 30.7% of the total increase in interest expense for the quarter and for the six month comparisons, respectively.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 42 basis points to 1.49% for the quarter ended December 31, 2005, compared with 1.91% for the quarter ended December 31, 2004. Similarly, the net interest margin decreased by 43 basis points to 1.55% for the six months ended December 31, 2005, compared with 1.98% for the six months ended December 31, 2004. The net interest margin declined for the quarter and for the six months as a result of the flattening of the yield curve and the addition of lower-rate mortgage-backed securities. During the first quarter of fiscal 2005, we increased our investment in mortgage-backed securities, because we believed they offered better relative credit risk compared to the pricing levels of mortgage whole loans. The mortgage-backed securities we purchased provide a guarantee from a government sponsored entity like FNMA, while single-family whole loan originations and purchases do not have a credit guarantee. Generally, the credit risk premiums on mortgage whole loans (the difference between the interest rate earned on a whole loan and the rate earned on a long-term U.S. Treasury) have decreased due to the strong housing market and the lower mortgage default levels over the last few years. As result, high quality mortgage loan rates remain relatively low, contributing to our decrease in net interest margin.

Our net interest margin has also been negatively influenced by the flattening of the yield curve. The interest rates we pay on our deposits generally move with short term rates and the interest yield on our loans generally moves with long-term rates. Increases in the Fed Funds rates over the past 18 months have caused short-term rates to rise, without corresponding increases in long-term rates causing the yield curve to flatten. Our cost of funds (primarily deposit interest) for the quarter and for the six-month period ended December 31, 2005, increased 82 basis points and 71 basis points, respectively. Our yield on earning assets (primarily loan interest) for the quarter and for the six-month period ended December 31, 2005, increased only 21basis points and 9 basis points, respectively. We believe that the yield curve will become steeper and credit risk premiums will increase in the future, although there can be no assurances that this will occur. Until this happens, we may not be able to grow the size of our earning assets at the same rate we have experienced over the past four years and our net interest margin may continue to decline and remain below historic levels.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2005 and 2004:

	For the Three Months Ended December 31,
	2005			2004
	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)

	(Dollars in thousands)
Assets

Loans (2) (3)	$538,307	$6,836	5.08%	$376,175	$4,697	4.99%
Federal funds sold	6,026	61	4.05%	14,905	70	1.88%
Interest-bearing deposits in other
financial institutions	15,167	161	4.25%	9,284	31	1.34%
Investment securities (3) (4)	90,946	854	3.76%	54,655	516	3.78%
Stock of FHLB, at cost	9,616	116	4.83%	5,934	52	3.51%
Total interest-earning assets	660,062	8,028	4.87%	460,953	5,366	4.66%
Noninterest-earning assets	9,197			7,797
Total assets	$669,259			$468,750

Liabilities and Stockholders' Equity:

Interest-bearing demand and savings	$73,500	$517	2.81%	$116,217	$518	1.78%
Time deposits	322,991	3,150	3.90%	193,864	1,575	3.25%
Advances from the FHLB	191,258	1,814	3.79%	115,141	990	3.44%
Other borrowings	5,155	89	6.91%	5,637	84	5.96%
Total interest-bearing liabilities	592,904	5,570	3.76%	430,859	3,167	2.94%
Noninterest-bearing demand deposits	4,541			3,827
Other interest-free liabilities	2,502			1,269
Stockholders' equity	69,312			32,795
Total liabilities and stockholders' equity	$669,259			$468,750

Net interest income		$2,458			$2,199
Net interest spread (5)			1.11%			1.72%
Net interest margin (6)			1.49%			1.91%

__________

(1)	Annualized
(2)	Loans include loans held for sale, allowance for loan losses, loan premiums and unearned fees.
(3)
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. The rate earned on loans does not include loan prepayment penalty income, which is classified as non-interest income.

(4)	All investments are taxable.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2005 and 2004.

	For the Six Months Ended December 31,
	2005			2004
	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)

			(Dollars in thousands)
Assets

Loans (2) (3)	$515,530	$12,986	5.04%	$366,070	$9,169	5.01%
Federal funds sold	5,027	96	3.82%	14,082	113	1.60%
Interest-bearing deposits in other
financial institutions	14,316	295	4.12%	9,745	126	2.59%
Investment securities (3) (4)	91,150	1,638	3.59%	38,081	676	3.55%
Stock of FHLB, at cost	8,952	204	4.56%	5,412	108	3.99%
Total interest-earning assets	634,975	15,219	4.79%	433,390	10,192	4.70%
Noninterest-earning assets	9,377			8,309
Total assets	$644,352			$441,699

Liabilities and Stockholders' Equity:

Interest-bearing demand and savings	$77,321	$1,025	2.65%	$118,872	$1,077	1.81%
Time deposits	307,156	5,847	3.81%	174,763	2,867	3.28%
Advances from the FHLB	176,879	3,252	3.68%	107,551	1,857	3.45%
Other borrowings	5,155	170	6.60%	3,490	104	5.96%
Total interest-bearing liabilities	566,511	10,294	3.63%	404,676	5,905	2.92%
Noninterest-bearing demand deposits	6,196			3,355
Other interest-free liabilities	2,478			1,176
Stockholders' equity	69,167			32,492
Total liabilities and stockholders' equity	$644,352			$441,699

Net interest income		$4,925			$4,287
Net interest spread (5)			1.16%			1.78%
Net interest margin (6)			1.55%			1.98%
__________

(1)	Annualized
(2)	Loans include loans held for sale, allowance for loan losses, loan premiums and unearned fees.
(3)
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. The rate earned on loans does not include loan prepayment penalty income, which is classified as non-interest income.

(4)	All investments are taxable.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income

Changes in net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities. The following table presents information regarding changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning asset and interest-bearing liability is segmented into the change attributable to changes in volume (changes in volume multiplied by prior rate), the change attributable to variations in interest rates (changes in rates multiplied by old volume) and the change attributable to changes in rate/volume (change in rate multiplied by the change in volume):

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
		2005 vs. 2004				2005 vs. 2004

	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate / Volume	Total net Increase (Decrease)	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
	(In Thousands)
Increase / (decrease) in interest income:

Loans	$2,024	$80	$35	$2,139	$3,744	$51	$22	$3,817
Federal funds sold	(42)	81	(48)	(9)	(72)	156	(101)	(17)
Interest-bearing deposits in other financial institutions	20	68	42	130	59	75	35	169
Investment securities	343	(3)	(2)	338	942	8	12	962
Stock of FHLB, at cost	32	20	12	64	71	15	10	96
	$2,377	$246	$39	$2,662	$4,744	$305	$(22)	$5,027

Increase / (decrease) in interest expense:

Interest-bearing demand and savings	$(191)	$300	$(110)	$(1)	$(376)	$500	$(176)	$(52)
Time deposits	1,050	315	210	1,575	2,171	461	348	2,980
Advances from the FHLB	654	103	67	824	1,196	122	77	1,395
Other borrowings	(7)	13	(1)	5	50	11	5	66
	$1,506	$731	$166	$2,403	$3,041	$1,094	$254	$4,389

Provision for Loan Losses

The provision for loan losses amounted to $135,000 for the quarter ended December 31, 2005, compared to $160,000 for the quarter ended December 31, 2004. For the six months ended December 31, 2005, loan loss provisions amounted to $145,000, compared to $175,000 for the six months ended December 31, 2005. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In Thousands)
Prepayment penalty fee income	$197	$114	$367	$200
Mortgage banking fee income	82	33	243	44
Banking service fees and other income	76	69	155	141
Total non-interest income	$355	$216	$765	$385

Non-interest income for the quarter ended December 31, 2005 increased $139,000, or 64% to $355,000 compared to $216,000 for the quarter ended December 31, 2004. For the six months ended December 31, 2005, non-interest income increased 98.7% to $765,000 compared to $385,000 for the period in 2004. Increases in prepayment penalty fee income and mortgage banking income are the primary reasons for the increase in non-interest income. Higher fee income from mortgage loan prepayments is the result of more multifamily loans repaying earlier in the loan life. This increase is generally due to the increase in the size of the multifamily loan portfolio, however, there are many factors influencing borrowers’ to payoff loans early, making prepayment penalty fee income somewhat unpredictable. During the first quarter of this fiscal year, we implemented a new correspondent program, which added $40,000 in fee income for the quarter and $145,000 in fee income for the six months ended December 31, 2005. This new correspondent program, plus an increase in single-family loan sales increased mortgage banking fee income in 2005 compared to 2004.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In Thousands)
Compensation:
Salaries and benefits	$543	$765	$1,191	$1,373
Stock option and stock grants	105	-	195	-
Total compensation	648	765	1,386	1,373
Professional services	130	64	242	149
Occupancy and equipment	81	63	171	128
Data processing and internet	119	91	228	181
Depreciation and amortization	22	29	49	56
Other general and administrative	421	395	809	659
Total	$1,421	$1,407	$2,885	$2,546
Efficiency ratio (1)	50.50%	58.30%	50.70%	54.50%
Noninterest expense as annualized % of average assets	0.85%	1.20%	0.90%	1.15%
__________________
(1)          Represents non-interest expense divided by the aggregate of net interest income before provision for loan losses and non-interest income.

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $1.4 million for the three months ended December 31, 2005 and $1.4 million for the three months ended December 31, 2004. Non-interest expense increased 13.3% to $2.9 million for the six months ended 2005 compared to $2.5 million for the six months ended 2004.

Compensation decreased $117,000 to $648,000 for the quarter ended December 31, 2005, compared to $765,000 for the same quarter last year. For the six months ended in 2005, compensation expense was $1.4 million both in 2005 and 2004. Salaries and benefits included $200,000 and $280,000 of one-time bonus accruals for executives for the three months and the six months ended December 31, 2004, respectively. Without the one-time bonus amounts in 2004, salaries and employee benefits for the six months ended December 31, 2005, would have increased approximately 9.0% for salary increases and staff additions. Effective July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and beginning the first quarter of this fiscal year we included stock-based employee compensation expense of $105,000 and $195,000 in our income statements for the quarter and the six months ended December 31, 2005, respectively.

Professional services which includes accounting and legal fees, increased $66,000 and $93,000 for quarter and the six months ended December 31, 2005, respectively. The increases in professional services were primarily due to increased compliance costs associated with public company filings, audits and other routine work, not required in 2004, before we were a public entity.

Occupancy and equipment expense increased in 2005 compared to 2004 due to the relocation of the corporate office in June 2005 to a larger office with increased rent.

Other general and administrative expenses include advertising and promotion, telephone, postage, supplies, insurance and other miscellaneous deposit and loan related expenses. Other general and administrative expenses increased $26,000 for the quarter ended December 31, 2005 compared to 2004. In December 2004, we recorded a one-time charge of $59,000 for unrecoverable costs associated with the termination of an agreement associated with our initial public offering. Without that charge, other general and administrative charges would have increased $85,000 and $209,000 for the quarter and for the six-months ended in 2005 compared to 2004. The primary reasons for these increases in other general and administrative expenses relate to increased levels of corporate insurance, franchise tax and, to a lesser extent, increases related to advertising and higher levels of deposit and loan customers.

Our efficiency ratio was 50.5% for the three months ended December 31, 2005, compared to 58.3% for the corresponding period in 2004. Our non-interest expense as a percent of average assets (G &A ratio) was 0.85% for the three months ended December 31, 2005, compared to 1.20% for the corresponding period in 2004. Without the new requirement to expense stock options, our efficiency ratios would have improved to 46.8% and 48.1% for the three months and the six months ended December 31, 2005 and our G&A ratios would have improved to 0.80% and 0.85% for the three months and the six months ended December 31, 2005, when compared to 2004 ratios.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2005 and 2004, were 40.33% and 39.39%, respectively. Our effective income tax rates for the six months ended December 31, 2005 and 2004, were 40.00% and 39.77%, respectively. The variations in our effective tax rate have been primarily related to our investment in bank-owned life insurance (BOLI), which generates non-taxable income.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $72.0 million, or 11.8%, to $681.5 million, as of December 31, 2005, up from $609.5 million at June 30, 2005. The increase in total assets was primarily due to the purchase and origination of new loans, which contributed to the $58.3 million net increase in loans held for investment. The purchase of mortgage-backed securities contributed to a net increase in mortgage-backed securities available for sale of $16.6 million. The asset growth was funded by a net increase in deposits totalling $38.3 million and a net increase in FHLB advances of $33.0 million.

During the six months ended December 31, 2005, our asset and liability mix changed primarily two ways. First, time deposits increased to 81.6% of total deposits, up from 74.6% at June 30, 2005. We expect this trend to continue as the rise in short-term rates has increased bank competition for time deposits making time deposit rates more attractive to many consumers. Second, we increased our mortgage-backed securities portfolio to 12.2% of total assets, up from 11.0% at June 30, 2005. During the six months we purchased $115.1 million in whole loans and $33.1 million in mortgage-backed securities. Our decision to invest in either whole loans or mortgage-backed securities depends on a number of factors which often change from day to day including the number of opportunities to originate and purchase loan pools, the credit risk of certain loan pools compared to mortgage-backed securities, changing mortgage repayment rates and the flattening in the yield curve. Furthermore, until the trends toward a flattening or inverting yield curve reverse, our ability to obtain loans and mortgage-backed securities that meet our yield requirements will be adversely affected.

Loans

Net loans held for investment increased $58.3 million, or 12.0% to $545.2 million at December 31, 2005 from $486.9 million at June 30, 2005. The growth in loans during the six months was primarily due to purchases of single-family and multifamily loans, which, net of repayments, increased our single family portfolio by $17.9 million and our multifamily portfolio by $38.7 million at December 31, 2005. Total loan purchases and originations for the six months ended December 31, 2005 were $115.1 million and $4.5 million, respectively. Loan repayments were $60.2 million for the six months ended December 31, 2005.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2005		June 30, 2005

	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$80,347	14.9%	$62,403	12.9%
Multifamily ( five units or more)	445,350	82.4%	406,660	84.1%
Commercial real estate and land	14,792	2.7%	14,181	2.9%
Consumer loans and other	43	0.0%	40	0.0%
Total loans	540,532	100.0%	483,284	100.0%

Allowance for loan losses	(1,560)		(1,415)
Unamortized premiums, net of deferred loan fees	6,236		5,003
Net loans	$545,208		$486,872

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. There were no nonperforming assets on December 31, 2005.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2005, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans and collateral values. We did not have any nonperforming loans at December 31, 2005 or 2004. We believe that our history is limited and it is unlikely that every loan in our investment portfolio will continue to perform without exception so we provide general allowances based upon the overall volume of loans, the loan types and the estimated collateral values.

The provision for loan losses amounted to $135,000 for the quarter ended December 31, 2005, compared to $160,000 for the quarter ended December 31, 2004. For the six months ended December 31, 2005, the provision for loan losses amounted to $145,000 compared to $175,000 for the six months ended December 31, 2004. General reserves are a function of our portfolio loan balance. Generally, the larger the increase in our loans held for investment the higher loan loss provisions. The loss provisions for the 2004 periods were higher than those in the 2005 periods because the net loan portfolio balances increased more in 2004.

The following table summarizes activity in the allowance for loan losses for the three months ended December 31, 2005:

	Single Family	Multifamily	Commercial Real Estate and Land	Consumer	Total	Total Allowance as a Percentage of Total Loans
			(Dollars in thousands)

Balance at July 1, 2005	$143	$1,215	$57	$-	$1,415	0.29%

Provision for loan loss	13	131	1	-	145
Balance at December 31, 2005	$156	$1,346	$58	$-	$1,560	0.29%

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2005		June 30, 2005
	(Dollars in thousands)
		Loan		Loan
		Category		Category
	Amount	as a %	Amount	as a %
	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans

Single family	$156	10.00%	$143	10.10%
Multifamily	1,346	86.28%	1,215	85.87%
Commercial real estate and land	58	3.72%	57	4.03%
Consumer	-	0.00%	-	0.00%
Total	$1,560	100.0%	$1,415	100.0%

Investment Securities

Total mortgage-backed securities available-for-sale was $79.4 million as of December 31, 2005, compared with $62.8 million at June 30, 2005. During the six months ended December 31, 2005, we purchased $33.1 million in mortgage-backed securities and received principal repayments of approximately $15.7 million.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of December 31, 2005:

Available-for-sale	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	( In thousands )
Mortgage-backed securities
(GNMA, FNMA, FHLMC)	$80,054	$115	$(768)	$79,401

	$80,054	$115	$(768)	$79,401

The following table sets forth the amortized cost and the estimated fair values of investment securities held-to-maturity as of December 31, 2005:

Held-to-maturity	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities (FHLMC, FNMA)	$4,186	$1	$(58)	$4,129

U.S. Government agency debt	3,458	-	(47)	3,411

	$7,644	$1	$(105)	$7,540

The Bank intends to hold its held-to-maturity securities until the amortized cost is realized. The unrealized losses are due primarily to interest rate fluctuations:

Deposits

Deposits increased a net $38.3 million, or 10.6%, to $399.4 million at December 31, 2005, from $361.1 million at June 30, 2005. Our deposit growth was comprised of increases in time deposit accounts of $56.8 million offset by a decline in checking, savings, and money market accounts of $18.5 million. Our growth in deposits was the result of increased promotion and competitive pricing on time deposits. Our money market savings decreased as a result of less competitive rate pricing resulting in customer transfers to our higher rate time deposits or withdrawals:

The following table sets forth the number of deposit accounts by type at the date indicated:
	December 31,	June 30,	December 31,
	2005	2005	2004

Checking and savings accounts	7,967	8,829	9,333
Time deposits	13,182	10,998	7,368
Total number of deposit accounts	21,149	19,827	16,701

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. FHLB advances increased 19.2% to $205.6 million as of December 31, 2005, representing an increase of $33.1 million from June 30, 2005. FHLB advances with terms between two and four years were used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. We also had outstanding short-term advances (less than 30 days) of $13.0 million and $23.0 million at December 31, 2005 and June 30, 2005, respectively. Typically, we use short-term advances to temporarily fund loan purchases and then repay the advances with customers’ deposits as they are received.

Stockholders’ Equity

Stockholders’ equity increased $0.3 million to $69.0 million at December 31, 2005 compared to $68.7 million at June 30, 2005. The increase was the result of our net income for the six months of $1.6 million and $0.2 million for paid in capital from stock option expense, partially offset by a $0.4 million unrealized loss from our available for sale securities, a $0.2 million reduction for dividends paid to holders of our convertible preferred stock and a $0.9 million reduction for our buyback of 107,000 shares of our common stock.

LIQUIDITY

During the six months ended December 31, 2005, we had net cash inflows from operating activities of $2.5 million compared to $645,000 for the six months ended December 31, 2004. Net cash inflows for the periods ended in 2005 and 2004 were primarily due to net income earned during the period and the timing of loan funding and loan sales in our originated for sale portfolio.

Net cash outflows from investing activities totaled $80.9 million and $112.9 million for the six months ended December 31, 2005 and 2004, respectively. Net cash outflows from investing activities decreased $32.0 million for the six months ended December 31, 2005 due to higher loan principal repayments, which reduced cash outflow by $24.8 million, offset by net changes in the mix of activities to purchase securities, and to originate and purchase loans which required a net decrease in cash outflow of $6.0 million. Increases in proceeds from maturing investments reduced cash outflows by $3.5 million.

Our net cash provided by financing activities totaled $70.2 million and $105.9 million for the six months ended December 31, 2005 and 2004, respectively. Net cash provided from financing activities decreased for the six months ended December 31, 2005 primarily due to $14.0 million decline in FHLB borrowings and a $11.8 million decline in new deposits. Also, we received $5.2 million in proceeds from the issuance of junior subordinated debentures and $3.7 million in proceeds from a revolving line term facility in December 2004.

As an additional source of funds, Bank of Internet USA can borrow up to 35.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. Based on the loans and securities pledged at December 31, 2005 we had total borrowing capacity of $238.5 million, of which $205.9 million was outstanding and $32.6 million was available. At December 31, 2005, we also had a $10.0 million unsecured federal funds purchase line with a major bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk.

We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. However, during the last 18 months, interest income earned on loans and interest expense paid on deposits were influenced by the flattening of the yield curve. If the yield curve continues to flatten, we may have more difficulty maintaining our deposits. We believe we can adjust the interest rates we pay on our deposits to reduce deposit outflows should they occur. We can also increase our level of borrowings to address our future liquidity needs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At December 31, 2005 we had commitments to fund loans of $1.8 million. Time deposits due within one year of December 31, 2005 totaled $218.8 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term when they expect interest rates to rise. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2005.

		Payments Due by Period (1)
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
			(in thousands)
Long-term debt obligations (2)	$238,774	$48,715	$130,959	$45,557	$13,543
Time deposits (2)	339,411	226,735	91,546	21,130	-
Operating lease obligations (3)	2,027	297	593	890	247
Total	$580,212	$275,747	$223,098	$67,577	$13,790

(1) Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2005.
(2) Amounts include principal and interest due to recipient.
(3) Payments are for a lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The Office of Thrift Supervision requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2005 our bank met all the capital adequacy requirements to which it was subject.

At December 31, 2005, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the bank’s capital levels. To maintain its status as a “well capitalized” financial institution under applicable regulations and to support additional growth, we anticipate the need for additional capital. From time to time, we may need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet capital amounts, ratios and requirements at December 31, 2005 were as follows:

			For Capital Adequacy		To Be "Well Capitalized" Under Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core ) capital to adjusted tangible assets	$61,849	9.07%	$27,263	4.00%	$34,078	5.00%

Tier 1 capital (to risk weighted assets)	$61,849	14.46%	N/A	N/A	25,666	6.00%

Total capital (to risk-weighted assets)	$63,409	14.82%	34,221	8.00%	42,776	10.00%

Tangible capital (to tangible assets)	$61,849	9.07%	10,224	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets mature at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at December 31, 2005:

	Term to Repricing, Repayment, or Maturity at December 31, 2005
	One Year or Less	Over One Year Through Five Years	Over Five Years and Insensitive	Total
	(Dollars in thousands)

Interest-earning assets:
Cash and cash equivalents	$15,653	$-	$-	$15,653

Interest-bearing deposits in other financial institutions	12,081	2,676	-	14,757
Investment securities (1)	20,067	66,978	-	87,045
Stock of the FHLB, at cost	9,726	-	-	9,726

Loans - net of allowance for loan loss (2)	196,417	256,585	92,206	545,208
Loans held for sale	-			-
Total interest-earning assets	253,944	326,239	92,206	672,389
Non-interest earning assets			9,103	9,103
Total assets	$253,944	$326,239	$101,309	$681,492

Interest-bearing liabilities:
Interest-bearing deposits (3)	$289,282	$107,298	$-	$396,580
Advances from the FHLB	41,500	164,120	-	205,620
Other borrowed funds	5,155	-	-	5,155
Total interest-bearing liabilities	335,937	271,418	-	607,355
Other noninterest-bearing liablilities	-	-	5,175	5,175
Stockholders' equity	-	-	68,962	68,962
Total liabilities and equity	$335,937	$271,418	$74,137	$681,492

Net interest rate sensitivity gap	$(81,993)	$54,821	$92,206	$65,034
Cumulative gap	$(81,993)	$(27,172)	$65,034	$65,034
Net interest rate sensitivity gap - as a % of interest earning assets	-32.29%	16.80%	100.00%	9.67%
Cumulative gap - as a % of cumulative
Interest earning assets	-32.29%	-4.68%	9.67%	9.67%
________________

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates.
(2)	The table reflects either contractual repricing dates or maturities.
(3)	The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our regulators, the Office of Thrift Supervision. At September 30, 2005 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis point decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at September 30, 2005:

Assumed Interest Rate Change	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	($ in thousands)
Up 300 basis points	$(17,688)	(27.00)%	7.75%
Up 200 basis points	$(10,856)	(17.00)%	8.68%
Up 100 basis points	$(5,081)	(8.00)%	9.42%
Base	—	—	10.03%
Down 100 basis points	$4,091	6.00%	10.48%
Down 200 basis points	$7,678	12.00%	10.85%

The board of directors of our bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model for each 100 basis point movement. As of December 31, 2005 and June 30, 2005, the board’s established minimum was 7.5%, meaning that the net present value after a theoretical instantaneous increase or decrease in interest rates must be greater than 7.5%. The 7.75 % in the table above for a 300 basis point upward movement of interest rates exceeded the board requirement by 25 basis points.

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

The Company’s size dictates that it conducts business with a minimal number of financial and administrative employees, which inherently results in a lack of documented controls and segregation of duties within the Company. Management will continue to evaluate the employees involved and the controls procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such added personnel. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented controls. The Company is working to document these controls and take other steps required to be in compliance with Section 404 of the Sarbanes -Oxley Act of 2002 as of June 30, 2007, the Company’s deadline under current implementing rules and regulations.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2005 to October 31, 2005	—	$—	—	414,991
November 1, 2005 to November 31, 2005	44,000	8.44	44,000	370,991
December 1, 2005 to December 31, 2005	63,000	8.13	63,000	307,991
Total	107,000	$8.25	107,000	307,991

(1)
The repurchases during November and December 2005 were made under our common stock buyback program, which was announced on July 5, 2005. At December 31, 2005, 307,991shares remained available for repurchase.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On October 14, 2005, the Company held its Annual Meeting of Shareholders.

(b)	Shareholders voted on the following matters:

(ii)	The election of Theodore C. Allrich as director for a term to expire in 2008:

Votes:	For	Against	Withheld
	6,824,012	NA	11,923

(iii)	The election of John Gary Burke as director for a term to expire in 2008:

Votes:	For	Against	Withheld
	6,824,012	NA	11,923

(iii)	The election of Michael A. Chipman as director for a term to expire in 2008:

Votes:	For	Against	Withheld
	6,824,012	NA	11,923

(iv)
In addition to the three directors elected above, The following directors remain on the board of directors and have terms that expire in 2006: Jerry F. Englert, Gary Lewis Evans and Paul Grinberg. The following directors remain on the board of directors and have terms that expire in 2007: Thomas J. Pancheri, Connie M. Paulus and Gordon L. Witter. On October 14, 2005, the term of director Robert Eprile expired as he did not stand for re-election.

 ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Document
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: February 9, 2006	By:	/s/ Gary Lewis Evans
Chief Executive Officer (Principal Executive Officer)