Form 10-Q
period 2006-03-31
BofI Holding, Inc.
filed 2006-05-10
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

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

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,437,225 shares of common stock as of April 30, 2006.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2006	June 30, 2005
ASSETS
Cash and due from banks	$1,834	$3,047
Money market mutual funds	—	52
Federal funds sold	20,410	20,712

Total cash and cash equivalents	22,244	23,811
Time deposits in financial institutions	15,450	12,185
Investment securities held to maturity	7,616	7,711
Stock of the Federal Home Loan Bank, at cost	10,495	8,126
Mortgage-backed securities available for sale	73,503	62,766
Loans — net of allowance for loan losses of $1,575 in March 2006, $1,415 in June 2005	565,608	486,872
Loans held for sale	—	189
Accrued interest receivable	2,951	2,355
Furniture, equipment and software — net	235	214
Deferred income tax	592	293
Bank-owned life insurance — cash surrender value	4,159	4,047
Other assets	1,814	939

TOTAL	$704,667	$609,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,807	$8,225
Interest bearing	403,894	352,826

Total deposits	405,701	361,051
Advances from the Federal Home Loan Bank	221,648	172,562
Junior subordinated debentures	5,155	5,155
Accrued interest payable	1,402	653
Income tax payable	—	252
Accounts payable and accrued liabilities	817	1,185

Total liabilities	634,723	540,858
STOCKHOLDERS’ EQUITY:
Convertible preferred stock — $10,000 stated value; 1,000,000 shares authorized; 525 shares issued and outstanding (March 2006) and 675 issued and outstanding (June 2005)	5,163	6,637
Common stock — $.01 par value; 25,000,000 shares authorized; 8,509,312 shares issued and 8,384,812 shares outstanding (March 2006) and 8,299,823 shares issued and outstanding (June 2005)	85	83
Additional paid-in capital	58,941	56,746
Unearned restricted stock awards	(142)	—
Accumulated other comprehensive income (loss), net of tax	(541)	6
Retained earnings	7,321	5,178
Treasury stock	(883)	—

Total stockholders’ equity	69,944	68,650

TOTAL	$704,667	$609,508

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$7,198	$5,181	$20,184	$14,350
Investments	1,212	744	3,445	1,767

Total interest and dividend income	8,410	5,925	23,629	16,117

INTEREST EXPENSE:
Deposits	3,790	2,265	10,662	6,209
Advances from the Federal Home Loan Bank	1,947	1,154	5,199	3,011
Other borrowings	93	162	263	266

Total interest expense	5,830	3,581	16,124	9,486

Net interest income	2,580	2,344	7,505	6,631
Provision for loan losses	15	10	160	185

Net interest income, after provision for loan losses	2,565	2,334	7,345	6,446

NON-INTEREST INCOME:
Prepayment penalty fee income	211	80	578	280
Mortgage banking income	16	30	259	74
Banking service fees and other income	85	73	240	214

Total non-interest income	312	183	1,077	568

NON-INTEREST EXPENSE:
Compensation:
Salaries and benefits	646	541	1,837	1,914
Stock options and stock grants	109	—	304	—

Total compensation	755	541	2,141	1,914
Professional services	116	52	358	201
Occupancy and equipment	88	69	259	197
Data processing and internet	131	92	359	273
Depreciation and amortization	20	26	69	82
Service contract termination	—	—	—	59
Other general and administrative	374	299	1,183	899

Total non-interest expense	1,484	1,079	4,369	3,625

INCOME BEFORE INCOME TAXES	1,393	1,438	4,053	3,389
INCOME TAXES	565	579	1,629	1,355

NET INCOME	$828	$859	$2,424	$2,034

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$750	$758	$2,143	$1,730

COMPREHENSIVE INCOME	$679	$571	$1,877	$1,620

Basic earnings per share	$0.09	$0.14	$0.26	$0.36
Diluted earnings per share	$0.09	$0.13	$0.25	$0.32

See condensed notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid in Capital	Unearned Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE — July 1, 2005	675	$6,637	8,299,823	—	8,299,823	$83	$56,746	$—	$5,178	$6	$—	$68,650
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	2,424	—	—	2,424
Net unrealized loss from available for sale securities — net of income tax benefit	—	—	—	—	—	—	—	—	—	(547)	—	(547)

Total comprehensive income												1,877

Purchase of treasury stock	—	—	—	(107,000)	(107,000)	—	—	—	—	—	(883)	(883)
Conversion of preferred to common stock	(150)	(1,474)	142,800		142,800	1	1,473					—
Exercise of common stock options	—	—	49,189	—	49,189	1	276	—	—	—	—	277
Cash dividends on convertible preferred stock	—	—	—		—		—	—	(281)	—	—	(281)
Restricted stock awards	—	—	17,500	—		—	166	(166)	—	—	—	—
Restricted stock compensation expense	—	—	—	—	—	—	—	24	—	—	—	24
Stock option compensation expense	—	—	—	—	—	—	280	—	—	—	—	280

BALANCE — March 31, 2006	525	$5,163	8,509,312	(107,000)	8,384,812	$85	$58,941	$(142)	$7,321	$(541)	$(883)	$69,944

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,424	$2,034
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities	179	75
Amortization of premiums and deferred loan fees	1,500	470
Amortization of debt issue costs	86	87
Accrued stock option and stock grant compensation	304	—
Provision for loan losses	160	185
Deferred income taxes	65	191
Origination of loans held for sale	(20,968)	(14,787)
Gain on sales of loans held for sale	(105)	(74)
Proceeds from sale of loans held for sale	21,262	15,296
Loss on disposal of furniture, equipment, and software	(10)	—
Depreciation and amortization	69	82
Stock dividends from the Federal Home Loan Bank	(284)	(187)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(596)	(560)
Other assets	(976)	(611)
Accrued interest payable	749	435
Accounts payable and accrued liabilities	(620)	1,117

Net cash provided by operating activities	3,239	3,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(33,127)	(83,313)
Purchases of investment securities held to maturity and time deposits	(10,992)	(8,853)
Proceeds from repayments of available for sale securities	21,279	5,718
Proceeds from repayments of investment securities held to maturity and time deposits	7,843	5,470
Purchase of stock of Federal Home Loan Bank	(2,085)	(2,022)
Origination of loans	(6,934)	(32,141)
Purchases of loans	(166,004)	(70,872)
Principal repayments and participation sales on loans	92,542	53,860
Purchases of furniture, equipment and software	(80)	(40)

Net cash used in investing activities	(97,558)	(132,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	44,650	53,552
Proceeds from Federal Home Loan Bank advances	49,000	33,000
Proceeds from revolving line term loan facility	—	3,700
Repayment of notes payable	—	(5,000)
Proceeds from exercise of common stock options and warrants	277	3,106
Proceeds from issuance of common stock, net of costs	—	31,434
Purchase of treasury stock	(883)	—
Proceeds from the issuance of junior subordinated debentures	—	5,155
Costs of issuance of junior subordinated debentures	(11)	—
Cash dividends on convertible preferred stock	(281)	(304)

Net cash provided by financing activities	92,752	124,643

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,567)	(3,797)
CASH AND CASH EQUIVALENTS — Beginning of year	23,811	24,859

CASH AND CASH EQUIVALENTS — End of period	$22,244	$21,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$15,289	$8,964
Income taxes paid	$1,975	$1,192

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financials statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2005 included in our Annual Report on Form 10-K.

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

General loan loss reserves are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. Loan-to-value ratios are calculated using the loan principal balance at period end and the loan valuation at the time of origination or purchase of loan. An estimated allowance rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios. Specific reserves are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve is based on discounted cash flows, observable market prices or the estimated value of underlying collateral.

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

Stock-Based Compensation — Prior to July 1, 2005, the Company accounts for its stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income statements for periods ending June 30, 2005, or before. Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and has included the stock-based employee compensation expense in its income statement for the three months and nine months ended March 31, 2006. Refer to Note 6, Stock Options, Stock Grant and Stock Purchase Plans below, for additional disclosures.

New Accounting Pronouncements — During the quarter ended December 31, 2005, the FASB issued FSP FAS 115-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. FSP FAS 115-1 clarifies that an investor in debt or equity securities should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 did not have a material impact on the Company’s financial position and results of operations.

3. INVESTMENT SECURITIES

The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of March 31, 2006:

	March 31, 2006
Available for sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$74,404	$50	$(951)	$73,503

	$74,404	$50	$(951)	$73,503

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of March 31, 2006:

	March 31, 2006
Held to maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (FHLMC, FNMA)	$4,150	$—	$(84)	$4,066
U.S. Government agency debt	3,466	—	(49)	3,417

	$7,616	$—	$(133)	$7,483

The Bank intends to hold its investment securities held to maturity until the amortized cost is realized. The unrealized losses are due primarily to interest rate fluctuations.

4. LOANS

The following table sets forth the composition of the portfolio of loans held for investment as of the dates indicated:

	March 31, 2006		June 30, 2005
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$128,860	23.0%	$62,403	12.9%
Multifamily (five units or more)	417,941	74.4%	406,660	84.2%
Commercial real estate and land	14,569	2.6%	14,181	2.9%
Consumer loans and other	74	0.0%	40	0.0%

Total loans	561,444	100.0%	483,284	100.0%
Allowance for loan losses	(1,575)		(1,415)
Unamortized premiums, net of deferred loan fees	5,739		5,003

Net loans	$565,608		$486,872

In the ordinary course of business, the Bank has made loans collateralized by real property to principal officers, directors and their affiliates and employees with interest rates at 5.50%. At March 31, 2006, these loans amounted to $4,068.

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through March 31, 2006, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

5. STOCKHOLDERS’ EQUITY

Common Stock — The Company had 8,384,812 and 8,299,823 shares of common stock outstanding at March 31, 2006 and June 30, 2005, respectively. During the nine months ended March 31, 2006, the Company reduced its common shares outstanding by purchasing 107,000 shares of treasury stock for $883 under the Company’s common stock buy back program approved on June 30, 2005. Also during the nine months ended March 31, 2006, the Company added issued and outstanding shares totaling 49,189 from the exercise of stock options. The Company had issued 8,509,312 and 8,299,823 shares of common stock at March 31, 2006 and June 30, 2005, respectively. The Company granted 19,300 shares of common stock, subject to restrictions, in connection with the Company’s 2004 Stock Incentive Plan. Of the 19,300 shares granted, 1,800 shares were forfeited during the nine months ending March 31, 2006. Of the net 17,500 shares remaining, none of the shares were vested and none were considered outstanding at March 31, 2006.

Common Stock Warrants — Warrants to purchase 59,950 shares of the Company’s common stock that were outstanding at June 30, 2005, all expired without being exercised on July 31, 2005. The Company had no outstanding warrants to purchase common stock at March 31, 2006.

Convertible Preferred Stock — Effective January 1, 2006, holders of 150 shares ($1,500,000 face value) of the Company’s Series A – 6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009 elected to convert to 142,800 shares of the Company’s common stock at a price of approximately $10.50 per share.

6. STOCK OPTIONS, STOCK GRANT AND STOCK PURCHASE PLANS

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the three month and nine month periods ended March 31, 2006. Prior periods have not been restated.

Share Based Payment Arrangements— At March 31, 2006, the Company has three share-based payment plans for employees, which are described below. Amounts recognized in the financial statements with respect to these plans are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Amounts charged against income, before tax benefit	$109	$—	$304	$—

Amount of related income tax benefit recognized in income	$44	$—	$123	$—

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

Prior to March 15, 2005, when the Company’s common stock began trading publicly, the Company’s stock options were valued without consideration of a volatility factor. All of the options granted under the 1999 Plan were granted prior to March 15, 2005. The weighted-average fair value at grant date for options granted during the nine months ended March 31, 2005 and the years ended June 30, 2005, 2004 and 2003 were $2.37, $2.37, $2.52, and $1.83 per share, respectively.

The following assumptions were used to determined the weighted-average grant-date fair values of options granted:

	Nine Months Ended March 31,	Year Ended June 30
	2005	2005	2004	2003
Risk-free interest rates	3.9%	3.9%	4.2%	4.3%
Dividends	—	—	—	—
Volatility	0.0%	0.0%	0.0%	0.0%
Weighted-average expected life	7 years	7 years	7 years	7 years

No stock options were granted under the 1999 Plan during the three months ended March 31, 2005.

A summary of share option activity under this plan for the nine months ended March 31, 2006 and for four years prior is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding—June 30, 2002	620,030	$5.23
Granted	1,750	$11.00
Forfeited/canceled	(3,322)	$6.98

Outstanding—June 30, 2003	618,458	$5.24
Granted	132,036	$10.00
Exercised	(23,423)	$4.74
Forfeited/canceled	(6,554)	$8.22

Outstanding—June 30, 2004	720,517	$6.10
Granted	2,000	$10.00
Forfeited/canceled	(500)	$10.00

Outstanding—June 30, 2005	722,017	$6.11
Forfeited/canceled	(25,138)	$9.96
Exercised	(49,189)	$4.19

Outstanding—March 31, 2006	647,690	$6.10

Options exercisable—June 30, 2003	444,642	$4.71

Options exercisable—June 30, 2004	499,705	$4.94

Options exercisable—June 30, 2005	593,042	$5.34

Options exercisable—March 31, 2006	576,054	$5.63

Options Outstanding at March 31, 2006				Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.19	434,571	3.5	$4.19	433,914	$4.19
10.00	211,619	6.7	10.00	141,015	10.00
11.00	1,500	6.3	11.00	1,125	11.00

	647,690	4.5	$6.10	576,054	$5.63

The aggregate intrinsic value of options outstanding and options exercisable under the 1999 Plan at March 31, 2006 were $1,438 and $1,436, respectively. The aggregate intrinsic value of options exercised for the nine months ended March 31, 2006 was $182. The Company recorded stock option compensation expense related to the 1999 Plan of $36 and $110 for the three months and the nine months ended March 31, 2006, respectively.

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

Nine Months Ended March 31, 2006
Risk-free interest rates	4.10% to 4.46%
Dividends	0%
Volatility	35.14% to 35.41%
Weighted-average expected life	6.0 to 6.25 years

There were no options granted during the quarter ended March 31, 2006. The weighted-average fair value was $3.95 per share for options granted under the 2004 Plan during the nine months ended March 31, 2006. A forfeiture rate of 1.50% was estimated based upon past experience. A summary of share option activity under the 2004 Plan for the nine months ended March 31, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding— June 30, 2005	—
Granted	247,900	$9.32
Forfeited / Cancelled	(11,900)	$9.50

Outstanding—March 31, 2006	236,000	$9.31

Options exercisable—March 31, 2006	—

Aggregate intrinsic value- March 31, 2006	$—

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Exercisable
$8.10	20,000	9.7	$8.10	—
$8.50	15,000	9.7	$8.50	—
$9.20	7,500	9.4	$9.20	—
$9.50	193,500	9.3	$9.50	—

	236,000	9.4	$9.31

For the three months and the nine months ended March 31, 2006, stock option compensation expense of $59 and $157 was recognized in connection with the 2004 Plan. At March 31, 2006, compensation expense related to non-vested stock option grants aggregated to $762 and is expected to be recognized as follows:

Compensation Expense
Remainder of fiscal 2006	$62
For the fiscal year ended June 30,:
2007	249
2008	249
2009	185
2010	17

Total	$762

Restricted Stock Grants—In July 2005, the Company’s Board of Directors approved the first restricted stock grants under the 2004 Plan. Restricted stock totaling 19,300 shares were granted to directors and an employee on July 25, 2005 when the closing market price was $9.50. At March 31, 2006, 17,500 of the restricted stock grants remain as 1,800 shares were forfeited by a former director. The restricted stock vests one-third on each one-year anniversary of the grant date and no shares were vested at March 31, 2006. Compensation expense of $14 and $38 were recognized for the three months and nine months ended March 31, 2006, respectively, based upon grantee service period. The remaining compensation cost of $128 will be recognized $14, $56, $56 and $2 during each of the fiscal years ended June 30, 2006, 2007, 2008 and 2009.

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

Period of Adoption Disclosures— Under the 1999 Stock Option Plan, the Company had share-based payment arrangements with employees accounted for under the intrinsic value method. The following presents information as if the fair value method had applied to all awards:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005	Year Ended June 30,
			2005	2004	2003
Net income attributable to common	$758	$1,730	$2,464	$2,035	$1,730
Deduct:
Total stock-based employee compensation expense determined under fair-value-based method for all awards—net of related tax effect	(23)	(68)	(91)	(107)	(112)

Pro forma net income	$735	$1,662	$2,373	$1,928	$1,618

Earnings per share
Basic—as reported	$0.14	$0.36	$0.43	$0.45	$0.39
Basic—pro forma	$0.14	$0.34	$0.42	$0.43	$0.36
Diluted—as reported	$0.13	$0.32	$0.40	$0.39	$0.34
Diluted—pro forma	$0.12	$0.31	$0.38	$0.37	$0.32

7. EARNINGS PER SHARE

Information used to calculate earnings per share was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income	$828	$859	$2,424	$2,034
Dividends on preferred stock	78	101	281	304

Net income attributable to common	$750	$758	$2,143	$1,730

Weighted-average shares:
Basic weighted-average number of common shares outstanding and average common shares earned on restricted stock awards	8,382,751	5,433,075	8,315,219	4,829,371
Dilutive effect of stock options	153,554	231,784	185,084	225,195
Dilutive effect of warrants	—	231,729	—	359,530

Dilutive weighted-average number of common shares outstanding	8,536,305	5,896,588	8,500,303	5,414,096

Net income per common share:
Basic	$0.09	$0.14	$0.26	$0.36
Diluted	$0.09	$0.13	$0.25	$0.32

Options and stock grants of 744,352 and 490,233 shares for the three months ended March 31, 2006 and 2005, respectively, were not included in determining diluted earnings per share, as they were antidilutive. For the nine months ended March 31, 2006 and 2005, options and grants of 714,288 and 496,822 shares, respectively, were antidilutive and were not included in determining diluted earnings per share.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases — On April 25, 2005, the Company entered into an operating lease for its new corporate office, which commenced on June 15, 2005 and will expire on October 31, 2012. Under the lease terms, the Company leases 12,364 square feet and pays utilities and its proportional share of “Common Operating Costs”. The future minimum lease payments under this noncancelable lease as of June 30, 2005 are: $198, $306, $315, $323, and $1,154 for the years ending June, 30, 2006, 2007, 2008, 2009, and thereafter, respectively. The Company’s operating lease for its former corporate office expired on June 30, 2005.

Credit-Related Financial Instruments — The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2006, the Company had $1,351 commitments to fund loans.

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

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intends,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Risk Factors” in our Prospectus dated March 14, 2005, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2005, both of which have been filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.

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

Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2005 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	March 31, 2006	June 30, 2005	March 31, 2005
Selected Balance Sheet Data:
Total assets	$704,667	$609,508	$532,941
Loans - net of allowance for loan losses	565,608	486,872	403,759
Loans held for sale	—	189	—
Allowance for loan losses	1,575	1,415	1,230
Mortgage-backed securities available for sale	73,503	62,766	76,812
Investment securities held to maturity	7,616	7,711	7,950
Total deposits	405,701	361,051	323,393
Advances from the FHLB	221,648	172,562	134,533
Junior subordinated debentures	5,155	5,155	5,155
Total stockholders’ equity	69,944	68,650	67,615

	At or For the Three Months Ended March 31,		At or For the Nine Months Ended March 31,
	2006	2005	2006	2005
Selected Income Statement Data:
Interest and dividend income	$8,410	$5,925	$23,629	$16,117
Interest expense	5,830	3,581	16,124	9,486

Net interest income	2,580	2,344	7,505	6,631
Provision for loan losses	15	10	160	185

Net interest income after provision for loan losses	2,565	2,334	7,345	6,446
Non-interest income	312	183	1,077	568
Non-interest expense	1,484	1,079	4,369	3,625

Income before income tax expense	1,393	1,438	4,053	3,389
Income tax expense	565	579	1,629	1,355

Net income	$828	$859	$2,424	$2,034

Net income attributable to common stock	$750	$758	$2,143	$1,730

Per Share Data:
Net income:
Basic	$0.09	$0.14	$0.26	$0.36
Diluted	$0.09	$0.13	$0.25	$0.32
Book value per common share	$7.73	$7.35	$7.73	$7.35
Tangible book value per common share	$7.73	$7.35	$7.73	$7.35
Weighted average number of common shares outstanding:
Basic	8,382,751	5,433,075	8,315,219	4,829,371
Diluted	8,536,305	5,896,588	8,500,303	5,414,096
Common shares outstanding at end of period	8,384,812	8,299,823	8,384,812	8,299,823
Common shares issued at end of period	8,509,312	8,299,823	8,509,312	8,299,823

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or For the Three Months Ended March 31,		At or For the Nine Months Ended March 31,
	2006	2005	2006	2005
Performance Ratios and Other Data:
Loan originations	$2,398	$4,585	$6,934	$32,141
Loan originations for sale	3,081	4,993	20,968	14,787
Loan purchases	50,888	—	166,004	70,872
Return on average assets	0.49%	0.68%	0.49%	0.58%
Return on average common stockholders’ equity	4.65%	9.19%	4.52%	8.16%
Interest rate spread(1)	1.17%	1.66%	1.16%	1.73%
Net interest margin(2)	1.54%	1.88%	1.55%	1.94%
Efficiency ratio(3)	51.3%	42.7%	50.9%	50.4%

Capital Ratios:
Equity to assets at end of period	9.93%	12.69%	9.93%	12.69%
Tier 1 leverage (core) capital to adjusted tangible assets(4)	9.20%	10.16%	9.20%	10.16%
Tier 1 risk-based capital ratio(4)	14.40%	16.67%	14.40%	16.67%
Total risk-based capital ratio(4)	14.75%	17.05%	14.75%	17.05%
Tangible capital to tangible assets(4)	9.20%	10.16%	9.20%	10.16%

Asset Quality Ratios:
Net charge-offs to average loans outstanding(5)	—	—	—	—
Nonperforming loans to total loans(5)	—	—	—	—
Allowance for loan losses to total loans held for investment at end of period	0.28%	0.31%	0.28%	0.31%
Allowance for loan losses to nonperforming loans(5)	—	—	—	—

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.

(4)	Reflects regulatory capital ratios of Bank of Internet USA only.

(5)	At March 31, 2006 and 2005, we had no nonperforming loans, no foreclosures and no specific loan loss allowances.

OVERVIEW

During the quarter ended March 31, 2006, we earned $828,000, or $0.09 per diluted share compared to $859,000, or $0.13 per diluted share for the three months ended March 31, 2005. Our quarterly net income decreased 3.6% and our earnings per share decreased 30.8% in the 2006 quarter compared to 2005. During the quarter ended March 31, 2005, we completed our initial public offering and issued 3,052,174 common shares adding $31.3 million in equity capital for growth. The percentage decline in diluted earnings per share for the 2006 quarter compared to 2005 was larger than the percentage decline in net income primarily due to our initial public offering shares added late in the 2005 quarter, and not fully included in the weighted average outstanding shares for the 2005 quarter. Similarly, the increased equity from our initial public offering was added late in the 2005 quarter contributing to a larger percentage decline in the annualized return on average equity which decreased to 4.65% for 2006, down from 9.19% for March 2005. Key comparisons between our operating results for the quarter ended March 2006 compared to March 2005 are:

•	net interest income increased $236,000 in 2006 due to a 34.2% increase in average interest earning assets, partially offset by a 34 basis point decrease in our net interest margin;

•	non-interest income increased $129,000 due to higher mortgage loan prepayment penalty income;

•	non interest expense for the 2006 quarter increased $405,000 primarily due to increases in compensation expense, including an additional $109,000 in compensation expense for stock options and stock grants from the recent change in the stock option accounting rules, and increases in professional services and other expenses generally related to public company operating costs not required for the March 2005 quarter. Our efficiency ratio was 51.3% in the 2006 quarter compared to 42.7% for 2005;

For the nine months ended March 31, 2006, net income increased $0.4 million to $2.4 million or $0.25 per diluted share, compared to $2.0 million, or $0.32 per diluted share for the nine months ended March 31, 2005. The 19.2% increase in net income was primarily the result of a 42.0% increase in average interest earning assets, partially offset by a 39 basis point decrease in our net interest margin, which increased net interest income $874,000. Our annualized return on average equity was 4.52% for the nine months ended March 31, 2006, down from 8.16% for 2005. The timing of our initial public offering also contributed to the percentage decrease in diluted earnings per share and annualized return on equity for the nine months ended March 31, 2006 compared to 2005.

Our earnings rely on our net interest income and our net interest income has been negatively impacted by the flattening yield curve. Our net interest margin declined to 1.54% and to 1.55% for the three months and the nine months ended March 31, 2006 from 1.88% and 1.94% for the three months and the nine months ended March 31, 2005. The flattening yield curve has caused our deposit rates and interest expense to increase without a proportional increase in our interest earned on our loan originations and purchases. Recently the yield curve slope has minimally increased. This trend of increased yield curve slope must continue or our net interest margin will continue to decrease and our ability to grow the assets and the liabilities of the Bank could be adversely affected.

RESULTS OF OPERATIONS – Comparison of Three Months and Nine Months Ended March 31, 2006 and 2005

Net income for the three months ended March 31, 2006 decreased $31,000 to $828,000 or $0.09 per diluted share, compared to $859,000 or $0.13 per diluted share for the three months ended March 31, 2005. Net income before income tax for the three months ended March 31, 2006 decrease by approximately $45,000 to $1,393,000 compared to $1,438,000 for the three months ended March 31, 2005. The decrease resulted primarily from the $405,000 increase in non-interest expense partially offset by a $236,000 increase in net interest income and a $129,000 increase in non-interest income.

Net income for the nine months ended March 31, 2006 increased $0.4 million to $2.4 million or $0.25 per diluted share, compared to $2.0 million, or $0.32 per diluted share for the nine months ended March 31, 2005. Net income before income tax for the nine months ended March 31, 2006 increase by $0.7 million to $4.1 million compared to $3.4 million for the nine months ended March 31, 2005. The increase resulted primarily from an $874,000 increase in net interest income and a $509,000 increase in non-interest income, partially offset by an increase in non-interest expense of $744,000.

Net Interest Income

Net interest income for the quarter ended March 31, 2006 totaled $2.6 million, a 13.0% increase over net interest income of $2.3 million for the quarter ended March 31, 2005. Net interest income for the nine months ended March 31, 2006 increased 13.6% to $7.5 million, up from $6.6 million for the nine months ended March 31, 2005.

Total interest and dividend income during the quarter ended March 31, 2006 increased 42.4% to $8.4 million, compared with $5.9 million during the quarter ended March 31, 2005. For the nine months, total interest and dividend income increased 46.6% to $23.6 million, compared with $16.1 million for the nine months ended March 31, 2005. The increases in interest and dividend income for the quarter and for the nine months are attributable to growth in average earning assets, primarily average loans held for investment and average investment securities (primarily mortgage-back securities). Comparing average balances for the quarters, March 2006 compared to 2005, loans held for investment and investment securities grew 33.5% and 45.6%, respectively. Comparing average balances for the nine months ended March 31, 2006 to 2005, loans held for investment and investment securities grew 38.2% and 98.6%, respectively. Higher rates on new loans and rate adjustments in the loan portfolio caused the loan portfolio yield for the 2006 quarter to increase 21 basis points and to increase 9 basis points for the nine months of 2006 compared with the same period in 2005, contributing to the increase in interest income. The net growth in average earning assets for the three month and nine month periods was funded largely by increases in time deposits and advances from the FHLB, which account for the majority of the increases in interest expense. Total interest expense during the quarter ended March 31, 2006 increased 61.1% to $5.8 million, compared with $3.6 million during the quarter ended March 31, 2005. For the nine months, interest expense increased 69.5% to $16.1 million, compared with $9.5 million for the nine months ended March 31, 2005. Comparing average balances for the quarter ended March 2006 to 2005; time deposits and advances from the FHLB grew 50.3% and 49.6%, respectively. Comparing average balances for the nine months ended March 31, 2006 to 2005; time deposits and advances from the FHLB grew 65.9% and 58.7%, respectively. Higher rates paid on new time deposits caused the time deposit rate for the 2006 quarter to increase 76 basis points and to increase 61 basis points for the nine months of 2006 compared with same period in 2005. Similarly, higher rates paid on new FHLB advances caused the rate for the 2006 quarter to increase 43 basis points and to increase 30 basis points for the nine months of 2006 compared with same period in 2005. The combined rate and rate / volume variance (primarily from increases in time deposits and FHLB advance rates) accounted for 45.1% and 35.3% of the total increase in interest expense for the quarter and for the nine month comparisons, respectively.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 34 basis points to 1.54% for the quarter ended March 31, 2006, compared with 1.88% for the quarter ended March 31, 2005. Similarly, the net interest margin decreased by 39 basis points to 1.55% for the nine months ended March 31, 2006, compared with 1.94% for the nine months ended March 31, 2005. The net interest margin declined for the quarter and for the nine months as a result of the flattening of the yield curve and the addition of lower-rate mortgage-backed securities. During the first quarter of fiscal 2005, we increased our investment in mortgage-backed securities, because we believed they offered better relative credit risk compared to the pricing levels of mortgage whole loans. The mortgage-backed securities we purchased provide a guarantee from a government sponsored entity like FNMA, while single-family whole loan originations and purchases do not have a credit guarantee. Generally, the credit risk premiums on mortgage whole loans (the difference between the interest rate earned on a whole loan and the rate earned on a long-term U.S. Treasury) have decreased due to the strong housing market and the lower mortgage default levels over the last few years. As result, high quality mortgage loan rates remain relatively low, contributing to our decrease in net interest margin.

Our net interest margin has also been negatively influenced by the flattening of the yield curve. The interest rates we pay on our deposits generally move with short-term rates and the interest yield on our loans generally moves with long-term rates. Increases in the Fed Funds rates over the past two years have caused short-term rates to rise, without corresponding increases in long-term rates causing the yield curve to flatten. Our cost of funds (primarily deposit interest) for the quarter and for the nine-month period ended March 31, 2006, increased 77 basis points and 72 basis points, respectively. Our yield on earning assets (primarily loan interest) for the quarter and for the nine-month period ended March 31, 2006, increased only 28 basis points and 15 basis points, respectively. Recently the yield curve slope has minimally increased and we believe that the slope will continue to increase, although there can be no assurances that this will occur. If the slope of the yield curve does not continue to increase, we may not be able to grow the size of our earning assets at the same rate we have experienced over the past four years and our net interest margin may continue to decline and remain below historic levels.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006			2005
	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)
	(Dollars in thousands)
Assets
Loans (2) (3)	$550,908	$7,198	5.23%	$412,703	$5,181	5.02%
Federal funds sold	8,314	92	4.43%	11,588	71	2.45%
Interest-bearing deposits in other financial institutions	14,975	165	4.41%	9,064	71	3.13%
Investment securities (3) (4)	85,166	827	3.88%	58,484	523	3.58%
Stock of FHLB, at cost	10,042	128	5.10%	6,998	79	4.52%

Total interest-earning assets	669,405	8,410	5.03%	498,837	5,925	4.75%
Noninterest-earning assets	9,272			9,439

Total assets	$678,677			$508,276

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$68,194	$498	2.92%	$100,331	$491	1.96%
Time deposits	328,963	3,292	4.00%	218,899	1,774	3.24%
Advances from the FHLB	202,116	1,947	3.85%	135,137	1,154	3.42%
Other borrowings	5,155	93	7.22%	9,266	162	6.99%

Total interest-bearing liabilities	604,428	5,830	3.86%	463,633	3,581	3.09%
Noninterest-bearing demand deposits	2,058			3,080
Other interest-free liabilities	2,445			1,924
Stockholders’ equity	69,746			39,639

Total liabilities and stockholders’ equity	$678,677			$508,276

Net interest income		$2,580			$2,344

Net interest spread (5)			1.17%			1.66%
Net interest margin (6)			1.54%			1.88%

(1)	Annualized

(2)	Loans include loans held for sale, allowance for loan losses, loan premiums and unearned fees.

(3)	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. The rate earned on loans does not include loan prepayment penalty income, which is classified as non-interest income.

(4)	All investments are taxable.

(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2006 and 2005.

	For the Nine Months Ended March 31,
	2006			2005
	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)
	(Dollars in thousands)
Assets
Loans (2) (3)	$527,323	$20,184	5.10%	$381,614	$14,350	5.01%
Federal funds sold	6,122	187	4.07%	13,251	184	1.85%
Interest-bearing deposits in other financial institutions	14,541	455	4.17%	9,518	196	2.75%
Investment securities (3) (4)	89,156	2,466	3.69%	44,882	1,200	3.57%
Stock of FHLB, at cost	9,315	337	4.82%	5,941	187	4.20%

Total interest-earning assets	646,457	23,629	4.87%	455,206	16,117	4.72%
Noninterest-earning assets	9,337			8,681

Total assets	$655,794			$463,887

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$74,279	$1,524	2.74%	$111,384	$1,568	1.88%
Time deposits	314,425	9,138	3.88%	189,475	4,641	3.27%
Advances from the FHLB	185,291	5,199	3.74%	116,746	3,011	3.44%
Other borrowings	5,155	263	6.80%	5,380	266	6.59%

Total interest-bearing liabilities	579,150	16,124	3.71%	422,985	9,486	2.99%
Noninterest-bearing demand deposits	4,817			4,571
Other interest-free liabilities	2,467			1,424
Stockholders’ equity	69,360			34,907

Total liabilities and stockholders’ equity	$655,794			$463,887

Net interest income		$7,505			$6,631

Net interest spread (5)			1.16%			1.73%
Net interest margin (6)			1.55%			1.94%

(1)	Annualized

(2)	Loans include loans held for sale, allowance for loan losses, loan premiums and unearned fees.

(3)	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. The rate earned on loans does not include loan prepayment penalty income, which is classified as non-interest income.

(4)	All investments are taxable.

(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2006 vs. 2005				2006 vs. 2005
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate / Volume	Total net Increase (Decrease)	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
	(In Thousands)
Increase / (decrease) in interest income:
Loans	$1,735	$211	$71	$2,017	$5,479	$257	$98	$5,834
Federal funds sold	(20)	57	(16)	21	(99)	221	(119)	3
Interest-bearing deposits in other financial institutions	46	29	19	94	103	102	54	259
Investment securities	239	45	20	304	1,186	40	40	1,266
Stock of FHLB, at cost	34	10	5	49	106	28	16	150

	$2,034	$352	$99	$2,485	$6,775	$648	$89	$7,512

Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$(157)	$242	$(78)	$7	$(522)	$717	$(239)	$(44)
Time deposits	892	417	209	1,518	3,061	866	570	4,497
Advances from the FHLB	572	148	73	793	1,768	265	155	2,188
Other borrowings	(72)	5	(2)	(69)	(11)	8	—	(3)

	$1,235	$812	$202	$2,249	$4,296	$1,856	$486	$6,638

Provision for Loan Losses

The provision for loan losses amounted to $15,000 for the quarter ended March 31, 2006, compared to $10,000 for the quarter ended March 31, 2005. For the nine months ended March 31, 2006, loan loss provisions amounted to $160,000, compared to $185,000 for the nine months ended March 31, 2005. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005
	(In Thousands)
Prepayment penalty fee income	$211	$80	$578	$280
Mortgage banking fee income	16	30	259	74
Banking service fees and other income	85	73	240	214

Total non-interest income	$312	$183	$1,077	$568

Non-interest income for the quarter ended March 31, 2006 increased $129,000, or 70.5% to $312,000 compared to $183,000 for the quarter ended March 31, 2005. For the nine months ended March 31, 2006, non-interest income increased 89.6% to $1,077,000 compared to $568,000 for the period in 2005. Increases in prepayment penalty fee income and mortgage banking income are the primary reasons for the increase in non-interest income. Higher fee income from mortgage loan prepayments is the result of more multifamily loans repaying earlier in the loan life. This increase is generally due to the increase in the size of the multifamily loan portfolio, however, there are many factors influencing borrowers’ to payoff loans early, making prepayment penalty fee income somewhat unpredictable. During the first quarter of this fiscal year, we implemented a new correspondent program, which added $16,000 in fee income for the quarter and $259,000 in fee income for the nine months ended March 31, 2006. This new correspondent program, plus an increase in single-family loan sales increased mortgage banking fee income in 2006 compared to 2005.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005
	(In Thousands)
Compensation:
Salaries and benefits	$646	$541	$1,837	$1,914
Stock option and stock grants	109	—	304	—

Total compensation	755	541	2,141	1,914
Professional services	116	52	358	201
Occupancy and equipment	88	69	259	197
Data processing and internet	131	92	359	273
Depreciation and amortization	20	26	69	82
Other general and administrative	374	299	1,183	958

Total	$1,484	$1,079	$4,369	$3,625

Efficiency ratio (1)	51.30%	42.70%	50.90%	50.40%
Noninterest expense as annualized % of average assets	0.87%	0.85%	0.89%	1.04%

(1)	Represents non-interest expense divided by the aggregate of net interest income before provision for loan losses and non-interest income.

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $1.5 million for the three months ended March 31, 2006 and $1.1 million for the three months ended March 31, 2005. Non-interest expense increased 22.2% to $4.4 million for the nine months ended 2006 compared to $3.6 million for the nine months ended 2005.

Total compensation increased $214,000 to $755,000 for the quarter ended March 31, 2006, compared to $541,000 for the same quarter last year. For the nine months ended in 2006, compensation increased $0.2 million to $2.1 million, compared with $1.9 million for the same period ended March 31, 2005. Effective July 1, 2005, the Company adopted SFAS No. 123(R), Share-based Payment, and has included the stock-based employee compensation expense of $109,000 and $304,000 in its compensation expense –

stock option and stock grants - for the three months and nine months ended March 31, 2006. Salaries and benefits increased $105,000 for the three months ended March 31, 2006 due primarily to certain employee relocation and temporary labor costs. Salaries and benefits included $280,000 of one-time bonus accruals for executives for the nine months ended March 31, 2005. Without the one-time bonus amounts in 2005, salaries and employee benefits for the nine months ended March 31, 2006, would have increased approximately 12.4% for salary increases and staff additions.

Professional services which includes accounting and legal fees, increased $64,000 and $157,000 for quarter and the nine months ended March 31, 2006, respectively. The increases in professional services were primarily due to increased compliance costs associated with public company filings, audits and other routine work, not required for part of 2005, before we became a public entity.

Occupancy and equipment expense increased in 2006 compared to 2005 due to the relocation of the corporate office in June 2005 to a larger office with increased rent.

Data processing and internet expense increased in 2006 compared to 2005 generally due to the increase in the number of deposit customers and due to new website development costs.

Other general and administrative expenses include advertising and promotion, telephone, postage, supplies, insurance and other miscellaneous deposit and loan related expenses. Other general and administrative expenses increased $75,000 and $225,000 for the quarter and nine months ended March 31, 2006, respectively. The primary reasons for these increases in other general and administrative expenses relate to increased levels of corporate insurance, franchise tax and, to a lesser extent, higher levels of deposit and loan customers.

Our efficiency ratio was 51.3% for the three months ended March 31, 2006, compared to 42.7% for the corresponding period in 2005. Our non-interest expense as a percent of average assets (G & A ratio) was 0.87% for the three months ended March 31, 2006, compared to 0.85% for the corresponding period in 2005. Without the new requirement to expense stock options, our efficiency ratios would have been 47.5% and 47.4% for the three months and the nine months ended March 31, 2006 and our G&A ratios would have improved to 0.81% and 0.83% for the three months and the nine months ended March 31, 2006, when compared to 2005 ratios.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2006 and 2005 were 40.56% and 40.26%, respectively. Our effective income tax rates for the nine months ended March 31, 2006 and 2005 were 40.19% and 39.98%, respectively. The variations in our effective tax rate have been primarily related to our investment in bank-owned life insurance (BOLI), which generates non-taxable income.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $95.2 million, or 15.6%, to $704.7 million, as of March 31, 2006, up from $609.5 million at June 30, 2005. The increase in total assets was primarily due to the purchase and origination of new loans, which contributed to the $78.7 million net increase in loans held for investment. The purchase of mortgage-backed securities contributed to a net increase in mortgage-backed securities available for sale of $10.7 million. The asset growth was funded by a net increase in deposits totalling $44.7 million and a net increase in FHLB advances of $49.1 million.

During the nine months ended March 31, 2006, our asset and liability mix changed primarily two ways. First, time deposits increased to 83.0% of total deposits, up from 74.6% at June 30, 2005. We expect this trend to continue as the rise in short-term rates has increased bank competition for time deposits making time deposit rates more attractive to many consumers. Second, we increased our single family loan portfolio to 23.0% of total loans, up from 12.9% at June 30, 2005. During the nine months we purchased $166.0 million in whole loans and $33.1 million in mortgage-backed securities. Our decision to invest in either whole loans or mortgage-backed securities depends on a number of factors which often change from day to day including the number of opportunities to originate and purchase loan pools, the credit risk of certain loan pools compared to mortgage-backed securities, changing mortgage repayment rates and the flattening in the yield curve. Furthermore, until the trends toward a flattening or inverting yield curve reverse, our ability to obtain loans and mortgage-backed securities that meet our yield requirements will be adversely affected.

Loans

Net loans held for investment increased $78.7 million, or 16.2% to $565.6 million at March 31, 2006 from $486.9 million at June 30, 2005. The growth in loans during the nine months was primarily due to purchases of single-family and multifamily loans, which, net of repayments, increased our single-family portfolio by $66.5 million and our multifamily portfolio by $11.3 million at March 31, 2006. Total loan purchases and originations for the nine months ended March 31, 2006 were $166.0 million and $6.9 million, respectively. Loan repayments were $92.5 million for the nine months ended March 31, 2006.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2006		June 30, 2005
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$128,860	23.0%	$62,403	12.9%
Multifamily (five units or more)	417,941	74.4%	406,660	84.1%
Commercial real estate and land	14,569	2.6%	14,181	2.9%
Consumer loans and other	74	0.0%	40	0.0%

Total loans	561,444	100.0%	483,284	100.0%
Allowance for loan losses	(1,575)		(1,415)
Unamortized premiums, net of deferred loan fees	5,739		5,003

Net loans	$565,608		$486,872

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. There were no nonperforming assets on March 31, 2006.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2006, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans and collateral values. We did not have any nonperforming loans at March 31, 2006 or 2005. We believe that our history is limited and it is unlikely that every loan in our investment portfolio will continue to perform without exception so we provide general allowances based upon the overall volume of loans, the loan types and the estimated collateral values.

The provision for loan losses amounted to $15,000 for the quarter ended March 31, 2006, compared to $10,000 for the quarter ended March 31, 2005. For the nine months ended March 31, 2006, the provision for loan losses amounted to $160,000 compared to $185,000 for the nine months ended March 31, 2005. General reserves are a function of our portfolio loan balance. Generally, the larger the increase in our loans held for investment the higher loan loss provisions. The loss provision for the nine-month 2005 period was higher than the 2006 period because more multifamily loans were added in 2005.

The following table summarizes activity in the allowance for loan losses for the nine months ended March 31, 2006:

	Single Family	Multifamily	Commercial Real Estate and Land	Consumer	Total	Total Allowance as a Percentage of Total Loans
	(Dollars in thousands)
Balance at July 1, 2005	$143	$1,215	$57	$—	$1,415	0.29%
Provision for loan loss	89	74	(3)	—	160

Balance at March 31, 2006	$232	$1,289	$54	$—	$1,575	0.28%

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2006		June 30, 2005
	(Dollars in thousands)
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
Single family	$232	14.73%	$143	10.10%
Multifamily	1,289	81.84%	1,215	85.87%
Commercial real estate and land	54	3.43%	57	4.03%
Consumer	—	0.00%	—	0.00%

Total	$1,575	100.0%	$1,415	100.0%

Investment Securities

Total mortgage-backed securities available for sale was $73.5 million as of March 31, 2006, compared with $62.8 million at June 30, 2005. During the nine months ended March 31, 2006, we purchased $33.1 million in mortgage-backed securities and received principal repayments of approximately $21.4 million.

The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of March 31, 2006:

	March 31, 2006
Available for sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$74,404	$50	$(951)	$73,503

	$74,404	$50	$(951)	$73,503

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of March 31, 2006:

	March 31, 2006
Held to maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities (FHLMC, FNMA)	$4,150	$—	$(84)	$4,066
U.S. Government agency debt	3,466	—	(49)	3,417

	$7,616	$—	$(133)	$7,483

The Bank intends to hold its held to maturity securities until the amortized cost is realized. The unrealized losses are due primarily to interest rate fluctuations.

Deposits

Deposits increased a net $44.6 million, or 12.4%, to $405.7 million at March 31, 2006, from $361.1 million at June 30, 2005. Our deposit growth was comprised of increases in time deposit accounts of $67.3 million offset by a decline in checking, savings, and money market accounts of $22.7 million. Our growth in deposits was the result of increased promotion and competitive pricing on time deposits. Our money market savings decreased as a result of less competitive rate pricing resulting in customer transfers to our higher rate time deposits or withdrawals.

The following table sets forth the number of deposit accounts by type at the date indicated:

	March 31, 2006	June 30, 2005	March 31, 2005
Checking and savings accounts	8,005	8,829	8,085
Time deposits	13,602	10,998	8,995

Total number of deposit accounts	21,607	19,827	17,080

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. FHLB advances increased 28.4% to $221.6 million as of March 31, 2006, representing an increase of $49.1 million from June 30, 2005. FHLB advances with terms between two and five years were used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. We also had outstanding short-term advances (less than 30 days) of $5.0 million and $23.0 million at March 31, 2006 and June 30, 2005, respectively. Typically, we use short-term advances to temporarily fund loan purchases and then repay the advances with customers’ deposits as they are received.

Stockholders’ Equity

Stockholders’ equity increased $1.3 million to $69.9 million at March 31, 2006 compared to $68.6 million at June 30, 2005. The increase was the result of our net income for the nine months of $2.4 million and $0.6 million for paid in capital from exercise of stock option and stock option expense, partially offset by a $0.5 million unrealized loss from our available for sale securities, a $0.3 million reduction for dividends paid to holders of our convertible preferred stock and a $0.9 million reduction for our buyback of 107,000 shares of our common stock. During the quarter ended March 31, 2006, 150 shares of preferred stock were converted into common shares.

LIQUIDITY

During the nine months ended March 31, 2006, we had net cash inflows from operating activities of $3.2 million compared to $3.8 million for the nine months ended March 31, 2005. Net cash inflows for the periods ended in 2006 and 2005 were primarily due to net income earned during the period and the timing of loan funding and loan sales in our originated for sale portfolio.

Net cash outflows from investing activities totaled $97.6 million and $132.2 million for the nine months ended March 31, 2006 and 2005, respectively. Net cash outflows from investing activities decreased $34.6 million for the nine months ended March 31, 2006 due to higher loan principal repayments, which reduced cash outflow by $38.7 million, and increased proceeds from maturing investments which reduced cash outflow by $17.9 million, partially offset by net changes in the mix of activities to purchase securities, and to originate and purchase loans.

Our net cash provided by financing activities totaled $92.8 million and $124.6 million for the nine months ended March 31, 2006 and 2005, respectively. Net cash provided from financing activities decreased $31.8 million for the nine months ended March 31, 2006 primarily due to the $31.4 million from issuance of common stock and $5.2 million in proceeds from the issuance of junior subordinated debentures that were received in 2005 offset by cash inflows from FHLB advances of $16.0 million and a reduction in deposits of $8.9 million.

As an additional source of funds, Bank of Internet USA can borrow up to 35.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. Based on the loans and securities pledged at March 31, 2006 we had total borrowing capacity of $238.4 million, of which $221.9 million was outstanding and $16.5 million was available. At March 31, 2006, we also had a $10.0 million unsecured federal funds purchase line with a major bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk.

We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. However, during the last two years, interest income earned on loans and interest expense paid on deposits were influenced by the flattening of the yield curve. Recently the yield curve slope has minimally increased however, if the yield curve continues to flatten, we may have more difficulty maintaining our deposits. We believe we can adjust the interest rates we pay on our deposits to reduce deposit outflows should they occur. We can also increase our level of borrowings to address our future liquidity needs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At March 31, 2006 we had commitments to fund loans of $1.4 million. Time deposits due within one year of March 31, 2006 totaled $222.4 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term when they expect interest rates to rise. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of March 31, 2006.

		Payments Due by Period (1)
	Total	Less Than One Year	One To Three Years	Three To Five Years	Than Five Years
	(in thousands)
Long-term debt obligations (2)	$259,386	$47,989	$130,928	$66,531	$13,938
Time deposits (2)	351,226	231,562	105,263	14,401	—
Operating lease obligations (3)	1,953	297	593	890	173

Total	$612,565	$279,848	$236,784	$81,822	$14,111

(1)	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2006.

(2)	Amounts include principal and interest due to recipient.

(3)	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The Office of Thrift Supervision requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2006 our bank met all the capital adequacy requirements to which it was subject.

At March 31, 2006, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the bank’s capital levels. From time to time, we may need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet capital amounts, ratios and requirements at March 31, 2006 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core ) capital to adjusted tangible assets	$64,833	9.20%	$28,192	4.00%	$35,240	5.00%

Tier 1 capital (to risk weighted assets)	$64,833	14.40%	N/A	N/A	27,022	6.00%

Total capital (to risk-weighted assets)	$66,408	14.75%	36,029	8.00%	45,036	10.00%

Tangible capital (to tangible assets)	$64,833	9.20%	10,572	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets mature at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at March 31, 2006:

	Term to Repricing, Repayment, or Maturity at March 31, 2006
	One Year or Less	Over One Year Through Five Years	Over Five Years and Insensitive	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$22,244	$—	$—	$22,244
Interest-bearing deposits in other financial institutions	12,774	2,676	—	15,450
Investment securities (1)	18,385	62,734	—	81,119
Stock of the FHLB, at cost	10,495	—	—	10,495
Loans - net of allowance for loan loss (2)	218,129	268,959	78,520	565,608
Loans held for sale	—	—	—	—

Total interest-earning assets	282,027	334,369	78,520	694,916
Non-interest earning assets			9,751	9,751

Total assets	$282,027	$334,369	$88,271	$704,667

Interest-bearing liabilities:
Interest-bearing deposits (3)	$289,703	$114,191	$—	$403,894
Advances from the FHLB	39,500	182,148	—	221,648
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	334,358	296,339	—	630,697
Other noninterest-bearing liabilities	—	—	4,026	4,026
Stockholders’ equity	—	—	69,944	69,944

Total liabilities and equity	$334,358	$296,339	$73,970	$704,667

Net interest rate sensitivity gap	$(52,331)	$38,030	$78,520	$64,219
Cumulative gap	$(52,331)	$(14,301)	$64,219	$64,219
Net interest rate sensitivity gap - as a % of interest earning assets	-18.56%	11.37%	100.00%	9.24%
Cumulative gap - as a % of cumulative
Interest earning assets	-18.56%	-2.32%	9.24%	9.24%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates.

(2)	The table reflects either contractual repricing dates or maturities.

(3)	The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our Bank regulators, the Office of Thrift Supervision. At December 31, 2005 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used 100 and 200 basis point decreases due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at December 31, 2005:

Assumed Interest Rate Change	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	($ in thousands)
Up 300 basis points	$(16,149)	(26.00)%	7.14%
Up 200 basis points	$(10,201)	(16.00)%	7.92%
Up 100 basis points	$(4,896)	(8.00)%	8.57%
Base	—	—	9.15%
Down 100 basis points	$4,079	7.00%	9.59%
Down 200 basis points	$7,547	12.00%	9.94%

The board of directors of our bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model for each 100 basis point movement. As of December 31, 2005 and June 30, 2005, the board’s established minimum was 7.5%, meaning that the net present value after a theoretical instantaneous increase or decrease in interest rates must be greater than 7.5%. The 7.14 % in the table above for a 300 basis point upward movement of interest rate was below the board requirement at December 31, 2005. To mitigate the increased risk, an additional $2.0 million in capital was contributed by BofI Holding, Inc. (parent) to the Bank during the quarter ended March 31, 2006. The additional capital is expected to increase the March 31, 2006 net present value and maintain future compliance with the 7.5% limit.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company’s size dictates that it conducts business with a minimal number of financial and administrative employees, which inherently results in a lack of documented controls and segregation of duties within the Company. Management will continue to evaluate the employees involved and the controls procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such added personnel. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented controls. The Company is working to document these controls and take other steps required to be in compliance with Section 404 of the Sarbanes –Oxley Act of 2002 as of June 30, 2008, the Company’s deadline under current implementing rules and regulations.

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

There were no repurchases of our common stock during the quarter ended March 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

BofI Holding, Inc.

Dated: May 10, 2006	By:	/s/ Gary Lewis Evans
Gary Lewis Evans
Chief Executive Officer
(Principal Executive Officer)