Form 10-K
period 2006-06-30
BofI Holding, Inc.
filed 2006-09-25
CIK 1299709

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the year ended June 30, 2006

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

Securities registered under Section 12(g) of the Exchange Act: None

Indicated by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒   No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒   No

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated file  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ National Market of $7.30 on July 31, 2006 was $43,622,887.

The number of shares of the Registrant’s common stock outstanding as of August 31, 2006 was 8,354,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2006 are incorporated by reference into Part III.

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

ii

PART I

Item 1. Business

Overview

BofI Holding, Inc. is the holding company for Bank of Internet USA, a consumer-focused, nationwide savings bank operating primarily through the Internet. We provide a variety of consumer banking services, focusing primarily on gathering retail deposits over the Internet and originating and purchasing multifamily and single-family mortgage loans and mortgage-backed securities. Our bank is distinguished by its design and implementation of an automated Internet-based banking platform and electronic workflow process that affords us low operating expenses and allows us to pass these savings along to our customers in the form of attractive interest rates and low fees on our products.

We operate our Internet-based bank from a single location in San Diego, California, currently serving approximately 23,000 retail deposit and loan customers across all 50 states. At June 30, 2006, we had total assets of $737.8 million, loans and mortgage-backed securities of $660.9 million and total deposits of $424.2 million. Our deposits consist primarily of interest-bearing checking and savings accounts and time deposits. Our loans held for investment are primarily first mortgages secured by multifamily (five or more units) and single family real property. Our mortgage-backed securities consist of investment grade mortgage pass-through securities issued by government-sponsored entities.

Our goal is to become a premier provider of consumer banking products and increase shareholder value through growth in our assets and earnings. From the fiscal year ended June 30, 2002 to the fiscal year ended June 30, 2006, we have:

•	Increased total assets from $217.6 million to $737.8 million;

•	Increased assets per employee from $10.4 million to $29.5 million;

•	Improved our efficiency ratio from 79.3% to 51.2%; and

•	Increased net income from $1.0 million to $3.3 million.

Our business strategy is to lower the cost of delivering banking products and services by leveraging technology, while continuing to grow our assets and deposits to achieve increased economies of scale. We have designed our automated Internet-based banking platform and workflow process to handle traditional banking functions with reduced paperwork and human intervention. Our thrift charter allows us to operate in all 50 states and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geographic location and price. We plan to continue to increase our deposits by attracting new customers with competitive pricing, targeted marketing and new products and services to serve specific demographics. We plan to continue to originate mortgage loans and to increase our originations of home equity loans and other consumer loans by attracting new customers through our websites. We also plan to continue to purchase high quality mortgage-backed securities and mortgage loan pools.

Our goals are to:

•	Increase our total assets to $1.0 billion;

•	Improve our annualized efficiency ratio to a level below 40%; and

•	Increase our annualized return on average common stockholder’s equity above 10.0%.

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

Lending and Investment Activities

General. We originate single-family mortgage loans on a nationwide basis, and currently originate multifamily loans primarily in California, Arizona, Texas, Washington and Colorado. We currently sell substantially all of the single-family loans that we originate and retain most of our multifamily loan originations. In addition, we purchase single family and multifamily mortgage loans from other lenders to hold in our portfolio. We purchase mortgage-backed securities when their risk-adjusted returns exceed those of our loan origination or loan purchase opportunities. Our originations, purchases and sales of mortgage loans include both fixed and adjustable interest rate loans. Originations are sourced, underwritten, processed, controlled and tracked primarily through our customized websites and software. We believe that, due to our automated systems, our lending business is highly scalable, allowing us to handle increasing volumes of loans and enter into new geographic lending markets with only a small increase in personnel, in accordance with our strategy of leveraging technology to lower our operating expenses.

Loan Products. Our loans primarily consist of first mortgage loans secured by single family and multifamily properties and, to a lesser extent, commercial properties. We also provide second mortgages in the form of home equity loans and lines of credit. Further details regarding our loan programs are discussed below:

•	Single-Family Loans. We offer fixed and adjustable rate, single-family mortgage loans in all 50 states, and provide both conforming and jumbo loans. Our largest single-family first mortgage loan was $3.1 million as of June 30, 2006. We currently sell substantially all of the single-family first mortgage loans that we originate on a nonrecourse basis to wholesale lending institutions, typically with servicing rights released to the purchaser. We also originate and hold adjustable rate and fixed rate home equity loans and lines of credit secured by second liens on single-family properties. Our home equity portfolio totaled $628,000 at June 30, 2006 and we intend to increase the size of this portfolio in the future.

•	Multifamily Loans. We currently originate adjustable rate multifamily mortgage loans primarily in California, Arizona, Texas, Washington and Colorado. In addition, we held multifamily loans secured by property in 26 states at June 30, 2006. We typically hold all of the multifamily loans that we originate and perform the loan servicing directly on these loans. Our multifamily loans as of June 30, 2006 ranged in amount from approximately $3,000 to $2.9 million and were secured by first liens on properties typically ranging from five to 70 units. We offer multifamily loans with interest rates that adjust based on a variety of industry standard indices, including U.S. Treasury security yields, LIBOR and Eleventh District Cost of Funds. Many of our loans originated and purchased typically have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps.

•	Commercial Loans. We originate a small volume of adjustable rate commercial real estate loans, primarily in California. We currently hold all of the commercial loans that we originate and perform the loan servicing on these loans. Our commercial loans as of June 30, 2006 ranged in amount from approximately $108,948 to $2.1 million, and were secured by first liens on mixed-use, shopping and retail centers, office buildings and multi-tenant industrial properties. We offer commercial loans on similar terms and interest rates as our multifamily loans.

•	Consumer Loans. We provide overdraft lines of credit for our qualifying deposit customers with checking accounts. We intend to offer other consumer loans like automobile and recreational vehicle loans in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end since 2002:

	At June 30,
	2006		2005		2004		2003		2002
	(Dollars in thousands)
Residential real estate loans:
Single family (one to four units)	$113,870	21.5%	$62,403	12.9%	$21,753	6.1%	$42,124	17.2%	$32,763	19.7%
Multifamily family (five units or more)	402,166	75.9%	406,660	84.2%	320,971	90.6%	191,426	78.0%	125,303	75.2%
Commercial real estate and land	13,743	2.6%	14,181	2.9%	11,659	3.3%	11,839	4.8%	8,396	5.0%
Consumer loans and other	81	0.0%	40	0.0%	63	0.0%	62	0.0%	109	0.1%

Total loans held for investment	$529,860	100%	$483,284	100%	$354,446	100%	$245,451	100%	$166,571	100%

Allowance for loan losses	(1,475)		(1,415)		(1,045)		(790)		(505)
Unamortized premiums, net of deferred loan fees	5,256		5,003		1,860		1,272		1,185

Net loans held for investment	$533,641		$486,872		$355,261		$245,933		$167,251

The following table sets forth the amount of loans maturing in our total loans held for investment at June 30, 2006 based on the contractual terms to maturity:

	Term to Contractual Repayment or Maturity
	Less Than Three Months	Over Three Months through One Year	Over One Year through Five Years	Over Five Years	Total
	(Dollars in thousands)
June 30, 2006	$1,082	—	$2,986	$525,792	$529,860

The following table sets forth the amount of our loans at June 30, 2006 that are due after June 30, 2007 and indicates whether they have fixed or floating or adjustable interest rate loans:

	Fixed	Floating or Adjustable	Total
	(Dollars in thousands)
Single family (one to four units)	$1,088	$112,782	$113,870
Multifamily (five units or more)	29,275	372,890	402,165
Commercial real estate and land	83	12,660	12,743
Consumer

Total	$30,446	$498,332	$528,778

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties at June 30, 2006:

Percent of Loan Principal Secured by Real Estate Located in State

State	Total Real Estate Loans	Single Family	Multifamily	Commercial and Land
California-south (1)	35.61%	16.42%	40.44%	53.02%
California-north (2)	10.31%	22.83%	7.04%	2.14%
Colorado	6.95%	2.97%	7.73%	17.17%
Washington	7.94%	1.82%	9.94%	—
Arizona	6.41%	3.55%	7.26%	5.43%
Texas	4.74%	0.69%	5.90%	4.25%
Oregon	4.78%	1.80%	5.79%	—
Florida	4.43%	8.58%	3.41%	—
Illinois	5.07%	9.97%	3.76%	3.05%
All other states	13.76%	31.37%	8.73%	14.94%

	100%	100%	100%	100%

(1)	Consists of loans secured by real property in California with zip code ranges from 90000 to 92999.
(2)	Consists of loans secured by real property in California with zip code ranges from 93000 to 96999.

Another measure of credit risk is the ratio of the loan amount to the value of the property securing the loan (called loan-to-value ratio or LTV). The following table shows the LTVs of our loan portfolio on weighted average and median bases at June 30, 2006. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan at the time of the funding or, for certain purchased seasoned loans, an adjusted appraised value based upon an independent review at the time of the purchase.

	Total Real Estate Loans	Single Family	Multifamily	Commercial and Land
Weighted Average LTV	51.77%	59.82%	49.66%	46.95%
Median LTV	51.00%	61.97%	46.11%	38.33%

Lending Activities. The following table summarizes the volumes of real estate loans originated, purchased and sold for each fiscal year since 2002:

	For the Fiscal Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans Held for Sale:
Single family (one to four units):
Beginning balance	$189	$435	$3,602	$128	$22
Loan originations	20,762	19,312	76,550	124,739	6,994
Loans purchases	—	—	—	—	—
Proceeds from sale of loans held for sale	(21,059)	(19,652)	(80,081)	(122,042)	(6,932)
Gains on sales of loans held for sale	108	94	364	778	67
Other	—	—	—	(1)	(23)

Ending balance	$—	$189	$435	$3,602	$128

Loans Held for Investment:
Single family (one to four units):
Beginning balance	$62,403	$21,753	$42,124	$32,763	$118,377
Loan originations	759	3,380	1,641	1,838	3,595
Loans purchases	78,778	50,623	7,855	32,919	7,792
Loans sold	—	—	—	—	—
Principal repayments	(28,070)	(13,353)	(29,867)	(25,396)	(97,024)
Other	—	—	—	—	23

Ending balance	$113,870	$62,403	$21,753	$42,124	$32,763

Multifamily (five units or more):
Beginning balance	$406,660	$320,971	$191,426	$125,303	$12,878
Loan originations	6,142	36,241	57,337	49,949	29,970
Loans purchases	84,990	108,826	120,264	48,267	123,349
Loans sold	—	—	—	—	—
Principal repayments	(95,626)	(59,378)	(48,056)	(32,093)	(40,894)
Other	—	—	—	—	—

Ending balance	$402,166	$406,660	$320,971	$191,426	$125,303

Commercial real estate and land:
Beginning balance	$14,181	$11,659	$11,839	$8,397	$8,122
Loan originations	752	5,715	5,467	6,784	1,073
Loans purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(1,190)	(3,193)	(5,647)	(3,342)	(798)
Other	—	—	—	—	—

Ending balance	$13,743	$14,181	$11,659	$11,839	$8,397

Consumer loans and other:
Beginning balance	$40	$63	$62	$108	$78
Loan originations	67	26	33	38	21
Loans purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(26)	(49)	(33)	(108)	8
Other			1	24	1

Ending balance	$81	$40	$63	$62	$108

TOTAL LOANS HELD FOR INVESTMENT	$529,860	$483,284	$354,446	$245,451	$166,571
Allowance for loan losses	(1,475)	(1,415)	(1,045)	(790)	(505)
Unamortized premiums, net of deferred loan fees	5,256	5,003	1,860	1,272	1,185

NET LOANS	$533,641	$486,872	$355,261	$245,933	$167,251

The following table summarizes the amount funded, the number and the size of real estate loans originated and purchased for each fiscal year since 2002:

	For the Fiscal Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Type of Loan
Single family (one to four units):
Loans originated
Amount funded	$21,521	$22,692	$78,191	$126,577	$10,589
Number of loans	79	83	317	560	46
Average loan size	$272	$273	$247	$226	$230
Loans purchased
Amount funded	$78,778	$50,623	$7,855	$32,919	$7,792
Number of loans	240	208	11	68	130
Average loan size	$328	$243	$714	$484	$60
Multifamily (five or more units):
Loans originated
Amount funded	$6,142	$36,241	$57,337	$49,949	$29,970
Number of loans	14	53	84	80	50
Average loan size	$439	$684	$683	$624	$599
Loans purchased
Amount funded	$84,990	$108,826	$120,264	$48,267	$123,349
Number of loans	199	152	116	79	315
Average loan size	$427	$716	$1,037	$611	$392
Commercial real estate and land:
Loans originated
Amount funded	$752	$5,715	$5,467	$6,784	$1,073
Number of loans	2	7	5	6	3
Average loan size	$376	$816	$1,093	$1,131	$358
Loans purchased
Amount funded	—	—	—	—	—
Number of loans	—	—	—	—	—
Average loan size	—	—	—	—	—

Loan Marketing. We market our lending products through a variety of channels depending on the product. We market single-family mortgage loans in all 50 states to Internet comparison shoppers through our purchase of advertising on search engines, such as Google and Yahoo, and popular product comparison sites, such as Bankrate.com. We market multifamily loans primarily in five states through Internet search engines and through traditional origination techniques, such as direct mail marketing, personal sales efforts and limited media advertising.

Loan Originations. We originate loans through three different origination channels: online retail, online wholesale and direct.

•	Online Retail Loan Origination. We originate single family and multifamily mortgage loans directly online through our websites, where our customers can review interest rates and loan terms, enter their loan applications and lock in interest rates directly over the Internet.

•	Single Family Loan Websites. Our primary website for all loans, including single family loans, is located at www.bankofinternet.com/LoanCenter/. We maintain and update the rate and other information on this website. When we receive single family first mortgage loan applications, we outsource processing of the loan application to a third-party processor, which handles all of the tasks of underwriting and processing the loan. Customers seeking direct contact with a loan officer during the application process are directed to a loan officer at the third-party loan processor. When we receive home equity loan second mortgage applications, we internally process and underwrite the loan with our personnel.

•	Multifamily Loan Website. Our primary website for multifamily loans is located at www.ApartmentBank.com, where customers can obtain loan rates and terms, prequalify loan requests, submit loan applications, communicate with loan officers and monitor loan processing in a secure, online environment. Multifamily loan applications are underwritten and processed internally by our personnel. We designed our multifamily website and underlying software to expedite the origination, processing and management of multifamily loans. For example, customers can directly input or import loan application data electronically, or submit data by facsimile. Once a customer begins an online application, he or she can save the application and resume the process at a later date through a secure password. Our software determines which forms are needed, populates the forms and allows multiple parties, such as guarantors, to access the application.

•	Online Wholesale Loan Origination. We have developed relationships with independent multifamily loan brokers in our five primary multifamily markets, and we manage these relationships and our wholesale loan pipeline through our “Broker Advantage” website. Through this password-protected website, our approved independent loan brokers can compare programs, terms and pricing on a real time basis and communicate with our staff.

•	Direct Loan Origination. We employ one loan originator who directly originates multifamily and commercial loans. Our internal software, known as “Origination Manager,” allows the loan originator to have direct online access to our multifamily loan origination system and originate and manage their loan portfolios in a secure online environment from anywhere in the nation. Routine tasks are automated, such as researching loan program and pricing updates, prequalifying loans, submitting loan applications, viewing customer applications, credit histories and other application documents and monitoring the status of loans in process.

Loan Purchases. We purchase selected single family and multifamily loans from other lenders to supplement and diversify our loan portfolio geographically. We currently purchase loans from major banks or mortgage companies. At June 30, 2006, approximately $355.4 million, or 67.10%, of our loan portfolio was acquired from other lenders who are servicing the loans on our behalf, of which 69.8% were multifamily loans and 30.2% were single family loans.

Loan Servicing. We typically retain servicing rights for all multifamily loans that we originate. We typically do not acquire servicing rights on purchased single family and multifamily loans, and we typically release-servicing rights to the purchaser when we sell single family loans that we originate.

Loan Underwriting Process and Criteria. We individually underwrite all multifamily, commercial, and single family second-lien mortgage loans that we originate and all loans that we purchase. We outsource to a third-party processor the underwriting of all single family first lien loans that we originate, based on underwriting criteria that we establish and provide to the processor. Our loan underwriting policies and procedures are written and adopted by our board of directors and our loan committee. Each loan, regardless of how it is originated, must meet underwriting criteria set forth in our lending policies and the requirements of applicable lending regulations of the OTS.

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

At June 30, 2006, Bank of Internet’s loans-to-one-borrower limit was $9.8 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2006, no single loan was larger than $3.1 million and our largest single lending relationship had an outstanding balance of $4.0 million.

Asset Quality and Credit Risk. For every quarter from inception to June 30, 2006, we had no nonperforming assets or troubled debt restructurings, no foreclosures and no specific loan loss allowances. Since our history is limited, we expect in the future to have additional loans that default or become nonperforming. Nonperforming assets are defined as nonperforming loans and real estate acquired by foreclosure or deed-in-lieu thereof. Generally nonperforming loans are defined as nonaccrual loans and loans 90 days or more overdue but still accruing interest to the extent applicable. Troubled debt restructurings are defined as loans that we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal or interest payments. Our policy in the event of nonperforming assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans past due 90 days or more, unless the individual borrower circumstances dictate otherwise.

Mortgage-backed Securities Portfolio. In addition to loans, we invest in mortgage-backed securities consisting of investment grade single-family mortgage pass-through securities issued by government-sponsored entities. We invest in mortgage-backed securities to supplement our loan portfolio originations and purchases and to manage excess liquidity. During the fiscal year ended June 30, 2006, we increased our purchases of mortgage-backed securities because we believed the mortgage-backed securities provided better risk adjusted yields than certain single-family whole loan originations or whole loan pools. We also buy and sell mortgage-backed securities to facilitate liquidity and to help manage our interest rate risk.

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

The following table sets forth, at June 30, 2006, the dollar amount of our investment portfolio by type, based on the contractual terms to maturity and the weighted average yield for each range of maturities:

	Total Amount		Due within One Year		After One but within Five Years		After Five but within Ten Years		After Ten Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
	(Dollars in thousands)
Mortgage-backed Securities Available-for-Sale:
GNMA MBS (2)	$2,402	5.00%	$47	5.00%	$215	5.00%	$336	5.00%	$1,804	5.00%
FHLMC MBS (2)	70,120	5.26%	1,061	5.03%	4,826	5.06%	7,588	5.11%	56,645	5.30%
FNMA MBS (2)	56,214	4.29%	1,031	4.27%	4,592	4.28%	6,960	4.28%	43,631	4.30%

Total debt securities	$128,736	4.83%	$2,139	4.66%	$9,633	4.69%	$14,884	4.72%	$102,080	4.87%

Total fair value of debt securities	$127,261	4.83%	$2,117	4.66%	$9,522	4.69%	$14,711	4.72%	$100,911	4.87%

Investment Securities Held to Maturity:
U.S. Government and Agency	$8,471	4.63%	$3,475	2.65%	$4,996	6.00%	$—	—	$—	—
FHLMC MBS (2)	3,785	4.21%	72	4.21%	322	4.21%	486	4.21%	2,905	4.21%
FNMA MBS (2)	119	5.54%	1	5.54%	5	5.54%	9	5.54%	104	5.54%

Total debt securities	$12,375	4.51%	$3,548	2.68%	$5,323	5.89%	$495	4.23%	$3,009	4.25%

Total fair value of debt securities	$12,209	4.51%	$3,498	2.68%	$5,301	5.89%	$482	4.23%	$2,928	4.25%

(1)	Weighted average yield is based on amortized cost of the securities.
(2)	Mortgage-backed securities are allocated based on contractual principal maturities, assuming no prepayments.

The following table sets forth changes in our investment portfolio for each fiscal year since 2002:

	2006	2005	2004	2003	2002
	(Dollars in thousands)
Securities at beginning of period (1)	$70,477	$3,665	$441	$726	$1,522
Purchases	100,408	97,695	3,409	—	—
Sales	—	(18,667)	—	—	—
Repayments, prepayments and amortization of premium	(29,764)	(12,226)	(185)	(285)	(796)
(Decrease) increase in unrealized gains/losses on available-for-sale securities (2)	(1,485)	10	—	—	—

Securities at end of period (1)	$139,636	$70,477	$3,665	$441	$726

(1)	Includes both available for sale and held to maturity portfolios.
(2)	Through June 30, 2004, we did not have any securities designated as available-for-sale.

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

Under our allowance for loan loss policy, impairment calculations are determined based on general portfolio data for general reserves and loan level data. Specific loans are evaluated for impairment and are generally classified as nonperforming or in foreclosure if they are 90 days or more delinquent. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected from the sale of collateral.

General loan loss reserves are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated impairment rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. We use an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios, measured at the time the loan was funded. The internal asset review committee of our board of directors reviews and approves the bank’s calculation methodology. Specific reserves are to be calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve is based on discounted cash flows, observable market prices or the estimated value of underlying collateral. For every quarter from inception to June 30, 2006, we had no nonperforming assets or troubled debt restructurings, no foreclosures sales and no specific loan loss allowances.

The following table sets forth the changes in our allowance for loan losses, by loan type, from July 1, 2001 through June 30, 2006. From inception through June 30, 2006, we have not recorded any specific loan loss reserves or any loan charge-offs or recoveries:

	Single Family	Multifamily	Commercial Real Estate and Land	Consumer	Total	Total Allowance as a Percentage of Total Loans
	(Dollars in thousands)
Beginning balance at July 1, 2001	198	76	33	3	310	0.22%

Provision for loan losses	(107)	300	2	—	195

Balance at June 30, 2002	91	376	35	3	505	0.30%

Provision for loan losses	(14)	302	—	(3)	285

Balance at June 30, 2003	77	678	35	—	790	0.32%

Provision for loan losses	(35)	284	6	—	255

Balance at June 30, 2004	42	962	41	—	1,045	0.29%

Provision for loan losses	101	253	16	—	370

Balance at June 30, 2005	143	1,215	57	—	1,415	0.29%

Provision for loan losses	82	(19)	(3)	—	60

Balance at June 30, 2006	$225	$1,196	$54	$—	$1,475	0.28%

The following table sets forth how our allowance for loan losses is allocated by type of loan at each of the dates indicated:

	June 30, 2006		June 30, 2005		June 30, 2004		June 30, 2003		June 30, 2002
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
Single family	$225	15.25%	$143	10.11%	$42	4.02%	$77	9.75%	$91	18.02%
Multifamily	1,196	81.09%	1,215	85.86%	962	92.06%	678	85.82%	376	74.46%
Commercial real estate and land	54	3.66%	57	4.03%	41	3.92%	35	4.43%	35	6.93%
Consumer	—	—	—	—	—	—	—	—	3	0.59%

Total	$1,475	100%	$1,415	100%	$1,045	100%	$790	100%	$505	100%

Deposit Products and Services

Deposit Products. We offer a full line of deposit products over the Internet to customers in all 50 states. Our deposit products consist of demand deposits (interest bearing and non-interest bearing), savings accounts and time deposits. Our customers access their funds through ATMs, debit cards, Automated Clearing House funds (electronic transfers) and checks. We also offer the following additional services in connection with our deposit accounts:

•	Online Bill Payment Service. Customers can pay their bills online through electronic funds transfer or a written check prepared and sent to the payee.

•	Online Check Imaging. Online images of cancelled checks and deposit slips are available to customers 24 hours a day. Images of cancelled checks are available real time (at the time the check clears our bank) and may be printed or stored electronically.

•	ATM Cards or VISA(R) Check Cards. Each customer may choose to receive a free ATM card or VISA® check card upon opening an account. Customers can access their accounts at ATMs and any other location worldwide that accept VISA® check cards. We do not charge a fee for ATM/VISA® usage, and we reimburse our customers up to $10 per month for fees imposed by third-party operators of ATM/VISA® locations.

•	Overdraft Protection. Overdraft protection, in the form of an overdraft line of credit, is available to all checking account customers who request the protection and qualify.

•	Electronic Statements. Statements are produced and imaged automatically each month and may be printed or stored electronically by the customer.

Deposit Marketing. We currently market to deposit customers through targeted, online marketing in all 50 states by purchasing “key word” advertising on Internet search engines, such as Google, and placement on product comparison sites, such as Bankrate.com. We target deposit customers based on demographics, such as age, income, geographic location and other criteria.

As part of our deposit marketing strategies, we actively manage deposit interest rates offered on our websites and displayed in our advertisements. Senior management is directly involved in executing overall growth and interest rate guidance established by our asset/liability committee, or ALCO. Within these parameters, management and staff survey our competitors’ interest rates and evaluate consumer demand for various products and our existing deposit mix. They then establish our marketing campaigns accordingly and monitor and adjust our marketing campaigns on an ongoing basis. Within minutes our management and staff can react to changes in deposit inflows and external events by altering interest rates reflected on our websites and in our advertising. Our external advertising cost per new account was approximately $20.34, $8.19 and $4.52 for the fiscal years 2006, 2005 and 2004, respectively.

The number of deposit accounts at June 30, 2006 and at each of June 30, 2005, 2004, 2003 and 2002 is set forth below.

	At June 30,
	2006	2005	2004	2003	2002
Checking and savings accounts	8,195	8,829	9,588	5,626	3,287
Time deposits	14,303	10,998	4,065	3,943	3,080

Total number of deposit accounts	22,498	19,827	13,653	9,569	6,367

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at June 30, 2006 and at each of June 30, 2005, 2004, 2003 and 2002:

	At June 30,
	2006		2005		2004		2003		2002
	Amount	Rate (1)	Amount	Rate (1)	Amount	Rate (1)	Amount	Rate (1)	Amount	Rate (1)
	(Dollars in thousands)
Noninterest-bearing	$1,203	—	$8,225	—	$2,279	—	$3,299	—	$1,405	—
Interest-bearing:
Demand	35,978	2.79%	33,187	1.93%	26,725	1.35%	29,902	1.38%	34,283	3.07%
Savings	28,980	3.58%	50,408	2.13%	94,120	1.96%	18,823	1.91%	7,977	1.87%
Time deposits:
Under $100,000	228,204	4.52%	178,566	3.60%	88,082	3.44%	95,489	3.93%	82,889	4.23%
$100,000 or more	129,839	4.54%	90,665	3.54%	58,635	3.20%	46,479	3.96%	41,064	4.18%

Total time deposits	358,043	4.52%	269,231	3.58%	146,717	3.35%	141,968	3.94%	123,953	4.21%

Total interest-bearing	423,001	4.31%	352,826	3.22%	267,562	2.66%	190,693	3.34%	166,213	3.86%

Total deposits	$424,204	4.30%	$361,051	3.14%	$269,841	2.64%	$193,992	3.28%	$167,618	3.83%

(1)	Based on weighted average stated interest rates at the end of the period.

The following tables set forth the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated:

	2006			2005			2004			2003			2002
	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
	(Dollars in thousands)
Demand	$35,693	$962	2.70%	$28,330	$483	1.70%	$29,600	$416	1.41%	$33,213	$735	2.21%	$17,518	$487	2.78%
Savings	36,595	1,078	2.95%	76,842	1,599	2.08%	64,197	1,252	1.95%	8,160	119	1.46%	10,873	272	2.50%
Time deposits	321,817	12,890	4.01%	205,530	6,856	3.34%	132,166	4,866	3.68%	142,903	5,854	4.10%	123,812	6,196	5.00%

Total interest bearing deposits	394,105	14,930	3.79%	310,702	8,938	2.88%	225,963	6,534	2.89%	184,276	6,708	3.64%	152,203	6,955	4.57%

Total deposits	$398,126	$14,930	3.75%	$315,448	$8,938	2.83%	$227,966	$6,534	2.87%	$186,032	$6,708	3.61%	$153,028	$6,955	4.54%

The following table shows the maturity dates of our certificates of deposit at June 30, 2006, 2005 and 2004:

	2006	2005	2004
Within 12 months	$245,726	$159,670	$80,365
13 to 24 months	70,283	46,492	23,018
25 to 36 months	28,317	39,784	14,760
37 to 48 months	8,685	15,772	14,309
49 months and thereafter	5,032	7,513	14,265

Total	$358,043	$269,231	$146,717

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at June 30, 2006, 2005 and 2004:

	Term to Maturity
	Within Three Months	Over Three Months through Six Months	Over Six Months through One Year	Over One Year	Total
	(Dollars in thousands)
June 30, 2006
Time deposits with balances of $100,000 or more	$29,696	$18,624	$42,006	$39,513	$129,839

June 30, 2005
Time deposits with balances of $100,000 or more	$15,636	$15,461	$25,355	$34,213	$90,665

June 30, 2004
Time deposits with balances of $100,000 or more	$13,355	$11,784	$10,599	$22,897	$58,635

Borrowings

In addition to deposits, we have historically funded our asset growth through advances from the FHLB. Our bank can borrow up to 35.0% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. Based on loans and securities pledged at June 30, 2006, we had a total borrowing capacity of approximately $258.0 million, of which $233.4 million was outstanding and $24.6 million was available. At June 30, 2006, we also had a $10.0 million unsecured fed funds purchase line with a major bank under which no borrowings were outstanding.

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

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 7.59% at June 30, 2006, with interest to be paid quarterly starting in February 2005.

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the fiscal years ended June 30, 2006, 2005, 2004, 2003 and 2002:

	At of For The Fiscal Years Ended June 30,
	2006	2005	2004	2003	2002
Advances from the FHLB (1):
Average balance outstanding	$193,632	$122,166	$69,932	$35,343	$22,764
Maximum amount outstanding at any month-end during the period	236,177	172,562	101,446	55,900	29,900
Balance outstanding at end of period	236,177	172,562	101,446	55,900	29,900
Average interest rate at end of period	4.19%	3.49%	3.19%	4.40%	5.05%
Average interest rate during period	3.86%	3.45%	3.79%	4.86%	5.02%
Notes payable:
Average balance outstanding	—	$2,541	$1,119	—	—
Maximum amount outstanding at any month-end during the period	—	5,000	3,060	—	—
Balance outstanding at end of period	—	—	1,300	—	—
Average interest rate at end of period	—	—	5.25%	—	—
Average interest rate during period (2)	—	6.19%	5.36%	—	—
Notes payable — related party:
Average balance outstanding	—	—	—	—	$487
Maximum amount outstanding at any month-end during the period	—	—	—	—	1,570
Balance outstanding at end of period	—	—	—	—	—
Average interest rate at end of period	—	—	—	—	—
Average interest rate during period	—	—	—	—	9.45%
Junior subordinated debentures:
Average balance outstanding	$5,155	$2,782	—	—	—
Maximum amount outstanding at any month-end during the period	5,155	5,155	—	—	—
Balance outstanding at end of period	5,155	5,155	—	—	—
Average interest rate at end of period	7.59%	5.68%	—	—	—
Average interest rate during period	7.02%	5.47%	—	—	—

(1)	Advances from the FHLB have been reduced by debt issue costs of $ 223, $338 and $454 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.
(2)	Rate excludes impact of write-off of $46,000 in deferred loan costs as a result of prepaying the note payable in March 2005.

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

The following summarizes our current technology resources:

Core Banking Systems. We outsource substantially all of our core banking systems. The outsourcer is responsible for all of our basic core processing applications, including general ledger, loans, deposits, ATM networks, electronic fund transfers, item processing and imaging. These outsourced services for our core banking systems are located in California, Kansas and North Carolina, with a backup location in New York. Our bill pay system is also outsourced. We use a variety of vendors to provide automated information for our customers, including credit, identity authentication, tax status and property appraisal.

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

We continually evaluate the systems, services and software used in our operations to ensure that they meet high standards of security. The following are among the security measures that are currently in place:

•	Encrypted Transactions. All banking transactions and other appropriate Internet communications are encrypted so that sensitive information is not transmitted over the Internet in a form that can be read or easily deciphered.

•	Secure Log-on. To protect against the possibility of unauthorized downloading of a customer’s password protected files, user identification and passwords are not stored on the Internet or our web server.

•	Authenticated Session Integrity. An authenticated user is any user who signs onto our website with a valid user ID and password. To protect against fraudulent bank customers, our server is programmed to alert our core processing vendor of any attempted illegitimate entry so that its staff can quickly investigate and respond to such attempts.

•	Physical Security. Our servers and network computers reside in secure facilities. Currently, computer operations supporting our outsourced core banking systems are based in Lenexa, Kansas with backup facilities in Houston, Texas. Only employees with proper photographic identification may enter the primary building. The computer operations are located in a secure area that can be accessed only by using a key card and further password identification. In addition, our marketing and account opening servers reside in a secure third-party location in San Diego with a mirror site at our corporate offices. These servers are on a different network separate from our outsourced core back-office processing system and maintain the same level of security services as our outsourced core processing servers in Lenexa, Kansas.

•	Service Continuity. Our core system outsourcer and our bank provide a fully redundant network. Our server is also “mirrored.” This network and server redundancy is designed to provide reliable access to our bank. However, if existing customers are not able to access their accounts over the Internet, customers retain access to their funds through paper checks, ATM cards, customer service by telephone and an automated telephone response system.

•	Monitoring. All customer transactions on our servers produce one or more entries into transaction logs, which we monitor for unusual or fraudulent activity. We are notified and log any attempt by an authenticated user to modify a command or request from our websites. Additionally, all financial transactions are logged, and these logs are constantly reviewed for abnormal or unusual activity.

Intellectual Property and Proprietary Rights

We register our various Internet URL addresses with service companies, and work actively with bank regulators to identify potential naming conflicts with competing financial institutions. Policing unauthorized use of proprietary information is difficult and litigation may be necessary to enforce our intellectual property rights.

We own the Internet domain names “bankofinternet.com,” “bofi.com,” “apartmentbank.com,” “seniorbofi.com,” “myrvbank.com,” “insurancesales.com,” “investmentsales.com,” “bancodeinternet.com” and many other similar names. Domain names in the United States and in foreign countries are regulated, and the laws and regulations governing the Internet are continually evolving. Additionally, the relationship between regulations governing domain names and laws protecting intellectual property rights is not entirely clear. As a result, we may in the future be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademark and other intellectual property rights.

Employees

At June 30, 2006, we had two part-time and 24 full time employees (or 25 full time equivalent employees). None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2006, Bank of Internet USA met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OTS for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Bank of Internet USA is not subject to any such individual minimum regulatory capital requirement and our regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or QTL, test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the Code. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of Bank of Internet USA’s business. The required percentage of qualified thrift investments under the HOLA is 65% of portfolio. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2006, Bank of Internet USA was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and nonpersonal time deposits. At June 30, 2006, Bank of Internet USA was in compliance with these requirements.

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

Item 1A. Risk Factors

See Management Discussion and Analysis of Financial Condition and Results of Operations - “Factors that May Affect Our Performance.”

Item 1B. Unresolved Staff Comments

None.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading on the NASDAQ National Market on March 15, 2005 under the symbol “BOFI.” There were 8,380,725 shares of common stock outstanding held by 143 registered owners as of June 30, 2006. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter since our initial public offering. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is U.S. Stock Transfer of Glendale, California.

	BofI Holding, Inc. Common Stock
	High	Low
Quarter ended:
March 31, 2005	$12.00	$10.46
June 30, 2005	$11.45	$8.25
September 30, 2005	$9.95	$8.00
December 31, 2005	$9.76	$7.54
March 31, 2006	$8.09	$6.27
June 30, 2006	$8.23	$7.24

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

Recent Sales of Unregistered Securities and Other Securities Matters

Stock Repurchases

On June 30, 2005, our board of directors approved a common stock buyback program to purchase up to 5% of BOFI outstanding common shares when and if the opportunity arises. The buyback program became effective on August 23, 2005 with no termination date. The program authorizes BOFI to buy back common stock at its discretion, subject to market conditions.

The following table sets forth the repurchases of our common stock for the fiscal year ended June 30, 2006 by quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Quarter ended September 30, 2005:
July 1, 2005 to September 30, 2005	—	—	—	414,991
Subtotal – Quarter end September 30, 2005	—	—	—	414,991
Quarter ended December 31, 2005:
October 1, 2005 to October 31, 2005	—	—	—	414,991
November 1, 2005 to November 30, 2005	44,000	$8.44	44,000	370,991
December 1, 2005 to December 31, 2005	63,000	8.13	63,000	307,991

Subtotal – Quarter end December 31, 2005	107,000	8.25	107,000	307,991
Quarter ended March 31, 2006:
January 1, 2006 to March 31, 2006	—	—	—	307,991
Subtotal – Quarter end March 31, 2006	—	—	—	307,991
Quarter ended June 30, 2006:
April 1, 2006 to April 30, 2006	—	—	—	307,991
May 1, 2006 to May 31, 2006	—	—	—	307,991
June 1, 2006 to June 30, 2006	56,500	7.82	56,500	251,491

Subtotal – Quarter end June 30, 2006	56,500	7.82	56,500	251,491

Total – Year end June 30, 2006	163,500	$8.10	163,500	251,491

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2006. There were no securities issued under equity compensation plans not approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a))
Equity compensation plans approved by security holders	833,569	$7.13	424,278
Equity compensation plans not approved by security holders	—	—	N/A

Total	833,569	$7.13	424,278

Item 6. Selected Financial Data

The following selected consolidated financial information should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
	2006	2005	2004	2003	2002
Selected Balance Sheet Data:
Total assets	$737,835	$609,508	$405,039	$273,464	$217,614
Loans held for investment, net of allowance for loan losses	533,641	486,872	355,261	245,933	167,251
Loans held for sale, at cost	—	189	435	3,602	128
Allowance for loan losses	1,475	1,415	1,045	790	505
Mortgage-backed securities	127,261	62,766	—	—	—
Investment securities	12,375	7,711	3,665	441	726
Total deposits	424,204	361,051	269,841	193,992	167,618
Advances from the FHLB	236,177	172,562	101,446	55,900	29,900
Note payable	—	—	1,300	—	—
Junior subordinated debentures	5,155	5,155	—	—	—
Total stockholders’ equity	70,246	68,650	31,759	22,885	19,501
Selected Income Statement Data:
Interest and dividend income	$32,713	$22,481	$15,772	$13,514	$11,641
Interest expense	22,758	13,512	9,242	8,426	8,144

Net interest income	9,955	8,969	6,530	5,088	3,497
Provision for loan losses	60	370	255	285	195

Net interest income after provision for loan losses	9,895	8,599	6,275	4,803	3,302
Noninterest income	1,342	907	1,190	1,349	297
Noninterest expense	5,789	4,745	3,819	3,158	3,008

Income before income tax expense (benefit)	5,448	4,761	3,646	2,994	591
Income tax expense (benefit)	2,182	1,892	1,471	1,264	(429)

Net income	$3,266	$2,869	$2,175	$1,730	$1,020

Net income attributable to common stock	$2,906	$2,464	$2,035	$1,730	$1,020

Per Share Data:
Net income:
Basic	$0.35	$0.43	$0.45	$0.39	$0.25
Diluted	$0.34	$0.40	$0.39	$0.34	$0.21
Book value per common share	$7.77	$7.47	$5.57	$5.11	$4.50
Tangible book value per common share	$7.77	$7.47	$5.57	$5.11	$4.50
Weighted average number of common shares outstanding:
Basic	8,340,973	5,696,984	4,502,284	4,468,296	4,128,051
Diluted	8,516,278	6,190,312	5,160,482	5,134,940	4,795,401
Common shares outstanding at end of period	8,380,725	8,299,823	4,506,524	4,474,351	4,334,401
Performance Ratios and Other Data:
Loan originations for investment	$7,720	$45,362	$64,478	$58,609	$34,659
Loan originations for sale	20,762	19,312	76,550	124,739	6,994
Loan purchases	165,906	163,384	129,193	81,778	132,298
Return on average assets	0.49%	0.59%	0.67%	0.71%	0.53%
Return on average common stockholders’ equity	4.56%	6.73%	8.42%	7.87%	6.32%
Interest rate spread (1)	1.12%	1.61%	1.81%	1.76%	1.45%
Net interest margin (2)	1.51%	1.87%	2.04%	2.11%	1.83%
Efficiency ratio (3)	51.24%	48.05%	49.47%	49.06%	79.28%
Capital Ratios:
Equity to assets at end of period	9.52%	11.26%	7.84%	8.37%	8.96%
Tier 1 leverage (core) capital to adjusted tangible assets (4)	8.91%	9.02%	7.84%	8.09%	8.65%
Tier 1 risk-based capital ratio (4)	15.25%	14.08%	11.11%	11.40%	13.76%
Total risk-based capital ratio (4)	15.59%	14.45%	11.48%	11.81%	14.13%
Tangible capital to tangible assets (4)	8.91%	9.02%	7.84%	8.09%	8.65%
Asset Quality Ratios:
Net charge-offs to average loans outstanding (5)	—	—	—	—	—
Nonperforming loans to total loans (5)	—	—	—	—	—
Allowance for loan losses to total loans held for investment at end of period	0.28%	0.29%	0.29%	0.32%	0.30%
Allowance for loan losses to nonperforming loans (5)	—	—	—	—	—

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income.
(4)	Reflects regulatory capital ratios of Bank of Internet USA only.
(5)	For every quarter from inception to June 30, 2006, we had no nonperforming assets or troubled debt restructurings, no foreclosures and no specific loan loss allowances.

“NM” means not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

From June 2004 to June 2006, we grew from total assets of $405.0 million to total assets of $737.8 million. Net income has grown from $2.2 million for the fiscal year ended June 30, 2004 to $3.3 million for the fiscal year ended June 30, 2006. During the last three fiscal years, we have operated with net interest margins (net interest income as a percentage of average interest-earning assets) ranging from 1.51% to 2.04%. During the same three-year period, our level of assets per employee improved from $16.2 million to $29.5 million.

We successfully completed our initial public offering in March 2005. Net proceeds from this offering totaled $31.3 million. We believe the additional capital raised in the offering will support our asset growth to $1 billion.

Net income for the fiscal year ended June 30, 2006 was $3.3 million, or $0.34 per diluted share, as compared to $2.9 million, or $0.40 per diluted share, in fiscal 2005 and $2.2 million or $0.39 per diluted share, in 2004. Growth in our balance sheet, particularly our loans and our deposits, has been the primary driver of the increase in net income. Higher interest earning assets caused net interest income (interest income from loans and investments minus interest expense from deposits and borrowings) to grow to $10.0 million for the fiscal year ended June 30, 2006 compared to $9.0 million for fiscal 2005 and $6.5 million for 2004.

Total assets at June 30, 2006 were $737.8 million as compared to $609.5million at June 30, 2005 and $405.0 million at June 30, 2004. Assets grew $128.3 million or 21.1% during the last fiscal year primarily due to the purchase of mortgage-backed securities and the origination and purchase of mortgage loans held for investment. These investments were funded with growth in deposits and advances from the FHLB. Total assets grew $204.5 million or 50.5% in fiscal 2005 and $131.5 million or 48.1% in fiscal 2004 from the previous year, primarily as a result of loan originations and purchases.

Our future performance will depend on many factors, including changes in interest rates, competition for deposits and quality loans, regulatory burden and our ability to improve operating efficiencies. (See “Factors that May Affect our Performance”). Our earnings rely on our net interest income and during the last two years our net interest margin has been negatively influenced by a general decline in the historical spread between short term and long-term rates earned on U.S. Treasury securities, “flattening of the yield curve.” Our net interest margin declined from 2.04% for the fiscal year ended June 30, 2004 to 1.51% for the fiscal year ended June 30, 2006. Until the flattening yield curve reverses, our net interest margin will likely continue to decline.

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

Under the allowance for loan loss policy, impairment calculations are determined based on general portfolio data for general reserves and loan level data for specific reserves. Specific loans are evaluated for impairment and are generally classified as nonperforming or in foreclosure when they are 90 days or more delinquent. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected primarily from the sale of collateral.

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

	For the Fiscal Years Ended June 30,
	2006			2005			2004
	Average Balance (1)	Interest Income/ Expense	Average Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Average Yields Earned/ Rates Paid	Average Balance (1)	Interest Income/ Expense	Average Yields Earned/ Rates Paid
	(Dollars in thousands)
Assets:

Loans (2)(3)	$533,522	$27,629	5.18%	$393,144	$19,625	4.99%	$284,617	$15,177	5.33%
Federal funds sold	7,129	310	4.35%	14,606	317	2.17%	20,944	192	0.92%
Interest-earning deposits in other financial institutions	14,947	666	4.46%	9,930	300	3.01%	10,919	261	2.39%
Mortgage-backed and investment securities (3)(4)	94,297	3,642	3.86%	55,116	1,973	3.58%	336	7	2.08%
Stock of the FHLB, at cost	9,675	466	4.82%	6,253	266	4.25%	3,467	135	3.89%

Total interest-earning assets	659,570	32,713	4.96%	479,049	22,481	4.69%	320,283	15,772	4.92%
Noninterest-earning assets	9,493			8,767			5,790

Total assets	$669,063			$487,816			$326,073

Liabilities and Stockholders’ Equity:

Interest-bearing demand and savings	$72,288	$2,040	2.82%	$105,172	$2,082	1.98%	$93,797	$1,668	1.78%
Time deposits	321,817	12,890	4.01%	205,530	6,856	3.34%	132,166	4,866	3.68%
Advances from the FHLB	193,632	7,466	3.86%	122,166	4,219	3.45%	69,932	2,648	3.79%
Other borrowings	5,155	362	7.02%	5,349	355	6.64%	1,119	60	5.36%

Total interest-bearing liabilities	592,892	22,758	3.84%	438,217	13,512	3.08%	297,014	9,242	3.11%

Noninterest-bearing demand deposits	4,021			4,746			2,003
Other noninterest-bearing liabilities	2,500			1,608			796
Stockholders’ equity	69,650			43,245			26,260

Total liabilities and stockholders’ equity	$669,063			$487,816			$326,073

Net interest income		$9,955			$8,969			$6,530

Interest rate spread (5)			1.12%			1.61%			1.81%
Net interest margin (6)			1.51%			1.87%			2.04%

(1)	Average balances are obtained from daily data.

(2)	Loans include loans held for sale, loan premiums and unearned fees.
(3)	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.
(4)	All investments are taxable.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Results of Operations

Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has grown primarily as a result of the growth in our assets. We also earn noninterest income primarily from prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of single-family mortgage loans. The largest component of noninterest expense is salary and benefits, which is a function of the number of personnel, which increased from 20 full time employees at June 30, 2001 to 25 full time equivalent employees at June 30, 2006. We are subject to federal and state income taxes, and our effective tax rates were 40.0%, 39.7%, and 40.4% for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. Other factors that affect our results of operations include expenses relating to occupancy, data processing and other miscellaneous expenses.

Comparison of the Year Ended June 30, 2006 and 2005

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts (volume) of our interest-earning assets and interest-bearing liabilities. Net interest income totaled $10.0 million for the fiscal year ended June 30, 2006 compared to $9.0 million for the fiscal year ended June 30, 2005. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005.

	The Fiscal Year Ended June 30, 2006 vs. Fiscal Year Ended June 30, 2005 Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)
	(Dollars in thousands)
Increase/(decrease) in interest income:
Loans	$7,008	$733	$263	$8,004
Federal funds sold	(162)	318	(163)	(7)
Interest-earning deposits in other financial institutions	151	144	71	366
Mortgage-backed and investment securities	1,403	156	110	1,669
Stock of the FHLB, at cost	146	35	19	200

	$8,546	$1,386	$300	$10,232

Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$(651)	$886	$(277)	$(42)
Time deposits	3,879	1,376	779	6,034
Advances from the FHLB	2,468	491	288	3,247
Other borrowings	(13)	21	(1)	7

	$5,683	$2,774	$789	$9,246

Our net interest margin for the year ended June 30, 2006 declined to 1.51% compared to 1.87% for the year ended June 30, 2005. During the year ended June 30, 2006, interest income earned on loans and interest expense paid on deposits were influenced by a general decline in the historical spread between short term and long-term rates earned on U.S. Treasury securities. The continued flattening of the yield curve was the key factor for the decline in our net interest margin in fiscal 2006.

Interest Income. Interest income for the year ended June 30, 2006 totaled $32.7 million, an increase of $10.2 million, or 45.3%, compared to $22.5 million in interest income for the year ended June 30, 2005 primarily due to interest-earning asset growth. Average interest-earning assets for the year ended June 30, 2006 increased by $180.5 million compared to the year ended June 30, 2005 due to a $140.4 million increase in the average balance of the loan portfolio, primarily the result of our multifamily and single family loan purchases. Also, our average balance of mortgage-backed and investment securities increased $39.2 million during the year ended June 30, 2006 compared to 2005. We acquire adjustable rate mortgage-backed securities when we determined that the yield on whole loans is not high enough to justify the increased credit risk at the time of investment. The mortgage-backed securities we purchase provide a guarantee from a government sponsored entity like FNMA, while single-family whole loan originations and purchases do not have a credit guarantee and they offer increased liquidity compared to whole loans. Average interest earning balances associated with our stock of the FHLB increased by $3.4 million in the year ended June 30, 2006 compared to the year ended June 30, 2005 because our required minimum investment increased, in line with our increased advances from the FHLB. For the year ended June 30, 2006 , the growth in average balances contributed additional interest income of $8.5 million, and the average rate increase resulted in a net $1.7 million increase in interest income. The average yield earned on our interest-earning assets increased to 5.0% for the year ended June 30, 2006, up from 4.7% for the same period in 2005 due primarily to the higher yields on our loan portfolio and our mortgage-backed securities portfolio. Higher market rates on new loans and mortgage-backed securities and rate increases on loans and mortgage-backed securities with contractual rate adjustments caused the portfolio yields to increase.

Interest Expense. Interest expense totaled $22.8 million for the year ended June 30, 2006; an increase of $9.3 million, compared to $13.5 million in interest expense during the year ended June 30, 2005. Average interest-bearing balances for the year ended June 30, 2006 increased $154.7 million compared to the same period in 2005, due to higher deposit totals from increased customer accounts and additional borrowings from the FHLB. The average interest-bearing balances of advances from the FHLB increased $71.5 million as primarily new 2-, 3-, and 4-year fixed-rate advances were added. Our addition of long-term fixed rate borrowings is a part of our strategy to manage our interest rate risk. For the year ended June 30, 2006, the growth in the average balance of interest bearing liabilities resulted in additional interest expense of $5.7 million, and increases in interest rates resulted in a net increase of $3.5 million in interest expense. The average rate paid on all of our interest-bearing liabilities increased to 3.84% for the year ended June 30, 2006 from 3.08% for the year ended June 30, 2005. The maturity of lower-rate term deposits and the addition of new term deposits at higher rates caused the average term deposit rates to increase to 4.01% in fiscal 2006 from 3.34% in fiscal 2005. Similarly, new higher rate FHLB advances added during fiscal 2006 caused the average FHLB advance rate to increase to 3.86% in fiscal 2006 from 3.45% in fiscal 2005. These rate changes in fiscal 2006 were accompanied by an increase in the weighted average rate paid on interest-bearing demand and savings accounts, which increased to 2.82% from 1.98%, and the average rate paid on other borrowings that increased to 7.02% in fiscal 2006 from 6.64% in fiscal 2005. The increase in the rate paid on checking and savings was due to competitive increases in our rates for money market savings accounts and interest-bearing checking accounts. During the fiscal 2006, the Federal Reserve increased the benchmark Fed Funds rate 200 basis points from 3.25% to 5.25%. Short-term rates, like the Fed Funds rate, influence deposit rates, which caused our average rate on term deposits to increase 66 basis points between fiscal 2006 and 2005. Long-term U.S. Treasury rates, which generally influence our mortgage market rates, did not move proportional higher and the yield curve flattened during fiscal 2006. As a result, the rate on our loan portfolio increased only 19 basis points. Deposit market rates increased faster than loan rates in fiscal 2006 causing our net interest margin to decline to 1.51% from 1.87%. Until the flattening yield curve reverses, our net interest margin will likely continue to decline.

Provision for Loan Losses. Provision for loan losses was $60,000 for the year ended June 30, 2006 and $370,000 for fiscal 2005. The provisions were made to maintain our allowance for loan losses at levels which management believed to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans and collateral values. We did not have any nonperforming loans at June 30, 2006 or 2005. We believe that our history is limited and it is unlikely that every loan in our portfolio will continue to perform without exception so we provide general allowances based upon the overall volume of loans, the loan types and the estimated collateral values. Between June 30, 2006 and June 30, 2005, our net loans held for investment grew $46.8 million. A provision of $60,000, or approximately 28 basis points on the net loan growth, was recorded as a general loan loss allowances during the year ended June 30, 2006. Loan growth was $131.6 million during fiscal 2005, significantly higher and resulting in a higher loan loss provision compared to fiscal 2006.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown.

	For Fiscal Year Ended June 30,
	2006	2005
	(Dollars in thousands)
Prepayment penalty fee income	$721	$452
Mortgage banking income	289	94
Gain on sale of securities	—	83
Banking service fees and other income	332	278

Total noninterest income	$1,342	$907

Noninterest income totaled $1.3 million for the year ended June 30, 2006 compared to $0.9 million for the same period in 2005. The increase of $0.4 million in fiscal 2006 was primarily due to the higher prepayment penalty income of $269,000 generally as a result of higher mortgage rates increasing loan prepayments. Mortgage banking income increased $195,000 due to a new multifamily correspondent loan program introduced in 2005. Banking fees and other income increased by $54,000 as a result of value increases in bank-owned life insurance policies on our executives and due to general increased fee income from a larger number of checking and savings accounts.

Noninterest Expense. The following table sets forth information regarding our noninterest expense for the periods shown.

	For Fiscal Year Ended June 30,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$2,386	$2,450
Stock-based compensation	409	—

Total compensation expense	2,795	2,450
Professional services	443	256
Occupancy and equipment	347	270
Data processing and internet	491	373
Advertising and promotional	338	255
Depreciation and amortization	89	107
Service contract termination	—	59
Other general and administrative	1,286	975

Total noninterest expenses	$5,789	$4,745

Noninterest expense totaled $5.8 million for the year ended June 30, 2006, an increase of $1.0 million compared to fiscal 2005. Included in compensation expense for fiscal 2006 was $0.4 million of share-based compensation expense generally required as a result of the adoption of FASB 123R effective July 1, 2005. Professional services increased $0.2 million in fiscal 2006 compared to 2005 generally due to additional public company expense resulting after our IPO in March of 2005 which required increased audit, legal, investor relations and professional filing services. In June 2005, we relocated our corporate office to a new larger location, resulting in a increased rent of approximately $0.1 million for fiscal 2006. Data processing and Internet expenses increased $0.1 million in fiscal 2006 compared to fiscal 2005 due to increased development costs for new websites and increases in service bureau charges associated with new deposit and loan customers. Other increases in general and administrative expense in fiscal 2006 relate to increased costs associated with insurance, ATM re-imbursement expenses, and standard regulatory fees and assessments.

Income Tax Expense. Income tax expense was $2.2 million for the year ended June 30, 2006 compared to $1.9 million for fiscal 2005. Our effective tax rates were 40.0% and 39.7% for the year ended June 30, 2006 and 2005, respectively. The change in the effective tax rate is primarily due to the level of non-taxable income earned on our bank-owned life insurance.

Comparison of the Year Ended June 30, 2005 and 2004

Net Interest Income. Net interest income totaled $9.0 million for the fiscal year ended June 30, 2005, compared to $6.5 million for the fiscal year ended June 30, 2004. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (changes in rate multiplied by change in volume) for the fiscal year ended June 30, 2005 compared to the fiscal year ended June 30, 2004.

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

Increase (decrease) in interest expense:
Interest-bearing demand and savings	$215	$176	$23	$414
Time deposits	2,701	(457)	(254)	1,990
Advances from the FHLB	1,978	(233)	(174)	1,571
Other borrowings	227	14	54	295

	$5,121	$(500)	$(351)	$4,270

Interest Income. Interest income for the year ended June 30, 2005 totaled $22.5 million, an increase of $6.7 million, or 42.4%, compared to $15.8 million in interest income for the year ended June 30, 2004. Average interest-earning assets for the year ended June 30, 2005 increased by $158.8 million compared to the year ended June 30, 2004 due primarily to an $108.5 million increase in the average balance of the loan portfolio as a result of our multifamily originations and purchases and our single family loan purchases. Also, our average balance of mortgage-backed and investment securities increased to $55.1 million during the year ended June 30, 2005 compared to the $336,000 average balance for the same period in 2004. During fiscal 2005, we acquired more mortgage-backed securities, rather than whole loans as in prior years, because we believe they offered better relative value compared to the pricing levels of mortgage whole loans. The mortgage-backed securities we purchase provide a guarantee from a government sponsored entity like FNMA, while single-family whole loan originations and purchases do not have a credit guarantee. We elected to purchase more adjustable rate mortgage-backed securities in fiscal 2005 because we determined that the yield on whole loans was not always high enough to justify the increased credit risk, particularly if real estate values reverse recent appreciation trends and start to decline. Also, we purchased adjustable rate mortgage-back securities in fiscal 2005 because they offered increased selection of shorter repricing periods and increased liquidity compared to whole loans. Average interest earning balances associated with our stock of the FHLB increased by $2.8 million in the year ended June 30, 2005 compared to the year ended June 30, 2004 because our required minimum investment increased, in line with increased advances from the FHLB. For the year ended June 30, 2005 compared to 2004, the average- balance increase resulted in additional interest income of $7.0 million, partially offset by a net $0.3 million decline resulting from a lower average interest rate. The average yield earned on our interest-earning assets declined to 4.7% for the year ended June 30, 2005 from 4.9% for the same period in 2004 due to the lower yield on our loan portfolio, which declined from 5.33% to 4.99% due to two primary factors. First, interest rates on new originations and purchases in fiscal 2005 were lower than the prior year average and second, higher yielding loans paid off before their scheduled maturities. Our loans are typically long-term and are generally price based on the market rate for the 10-year U.S. Treasury Notes, which did not increase as fast during fiscal 2005 as the shorter term and overnight market interest rates. This flattening of the U.S. Treasury yield curve caused our new loan rates on average to decline compared to last year, while our short-term federal funds sold and interest-earning deposit rates showed average increases.

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

Provision for loan losses. Provision for loan losses was $370,000 for the year ended June 30, 2005 and $255,000 for fiscal 2004. The provisions were made to maintain our allowance for loan losses at levels which management believed to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans and collateral values. We did not have any nonperforming loans at June 30, 2005 or 2004. We believe that our history is limited and it is unlikely that every loan in our portfolio will continue to perform without exception so we provide general allowances based upon the overall volume of loans, the loan types and the estimated collateral values. Between June 30, 2005 and June 30, 2004, our net loans held for investment grew $131.6 million. A provision of $370,000, or approximately 28 basis points on the net loan growth, was recorded for general loan loss allowances during the year ended June 30, 2005.

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

Comparison of Financial Condition at June 30, 2006 and June 30, 2005

Total assets increased by $128.3 million, or 21.1%, to $737.8 million at June 30, 2006 from $609.5 million at June 30, 2005. The increase in total assets resulted primarily from purchases of mortgage-backed securities and mortgage loans held for investment, resulting in increases in mortgage-backed securities available for sale and loans held for investment of $64.5 million and $46.8 million, respectively. Total liabilities increased by $126.7 million, or 23.4%, to $667.6 million at June 30, 2006 from $540.9 million at June 30, 2005. The increase in total liabilities resulted from growth in deposits of $63.2 million and advances from the FHLB of $63.6 million.

Stockholders’ equity increased by $1.5 million, or 2.3%, to $70.2 million at June 30, 2006 from $68.7 million at June 30, 2005. The increase was the result of $3.3 million in net income and additional paid in capital of $0.9 million resulting from the exercise of stock options and stock option expense, less $1.3 million cost for the purchase of treasury shares as a result of our stock buy back program announced in 2005, less $0.4 million in cash dividends paid to holders of our Series A preferred stock, and less $0.9 million in unrealized losses from investments in available for sale securities.

Our net deposit growth of $63.2 million during the fiscal year ended June 30, 2006 resulted from an $88.8 million net increase in time deposits and a $25.6 million net decrease in checking and savings account balances. The increase in time deposits was the result of increased advertising and higher rates offered. The decrease in checking and savings is the result of declines in savings account balances (principally money market savings) due to lower advertising and lower rates offered. The additional proceeds from our liability and equity growth were invested in originations and purchases of loans held for investment, primarily multifamily loans, which totaled $7.7 million and $165.9 million, respectively, for the year ending June 30, 2006. Also, to supplement our loan activity, we purchased $95.4 million in mortgage-backed securities. We increased our purchases of mortgage-backed securities during the year ended June 30, 2005 because we believed the mortgage-backed securities provided better risk adjusted yields than certain single family whole loan originations or whole loan pools. We expect to continue to purchase mortgage-backed securities to supplement our loan portfolio in the next fiscal year.

Liquidity and Capital Resources

Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have three credit agreements. Bank of Internet USA can borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2006, we had a total borrowing capacity of approximately $258.0 million, of which $233.4 million was outstanding and $24.6 million was available. At June 30, 2006, we also had a $10.0 million unsecured fed funds purchase line with a major bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk.

We have contributed $22.0 million of the net proceeds from our initial public offering to the Bank of Internet USA to provide additional regulatory capital to support its growth. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 7.59% at June 30, 2006, with interest to be paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.

During the fiscal year ended June 30, 2006, interest income earned on loans and interest expense paid on deposits were influenced by a general decline in the historical spread between short term and long-term rates earned on U.S. Treasury securities. If short-term rates continue to rise faster than long term rates, our ability and replace maturing short-term deposits may be negatively impacted. We believe the historical spread between short term and long-term U.S. Treasury rates will increase over time. We believe we can adjust the interest rates we pay on our deposits to reduce deposit outflows should they occur. We can also increase our level of borrowings to address our future liquidity needs.

Contractual Obligations. At June 30, 2006, we had $2.5 million in loan commitments outstanding. Time deposits due within one year of June 30, 2006 totaled $245.7 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term when they expect interest rates to rise. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing with one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt and operating leases as of June 30, 2006 by payment date.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Long-term debt obligations (1)	$654,094	$311,406	$234,269	$94,065	$14,354
Operating lease obligations (2)	2,098	306	638	678	476

Total	$656,192	$311,712	$234,907	$94,743	$14,830

(1)	The payment amount represents principal and interest due to recipient.
(2)	Payments are for the lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The OTS requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2006, our bank met all the capital adequacy requirements to which it was subject.

At June 30, 2006, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would change the bank’s capital levels. To maintain its status as a “well capitalized” financial institution under applicable regulations and to support additional growth, we anticipate the need for additional capital, which includes raising funds in this offering. From time to time, we may need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet capital amounts, ratios and requirements at June 30, 2006 were as follows:

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital:
Amount and ratio to adjusted tangible assets	$65,794	8.91%	$29,532	4.00%	$36,915	5.00%
Tier 1 capital:
Amount and ratio to risk-weighted assets	$65,794	15.25%	N/A	N/A	$25,888	6.00%
Total capital:
Amount and ratio to risk-weighted assets	$67,269	15.59%	$34,517	8.00%	$43,146	10.00%
Tangible capital:
Amount and ratio to tangible assets	$65,794	8.91%	$11,074	1.50%	N/A	N/A

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

Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate single family loans at June 30, 2006 had lifetime rate caps that were 500 basis points or more greater than the note rates at June 30, 2006. If market rates rise by more than the interest rate cap, we will not be able to increase these customers’ loan rates above the interest rate cap.

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

The following table sets forth the interest rate sensitivity of our assets and liabilities at June 30, 2006:

	Term to Repricing, Repayment, or Maturity at June 30, 2006
	One Year or Less	Over One Year through Five Years	Over Five Years and Insensitive	Total
	(Dollars in thousands)
Interest-earning assets:

Cash and cash equivalents	$25,288	$—	$—	$25,288
Interest-earning deposits in other financial institutions	13,763	2,676	—	16,439
Mortgage-backed and investment securities (1)	21,142	118,494	—	139,636
Stock of FHLB, at cost	11,111	—	—	11,111
Loans held for investment, net of allowance for loan loss (2)	212,632	251,454	69,555	533,641
Loans held for sale, at cost	—	—	—	—

Total interest-earning assets	283,936	372,624	69,555	726,115
Noninterest-earning assets	—	—	11,720	11,720

Total assets	$283,936	$372,624	$81,275	$737,835

Interest-bearing liabilities:

Interest-bearing deposits (3)	$310,684	$112,317	$—	$423,001
Advances from the FHLB	45,000	191,177	—	236,177
Other borrowings	5,155	—	—	5,155

Total interest-bearing liabilities	360,839	303,494	—	664,333
Other noninterest-bearing liabilities	—	—	3,256	3,256
Stockholders’ equity	—	—	70,246	70,246

Total liabilities and equity	$360,839	$303,494	$73,502	$737,835

Net interest rate sensitivity gap	$(76,903)	$69,130	$69,555	$61,782
Cumulative gap	$(76,903)	$(7,773)	$61,782	$61,782
Net interest rate sensitivity gap — as a % of interest-earning assets	(27.08)%	18.55%	100.00%	8.51%
Cumulative gap — as a % of cumulative interest-earning assets	(27.08)%	(1.18)%	8.51%	8.51%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates.
(2)	The table reflects either contractual repricing dates or maturities.
(3)	The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.

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

Our net interest margin for the year ended June 30, 2006 declined to 1.51% compared to 1.87% for the year ended June 30, 2005. During the year ended June 30, 2006, interest income earned on loans and interest expense paid on deposits were influenced by a general decline in the historical spread between short term and long-term rates earned on U.S. Treasury securities. If short-term rates continue to rise faster than long-term rates, our net interest income may continue to be negatively impacted. We believe that the flattening of the yield curve will reverse; however, until this happens, our net interest margin will likely continue to decline from the 1.51% average recorded during the year.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our regulators, the Office of Thrift Supervision. At March 31, 2006 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenarios, we used a 100 basis point decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at March 31, 2006:

	Sensitivity (in thousands)	Percentage Change from Base	Net Present Value as Percentage of Assets
Up 300 basis points	$(16,851)	(24.00)%	8.00%
Up 200 basis points	$(10,719)	(15.00)%	8.75%
Up 100 basis points	$(5,182)	(7.00)%	9.39%
Base	—	—	9.95%
Down 100 basis points	$4,150	6.00%	10.37%
Down 200 basis points	$8,955	13.00%	10.84%

The board of directors of our bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model for each 100 basis point movement. At June 30, 2006 the board’s established minimum was 7.5%, meaning that the net present value after a theoretical instantaneous increase or decrease in interest rates must be greater than 7.5%. The 8.00% in the table above exceeded the board requirement by 0.5%.

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

We are based in San Diego, California, and approximately 45.92% of our total loan portfolio was secured by real estate located in California at June 30, 2006. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our multifamily residential and commercial real estate loans held for investment are generally unseasoned, and defaults on such loans would harm our business.

At June 30, 2006, our multifamily residential loans held for investment were $402.2 million or 75.9% of our total loans held for investment. At June 30, 2006, our commercial real estate loans held for investment were $13.7 million, or 2.6% of our total loans held for investment. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.

Our loans are generally secured by multifamily and, to a lesser extent, commercial and single-family real estate properties, each initially having a fair market value generally greater than the amount of the loan secured. However, even though our loans are typically secured, the risk of default, generally due to a borrower’s inability to make scheduled payments on his or her loan, is an inherent risk of the banking business. In determining the amount of the allowance for loan losses, we make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate serving as collateral for the repayment of our loans. Defaults by borrowers could result in losses that exceed our loan loss reserves. We have originated or purchased many of our loans recently, so we do not have sufficient repayment experience to be certain whether the allowance for loan losses we have established is adequate. We may have to establish a larger allowance for loan losses in the future if, in our judgment, it is necessary. Any increase in our allowance for loan losses will increase our expenses and consequently may adversely affect our profitability, capital adequacy and overall financial condition.

Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

Substantially all of the loans in our portfolio are secured by real estate. At June 30, 2006, approximately 45.92% of our total loan portfolio was secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will become less valuable. If such an event were to occur, we may experience charge-offs at a greater level than we would otherwise experience, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. Declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. These changes would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

We frequently purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not always prove correct.

From time to time, we purchase loans in bulk or “pools.” For the fiscal years ended June 30, 2006, 2005, and 2004, we purchased $165.9 million, $163.4 million, and $129.2 million, respectively, in single family and multifamily mortgage loans. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, in the past, we have purchased “pools” of loans at a premium and some of the loans were prepaid before we expected. Accordingly, we earned less interest income on the purchase than expected. To date, none of the loan “pools” that we purchased at a premium have resulted in a net investment loss. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.

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

Our success depends substantially on the skill and abilities of our senior management team, including our President and Chief Executive Officer Gary Lewis Evans, our Chief Financial Officer, Andrew J. Micheletti and our Chief Technology Officer, Michael Berengolts, each of whom performs multiple functions that might otherwise be performed by separate individuals at larger banks, as well as our Chairman Jerry F. Englert and our Vice Chairman Theodore C. Allrich. These individuals may not be able to fulfill their responsibilities adequately, and they may not remain with us. The loss of the services of any of these individuals or other key employees, whether through termination of employment, disability or otherwise, could have a material adverse effect on our business. In addition, our ability to grow and manage our growth depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing, customer service and professional personnel. The implementation of our business plan and our future success will depend on such qualified personnel. Competition for such employees is intense, and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to attract and retain the necessary technical, managerial, sales and marketing and customer service personnel, as well as experienced professionals, our business, prospects, financial condition and results of operations could be adversely affected. We maintain a “key man” life insurance policy on Gary Lewis Evans and bank-owned life insurance on other executive officers.

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

Recent Accounting Pronouncements

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No 123(R), Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, and is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123(R), the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable. The Company adopted SFAS No. 123(R) on the prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of the previously granted awards that remain outstanding at the date of adoption.

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

In December 2005, the FASB issued FSP FAS 115-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. FSP FAS 115-1 clarifies that an investor in debt or equity securities should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 did not have a material impact on the Company’s financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See Management Discussion and Analysis of Financial Condition and Results of Operations - “Quantitative and Qualitative Disclosures About Market Risk”

Item 8. Financial Statements and Supplemental Data

The following financial statements are filed as a part of this report beginning on page F – 1.

DESCRIPTION	PAGE
Report of Independent Registered Public Accounting Firm	F – 2
Report of Independent Registered Public Accounting Firm	F – 3
Consolidated Balance Sheets at June 30, 2006 and 2005	F – 4
Consolidated Statements of Income for the years ended June 30, 2006, 2005 and 2004	F – 5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2006, 2005, and 2004	F – 6
Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005, and 2004	F – 7
Notes to Consolidated Financial Statements	F – 9

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” in our definitive Proxy Statement for the period ended June 30, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2006.

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

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors[1]

10.7*	Employment Agreement, dated as of July 1, 2003, between Bank of Internet USA and Patrick A. Dunn[1]

10.1*	Employment Agreement, dated as of December 1, 2005, between Bank of Internet USA and Terry M Harris[2]

23.1	Consent of Crowe Chizek and Company LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicated management contract or compensatory plan, contract or arrangement.
[1]	Incorporated by reference from the same exhibit number in the Registration Statement on Form S-1 (File No. 333-121329) filed by the Company on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.
[2]	Incorporated by reference from the same exhibit number in the Registration Statement on Form 8-K (File No. 000-51201) filed by the Company on December 8, 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date: September 25, 2006	By:	/s/ Gary Lewis Evans
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 25th day of September 2006 in the capacities indicated.

Signature	Title
/s/ Gary Lewis Evans Gary Lewis Evans	Chief Executive Officer (Principal Executive Officer)

/s/ Andrew J. Micheletti Andrew J. Micheletti	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jerry F. Englert Jerry F. Englert	Chairman

/s/ Theodore C. Allrich Theodore C. Allrich	Vice Chairman

/s/ Gary Burke Gary Burke	Director

/s/ Michael Chipman Michael Chipman	Director

/s/ Paul Grinberg Paul Grinberg	Director

/s/ Thomas J. Pancheri Thomas J. Pancheri	Director

/s/ Connie M. Paulus Connie M. Paulus	Director

/s/ Gordon L. Witter Gordon L. Witter	Director

BOFI HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheet of Bofl Holding, Inc. and subsidiary (the “Company”) as of June 30, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BofI Holding, Inc. and subsidiary as of June 30, 2006, and the results of its operations and its cash flows for the year ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLP

Grand Rapids, Michigan

September 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheet of Bofl Holding, Inc. and subsidiary (the “Company”) as of June 30, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BofI Holding, Inc. and subsidiary as of June 30, 2005 and the results of its operations and its cash flows for each of the two years ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

September 12, 2005

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,
	2006	2005
ASSETS
Cash and due from banks	$1,483	$3,047
Money market mutual funds	—	52
Federal funds sold	23,805	20,712

Total cash and cash equivalents	25,288	23,811

Time deposits in financial institutions	16,439	12,185
Mortgage-backed securities available for sale	127,261	62,766
Investment securities held to maturity	12,375	7,711
Stock of the Federal Home Loan Bank, at cost	11,111	8,126
Loans —net of allowance for loan losses of $1,475 in 2006; $1,415 in 2005	533,641	486,872
Loans held for sale	—	189
Accrued interest receivable	3,427	2,355
Furniture, equipment and software—net	222	214
Deferred income tax	865	293
Bank-owned life insurance—cash surrender value	4,199	4,047
Other assets	3,007	939

TOTAL	$737,835	$609,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,203	$8,225
Interest bearing	423,001	352,826

Total deposits	424,204	361,051

Advances from the Federal Home Loan Bank	236,177	172,562
Junior subordinated debentures	5,155	5,155
Accrued interest payable	1,155	653
Income taxes payable	—	252
Accounts payable and accrued liabilities	898	1,185

Total liabilities	667,589	540,858

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock—$10,000 stated value; 1,000,000 shares authorized; 525 (2006) and 675 (2005) shares issued and outstanding	5,163	6,637
Common stock—$0.01 par value; 25,000,000 shares authorized; 8,561,725 shares issued and 8,380,725 shares outstanding (2006); 8,299,823 shares issued and outstanding (2005)	85	83
Additional paid-in capital	59,124	56,746
Accumulated other comprehensive income/(loss) —net of tax	(885)	6
Retained earnings	8,084	5,178
Treasury stock	(1,325)	—

Total stockholders’ equity	70,246	68,650

TOTAL	$737,835	$609,508

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

	Year Ended June 30,
	2006	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$27,629	$19,625	$15,177
Investments	5,084	2,856	595

Total interest and dividend income	32,713	22,481	15,772

INTEREST EXPENSE:
Deposits	14,930	8,938	6,534
Advances from the Federal Home Loan Bank	7,466	4,219	2,648
Other borrowings	362	355	60

Total interest expense	22,758	13,512	9,242

Net interest income	9,955	8,969	6,530
Provision for loan losses	60	370	255

Net interest income, after provision for loan losses	9,895	8,599	6,275

NON-INTEREST INCOME:
Prepayment penalty fee income	721	452	624
Mortgage banking income	289	94	364
Gain on sale of securities	—	83	—
Banking service fees and other income	332	278	202

Total non-interest income	1,342	907	1,190

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,386	2,450	1,880
Stock-based compensation expense	409	—	—

Total Compensation	2,795	2,450	1,880
Professional services	443	256	166
Occupancy and equipment	347	270	245
Data processing and internet	491	373	328
Advertising and promotional	338	255	220
Depreciation and amortization	89	107	97
Service contract termination	—	59	197
Other general and administrative	1,286	975	686

Total non-interest expense	5,789	4,745	3,819

INCOME BEFORE INCOME TAXES	5,448	4,761	3,646

INCOME TAXES	2,182	1,892	1,471

NET INCOME	$3,266	$2,869	$2,175

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$2,906	$2,464	$2,035

Basic earnings per share	$0.35	$0.43	$0.45
Diluted earnings per share	0.34	0.40	0.39

See	notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Convertible Preferred Stock		Common Stock				Additional Paidin Capital	Retained Earnings	Accumulated Other Compre- hensive loss Net of Tax	Treasury Stock	Compre- hensive Income	Total
			Number of Shares			Amount
	Shares	Amount	Issued	Treasury	Outstanding
BALANCE—July 1, 2003	—	—	4,474,351		4,474,351	$45	$22,161	$679	—	—		$22,885
Comprehensive income:
Net income	—	—	—	—	—	—	—	2,175	—	—	$2,175	2,175

Total comprehensive income											$2,175

Exercise of common stock options	—	—	23,423	—	23,423	—	165	—	—	—		165
Exercise of common stock warrants	—	—	8,750	—	8,750	—	37	—	—	—		37
Issuance of convertible preferred stock	675	$6,637	—	—	—	—	—	—	—	—		6,637
Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(140)	—	—		(140)

BALANCE—June 30, 2004	675	6,637	4,506,524	0	4,506,524	45	22,363	2,714	0	0		31,759

Comprehensive income:
Net income	—	—	—	—	—	—	—	2,869	—	—	$2,869	2,869
Net unrealized gain from investment securities —net of income tax expense	—	—	—	—	—	—	—	—	6	—	6	6

Total comprehensive income											$2,875

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(405)	—	—		(405)
Exercise of common stock warrants	—	—	741,125	—	741,125	7	3,099	—	—	—		3,106
Issuance of common stock—net of costs	—	—	3,052,174	—	3,052,174	31	31,284	—	—	—		31,315

BALANCE—June 30, 2005	675	6,637	8,299,823	0	8,299,823	83	56,746	5,178	6	0		68,650

Comprehensive income:
Net income	—	—	—	—	—	—	—	3,266	—	—	$3,266	3,266
Net unrealized loss from investment securities —net of income tax expense	—	—	—	—	—	—	—	—	(891)	—	(891)	(891)

Total comprehensive income											$2,375

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(360)	—	—		(360)
Convert preferred stock to common stock	(150)	(1,474)	142,800	—	142,800	1	1,473	—	—	—		—
Stock option expense							357					357
Restricted stock grant	—	—	17,500	—	—	—	—	—	—	—		—
Restricted stock expense							52					52
Purchase of Treasury Stock				(163,500)	(163,500)					(1,325)		(1,325)
Stock options exercises	—	—	101,602	—	101,602	1	496	—	—	—		497

BALANCE—June 30, 2006	525	$5,163	8,561,725	(163,500)	8,380,725	$85	$59,124	$8,084	$(885)	$(1,325)		$70,246

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,266	$2,869	$2,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums on securities	227	134	—
Amortization of premiums and deferred loan fees	1,885	770	485
Amortization of borrowing costs	115	116	110
Accrued stock options and stock grants compensation	409	—	—
Gain on sale of available for sale securities	—	(83)	—
Provision for loan losses	60	370	255
Deferred income taxes	22	110	54
Origination of loans held for sale	(20,762)	(19,312)	(76,550)
Gain on sales of loans held for sale	(108)	(94)	(364)
Proceeds from sale of loans held for sale	21,059	19,652	80,081
Depreciation and amortization	89	107	97
Stock dividends from the Federal Home Loan Bank	(409)	(265)	(118)
(Gain) loss on disposal of fixed assets	(10)	6	—
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(1,072)	(869)	(379)
Other assets	(2,220)	(533)	(76)
Accrued interest payable	502	370	11
Accounts payable and accrued liabilities	(539)	1,027	(5)

Net cash provided by operating activities	2,514	4,375	5,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage-backed securities available for sale	(95,411)	(93,100)	—
Purchases of held to maturity investments and time deposits	(21,236)	(14,499)	(9,142)
Proceeds from sale of mortgage-backed securities	—	18,750	—
Proceeds from repayment of available for sale securities	29,179	11,522	—
Repayments of investments Held To Maturity and time deposits	12,343	7,792	8,287
Purchase of stock of the Federal Home Loan Bank	(2,576)	(3,072)	(1,876)
Origination of loans	(7,720)	(45,362)	(64,478)
Purchases of loans	(165,906)	(163,384)	(129,193)
Principal repayments on loans	124,912	75,995	83,603
Purchases of furniture, equipment and software	(87)	(146)	(64)
Premium paid for bank-owned life insurance	—	—	(3,800)

Net cash used in investing activities	(126,502)	(205,504)	(116,663)

(Continued)

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$63,153	$91,210	$75,849
Proceeds from the Federal Home Loan Bank advances	80,000	71,000	48,436
Repayment of the Federal Home Loan Bank advance	(16,500)	—	(3,000)
Proceeds from note payable	—	3,700	1,300
Repayment of note payable	—	(5,000)	—
Proceeds from issuance of junior subordinated debentures	—	5,155	—
Proceeds from issuance of common stock	—	31,315	—
Net proceeds from issuance of convertible preferred stock	—	—	6,637
Purchase of treasury stock	(1,325)	—	—
Proceeds from exercise of common stock options	427	—	110
Proceeds from exercise of common stock warrants	—	3,106	37
Tax benefit from exercise of common stock options	70	—	55
Cash dividends on convertible preferred stock	(360)	(405)	(140)

Net cash provided by financing activities	125,465	200,081	129,284

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,477	(1,048)	18,397

CASH AND CASH EQUIVALENTS—Beginning of year	23,811	24,859	6,462

CASH AND CASH EQUIVALENTS—End of year	$25,288	$23,811	$24,859

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$22,140	$13,026	$9,686

Income taxes paid	$2,403	$1,520	$1,364

See notes to consolidated financial statements.			(Concluded )

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006, 2005 AND 2004

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

Use of Estimates—In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and the fair value of certain financial instruments.

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

Cash Flows—Cash and cash equivalents include cash due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days. Net cash flows are reported for customer deposit transactions.

Restrictions on Cash—Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances, which do not earn interest. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $889 and $894 at June 30, 2006 and 2005, respectively.

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

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred purchase premiums and discounts, deferred loan origination fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Premiums and discounts on loans purchased as well as loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.

Interest income on loans is generally discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held for Sale—Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value.

Allowance for Loan Losses—The allowance for loan losses is maintained at a level estimated to provide for probable incurred losses in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible. Allocations of the allowance may be made for specific loans but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Derivatives—All derivative instruments are recorded at their fair values, with changes in fair values included in earnings. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

Securities—Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Furniture, Equipment and Software—Fixed asset purchases in excess of five hundred dollars are capitalized and recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three to seven years. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the lease term.

Income Taxes—Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The Company records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized.

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

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the fair value of stock options to be measured and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. The Company was a public entity when it adopted SFAS No. 123(R) on July 1, 2005 using the modified-prospective method, which required the Company to recognize $357 in compensation expense ($214 after related income tax) for the year ended June 30, 2006, but did not require the restatement of prior years. The following table summarizes the proforma expense and the impact on earnings and earnings per share for the years ended June 30, 2005 and 2004, had the minimum value method of accounting for employee stock based compensation been applied to all grants prior to July 1, 2005. See Note 11— Stock-Based Compensation for further details on the Company’s stock option plans and the related calculations of compensation expense.

	Year Ended June 30,
	2005	2004
Reported net income attributable to common stock	$2,464	$2,035
Deduct:
Proforma stock-based employee compensation expense determined using the minium value method for all awards — net of related tax effect	(91)	(107)

Pro forma net income attributable to common stock	$2,373	$1,928

Earnings per share
Basic—as reported	$0.43	$0.45
Basic—pro forma	$0.42	$0.43

Diluted—as reported	$0.40	$0.39
Diluted—pro forma	$0.38	$0.37

Federal Home Loan Bank (FHLB) stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Bank Owned Life Insurance—The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company.

Fair Value of Financial Instruments—Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments—While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

In December 2005, the FASB issued FSP FAS 115-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. FSP FAS 115-1 clarifies that an investor in debt or equity securities should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 did not have a material impact on the Company’s financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

2. TIME DEPOSITS IN FINANCIAL INSTITUTIONS

The Company had insured time deposits at various financial institutions totaling $16,439 and $12,185 at June 30, 2006 and 2005, respectively. The carrying amounts of such investments as shown in the balance sheets are at cost. Time deposits at June 30, 2006 of $13,763 will mature within one year and $2,676 will mature within one to five years.

3. INVESTMENT SECURITIES

Available-for-sale—Amortized costs and the fair value of investment securities available-for-sale are summarized as follows:

	June 30, 2006
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$128,736	$80	$(1,555)	$127,261

	$128,736	$80	$(1,555)	$127,261

	June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$62,756	$203	$(193)	$62,766

	$62,756	$203	$(193)	$62,766

The amortized cost and fair value of available-for-sale securities by contractual maturity at June 30, 2006 are as follows:

	Amortized Cost	Fair Value
GNMA MBS - pass throughs
Due within one year	$47	$47
Due one to five years	215	213
Due five to ten years	336	333
Due after ten years	1,804	1,785

Total GNMA MBS - pass throughs	2,402	2,378

FHLMC MBS - pass throughs
Due within one year	1,061	1,057
Due one to five years	4,826	4,807
Due five to ten years	7,588	7,553
Due after ten years	56,645	56,343

Total FHLMC MBS - pass throughs	70,120	69,760

FNMA MBS - pass throughs
Due within one year	1,031	1,013
Due one to five years	4,592	4,502
Due five to ten years	6,960	6,825
Due after ten years	43,631	42,783

Total FNMA MBS - pass throughs	56,214	55,123

Total	$128,736	$127,261

Held-to-maturity—Amortized costs and the fair value of investment securities held-to-maturity are summarized as follows:

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	( Dollars in thousands )
Mortgage-backed securities (FHLMC, FNMA)	$3,904	—	$(105)	$3,799
U.S. Government agency debt	8,471		(61)	8,410

	$12,375	$0	$(166)	$12,209

	June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	( Dollars in thousands )
Mortgage-backed securities (FHLMC, FNMA)	$4,269	$3	$(13)	$4,259
U.S. Government agency debt	3,442		(23)	3,419

	$7,711	$3	$(36)	$7,678

The amortized cost and fair values of investment securities held-to-maturity by contractual maturity at June 30, 2006 are as follows:

	Amortized Cost	Fair Value
U.S. Government security
Due within one year	$3,475	$3,427
Due one to five years	4,996	4,983
Due five to ten years	—	—
Due after ten years	—	—

Total U.S. Government security	8,471	8,410

FHLMC MBS - pass throughs
Due within one year	72	70
Due one to five years	322	313
Due five to ten years	486	473
Due after ten years	2,905	2,824

Total FHLMC MBS - pass throughs	3,785	3,680

FNMA MBS - pass throughs
Due within one year	1	1
Due one to five years	5	5
Due five to ten years	9	9
Due after ten years	104	104

Total FNMA MBS - pass throughs	119	119

Total	$12,375	$12,209

Securities with unrealized losses at year-end 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

June 30, 2006

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities held to maturity:
Mortgage-backed securities	$—	$—	$3,680	$(105)	$3,680	$(105)
U.S. Government agency securities	4,983	(13)	3,427	(48)	8,410	(61)

Total	4,983	(13)	7,107	(153)	12,090	(166)

Securities available for sale:
Mortgage-backed securities	77,536	(1,019)	21,365	(536)	98,901	(1,555)

Total	$82,519	$(1,032)	$28,472	$(689)	$110,991	$(1,721)

June 30, 2005

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities held to maturity:
Mortgage-backed securities	$4,086	$(13)	$—	$—	$4,086	$(13)
U.S. Government agency securities	3,419	(23)	—	—	3,419	(23)

Total	7,505	(36)	—	—	7,505	(36)

Securities available for sale:
Mortgage-backed securities	31,704	(193)	—	—	31,704	(193)

Total	$39,209	$(229)	$—	$—	$39,209	$(229)

There were 9 securities that were in a continuous loss position at June 30, 2006 for a period of more than 12 months. There were no securities that were in a continuous loss position at June 30, 2005 for a period of more 12 months.

Management believes that the estimated fair value of the securities disclosed above is dependent upon market interest rates. Although the fair value will fluctuate as market interest rates move, the majority of the Company’s investment portfolio consists of mortgaged-backed securities from GNMA and FNMA. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full. No loss in principal is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability and intent to hold these securities until they mature or for a period of time sufficient to allow for a recovery in fair value. Thus, the unrealized losses are not other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment.

4. LOANS

Loans were as follows at June 30:

	2006	2005
Mortgage loans on real estate:
Residential single family (one to four units)	$113,870	$62,403
Residential multifamily (five units or more)	402,166	406,660
Commercial and land	13,743	14,181
Consumer	81	40

Total	529,860	483,284

Allowance for loan losses	(1,475)	(1,415)
Unamortized premiums—net of deferred loan fees	5,256	5,003

	$533,641	$486,872

An analysis of the allowance for loan losses is as follows for the year ended June 30:

	2006	2005	2004
Balance—beginning of period	$1,415	$1,045	$790
Provision for loan loss	60	370	255
Amounts charged off	—	—	—
Recoveries	—	—	—

Balance—end of period	$1,475	$1,415	$1,045

At June 30, 2006 and 2005, approximately 45.9% and 53.3%, respectively, of the Company’s loans are collateralized with real-property collateral located in California and therefore exposed to economic conditions within this market region.

In the ordinary course of business, the Company has granted loans collateralized by real property to principal officers, directors and their affiliates and employees. One new loan was granted during the year ended June 30, 2006, and none in 2005 or 2004. Total principal payments were $61, $15, and $413 during the years ended June 30, 2006, 2005 and 2004, respectively. At June 30, 2006 and 2005, these loans amounted to $4,053 and $938, respectively, and are included in loans held for investment. Interest earned on these loans was $225, $48, and $52 during the years ended June 30, 2006, 2005 and 2004, respectively.

The Company had no loans on nonaccrual and no impaired loans as of June 30, 2006 and 2005, nor during the years ended June 30 2006, 2005 or 2004.

The Company’s loan portfolio consists of approximately 5.75% fixed interest rate loans and 94.25% adjustable interest rate loans as of June 30, 2006. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.

At June 30, 2006 and 2005, purchased loans serviced by others were $355,476 or 67% and $283,052 or 59%, respectively, of the loan portfolio.

5. FURNITURE, EQUIPMENT AND SOFTWARE

A summary of the cost and accumulated depreciation for furniture, equipment and software is as follows at June 30:

	2006	2005
Leasehold improvements	$29	$17
Furniture and fixtures	256	231
Computer hardware and equipment	199	320
Software	345	174

Total	829	742

Less accumulated depreciation and amortization	(607)	(528)

Furniture, equipment and software—net	$222	$214

Depreciation and amortization expense for the years ended June 30, 2006, 2005 and 2004 amounted to $89, $107, and $97, respectively.

6. DEPOSITS

Deposits accounts are summarized as follows at June 30:

	2006 Amount	Rate*	2005 Amount	Rate*

Non-interest bearing	$1,203	0.00%	$8,225	0.00%
Interest bearing:
Demand	35,978	2.79%	33,187	1.93%
Savings	28,980	3.58%	50,408	2.13%
Time deposits:
Under $100,000	228,204	4.52%	178,566	3.60%
$100,000 or more	129,839	4.54%	90,665	3.54%

Total time deposits	358,043	4.52%	269,231	3.58%

Total interest bearing	423,001	4.31%	352,826	3.22%

Total deposits	$424,204	4.30%	$361,051	3.14%

*	Based on weighted-average stated interest rates.

The scheduled maturities of time deposits are as follows as of June 30, 2006 (dollars in thousands):

Within 12 months	$245,726
13 to 24 months	70,283
25 to 36 months	28,317
37 to 48 months	8,685
49 to 60 months	5,032
Thereafter	—

Total	$358,043

At June 30, 2006, the Company had deposits from principal officers, directors and their affiliates in the amount of $3,100.

7. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2006 and 2005, the Company’s fixed-rate FHLB advances had interest rates that ranged from 2.63% to 5.59% with a weighted average of 4.19% and ranged from 2.11% to 5.03%with a weighted average of 3.49%, respectively.

Fixed-rate advances from FHLB are scheduled to mature as follows at June 30:

	2006		2005
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$45,000	3.73%	$46,500	2.84%
After one but within two years	47,355	3.56%	45,000	3.73%
After two but within three years	68,884	4.37%	47,311	3.64%
After three but within four years	53,000	4.58%	20,828	3.71%
After four but within five years	21,938	4.98%	10,000	3.96%
After five years	—		2,923	4.45%

	$236,177	4.19%	$172,562	3.49%

FHLB advances have been reduced by debt issuance costs of $223 and $338 at June 30, 2006 and 2005, respectively. Debt issuance costs are amortized using the interest method over the life of the FHLB advance. Amortization of $115 and $116 during the years ended June 30, 2006 and 2005, respectively, is included in interest expense.

In May 2006, the company borrowed $20 million from FHLB under an agreement that allowed the FHLB to call the advances at specified dates. The first call dates are May 18, 2007 for $10 million and May 18, 2008 for $10 million.

The Company’s advances from FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $156,400 and $113,900 at June 30, 2006 and 2005, respectively, by the Company’s investment in capital stock of FHLB of San Francisco and by its investment in mortgage-backed securities.

The maximum amounts advanced from the FHLB were $236,177, $172,562, and $101,446 during the years ended June 30, 2006, 2005 and 2004, respectively. At June 30, 2006, the Company had $24,646 available for advances from the FHLB for terms up to seven years and $10,000 available under a federal funds line of credit with a major bank.

8. JUNIOR SUBORDINATED DEBENTURES AND NOTE PAYABLE

Junior Subordinated Debentures—On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% (7.59% at June 30, 2006), with interest paid quarterly starting February 16, 2005.

On February 15, 2005, the Company entered into an interest rate cap, with a notional amount of $5,000 and a term of four years expiring in March 2009, to lower the interest payments on the Debentures should the three-month LIBOR increase above 5.25%. The Company designated this derivative as a nonhedging instrument and reports changes in the fair value of this instrument in current-period earnings. For the years ended June 30, 2006 and 2005, the Company recorded a $37 unrealized gain and a $5 unrealized loss to operating results for the change in the fair value of the interest rate cap.

9. INCOME TAXES

The provision for income taxes is as follows for the years ended June 30:

	2006	2005	2004
Current:
Federal	$1,591	$1,345	$1,046
State	569	437	371

	2,160	1,782	1,417
Deferred:
Federal	16	49	40
State	6	61	14

	22	110	54

Total	$2,182	$1,892	$1,471

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended June 30:

	2006	2005	2004
Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	6.99	6.95	7.00
Cash surrender value	(0.95)	(1.10)	—
Other	0.01	(0.11)	(0.65)

Effective tax rate	40.05%	39.74%	40.35%

The components of the net deferred tax asset are as follows at June 30:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$465	$439
Start-up costs	—	43
Deferred loan fees	123	121
Available-for-sale unrealized losses	590	—
State taxes	176	139
Stock options expense	183	—

	1,537	742

Deferred tax liabilities:
State taxes	(2)	(17)
FHLB stock dividend	(464)	(256)
Other assets - prepaids	(141)	(151)
Depreciation	(65)	(25)

	(672)	(449)

Net deferred tax asset	$865	$293

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2006 and 2005, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

10. STOCKHOLDERS’ EQUITY

Common Stock and Common Stock Warrants—Changes in common stock issued and outstanding were as follows for the years ended June 30:

	2006		2005		2004
	Issued	Outstanding	Issued	Outstanding	Issued	Outstanding
Beginning of year	8,299,823	8,299,823	4,506,524	4,506,524	4,474,351	4,474,351
Common stock issued through initial public offering	—	—	3,052,174	3,052,174	—	—
Common stock issued through warrant exercise	—	—	741,125	741,125	8,750	8,750
Common stock issued through option exercise	101,602	101,602	—	—	23,423	23,423
Purchase of Treasury Stock	—	(163,500)	—	—	—	—
Common stock issued through preferred stock conversion	142,800	142,800	—	—	—	—
Common stock issued through grants	17,500	—	—	—	—	—

End of year	8,561,725	8,380,725	8,299,823	8,299,823	4,506,524	4,506,524

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

During the year ended June 30, 2005, founding shareholders exercised outstanding organizer warrants to purchase 741,125 shares of common stock. The organizer warrants had an exercise price of $4.19 per share and raised $3,106 during the years ended June 30, 2005. All organizer warrants were exercised prior to March 14, 2005, the date of the Company’s initial public offering.

During the year ended June 30, 2006, the Company issued 101,602 shares of common stock for $497 (including $70 income tax benefit) from the exercise of nonqualified stock options. Also, the Company reduced its common shares outstanding by purchasing 163,500 shares of treasury stock for $1,325 under the Company’s common stock buy back program approved on June 30, 2005.

Warrant activity during the period July 1, 2003 to June 30, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding at July 1, 2003	809,825	$4.92
Exercised	(8,750)	$4.19

Outstanding at June 30, 2004	801,075	$4.93
Exercised	(741,125)	$4.19

Outstanding at June 30, 2005	59,950	$14.00
Expired	(59,950)	$14.00

Outstanding at June 30, 2006	—

Convertible Preferred Stock—On October 28, 2003, the Company commenced a private placement of Series A–6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009 (the “Convertible Preferred Stock”). The rights, preferences and privileges of the Convertible Preferred Stock were established in a certificate filed by the Company with the State of Delaware on October 27, 2003, and generally include the holder’s right to a six percent (6%) per annum cumulative dividend payable quarterly, the Company’s right to redeem some or all of the outstanding shares at par after five years and the holders’ right to convert all or part of the face value of his Convertible Preferred Stock into the Company’s common stock at $10.50 per share, increasing in three increments to $18.00 per share after January 1, 2008. The conversion price is currently $13.00 per share. The Company’s right to redeem the Convertible Preferred Stock is perpetual and starts immediately after issuance (with a premium payable to the holder starting at 5% in the first year and declining to 1% in the fifth year). The holder’s right to convert to the Company’s common stock starts immediately after purchase and expires on January 1, 2009.

During the year ended June 30, 2004, the Company issued $6,750 of Convertible Preferred Stock representing 675 shares at $10,000 face value, less issuance costs of $113. The Company has declared and paid dividends to holders of its Convertible Preferred Stock totaling $360, $405 and $140 for the years ended June 30, 2006, 2005, and 2004, respectively. In January 2006, 150 shares of preferred stock were converted into common shares. As a result, the Company reduced preferred stock by $1,474 and increased additional paid in capital by $1,474.

11. STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the 1999 Stock Option Plan, as amended and restated, and the 2004 Stock Incentive Plan (collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants.

1999 Stock Option Plan—In July 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan and in August 2001, the Company’s shareholders approved an amendment to the 1999 Plan such that 15% of the outstanding shares of the Company would always be available for grants under the 1999 Plan. The 1999 Plan is designed to encourage selected employees and directors to improve operations and increase profits, to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The 1999 Plan provisions require that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and nonqualified options. The options issued under the 1999 Plan generally vest in between three and five years. Option expiration dates are established by the plan administrator but may not be later than 10 years after the date of the grant.

2004 Stock Incentive Plan—In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Stock Incentive Plan. The maximum number of shares of common stock available for issuance under the 2004 Stock Incentive Plan, plus the number of shares of common stock available for issuance under the 1999 Stock Option Plan will be equal to 14.8% of the Company’s outstanding common stock at any time. However, the number of shares available for issuance as restricted stock grants may not exceed 5% of the Company’s outstanding common stock (subject to the overall maximum of 14.8% of the outstanding shares of common stock). Each share of restricted stock that is issued under the 2004 Stock Incentive Plan and vests will be deemed to be the issuance of three shares for purposes of calculating the overall maximum number of shares of common stock available for issuance under the Plans but not for purposes of calculating the above 5% limit applicable to the issuance of restricted stock. At June 30, 2006, there were a maximum of 1,240,347 option shares available for issuance under the limits of the Plans described above.

Stock Options— Prior to July 1, 2005, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations, as permitted by SFAS No. 123. No stock option compensation cost was recognized in the income statements as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this method, compensation cost recognized for the period includes compensation cost for all options granted prior to, but not yet vested as of July 1, 2005, and all options granted subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statements No. 123 and 123(R), respectively. Under this transition method, the Company was not required to restate its operating results for periods ending prior to July 1, 2005 for additional compensation cost associated with the change to fair value recognition.

The Company’s income before income taxes and net income for the year ended June 30, 2006 included stock option compensation cost of $357 and $214 respectively, which represented $0.03 impact on both basic and dilutive earnings per share. At June 30, 2006, unrecognized compensation expense related to non-vested grants aggregated to $868 and is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
For the fiscal year ended June 30,:
2007	329
2008	314
2009	207
2010	18

Total	$868

The fair value of each option awarded under the Plans is estimated on the date of grant based on the Black Scholes option pricing model. The weighted average grant-date fair value and the assumptions used in the valuations for each period are summarized as follows:

	Year Ended June 30,
	2006	2005	2004
Weighted-average grant-date fair value per share	$3.95	$2.37	$2.52
Assumptions used:
Risk-free interest rates	4.10% to 4.46%	3.90%	4.20%
Dividends	0%	0%	0%
Volatility	35.14% to 35.41%	0.00%	0.00%
Weighted-average expected life	6.0 to 6.25 years	7 years	7 years

Prior to March 15, 2005, the Company was a nonpublic entity and used the minimum value method, which excludes a volatility factor in estimating the value of stock options in accordance with SFAS 123. The Company was a public entity at the time SFAS 123(R) became effective. After the Company became publicly traded on March 15, 2005, expected volatilities have been based on the historical volatility of the Company’s common stock and the common stock volatility of similar banks with a longer history of public trading. The weighted-average expected life of options granted is based upon an estimate of the life, as prescribed in SAB 107. A forfeiture rate of 1.5% was estimated for fair value calculations made during the year ended June 30, 2006 based upon past experience.

A summary of stock option activity under the Plans during the period June 30, 2003 to June 30, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding—July 1, 2003	618,458	$5.24
Granted	132,036	$10.00
Exercised	(23,423)	$4.74
Cancelled	(6,554)	$8.22

Outstanding—June 30, 2004	720,517	$6.10
Granted	2,000	$10.00
Cancelled	(500)	$10.00

Outstanding—June 30, 2005	722,017	$6.11
Granted	247,900	$9.32
Exercised	(101,602)	$4.19
Cancelled	(52,246)	$9.86

Outstanding—June 30, 2006	816,069	$7.08

Options exercisable—June 30, 2004	499,705	$4.94
Options exercisable—June 30, 2005	593,042	$5.34
Options exercisable—June 30, 2006	518,500	$5.72

The following table summarizes information as of June 30, 2006 concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.19	382,158	3.7	$4.19	382,158	$4.19
$8.10	20,000	9.4	$8.10	—	—
$8.50	15,000	9.4	$8.50	—	—
$9.20	7,500	9.2	$9.20	—	—
$9.50	193,500	9.1	$9.50	—	—
$10.00	196,411	6.9	$10.00	135,142	$10.00
$11.00	1,500	6.1	$11.00	1,200	$11.00

	816,069	6.0	$7.08	518,500	$5.72

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at June 30, 2006 were $1,452 and $1,452, respectively. The aggregate intrinsic value of options exercised during the years ended June 30, 2006 was $371.

Restricted Stock Grants—In July 2005, the Company’s Board of Directors approved the first restricted stock grants under the 2004 Stock Incentive Plan. Restricted stock totaling 19,300 shares were granted to directors and an employee on July 25, 2005. The restricted stock vests one-third on each one-year anniversary of the grant date and no shares were vested at June 30, 2006.

The Company’s income before income taxes and net income for the year ended June 30, 2006 included restricted stock compensation cost of $52 and $31, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At June 30, 2006, unrecognized compensation expense related to non-vested grants aggregated to $114 and is expected to be recognized in future periods as follows:

Restricted Stock Compensation Expense
For the fiscal year ended June 30,:
2007	56
2008	56
2009	2

Total	$114

The following table presents the status and changes in restricted stock grants from inception through June 30, 2006:

	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value
Non-vested balance at June 30, 2005	—
Granted	19,300	$9.50
Vested	—
Forfeited	(1,800)	$9.50

Non-vested balance at June 30, 2006	17,500	$9.50

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At June 30, 2006, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

12. EARNINGS PER SHARE

Information used to calculate earnings per share for years ended June 30, 2006, 2005 and 2004, was as follows:

	2006	2005	2004
Net income	$3,266	$2,869	$2,175
Dividends on preferred stock	360	405	140

Net income attributable to common	$2,906	$2,464	$2,035

Weighted-average shares:
Basic weighted-average number of common shares outstanding	8,340,973	5,696,984	4,502,284
Dilutive effect of stock options	175,305	223,680	222,556
Dilutive effect of warrants	—	269,648	435,642
Dilutive effect of restricted stock	—	—	—
Dilutive effect of preferred stock	—	—	—

Dilutive weighted-average number of common shares outstanding	8,516,278	6,190,312	5,160,482

Net income per common share:
Basic	$0.35	$0.43	$0.45
Diluted	$0.34	$0.40	$0.39

Options and stock grants of 658,264, 498,337 and 497,961 shares for the years ended June 30, 2006, 2005 and 2004, respectively, were not included in determining diluted earnings per share, as they were antidilutive.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office space under an operating lease agreement scheduled to expire in October 2012. The Company pays property taxes, insurance and maintenance expenses related to this lease. Rent expense for the years ended June 30, 2006, 2005 and 2004 was $316, $226, and $213, respectively.

Pursuant to the terms of this noncancelable lease agreement in effect at June 30, 2006, future minimum lease payments are as follows:

2007	306
2008	315
2009	323
2010	334
2011	344
Thereafter	476

$2,098

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

At June 30, 2006 and 2005, the Company had commitments to fund or purchase loans of $2,546 and $8,134.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to tangible assets (as defined). As of June 30, 2006, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2006, the most recent filing date with the OTS, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s categorization. The Bank’s actual capital amounts and ratios as of June 30, 2006 and June 30, 2005 are presented in the table.

June 30, 2006

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (core) capital (to adjusted tangible assets)	$65,794	8.91%	$29,532	4.00%	$36,915	5.00%
Tier I capital (to risk-weighted assets)	65,794	15.25%	N/A	N/A	25,888	6.00%
Total capital (to risk-weighted assets)	67,269	15.59%	34,517	8.00%	43,146	10.00%
Tangible capital (to tangible assets)	65,794	8.91%	11,074	1.50%	N/A	N/A

June 30, 2005

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (core) capital (to adjusted tangible assets)	$54,972	9.02%	$24,367	4.00%	$30,459	5.00%
Tier I capital (to risk-weighted assets)	54,972	14.08%	N/A	N/A	23,420	6.00%
Total capital (to risk-weighted assets)	56,387	14.45%	31,226	8.00%	39,033	10.00%
Tangible capital (to tangible assets)	54,972	9.02%	9,138	1.50%	N/A	N/A

16. EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

Employment Agreements— In July 2003, the Company entered into employment agreements with three of the Company’s executive officers. Under these agreements, if the Company terminates one or more of the executive officers for any reason other than cause, then the Company must (a) pay that officer normal compensation in effect through the date of termination; (b) pay that officer a severance payment equal to 12 times his then-current base monthly salary, payable at the option of the Board of Directors either in one lump sum or in 12 equal installments; and (c) continue group insurance benefits for that officer for one year from termination or until that officer commences work with a new employer providing group medical insurance benefits to that officer. In addition, if the executive officer’s employment is terminated for any reason other than for cause, or that officer’s employment is terminated due to death or disability, then all stock options currently held by such officer will fully vest as of the termination date. Each agreement automatically renews in one-year terms unless terminated by either Bank of Internet USA or the officer. In addition, each agreement specifies bonuses for each executive officer, which are contingent upon the Company’s financial performance and the executive officer’s continued employment with the Company. The Company incurred bonus expense of $88, $378, and $33 for the years ended June 30, 2006, 2005, and 2004, respectively, in connection with these executive officer bonuses.

401(k) Plan—The Company has a 401(k) Plan whereby substantially all of its employees participate in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. For the year ended June 30, 2006, 2005 and 2004 expense attributable to the plan amounted to $2, $2, and $2, respectively.

Deferred Compensation Plans— Effective August 1, 2003, the Company adopted the Bank of Internet USA Nonqualified Deferred Compensation Plans (“Deferred Compensation Plans”) which cover designated key management employees and directors who elect to participate. The Deferred Compensation Plans allow eligible employees and directors to elect to defer up to 100% of their compensation, including commissions, bonuses and director fees. Although the Deferred Compensation Plans provide that the Company may make discretionary contributions to a participant’s account, no such discretionary contributions have been made through the period ending June 30, 2006. Participant deferrals are fully vested at all times, and discretionary contributions, if any, will be subject to a vesting schedule specified by the Company. Participants in the Deferred Compensation Plans may elect to invest their accounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the book value of the Company’s common stock. The Compensation Committee of the Board of Directors administrates the Deferred Compensation Plans. At June 30, 2006 and 2005, there was $250 and $131 deferred in connection with the Deferred Compensation Plans.

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

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments at year-end were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,288	$25,288	$23,811	$23,811
Investment securities available for sale	127,261	127,261	62,766	62,766
Investment security held to maturity	12,375	12,209	7,711	7,678
Time deposits in financial institutions	16,439	16,439	12,185	12,185
Stock of the Federal Home Loan Bank	11,111	11,111	8,126	8,126
Loans held for investment—net	533,641	522,797	486,872	484,848
Loans held for sale	—	—	189	189
Accrued interest receivable	3,427	3,427	2,355	2,355

Financial liabilities:
Time deposits and savings	424,204	421,746	361,051	361,045
Advances from the Federal Home Loan Bank	236,177	230,587	172,562	171,568
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	1,155	1,155	653	653

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.

19. PARENT-ONLY CONDENSED FINANCIAL INFORMATION

The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:

CONDENSED BALANCE SHEETS

(Dollars in thousands except share data)

	June 30
	2006	2005
ASSETS

Cash and cash equivalents	$10,025	$18,719
Other assets	426	319
Due from subsidiary	100	70
Investment in subsidiary	64,909	54,978

TOTAL	$75,460	$74,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

Junior subordinated debentures	$5,155	$5,155
Accrued interest payable	42	32
Accounts payable and accrued liabilities	17	249

Total liabilities	5,214	5,436

Stockholders’ equity	70,246	68,650

TOTAL	$75,460	$74,086

STATEMENTS OF INCOME

(Dollars in thousands)

	Year Ended June 30
	2006	2005	2004
Interest income	$44	$22	$2
Interest expense	362	355	60

Net interest (expense) income	(318)	(333)	(58)
Non-interest income	37	(5)
Non-interest expense—general and administrative	1,036	538	478

Loss before dividends from subsidiary and equity in undistributed income of subsidiary	(1,317)	(876)	(536)

Dividends from subsidiary	760	522	71
Equity in undistributed earnings of subsidiary	3,823	3,223	2,640

Net income	$3,266	$2,869	$2,175

STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,266	$2,869	$2,175
Adjustments to reconcile net income to net cash used in operating activities:
Stock options expense	409	—	—
Equity in undistributed earnings of subsidiary	(3,823)	(3,223)	(2,640)
Deferred income taxes	—	—	—
(Increase) decrease in other assets	(136)	(86)	109
Increase (decrease) in other liabilities	(222)	170	(40)

Net cash used in operating activities	(506)	(270)	(396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(7,000)	(20,000)	(7,001)

Net cash used in investing activities	(7,000)	(20,000)	(7,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock—net of costs	—	31,315	—
Net proceeds from issuance of convertible preferred stock		—	6,637
Proceeds from issuance of junior subordinated debentures	—	5,155	—
Repayment of notes payable	—	(5,000)	—
Proceeds from note payable	—	3,700	1,300
Proceeds from exercise of common stock options and warrants	497	3,106	202
Purchase treasury shares	(1,325)	—	—
Cash dividends on convertible preferred stock	(360)	(405)	(140)

Net cash provided by financing activities	(1,188)	37,871	7,999

NET INCREASE IN CASH AND CASH EQUIVALENTS	(8,694)	17,601	602
CASH AND CASH EQUIVALENTS—Beginning of year	18,719	1,118	516

CASH AND CASH EQUIVALENTS—End of year	$10,025	$18,719	$1,118

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended
	June 30,	March 31,	December 31,	September 30,
2006
Interest and dividend income	$9,084	$8,410	$8,028	$7,191
Interest expense	6,634	5,830	5,570	4,724

Net interest income	2,450	2,580	2,458	2,467
Provision for loan losses	(100)	15	135	10

Net interest income after provision for loan losses	2,550	2,565	2,323	2,457
Non-interest income	265	312	355	410
Non-interest expense	1,420	1,484	1,421	1,464

Income before income taxes	1,395	1,393	1,257	1,403
Income taxes	553	565	507	557

Net income	$842	$828	$750	$846

Net income attributable to common stock	$763	$750	$648	$745

Basic earnings per share	$0.09	$0.09	$0.08	$0.09
Diluted earnings per share	$0.09	$0.09	$0.08	$0.09

2005
Interest and dividend income	$6,364	$5,925	$5,366	$4,826
Interest expense	4,026	3,581	3,167	2,738

Net interest income	2,338	2,344	2,199	2,088
Provision for loan losses	185	10	160	15

Net interest income after provision for loan losses	2,153	2,334	2,039	2,073
Non-interest income	339	183	216	169
Non-interest expense	1,120	1,079	1,407	1,139

Income before income taxes	1,372	1,438	848	1,103
Income taxes	537	579	334	442

Net income	$835	$859	$514	$661

Net income attributable to common stock	$734	$758	$412	$560

Basic earnings per share	$0.09	$0.14	$0.09	$0.12
Diluted earnings per share	$0.09	$0.13	$0.08	$0.11