Form 10-K/A
period 2006-06-30
BofI Holding, Inc.
filed 2006-09-29
CIK 1299709

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

On September 25, 2006, BOFI Holding, Inc. filed with the Securities and Exchange Commission its 10K Annual Report. Previous outside auditors, Deloitte & Touche LLP, requested a review of the final printer’s proof prior to our filing. BOFI inadvertently filed the 10K prior to Deloitte & Touche LLP reviewing the final proof. After the filing of the 10K, but prior to the mailing of the Proxy Statement to our stockholders, Deloitte & Touche LLP, discovered that there were typographical errors in their opinion and consent. Additionally, we identified a typographical error in footnote 18 to the financial statements. BOFI is amending and restating the 10K with this 10K/A filing to correct the original filing.

The following changes were made to the respective documents:

1 - Report of Independent Registered Public Accounting Firm

The title heading was changed from “Registered Public Accounting Firm” to “Report of Independent Registered Public Accounting Firm”.

In the first paragraph, the phrase “two years in period ended” was changed to “two years in the period ended”, and a comma was added to the second sentence after “2005”.

In the first line of the second paragraph, the word “audit” was changed to “audits”.

In the last sentence of the second paragraph, the word “audit” was changed to “audits”, and the word “provides” was changed to “provide”.

In the last paragraph, the word “its” was changed twice to “their”.

2 - Consent of Independent Registered Public Accounting Firm

The word “years” was changed to “year”.

Changed Form “10-K” to “10-K/A”.

The date was changed from “September 25” to “September 28” as a result of these changes.

3 - Footnote 18 - Fair Value of Financial Instruments

The word “security” in the 3rd line was changed to “securities”.

i

Forward Looking Statements

This report may contain various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include projections, statements of the plans and objectives of management for future operations, statements of future economic performance, assumptions underlying these statements, and other statements that are not statements of historical facts. Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond BofI’s control. Should one or more of these risks, uncertainties or contingencies materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. Among the key risk factors that may have a direct bearing on BofI’s results of operations and financial condition are:

•	competitive practices in the financial services industries;

•	operational and systems risks;

•	general economic and capital market conditions, including fluctuations in interest rates;

•	economic conditions in certain geographic areas; and

•	the impact of current and future laws, governmental regulations and accounting and other rulings and guidelines affecting the financial services industry in general and BofI operations particularly.

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

The following table sets forth the amount of our loans at June 30, 2006 that are due after June 30, 2007 and indicates whether they have fixed or floating or adjustable interest rate loans:

	Fixed	Floating or Adjustable	Total
	(Dollars in thousands)
Single family (one to four units)	$1,088	$112,782	$113,870
Multifamily (five units or more)	29,275	372,890	402,165
Commercial real estate and land	83	12,660	12,743
Consumer	—	—	—

Total	$30,446	$498,332	$528,778

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

The following table sets forth the changes in our allowance for loan losses, by loan type, from July 1, 2001 through June 30, 2006. From inception through June 30, 2006, we have not recorded any specific loan loss reserves or any loan charge-offs or recoveries:

	Single Family	Multifamily	Commercial Real Estate and Land	Consumer	Total	Total Allowance as a Percentage of Total Loans
	(Dollars in thousands)
Beginning balance at July 1, 2001	$198	$76	$33	$3	$310	0.22%

Provision for loan losses	(107)	300	2	—	195

Balance at June 30, 2002	91	376	35	3	505	0.30%

Provision for loan losses	(14)	302	—	(3)	285

Balance at June 30, 2003	77	678	35	—	790	0.32%

Provision for loan losses	(35)	284	6	—	255

Balance at June 30, 2004	42	962	41	—	1,045	0.29%

Provision for loan losses	101	253	16	—	370

Balance at June 30, 2005	143	1,215	57	—	1,415	0.29%

Provision for loan losses	82	(19)	(3)	—	60

Balance at June 30, 2006	$225	$1,196	$54	$—	$1,475	0.28%

The following table sets forth how our allowance for loan losses is allocated by type of loan at each of the dates indicated:

	June 30, 2006		June 30, 2005		June 30, 2004		June 30, 2003		June 30, 2002
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
Single family	$225	15.25%	$143	10.11%	$42	4.02%	$77	9.75%	$91	18.02%
Multifamily	1,196	81.09%	1,215	85.86%	962	92.06%	678	85.82%	376	74.46%
Commercial real estate and land	54	3.66%	57	4.03%	41	3.92%	35	4.43%	35	6.93%
Consumer	—	—	—	—	—	—	—	—	3	0.59%

Total	$1,475	100%	$1,415	100%	$1,045	100%	$790	100%	$505	100%

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

BOFI HOLDING, INC.

Date: September 28, 2006	By:	/s/ Gary Lewis Evans
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 28th day of September 2006 in the capacities indicated.

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

Grand Rapids, Michigan

September 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheet of Bofl Holding, Inc. and subsidiary (the “Company”) as of June 30, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BofI Holding, Inc. and subsidiary as of June 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

	Year Ended June 30,
	2006	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$27,629	$19,625	$15,177
Investments	5,084	2,856	595

Total interest and dividend income	32,713	22,481	15,772

INTEREST EXPENSE:
Deposits	14,930	8,938	6,534
Advances from the Federal Home Loan Bank	7,466	4,219	2,648
Other borrowings	362	355	60

Total interest expense	22,758	13,512	9,242

Net interest income	9,955	8,969	6,530
Provision for loan losses	60	370	255

Net interest income, after provision for loan losses	9,895	8,599	6,275

NON-INTEREST INCOME:
Prepayment penalty fee income	721	452	624
Mortgage banking income	289	94	364
Gain on sale of securities	—	83	—
Banking service fees and other income	332	278	202

Total non-interest income	1,342	907	1,190

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,386	2,450	1,880
Stock-based compensation expense	409	—	—

Total Compensation	2,795	2,450	1,880
Professional services	443	256	166
Occupancy and equipment	347	270	245
Data processing and internet	491	373	328
Advertising and promotional	338	255	220
Depreciation and amortization	89	107	97
Service contract termination	—	59	197
Other general and administrative	1,286	975	686

Total non-interest expense	5,789	4,745	3,819

INCOME BEFORE INCOME TAXES	5,448	4,761	3,646

INCOME TAXES	2,182	1,892	1,471

NET INCOME	$3,266	$2,869	$2,175

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$2,906	$2,464	$2,035

Basic earnings per share	$0.35	$0.43	$0.45
Diluted earnings per share	0.34	0.40	0.39

See	notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Convertible Preferred Stock		Common Stock				Additional Paidin Capital	Retained Earnings	Accumulated Other Compre- hensive loss Net of Tax	Treasury Stock	Compre- hensive Income	Total
			Number of Shares			Amount
	Shares	Amount	Issued	Treasury	Outstanding
BALANCE—July 1, 2003	—	—	4,474,351		4,474,351	$45	$22,161	$679	—	—		$22,885
Comprehensive income:
Net income	—	—	—	—	—	—	—	2,175	—	—	$2,175	2,175

Total comprehensive income											$2,175

Exercise of common stock options	—	—	23,423	—	23,423	—	165	—	—	—		165
Exercise of common stock warrants	—	—	8,750	—	8,750	—	37	—	—	—		37
Issuance of convertible preferred stock	675	$6,637	—	—	—	—	—	—	—	—		6,637
Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(140)	—	—		(140)

BALANCE—June 30, 2004	675	6,637	4,506,524	—	4,506,524	45	22,363	2,714	—	—		31,759

Comprehensive income:
Net income	—	—	—	—	—	—	—	2,869	—	—	$2,869	2,869
Net unrealized gain from investment securities —net of income tax expense	—	—	—	—	—	—	—	—	6	—	6	6

Total comprehensive income											$2,875

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(405)	—	—		(405)
Exercise of common stock warrants	—	—	741,125	—	741,125	7	3,099	—	—	—		3,106
Issuance of common stock—net of costs	—	—	3,052,174	—	3,052,174	31	31,284	—	—	—		31,315

BALANCE—June 30, 2005	675	6,637	8,299,823	—	8,299,823	83	56,746	5,178	6	—		68,650

Comprehensive income:
Net income	—	—	—	—	—	—	—	3,266	—	—	$3,266	3,266
Net unrealized loss from investment securities —net of income tax expense	—	—	—	—	—	—	—	—	(891)	—	(891)	(891)

Total comprehensive income											$2,375

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(360)	—	—		(360)
Convert preferred stock to common stock	(150)	(1,474)	142,800	—	142,800	1	1,473	—	—	—		—
Stock option expense							357					357
Restricted stock grant	—	—	17,500	—	—	—	—	—	—	—		—
Restricted stock expense							52					52
Purchase of Treasury Stock				(163,500)	(163,500)					(1,325)		(1,325)
Stock options exercises	—	—	101,602	—	101,602	1	496	—	—	—		497

BALANCE—June 30, 2006	525	$5,163	8,561,725	(163,500)	8,380,725	$85	$59,124	$8,084	$(885)	$(1,325)		$70,246

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

3. INVESTMENT SECURITIES

Available-for-sale—Amortized costs and the fair value of investment securities available-for-sale are summarized as follows:

	June 30, 2006
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$128,736	$80	$(1,555)	$127,261

	$128,736	$80	$(1,555)	$127,261

	June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$62,756	$203	$(193)	$62,766

	$62,756	$203	$(193)	$62,766

The amortized cost and fair value of available-for-sale securities by contractual maturity at June 30, 2006 are as follows:

	Amortized Cost	Fair Value
GNMA MBS - pass throughs
Due within one year	$47	$47
Due one to five years	215	213
Due five to ten years	336	333
Due after ten years	1,804	1,785

Total GNMA MBS - pass throughs	2,402	2,378

FHLMC MBS - pass throughs
Due within one year	1,061	1,057
Due one to five years	4,826	4,807
Due five to ten years	7,588	7,553
Due after ten years	56,645	56,343

Total FHLMC MBS - pass throughs	70,120	69,760

FNMA MBS - pass throughs
Due within one year	1,031	1,013
Due one to five years	4,592	4,502
Due five to ten years	6,960	6,825
Due after ten years	43,631	42,783

Total FNMA MBS - pass throughs	56,214	55,123

Total	$128,736	$127,261

Held-to-maturity—Amortized costs and the fair value of investment securities held-to-maturity are summarized as follows:

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	( Dollars in thousands )
Mortgage-backed securities (FHLMC, FNMA)	$3,904	—	$(105)	$3,799
U.S. Government agency debt	8,471	—	(61)	8,410

	$12,375	$	$(166)	$12,209

	June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	( Dollars in thousands )
Mortgage-backed securities (FHLMC, FNMA)	$4,269	$3	$(13)	$4,259
U.S. Government agency debt	3,442	—	(23)	3,419

	$7,711	$3	$(36)	$7,678

The amortized cost and fair values of investment securities held-to-maturity by contractual maturity at June 30, 2006 are as follows:

	Amortized Cost	Fair Value
U.S. Government security
Due within one year	$3,475	$3,427
Due one to five years	4,996	4,983
Due five to ten years	—	—
Due after ten years	—	—

Total U.S. Government security	8,471	8,410

FHLMC MBS - pass throughs
Due within one year	72	70
Due one to five years	322	313
Due five to ten years	486	473
Due after ten years	2,905	2,824

Total FHLMC MBS - pass throughs	3,785	3,680

FNMA MBS - pass throughs
Due within one year	1	1
Due one to five years	5	5
Due five to ten years	9	9
Due after ten years	104	104

Total FNMA MBS - pass throughs	119	119

Total	$12,375	$12,209

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

The Company’s income before income taxes and net income for the year ended June 30, 2006 included stock option compensation cost of $357 and $214 respectively, which represented $0.03 impact on both basic and dilutive earnings per share. At June 30, 2006, unrecognized compensation expense related to non-vested grants aggregated to $868 and is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
For the fiscal year ended June 30,:
2007	$329
2008	314
2009	207
2010	18

Total	$868

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

Restricted Stock Compensation Expense
For the fiscal year ended June 30,:
2007	$56
2008	56
2009	2

Total	$114

The following table presents the status and changes in restricted stock grants from inception through June 30, 2006:

	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value
Non-vested balance at June 30, 2005	—
Granted	19,300	$9.50
Vested	—
Forfeited	(1,800)	$9.50

Non-vested balance at June 30, 2006	17,500	$9.50

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

Pursuant to the terms of this noncancelable lease agreement in effect at June 30, 2006, future minimum lease payments are as follows:

2007	$306
2008	315
2009	323
2010	334
2011	344
Thereafter	476

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

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments at year-end were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,288	$25,288	$23,811	$23,811
Investment securities available for sale	127,261	127,261	62,766	62,766
Investment securities held to maturity	12,375	12,209	7,711	7,678
Time deposits in financial institutions	16,439	16,439	12,185	12,185
Stock of the Federal Home Loan Bank	11,111	11,111	8,126	8,126
Loans held for investment—net	533,641	522,797	486,872	484,848
Loans held for sale	—	—	189	189
Accrued interest receivable	3,427	3,427	2,355	2,355

Financial liabilities:
Time deposits and savings	424,204	421,746	361,051	361,045
Advances from the Federal Home Loan Bank	236,177	230,587	172,562	171,568
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	1,155	1,155	653	653

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