Form 10-Q
period 2006-09-30
BofI Holding, Inc.
filed 2006-11-06
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

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

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,308,825 shares of common stock as of October 31, 2006.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS -

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2006	June 30, 2006
ASSETS
Cash and due from banks	$1,834	$1,483
Federal funds sold	11,290	23,805

Total cash and cash equivalents	13,124	25,288
Time deposits in financial institutions	14,755	16,439
Mortgage-backed securities available for sale	162,151	127,261
Investment securities held to maturity	17,303	12,375
Stock of the Federal Home Loan Bank, at cost	11,440	11,111
Loans — net of allowance for loan losses of $1,450 in September 2006, $1,475 in June 2006	535,319	533,641
Accrued interest receivable	4,056	3,427
Furniture, equipment and software — net	207	222
Deferred income tax	189	865
Bank-owned life insurance — cash surrender value	4,236	4,199
Other assets	3,443	3,007

TOTAL	$766,223	$737,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,170	$1,203
Interest bearing	442,224	423,001

Total deposits	443,394	424,204
Advances from the Federal Home Loan Bank	243,206	236,177
Junior subordinated debentures	5,155	5,155
Accrued interest payable	2,358	1,155
Income tax payable	192	—
Accounts payable and accrued liabilities	1,069	898

Total liabilities	695,374	667,589

STOCKHOLDERS’ EQUITY:
Convertible preferred stock — $10,000 stated value; 1,000,000 shares authorized; 525 shares issued and outstanding	5,163	5,163
Common stock — $.01 par value; 25,000,000 shares authorized; 8,577,825 shares issued and 8,308,825 shares outstanding (September 2006) and 8,561,725 shares issued and 8,380,725 shares outstanding (June 2006)	85	85
Additional paid-in capital	59,238	59,124
Accumulated other comprehensive income (loss), net of tax	(316)	(885)
Retained earnings	8,752	8,084
Treasury stock	(2,073)	(1,325)

Total stockholders’ equity	70,849	70,246

TOTAL	$766,223	$737,835

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$7,261	$6,150
Investments	2,711	1,041

Total interest and dividend income	9,972	7,191

INTEREST EXPENSE:
Deposits	4,864	3,205
Advances from the Federal Home Loan Bank	2,568	1,438
Other borrowings	104	81

Total interest expense	7,536	4,724

Net interest income	2,436	2,467
Provision for loan losses	(25)	10

Net interest income, after provision for loan losses	2,461	2,457

NON-INTEREST INCOME:
Prepayment penalty fee income	103	170
Mortgage banking income	16	161
Gain on sale of securities	205	—
Banking service fees and other income	43	79

Total non-interest income	367	410

NON-INTEREST EXPENSE:
Compensation:
Salaries and benefits	599	648
Stock-based compensation expense	120	90

Total compensation	719	738
Professional services	156	112
Occupancy and equipment	90	90
Data processing and internet	130	109
Depreciation and amortization	21	27
Other general and administrative	462	388

Total non-interest expense	1,578	1,464

INCOME BEFORE INCOME TAXES	1,250	1,403
INCOME TAXES	504	557

NET INCOME	$746	$846

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$668	$745

COMPREHENSIVE INCOME	$1,315	$467

Basic earnings per share	$0.08	$0.09

Diluted earnings per share	$0.08	$0.09

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

									Accumulated Other Comprehen- sive Loss, Net of Tax	Treasury Stock	Total
	Convertible Preferred Stock		Common Stock				Additional Paid in Capital	Retained Earnings
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE —
July 1, 2006	525	$5,163	8,561,725	(163,500)	8,380,725	$85	$59,124	$8,084	$(885)	$(1,325)	$70,246
Comprehensive income:
Net income	—	—	—	—	—	—	—	746	—	—	746
Net unrealized gain from available for sale securities — net of income tax benefit and reclassifications	—	—	—	—	—	—	—	—	569	—	569

Total comprehensive income											1,315

Purchase of treasury stock	—	—	—	(105,500)	(105,500)	—	—	—	—	(748)	(748)
Cash dividends on convertible preferred stock	—	—	—		—		—	(78)	—	—	(78)
Restricted stock distributed to employees & Trust	—	—	—	—	17,500	—	—	—	—	—	—
Restricted stock awarded & distributed to Trust	—	—	16,100	—	16,100	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	—	—	21	—	—	—	21
Stock option compensation expense	—	—	—	—	—	—	99	—	—	—	99
Reversal of deferred tax benefit from cancelled stock options	—	—	—	—	—	—	(6)				(6)

BALANCE — September 30, 2006	525	$5,163	8,577,825	(269,000)	8,308,825	$85	$59,238	$8,752	$(316)	$(2,073)	$70,849

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$746	$846
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums on investment securities	760	100
Amortization of premiums and deferred loan fees	382	417
Amortization of debt issue costs	29	29
Stock-based compensation expense	120	90
Gain on sale of available for sale securities	(205)	—
Provision for loan losses	(25)	10
Deferred income taxes	291	147
Origination of loans held for sale	(1,597)	(10,722)
Net gain on sale of loans held for sale	(8)	(56)
Proceeds from sale of loans held for sale	1,605	10,186
Depreciation and amortization	21	27
Stock dividends from Federal Home Loan Bank	(140)	(89)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(629)	(206)
Other assets	(473)	(385)
Accrued interest payable	1,203	334
Accounts payable and accrued liabilities	363	(54)

Net cash provided by operating activities	2,443	674

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(84,422)	(33,127)
Purchases of investment securities held to maturity and time deposits	(9,456)	(3,862)
Proceeds from sale of available for sale securities	38,884	—
Proceeds from repayments of available for sale securities	11,039	9,151
Proceeds from repayments of securities held to maturity and time deposits	6,214	1,338
Purchase of stock of Federal Home Loan Bank	(189)	(269)
Origination of loans	(2,811)	(3,039)
Purchase of loans	(24,397)	(42,245)
Principal repayments and participation sales on loans	25,173	28,240
Purchases of furniture, equipment and software	(6)	(51)

Net cash used in investing activities	(39,971)	(43,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	19,190	39,189
Proceeds from Federal Home Loan Bank advances	23,000	8,000
Repayment of the Federal Home Loan Bank advance	(16,000)	(3,000)
Purchase of treasury stock	(748)	—
Cash dividends paid on convertible preferred stock	(78)	(101)

Net cash provided by financing activities	25,364	44,088

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,164)	898

CASH AND CASH EQUIVALENTS — Beginning of year	25,288	23,811

CASH AND CASH EQUIVALENTS — End of period	$13,124	$24,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid on deposits and borrowed funds	$6,305	$4,361

Income taxes paid	$30	$210

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financials statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2006 included in our Annual Report on Form 10-K/A.

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

Stock-Based Compensation — The Company determines stock-based compensation expense using the fair value method required by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment. Refer to Note 3, Stock-based Compensation below, for additional disclosures.

New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not completed its evaluation of the impact of adopting SFAS No. 155.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 108. This SAB provides detailed guidance to registrants in the determination of what is material to their financial statements. This SAB is required to be applied to financial statements issued after November 15, 2006. Upon adoption, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. The Company has not completed its evaluation of the impact of SAB 108.

3. STOCK-BASED COMPENSATION

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

2004 Stock Incentive Plan—In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Stock Incentive Plan. The maximum number of shares of common stock available for issuance under the 2004 Stock Incentive Plan, plus the number of shares of common stock available for issuance under the 1999 Stock Option Plan will be equal to 14.8% of the Company’s outstanding common stock at any time. However, the number of shares available for issuance as restricted stock grants may not exceed 5% of the Company’s outstanding common stock (subject to the overall maximum of 14.8% of the outstanding shares of common stock). Each share of restricted stock that is issued under the 2004 Stock Incentive Plan and vests will be deemed to be the issuance of three shares for purposes of calculating the overall maximum number of shares of common stock available for issuance under the Plans but not for purposes of calculating the above 5% limit applicable to the issuance of restricted stock. At September 30, 2006, there were a maximum of 1,229,706 option shares available for issuance under the limits of the Plans described above.

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

The Company’s income before income taxes and net income for the quarters ended September 30, 2006 and 2005 included stock option compensation cost of $99 and $79, respectively. At September 30, 2006, unrecognized compensation expense related to non-vested grants aggregated to $1,118 and is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
Remainder of fiscal:
2007	$309
2008	413
2009	307
2010	85
2011	4

Total	$1,118

On July 24, 2006 the Company granted stock options for 140,000 shares to directors and employees under the 2004 Plan. The non-qualified stock options were issued with a grant-day exercise price, equal to the market price of $7.35 and with vesting periods of three years for directors and four years for employees, with no vesting until after 12 months. The fair value of each option awarded under the Plans is estimated on the date of grant based on the Black Scholes option pricing model. The weighted average grant-date fair value and the assumptions used in the valuations for each period are summarized as follows:

	For the Three Months Ended September 30,
	2006	2005
Weighted-average grant-date fair value per share	$3.09	$4.02
Assumptions used:
Risk-free interest rates	5.00%	4.10% to 4.12%
Dividends	0%	0%
Volatility	32.45%	35.14% to 35.23%
Weighted-average expected life	6.0 to 6.25 years	6.0 to 6.25 years

Prior to March 15, 2005, the Company was a nonpublic entity and used the minimum value method, which excludes a volatility factor in estimating the value of stock options in accordance with SFAS 123. The Company was a public entity at the time SFAS 123(R) became effective. After the Company became publicly traded on March 15, 2005, expected volatilities have been based on the historical volatility of the Company’s common stock and the common stock volatility of similar banks with a longer history of public trading. The weighted-average expected life of options granted is based upon an estimate of the life, as prescribed in SAB 107. A forfeiture rate of 1.5% was estimated for fair value calculations made during the quarter ended September 30, 2006 based upon past experience.

A summary of stock option activity under the Plans during the period July 1, 2005 to September 30, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding—July 1, 2005	722,017	$6.11
Granted	247,900	$9.32
Exercised	(101,602)	$4.19
Cancelled	(52,246)	$9.86

Outstanding—June 30, 2006	816,069	$7.08
Granted	140,000	$7.35
Cancelled	(23,500)	$8.36

Outstanding—September 30, 2006	932,569	$7.09

Options exercisable—June 30, 2006	518,500	$5.72
Options exercisable—September 30, 2006	588,802	$6.18

The following table summarizes information as of September 30, 2006 concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 4.19	382,158	3.4	$4.19	382,158	$4.19
$ 7.35	140,000	9.8	$7.35	—	—
$ 8.50	15,000	9.2	$8.50	—	—
$ 9.20	7,500	8.9	$9.20	2,708	$9.20
$ 9.50	192,500	8.8	$9.50	59,792	$9.50
$10.00	193,911	6.7	$10.00	142,869	$10.00
$11.00	1,500	5.8	$11.00	1,275	$11.00

	932,569	6.3	$7.09	588,802	$6.18

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at September 30, 2006 were $883 and $883, respectively.

Restricted Stock Grants—Restricted stock totaling 16,100 shares were granted to directors on July 24, 2006. The restricted stock vests one-third on each one-year anniversary of the grant date.

The Company’s income before income taxes and net income for the quarters ended September 30, 2006 and 2005 included restricted stock compensation cost of $21 and $11, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2006, unrecognized compensation expense related to non-vested grants aggregated to $212 and is expected to be recognized in future periods as follows:

Restricted Stock Compensation Expense
Remainder of fiscal:
2007	71
2008	95
2009	43
2010	3

Total	$212

The following table presents the status and changes in restricted stock grants from July 1, 2005 through September 30, 2006:

	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value
Non-vested balance at July 1, 2005	—
Granted	19,300	$9.50
Vested	—
Forfeited	(1,800)	$9.50

Non-vested balance at June 30, 2006	17,500	$9.50

Granted	16,100	$7.35
Vested	(5,831)	$9.50

Non-vested balance at September 30, 2006	27,769	$8.25

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At September 30, 2006, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

4. EARNINGS PER SHARE

Information used to calculate earnings per share was as follows:

	Three Months Ended September 30,
	2006	2005
Net income	$746	$846
Dividends on preferred stock	78	101

Net income attributable to common shares	$668	$745

Weighted-average shares:
Basic weighted-average number of common shares outstanding and average common shares earned on restricted stock awards	8,347,608	8,300,147
Dilutive effect of stock options	123,934	208,559

Dilutive weighted-average number of common shares outstanding	8,471,542	8,508,706

Net income per common share:
Basic	$0.08	$0.09
Diluted	$0.08	$0.09

Options and stock grants of 835,656 and 744,634 shares for the three months ended September 30, 2006 and 2005, respectively, were not included in determining diluted earnings per share, as they were antidilutive.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases — On April 25, 2005, the Company entered into an operating lease for its new corporate office, which commenced on June 15, 2005 and will expire on October 31, 2012. Under the lease terms, the Company leases 12,364 square feet and pays utilities and its proportional share of “Common Operating Costs”. The future minimum lease payments under this noncancelable lease as of June 30, 2006 are: $306, $315, $323, and $1,154 for the years ending June, 30, 2007, 2008, 2009, and thereafter, respectively.

Credit-Related Financial Instruments — The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2006, the Company had $782 commitments to fund loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K/A and the accompanying interim unaudited condensed consolidated financial statements and notes thereto.

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intends,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Risk Factors” in our Prospectus dated March 14, 2005, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K/A for the year ended June 30, 2006, both of which have been filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.

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

Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2006 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	September 30, 2006	June 30, 2006	September 30, 2005
Selected Balance Sheet Data:
Total assets	$766,223	$737,835	$654,462
Loans - net of allowance for loan losses	535,319	533,641	503,489
Loans held for sale	—	—	781
Allowance for loan losses	1,450	1,475	1,425
Mortgage-backed securities available for sale	162,151	127,261	86,003
Investment securities held to maturity	17,303	12,375	7,669
Total deposits	443,394	424,204	400,240
Advances from the FHLB	243,206	236,177	177,591
Junior subordinated debentures	5,155	5,155	5,155
Total stockholders’ equity	70,849	70,246	69,106

	At or For the Three Months Ended September 30,
	2006	2005
Selected Income Statement Data:
Interest and dividend income	$9,972	$7,191
Interest expense	7,536	4,724

Net interest income	2,436	2,467
Provision for loan losses	(25)	10

Net interest income after provision for loan losses	2,461	2,457
Non-interest income	367	410
Non-interest expense	1,578	1,464

Income before income tax expense	1,250	1,403
Income tax expense	504	557

Net income	$746	$846

Net income attributable to common stock	$668	$745
Per Share Data:
Net income:
Basic	$0.08	$0.09
Diluted	$0.08	$0.09
Book value per common share	$7.93	$7.53
Tangible book value per common share	$7.93	$7.53
Weighted average number of common shares outstanding:
Basic	8,347,608	8,300,147
Diluted	8,471,542	8,508,706
Common shares outstanding at end of period	8,308,825	8,299,823
Common shares issued at end of period	8,577,825	8,319,123

BofI HOLDING,INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or For the Three Months Ended September 30,
	2006	2005
Performance Ratios and Other Data:
Loan originations	$2,811	$3,039
Loan originations for sale	1,597	10,722
Loan purchases	24,397	42,245
Return on average assets	0.40%	0.55%
Return on average common stockholders’ equity	4.08%	4.78%
Interest rate spread(1)	0.93%	1.22%
Net interest margin(2)	1.31%	1.62%
Efficiency ratio(3)	56.3%	50.9%
Capital Ratios:
Equity to assets at end of period	9.25%	10.56%
Tier 1 leverage (core) capital to adjusted tangible assets(4)	8.98%	9.31%
Tier 1 risk-based capital ratio(4)	16.61%	15.65%
Total risk-based capital ratio(4)	16.96%	16.01%
Tangible capital to tangible	8.98%	9.31%
assets(4)
Asset Quality Ratios:
Net charge-offs to average loans outstanding(5)	—	—
Nonperforming loans to total loans(5)	—	—
Allowance for loan losses to total loans at end of period	0.27%	0.29%
Allowance for loan losses to nonperforming loans(5)	—	—

(1)	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(2)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(3)	Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.

(4)	Reflects regulatory capital ratios of Bank of Internet USA only.

(5)	At September 30, 2006 and 2005, we had no nonperforming loans, no foreclosures and no specific loan loss allowances.

OVERVIEW

During the quarter ended September 30, 2006, we earned $746,000, or $0.08 per diluted share compared to $846,000, or $0.09 per diluted share for the three months ended September 30, 2005. Our quarterly net income decreased 11.8% and our earnings per share decreased 11.1% in the 2006 quarter compared to 2005. Key comparisons between our operating results for the quarter ended September 2006 compared to September 2005 are:

•	net interest income decreased $31,000 in 2006 primarily due to a 31 basis point decrease in our net interest margin which substantially offset our 21% increase in average earning assets;

•	non-interest income decreased $43,000 primarily due to lower mortgage loan prepayment penalty and mortgage banking income, substantially offset by an increase in gains on sales of securities;

•	non-interest expense for the 2006 quarter increased $114,000 primarily due to increases in advertising and professional services offset by a decrease in compensation. Our efficiency ratio was 56.3% in the 2006 quarter compared to 50.9% for 2005.

Our earnings rely on our net interest income and our net interest income has been negatively impacted by the flattening yield curve. Our net interest margin declined to 1.31% for the three months ended September 30, 2006 from 1.62% for the three months ended September 30, 2005. The flattening yield curve has caused our deposit rates and interest expense to increase without a proportional increase in our interest earned on our loans and mortgage-backed securities.

RESULTS OF OPERATIONS – Comparison of Three Months Ended September 30, 2006 and 2005

Net income for the three months ended September 30, 2006 decreased $100,000 to $746,000 or $0.08 per diluted share, compared to $846,000 or $0.09 per diluted share for the three months ended September 30, 2005. Net income before income tax for the three months ended September 30, 2006 decreased by approximately $0.15 million to $1.25 million compared to $1.40 million for the three months ended September 30, 2005. The decrease resulted primarily from the $114,000 increase in non-interest expense, a $31,000 decrease in net interest income and a $43,000 decrease in non-interest income, partially offset by a $35,000 favorable change in the loan loss provision.

Net Interest Income

Net interest income for the quarter ended September 30, 2006 totaled $2.4 million, a 1.3% decrease compared to net interest income of $2.5 million for the quarter ended September 30, 2005.

Total interest and dividend income during the quarter ended September 30, 2006 increased 38.9% to $10.0 million, compared with $7.2 million during the quarter ended September 30, 2005. The increase in interest and dividend income for the quarter is attributable to growth in average earning assets, primarily loans and investment securities (primarily mortgage-back securities). Comparing average balances for the quarters, September 2006 compared to 2005, loans and investment securities grew 6.3% and 82.2%, respectively. Higher rates on new loans and rate adjustments in the loan portfolio caused the loan portfolio yield for the 2006 quarter to increase 55 basis points compared with the same period in 2005, contributing to the increase in interest income. The net growth in average earning assets for the three-month period was funded largely by increases in time deposits and advances from the FHLB, which account for the majority of the increases in interest expense. Total interest expense during the quarter ended September 30, 2006 increased 59.6% to $7.5 million, compared with $4.7 million during the quarter ended September 30, 2005. Comparing average balances for the quarter ended September 2006 to 2005, time deposits and advances from the FHLB grew 32.8% and 46.2%, respectively. Higher rates paid on new time deposits caused the time deposit rate for the 2006 quarter to increase 84 basis points compared with same period in 2005. Similarly, higher rates paid on new FHLB advances caused the rate for 2006 to increase 79 basis points compared with same period in 2005. The combined rate and rate / volume variance (primarily from increases in time deposits and FHLB advance rates) accounted for 59.5% of the total increase in interest expense for the quarter comparison.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 31 basis points to 1.31% for the quarter ended September 30, 2006, compared with 1.62% for the quarter ended September 30, 2005. The net interest margin declined for the quarter as a result of the continued flattening of the yield curve. During the first quarter of fiscal 2005, we increased our investment in mortgage-backed securities, because we believed they offered better relative credit risk compared to the pricing levels of mortgage whole loans. The mortgage-backed securities we purchased provide a guarantee from a government-sponsored entity like FNMA, while single-family whole loan originations and purchases do not have a credit guarantee. Generally, the credit risk premiums on mortgage whole loans (the difference between the interest rate earned on a whole loan and the rate earned on a long-term U.S. Treasury) have decreased due to the strong housing market and the lower mortgage default levels over the last few years. As result, high quality mortgage loan rates remain relatively low, contributing to our decrease in net interest margin.

Our net interest margin has also been negatively influenced by the flattening of the yield curve. The interest rates we pay on our deposits generally move with short-term rates and the interest yield on our loans generally moves with long-term rates. Increases in the Fed Funds rates over the past two years have caused short-term rates to rise, without corresponding increases in long-term rates causing the yield curve to flatten. Our cost of funds (primarily deposit interest) for the quarter ended September 30, 2006, increased 95 basis points. Our yield on earning assets (primarily loan interest) for the quarter ended September 30, 2006, increased only 66 basis points. If the slope of the yield curve does not increase, we may not be able to grow the size of our earning assets at the same rate we have experienced over the past four years and our net interest margin may continue to decline and remain below historic levels.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,
	2006			2005
	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)
	(Dollars in thousands)

Assets
Loans (2) (3)	$523,943	$7,261	5.54%	$492,753	$6,150	4.99%
Federal funds sold	23,467	309	5.27%	4,027	35	3.48%
Interest-bearing deposits in other financial institutions	15,922	205	5.15%	13,480	134	3.98%
Investment securities (3) (4)	166,462	2,046	4.92%	91,355	783	3.43%
Stock of FHLB, at cost	11,285	151	5.35%	8,287	89	4.30%

Total interest-earning assets	741,079	9,972	5.38%	609,902	7,191	4.72%
Noninterest-earning assets	10,879			9,545

Total assets	$751,958			$619,447

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$71,869	$522	2.91%	$99,459	$509	2.05%
Time deposits	362,664	4,342	4.79%	273,004	2,696	3.95%
Advances from the FHLB	237,496	2,568	4.33%	162,500	1,438	3.54%
Other borrowings	5,155	104	8.15%	5,155	81	6.29%

Total interest-bearing liabilities	677,184	7,536	4.45%	540,118	4,724	3.50%
Noninterest-bearing demand deposits	1,127			7,851
Other interest-free liabilities	3,001			2,456
Stockholders’ equity	70,646			69,022

Total liabilities and stockholders’ equity	$751,958			$619,447

Net interest income		$2,436			$2,467

Net interest spread (5)			0.93%			1.22%
Net interest margin (6)			1.31%			1.62%

(1)	Annualized

(2)	Loans include loans held for sale, loan premiums and unearned fees.

(3)	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. The rate earned on loans does not include loan prepayment penalty income, which is classified as non-interest income.

(4)	All investments are taxable.

(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	For the Three Months Ended September 30,
	2006 vs. 2005
	Increase (decrease) due to
	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
	(In Thousands)
Increase / (decrease) in interest income:

Loans	$389	$679	$43	$1,111
Federal funds sold	169	18	87	274
Interest-bearing deposits in other financial institutions	24	40	7	71
Investment securities	644	340	279	1,263
Stock of FHLB, at cost	32	22	8	62

	$1,258	$1,099	$424	$2,781

Increase / (decrease) in interest expense:

Interest-bearing demand and savings	$(141)	$213	$(59)	$13
Time deposits	885	573	188	1,646
Advances from the FHLB	664	319	147	1,130
Other borrowings	—	23	—	23

	$1,408	$1,128	$276	$2,812

Provision for Loan Losses

The provision for loan losses was a benefit of $25,000 for the quarter ended September 30, 2006, compared to $10,000 expense for the quarter ended September 30, 2005. The benefit provision for the 2006-quarter was the result of shifting our investment mix out of multifamily mortgage loans and into mortgage-backed securities. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended September 30,
	2006	2005
	(In Thousands)
Prepayment penalty fee income	$103	$170
Mortgage banking fee income	16	161
Gain on sale of securities	205	—
Banking service fees and other income	43	79

Total non-interest income	$367	$410

Non-interest income for the quarter ended September 30, 2006 decreased $43,000, or 10.5% to $367,000 compared to $410,000 for the quarter ended September 30, 2005. Decreases in prepayment penalty fee income and in mortgage banking income, partially offset by the $205,000 gain on the sale of securities, are the primary reasons for the decrease in non-interest income. During the 2006 quarter, available for sale securities totalling $38.9 million were sold to provide proceeds to buy higher yielding whole loans and mortgage-backed securities. A decreased volume of multifamily loan originations accounts for the decrease in mortgage banking fees in the 2006 quarter. There are many factors influencing borrowers’ decision to payoff loans early, making prepayment penalty fee income somewhat unpredictable from quarter to quarter.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended September 30,
	2006	2005
	(In Thousands)
Compensation:
Salaries and benefits	$599	$648
Stock-based compensation	120	90

Total compensation	719	738
Professional services	156	112
Occupancy and equipment	90	90
Data processing and internet	130	109
Depreciation and amortization	21	27
Other general and administrative	462	388

Total	$1,578	$1,464

Efficiency ratio (1)	56.30%	50.90%
Noninterest expense as annualized % of average assets	0.84%	0.95%

(1)	Represents non-interest expense divided by the aggregate of net interest income before provision for loan losses and non-interest income.

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $1.6 million for the three months ended September 30, 2006 and $1.5 million for the three months ended September 30, 2005.

Total compensation decreased $19,000 to $719,000 for the quarter ended September 30, 2006, compared to $738,000 for the same quarter last year. Effective July 1, 2005, the Company adopted SFAS No. 123(R), Share-based Payment, and has included the stock-based employee compensation expense of $120,000 in its compensation expense – stock option and stock grants—for the three months ended September 30, 2006, compared to $90,000 for the same period last year. Stock based compensation increased in the 2006 quarter due to the grant of additional stock options to employees and directors on July 24, 2006. Salaries and benefits decreased $49,000 for the three months ended September 30, 2006 due primarily to a decrease in deferred executive compensation and lower lending-based commission expenses.

Professional services which includes accounting and legal fees, increased $44,000 for quarter ended September 30, 2006. The increases in professional services were primarily due to increased internal and external audit fees, and fees for investor relations and consultants, not in the 2005 period.

Data processing and internet expense increased in 2006 compared to 2005 generally due to the increase in the number of deposit customers, new website development costs, and the addition of third-party software for securities tracking and research.

Other general and administrative expenses include advertising and promotion, telephone, postage, supplies, insurance and other miscellaneous deposit and loan related expenses. Other general and administrative expenses increased $74,000 for the quarter ended September 30, 2006. The primary reasons for the increase in other general and administrative expenses relate to increased marketing of $92,000, offset by decreases primarily in insurance cost.

Our efficiency ratio was 56.3% for the three months ended September 30, 2006, compared to 50.9% for the corresponding period in 2005. Our non-interest expense as a percent of average assets (G &A ratio) was 0.84% for the three months ended September 30, 2006, compared to 0.95% for the corresponding period in 2005.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2006 and 2005 were 40.03% and 39.70%, respectively. The variations in our effective tax rate have been primarily related to our investment in bank-owned life insurance (BOLI), which generates non-taxable income.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $28.4 million, or 3.8%, to $766.2 million, as of September 30, 2006, up from $737.8 million at June 30, 2006. The increase in total assets was primarily due to the purchase of mortgage-backed securities, which caused a net increase in mortgage-backed securities available for sale of $34.9 million. The asset growth was funded by a net increase in deposits totalling $19.2 million and a net increase in FHLB advances of $7.0 million.

During the three months ended September 30, 2006, our asset and liability mix changed primarily two ways. First, time deposits increased to 86.1% of total deposits, up from 84.4% at June 30, 2006. We expect this trend to continue as the rise in short-term rates has increased bank competition for time deposits making time deposit rates more attractive to many consumers. Second, we increased our single family loan portfolio to 24.8% of total loans, up from 21.5% at June 30, 2006. During the three months we purchased $24.4 million in whole loans and $84.4 million in mortgage-backed securities available for sale. We sold available for sale securities totalling $38.9 million to provide proceeds to purchase higher yielding whole loans and mortgage-backed securities. Our decision to invest in either whole loans or mortgage-backed securities depends on a number of factors which often change from day to day including the number of opportunities to originate and purchase loan pools, the yields, the credit risk, changing mortgage repayment rates and the flattening in the yield curve. Furthermore, until the trends toward a flattening or inverting yield curve reverse, our ability to obtain mortgage loans and mortgage-backed securities that meet our yield requirements will be adversely affected. In October 2006, we announced our intentions to increase our originations of higher-yielding consumer loans.

Loans

Net loans held for investment increased $1.7 million, or 0.32% to $535.3 million at September 30, 2006 from $533.6 million at June 30, 2006. The growth in loans during the three months was primarily due to purchases of single-family loans, which, net of repayments, increased our single-family portfolio by $18.1 million at September 30, 2006. Total loan purchases and originations for the three months ended September 30, 2006 of $27.2 million were added to the portfolio. Loan portfolio repayments were $25.2 million for the three months ended September 30, 2006.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2006		June 30, 2006
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$132,046	24.8%	$113,870	21.5%
Multifamily ( five units or more)	386,377	72.6%	402,166	75.9%
Commercial real estate and land	13,679	2.6%	13,743	2.6%
Consumer loans and other	84	0.0%	81	0.0%

Total loans	532,186	100.0%	529,860	100.0%
Allowance for loan losses	(1,450)		(1,475)
Unamortized premiums, net of deferred loan fees	4,583		5,256

Net loans	$535,319		$533,641

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through September 30, 2006, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. There were no nonperforming assets on September 30, 2006.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2006, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans and collateral values. We did not have any nonperforming loans at September 30, 2006 or 2005. We believe that our history is limited and it is unlikely that every loan in our investment portfolio will continue to perform without exception so we provide general allowances based upon the overall volume of loans, the loan types and the estimated collateral values.

The provision for loan losses amounted to a benefit of $25,000 for the quarter ended September 30, 2006, compared to a $10,000 expense for the quarter ended September 30, 2005. General reserves are a function of our portfolio loan balance. Generally, the larger the increase in our loan portfolio the higher loan loss provisions will be.

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2006:

	Single Family	Multifamily	Commercial Real Estate and Land	Consumer	Total	Total Allowance as a Percentage of Total Loans
	(Dollars in thousands)
Balance at July 1, 2006	$225	$1,196	$54	$—	$1,475	0.28%
Provision for loan loss	75	(100)	—	—	(25)

Balance at September 30, 2006	$300	$1,096	$54	$—	$1,450	0.27%

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2006		June 30, 2006
	(Dollars in thousands)

	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family	$300	20.69%	$225	15.25%
Multifamily	1,096	75.59%	1,196	81.09%
Commercial real estate and land	54	3.72%	54	3.66%
Consumer	—	0.00%	—	0.00%

Total	$1,450	100.0%	$1,475	100.0%

Investment Securities

Total mortgage-backed securities available for sale was $162.2 million as of September 30, 2006, compared with $127.3 million at June 30, 2006. During the three months ended September 30, 2006, we purchased $84.4 million in mortgage-backed securities available for sale and received principal repayments of approximately $11.0 million. During that same period, we sold $38.9 million in available for sale mortgaged –backed securities to provide proceeds to purchase higher yielding whole loans and mortgage-backed securities.

The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of September 30, 2006:

Available for sale	September 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$162,678	$294	$(821)	$162,151

	$162,678	$294	$(821)	$162,151

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of September 30, 2006:

Held to maturity	September 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities (FHLMC, FNMA)	$8,823	$—	$(54)	$8,769
U.S. Government agency debt	8,480	—	(25)	8,455

	$17,303	$—	$(79)	$17,224

The Bank intends to hold its held to maturity securities until the amortized cost is realized. The unrealized losses are due primarily to interest rate fluctuations.

Deposits

Deposits increased a net $19.2 million, or 4.5%, to $443.4 million at September 30, 2006, from $424.2 million at June 30, 2006. Our deposit growth was comprised of increases in time deposit accounts of $23.7 million offset by a decline in checking, savings, and money market accounts of $4.5 million. Our growth in deposits was the result of increased promotion and competitive pricing on time deposits. Our money market savings decreased as a result of less competitive rate pricing resulting in customer transfers to our higher rate time deposits or withdrawals.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2006		June 30, 2006
	Amount	Rate*	Amount	Rate*
Non-interest bearing	$1,170	0.00%	$1,203	0.00%
Interest bearing:
Demand	33,215	3.05%	35,978	2.79%
Savings	27,251	3.72%	28,980	3.58%

Time deposits:
Under $100,000	243,026	4.80%	228,204	4.52%
$100,000 or more	138,732	4.84%	129,839	4.54%

Total time deposits	381,758	4.82%	358,043	4.52%

Total interest bearing	442,224	4.62%	423,001	4.31%

Total deposits	$443,394	4.61%	$424,204	4.30%

*	- Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type at the date indicated:

	September 30, 2006	June 30, 2006	September 30, 2005
Checking and savings accounts	8,377	8,195	8,866
Time deposits	15,294	14,303	12,764

Total number of deposit accounts	23,671	22,498	21,630

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. FHLB advances increased 3.0% to $243.2 million as of September 30, 2006, representing a net increase of $7.0 million from June 30, 2006. FHLB advances with terms between two and five years were used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2006, a total of $43.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $43.0 million in advances is 4.1 years and the weighted average remaining period before such advances could be put to us is 1.5 years.

Stockholders’ Equity

Stockholders’ equity increased $0.6 million to $70.8 million at September 30, 2006 compared to $70.2 million at June 30, 2006. The increase was the result of our net income for the quarter of $0.7 million, a $0.6 million unrealized gain from our available for sale securities, and $0.1 million for paid in capital from stock-based compensation expense, partially offset by, a $0.1 million for dividends paid to holders of our convertible preferred stock and a $0.7 million reduction for our buyback of 105,500 shares of our common stock.

LIQUIDITY

During the three months ended September 30, 2006, we had net cash inflows from operating activities of $2.4 million compared to $674,000 for the three months ended September 30, 2005. Net cash inflows for the periods ended in 2006 and 2005 were primarily due to net income earned during the period, plus the add-back of non-cash adjustments of amortization of loan and security premiums and an increase in accrued interest payable partially offset by the increase in accrued interest receivable and other assets.

Net cash outflows from investing activities totaled $40.0 million and $43.9 million for the three months ended September 30, 2006 and 2005, respectively. Net cash outflows from investing activities decreased $3.9 million for the three months ended September 30, 2006 due to an increase in purchases of investment securities and time deposits by $56.9 million offset primarily by increases in proceeds from sales and repayment of investment securities and time deposits of $45.6 million and a reduction of purchased loans of $17.8 million.

Our net cash provided by financing activities totaled $25.4 million and $44.1 million for the three months ended September 30, 2006 and 2005, respectively. Net cash provided from financing activities decreased $18.7 million for the three months ended September 30, 2006 compared to September 30, 2005, primarily due to the slower deposit growth by $20.0 million offset by cash inflows from FHLB advances of $2.0 million.

As an additional source of funds, Bank of Internet USA can borrow up to 35.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. Based on the loans and securities pledged at September 30, 2006 we had total borrowing capacity of $258.1 million, of which $243.4 million was outstanding and $14.7 million was available. At September 30, 2006, we also had a $10.0 million unsecured federal funds purchase line with a major bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At September 30, 2006 we had commitments to fund loans of $0.8 million. Time deposits due within one year of September 30, 2006 totaled $261.2 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term when they expect interest rates to rise. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of September 30, 2006.

		Payments Due by Period (1)
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
			(in thousands)
Long-term debt obligations (2)	$287,903	$46,084	$124,176	$103,142	$14,501
Time deposits (2)	399,580	272,981	107,796	18,803	—
Operating lease obligations (3)	2,022	308	643	683	388

Total	$689,505	$319,373	$232,615	$122,628	$14,889

(1)	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2006.

(2)	Amounts include principal and interest due to recipient.

(3)	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The Office of Thrift Supervision requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2006 our bank met all the capital adequacy requirements to which it was subject.

At September 30, 2006, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the bank’s capital levels. From time to time, we may need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet capital amounts, ratios and requirements at September 30, 2006 were as follows:

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core ) capital to adjusted tangible assets	$68,771	8.98%	$30,646	4.00%	$38,308	5.00%

Tier 1 capital (to risk weighted assets)	$68,771	16.61%	N/A	N/A	24,844	6.00%

Total capital (to risk-weighted assets)	$70,221	16.96%	33,125	8.00%	41,406	10.00%

Tangible capital (to tangible assets)	$68,771	8.98%	11,492	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually reprice within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets mature at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at September 30, 2006:

	Term to Repricing, Repayment, or Maturity at September 30, 2006
	One Year or Less	Over One Year Through Five Years	Over Five Years and Insensitive	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$13,124	$—	$—	$13,124
Interest-bearing deposits in other financial institutions	12,872	1,883	—	14,755
Investment securities (1)	50,428	129,026	—	179,454
Stock of the FHLB, at cost	11,440	—	—	11,440
Loans - net of allowance for loan loss (2)	223,618	247,978	63,723	535,319
Loans held for sale	—	—	—	—

Total interest-earning assets	311,482	378,887	63,723	754,092
Non-interest earning assets			12,131	12,131

Total assets	$311,482	$378,887	$75,854	$766,223

Interest-bearing liabilities:
Interest-bearing deposits (3)	$321,667	$120,557	$—	$442,224
Advances from the FHLB (4)	35,900	207,306	—	243,206
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	362,722	327,863	—	690,585
Other noninterest-bearing liablilities	—	—	4,789	4,789
Stockholders’ equity	—	—	70,849	70,849

Total liabilities and equity	$362,722	$327,863	$75,638	$766,223

Net interest rate sensitivity gap	$(51,240)	$51,024	$63,723	$63,507
Cumulative gap	$(51,240)	$(216)	$63,507	$63,507
Net interest rate sensitivity gap - as a % of interest earning assets	-16.45%	13.47%	100.00%	8.42%
Cumulative gap - as a % of cumulative Interest earning assets	-16.45%	-0.03%	8.42%	8.42%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates and does not estimate prepayments or calls.

(2)	The table reflects either contractual repricing dates or maturities.

(3)	The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.

(4)	The table reflects either contractual repricing dates or maturities and does not estimate prepayments or puts.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our Bank regulators, the Office of Thrift Supervision. At June 30, 2006 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used 100 and 200 basis point decreases due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at June 30, 2006:

Assumed Interest Rate Change	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	($ In thousands)
Up 300 basis points	$(19,107)	(27.00)%	7.54%
Up 200 basis points	$(11,818)	(17.00)%	8.42%
Up 100 basis points	$(5,546)	(8.00)%	9.13%
Base	—	—	9.72%
Down 100 basis points	$4,558	6.00%	10.16%
Down 200 basis points	$8,471	12.00%	10.51%

The board of directors of our bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model for each 100 basis point movement. As of September 30, 2006 and June 30, 2006, the board’s established minimum was 7.5%, meaning that the net present value after a theoretical instantaneous increase or decrease in interest rates must be greater than 7.5%.

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

ITEM 1A.	RISK FACTORS

We face a variety of risks that are inherent in our business and our industry. The following are some of the more significant factors that could affect our business and our results of operations:

•	Our limited operating history makes our future prospects and financial performance unpredictable, which may impair our ability to manage our business and your ability to assess our prospects. Our inability to manage our growth could harm our business, particularly growth in our new products such as home equity loans and other types of consumer loans, not secured by real estate.

•	In a rising interest rate environment, an institution with a negative interest rate sensitivity gap generally would be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus a decrease in its net interest income.

•	We face strong competition for customers and may not succeed in implementing our business strategy.

•	A natural disaster or recurring energy shortage, especially in California, could harm our business.

•	Our multifamily residential and commercial real estate loans held for investment are generally unseasoned, and defaults on such loans would harm our business.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.

•	Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

•	We frequently purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not always prove correct.

•	Our success depends in large part on the continuing efforts of a few individuals. If we are unable to retain these personnel or attract, hire and retain others to oversee and manage our company, our business could suffer.

•	We depend on third-party service providers for our core banking technology, and interruptions in or terminations of their services could materially impair the quality of our services.

•	We are exposed to risk of environmental liability with respect to properties to which we take title.

•	We have risks of systems failure and security risks, including “hacking” and “identity theft.”

These risks are described in more detail under “Risk Factors” in Item 1A of our Form 10-K/A for the year ended June 30, 2006. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we currently do not consider being significant based on information that is currently available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of our common stock for the fiscal quarter ended September 30, 2006.

PERIOD	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Balance at June 30, 2006:			163,500	251,491
July 1, 2006 to July 31, 2006	—	—	—	—
August 1, 2006 to August 31, 2006	60,000	$7.12	60,000	191,491
September 1, 2006 to September 30, 2006	45,500	7.04	45,500	145,991

Quarter end September 30, 2006	105,500	$7.08	269,000	145,991

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None this reporting period.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated:	November 6, 2006	By:	/s/ Gary Lewis Evans
Gary Lewis Evans Chief Executive Officer
(Principal Executive Officer)