Form 10-Q
period 2006-12-31
BofI Holding, Inc.
filed 2007-01-30
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2006

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

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,276,515 shares of common stock as of January 19, 2007.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	December 31, 2006	June 30, 2006
ASSETS
Cash and due from banks	$1,150	$1,483
Federal funds sold	12,660	23,805

Total cash and cash equivalents	13,810	25,288
Time deposits in financial institutions	14,062	16,439
Mortgage-backed securities available for sale	198,532	127,261
Investment securities held to maturity	40,027	12,375
Stock of the Federal Home Loan Bank, at cost	12,255	11,111
Loans — net of allowance for loan losses of $1,370 in December 2006, $1,475 in June 2006	512,935	533,641
Accrued interest receivable	4,516	3,427
Furniture, equipment and software — net	208	222
Deferred income tax	378	865
Bank-owned life insurance — cash surrender value	4,281	4,199
Other assets	2,364	3,007

TOTAL	$803,368	$737,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,253	$1,203
Interest bearing	465,165	423,001

Total deposits	466,418	424,204
Securities sold under agreements to repurchase	15,000	—
Advances from the Federal Home Loan Bank	242,235	236,177
Junior subordinated debentures	5,155	5,155
Accrued interest payable	2,169	1,155
Accounts payable and accrued liabilities	963	898

Total liabilities	731,940	667,589

STOCKHOLDERS’ EQUITY:
Convertible preferred stock — $10,000 stated value; 1,000,000 shares authorized; 525 shares issued and outstanding	5,163	5,163
Common stock — $.01 par value; 25,000,000 shares authorized; 8,577,825 shares issued and 8,268,825 shares outstanding (December 2006) and 8,561,725 shares issued and 8,380,725 shares outstanding (June 2006)	86	85
Additional paid-in capital	59,383	59,124
Accumulated other comprehensive income (loss), net of tax	(332)	(885)
Retained earnings	9,480	8,084
Treasury stock	(2,352)	(1,325)

Total stockholders’ equity	71,428	70,246

TOTAL	$803,368	$737,835

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$7,407	$6,836	$14,668	$12,986
Investments	3,324	1,192	6,035	2,233

Total interest and dividend income	10,731	8,028	20,703	15,219

INTEREST EXPENSE:
Deposits	5,376	3,667	10,240	6,872
Advances from the Federal Home Loan Bank	2,642	1,814	5,210	3,252
Other borrowings	210	89	314	170

Total interest expense	8,228	5,570	15,764	10,294

Net interest income	2,503	2,458	4,939	4,925
Provision for loan losses	(80)	135	(105)	145

Net interest income, after provision for loan losses	2,583	2,323	5,044	4,780

NON-INTEREST INCOME:
Prepayment penalty fee income	37	197	140	367
Mortgage banking income	63	82	79	243
Gain on sale of securities	198	—	403	—
Banking service fees and other income	80	76	123	155

Total non-interest income	378	355	745	765

NON-INTEREST EXPENSE:
Compensation:
Salaries and benefits	604	543	1,203	1,191
Stock-based compensation expense	146	105	266	195

Total compensation	750	648	1,469	1,386
Professional services	181	130	337	242
Occupancy and equipment	90	81	180	171
Data processing and internet	153	119	283	228
Depreciation and amortization	21	22	42	49
Other general and administrative	418	421	880	809

Total non-interest expense	1,613	1,421	3,191	2,885

INCOME BEFORE INCOME TAXES	1,348	1,257	2,598	2,660
INCOME TAXES	541	507	1,045	1,064

NET INCOME	$807	$750	$1,553	$1,596

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$728	$648	$1,396	$1,393

COMPREHENSIVE INCOME	$791	$731	$2,106	$1,198

Basic earnings per share	$0.09	$0.08	$0.17	$0.17

Diluted earnings per share	$0.09	$0.08	$0.17	$0.16

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE —
July 1, 2006	525	$5,163	8,561,725	(163,500)	8,380,725	$85	$59,124	$8,084	$(885)	$(1,325)	$70,246
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,553	—	—	1,553

Net unrealized gain from available for sale securities — net of income tax benefit and reclassifications	—	—	—	—	—	—	—	—	553	—	553

Total comprehensive income											2,106

Purchase of treasury stock	—	—	—	(145,500)	(145,500)	—	—	—	—	(1,027)	(1,027)
Cash dividends on convertible preferred stock	—	—	—		—		—	(157)	—	—	(157)

Restricted stock distributed to employees & Trust (2005)	—	—	—	—	17,500	—	—	—	—	—	—

Restricted stock awarded & distributed to Trust (2006)	—	—	16,100	—	16,100	1	—	—	—	—	1

Restricted stock compensation expense	—	—	—	—	—	—	45	—	—	—	45
Stock option compensation expense	—	—	—	—	—	—	221	—	—	—	221
Reversal of deferred tax benefit from cancelled stock options	—	—	—	—	—	—	(7)	—	—	—	(7)

BALANCE — December 31, 2006	525	$5,163	8,577,825	(309,000)	8,268,825	$86	$59,383	$9,480	$(332)	$(2,352)	$71,428

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,553	$1,596
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums on investment securities	128	146
Amortization of premiums and deferred loan fees	797	951
Amortization of debt issue costs	58	58
Stock-based compensation expense	266	195
Gain on sale of securities	(403)	—
Provision for loan losses	(105)	145
Deferred income taxes	112	13
Origination of loans held for sale	(3,960)	(17,887)
Net gain on sale of loans held for sale	(17)	(98)
Proceeds from sale of loans held for sale	3,977	18,174
Depreciation and amortization	42	49
Stock dividends from Federal Home Loan Bank	(297)	(185)
Loss on disposal of furniture, equipment, and software	—	(10)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(1,089)	(546)
Other assets	561	(427)
Accrued interest payable	1,014	708
Accounts payable and accrued liabilities	65	(430)

Net cash provided by operating activities	2,702	2,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(173,663)	(33,127)
Purchases of investment securities held to maturity and time deposits	(40,739)	(5,943)
Proceeds from sale of available for sale securities	74,746	—
Proceeds from repayments of available for sale securities	28,834	15,668
Proceeds from repayments of securities held to maturity and time deposits	15,473	3,452
Purchase of stock of Federal Home Loan Bank	(847)	(1,415)
Origination of loans	(5,527)	(4,536)
Purchase of loans	(30,514)	(115,116)
Principal repayments and participation sales on loans	56,055	60,220
Purchases of furniture, equipment and software	(28)	(57)

Net cash used in investing activities	(76,210)	(80,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	42,214	38,336
Proceeds from Federal Home Loan Bank advances	27,000	33,000
Repayment of the Federal Home Loan Bank advance	(21,000)	—
Proceeds from securities sold with agreement to repurchase	15,000	—
Proceeds from exercise of common stock options	—	5
Cost of issuance of junior subordinated debentures	—	(11)
Purchase of treasury stock	(1,027)	(883)
Cash dividends paid on convertible preferred stock	(157)	(203)

Net cash provided by financing activities	62,030	70,244

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,478)	(8,158)
CASH AND CASH EQUIVALENTS — Beginning of year	25,288	23,811

CASH AND CASH EQUIVALENTS — End of period	$13,810	$15,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$14,692	$9,528
Income taxes paid	$1,020	$1,315

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financials statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2006 included in our Annual Report on Form 10-K/A.

Certain reclassifications have been made to the prior-period financial statements to conform to the current period presentation.

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

Stock-Based Compensation — The Company determines stock-based compensation expense using the fair value method required by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment. Refer to Note 4, Stock-based Compensation below, for additional disclosures.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 108. This SAB provides detailed guidance to registrants in the determination of what is material to their financial statements. This SAB is required to be applied to annual financial statements for years ending after November 15, 2006. Upon adoption, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. The Company has not completed its evaluation of the impact of SAB 108.

3. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

On November 2, 2006, the Company sold securities under an agreement to repurchase for proceeds of $15,000 with a fixed interest rate of 4.22% and a scheduled maturity of November 2, 2013. Under this agreement, the Company may be required to repay the $15,000 and repurchase its securities before the scheduled maturity if the issuer so requests repayment either on November 2, 2007 or quarterly, thereafter, until maturity.

4. STOCK-BASED COMPENSATION

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

2004 Stock Incentive Plan—In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Stock Incentive Plan. The maximum number of shares of common stock available for issuance under the 2004 Stock Incentive Plan, plus the number of shares of common stock available for issuance under the 1999 Stock Option Plan will be equal to 14.8% of the Company’s outstanding common stock at any time. However, the number of shares available for issuance as restricted stock grants may not exceed 5% of the Company’s outstanding common stock (subject to the overall maximum of 14.8% of the outstanding shares of common stock). Each share of restricted stock that is issued under the 2004 Stock Incentive Plan and vests will be deemed to be the issuance of three shares for purposes of calculating the overall maximum number of shares of common stock available for issuance under the Plans but not for purposes of calculating the above 5% limit applicable to the issuance of restricted stock. At December 31, 2006, there were a maximum of 1,223,786 option shares available for issuance under the limits of the Plans described above.

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

The Company’s income before income taxes and net income for the quarters ended December 31, 2006 and 2005 included stock option compensation expense of $122 and $92, respectively. For the six months ended December 31, 2006 and 2005, the Company’s income before income taxes and net income included stock option compensation expense of $221 and $171, respectively. At December 31, 2006, unrecognized compensation expense related to non-vested grants aggregated to $1,075 and is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
Remainder of fiscal:
2007	$214
2008	429
2009	322
2010	100
2011	10

Total	$1,075

On July 24, 2006 and on October 19, 2006 the Company granted stock options for 140,000 and 20,000 shares, respectively to directors and employees under the 2004 Plan. The non-qualified stock options were issued with a grant-day exercise price, equal to the market price and with vesting periods of three years for directors and four years for employees, with no vesting until after 12 months. The fair value of each option awarded under the Plans is estimated on the date of grant based on the Black Scholes option pricing model. The weighted average grant-date fair value and the assumptions used in the valuations for each period are summarized as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005
Weighted-average grant-date fair value per share	$2.80	$3.52 to $3.60	$2.80 to $3.09	$3.52 to $4.02
Assumptions used:
Risk-free interest rates	4.75%	4.34% to 4.46%	4.75% to 5.00%	4.10% to 4.46%
Dividends	0%	0%	0%	0%
Volatility	31.87%	35.32% to 35.41%	31.87% to 32.45%	35.14% to 35.41%
Weighted-average expected life	6.25 years	6.0 to 6.25 years	6.0 to 6.25 years	6.0 to 6.25 years

Grant-date market and exercise price	$6.76	$8.10 to $8.50	$6.76 to $7.35	$8.10 to $9.50

Prior to March 15, 2005, the Company was a nonpublic entity and used the minimum value method, which excludes a volatility factor in estimating the value of stock options in accordance with SFAS 123. The Company was a public entity at the time SFAS 123(R) became effective. After the Company became publicly traded on March 15, 2005, expected volatilities have been based on the historical volatility of the Company’s common stock and the common stock volatility of similar banks with a longer history of public trading. The weighted-average expected life of options granted is based upon an estimate of the life, as prescribed in SAB 107. A forfeiture rate of 1.5% was estimated for fair value calculations made during the quarter ended December 31, 2006 based upon past experience.

A summary of stock option activity under the Plans during the period July 1, 2005 to December 31, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding—July 1, 2005	722,017	$6.11
Granted	247,900	$9.32
Exercised	(101,602)	$4.19
Cancelled	(52,246)	$9.86

Outstanding—June 30, 2006	816,069	$7.08
Granted	160,000	$7.28
Cancelled	(24,000)	$8.34

Outstanding—December 31, 2006	952,069	$7.08

Options exercisable—June 30, 2006	518,500	$5.72
Options exercisable—December 31, 2006	616,941	$6.33

The following table summarizes information as of December 31, 2006 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Exercise Price
$4.19	382,158	3.2	382,158	$4.19
$6.76	20,000	9.8	—	—
$7.35	139,500	9.6	—	—
$8.50	15,000	8.9	5,417	$8.50
$9.20	7,500	8.6	3,333	$9.20
$9.50	192,500	8.6	72,604	$9.50
$10.00	193,911	6.4	152,079	$10.00
$11.00	1,500	5.5	1,350	$11.00

$7.08	952,069	6.2	616,941	$6.33

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at December 31, 2006 were $1,051 and $1,047, respectively.

Restricted Stock Grants—Restricted stock totaling 16,100 shares were granted to directors on July 24, 2006. The restricted stock vests one-third on each one-year anniversary of the grant date.

The Company’s income before income taxes and net income for the quarters ended December 31, 2006 and 2005 included restricted stock compensation expense of $24 and $13, respectively. For the six months ended December 31, 2006 and 2005, the Company’s income before income taxes and net income included restricted stock compensation expense of $45 and $24, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2006, unrecognized compensation expense related to non-vested grants aggregated to $187 and is expected to be recognized in future periods as follows:

Restricted Stock Compensation Expense
Remainder of fiscal:
2007	$47
2008	95
2009	43
2010	2

Total	$187

The following table presents the status and changes in restricted stock grants from July 1, 2005 through December 31, 2006:

	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value
Non-vested balance at July 1, 2005	—
Granted	19,300	$9.50
Vested	—
Forfeited	(1,800)	$9.50

Non-vested balance at June 30, 2006	17,500	$9.50

Granted	16,100	$7.35
Vested	(5,831)	$9.50

Non-vested balance at December 31, 2006	27,769	$8.25

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At December 31, 2006, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

5. EARNINGS PER SHARE

Information used to calculate earnings per share was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income	$807	$750	$1,553	$1,596
Dividends on preferred stock	79	102	157	203

Net income attributable to common shares	$728	$648	$1,396	$1,393

Weighted-average shares:
Basic weighted-average number of common shares outstanding and average common shares earned on restricted stock awards	8,276,926	8,262,759	8,312,267	8,281,453
Dilutive effect of stock options	114,358	193,138	119,146	200,848

Dilutive weighted-average number of common shares outstanding	8,391,284	8,455,897	8,431,413	8,482,301

Net income per common share:
Basic	$0.09	$0.08	$0.17	$0.17
Diluted	$0.09	$0.08	$0.17	$0.16

Options and stock grants of 588,614 and 488,888 shares for the three months ended December 31, 2006 and 2005, respectively, were not included in determining diluted earnings per share, as they were antidilutive.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases — On April 25, 2005, the Company entered into an operating lease for its new corporate office, which commenced on June 15, 2005 and will expire on October 31, 2012. Under the lease terms, the Company leases 12,364 square feet and pays utilities and its proportional share of “Common Operating Costs”. The future minimum lease payments under this noncancelable lease as of June 30, 2006 are: $306, $315, $323, and $1,154 for the years ending June 30, 2007, 2008, 2009, and the remainder of the term thereafter, respectively.

Credit-Related Financial Instruments — The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 2006, the Company had $3.3 million commitments to fund loans.

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

General

Our company, BofI Holding, Inc., is the holding company for Bank of Internet USA, a consumer-focused, nationwide savings bank operating primarily over the Internet. We offer loans and deposits in all 50 states to our customers directly through our websites, including www.BankofInternet.com, www.BofI.com, www.SeniorBofI.com, www.myrvbank.com and www.Apartmentbank.com. We are a unitary savings and loan holding company and, along with Bank of Internet USA, are subject to primary federal regulation by the Office of Thrift Supervision.

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

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	December 31, 2006	June 30, 2006	December 31, 2005
Selected Balance Sheet Data:
Total assets	$803,368	$737,835	$681,492
Loans - net of allowance for loan losses	512,935	533,641	545,208
Loans held for sale	—	—	—
Allowance for loan losses	1,370	1,475	1,560
Mortgage-backed securities available for sale	198,532	127,261	79,401
Investment securities held to maturity	40,027	12,375	7,644
Total deposits	466,418	424,204	399,387
Securities sold under agreements to repurchase	15,000	—	—
Advances from the FHLB	242,235	236,177	205,620
Junior subordinated debentures	5,155	5,155	5,155
Total stockholders’ equity	71,428	70,246	68,962

	At or For the Three Months Ended December 31,		At or For the Six Months Ended December 31,
	2006	2005	2006	2005
Selected Income Statement Data:
Interest and dividend income	$10,731	$8,028	$20,703	$15,219
Interest expense	8,228	5,570	15,764	10,294

Net interest income	2,503	2,458	4,939	4,925
Provision for loan losses	(80)	135	(105)	145

Net interest income after provision for loan losses	2,583	2,323	5,044	4,780
Non-interest income	378	355	745	765
Non-interest expense	1,613	1,421	3,191	2,885

Income before income tax expense	1,348	1,257	2,598	2,660
Income tax expense	541	507	1,045	1,064

Net income	$807	$750	$1,553	$1,596

Net income attributable to common stock	$728	$648	$1,396	$1,393

Per Share Data:
Net income:
Basic	$0.09	$0.08	$0.17	$0.17
Diluted	$0.09	$0.08	$0.17	$0.16
Book value per common share	$8.01	$7.61	$8.01	$7.61
Tangible book value per common share	$8.01	$7.61	$8.01	$7.61
Weighted average number of common shares outstanding:
Basic	8,276,926	8,262,759	8,312,267	8,281,453
Diluted	8,391,284	8,455,897	8,431,413	8,482,301
Common shares outstanding at end of period	8,268,825	8,193,906	8,268,825	8,193,906
Common shares issued at end of period	8,577,825	8,318,406	8,577,825	8,318,406

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or For the Three Months Ended December 31,		At or For the Six Months Ended December 31,
	2006	2005	2006	2005
Performance Ratios and Other Data:
Loan originations	$2,716	$1,497	$5,527	$4,536
Loan originations for sale	2,363	7,165	3,960	17,887
Loan purchases	6,117	72,871	30,514	115,116
Return on average assets	0.41%	0.45%	0.40%	0.50%
Return on average common stockholders’ equity	4.39%	4.14%	4.24%	4.46%
Interest rate spread(1)	0.90%	1.11%	0.91%	1.16%
Net interest margin(2)	1.29%	1.49%	1.30%	1.55%
Efficiency ratio(3)	56.0%	50.5%	56.1%	50.7%
Capital Ratios:
Equity to assets at end of period	8.89%	10.12%	8.89%	10.12%
Tier 1 leverage (core) capital to adjusted tangible assets(4)	8.69%	9.07%	8.69%	9.07%
Tier 1 risk-based capital ratio(4)	17.38%	14.46%	17.38%	14.46%
Total risk-based capital ratio(4)	17.72%	14.82%	17.72%	14.82%
Tangible capital to tangible assets(4)	8.69%	9.07%	8.69%	9.07%
Asset Quality Ratios:
Net charge-offs to average loans outstanding(5)	—	—	—	—
Nonperforming loans to total loans(5)	—	—	—	—
Allowance for loan losses to total loans at end of period	0.27%	0.29%	0.27%	0.29%
Allowance for loan losses to nonperforming loans(5)	—	—	—	—

(1)	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
(3)	Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.
(4)	Reflects regulatory capital ratios of Bank of Internet USA only.
(5)	At December 31, 2006 and 2005, we had no nonperforming loans, no foreclosures and no specific loan loss allowances.

OVERVIEW

During the quarter ended December 31, 2006, we earned $807,000, or $0.09 per diluted share compared to $750,000, or $0.08 per diluted share for the three months ended December 31, 2005. Our quarterly net income increased 7.6% and our earnings per share increased 12.5% in the 2006 quarter compared to 2005. Key comparisons between our operating results for the quarter ended December 2006 compared to December 2005 are:

•	net interest income increased $45,000 in 2006 primarily due to our 17.8% increase in average earning assets, which was partially offset by a 20 basis point decrease in net interest margin;

•	non-interest income increased $23,000 primarily due to an increase in gains on sales of securities, substantially offset by lower mortgage loan prepayment penalty and mortgage banking fees;

•	non-interest expense for the 2006 quarter increased $192,000 primarily due to increases in salaries and benefits, professional services, advertising and promotional, and data processing and internet expenses. Our efficiency ratio was 56.0% in the 2006 quarter compared to 50.5% for 2005.

Our earnings rely on our net interest income and our net interest income has been negatively impacted by the flattening and inversion of the yield curve. Our net interest margin declined to 1.29% for the three months ended December 31, 2006 from 1.49% for the three months ended December 31, 2005. The flattening yield curve has caused our deposit rates and interest expense to increase without a proportional increase in our interest earned on our loans and mortgage-backed securities.

RESULTS OF OPERATIONS – Comparison of Three Months and the Six Months Ended December 31, 2006 and 2005

Net income for the three months ended December 31, 2006 increased $57,000 to $807,000 or $0.09 per diluted share, compared to $750,000 or $0.08 per diluted share for the three months ended December 31, 2005. Net income before income tax for the three months ended December 31, 2006 increased by approximately $0.09 million to $1.35 million compared to $1.26 million for the three months ended December 31, 2005. The increase resulted primarily from the $215,000 favorable change in the loan loss provision, a $45,000 increase in net interest income and a $23,000 increase in non-interest income, partially offset by a $192,000 increase in non-interest expense

For the six months ended December 31, 2006, net income decreased $43,000 or $0.01 per diluted share compared to the six months ended December 31, 2005. The net income decrease of $43,000 during the six months ended December 31, 2006 was primarily due to increased non-interest expense of $306,000, partially offset by a net $250,000 favorable change in loan loss provisions. Our annualized return on average equity was 4.24% for the six months ended December 31, 2006, down from 4.46% at December 31, 2005.

Net Interest Income

Net interest income for the quarter ended December 31, 2006 totaled $2.5 million, a 1.8% increase compared to net interest income of $2.5 million for the quarter ended December 31, 2005.

Total interest and dividend income during the quarter ended December 31, 2006 increased 33.7% to $10.7 million, compared with $8.0 million during the quarter ended December 31, 2005. The increase in interest and dividend income for the quarter is attributable to growth in average earning assets, primarily loans and investment securities (primarily mortgage-back securities). Comparing average balances for the quarters, December 2006 compared to 2005, investment securities grew 140.3%. Higher rates on new loans and rate adjustments in the loan portfolio caused the loan portfolio yield for the 2006 quarter to increase 57 basis points compared with the same period in 2005, contributing to the increase in interest income. The net growth in average earning assets for the three-month period was funded largely by increases in time deposits, securities sold under agreements to repurchase and advances from the FHLB, which account for the majority of the increases in interest expense. Total interest expense during the quarter ended December 31, 2006 increased 47.7% to $8.2 million, compared with $5.6 million during the quarter ended December 31, 2005. Comparing average balances for the quarter ended December 2006 to 2005, time deposits and advances from the FHLB grew 22.3% and 26.9%, respectively. Higher rates paid on new time deposits caused the time deposit rate for the 2006 quarter to increase 103 basis points compared with same period in 2005. Similarly, higher rates paid on new FHLB advances caused the rate for 2006 to increase 56 basis points compared with same period in 2005. The combined rate and rate / volume variance (primarily from increases in time deposits and FHLB advance rates) accounted for 58.7% of the total increase in interest expense for the quarter comparison.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 20 basis points to 1.29% for the quarter ended December 31, 2006, compared with 1.49% for the quarter ended December 31, 2005. The net interest margin declined for the quarter as a result of the flattening and the inversion of the yield curve. During the second quarter of fiscal 2007, we increased our investment in mortgage-backed securities, because we believed they offered better relative credit risk compared to the pricing levels of mortgage whole loans. The mortgage-backed securities we purchased provide a guarantee from a government-sponsored entity like FNMA, while single-family whole loan originations and purchases do not have a credit guarantee. Generally, the credit risk premiums on mortgage whole loans (the difference between the interest rate earned on a whole loan and the rate earned on a long-term U.S. Treasury) have decreased over the last year. As result, high quality mortgage loan rates remain relatively low, contributing to our decrease in net interest margin. In October of 2006, we announced our intent to start originating second lien home equity loans and other consumer loans with higher yields to increase the loan portfolio yield.

Our net interest margin has also been negatively influenced by the flattening and the inversion of the yield curve. The interest rates we pay on our deposits generally move with short-term rates and the interest yield on our loans generally moves with long-term rates. Increases in the Fed Funds rates over the past two years have caused short-term rates to rise, without corresponding increases in long-term rates causing the yield curve to flatten. Our cost of funds (primarily deposit interest) for the quarter ended December 31, 2006, increased 86 basis points compared to the quarter ended December 31, 2005. Our yield on earning assets (primarily loan interest) for the quarter ended December 31, 2006, increased only 65 basis points. If the slope of the yield curve does not increase, we may not be able to grow the size of our earning assets at the same rate we have experienced over the past four years and our net interest margin may continue to decline and remain below historic levels.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2006 and 2005:

	For the Three Months Ended December 31,
	2006			2005
	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)
	(Dollars in thousands)
Assets

Loans (2) (3)	$523,934	$7,407	5.65%	$538,307	$6,836	5.08%
Federal funds sold	8,761	115	5.25%	6,026	61	4.05%
Interest-bearing deposits in other financial institutions	14,552	201	5.53%	15,167	161	4.25%
Investment securities (3) (4)	218,571	2,830	5.18%	90,946	854	3.76%
Stock of FHLB, at cost	12,046	178	5.91%	9,616	116	4.83%

Total interest-earning assets	777,864	10,731	5.52%	660,062	8,028	4.87%
Non-interest earning assets	10,575			9,197

Total assets	$788,439			$669,259

Liabilities and Stockholders’ Equity

Interest-bearing demand and savings	$60,432	$505	3.34%	$73,500	$517	2.81%
Time deposits	394,929	4,871	4.93%	322,991	3,150	3.90%
Securities sold under agreements to repurchase	9,783	106	4.33%	—	—
Advances from FHLB	242,753	2,642	4.35%	191,258	1,814	3.79%
Other borrowings	5,155	104	8.07%	5,155	89	6.91%

Total interest-bearing liabilities	713,052	8,228	4.62%	592,904	5,570	3.76%
Noninterest-bearing demand deposits	1,021			4,541
Other interest-free liabilities	2,840			2,502
Stockholders’ equity	71,526			69,312

Total liabilities and stockholders’ equity	$788,439			$669,259

Net interest income		$2,503			$2,458

Net interest spread (5)			0.90%			1.11%
Net interest margin (6)			1.29%			1.49%

(1)	Annualized
(2)	Loans include loans held for sale, loan premiums and unearned fees.
(3)	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. The rate earned on loans does not include loan prepayment penalty income, which is classified as non-interest income.
(4)	All investments are taxable.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(6)	Net interest margin represents net interest income annualized as a percentage of average interest-earning assets.

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2006 and 2005:

	For the Six Months Ended December 31,
	2006			2005
	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)	Average Balance	Interest Income / Expense	Rates Earned / Paid(1)
	(Dollars in thousands)
Assets

Loans (2) (3)	$523,938	$14,668	5.60%	$515,530	$12,986	5.04%
Federal funds sold	16,114	424	5.26%	5,027	96	3.82%
Interest-bearing deposits in other financial institutions	15,237	406	5.33%	14,316	295	4.12%
Investment securities (3) (4)	192,516	4,876	5.07%	91,150	1,638	3.59%
Stock of FHLB, at cost	11,666	329	5.64%	8,952	204	4.56%

Total interest-earning assets	759,471	20,703	5.45%	634,975	15,219	4.79%
Non-interest earning assets	10,727			9,377

Total assets	$770,198			$644,352

Liabilities and Stockholders’ Equity

Interest-bearing demand and savings	$61,348	$1,027	3.35%	$77,321	$1,025	2.65%
Time deposits	383,599	9,213	4.80%	307,156	5,847	3.81%
Securities sold under agreements to repurchase	4,891	105	4.29%	—	—
Advances from FHLB	240,125	5,210	4.34%	176,879	3,252	3.68%
Other borrowings	5,155	209	8.11%	5,155	170	6.60%

Total interest-bearing liabilities	695,118	15,764	4.54%	566,511	10,294	3.63%
Noninterest-bearing demand deposits	1,074			6,196
Other interest-free liabilities	2,920			2,478
Stockholders’ equity	71,086			69,167

Total liabilities and stockholders’ equity	$770,198			$644,352

Net interest income		$4,939			$4,925

Net interest spread (5)			0.91%			1.16%
Net interest margin (6)			1.30%			1.55%

(1)	Annualized
(2)	Loans include loans held for sale, loan premiums and unearned fees.
(3)	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. The rate earned on loans does not include loan prepayment penalty income, which is classified as non-interest income.
(4)	All investments are taxable.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(6)	Net interest margin represents net interest income annualized as a percentage of average interest-earning assets.

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

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2006 vs. 2005				2006 vs. 2005
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate / Volume	Total net Increase (Decrease)	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
				(In Thousands)
Increase / (decrease) in interest income:

Loans	$(183)	$767	$(13)	$571	$212	$1,443	$27	$1,682
Federal funds sold	28	18	8	54	212	36	80	328
Interest-bearing deposits in other financial institutions	(7)	49	(2)	40	19	87	5	111
Mortgage-backed security	1,200	323	453	1,976	1,820	675	743	3,238
Stock of Federal Home Loan Bank	29	26	7	62	62	48	15	125

	$1,067	$1,183	$453	$2,703	$2,325	$2,289	$870	$5,484

Increase / (decrease) in interest expense:

Interest-bearing demand and savings	(92)	97	(17)	(12)	$(212)	$271	$(57)	2
Time deposits	701	832	188	1,721	1,456	1,520	390	3,366
Securities sold under agreements to repurchase	—	—	106	106	0	0	105	105
Federal Home Loan Bank advances	488	268	72	828	1,164	584	210	1,958
Other borrowings	—	15	—	15	—	39	—	39

	$1,097	$1,212	$349	$2,658	$2,408	$2,414	$648	$5,470

Provision for Loan Losses

The provision for loan losses was a benefit of $80,000 for the quarter ended December 31, 2006, compared to an expense of $135,000 for the quarter ended December 31, 2005. For the six months ended December 31, 2005, loan loss provisions amounted to a benefit of $105,000, compared to a $145,000 expense for the six months ended December 31, 2005. The benefit for the 2006 quarter was the result of the continued shifting of our investment mix out of multifamily and single family mortgage loans and into mortgage-backed securities. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Prepayment penalty fee income	$37	$197	$140	$367
Mortgage banking fee income	63	82	79	243
Gain on sale of securities	198	—	403	—
Banking service fees and other income	80	76	123	155

Total non-interest income	$378	$355	$745	$765

Non-interest income for the quarter ended December 31, 2006 increased $23,000, or 6.5% to $378,000 compared to $355,000 for the quarter ended December 31, 2005. For the six months ended December 31, 2005, non-interest income decreased 2.6% to $745,000 compared to $765,000 for the period in 2005. Decreases in prepayment penalty fee income and in mortgage banking income, partially offset by the gain on the sale of securities, are the primary reasons for the changes in non-interest income for both the quarter and six months ended December 31, 2006. During the 2006 quarter, available for sale securities totalling $35.7 million were sold to provide proceeds to buy higher yielding whole loans and mortgage-backed securities and to reduce interest rate risk. A decrease in the volume of multifamily loan originations accounted for the decrease in mortgage banking fees for the three months and the six months ended December 31, 2006. There are many factors influencing borrowers’ decision to payoff loans early, making prepayment penalty fee income somewhat unpredictable from quarter to quarter.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Compensation:
Salaries and benefits	$604	$543	$1,203	$1,191
Stock-based compensation	146	105	266	195

Total compensation	750	648	1,469	1,386
Professional services	181	130	337	242
Occupancy and equipment	90	81	180	171
Data processing and internet	153	119	283	228
Depreciation and amortization	21	22	42	49
Other general and administrative	418	421	880	809

Total	$1,613	$1,421	$3,191	$2,885

Efficiency ratio (1)	56.00%	50.50%	56.14%	50.70%
Noninterest expense as annualized % of average assets	0.83%	0.85%	0.84%	0.90%

(1)	Represents non-interest expense divided by the aggregate of net interest income before provision for loan losses and non-interest income.

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $1.6 million for the three months ended December 31, 2006 and $1.4 million for the three months ended December 31, 2005. Non-interest expense increased 10.6% to $3.2 million for the six months ended 2005 compared to $2.9 million for the six months ended 2004.

Total compensation increased $102,000 to $750,000 for the quarter ended December 31, 2006, compared to $648,000 for the same quarter last year. Stock-based employee compensation expense was $146,000 for the three months ended December 31, 2006, compared to $105,000 for the same period last year. Stock based compensation expensed increased in the 2006 quarter due to the grant of additional stock options to employees and directors on July 24, 2006. Salaries and benefits increased $61,000 for the three months ended December 31, 2006 due primarily to an increase in wages and benefits of $82,000 offset by loan commission decreases of $17,000. For the six months ended December 31, 2006, compensation expense increased $86,000 primarily due to a $71,000 increase in stock-based compensation from new issues of stock options and stock grants.

Professional services, which include accounting and legal fees, increased for the quarter and six months ended December 31, 2006. The increases in professional services were primarily due to increased internal and external audit fees, and fees for consultants, offset by a decrease in investor relations expense.

Data processing and internet expense increased for the quarter and six months ended December 31, 2006 compared to 2005 generally due to the increase in the number of deposit customers, new website development costs, and the addition of third-party software for securities tracking and research.

Other general and administrative expenses include advertising and promotion, telephone, postage, supplies, insurance and other miscellaneous deposit and loan related expenses. Other general and administrative expenses decreased for the quarter ended December 31, 2006. The primary reasons for the decrease in other general and administrative expenses relate to decreased travel, insurance, and printing and training expenses offset with increases in loan and ATM expenses. For the six months ended December 31, 2006, other general and administrative expenses increased $71,000 primarily due to increased advertising and promotional expenses.

Our efficiency ratio was 56.0% for the three months ended December 31, 2006, compared to 50.5% for the corresponding period in 2005. Our non-interest expense as a percent of average assets (G &A ratio) was 0.83% for the three months ended December 31, 2006, compared to 0.85% for the corresponding period in 2005.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2006 and 2005 were 40.13% and 40.33%, respectively. Our effective income tax rates for the six months ended December 31, 2006 and 2005 were 40.23% and 40.00%, respectively. The variations in our effective tax rate have been primarily related to our investment in bank-owned life insurance (BOLI), which generates non-taxable income.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $65.5 million, or 8.9%, to $803.4 million, as of December 31, 2006, up from $737.8 million at June 30, 2006. The increase in total assets was primarily due to the purchase of mortgage-backed securities and agency debt, which caused a net increase in mortgage-backed securities available for sale of $71.3 million. The asset growth was funded by a net increase in deposits totalling $42.2 million, a net increase in FHLB advances of $6.0 million and $15.0 million in securities sold under repurchase agreements.

During the six months ended December 31, 2006, our asset and liability mix changed primarily two ways. First, time deposits increased to 86.4% of total deposits, up from 84.4% at June 30, 2006. We expect this trend to continue as the rise in short-term rates has increased bank competition for time deposits making time deposit rates more attractive to many consumers. Second, we decreased our single family and multi family loan portfolio by 4.6%, due primarily to principal repayments and payoffs. During the six months we purchased $30.5 million in whole loans and $173.7 million in mortgage-backed securities available for sale. We sold available for sale securities totalling $74.7 million to provide proceeds to purchase higher yielding whole loans and mortgage-backed securities. Our decision to invest in either whole loans or mortgage-backed securities depends on a number of factors which often change from day to day including the number of opportunities to originate and purchase loan pools, the yields, the credit risk, changing mortgage repayment rates and the flattening in the yield curve. Furthermore, until the trends toward a flattening or inverting yield curve reverse, our ability to obtain mortgage loans and mortgage-backed securities that meet our yield requirements will be adversely affected. In October 2006, we announced our intentions to increase our originations of higher-yielding home equity loans and other consumer loans.

Loans

Net loans held for investment decreased $20.7 million, or 3.9% to $512.9 million at December 31, 2006 from $533.6 million at June 30, 2006. The decrease in our single-family and multi-family loan portfolio was attributable to principal repayments and payoffs. Total loan purchases and originations for the six months ended December 31, 2006 of $36.0 million were added to the portfolio. Loan portfolio repayments were $56.1 million for the six months ended December 31, 2006.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2006		June 30, 2006
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$122,429	24.0%	$113,242	21.4%
Home equity loans and lines of credit	4,539	0.9%	628	0.1%
Multifamily ( five units or more)	369,204	72.4%	402,166	75.9%
Commercial real estate and land	14,011	2.7%	13,743	2.6%
Consumer loans and other	93	0.0%	81	0.0%

Total loans	510,276	100.0%	529,860	100.0%

Allowance for loan losses	(1,370)		(1,475)
Unamortized premiums, net of deferred loan fees	4,029		5,256

Net loans	$512,935		$533,641

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through December 31, 2006, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. There were no nonperforming assets on December 31, 2006.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2006, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans and collateral values. We did not have any nonperforming loans at December 31, 2006 or 2005. We believe that our history is limited and it is unlikely that every loan in our investment portfolio will continue to perform without exception so we provide general allowances based upon the overall volume of loans, the loan types and the estimated collateral values.

The provision for loan losses amounted to a benefit of $105,000 for the six months ended December 31, 2006, compared to expense of $145,000 for the six months ended December 31, 2005. General reserves are a function of our portfolio loan balance. Generally, the larger the increase in our loan portfolio the higher loan loss provisions will be.

The following table summarizes activity in the allowance for loan losses for the three months ended December 31, 2006:

	Single Family	Home Equity Loans and Lines of Credit	Multifamily	Commercial Real Estate and Land	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2006	$225	$—	$1,196	$54	$—	$1,475

Provision for loan loss	58	16	(185)	3	3	(105)

Balance at December 31, 2006	$283	$16	$1,011	$57	$3	$1,370

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2006		June 30, 2006
	(Dollars in thousands)
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family	$283	20.66%	$225	15.25%
Home equity loans and lines of credit	16	1.16%	—	0.00%
Multifamily	1,011	73.80%	1,196	81.09%
Commercial real estate and land	57	4.16%	54	3.66%
Consumer	3	0.22%	—	0.00%

Total	$1,370	100.0%	$1,475	100.0%

Investment Securities

Total mortgage-backed securities available for sale was $198.5 million as of December 31, 2006, compared with $127.3 million at June 30, 2006. During the six months ended December 31, 2006, we purchased $173.7 million in mortgage-backed securities available for sale and received principal repayments of approximately $28.8 million. During that same period, we sold $74.7 million in available for sale mortgaged-backed securities to provide proceeds to purchase higher yielding whole loans and mortgage-backed securities. During the same period, we purchased $33.8 million of mortgage-backed securities held to maturity and $5.0 million of callable U.S. government agency debt held to maturity. We currently classify agency mortgage-backed and debt securities as held to maturity at the time of purchase based upon small issue size and based on issue features, such as callable terms. Until we increase our level of origination of home equity loans and other new consumer loans, we are likely to continue to increase our investments in securities.

The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of December 31, 2006:

Available for sale

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	( In thousands )
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$199,086	$201	$(755)	$198,532

	$199,086	$201	$(755)	$198,532

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of December 31, 2006:

Held to maturity

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities (FHLMC, FNMA, GNMA)	$12,737	$59	$(63)	$12,733

U.S. Government agency debt	27,290	—	(132)	27,158

	$40,027	$59	$(195)	$39,891

We believe that the estimated fair value of the securities disclosed above is dependent upon market interest rates. Although the fair value will fluctuate as market interest rates move, the majority of our investment portfolio consists of mortgage-backed securities from GNMA, FNMA and FHLMC. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full. No loss in principal is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, we have the ability and intent to hold these securities until they mature or for a period of time sufficient to allow for a recovery in the fair value. Thus, unrealized losses are not other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgement.

Deposits

Deposits increased a net $42.2 million, or 10.0%, to $466.4 million at December 31, 2006, from $424.2 million at June 30, 2006. Our deposit growth was comprised of increases in time deposit accounts of $44.9 million offset by a decline in checking, savings, and money market accounts of $2.7 million. Our growth in deposits was the result of increased promotion and competitive pricing on time deposits. Our money market savings decreased as a result of less competitive rate pricing resulting in customer transfers to our higher rate time deposits or withdrawals.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2006		June 30, 2006
	Amount	Rate*	Amount	Rate*
Non-interest bearing	$1,253	0.00%	$1,203	0.00%
Interest bearing:
Demand	36,533	2.96%	35,978	2.79%
Savings	25,690	3.72%	28,980	3.58%

Time deposits:
Under $100,000	255,968	4.96%	228,204	4.52%
$100,000 or more	146,974	4.98%	129,839	4.54%

Total time deposits	402,942	4.97%	358,043	4.52%

Total interest bearing	465,165	4.39%	423,001	4.31%

Total deposits	$466,418	4.38%	$424,204	4.30%

*	- Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type at the date indicated:

	December 31, 2006	June 30, 2006	December 31, 2005
Checking and savings accounts	8,317	8,195	7,967
Time deposits	15,955	14,303	13,182

Total number of deposit accounts	24,272	22,498	21,149

Securities Sold Under Agreements to Repurchase

On November 2, 2006, the Company sold securities under an agreement to repurchase for proceeds of $15.0 million with a fixed interest rate of 4.22% and a scheduled maturity of November 2, 2013. Under this agreement, the Company may be required to repay the $15.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on November 2, 2007or quarterly, thereafter, until maturity.

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. FHLB advances increased 2.6% to $242.2 million as of December 31, 2006, representing a net increase of $6.0 million from June 30, 2006. FHLB advances with terms between two and five years were used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At December 31, 2006, a total of $43.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $43.0 million in advances is 3.8 years and the weighted average remaining period before such advances could be put to us is 1.3 years.

Stockholders’ Equity

Stockholders’ equity increased $1.2 million to $71.4 million at December 31, 2006 compared to $70.2 million at June 30, 2006. The increase was the result of our net income for six months of $1.6 million, a $0.6 million unrealized gain from our available for sale securities, and $0.1 million for paid in capital from stock-based compensation expense, partially offset by, a $0.1 million for dividends paid to holders of our convertible preferred stock and a $1.0 million reduction for our buyback of 145,500 shares of our common stock.

LIQUIDITY

During the six months ended December 31, 2006, we had net cash inflows from operating activities of $2.7 million compared to $2.5 million for the six months ended December 31, 2005. Net cash inflows for the periods ended in 2006 and 2005 were primarily due to net income earned during the period, plus the add-back of non-cash adjustments of amortization of loan and security premiums and an increase in accrued interest payable partially offset by the increase in accrued interest receivable and other assets.

Net cash outflows from investing activities totaled $76.2 million and $80.9 million for the six months ended December 31, 2006 and 2005, respectively. Net cash outflows from investing activities decreased $4.7 million for the six months ended December 31, 2006 due to an increase in purchases of investment securities and time deposits by $175.3 million offset primarily by increases in proceeds from sales and repayment of investment securities and time deposits of $99.9 million and a reduction of purchased loans of $84.6 million.

Our net cash provided by financing activities totaled $62.0 million and $70.2 million for the six months ended December 31, 2006 and 2005, respectively. Net cash provided from financing activities decreased $8.2 million for the six months ended December 31, 2006 compared to December 31, 2005, primarily due to outflow from FHLB advances of $27.0 million offset by inflow from CGMI reverse repurchase of $15.0 million and growth of deposits of $3.9 million.

As an additional source of funds, Bank of Internet USA can borrow up to 35.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. Based on the loans and securities pledged at December 31, 2006 we had total borrowing capacity of $268.0 million, of which $242.4 million was outstanding and $25.6 million was available. At December 31, 2006, we also had a $10.0 million unsecured federal funds purchase line with a major bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At December 31, 2006 we had commitments to fund loans of $3.3 million. Time deposits due within one year of December 31, 2006 totaled $270.2 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term when they expect interest rates to rise. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2006.

		Payments Due by Period (1)
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(in thousands)
Long-term debt obligations (2)	$303,573	$64,409	$133,104	$75,508	$30,552
Time deposits (2)	427,719	285,327	114,463	27,929	—
Operating lease obligations (3)	1,945	310	648	688	299

Total	$733,237	$350,046	$248,215	$104,125	$30,851

(1)	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2006.
(2)	Amounts include principal and interest due to recipient.
(3)	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The Office of Thrift Supervision requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2006 our bank met all the capital adequacy requirements to which it was subject.

At December 31, 2006, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the bank’s capital levels. From time to time, we may need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet capital amounts, ratios and requirements at December 31, 2006 were as follows:

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core ) capital to adjusted tangible assets	$69,799	8.69%	$32,133	4.00%	$40,167	5.00%
Tier 1 capital (to risk weighted assets)	$69,799	17.38%	N/A	N/A	24,092	6.00%
Total capital (to risk-weighted assets)	$71,169	17.72%	$32,123	8.00%	$40,153	10.00%
Tangible capital (to tangible assets)	$69,799	8.69%	$12,050	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually reprice within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets mature at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at December 31, 2006:

	Term to Repricing, Repayment, or Maturity at December 31, 2006
	One Year or Less	Over One Year Through Five Years	Over Five Years and Insensitive	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$13,810	$—	$—	$13,810

Interest-bearing deposits in other financial institutions	13,566	496	—	14,062
Investment securities (1)	44,401	110,686	83,472	238,559
Stock of the FHLB, at cost	12,255	—	—	12,255

Loans - net of allowance for loan loss (2)	213,049	235,316	64,570	512,935
Loans held for sale	—	—	—	—

Total interest-earning assets	297,081	346,498	148,042	791,621
Non-interest earning assets			11,747	11,747

Total assets	$297,081	$346,498	$159,789	$803,368

Interest-bearing liabilities:
Interest-bearing deposits (3)	$332,383	$132,782	$—	$465,165
Securities sold under agreements to repurchase (4)			15,000	15,000
Advances from the FHLB (4)	53,900	188,335		242,235
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	391,438	321,117	15,000	727,555
Other noninterest-bearing liabilities	—	—	4,385	4,385
Stockholders’ equity	—	—	71,428	71,428

Total liabilities and equity	$391,438	$321,117	$90,813	$803,368

Net interest rate sensitivity gap	$(94,357)	$25,381	$133,042	$64,066
Cumulative gap	$(94,357)	$(68,976)	$64,066	$64,066
Net interest rate sensitivity gap - as a % of interest earning assets	(31.76)%	7.33%	89.87%	8.09%
Cumulative gap - as a % of cumulative interest earning assets	(31.76)%	(10.72)%	8.09%	8.09%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates and does not estimate prepayments or calls.
(2)	The table reflects either contractual repricing dates or maturities.
(3)	The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.
(4)	The table reflects either contractual repricing dates or maturities and does not estimate prepayments or puts.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our Bank regulators, the Office of Thrift Supervision. At September 30, 2006 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used 100 and 200 basis point decreases due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at September 30, 2006:

Assumed Interest Rate Change	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	($ In thousands)
Up 300 basis points	$(17,425)	(26.00)%	6.95%
Up 200 basis points	$(10,969)	(16.00)%	7.70%
Up 100 basis points	$(5,146)	(8.00)%	8.34%
Base	—	—	8.86%
Down 100 basis points	$3,966	6.00%	9.23%
Down 200 basis points	$8,953	13.00%	9.69%

The board of directors of our bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model for each 100 basis point movement. As of December 31 and September 30, 2006, the board’s established minimum was 6.5%, meaning that the net present value after a theoretical instantaneous increase or decrease in interest rates must be greater than 6.5%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s size dictates that it conduct business with a minimal number of financial and administrative employees, which inherently results in a lack of documented controls and segregation of duties within the Company. Management will continue to evaluate the employees involved and the controls procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such added personnel. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented controls. The Company is working to document these controls and take other steps required to be in compliance with Section 404 of the Sarbanes –Oxley Act of 2002 as of June 30, 2008, the Company’s deadline under current implementing rules and regulations.

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

ITEM 1A. RISK FACTORS

We face a variety of risks that are inherent in our business and our industry. The following are some of the more significant factors that could affect our business and our results of operations:

•	Our limited operating history makes our future prospects and financial performance unpredictable, which may impair our ability to manage our business and your ability to assess our prospects. Our inability to manage our growth could harm our business, particularly growth in our new products such as home equity loans and other types of consumer loans that are not secured by real estate.

•	In a rising interest rate environment, an institution with a negative interest rate sensitivity gap generally would be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus a decrease in its net interest income.

•	We face strong competition for customers and may not succeed in implementing our business strategy.

•	A natural disaster or recurring energy shortage, especially in California, could harm our business.

•	Our home equity loans, as well as multifamily residential and commercial real estate loans, are generally unseasoned, and significant defaults on such loans would harm our business.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.

•	Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

•	We frequently purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not always prove correct.

•	Our success depends in large part on the continuing efforts of a few individuals. If we are unable to retain these personnel or attract, hire and retain others to oversee and manage our company, our business could suffer.

•	We depend on third-party service providers for our core banking technology, and interruptions in or terminations of their services could materially impair the quality of our services.

•	We are exposed to risk of environmental liability with respect to properties to which we take title.

•	We have risks of systems failure and security risks, including “hacking” and “identity theft.”

These risks are described in more detail under “Risk Factors” in Item 1A of our Form 10-K/A for the year ended June 30, 2006. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we currently do not consider being significant based on information that is currently available.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2006.

PERIOD	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Balance at September 30, 2006:			269,000	145,991

October 1, 2006 to October 31, 2006	—	$—	269,000	145,991
November 1, 2006 to November 30, 2006	—	—	269,000	145,991
December 1, 2006 to December 31, 2006	40,000	6.98	309,000	105,991

Quarter end December 31, 2006	40,000	$6.98	309,000	105,991

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On October 19, 2006, the Company held its Annual Meeting of Shareholders.

(b)	Shareholders voted on the following matters:

(i)	The election of Jerry Englert as director for a term to expire in 2009:

Votes:	For	Against	Withheld
	6,996,604	NA	66,060

(ii)	The election of Gary Lewis Evans as director for a term to expire in 2009:

Votes:	For	Against	Withheld
	6,996,604	NA	66,060

(iii)	The election of Paul Grinberg as director for a term to expire in 2009:

Votes:	For	Against	Withheld
	6,996,604	NA	66,060

(iv)	In addition to the three directors elected above, the following directors remain on the board of directors and have terms that expire in 2007: Thomas J. Pancheri, Connie M. Paulus and Gordon L. Witter. The following directors remain on the board of directors and have terms that expire in 2008: Theodore Allrich, John Gary Burke, and Michael Chipman.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: January 30, 2007	By:	/s/ Gary Lewis Evans
Gary Lewis Evans Chief Executive Officer
(Principal Executive Officer)