Form 10-Q
period 2007-03-31
BofI Holding, Inc.
filed 2007-05-02
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,276,515 shares of common stock as of April 30, 2007.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2007	June 30, 2006
ASSETS
Cash and due from banks	$2,126	$1,483
Federal funds sold	11,200	23,805

Total cash and cash equivalents	13,326	25,288
Time deposits in financial institutions	13,468	16,439
Mortgage-backed securities available for sale	252,211	127,261
Investment securities held to maturity	49,662	12,375
Stock of the Federal Home Loan Bank, at cost	12,510	11,111
Loans — net of allowance for loan losses of $1,370 in March 2007, $1,475 in June 2006	491,283	533,641
Accrued interest receivable	5,252	3,427
Furniture, equipment and software — net	197	222
Deferred income tax	—	865
Bank-owned life insurance — cash surrender value	4,324	4,199
Other assets	4,743	3,007

TOTAL	$846,976	$737,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,128	$1,203
Interest bearing	460,325	423,001

Total deposits	461,453	424,204
Securities sold under agreements to repurchase	60,000	—
Advances from the Federal Home Loan Bank	243,263	236,177
Junior subordinated debentures	5,155	5,155
Accrued interest payable	2,775	1,155
Deferred income tax	348	—
Accounts payable and accrued liabilities	986	898

Total liabilities	773,980	667,589

STOCKHOLDERS’ EQUITY:
Convertible preferred stock — $10,000 stated value; 1,000,000 shares authorized; 515 shares issued and outstanding (March 2007) and 525 shares outstanding (June 2006)	5,063	5,163
Common stock — $.01 par value; 25,000,000 shares authorized; 8,585,515 shares issued and 8,276,515 shares outstanding (March 2007) and 8,561,725 shares issued and 8,380,725 shares outstanding (June 2006)	86	85
Additional paid-in capital	59,666	59,124
Accumulated other comprehensive income (loss), net of tax	269	(885)
Retained earnings	10,264	8,084
Treasury stock	(2,352)	(1,325)

Total stockholders’ equity	72,996	70,246

TOTAL	$846,976	$737,835

See condensed notes to consolidate financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$7,183	$7,198	$21,851	$20,184
Investments	4,150	1,212	10,185	3,445

Total interest and dividend income	11,333	8,410	32,036	23,629

INTEREST EXPENSE:
Deposits	5,367	3,790	15,607	10,662
Advances from the Federal Home Loan Bank	2,581	1,947	7,791	5,199
Other borrowings	515	93	829	263

Total interest expense	8,463	5,830	24,227	16,124

Net interest income	2,870	2,580	7,809	7,505
Provision (benefit) for loan losses	—	15	(105)	160

Net interest income, after provision for loan losses	2,870	2,565	7,914	7,345

NON-INTEREST INCOME:
Prepayment penalty fee income	144	211	284	578
Mortgage banking income	7	16	86	259
Gain on sale of securities	—	—	403	—
Banking service fees and other income	75	85	198	240

Total non-interest income	226	312	971	1,077

NON-INTEREST EXPENSE:
Compensation:
Salaries and benefits	669	646	1,872	1,837
Stock-based compensation expense	97	109	363	304

Total compensation	766	755	2,235	2,141
Professional services	120	116	457	358
Occupancy and equipment	89	88	269	259
Data processing and internet	162	131	445	359
Advertising and promotional	122	62	382	199
Depreciation and amortization	23	20	65	69
Other general and administrative	321	312	941	984

Total non-interest expense	1,603	1,484	4,794	4,369

INCOME BEFORE INCOME TAXES	1,493	1,393	4,091	4,053
INCOME TAXES	631	565	1,676	1,629

NET INCOME	$862	$828	$2,415	$2,424

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$784	$750	$2,180	$2,143

COMPREHENSIVE INCOME	$1,463	$679	$3,569	$1,877

Basic earnings per share	$0.09	$0.09	$0.26	$0.26
Diluted earnings per share	$0.09	$0.09	$0.26	$0.25

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
			Number of Shares			Amount
	Shares	Amount	Issued	Treasury	Outstanding

BALANCE — July 1, 2006	525	$5,163	8,561,725	(163,500)	8,380,725	$85	$59,124	$8,084	$(885)	$(1,325)	$70,246
Comprehensive income:
Net income	—	—	—	—	—	—	—	2,415	—	—	2,415

Net unrealized loss from available for sale securities —net of income tax benefit and reclassifications	—	—	—	—	—	—	—	—	1,154	—	1,154

Total comprehensive income											3,569

Purchase of treasury stock	—	—	—	(145,500)	(145,500)	—	—	—	—	(1,027)	(1,027)
Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(235)	—	—	(235)
Convert preferred stock to common stock	(10)	(100)	7,690	—	7,690	—	100	—	—	—	—
Restricted stock distributed to employees & Trust (2005)	—	—	—	—	17,500	—	—	—	—	—	—
Restricted stock awarded & distributed to Trust (2006)	—	—	16,100	—	16,100	1	—	—	—	—	1
Restricted stock compensation expense	—	—	—	—	—	—	69	—	—	—	69
Stock option compensation expense	—	—	—	—	—	—	294	—	—	—	294
Exercise non-qualified stock options benefit	—	—	—	—	—	—	79	—	—	—	79

BALANCE — March 31, 2007	515	$5,063	8,585,515	(309,000)	8,276,515	$86	$59,666	$10,264	$269	$(2,352)	$72,996

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
Net income	$2,415	$2,424
Adjustments to reconcile net income to net cash provided by and (used in) operating activities:
Amortization of premiums on investment securities	248	179
Amortization of premiums and deferred loan fees	1,214	1,500
Amortization of debt issue costs	86	86
Stock-based compensation expense	363	304
Gain on sale of securities	(403)	—
Provision (benefit) for loan losses	(105)	160
Deferred income taxes	442	65
Origination of loans held for sale	(5,785)	(20,968)
Net gain on sale of loans held for sale	(23)	(105)
Proceeds from sale of loans held for sale	5,808	21,262
Depreciation and amortization	65	69
Stock dividends from Federal Home Loan Bank	(475)	(284)
Loss on disposal of furniture, equipment, and software	—	(10)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(1,825)	(596)
Other assets	(1,781)	(976)
Accrued interest payable	1,499	749
Accounts payable and accrued liabilities	209	(620)

Net cash provided by operating activities	1,952	3,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(240,886)	(33,127)
Purchases of investment securities held to maturity and time deposits	(54,784)	(10,992)
Proceeds from sale of available for sale securities	74,746	—
Proceeds from sale or call of mortgage-backed securities	5,000	—
Proceeds from repayments of available for sale securities	43,255	21,279
Proceeds from repayments of securities held to maturity and time deposits	15,483	7,843
Purchase of stock of Federal Home Loan Bank	(924)	(2,085)
Origination of loans	(21,318)	(6,934)
Purchase of loans	(32,867)	(166,004)
Principal repayments and participation sales on loans	95,434	92,542
Purchases of furniture, equipment and software	(40)	(80)

Net cash used in investing activities	(116,901)	(97,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	37,249	44,650
Proceeds from Federal Home Loan Bank advances	33,000	49,000
Repayment of the Federal Home Loan Bank advance	(26,000)	—
Proceeds from securities sold under agreements to repurchase	60,000	—
Proceeds from exercise of common stock options	—	277
Cost of issuance of junior subordinated debentures	—	(11)
Purchase of treasury stock	(1,027)	(883)
Cash dividends paid on convertible preferred stock	(235)	(281)

Net cash provided by financing activities	102,987	92,752

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,962)	(1,567)
CASH AND CASH EQUIVALENTS — Beginning of year	25,288	23,811

CASH AND CASH EQUIVALENTS — End of period	$13,326	$22,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$22,520	$15,289
Income taxes paid	$1,600	$1,975

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in thousands, except per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, Inc. the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financials statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2006 included in our Annual Report on Form 10-K/A.

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

General loan loss reserves for real estate loans are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. Loan-to-value ratios are calculated using the loan principal balance at period end and the loan valuation at the time of origination or purchase of loan. An estimated allowance rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios. General loan loss reserves for consumer loans are calculated by grouping each loan by credit score (e.g. FICO) at origination and applying an estimated allowance rate to each group. Specific reserves are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve is based on discounted cash flows, observable market prices or the estimated value of underlying collateral.

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

New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2005. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

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

Since November 2006, the Company has sold securities under various agreements to repurchase for total proceeds of $60,000. The repurchase agreements have interest rates between 4.22% and 4.55% and scheduled maturities between January 2012 and March 2014. Under these agreements, the Company may be required to repay the $60,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates.

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

2004 Stock Incentive Plan—In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Stock Incentive Plan. The maximum number of shares of common stock available for issuance under the 2004 Stock Incentive Plan, plus the number of shares of common stock available for issuance under the 1999 Stock Option Plan will be equal to 14.8% of the Company’s outstanding common stock at any time. However, the number of shares available for issuance as restricted stock grants may not exceed 5% of the Company’s outstanding common stock (subject to the overall maximum of 14.8% of the outstanding shares of common stock). Each share of restricted stock that is issued under the 2004 Stock Incentive Plan and vests will be deemed to be the issuance of three shares for purposes of calculating the overall maximum number of shares of common stock available for issuance under the Plans but not for purposes of calculating the above 5% limit applicable to the issuance of restricted stock. At March 31, 2007, there were a maximum of 1,224,924 option shares available for issuance under the limits of the Plans described above.

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

The Company’s income before income taxes for the quarters ended March 31, 2007 and 2006 included stock option compensation expense of $74 and $95, respectively. For the nine months ended March 31, 2007 and 2006, the Company’s income before income taxes included stock option compensation expense of $295 and $267, respectively. At March 31, 2007, unrecognized compensation expense related to non-vested grants aggregated to $926 and is expected to be recognized in future periods as follows:

		Stock Option Compensation Expense
Remainder of fiscal:
	2007	$104
	2008	392
	2009	327
	2010	95
	2011	8

Total		$926

On July 24, 2006 and on October 19, 2006 the Company granted stock options for 140,000 and 20,000 shares, respectively to directors and employees under the 2004 Plan. The non-qualified stock options were issued with a grant-day exercise price, equal to the market price and with vesting periods of three years for directors and four years for employees, with no vesting until after 12 months. The fair value of each option awarded under the Plans is estimated on the date of grant based on the Black Scholes option pricing model. The weighted average grant-date fair value and the assumptions used in the valuations for each period are summarized as follows. There were no options granted during the quarters ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
Weighted-average grant-date fair value per share	—	—	$2.80 to $3.09	$3.52 to $4.02
Assumptions used:	—
Risk-free interest rates	—	—	4.75% to 5.0%	4.10% to 4.46%
Dividends	—	—	0%	0%
Volatility	—	—	31.87% to 32.45%	35.14% to 35.41%
Weighted-average expected life	—	—	6.0 to 6.25 years	6.0 to 6.25 years
Grant-date market and exercise price	—	—	$6.76 to $7.35	$8.10 to $9.50

Prior to March 15, 2005, the Company was a nonpublic entity and used the minimum value method, which excludes a volatility factor in estimating the value of stock options in accordance with SFAS 123. The Company was a public entity at the time SFAS 123(R) became effective. After the Company became publicly traded on March 15, 2005, expected volatilities have been based on the historical volatility of the Company’s common stock and the common stock volatility of similar banks with a longer history of public trading. The weighted-average expected life of options granted is based upon an estimate of the life, as prescribed in SAB 107. A forfeiture rate of 1.5% was estimated for fair value calculations made during the quarter ended March 31, 2007 based upon past experience.

A summary of stock option activity under the Plans during the period July 1, 2005 to March 31, 2007 is presented below:

	Number of Shares	Average Exercise Price Per Share
Outstanding – July 1, 2005	722,017	$6.11
Granted	247,900	$9.32
Exercised	(101,602)	$4.19
Cancelled	(52,246)	$9.86

Outstanding – June 30, 2006	816,069	$7.08
Granted	160,000	$7.28
Cancelled	(27,500)	$8.54

Outstanding – March 31, 2007	948,569	$7.07

Options exercisable – June 30, 2006	518,500	$5.72

Options exercisable – March 31, 2007	638,829	$6.44

The following table summarizes information as of March 31, 2007 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Exercise Price
$4.19	382,158	2.9	382,158	$4.19
$6.76	20,000	9.6	—	—
$7.35	136,600	9.3	—	—
$8.50	15,000	8.7	6,667	$8.50
$9.20	7,500	8.4	3,958	$9.20
$9.50	192,000	8.3	85,167	$9.50
$10.00	193,811	6.2	159,471	$10.00
$11.00	1,500	5.3	1,408	$11.00

$7.07	948,569	5.9	638,829	$6.44

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at March 31, 2007 were $1,127 and $1,120, respectively.

Restricted Stock Grants—Restricted stock totaling 16,100 shares were granted to directors on July 24, 2006. The restricted stock vests one-third on each one-year anniversary of the grant date.

The Company’s income before income taxes for the quarters ended March 31, 2007 and 2006 included restricted stock compensation expense of $23 and $14, respectively. For the nine months ended March 31, 2007 and 2006, the Company’s income before income taxes included restricted stock compensation expense of $68 and $38, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2007, unrecognized compensation expense related to non-vested grants aggregated to $164 and is expected to be recognized in future periods as follows:

		Restricted Stock Compensation Expense
Remainder of fiscal:
	2007	$24
	2008	95
	2009	43
	2010	2

Total		$164

The following table presents the status and changes in restricted stock grants from July 1, 2005 through March 31, 2007:

		Restricted Stock Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2005		—
	Granted	19,300	$9.50
	Vested	—
	Forfeited	(1,800)	$9.50

Non-vested balance at June 30, 2006		17,500	$9.50

	Granted	16,100	$7.35
	Vested	(5,831)	$9.50

Non-vested balance at March 31, 2007		27,769	$8.25

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At March 31, 2007, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

5.	EARNINGS PER SHARE

Information used to calculate earnings per share was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income	$862	$828	$2,415	$2,424
Dividends on preferred stock	78	78	235	281

Net income attributable to common shares	$784	$750	$2,180	$2,143

Weighted-average shares:
Basic weighted-average number of common shares outstanding and average common shares earned on restricted stock awards	8,255,058	8,382,751	8,293,197	8,315,219
Dilutive effect of stock options	124,179	153,554	120,824	185,084

Dilutive weighted-average number of common shares outstanding	8,379,237	8,536,305	8,414,021	8,500,303

Net income per common share:
Basic	$0.09	$0.09	$0.26	$0.26
Diluted	$0.09	$0.09	$0.26	$0.25

Options and stock grants of 587,868 and 463,335 shares for the three months ended March 31, 2007 and 2006, respectively, were not included in determining diluted earnings per share, as they were antidilutive.

6.	COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments — The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2007, the Company had $15.7 million commitments to fund loans.

7.	RELATED PARTY TRANSACTION

Mr. Stephen Adams is the beneficial owner of approximately 9.9% of the Company’s common stock and is a controlling shareholder of CWI, Inc. On March 28, 2007, Bank of Internet USA, a wholly-owned subsidiary of the Company, executed a five-year agreement with CWI, Inc. to offer loan and deposit products to customers of CWI, Inc. and its affiliates (the “Agreement”). The Agreement is a related transaction under Item 404 of Regulation S-K of the Securities Exchange Act of 1934. Mr. Adams did not participate in the negotiations of the Agreement between Bank of Internet USA and CWI, Inc. The Company believes that the terms of the Agreement were executed in good faith and the pricing is competitive with other commercially available alternatives. All amounts payable by Bank of Internet USA are payable directly to CWI, Inc. under the Agreement. There were no significant amounts paid to CWI, Inc. by Bank of Internet USA under this agreement as of March 31, 2007.

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

General

Our company, BofI Holding, Inc., is the holding company for Bank of Internet USA, a consumer-focused, nationwide savings bank operating primarily over the Internet. We offer loans and deposits in all 50 states to our customers directly through our websites, including www.BankofInternet.com, www.BofI.com, www.SeniorBofI.com, www.RVbank.com and www.Apartmentbank.com. We are a unitary savings and loan holding company and, along with Bank of Internet USA, are subject to primary federal regulation by the Office of Thrift Supervision.

Using online applications on our websites, our customers apply for deposit products, including time deposits, interest-bearing demand accounts (including interest-bearing checking accounts) and savings accounts (including money market savings accounts). We originate and purchase small- to medium-size multifamily and single-family mortgage loans. More recently, we increased our efforts to originate home equity loans and recreational vehicle (RV) loans. We manage our cash and cash equivalents based upon our need for liquidity, and we seek to minimize the assets we hold as cash and cash equivalents by investing our excess liquidity in higher yielding assets such as loans or securities.

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

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	March 31, 2007	June 30, 2006	March 31, 2006
Selected Balance Sheet Data:
Total assets	$846,976	$737,835	$704,667
Loans – net of allowance for loan losses	491,283	533,641	565,608
Allowance for loan losses	1,370	1,475	1,575
Mortgage-backed securities available for sale	252,211	127,261	73,503
Investment securities held to maturity	49,662	12,375	7,616
Total deposits	461,453	424,204	405,701
Securities sold under agreements to repurchase	60,000	—	—
Advances from the FHLB	243,263	236,177	221,648
Junior subordinated debentures	5,155	5,155	5,155
Total stockholders’ equity	72,996	70,246	69,944

	At or For the Three Months Ended March 31,		At or For the Nine Months Ended March 31,
	2007	2006	2007	2006
Selected Income Statement Data:
Interest and dividend income	$11,333	$8,410	$32,036	$23,629
Interest expense	8,463	5,830	24,227	16,124

Net interest income	2,870	2,580	7,809	7,505
Provision for loan losses	—	15	(105)	160

Net interest income after provision for loan losses	2,870	2,565	7,914	7,345
Non-interest income	226	312	971	1,077
Non-interest expense	1,603	1,484	4,794	4,369

Income before income tax expense	1,493	1,393	4,091	4,053
Income tax expense	631	565	1,676	1,629

Net income	$862	$828	$2,415	$2,424

Net income attributable to common stock	$784	$750	$2,180	$2,143

Per Share Data:
Net income:
Basic	$0.09	$0.09	$0.26	$0.26
Diluted	$0.09	$0.09	$0.26	$0.25
Book value per common share	$8.21	$7.73	$8.21	$7.73
Tangible book value per common share	$8.21	$7.73	$8.21	$7.73
Weighted average number of common shares outstanding:
Basic	8,255,058	8,382,751	8,293,197	8,315,219
Diluted	8,379,237	8,536,305	8,414,021	8,500,303
Common shares outstanding at end of period	8,276,515	8,384,812	8,276,515	8,384,812
Common shares issued at end of period	8,585,515	8,509,312	8,585,515	8,509,312

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or For the Three Months Ended March 31,		At or For the Nine Months Ended March 31,
	2007	2006	2007	2006
Performance Ratios and Other Data:
Loan originations	$15,791	$2,398	$21,318	$6,934
Loan originations for sale	1,825	3,081	5,785	20,968
Loan purchases	2,353	50,888	32,867	166,004
Return on average assets	0.42%	0.49%	0.41%	0.49%
Return on average common stockholders’ equity	4.66%	4.65%	4.38%	4.52%
Interest rate spread[1]	1.06%	1.17%	0.97%	1.16%
Net interest margin[2]	1.42%	1.54%	1.34%	1.55%
Efficiency ratio[3]	51.8%	51.3%	54.6%	50.9%

Capital ratios:
Equity to assets at end of period	8.62%	9.93%	8.62%	9.93%
Tier 1 leverage (core) capital to adjusted tangible assets[4]	8.60%	9.20%	8.60%	9.20%
Tier 1 risk-based capital ratio[4]	15.47%	14.40%	15.47%	14.40%
Total risk-based capital ratio[4]	15.76%	14.75%	15.76%	14.75%
Tangible capital to tangible assets[4]	8.60%	9.20%	8.60%	9.20%

Asset Quality Ratios:
Net charge-offs to average loans outstanding[5]	—	—	—	—
Nonperforming loans to total loans[5]	—	—	—	—
Allowance for loan losses to total loans held for investment	0.28%	0.28%	0.28%	0.28%
Allowance for loan losses for nonperforming loans[5]	—	—	—	—

OVERVIEW

During the quarter ended March 31, 2007, we earned $862,000, or $0.09 per diluted share compared to $828,000, or $0.09 per diluted share for the three months ended March 31, 2006. Our net income increased 4.1% in the third quarter ended March 31, 2007 compared to the third quarter of 2006. Key comparisons between our operating results for the quarters ended March 31, 2007 and 2006 are:

•	net interest income increased $290,000 in 2007 primarily due to our 20.5% increase in average earning assets, which was partially offset by a 12 basis point decrease in net interest margin;

•	non-interest income decreased $86,000 primarily due to lower mortgage loan prepayment penalty and mortgage banking fees;

•

non-interest expense for the 2007 quarter increased $119,000 primarily due to increases in salaries and benefits, professional services, advertising and promotional, and data processing and internet expenses. Our efficiency ratio was 51.8% in the 2007 quarter compared to 51.3% for 2006.

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
[3]	Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.
[4]	Reflects regulatory capital ratios of Bank of Internet USA only.
[5]	At March 31, 2007 and 2006, we had no nonperforming loans, no foreclosures and no specific loan loss allowances.

RESULTS OF OPERATIONS – Comparison of Three Months and the Nine Months Ended March 31, 2007 and 2006

Net income for the three months ended March 31, 2007 increased $34,000 to $862,000 or $0.09 per diluted share, compared to $828,000 or $0.09 per diluted share for the three months ended March 31, 2006. Net income before income tax for the three months ended March 31, 2007 increased by approximately $0.10 million to $1.49 million compared to $1.39 million for the three months ended March 31, 2006. The increase resulted primarily from the $290,000 increase in net interest income, partially offset by a $119,000 increase in non-interest expense and a $86,000 decrease in non-interest income.

For the nine months ended March 31, 2007, net income decreased $9,000 compared to the nine months ended March 31, 2006. Income before income tax increased $38,000 during the nine months ended March 31, 2007 compared to the nine-month period in 2006 as a result of favorable increases in net interest income and loss provisions, partially offset by lower non-interest income and higher non-interest expense. The higher effective income tax rate of 40.97% for 2007 compared to the 40.19% for 2006 increased income tax expense causing the decline in net income in 2007 compared to 2006.

Net Interest Income

Net interest income for the quarter ended March 31, 2007 totaled $2.9 million, a 11.2% increase compared to net interest income of $2.6 million for the quarter ended March 31, 2006. Net interest income for the nine months ended March 31, 2007 increased 4.1% to $7.8 million up from the $7.5 million for the nine months ended March 31, 2006.

Total interest and dividend income during the quarter ended March 31, 2007 increased 34.8% to $11.3 million, compared with $8.4 million during the quarter ended March 31, 2006. For the nine months ended March 31, 2007, total interest and dividend income increased 35.6% to $32.0 million, compared to $23.6 million for the nine months ended in 2006. The increase in interest and dividend income for the quarter and the nine months is attributable to growth in average earning assets, primarily mortgage-back securities. Comparing average balances for the quarters and the nine months, March 2007 compared to 2006, investment securities grew 222.4% and 146.6%, respectively. Also contributing to the increase in interest income, higher rates on new loans and loan rate adjustments which caused the loan portfolio yield for the 2007 quarter and the nine months to increase 52 and 55 basis points, respectively. The net growth in average earning assets for the three-month and the nine-month periods was funded largely by increases in time deposits, securities sold under agreements to repurchase and advances from the FHLB, which account for the majority of the increases in interest expense. Total interest expense during the quarter ended March 31, 2007 increased 45.2% to $8.5 million, compared with $5.8 million during the quarter ended March 31, 2006. For the nine months ended March 31, 2007, total interest expense increased 50.3% to $24.2 million, compared to $16.1 million for the nine months ended in 2006. Comparing average balances for the quarter, time deposits and advances from the FHLB grew 20.9% and 19.7%, respectively, compared to the 2006 quarter. Comparing average balances for the nine months, time deposits and advances from the FHLB grew 23.5% and 29.9%, respectively, compared to the 2006 period. During the three months and nine months of fiscal 2007, securities sold under agreements to repurchase were also used to fund asset growth, averaging $37.5 million and $15.8 million, respectively. Higher rates paid on new time deposits caused the time deposit rate for the 2007 quarter and the nine months to increase 91 and 96 basis points, respectively, compared with same periods in 2006. Similarly, higher rates paid on new FHLB advances caused the rate for the 2007 quarter and the nine months to increase 42 and 58 basis points, respectively, compared with same periods in 2006.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 12 basis points to 1.42% for the quarter ended March 31, 2007, compared with 1.54% for the quarter ended March 31, 2006. Similarly, the net interest margin decreased by 21 basis points to 1.34% for the nine months ended March 31, 2007 compared to 1.55% for the nine months ended March 31, 2006. The net interest margin declined for the quarter and the nine months generally as a result of the flattening and the inversion of the yield curve. During 2007, we increased our investment in mortgage-backed securities, because we believed they offered better relative credit risk compared to the pricing levels of mortgage whole loans. The mortgage-backed securities we purchased provide a guarantee from a government-sponsored entity like FNMA, while single-family whole loan originations and purchases do not have a credit guarantee. Generally, the credit risk premiums on mortgage whole loans (the difference between the interest rate earned on a whole loan and the rate earned on a long-term U.S. Treasury) have decreased over the last year. As result, high quality mortgage loan rates remain relatively low, contributing to our decrease in net interest margin. In October of 2006, we started originating second lien home equity loans and in March 2007 we began originating RV loans with higher yields to increase the loan portfolio yield. We do not originate or invest in higher yielding subprime mortgage loans or mortgage-backed securities.

Our net interest margin has also been negatively influenced by the flattening and the inversion of the yield curve. The interest rates we pay on our deposits generally move with short-term rates and the interest yield on our loans generally moves with long-term rates. Increases in the Fed Funds rates over the past two years have caused short-term rates to rise, without corresponding increases in long-term rates causing the yield curve to flatten. Our cost of funds (primarily deposit interest) for the quarter ended March 31, 2007, increased 70 basis points compared to the quarter ended March 31, 2006. Our yield on earning assets (primarily loan interest) for the quarter ended March 31, 2007, increased only 59 basis points. If the slope of the yield curve does not increase, we may not be able to grow the size of our earning assets at the same rate we have experienced over the past four years and our net interest margin may continue to decline and remain below historic levels.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Rates Earned/ Paid [1]	Average Balance	Interest Income/ Expense	Rates Earned/ Paid [1]
	(Dollars in thousands)
Assets

Loans 2 3	$499,444	$7,183	5.75%	$550,908	$7,198	5.23%
Federal funds sold	6,607	83	5.02%	8,314	92	4.43%
Interest-bearing deposits in other financial institutions	13,900	192	5.53%	14,975	165	4.41%
Investment securities 3 4	274,616	3,695	5.38%	85,166	827	3.88%
Stock of FHLB, at cost	12,389	180	5.81%	10,042	128	5.10%

Total interest-earning assets	806,956	11,333	5.62%	669,405	8,410	5.03%
Non-interest earning assets	11,733			9,272

Total assets	$818,689			$678,677

Liabilities and Stockholders’ Equity

Interest-bearing demand and savings	$59,883	$489	3.27%	$68,194	$498	2.92%
Time deposits	397,745	4,878	4.91%	328,963	3,292	4.00%
Securities sold under agreements to repurchase	37,517	413	4.40%	—	—
Advances from FHLB	241,879	2,581	4.27%	202,116	1,947	3.85%
Other borrowings	5,155	102	7.91%	5,155	93	7.22%

Total interest-bearing liabilities	742,179	8,463	4.56%	604,428	5,830	3.86%
Noninterest-bearing demand deposits	1,067			2,058
Other interest-free liabilities	3,101			2,445
Stockholders’ equity	72,342			69,746

Total liabilities and stockholders’ equity	$818,689			$678,677

Net interest income		$2,870			$2,580

Net interest spread [5]			1.06%			1.17%
Net interest margin [6]			1.42%			1.54%

[1]	Annualized
[2]	Loans include loans held for sale, loan premiums and unearned fees.
[3]

Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. The rate earned on loans does not include loan prepayment penalty income, which is classified as non-interest income.

[4]	All investments are taxable.
[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[6]	Net interest margin represents net interest income annualized as a percentage of average interest-earning assets.

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2007 and 2006:

	For the Nine Months Ended March 31,
	2007			2006
	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]
	(Dollars in thousands)
Assets

Loans 2 3	$515,773	$21,851	5.65%	$527,323	$20,184	5.10%
Federal funds sold	12,945	507	5.22%	6,122	187	4.07%
Interest-bearing deposits in other financial institutions	14,791	591	5.33%	14,541	455	4.17%
Investment securities 3 4	219,883	8,572	5.20%	89,156	2,466	3.69%
Stock of FHLB, at cost	11,907	515	5.77%	9,315	337	4.82%

Total interest-earning assets	775,299	32,036	5.51%	646,457	23,629	4.87%
Non-interest earning assets	11,063			9,337

Total assets	$786,362			$655,794

Liabilities and Stockholders’ Equity

Interest-bearing demand and savings	$60,860	$1,516	3.32%	$74,279	$1,524	2.74%
Time deposits	388,314	14,092	4.84%	314,425	9,138	3.88%
Securities sold under agreements to repurchase	15,766	518	4.38%	—	—
Advances from FHLB	240,710	7,791	4.32%	185,291	5,199	3.74%
Other borrowings	5,155	310	8.02%	5,155	263	6.80%

Total interest-bearing liabilities	710,805	24,227	4.54%	579,150	16,124	3.71%
Noninterest-bearing demand deposits	1,072			4,817
Other interest-free liabilities	2,980			2,467
Stockholders’ equity	71,505			69,360

Total liabilities and stockholders’ equity	$786,362			$655,794

Net interest income		$7,809			$7,505

Net interest spread [5]			0.97%			1.16%
Net interest margin [6]			1.34%			1.55%

[1]	Annualized
[2]	Loans include loans held for sale, loan premiums and unearned fees.
[3]

Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. The rate earned on loans does not include loan prepayment penalty income, which is classified as non-interest income.

[4]	All investments are taxable.
[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[6]	Net interest margin represents net interest income annualized as a percentage of average interest-earning assets.

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

	For the Three Months Ended March 31, 2007 vs 2006				For the Nine Months Ended March 31, 2007 vs 2006
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate / Volume	Total net Increase (Decrease)	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
	(In Thousands)
Increase / (decrease) in interest income:
Loans	$(673)	$725	$(67)	$(15)	$(442)	$2,156	$(47)	$1,667
Federal funds sold	(19)	12	(2)	(9)	208	53	59	320
Interest-bearing deposits in other financial institutions	(12)	42	(3)	27	8	126	2	136
Mortgage-backed security	1,838	319	711	2,868	3,616	1,010	1,480	6,106
Stock of Federal Home Loan Bank	30	18	4	52	94	66	18	178

	$1,164	$1,116	$643	$2,923	$3,484	$3,411	$1,512	$8,407

Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$(61)	$59	$(7)	$(9)	$(275)	$326	$(59)	$(8)
Time deposits	688	742	156	1,586	2,147	2,273	534	4,954
Securities sold under agreements to repurchase	—	—	413	413	—	—	518	518
Federal Home Loan Bank advances	382	212	40	634	1,555	798	239	2,592
Other borrowings	—	9	—	9	—	47	—	47

	$1,009	$1,022	$602	$2,633	$3,427	$3,444	$1,232	$8,103

Provision for Loan Losses

There was no provision for loan loss for the quarter ended March 31, 2007, compared to an expense of $15,000 for the quarter ended March 31, 2006. For the nine months ended March 31, 2006, loan loss provisions amounted to a benefit of $105,000, compared to a $160,000 expense for the nine months ended March 31, 2006. The benefit for the 2007 quarter and the nine month period was the result of the continued shifting of our investment mix out of multifamily and single family mortgage loans and into mortgage-backed securities. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report. The trend in fiscal 2007 of reducing the allowance for loan loss will reverse if the recreational vehicle and home equity consumer origination programs we started this year continue to increase.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Prepayment penalty fee income	$144	$211	$284	$578
Mortgage banking fee income	7	16	86	259
Gain on sale of securities	—	—	403	—
Banking service fees and other income	75	85	198	240

Total non-interest income	$226	$312	$971	$1,077

Non-interest income for the quarter ended March 31, 2007 decreased $86,000, or 27.6% to $226,000 compared to $312,000 for the quarter ended March 31, 2006. For the nine months ended March 31, 2007, non-interest income decreased 9.8% to $971,000 compared to $1.077 million for the period in 2006. Decreases in prepayment penalty fee income and in mortgage banking income, partially offset by the gain on the sale of securities, are the primary reasons for the changes in non-interest income for both the quarter and nine months ended March 31, 2007. A decrease in the volume of multifamily loan originations accounted for the decrease in mortgage banking fees for the three months and the nine months ended March 31, 2007. A decrease in new multifamily loan purchases and the expiring penalties in the existing multifamily portfolio contributed to the decline in prepayment penalty fee income. During the nine months ended March 31, 2007, available for sale securities were sold to provide proceeds to buy higher yielding mortgage-backed securities and to reduce interest rate risk.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Compensation:
Salaries and benefits	$669	$646	$1,872	$1,837
Stock-based compensation	97	109	363	304

Total compensation	766	755	2,235	2,141
Professional services	120	116	457	358
Occupancy and equipment	89	88	269	259
Data processing and internet	162	131	445	359
Advertising and promotional	122	62	382	199
Depreciation and amortization	23	20	65	69
Other general and administrative	321	312	941	984

Total	$1,603	$1,484	$4,794	$4,369

Efficiency ratio[1]	51.8%	51.3%	54.6%	50.9%
Non-interest expense as annualized % of average assets	0.82%	0.87%	0.97%	0.89%

[1]	Represents non-interest expense divided by the aggregate of net interest income before provision for loan losses and non-interest income.

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $1.6 million for the three months ended March 31, 2007 and $1.5 million for the three months ended March 31, 2006. Non-interest expense increased 9.7% to $4.8 million for the nine months ended 2007 compared to $4.4 million for the nine months ended 2006.

Total compensation increased $11,000 to $766,000 for the quarter ended March 31, 2007, compared to $755,000 for the same quarter last year due to increased staffing, partially offset by a decrease in stock-based compensation. We increased the number of employees from 25 at March 31, 2006 to 35 during March 2007, primarily to staff our new home equity and RV lending programs. For the nine months ended March 31, 2007, compensation expense increased $94,000 primarily due to a $59,000 increase in stock-based compensation from new issues of stock options and stock grants in July 2006. Salaries and benefits increased $35,000 for the nine months ended March 31, 2007 due primarily to the increase in staffing during the quarter ended March 31, 2007.

Professional services, which include accounting and legal fees, increased for the quarter and nine months ended March 31, 2007. The increases in professional services were primarily due to increased internal and external audit fees, and fees for consultants, offset by a decrease in investor relations expense.

Data processing and internet expense increased for the quarter and nine months ended March 31, 2007 compared to 2006 generally due to the increase in the number of deposit customers, new website development costs, and the addition of third-party software for securities tracking and research.

Advertising and promotion expense increased for the quarter and nine months ended March 31, 2007, primarily due to increased activity for our new home equity loan program. On March 28, 2007 we executed a five-year agreement with CWI, Inc. to offer loan and deposit products to customers of CWI, Inc. and its affiliates (the “Agreement”). If significant levels of new deposits are generated by CWI, Inc. under this Agreement, future advertising and promotional expense would increase. There was no advertising expense associated with this Agreement included in our operating results through March 31, 2007.

Our efficiency ratio was 51.8% for the three months ended March 31, 2007, compared to 51.3% for the corresponding period in 2006. Our non-interest expense as a percent of average assets (G &A ratio) was 0.82% for the three months ended March 31, 2007, compared to 0.87% for the corresponding period in 2006. For the nine months ended March 31, 2007, our efficiency ratio was 54.6% compared to 50.9%. The increase in the efficiency ratio resulted primarily from our lower net interest margin this year compared to last.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2007 and 2006 were 42.26% and 40.56%, respectively. Our effective income tax rates for the nine months ended March 31, 2007 and 2006 were 40.97% and 40.19%, respectively. The 1.70% increase in the effective tax rate for the March 2007 quarter was due to adjustments for the tax treatment for incentive stock options.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $109.2 million, or 14.8%, to $847.0 million, as of March 31, 2007, up from $737.8 million at June 30, 2006. The increase in total assets was primarily due to the purchase of mortgage-backed securities and agency debt, which caused a net increase in mortgage-backed securities available for sale of $125.0 million. We started recreational vehicle (RV) lending in March 2007 on an indirect basis with a network of more than 50 RV dealers and have promoted online home equity loan originations since June 30, 2006. The asset growth was funded by a net increase in deposits totalling $37.2 million, a net increase in FHLB advances of $7.1 million and $60.0 million in securities sold under repurchase agreements.

During the nine months ended March 31, 2007, our asset and liability mix changed primarily two ways. First, time deposits increased to 87.0% of total deposits, up from 84.4% at June 30, 2006. We expect this trend to continue as the rise in short-term rates has increased bank competition for time deposits making time deposit rates more attractive to many consumers. Also, we elected to increase borrowings (including, securities sold under agreements to repurchase) more than deposits during the nine month period to provide better extension of the average life of our liabilities to help manage interest rate risk. Second, we decreased our single family and multi family loan portfolio by 11.3%, due primarily to principal repayments and payoffs. Partially offsetting the payoffs, we originated home equity loans and RV loans of $9.1 and $9.6 million, respectively and we expect these portfolios to continue to increase in the future. During the nine months we purchased $32.9 million in whole loans and $240.9 million in mortgage-backed securities available for sale. We sold available for sale securities totalling $74.7 million to provide proceeds to purchase higher yielding whole loans and mortgage-backed securities. In addition, we have originated home equity loans and RV loans of $9.1 and $9.6 million, respectively. Our decision to invest in either whole loans or mortgage-backed securities depends on a number of factors which often change from day to day including the number of opportunities to originate and purchase loan pools, the yields, the credit risk, changing mortgage repayment rates and the flattening in the yield curve. Furthermore, until the trends toward a flattening or inverting yield curve reverse, our ability to obtain mortgage loans and mortgage-backed securities that meet our yield requirements may be adversely affected.

Loans

Net loans held for investment decreased $42.3 million, or 7.9% to $491.3 million at March 31, 2007 from $533.6 million at June 30, 2006. The decrease in our single-family and multi-family loan portfolio was attributable to principal repayments and payoffs. Total loan purchases and originations for the nine months ended March 31, 2007 of $54.2 million were added to the portfolio. Loan portfolio repayments were $95.4 million for the nine months ended March 31, 2007.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2007		June 30, 2006
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$106,270	21.7%	$113,242	21.4%
Multifamily (five units or more)	350,676	71.8%	402,166	75.9%
Commercial real estate and land	13,211	2.7%	13,743	2.6%
Home equity	8,609	1.7%	628	0.1%
Recreational vehicle (RV)	9,555	2.0%	—	0.0%
Consumer loans and other	268	0.1%	81	0.0%

Total loans	488,589	100.0%	529,860	100.0%

Allowance for loan losses	(1,370)		(1,475)
Unamortized premiums, net of deferred loan fees	4,064		5,256

Net loans	$491,283		$533,641

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through March 31, 2007, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. There were no nonperforming assets on March 31, 2007.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2007, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans and collateral values. We did not have any nonperforming loans at March 31, 2007 or 2006. We believe that our history is limited and it is unlikely that every loan in our investment portfolio will continue to perform without exception so we provide general allowances based upon the overall volume of loans, the loan types and the estimated collateral values. In March 2007, we commenced RV lending which has more credit risk than prime mortgage lending and as our portfolio grows, it is unlikely that we will be able to avoid credit losses, as we have in our mortgage loan portfolio, We provide general loan loss reserves for our RV loans based upon the borrower credit score at the time of origination and based upon the type of RV. The provision for loan losses amounted to a benefit of $105,000 for the nine months ended March 31, 2007, compared to expense of $160,000 for the nine months ended March 31, 2006. General reserves are a function of our portfolio loan balance. Generally, the larger the increase in our loan portfolio the higher loan loss provisions will be. The trend in fiscal 2007 of reducing the allowance for loan loss will reverse if the consumer origination programs we started this year continue to increase our new loan volumes.

The following table summarizes activity in the allowance for loan losses for the nine months ended March 31, 2007:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2006	$225	$—	$1,196	$54	$—	$—	$1,475
Provision for loan loss	26	30	(221)	2	50	8	(105)

Balance at March 31, 2007	$251	$30	$975	$56	$50	$8	$1,370

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2007		June 30, 2006
	(Dollars in thousands)
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family	$251	18.32%	$225	15.25%
Home equity	30	2.19%	—	0.00%
Multifamily	975	71.17%	1,196	81.09%
Commercial real estate and land	56	4.09%	54	3.66%
Recreational vehicles	50	3.65%	—	0.00%
Consumer	8	0.58%	—	0.00%

Total	$1,370	100.00%	$1,475	100.00%

Investment Securities

Total mortgage-backed securities available for sale was $252.2 million as of March 31, 2007, compared with $127.3 million at June 30, 2006. During the nine months ended March 31, 2007, we purchased $240.9 million in mortgage-backed securities available for sale and received principal repayments of approximately $43.3 million. During that same period, we sold $74.7 million in available for sale mortgaged-backed securities to provide proceeds to purchase higher yielding whole loans and mortgage-backed securities. We also purchased $43.8 million of mortgage-backed securities held to maturity including $13.8 million of callable U.S. government agency debt held to maturity. We currently classify agency mortgage-backed and debt securities as held to maturity at the time of purchase based upon small issue size and based on issue features, such as callable terms. Until we increase our level of origination of home equity loans and RV loans, we are likely to continue to increase our investments in securities.

The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of March 31, 2007:

Available for sale	March 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	( In thousands )
Mortgage-backed securities
(GNMA, FNMA, FHLMC)	$251,761	$846	$(396)	$252,211

	$251,761	$846	$(396)	$252,211

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of March 31, 2007:

Held to maturity	March 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$12,377	$89	$(32)	$12,434
(GNMA, FNMA, FHLMC)
U.S. Government agency debt	37,285	11	(18)	37,278

	$49,662	$100	$(50)	$49,712

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

Deposits

Deposits increased a net $37.2 million, or 8.8%, to $461.4 million at March 31, 2007, from $424.2 million at June 30, 2006. Our deposit growth was comprised of increases in time deposit accounts of $43.3 million offset by a decline in checking, savings, and money market accounts of $6.1 million. Our growth in deposits was the result of increased promotion and competitive pricing on time deposits. Our money market savings decreased as a result of less competitive rate pricing resulting in customer transfers to our higher rate time deposits or withdrawals.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2007		June 30, 2006
	Amount	Rate*	Amount *	Rate
Non-interest bearing	$1,128	0.00%	$1,203	0.00%
Interest bearing:
Demand	34,605	3.08%	35,978	2.79%
Savings	24,362	3.72%	28,980	3.58%

Time deposits:
Under $100,000	254,918	4.99%	228,204	4.52%
$100,000 or more	146,440	5.02%	129,839	4.54%

Total time deposits	401,358	5.00%	358,043	4.52%

Total interest bearing	460,325	4.42%	423,001	4.31%

Total deposits	$461,453	4.41%	$424,204	4.30%

*	Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type at the date indicated:

	March 31, 2007	June 30, 2006	March 31, 2006
Checking and savings accounts	8,341	8,195	8,005
Time deposits	15,784	14,303	13,602

Total number of deposit accounts	24,125	22,498	21,607

Securities Sold Under Agreements to Repurchase

Since November 2006, the Company has sold securities under various agreements to repurchase for total proceeds of $60,000. The repurchase agreements have interest rates between 4.22% and 4.55% and scheduled maturities between January 2012 and March 2014. Under these agreements, the Company may be required to repay the $60,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 6.5 years and the weighted average remaining period before such repurchase agreements could be called is 0.7 years.

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. FHLB advances increased 3% to $243.4 million as of March 31, 2007, representing a net increase of $7.1 million from June 30, 2006. FHLB advances with terms between two and five years were used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At March 31, 2007, a total of $43.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $43.0 million in advances is 3.6 years and the weighted average remaining period before such advances could be put to us is 1.1 years.

Stockholders’ Equity

Stockholders’ equity increased $2.8 million to $73.0 million at March 31, 2007 compared to $70.2 million at June 30, 2006. The increase was the result of our net income for nine months of $2.4 million, a $1.2 million unrealized gain from our available for sale securities, and $0.4 million for paid in capital from stock option activity, partially offset by, a $0.2 million for dividends paid to holders of our convertible preferred stock and a $1.0 million reduction for our buyback of 145,500 shares of our common stock.

LIQUIDITY

During the nine months ended March 31, 2007, we had net cash inflows from operating activities of $2.0 million compared to $3.2 million for the nine months ended March 31, 2006. Net cash inflows for the periods ended in 2007 and 2006 were primarily due to net income earned during the period, plus the add-back of non-cash adjustments of amortization of loan and security premiums and an increase in accrued interest payable partially offset by the increase in accrued interest receivable and other assets.

Net cash outflows from investing activities totaled $116.9 million and $97.6 million for the nine months ended March 31, 2007 and 2006, respectively. Net cash outflows from investing activities increased $19.3 million for the nine months ended March 31, 2007 due to an increase in purchases of investment securities available for sale and held to maturity by $251.6 million offset primarily by increases in proceeds from sales and repayment of investment securities of $109.4 million and a reduction of purchased loans of $133.1 million.

Our net cash provided by financing activities totaled $103.0 million and $92.8 million for the nine months ended March 31, 2007 and 2006, respectively. Net cash provided from financing activities increased $10.2 million for the nine months ended March 31, 2007 compared to March 31, 2006, primarily due to outflow from FHLB advances of $42.0 million and deposits of $7.4 million, offset by inflow from reverse repurchases of $60.0 million.

As an additional source of funds, Bank of Internet USA can borrow up to 35.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. Based on the loans and securities pledged at March 31, 2007 we had total borrowing capacity of $281.1 million, of which $243.4 million was outstanding and $37.7 million was available. At March 31, 2007, we also had a $10.0 million unsecured federal funds purchase line with a bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At March 31, 2007 we had commitments to fund loans of $15.7 million. Time deposits due within one year of March 31, 2007 totaled $254.1 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of March 31, 2007:

		Payments Due by Period[1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(in thousands)
Long-term debt obligations [2]	$362,162	$59,506	$144,819	$89,628	$68,209
Time deposits [2]	424,404	266,717	124,509	33,177	1
Operating lease obligations [3]	1,868	312	652	694	210

Total	$788,434	$326,535	$269,980	$123,499	$68,420

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2007.
[2]	Amounts include principal and interest due to recipient.
[3]	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The Office of Thrift Supervision requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2007, our bank met all the capital adequacy requirements to which it was subject.

At March 31, 2007, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the bank’s capital levels. From time to time, we may need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet USA capital amounts, ratios and requirements at March 31, 2007 were as follows:

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core ) capital to adjusted tangible assets	$72,785	8.60%	$33,845	4.00%	$42,306	5.00%

Tier 1 capital (to risk weighted assets)	$72,785	15.47%	N/A	N/A	$28,224	6.00%

Total capital (to risk-weighted assets)	$74,155	15.76%	$37,632	8.00%	$47,039	10.00%

Tangible capital (to tangible assets)	$72,785	8.60%	$12,692	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually reprice within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets mature at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at March 31, 2007:

	Term to Repricing, Repayment, or Maturity at March 31, 2007
	One Year or Less	Over One Year Through Five Years	Over Five Years and Insensitive	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$13,326	$—	$—	$13,326
Interest-bearing deposits in other financial institutions	13,270	198	—	13,468
Investment securities [1]	42,913	162,270	96,690	301,873
Stock of the FHLB, at cost	12,510	—	—	12,510
Loans - net of allowance for loan loss [2]	218,631	197,698	74,954	491,283
Loans held for sale	—	—	—	—

Total interest-earning assets	300,650	360,166	171,644	832,460
Non-interest earning assets	—	—	14,516	14,516

Total assets	$300,650	$360,166	$186,160	$846,976

Interest-bearing liabilities:
Interest-bearing deposits [3]	$313,055	$147,270	$—	$460,325
Securities sold under agreements to repurchase [4]	—	—	60,000	60,000
Advances from the FHLB [4]	46,900	196,363	—	243,263
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	365,110	343,633	60,000	768,743
Other noninterest-bearing liabilities	—	—	5,237	5,237
Stockholders’ equity	—	—	72,996	72,996

Total liabilities and equity	$365,110	$343,633	$138,233	$846,976

Net interest rate sensitivity gap	$(64,460)	$16,533	$111,644	$63,717
Cumulative gap	$(64,460)	$(47,927)	$63,717	$63,717
Net interest rate sensitivity gap - as a % of interest earning assets	(21.44)%	4.59%	65.04%	7.65%
Cumulative gap - as % of cumulative interest earning assets	(21.44)%	(7.25)%	7.65%	7.65%

[1]

Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates and does not estimate prepayments or calls.

[2]	The table reflects either contractual repricing dates or maturities.
[3]	The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.
[4]	The table reflects either contractual repricing dates or maturities and does not estimate prepayments or puts.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our bank regulator, the Office of Thrift Supervision. At December 31, 2006 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used 100 and 200 basis point decreases due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at December 31, 2006:

Assumed Interest Rate Change	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	(Dollars in thousands)
Up 300 basis points	$(22,099)	(29)%	7.23%
Up 200 basis points	$(11,967)	(16)%	8.36%
Up 100 basis points	$(4,445)	(6)%	9.15%
Base	—	—	9.56%
Down 100 basis points	$3,161	4%	9.80%
Down 200 basis points	$8,108	11%	10.22%

The board of directors of our bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model for each 100 basis point movement. As of March 31, 2007 and December 31, 2006, the board’s established minimum was 6.5%, meaning that the net present value after a theoretical 300 basis point instantaneous increase in interest rates must be greater than 6.5%. At December 31, 2006, the bank ‘s net present value after a theoretical 300 basis point increase was 7.23%, 73 basis points above the board of directors minimum requirement of 6.5%.

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

We are not involved in any material legal proceedings. From time to time we may become a party to claims or litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of our management, the resolution of any such issues would not have a material adverse impact on our financial position, results of operations, or liquidity.

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

•	We face strong competition for customers and may not succeed in implementing our business strategy.

•	A natural disaster or recurring energy shortage, especially in California, could harm our business.

•	Our home equity loans and RV loans, as well as some of our multifamily residential and commercial real estate loans, are unseasoned, and significant defaults on such loans would harm our business.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.

•	Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

•	We purchase and originate loans in bulk or “pools.” We may experience lower yields or losses on loans because the assumptions we use may not always prove correct.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: May 2, 2007	By:	/s/ Gary Lewis Evans
Gary Lewis Evans
Chief Executive Officer
(Principal Executive Officer)