Form 10-K
period 2007-06-30
BofI Holding, Inc.
filed 2007-09-27
CIK 1299709

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated file  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ National Market of $6.93 on December 31, 2006 was $40,350,639.

The number of shares of the Registrant’s common stock outstanding as of August 31, 2007 was 8,267,590.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2007 are incorporated by reference into Part III.

i

Forward Looking Statements

This report may contain various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include projections, statements of the plans and objectives of management for future operations, statements of future economic performance, assumptions underlying these statements, and other statements that are not statements of historical facts. Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond the control of BofI Holding, Inc. (BofI). Should one or more of these risks, uncertainties or contingencies materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. Among the key risk factors that may have a direct bearing on BofI’s results of operations and financial condition are:

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

Overview

BofI Holding, Inc. is the holding company for Bank of Internet USA, a consumer-focused, nationwide savings bank operating primarily through the Internet. We provide a variety of consumer banking services, focusing primarily on gathering retail deposits over the Internet and originating and purchasing multifamily, single-family and home equity mortgage loans, vehicle loans and mortgage-backed securities. Our bank is distinguished by its design and implementation of an automated Internet-based banking platform and electronic workflow process that affords us low operating expenses and allows us to pass these savings along to our customers in the form of attractive interest rates and low fees on our products.

We operate our Internet-based bank from a single location in San Diego, California, currently serving approximately 28,000 retail deposit and loan customers across all 50 states. At June 30, 2007, we had total assets of $947.2 million, loans of $507.9 million, mortgage-backed and other investment securities of $358.0 million and total deposits of $547.9 million. Our deposits consist primarily of interest-bearing checking and savings accounts and time deposits. Our loans are primarily first mortgages secured by multifamily (five or more units) and single family real property. Our mortgage-backed securities consist of high quality mortgage pass-through securities issued by government-sponsored entities.

Our mission statement is to become a premier provider of consumer banking products and to increase shareholder value through growth in our assets and earnings

Our business strategy is to lower the cost of delivering banking products and services by leveraging technology, while continuing to grow our assets and deposits to achieve increased economies of scale. We have designed our automated Internet-based banking platform and workflow process to handle traditional banking functions with reduced paperwork and human intervention. Our thrift charter allows us to operate in all 50 states and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geographic location and price. We plan to continue to increase our deposits by attracting new customers with competitive pricing, targeted marketing and new products and services to serve specific demographics. We plan to continue to increase our originations of single family mortgage loans, home equity loans and vehicle loans by attracting new customers through our websites. We also plan to continue to purchase high quality mortgage-backed securities and mortgage loan pools and to increase originations of recreational vehicle loans through dealers.

Our present goals are to:

•	Increase our total assets to more than $1.0 billion;

•	Improve our annualized efficiency ratio to a level below 40%; and

•	Increase our annualized return on average common stockholder’s equity above 10.0%.

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available, free of charge, through the Securities and Exchange Commission’s website at www.sec.gov and our website at www.bofiholding.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission. The information contained therein or connected thereto is not incorporated into this Annual Report on Form 10-K.

Lending and Investment Activities

General. We currently originate home equity loans in more than 45 states and recreational vehicle loans through dealers in more than 20 states. We have originated single family loans on a nationwide basis and we have originated multifamily loans primarily in California, Arizona, Texas, Washington and Colorado. In addition, we purchase single family and multifamily mortgage loans from other lenders to hold in our portfolio. We purchase mortgage-backed securities when their risk-adjusted returns exceed those of our loan origination or loan purchase opportunities. Our originations, purchases and sales of mortgage loans include both fixed and adjustable interest rate loans. Originations are sourced, underwritten, processed, controlled and tracked primarily through our customized websites and software. We believe that, due to our automated systems, our lending business is scalable, allowing us to handle increasing volumes of loans and enter into new geographic lending markets with only a small increase in personnel, in accordance with our strategy of leveraging technology to lower our operating expenses. During fiscal 2007, we experienced staffing increases associated with the development of new lending products, specifically vehicle and home equity loans.

Loan Products. Our loans primarily consist of first mortgage loans secured by single family and multifamily properties and, to a lesser extent, commercial properties. We also provide home equity second mortgages, primarily closed end loans and, to a lesser extent, lines of credit. During fiscal 2007, we began originating recreational vehicle loans through dealers. Further details regarding our loan programs are discussed below:

•

Single Family Loans. We typically offer fixed and adjustable rate, single family mortgage loans in all 50 states, both conforming and jumbo loans. Our largest single-family first mortgage loan was $3.1 million as of June 30, 2007. We typically sell substantially all of the single-family first mortgage loans that we originate on a nonrecourse basis to wholesale lending institutions with servicing rights released to the purchaser. In more recent years, we have elected to significantly decrease or eliminate certain online single family loan offerings.

•

Home Equity Loans. We originate adjustable rate and fixed rate closed end home equity loans secured by second liens on single family residential properties in 45 states. We also have originated adjustable rate home equity lines of credit. We hold all of the home loans that we originate and perform the loan servicing directly on these loans. Our home equity loans as of June 30, 2007 ranged in amount from approximately $300,000 to $9,000. We offer closed end home equity loans with fixed interest rates and adjustable rates based on U.S. Treasury security yields. Some of our home equity loans originated have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually), as well as interest rate floors, ceilings and rate change caps. During 2007, we increased our online home equity loan offerings.

•

Multifamily Loans. We typically originate adjustable rate multifamily mortgage loans primarily in California, Arizona, Texas, Washington and Colorado. We hold all of the multifamily loans that we originate and perform the loan servicing directly on these loans. Our multifamily loans as of June 30, 2007 ranged in amount from approximately $2.8 million to $28,000 and were secured by first liens on properties typically ranging from five to 70 units. We offer multifamily loans with interest rates that adjust based on a variety of industry standard indices, including U.S. Treasury security yields, LIBOR and Eleventh District Cost of Funds. Many of our loans originated and purchased typically have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps. In more recent years, we have elected to significantly decrease multifamily loan originations.

•

Consumer –Recreational Vehicle Loans. In March 2007 we began originating fixed rate loans secured by recreational vehicles (RVs) and sourced through a network of RV dealers in 20 states. We hold all of the RV loans that we originate and perform the loan servicing directly on these loans. Our RV loans as of June 30, 2007 ranged in amount from approximately $461,000 to $3,000 and were secured by motor homes or travel trailers.

•

Commercial Real Estate Loans. We originate a small volume of adjustable rate commercial real estate loans, primarily in California. We currently hold all of the commercial loans that we originate and perform the loan servicing on these loans. Our commercial loans as of June 30, 2007 ranged in amount from approximately $2.1 million to $79,000, and were secured by first liens on mixed-use, shopping and retail centers, office buildings and multi-tenant industrial properties. We offer commercial loans on similar terms and interest rates as our multifamily loans.

•	Other. We provide overdraft lines of credit for our qualifying deposit customers with checking accounts and we purchase participations in business loans made by other banks.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end since June 30, 2003:

	At June 30,
	2007		2006		2005		2004		2003
	(Dollars in thousands)
Residential real estate loans:
Single family (one to four units)	$104,960	20.8%	$113,242	21.4%	$62,157	12.9%	$21,589	6.1%	$41,689	17.0%
Home equity	18,815	3.8%	628	0.1%	246	0.1%	164	0.0%	435	0.2%
Multifamily (five units or more)	325,880	64.6%	402,166	75.9%	406,660	84.1%	320,971	90.6%	191,426	78.0%
Commercial real estate and land loans	11,256	2.2%	13,743	2.6%	14,181	2.9%	11,659	3.3%	11,839	4.8%
Consumer – Recreational vehicle	42,327	8.4%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Other	981	0.2%	81	0.0%	40	0.0%	63	0.0%	62	0.0%

Total loans held for investment	$504,219	100%	$529,860	100%	$483,284	100%	$354,446	100%	$245,451	100%

Allowance for loan losses	(1,450)		(1,475)		(1,415)		(1,045)		(790)
Unamortized premiums, net of deferred loan fees	5,137		5,256		5,003		1,860		1,272

Net loans held for investment	$507,906		$533,641		$486,872		$355,261		$245,933

The following table sets forth the amount of loans maturing in our total loans held for investment at June 30, 2007 based on the contractual terms to maturity:

	Term to Contractual Repayment or Maturity
	Less Than Three Months	Over Three Months through One Year	Over One Year through Five Years	Over Five Years	Total
	(Dollars in thousands)
June 30, 2007	$179	$1,475	$3,905	$498,660	$504,219

The following table sets forth the amount of our loans at June 30, 2007 that are due after June 30, 2008 and indicates whether they have fixed or floating or adjustable interest rate loans:

	Fixed	Floating or Adjustable	Total
	(Dollars in thousands)
Single family (one to four units)	$5,702	$98,357	$104,059
Home equity	15,934	2,881	18,815
Multifamily (five units or more)	26,772	298,667	325,439
Commercial real estate and land	500	10,678	11,178
Consumer – recreational vehicle	42,327	—	42,327
Other	747	—	747

Total	$91,982	$410,583	$502,565

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties at June 30, 2007:

Percent of Loan Principal Secured by Real Estate Located in State

State	Total Real Estate Loans	Single Family	Helocs	Multifamily	Commercial and Land
California-south [1]	34.06%	16.82%	14.23%	40.16%	51.17%
California-north [2]	10.02%	19.01%	6.93%	7.57%	2.56%
Colorado	6.91%	3.52%	1.59%	7.83%	20.64%
Washington	12.32%	20.43%	8.46%	10.35%	—
Arizona	6.07%	2.21%	10.19%	7.28%	—
Texas	4.28%	0.83%	—	5.65%	4.11%
Oregon	4.72%	2.43%	2.07%	5.77%	—
Florida	3.98%	6.72%	6.74%	3.08%	—
Illinois	3.81%	3.65%	4.38%	3.83%	3.66%
All other states	13.83%	24.38%	45.41%	8.48%	17.86%

	100%	100%	100%	100%	100%

[1]	Consists of loans secured by real property in California with zip code ranges from 90000 to 92999.

[2]	Consists of loans secured by real property in California with zip code ranges from 93000 to 96999.

Another measure of credit risk is the ratio of the loan amount to the value of the property securing the loan (called loan-to-value ratio or LTV). The following table shows the LTVs of our loan portfolio on weighted average and median bases at June 30, 2007. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan at the time of the funding or, for certain purchased seasoned loans, an adjusted appraised value based upon an independent review at the time of the purchase.

	Total Real Estate Loans	Single Family	Home Equity (1)	Multifamily	Commercial and Land
Weighted Average LTV	52.36%	64.66%	61.48%	48.11%	45.36%
Median LTV	55.83%	68.58%	63.86%	44.39%	37.29%

(1)

– Amounts represent combined loan to value calculated by adding the current balances of both the 1st and 2nd liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.

Lending Activities. The following table summarizes the volumes of real estate loans originated, purchased and sold for each fiscal year since 2003:

	For the Fiscal Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans Held for Sale:
Single family (one to four units):
Beginning balance	$—	$189	$435	$3,602	$128
Loan originations	7,579	20,762	19,312	76,550	124,739
Loans purchases	—	—	—	—	—
Proceeds from sale of loans held for sale	(7,609)	(21,059)	(19,652)	(80,081)	(122,042)
Gains on sales of loans held for sale	30	108	94	364	778
Other	—	—	—	—	(1)

Ending balance	$—	$—	$189	$435	$3,602

Loans Held for Investment:
Single family (one to four units):
Beginning balance	$113,242	$62,156	$21,588	$41,689	$32,087
Loan originations	840	386	3,380	1,641	1,838
Loans purchases	42,258	78,778	50,623	7,855	32,919
Loans sold	—	—	—	—	—
Principal repayments	(51,380)	(28,078)	(13,435)	(29,597)	(25,155)
Other	—	—	—	—	—

Ending balance	$104,960	$113,242	$62,156	$21,588	$41,689

Home equity:
Beginning balance	$628	$247	$165	$435	$676
Loan originations	19,684	373	—	—	—
Loans purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(1,497)	8	82	(270)	(241)
Other	—	—	—	—	—

Ending balance	$18,815	$628	$247	$165	$435

Multifamily (five units or more):
Beginning balance	$402,166	$406,660	$320,971	$191,426	$125,303
Loan originations	2,484	6,142	36,241	57,337	49,949
Loans purchases	750	84,990	108,826	120,264	48,267
Loans sold	—	—	—	—	—
Principal repayments	(79,520)	(95,626)	(59,378)	(48,056)	(32,093)
Other	—	—	—	—	—

Ending balance	$325,880	$402,166	$406,660	$320,971	$191,426

Commercial real estate and land:
Beginning balance	$13,743	$14,181	$11,659	$11,839	$8,397
Loan originations	—	752	5,715	5,467	6,784
Loans purchases	500	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(2,986)	(1,190)	(3,193)	(5,647)	(3,342)
Other	(1)	—	—	—	—

Ending balance	$11,256	$13,743	$14,181	$11,659	$11,839

Consumer – Recreational vehicle:
Beginning balance	$—	—	—	—	—
Loan originations	43,485	—	—	—	—
Loans purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(1,158)	—	—	—	—
Other	—	—	—	—	—

Ending balance	$42,327	$—	$—	$—	$—

Other:
Beginning balance	$81	$40	$63	$62	$108
Loan originations	956	67	26	33	38
Loans purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(57)	(26)	(49)	(33)	(108)
Other	1	—	—	1	24

Ending balance	$981	$81	$40	$63	$62

TOTAL LOANS HELD FOR INVESTMENT	$504,219	$529,860	$483,284	$354,446	$245,451
Allowance for loan losses	(1,450)	(1,475)	(1,415)	(1,045)	(790)
Unamortized premiums, net of deferred loan fees	5,137	5,256	5,003	1,860	1,272

NET LOANS	$507,906	$533,641	$486,872	$355,261	$245,933

The following table summarizes the amount funded, the number and the size of real estate loans and RV loans originated and purchased for each fiscal year since 2003:

	For the Fiscal Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Type of Loan
Single family (one to four units):
Loans originated
Amount funded	$840	$21,147	$22,692	$78,191	$126,577
Number of loans	1	76	83	317	560
Average loan size	$840	$278	$273	$247	$226
Loans purchased
Amount funded	$42,258	$78,778	$50,623	$7,855	$32,919
Number of loans	197	240	208	11	68
Average loan size	$215	$328	$243	$714	$484
Home equity:
Loans originated
Amount funded	$19,684	$373	—	—	—
Number of loans	520	3	—	—	—
Average loan size	$38	$124	—	—	—
Loans purchased
Amount funded	—	—	—	—	—
Number of loans	—	—	—	—	—
Average loan size	—	—	—	—	—
Multifamily (five or more units):
Loans originated
Amount funded	$2,484	$6,142	$36,241	$57,337	$49,949
Number of loans	5	14	53	84	80
Average loan size	$497	$439	$684	$683	$624
Loans purchased
Amount funded	$750	$84,990	$108,826	$120,264	$48,267
Number of loans	3	199	152	116	79
Average loan size	$250	$427	$716	$1,037	$611
Commercial real estate and land:
Loans originated
Amount funded	—	$752	$5,715	$5,467	$6,784
Number of loans	—	2	7	5	6
Average loan size	—	$376	$816	$1,093	$1,131
Loans purchased
Amount funded	$500	—	—	—	—
Number of loans	1	—	—	—	—
Average loan size	$500	—	—	—	—
Consumer – Recreational vehicle:
Loans originated
Amount funded	$43,485	—	—	—	—
Number of loans	938	—	—	—	—
Average loan size	$46	—	—	—	—
Loans purchased
Amount funded	—	—	—	—	—
Number of loans	—	—	—	—	—
Average loan size	—	—	—	—	—

Loan Marketing. We market our lending products directly to customers through a variety of channels depending on the product. When we market single-family mortgage and home equity loans, we target Internet comparison shoppers generally in all 50 states through our purchase of advertising on search engines, such as Google and Yahoo, and popular product comparison sites, such as Bankrate.com. For home equity loans, we also buy customer leads and loan applications from major lead aggregators and from our marketing affiliates and partners with affinity agreements. We market multifamily loans primarily in five states through Internet search engines and through traditional origination techniques, such as direct mail marketing, personal sales efforts and limited media advertising. We currently market our RV loans primarily on an indirect basis through RV dealers. We expect to increase our internet marketing directly to RV and auto loan customers in the near future.

Loan Originations. We originate loans through four different origination channels: online retail, online wholesale and direct and indirect.

•

Online Retail Loan Origination. We originate single family, home equity and multifamily mortgage loans directly online through our websites, where our customers can review interest rates and loan terms, enter their loan applications and lock in interest rates directly over the Internet. All online loan offerings are accessed though our bank website bankofinternet.com. We maintain and update the rate and other information on this website. We process home equity loan second mortgage applications through our work flow system and underwrite the loan with our personnel. From time to time, we have elected to reduce or eliminate our single family offerings, which were outsourced to a third-party processor, which handles all of the tasks of underwriting and processing the loan. Customers seeking direct contact with a loan officer during the application process were directed to a loan officer at the third-party loan processor. Our primary website for multifamily loans is located at ApartmentBank.com,, linked to our main bank website, where customers can obtain loan rates and terms, prequalify loan requests, submit loan applications, communicate with loan officers and monitor loan processing in a secure, online environment. Multifamily loan applications are underwritten and processed internally by our personnel. We designed our multifamily website and underlying software to expedite the origination, processing and management of multifamily loans

•

Online Wholesale Loan Origination. We have developed a limited number of relationships with independent multifamily loan brokers in our five primary multifamily markets, and we manage these relationships and our wholesale loan pipeline through our “Broker Advantage” website. Through this password-protected website, our approved independent loan brokers can compare programs, terms and pricing on a real time basis and communicate with our staff. We expect to expand this channel in the future.

•

Direct Loan Origination. We have employed up to five loan originators who directly originated multifamily and commercial loans. As a result of market conditions in the last several years, we elected to reduce our multifamily origination volume and are currently operating with one part-time originator. Our internal software, known as “Origination Manager,” allows the loan originator to have direct online access to our multifamily loan origination system and originate and manage their loan portfolios in a secure online environment from anywhere in the nation. Routine tasks are automated, such as researching loan program and pricing updates, prequalifying loans, submitting loan applications, viewing customer applications, credit histories and other application documents and monitoring the status of loans in process. We expect to expand this channel in the future.

•

Indirect Loan Origination. In March 2007, we signed an agreement with a large RV dealer operating in 20 states to source RV loans on new and used RVs sold through the dealer locations. Applications are submitted via facsimile to our office location from each dealer. Dealer proposal are input into our system and reviewed for compliance with pre-established credit standards for RV borrowers. For those loans which meet our term sheet requirements, we underwrite and process loans in-house with the assistance of the finance department of the RV dealer. Our approval letters are faxed back to dealers who complete the execution of the customer contract and earn participation fees based upon final contract rates and terms executed by the borrower.

Loan Purchases. We purchase selected single family and multifamily loans from other lenders to supplement and diversify our loan portfolio geographically. We currently purchase loans from major banks or mortgage companies. At June 30, 2007, approximately $303.5 million, or 60.2%, of our loan portfolio was acquired from other lenders who are servicing the loans on our behalf, of which 67.5% were multifamily and commercial loans and 32.5% were single family loans.

Loan Servicing. We typically retain servicing rights for all home equity, multifamily and RV loans that we originate. We typically do not acquire servicing rights on purchased single family and multifamily loans, and we typically release-servicing rights to the purchaser when we sell single family loans that we originate.

Loan Underwriting Process and Criteria. We individually underwrite all multifamily, commercial, home equity second-lien mortgages and RV loans that we originate and all loans that we purchase. For single family loan originations, in the past, we have typically outsourced the underwriting to a third-party processor, based on underwriting criteria that we establish and provide to the processor. Our loan underwriting policies and procedures are written and adopted by our board of directors and our loan committee. Each loan, regardless of how it is originated, must meet underwriting criteria set forth in our lending policies and the requirements of applicable lending regulations of the Office of Thrift Supervision (OTS).

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

We perform underwriting directly on all home equity and RV loans that we originate. In the underwriting process we consider the borrowers credit score, credit history, documented income, existing and new debt obligations, the value of the collateral and other factors internal and external factors.

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

At June 30, 2007, Bank of Internet’s loans-to-one-borrower limit was $11.1 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2007, no single loan was larger than $3.1 million and our largest single lending relationship had an outstanding balance of $3.1 million.

Asset Quality and Credit Risk. Since inception through June 30, 2007, we have had no mortgage foreclosures and low levels of nonperforming or delinquent loans. However, our history is limited and we expect in the future to have additional loans that default or become nonperforming. Nonperforming assets are defined as nonperforming loans and real estate acquired by foreclosure or deed-in-lieu thereof. Generally, nonperforming loans are defined as nonaccrual loans and loans 90 days or more overdue but still accruing interest to the extent applicable. Troubled debt restructurings are defined as loans that we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal or interest payments. Our policy with respect to nonperforming assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans past due 90 days or more, unless the individual borrower circumstances dictate otherwise.

Mortgage-backed Securities Portfolio. In addition to loans, we invest in mortgage-backed securities consisting of investment grade single-family mortgage pass-through securities issued by government-sponsored entities. We invest in mortgage-backed securities to supplement our loan portfolio originations and purchases and to manage excess liquidity. During the fiscal year ended June 30, 2007, we increased our purchases of mortgage-backed securities because we believed the mortgage-backed securities provided better risk adjusted yields than certain single-family whole loan originations or whole loan pools. We also buy and sell mortgage-backed securities to facilitate liquidity and to help manage our interest rate risk.

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

The following table sets forth, at June 30, 2007, the dollar amount of our investment portfolio by type, based on the contractual terms to maturity and the weighted average yield for each range of maturities:

	Total Amount		Due within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
	(Dollars in thousands)
Mortgage-backed Securities Available-for-Sale:
GNMA MBS[2]	$1,415	6.00%	$26	6.00%	$120	6.00%	$197	6.00%	$1,072	6.00%
FHLMC MBS[2]	250,314	6.04%	3,239	6.02%	15,095	6.02%	24,793	6.03%	207,187	6.04%
FNMA MBS[2]	45,778	4.67%	833	4.59%	3,728	4.60%	5,738	4.62%	35,479	4.69%

Total debt securities	$297,507	5.84%	$4,098	5.73%	$18,943	5.74%	$30,728	5.77%	$243,738	5.86%

Total fair value of debt securities	$296,068	5.84%	$4,074	5.73%	$18,854	5.74%	$30,583	5.77%	$242,557	5.86%

Investment Securities Held to Maturity:
U.S. Government agency debt	$38,773	5.89%	$2,885	5.89%	$13,440	5.89%	$17,236	5.89%	$5,212	5.89%
Collateralized debt obligation	6,105	7.01%	78	7.01%	374	7.01%	641	7.01%	5,012	7.01%
GNMA MBS[2]	318	5.00%	6	5.00%	26	5.00%	41	5.00%	245	5.00%
FHLMC MBS[2]	6,806	5.56%	103	5.43%	476	5.45%	760	5.47%	5,467	5.59%
FNMA MBS[2]	9,900	5.10%	172	4.92%	769	4.93%	1,204	4.96%	7,755	5.14%

Total debt securities	$61,902	5.83%	$3,244	5.85%	$15,085	5.85%	$19,882	5.85%	$23,691	5.80%

Total fair value of debt securities	$61,334	5.83%	$3,215	5.85%	$14,952	5.85%	$19,675	5.85%	$23,492	5.80%

[1]	Weighted average yield is based on amortized cost of the securities.

[2]	Mortgage-backed securities are allocated based on contractual principal maturities, assuming no prepayments.

The following table sets forth changes in our investment portfolio for each fiscal year since 2003:

	2007	2006	2005	2004	2003
	(Dollars in thousands)
Securities at beginning of period[1]	$139,636	$70,477	$3,665	$441	$726
Purchases	364,349	100,408	97,695	3,409	—
Sales	(74,346)	—	(18,667)	—	—
Repayments, prepayments and amortization of premium	(71,706)	(29,764)	(12,226)	(185)	(285)
(Decrease) increase in unrealized gains/losses on available-for-sale securities[2]	37	(1,485)	10	—	—

Securities at end of period[1]	$357,970	$139,636	$70,477	$3,665	$441

[1]	Includes both available for sale and held to maturity portfolios.

[2]	Through June 30, 2004, we did not have any securities designated as available-for-sale.

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

The following table sets forth the changes in our allowance for loan losses, by loan type, from July 1, 2003 through June 30, 2007.

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	RV /Auto	Consumer	Total	Total Allowance as a Percentage of Total Loans
	(Dollars in thousands)
Balance at June 30, 2003	$76	$1	$678	$35	$—	$—	$790	0.32%

Provision (benefit) for loan losses	(34)	(1)	284	6	—	—	255

Balance at June 30, 2004	42	—	962	41	—	—	1,045	0.29%

Provision for loan losses	101	—	253	16	—	—	370

Balance at June 30, 2005	143	—	1,215	57	—	—	1,415	0.29%

Provision (benefit) for loan losses	81	1	(19)	(3)	—	—	60

Balance at June 30, 2006	224	1	1,196	54	—	—	1,475	0.28%

Provision (benefit) for loan losses	32	65	(346)	(5)	223	6	(25)

Balance at June 30, 2007	$256	$66	$850	$49	$223	$6	$1,450	0.29%

The following table sets forth how our allowance for loan losses is allocated by type of loan at each of the dates indicated:

	At June 30,
	2007		2006		2005		2004		2003
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
Single family	$256	17.66%	$224	15.19%	$143	10.11%	$42	4.02%	$76	9.62%
Home equity	66	4.55%	$1	0.07%	—	0.00%	—	0.00%	1	0.13%
Multifamily	850	58.62%	1,196	81.08%	1,215	85.86%	962	92.06%	678	85.82%
Commercial real estate and land	49	3.38%	54	3.66%	57	4.03%	41	3.92%	35	4.43%
Consumer - RV	223	15.38%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Other	6	0.41%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total	$1,450	100%	$1,475	100%	$1,415	100%	$1,045	100%	$790	100%

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

•

ATM Cards or VISA®) Check Cards. Each customer may choose to receive a free ATM card or VISA® check card upon opening an account. Customers can access their accounts at ATMs and any other location worldwide that accept VISA® check cards. We do not charge a fee for ATM/VISA® usage, and we reimburse our customers up to $10 per month for fees imposed by third-party operators of ATM/VISA® locations.

•	Overdraft Protection. Overdraft protection, in the form of an overdraft line of credit, is available to all checking account customers who request the protection and qualify.

•	Electronic Statements. Statements are produced and imaged automatically each month and may be printed or stored electronically by the customer.

Deposit Marketing. We currently market to deposit customers through targeted, online marketing in all 50 states by purchasing “key word” advertising on Internet search engines, such as Google, and placement on product comparison sites, such as Bankrate.com. We target deposit customers based on demographics, such as age, income, geographic location and other criteria. We also pay for customer leads and applications from our marketing affiliates and partners with affinity agreements

As part of our deposit marketing strategies, we actively manage deposit interest rates offered on our websites and displayed in our advertisements. Senior management is directly involved in executing overall growth and interest rate guidance established by our asset/liability committee, or ALCO. Within these parameters, management and staff survey our competitors’ interest rates and evaluate consumer demand for various products and our existing deposit mix. They then establish our marketing campaigns accordingly and monitor and adjust our marketing campaigns on an ongoing basis. Within minutes our management and staff can react to changes in deposit inflows and external events by altering interest rates reflected on our websites and in our advertising. Our external advertising cost per new account was approximately $7.51, $20.34 and $8.19 for the fiscal years 2007, 2006 and 2005, respectively.

The number of deposit accounts at June 30, 2007 and at each of June 30, 2006, 2005, 2004 and 2003 is set forth below.

	At June 30,
	2007	2006	2005	2004	2003
Checking and savings accounts	8,315	8,195	8,829	9,588	5,626
Time deposits	17,502	14,303	10,998	4,065	3,943

Total number of deposit accounts	25,817	22,498	19,827	13,653	9,569

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at June 30, 2007 and at each of June 30, 2006, 2005, 2004 and 2003:

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate [1]	Amount	Rate [1]	Amount	Rate [1]
	(Dollars in thousands)
Noninterest-bearing	$993	—	$1,203	—	$8,225	—	$2,279	—	$3,299	—
Interest-bearing:
Demand	48,575	3.52%	35,978	2.79%	33,187	1.93%	26,725	1.35%	29,902	1.38%
Savings	22,840	3.75%	28,980	3.58%	50,408	2.13%	94,120	1.96%	18,823	1.91%
Time deposits:
Under $100,000	298,767	5.06%	228,204	4.52%	178,566	3.60%	88,082	3.44%	95,489	3.93%
$100,000 or more	176,774	5.09%	129,839	4.54%	90,665	3.54%	58,635	3.20%	46,479	3.96%

Total time deposits	475,541	5.07%	358,043	4.52%	269,231	3.58%	146,717	3.35%	141,968	3.94%

Total interest-bearing	546,956	4.88%	423,001	4.31%	352,826	3.22%	267,562	2.66%	190,693	3.34%

Total deposits	$547,949	4.87%	$424,204	4.30%	$361,051	3.14%	$269,841	2.64%	$193,992	3.28%

[1]	Based on weighted average stated interest rates at the end of the period.

The following tables set forth the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated:

	2007			2006			2005			2004			2003
	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
	(Dollars in thousands)
Demand	$34,409	$1,066	3.10%	$35,693	$962	2.70%	$28,330	$483	1.70%	$29,600	$416	1.41%	$33,213	$735	2.21%
Savings	25,696	960	3.74%	36,595	1,078	2.95%	76,842	1,599	2.08%	64,197	1,252	1.95%	8,160	119	1.46%
Time deposits	399,855	19,541	4.89%	321,817	12,890	4.01%	205,530	6,856	3.34%	132,166	4,866	3.68%	142,903	5,854	4.10%

Total interest bearing deposits	$459,960	$21,567	4.69%	$394,105	$14,930	3.79%	$310,702	$8,938	2.88%	$225,963	$6,534	2.89%	$184,276	$6,708	3.64%

Total deposits	$461,024	$21,567	4.68%	$398,126	$14,930	3.75%	$315,448	$8,938	2.83%	$227,966	$6,534	2.87%	$186,032	$6,708	3.61%

The following table shows the maturity dates of our certificates of deposit at June 30, 2007, 2006 and 2005:

	2007	2006	2005
	(Dollars in thousands)
Within 12 months	$258,404	$245,726	$159,670
13 to 24 months	100,086	70,283	46,492
25 to 36 months	44,988	28,317	39,784
37 to 48 months	15,574	8,685	15,772
49 months and thereafter	56,489	5,032	7,513

Total	$475,541	$358,043	$269,231

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at June 30, 2007, 2006, 2005 and 2004:

	Term to Maturity
	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
	(Dollars in thousands)
Time deposits with balances of $100,000 or more at June 30,
2007	$26,795	$20,997	$42,139	$86,843	$176,774
2006	$29,696	$18,624	$42,006	$39,513	$129,839
2005	$15,636	$15,461	$25,355	$34,213	$90,665

Borrowings

In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank (FHLB). Our bank can borrow up to 35.0% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. Based on loans and securities pledged at June 30, 2007, we had a total borrowing capacity of approximately $296.2 million, of which $227.3 million was outstanding and $68.9 million was available. At June 30, 2007, we also had a $10.0 million unsecured fed funds purchase line with a major bank under which no borrowings were outstanding.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 7.76% at June 30, 2007, with interest to be paid quarterly starting in February 2005.

The Company has sold securities under various agreements to repurchase for total proceeds of $90.0 million. The repurchase agreements have fixed interest rates between 4.20% and 4.65% and scheduled maturities (after 5 years) between January 2012 and May 2017. Under these agreements, the Company may be required to repay the $90,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 7.0 years and the weighted average remaining period before such repurchase agreements could be called is 1.3 years.

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the fiscal years ended June 30, 2007, 2006, 2005, 2004, and 2003:

	At of For The Fiscal Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Advances from the FHLB[1]:
Average balance outstanding	$239,742	$193,632	$122,166	$69,932	$35,343
Maximum amount outstanding at any month-end during the period	254,216	236,177	172,562	101,446	55,900
Balance outstanding at end of period	227,292	236,177	172,562	101,446	55,900
Average interest rate at end of period	4.39%	4.19%	3.49%	3.19%	4.40%
Average interest rate during period	4.34%	3.86%	3.45%	3.79%	4.86%
Securities sold under agreements to repurchase:
Average balance outstanding	$30,648	—	—	—	—
Maximum amount outstanding at any month-end during the period	90,000	—	—	—	—
Balance outstanding at end of period	90,000	—	—	—	—
Average interest rate at end of period	4.39%	—	—	—	—
Average interest rate during period	4.41%	—	—	—	—
Notes payable:
Average balance outstanding	—	—	$2,541	$1,119	—
Maximum amount outstanding at any month-end during the period	—	—	5,000	3,060	—
Balance outstanding at end of period	—	—	—	1,300	—
Average interest rate at end of period	—	—	—	5.25%	—
Average interest rate during period[2]	—	—	6.19%	5.36%	—
Junior subordinated debentures:
Average balance outstanding	$5,155	$5,155	$2,782	—	—
Maximum amount outstanding at any month-end during the period	5,155	5,155	5,155	—	—
Balance outstanding at end of period	5,155	5,155	5,155	—	—
Average interest rate at end of period	7.76%	7.59%	5.68%	—	—
Average interest rate during period	8.01%	7.02%	5.47%	—	—

[1]	Advances from the FHLB have been reduced by debt issue costs of $108, $ 223 and $338 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

[2]	Rate excludes impact of write-off of $46,000 in deferred loan costs as a result of prepaying the note payable in March 2005.

Technology

We have purchased, customized and developed software systems to provide products and services to our customers. Most of our key customer interfaces were designed by us specifically to address the needs of an Internet-only bank and its customers. Our website and CRM software drive our customer self-service model, reducing the need for human interaction while increasing our overall operating efficiencies. Our CRM software enables us to collect customer data over our websites, which is automatically uploaded into our customer databases. The databases drive our workflow processes by automatically linking to third-party processors and storing all customer contract and correspondence data, including emails, hard copy images and telephone notes. We intend to continue to improve our systems and implement new systems, with the goal of providing for increased transaction capacity without materially increasing personnel costs.

The following summarizes our current technology resources:

Core Banking Systems. We outsource substantially all of our core banking systems. The outsourcer is responsible for all of our basic core processing applications, including general ledger, loans, deposits, bill pay, ATM networks, electronic fund transfers, item processing and imaging. These outsourced services for our core banking systems are located in California, Kansas and North Carolina, with a backup location in New York. We use a variety of vendors to provide automated information for our customers, including credit, identity authentication, tax status and property appraisal.

Internet and CRM Systems. We developed software for our website interface with loan and deposit customers, including collection and initial processing of new customer information. We also developed software to manage workflow and fraud control and provide automated interfaces to our outsourced service providers. We host our primary web servers in San Diego, California, and fully control and manage these servers with a staff of technology personnel. Web servers used by our customers to access real time account data are located in Kansas, with a backup location in Texas.

Systems Architecture. Our internally developed software is based on a Microsoft development language and Intel-based hardware. Our outsourced core processing system uses IBM hardware and software. We use a variety of specialized companies to provide hardware and software for firewalls, network routers, intrusion detection, load balancing, data storage and data backup. To aid in disaster recovery, customer access to our websites is supported by a fully redundant network and our servers are “mirrored” so that most hardware failures or software bugs should cause no more than a few minutes of service outage. “Mirroring” means that our server is backed up continuously so that all data is stored in two physical locations.

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

Employees

At June 30, 2007, we had 40 full time employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2007, Bank of Internet USA met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OTS for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Bank of Internet USA is not subject to any such individual minimum regulatory capital requirement and our regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Loans-to-One-Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower by order of the Director of the OTS, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus for the purpose of developing residential housing, if the following specified conditions are met:

•	the purchase price of each single family dwelling in the development does not exceed $500,000;

•	the savings association is in compliance with its fully phased-in capital requirements;

•	the loans comply with applicable loan-to-value requirements; and

•	the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or QTL, test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the Code. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of Bank of Internet USA’s business. The required percentage of qualified thrift investments under the HOLA is 65% of portfolio. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2007, Bank of Internet USA was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and nonpersonal time deposits. At June 30, 2007, Bank of Internet USA was in compliance with these requirements.

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

We may from time to time become a party to legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, lawsuit or claim.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NASDAQ National Market on March 15, 2005 under the symbol “BOFI.” There were 8,267,590 shares of common stock outstanding held by approximately 130 registered owners as of August 31, 2007. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter since our initial public offering. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is Computershare (formerly U.S. Stock Transfer) of Glendale, California.

	BofI Holding, Inc. Common Stock
	High	Low
Quarter ended:
March 31, 2005	$12.00	$10.46
June 30, 2005	$11.45	$8.25
September 30, 2005	$9.95	$8.00
December 31, 2005	$9.76	$7.54
March 31, 2006	$8.09	$6.27
June 30, 2006	$8.23	$7.24
September 30, 2006	$7.88	$6.20
December 31, 2006	$7.05	$6.09
March 31, 2007	$8.00	$6.80
June 30, 2007	$7.67	$6.95

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future.

The holders of record of our Series A preferred stock, which was issued in 2003 and 2004, are entitled to receive dividends at the rate of six percent (6%) of the stated value per share of $10,000 per share per year. Dividends on the Series A preferred stock accrue and are payable quarterly. Dividends on the Series A preferred stock must be paid prior and in preference to any declaration or payment of any distribution on any outstanding shares of junior stock, including our common stock.

Other than dividends to be paid on our Series A preferred stock, we currently intend to retain any earnings to finance the growth and development of our business. Our ability to pay dividends, should our board of directors elect to do so, depends largely upon the ability of our bank to declare and pay dividends to us as our principal source of revenue is dividends paid to us by our bank. Future dividends will depend primarily upon our earnings, financial condition and need for funds, as well as government policies and regulations applicable to us and our bank that limit the amount that may be paid as dividends without prior approval.

Issuer Purchases of Equity Securities

Stock Repurchases

On June 30, 2005, our board of directors approved a common stock buyback program to purchase up to 5% of BOFI outstanding common shares when and if the opportunity arises. The buyback program became effective on August 23, 2005 with no termination date. The program authorizes BOFI to buy back common stock at its discretion, subject to market conditions.

The following table sets forth the repurchases of our common stock for the quarter by month beginning April 1, 2007 through June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Balance at March 31, 2007			309,000	105,991

Quarter ended June 30, 2007:
April 1, 2007 to April 30, 2007	—	—	—	105,991
May 1, 2007 to May 31, 2007	10,500	7.23	10,500	95,491
June 1, 2007 to June 30, 2007	—	—	—	95,491
Quarter end June 30, 2007	10,500	7.23	319,500	95,491

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2007. There were no securities issued under equity compensation plans not approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a))
Equity compensation plans approved by security holders	936,994	$7.05	180,409
Equity compensation plans not approved by security holders	—	—	N/A

Total	936,994	$7.05	180,409

Item 6.	Selected Financial Data

The following selected consolidated financial information should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$947,163	$737,835	$609,508	$405,039	$273,464
Loans held for investment, net of allowance for loan losses	507,906	533,641	486,872	355,261	245,933
Loans held for sale, at cost	—	—	189	435	3,602
Allowance for loan losses	1,450	1,475	1,415	1,045	790
Mortgage-backed securities	296,068	127,261	62,766	—	—
Investment securities	61,902	12,375	7,711	3,665	441
Total deposits	547,949	424,204	361,051	269,841	193,992
Securities sold under agreements to repurchase	90,000	—	—	—	—
Advances from the FHLB	227,292	236,177	172,562	101,446	55,900
Note payable	—	—	—	1,300	—
Junior subordinated debentures	5,155	5,155	5,155	—	—
Total stockholders’ equity	72,750	70,246	68,650	31,759	22,885
Selected Income Statement Data:
Interest and dividend income	$44,586	$32,713	$22,481	$15,772	$13,514
Interest expense	33,738	22,758	13,512	9,242	8,426

Net interest income	10,848	9,955	8,969	6,530	5,088
Provision (benefit) for loan losses	(25)	60	370	255	285

Net interest income after provision for loan losses	10,873	9,895	8,599	6,275	4,803
Noninterest income	1,180	1,342	907	1,190	1,349
Noninterest expense	6,450	5,789	4,745	3,819	3,158

Income before income tax expense (benefit)	5,603	5,448	4,761	3,646	2,994
Income tax expense (benefit)	2,284	2,182	1,892	1,471	1,264

Net income	$3,319	$3,266	$2,869	$2,175	$1,730

Net income attributable to common stock	$3,007	$2,906	$2,464	$2,035	$1,730

Per Share Data:
Net income:
Basic	$0.36	$0.35	$0.43	$0.45	$0.39
Diluted	$0.36	$0.34	$0.40	$0.39	$0.34
Book value per common share	$8.19	$7.77	$7.47	$5.57	$5.11
Tangible book value per common share	$8.19	$7.77	$7.47	$5.57	$5.11
Weighted average number of common shares outstanding:
Basic	8,283,098	8,340,973	5,696,984	4,502,284	4,468,296
Diluted	8,405,215	8,516,278	6,190,312	5,160,482	5,134,940
Common shares outstanding at end of period	8,267,590	8,380,725	8,299,823	4,506,524	4,474,351
Performance Ratios and Other Data:
Loan originations for investment	$67,449	$7,720	$45,362	$64,478	$58,609
Loan originations for sale	7,579	20,762	19,312	76,550	124,739
Loan purchases	44,976	165,906	163,384	129,193	81,778
Return on average assets	0.41%	0.49%	0.59%	0.67%	0.71%
Return on average common stockholders’ equity	4.50%	4.56%	6.73%	8.42%	7.87%
Interest rate spread [1]	0.98%	1.12%	1.61%	1.81%	1.76%
Net interest margin [2]	1.36%	1.51%	1.87%	2.04%	2.11%
Efficiency ratio [3]	53.6%	51.24%	48.05%	49.47%	49.06%
Capital Ratios:
Equity to assets at end of period	7.68%	9.52%	11.26%	7.84%	8.37%
Tier 1 leverage (core) capital to adjusted tangible assets [4]	7.90%	8.91%	9.02%	7.84%	8.09%

	At or for the Fiscal Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Tier 1 risk-based capital ratio [4]	14.76%	15.25%	14.08%	11.11%	11.40%
Total risk-based capital ratio [4]	15.05%	15.59%	14.45%	11.48%	11.81%
Tangible capital to tangible assets [4]	7.90%	8.91%	9.02%	7.84%	8.09%
Asset Quality Ratios:
Net charge-offs to average loans outstanding [5]	—	—	—	—	—
Nonperforming loans to total loans [5]	0.05%	—	—	—	—
Allowance for loan losses to total loans held for investment at end of period	0.28%	0.28%	0.29%	0.29%	0.32%
Allowance for loan losses to nonperforming loans[5]	541.04%	—	—	—	—

[1]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents net interest income as a percentage of average interest-earning assets.

[3]	Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income.

[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

[5]

For every quarter ended prior to June 30, 2007, we had no nonperforming assets or troubled debt restructurings, no foreclosures and no specific loan loss allowances. At June 30, 2007, we had 0.05% of our loans classified as a loss risk and one loan with a specific reserve of $7,000.

“NM” means not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements due to various important factors, including those set forth under “Factors the May Affect Our Performance” and elsewhere in this 10-K. The following discussion and analysis should be read together with the “Selected Financial Data” and our consolidated financial statements, including the related notes, included elsewhere in this10-K.

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

Net income for the fiscal year ended June 30, 2007 was $3.3 million, or $0.36 per diluted share, as compared to $3.3 million, or $0.34 per diluted share, in fiscal 2006 and $2.9 million or $0.40 per diluted share, in 2005. Growth in our interest earning assets, particularly our mortgage-backed securities, has been the primary driver of the increase in net income. Higher interest earning assets caused net interest income (interest income from loans and investments minus interest expense from deposits and borrowings) to grow to $10.8 million for the fiscal year ended June 30, 2007 compared to $10.0 million for fiscal 2006 and $9.0 million for 2005.

Total assets at June 30, 2007 were $947.2 million as compared to $737.8 million at June 30, 2006 and $609.5 million at June 30, 2005. Assets grew $209.4 million or 28.4% during the last fiscal year primarily due to the purchase of mortgage-backed securities and the origination and purchase of mortgage loans. These investments were funded with growth in deposits, advances from the FHLB, and borrowings from securities sold under agreements to repurchase. Total assets grew $128.3 million or 21.1% in fiscal 2006 as a result of the purchase of mortgage-backed securities and total assets grew $204.5 million or 50.5% in fiscal 2005 from the previous year, primarily due to loan originations and purchases.

Our future performance will depend on many factors, including changes in interest rates, competition for deposits and quality loans, regulatory burden and our ability to improve operating efficiencies. (See “Factors that May Affect our Performance”). Our earnings rely on our net interest income and during the last two years our net interest margin has been negatively influenced by a general decline in the historical spread between short term and long-term rates earned on U.S. Treasury securities, “flattening and inversion of the yield curve.” Our net interest margin declined from 1.87% for the fiscal year ended June 30, 2005 to 1.36% for the fiscal year ended June 30, 2007.

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

	For the Fiscal Years Ended June 30,
	2007			2006			2005
	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/ Rates Paid	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/ Rates Paid	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/ Rates Paid
	(Dollars in thousands)
Assets:
Loans [2] [3]	$512,599	$29,370	5.73%	$533,522	$27,629	5.18%	$393,144	$19,625	4.99%
Federal funds sold	11,755	614	5.22%	7,129	310	4.35%	14,606	317	2.17%
Interest-earning deposits in other financial institutions	14,333	791	5.52%	14,947	666	4.46%	9,930	300	3.01%
Mortgage-backed and investment securities [4]	249,128	13,164	5.28%	94,297	3,642	3.86%	55,116	1,973	3.58%
Stock of the FHLB, at cost	12,084	647	5.35%	9,675	466	4.82%	6,253	266	4.25%

Total interest-earning assets	799,899	44,586	5.57%	659,570	32,713	4.96%	479,049	22,481	4.69%
Noninterest-earning assets	11,738			9,493			8,767

Total assets	$811,637			$669,063			$487,816

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$60,007	$2,025	3.37%	$72,288	$2,040	2.82%	$105,172	$2,082	1.98%
Time deposits	399,855	19,542	4.89%	321,817	12,890	4.01%	205,530	6,856	3.34%
Securities sold under agreements to repurchase	30,648	1,352	4.41%	—	—	—	—	—	—
Advances from the FHLB	239,742	10,406	4.34%	193,632	7,466	3.86%	122,166	4,219	3.45%
Other borrowings	5,155	413	8.01%	5,155	362	7.02%	5,349	355	6.64%

Total interest-bearing liabilities	735,407	33,738	4.59%	592,892	22,758	3.84%	438,217	13,512	3.08%

Noninterest-bearing demand deposits	1,052			4,021			4,746
Other noninterest-bearing liabilities	3,219			2,500			1,608
Stockholders’ equity	71,959			69,650			43,245

Total liabilities and stockholders’ equity	$811,637			$669,063			$487,816

Net interest income		$10,848			$9,955			$8,969

Interest rate spread [5]			0.98%			1.12%			1.61%
Net interest margin [6]			1.36%			1.51%			1.87%

[1]	Average balances are obtained from daily data.

[2]	Loans include loans held for sale, loan premiums and unearned fees.

[3]	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.

[4]	All investments are taxable.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Results of Operations

Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has grown primarily as a result of the growth in our assets. We also earn non-interest income primarily from prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of investment securities. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 20 full time employees at June 30, 2001 to 40 full time equivalent employees at June 30, 2007. We are subject to federal and state income taxes, and our effective tax rates were 40.8%, 40.0%, and 39.7% for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. Other factors that affect our results of operations include expenses relating to occupancy, data processing and other miscellaneous expenses.

Comparison of the Year Ended June 30, 2007 and 2006

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts (volume) of our interest-earning assets and interest-bearing liabilities. Net interest income totaled $10.8 million for the fiscal year ended June 30, 2007 compared to $10.0 million for the fiscal year ended June 30, 2006. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006.

	Fiscal Year Ended June 30, 2007 vs. 2006 Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)
	(Dollars in thousands)
Increase/(decrease) in interest income:
Loans	$(1,084)	$2,940	$(115)	$1,741
Federal funds sold	201	62	41	304
Interest-earning deposits in other financial institutions	(27)	158	(6)	125
Mortgage-backed and investment securities	5,980	1,341	2,201	9,522
Stock of the FHLB, at cost	116	52	13	181

	$5,186	$4,553	$2,134	$11,873

Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$(347)	$399	$(67)	$(15)
Time deposits	3,126	2,839	687	6,652
Securities sold under agreements to repurchase	—	—	1,352	1,352
Advances from the FHLB	1,778	939	223	2,940
Other borrowings	—	51	—	51

	$4,557	$4,228	$2,195	$10,980

Interest Income. Interest income for the year ended June 30, 2007 totaled $44.6 million, an increase of $11.9 million, or 36.4%, compared to $32.7 million in interest income for the year ended June 30, 2006 primarily due to interest-earning asset growth. Average interest-earning assets for the year ended June 30, 2007 increased by $140.3 million compared to the year ended June 30, 2006 due to the purchase of mortgage-backed and investment securities which increased $154.8 million during the year ended June 30, 2007 compared to 2006. Partially offsetting the increase was a $20.9 million decrease in the average balance of the loan portfolio, primarily the result of our multifamily and single family loan payoff in excess of originations and purchases. We typically acquire adjustable rate mortgage-backed securities when we determine that the yield on whole loans is not high enough to justify the increased credit risk at the time of investment. The mortgage-backed securities we purchase provide a guarantee from a government sponsored entity like FNMA, while single-family whole loan originations and purchases do not have a credit guarantee and the mortgage-backed securities offer increased liquidity compared to whole loans. Average interest earning balances associated with our stock of the FHLB increased by $2.4 million in the year ended June 30, 2007 compared to the year ended June 30, 2006 because our required minimum investment increased, in line with our increased advances from the FHLB. For the year ended June 30, 2007, the growth in average balances contributed additional interest income of $5.2 million, and the average rate increase resulted in a net $6.7 million increase in interest income. The average yield earned on our interest-earning assets increased to 5.57% for the year ended June 30, 2007, up from 4.96% for the same period in 2006 due primarily to the higher yields on our loan portfolio and our mortgage-backed securities portfolio. Loan rate increases from adjustable rate loans contributed to the increase in the loan portfolio yield. In the second half of fiscal 2007, we originated higher yielding home equity and RV loans which also contributed to the increase in loan yield. Higher market rates on new loan pools and mortgage-backed securities purchases also caused the increase in the yield on earning assets.

Interest Expense. Interest expense totaled $33.7 million for the year ended June 30, 2007, an increase of $10.9 million, compared to $22.8 million in interest expense during the year ended June 30, 2006. Average interest-bearing balances for the year ended June 30, 2007 increased $142.5 million compared to the same period in 2006, due to higher deposit totals from increased customer accounts and additional borrowings from the FHLB. The average interest-bearing balances of advances from the FHLB increased $46.1 million as primarily new 5- and 10-year fixed-rate advances were added. Our addition of long-term fixed rate borrowings is a part of our strategy to manage our interest rate risk. For the year ended June 30, 2007, the growth in the average balance of interest bearing liabilities resulted in additional interest expense of $4.6 million, and increases in interest rates resulted in a net increase of $6.4 million in interest expense. The average rate paid on all of our interest-bearing liabilities increased to 4.59% for the year ended June 30, 2007 from 3.84% for the year ended June 30, 2006. The maturity of lower-rate term deposits and the addition of new term deposits at higher rates caused the average term deposit rates to increase to 4.89% in fiscal 2007 from 4.01% in fiscal

2006. Similarly, new higher rate FHLB advances added during fiscal 2007 caused the average FHLB advance rate to increase to 4.34% in fiscal 2007 from 3.86% in fiscal 2006. These rate changes in fiscal 2007 were accompanied by an increase in the weighted average rate paid on interest-bearing demand and savings accounts, which increased to 3.37% from 2.82%, and the average rate paid on other borrowings that increased to 8.01% in fiscal 2007 from 7.02% in fiscal 2006. The increase in the rate paid on checking and savings was due to competitive increases in our rates for money market savings accounts and interest-bearing checking accounts. Our average rate on term deposits increased 88 basis points between fiscal 2007 and 2006. Long-term U.S. Treasury rates, which generally influence our mortgage market rates, did not move proportional higher and the yield curve inverted during fiscal 2007. As a result, the rate on our loan portfolio increased only 55 basis points. Deposit market rates increased faster than loan rates in fiscal 2007 causing our net interest margin to decline to 1.36% from 1.51% in fiscal 2006. Until the inversion of the yield curve reverses, it will be more difficult for the bank to increase its net interest margin to levels achieved in prior years.

Provision for Loan Losses. Provision for loan losses was a benefit of $25,000 for the year ended June 30, 2007 and an expense of $60,000 for fiscal 2006. The provisions were made to maintain our allowance for loan losses at levels which management believed to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans and collateral values. In March 2007, we commenced RV lending which has more credit risk than prime mortgage lending and as our portfolio grows, it is unlikely that we will be able to avoid credit losses, as we have in our mortgage loan portfolio, We provide general loan loss reserves for our RV loans based upon the borrower credit score at the time of origination and based upon the type of RV. We believe that our history is limited and it is unlikely that every loan in our portfolio will continue to perform without exception so we provide general allowances based upon the overall volume of loans, the loan types and the estimated collateral values. Between June 30, 2007 and June 30, 2006, our net loans decreased $25.7 million. Loan growth was $46.8 million during fiscal 2006, thereby resulting in a higher loan loss provision.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown.

	For Fiscal Year Ended June 30,
	2007	2006
	(Dollars in thousands)
Prepayment penalty fee income	$399	$721
Mortgage banking income	93	289
Gain on sale of securities	403	—
Banking service fees and other income	285	332

Total noninterest income	$1,180	$1,342

Noninterest income totaled $1.2 million for the year ended June 30, 2007 compared to $1.3 million for the same period in 2006. The decrease of $0.1 million in fiscal 2007 was primarily due to the lower prepayment penalty income of $322,000, lower mortgage banking income of $196,000, partially offset by an increase in gain on sale of securities. Lower prepayment penalty income was generally the result of fewer new multifamily loans and the seasoning and expiration of penalties on seasoned loans. Mortgage banking income decreased due to a reduction in the number of single family and multifamily loan originated for sale. The increase in gains on sales of securities resulted from mortgage backed securities that were sold primarily to provide proceeds to invest in higher yielding investment securities and whole loans.

Noninterest Expense. The following table sets forth information regarding our noninterest expense for the periods shown.

	For Fiscal Year Ended June 30,
	2007	2006
	(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	$2,993	$2,795
Professional services	537	443
Occupancy and equipment	363	347
Data processing and internet	586	491
Advertising and promotional	584	338
Depreciation and amortization	88	89
Other general and administrative	1,299	1,286

Total noninterest expenses	$6,450	$5,789

Noninterest expense totaled $6.5 million for the year ended June 30, 2007, an increase of $0.7 million compared to fiscal 2006. Salaries expense increased $116,000 due primarily to the addition of staff to accommodate the addition of RV and home equity loan products. Stock-based compensation increased for the year ended June 30, 2007 by $82,000 due to additional stock option and restricted stock grants in July 2006. Professional services increased $94,000 in fiscal 2007 compared to 2006 generally due to an increase in professional filing services and consulting fees. Data processing and Internet expenses increased $95,000 in fiscal 2007 compared to fiscal 2006 due to increased development costs for new websites and increases in service bureau charges associated with new deposit and loan customers. Advertising and promotion expense increased $246,000, primarily due to increased activity for our new home equity loan products.

Income Tax Expense. Income tax expense was $2.3 million for the year ended June 30, 2007 compared to $2.2 million for fiscal 2006. Our effective tax rates were 40.8% and 40.0% for the year ended June 30, 2007 and 2006, respectively. The change in the effective tax rate is primarily due to adjustments for the tax treatment for incentive stock options.

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

	Fiscal Year Ended June 30, 2006 vs. Fiscal Year Ended June 30, 2005
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(Dollars in thousands)
Increase (decrease) in interest income:
Loans	$7,008	$733	$263	$8,004
Federal funds sold	(162)	318	(163)	(7)
Interest-earning deposits in other financial institutions	151	144	71	366
Mortgage-backed and investment securities	1,403	156	110	1,669
Stock of the FHLB, at cost	146	35	19	200

	$8,546	$1,386	$300	$10,232

Increase (decrease) in interest expense:
Interest-bearing demand and savings	$(651)	$886	$(277)	$(42)
Time deposits	3,879	1,376	779	6,034
Advances from the FHLB	2,468	491	288	3,247
Other borrowings	(13)	21	(1)	7

	$5,683	$2,774	$789	$9,246

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

Interest Income. Interest income for the year ended June 30, 2006 totaled $32.7 million, an increase of $10.2 million, or 45.3%, compared to $22.5 million in interest income for the year ended June 30, 2005 primarily due to interest-earning asset growth. Average interest-earning assets for the year ended June 30, 2006 increased by $180.5 million compared to the year ended June 30, 2005 due to a $140.4 million increase in the average balance of the loan portfolio, primarily the result of our multifamily and single family loan purchases. Also, our average balance of mortgage-backed and investment securities increased $39.2 million during the year ended June 30, 2006 compared to 2005. We acquire adjustable rate mortgage-backed securities when we determined that the yield on whole loans is not high enough to justify the increased credit risk at the time of investment. The mortgage-backed securities we purchase provide a guarantee from a government sponsored entity like FNMA, while single-family whole loan originations and purchases do not have a credit guarantee and the mortgage-backed securities offer increased liquidity compared to whole loans. Average interest earning balances associated with our stock of the FHLB increased by $3.4 million in the year ended June 30, 2006 compared to the year ended June 30, 2005 because our required minimum investment increased, in line with our increased advances from the FHLB. For the year ended June 30, 2006, the growth in average balances contributed additional interest income of $8.5 million, and the average rate increase resulted in a net $1.7 million increase in interest income. The average yield earned on our interest-earning assets increased to 4.96% for the year ended June 30, 2006, up from 4.69% for the same period in 2005 due primarily to the higher yields on our loan portfolio and our mortgage-backed securities portfolio. Higher market rates on new loans and mortgage-backed securities and rate increases on loans and mortgage-backed securities with contractual rate adjustments caused the portfolio yields to increase.

Interest Expense. Interest expense totaled $22.8 million for the year ended June 30, 2006; an increase of $9.3 million, compared to $13.5 million in interest expense during the year ended June 30, 2005. Average interest-bearing balances for the year ended June 30, 2006 increased $154.7 million compared to the same period in 2005, due to higher deposit totals from increased customer accounts and additional borrowings from the FHLB. The average interest-bearing balances of advances from the FHLB increased $71.5 million as primarily new 2-, 3-, and 4-year fixed-rate advances were added. For the year ended June 30, 2006, the growth in the average balance of interest bearing liabilities resulted in additional interest expense of $5.7 million, and increases in interest rates resulted in a net increase of $3.5 million in interest expense. The average rate paid on all of our interest-bearing liabilities increased to 3.84% for the year ended June 30, 2006 from 3.08% for the year ended June 30, 2005. The maturity of lower-rate term deposits and the addition of new term deposits at higher rates caused the average term deposit rates to increase to 4.01% in fiscal 2006 from 3.34% in fiscal 2005. Similarly, new higher rate FHLB advances added during fiscal 2006 caused the average FHLB advance rate to increase to 3.86% in fiscal 2006 from 3.45% in fiscal 2005. These rate changes in fiscal 2006 were accompanied by an increase in the weighted average rate paid on interest-bearing demand and savings accounts, which increased to 2.82% from 1.98%, and the average rate paid on other borrowings that increased to 7.02% in fiscal 2006 from 6.64% in fiscal 2005. The increase in the rate paid on checking and savings was due to competitive increases in our rates for money market savings accounts and interest-bearing checking accounts. During the fiscal 2006, the Federal Reserve increased the benchmark Fed Funds rate 200 basis points from 3.25% to 5.25%. Short-term rates, like the Fed Funds rate, influence deposit rates, which caused our average rate on term deposits to increase 66 basis points between fiscal 2006 and 2005. Long-term U.S. Treasury rates, which generally influence our mortgage market rates, did not move proportionally higher and the yield curve flattened during fiscal 2006. As a result, the rate on our loan portfolio increased only 19 basis points. Deposit market rates increased faster than loan rates in fiscal 2006 causing our net interest margin to decline to 1.51% from 1.87%.

Provision for Loan Losses. Provision for loan losses was $60,000 for the year ended June 30, 2006 and $370,000 for fiscal 2005. The provisions were made to maintain our allowance for loan losses at levels which management believed to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans and collateral values. We did not have any nonperforming loans at June 30, 2006 or 2005. We believe that our history is limited and it is unlikely that every loan in our portfolio will continue to perform without exception so we provide general allowances based upon the overall volume of loans, the loan types and the estimated collateral values. Between June 30, 2006 and June 30, 2005, our net loans held for investment grew by $46.8 million. A provision of $60,000, or approximately 28 basis points on the net loan growth, was recorded as a general loan loss allowance during the year ended June 30, 2006. Loan growth was $131.6 million during fiscal 2005, significantly higher and resulting in a higher loan loss provision compared to fiscal 2006.

Non-interest income. The following table sets forth information regarding our non-interest income for the periods shown.

	For Fiscal Year Ended June 30,
	2006	2005
	(Dollars in thousands)
Prepayment penalty fee income	$721	$452
Mortgage banking income	289	94
Gain on sale of loans originated for sale	—	83
Banking service fees and other income	332	278

Total non-interest income	$1,342	$907

Non-interest income totaled $1.3 million for the year ended June 30, 2006 compared to $0.9 million for the same period in 2005. The increase of $0.4 million in fiscal 2006 was primarily due to the higher prepayment penalty income of $269,000 generally as a result of higher mortgage rates increasing loan prepayments. Mortgage banking income increased $195,000 due to a new multifamily correspondent loan program introduced in 2005. Banking fees and other income increased by $54,000 as a result of value increases in bank-owned life insurance policies on our executives and due to general increased fee income from a larger number of checking and savings accounts.

Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown.

	For Fiscal Year Ended June 30,
	2006	2005
	(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	$2,795	$2,450
Professional services	443	256
Occupancy and equipment	347	270
Data processing and internet	491	373
Advertising and promotional	338	255
Depreciation and amortization	89	107
Service contract termination	—	59
Other general and administrative	1,286	975

Total non-interest expenses	$5,789	$4,745

Non-interest expense totaled $5.8 million for the year ended June 30, 2006, an increase of $1.0 million compared to fiscal 2005. Included in compensation expense for fiscal 2006 was $0.4 million of share-based compensation expense generally required as a result of the adoption of FASB 123R effective July 1, 2005. Professional services increased $0.2 million in fiscal 2006 compared to 2005 generally due to additional public company expense resulting after our IPO in March of 2005 which required increased audit, legal, investor relations and professional filing services. In June 2005, we relocated our corporate office to a new larger location, resulting in increased rent of approximately $0.1 million for fiscal 2006. Data processing and Internet expenses increased $0.1 million in fiscal 2006 compared to fiscal 2005 due to increased development costs for new websites and increases in service bureau charges associated with new deposit and loan customers. Other increases in general and administrative expense in fiscal 2006 related to increased costs associated with insurance, ATM re-imbursement expenses, and standard regulatory fees and assessments.

Income Tax Expense. Income tax expense was $2.2 million for the year ended June 30, 2006 compared to $1.9 million for fiscal 2005. Our effective tax rates were 40.0% and 39.7% for the year ended June 30, 2006 and 2005, respectively. The change in the effective tax rate is primarily due to the level of non-taxable income earned on our bank-owned life insurance.

Comparison of Financial Condition at June 30, 2007 and June 30, 2006

Total assets increased by $209.3 million, or 28.4%, to $947.2 million at June 30, 2007 from $737.8 million at June 30, 2006. The increase in total assets resulted primarily from purchases of mortgage-backed securities, resulting in increases in mortgage-backed securities available for sale of $168.8 million. Total liabilities increased by $206.8 million, or 31.0%, to $874.4 million at June 30, 2007 from $667.6 million at June 30, 2006. The increase in total liabilities resulted from growth in deposits of $123.7 million and securities sold under repurchase agreements of $90.0 million.

Stockholders’ equity increased by $2.6 million, or 3.6%, to $72.8 million at June 30, 2007 from $70.2 million at June 30, 2006. The increase was the result of $3.3 million in net income and additional paid in capital of $0.7 million resulting from the exercise of stock options and stock option expense, less $1.1 million cost for the purchase of treasury shares as a result of our stock buy back program announced in 2005.

Our net deposit growth of $123.7 million during the fiscal year ended June 30, 2007 resulted from a $117.5 million net increase in time deposits and a $6.2 million net increase in checking and savings account balances. The increase in time deposits was the result of increased advertising and higher rates offered. The increase in checking and savings is the result of higher rates offered. The additional proceeds from our liability and equity growth were invested in originations and purchases of loans held for investment, primarily home equity and recreational vehicle loans, which totaled $63.2 million for the year ending June 30, 2007. Also, to supplement our loan activity, we purchased $364.3 million in mortgage-backed securities. We increased our purchases of mortgage-backed securities during the year ended June 30, 2007 because we believed the mortgage-backed securities provided better risk adjusted yields than certain single family whole loan originations or whole loan pools. We expect to continue to purchase mortgage-backed securities to supplement our loan portfolio in the next fiscal year.

Liquidity and Capital Resources

Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have three credit agreements. Bank of Internet USA can borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2007, we had a total borrowing capacity of approximately $296.2 million, of which $227.3 million was outstanding and $68.9 million was available. At June 30, 2007, we also had a $10.0 million unsecured fed funds purchase line with a major bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk.

We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 7.76% at June 30, 2007, with interest to be paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.

During the fiscal year ended June 30, 2007, interest income earned on loans and interest expense paid on deposits were influenced by a general decline in the historical spread between short term and long-term rates earned on U.S. Treasury securities. If short-term rates continue to rise faster than long-term rates, our ability and replace maturing short-term deposits may be negatively impacted. We believe the historical spread between short term and long-term U.S. Treasury rates will increase over time. We believe we can adjust the interest rates we pay on our deposits to reduce deposit outflows should they occur. We can also increase our level of borrowings to address our future liquidity needs.

Contractual Obligations. At June 30, 2007, we had $13.5 million in loan commitments outstanding. Time deposits due within one year of June 30, 2007 totaled $258.4 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term when they expect interest rates to rise. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing with one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt and operating leases as of June 30, 2007 by payment date.

		Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Long-term debt obligations [1]	$1,218,156	$489,423	$423,221	$201,538	$103,974
Operating lease obligations [2]	1,792	314	657	699	122

Total	$1,219,948	$489,737	$423,878	$202,237	$104,096

[1]	Long-term debt includes time deposits, advances from FHLB and borrowings under repurchase agreements. The payment amount represents principal and interest due to recipient.

[2]	Payments are for the lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The OTS requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2007, our bank met all the capital adequacy requirements to which it was subject.

At June 30, 2007, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would change the bank’s capital levels. To maintain its status as a “well capitalized” financial institution under applicable regulations and to support additional growth, we will need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet USA capital amounts, ratios and requirements at June 30, 2007 were as follows:

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital:
Amount and ratio to adjusted tangible assets	$74,854	7.90%	$37,922	4.00%	$47,402	5.00%
Tier 1 capital:
Amount and ratio to risk-weighted assets	$74,854	14.76%	N/A	N/A	$30,420	6.00%
Total capital:
Amount and ratio to risk-weighted assets	$76,304	15.05%	$40,561	8.00%	$50,701	10.00%
Tangible capital:
Amount and ratio to tangible assets	$74,854	7.90%	$14,221	1.50%	N/A	N/A

Quantitative and Qualitative Disclosures About Market Risk

Market risk is defined as the sensitivity of income and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which we are exposed is interest rate risk. Changes in interest rates can have a variety of effects on our business. In particular, changes in interest rates affect our net interest income, net interest margin, net income, the value of our securities portfolio, the volume of loans originated, and the amount of gain or loss on the sale of our loans.

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

Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate single family loans at June 30, 2007 had lifetime rate caps that were 500 basis points or more greater than the note rates at June 30, 2007. If market rates rise by more than the interest rate cap, we will not be able to increase these customers’ loan rates above the interest rate cap.

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

The following table sets forth the interest rate sensitivity of our assets and liabilities at June 30, 2007:

	Term to Repricing, Repayment, or Maturity at June 30, 2007
	One Year or Less	Over One Year through Five Years	Over Five Years and Insensitive	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$39,708	$—	$—	39,708
Interest-earning deposits in other financial institutions	99	11,983	—	12,082
Mortgage-backed and investment securities (1)	52,558	199,960	105,452	357,970
Stock of FHLB, at cost	12,659	—	—	12,659
Loans held for investment, net of allowance for loan loss (2)	203,561	192,160	112,185	507,906
Loans held for sale, at cost	—	—	—	—

Total interest-earning assets	308,585	404,103	217,637	930,325
Noninterest-earning assets	—	—	16,838	16,838

Total assets	$308,585	$404,103	$234,475	$947,163

Interest-bearing liabilities:
Interest-bearing deposits (3)	$329,638	$217,318	$—	$546,956
Securities sold under agreements to repurchase	—	—	90,000	90,000
Advances from the FHLB	45,400	176,892	5,000	227,292
Other borrowings	5,155	—	—	5,155

Total interest-bearing liabilities	380,193	394,210	95,000	869,403
Other noninterest-bearing liabilities	—	—	5,010	5,010
Stockholders’ equity	—	—	72,750	72,750

Total liabilities and equity	$380,193	$394,210	$172,760	$947,163

Net interest rate sensitivity gap	$(71,608)	$9,893	$122,637	$60,922
Cumulative gap	$(71,608)	$(61,715)	$60,922	$60,922
Net interest rate sensitivity gap — as a % of interest-earning assets	(23.21)%	2.45%	56.35%	6.55%
Cumulative gap — as a % of cumulative interest-earning assets	(23.21)%	(8.66)%	6.55%	6.55%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates.

(2)	The table reflects either contractual repricing dates or maturities.

(3)	The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.

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

Our net interest margin for the year ended June 30, 2007 declined to 1.36% compared to 1.51% for the year ended June 30, 2006. During the year ended June 30, 2007, interest income earned on loans and interest expense paid on deposits were influenced by a general decline in the historical spread between short term and long-term rates earned on U.S. Treasury securities. If short-term rates continue to rise faster than long-term rates, our net interest income may continue to be negatively impacted. We believe that the flattening of the yield curve will reverse; however, until this happens, it will be more difficult to increase our net interest margin.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our regulators, the OTS. At March 31, 2007 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 and 200 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at March 31, 2007:

	Sensitivity (in thousands)	Percentage Change from Base	Net Present Value as Percentage of Assets
Up 300 basis points	$(23,211)	(31.00)%	6.58%
Up 200 basis points	$(12,294)	(16.00)%	7.76%
Up 100 basis points	$(4,909)	(6.00)%	8.50%
Base	—	—	8.94%
Down 100 basis points	$862	1.00%	8.91%
Down 200 basis points	$2,756	4.00%	8.98%

The board of directors of our bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model for each 100 basis point movement. At June 30, 2007 the board’s established minimum was 6.5%, meaning that the net present value after a theoretical instantaneous increase or decrease in interest rates must be greater than 6.5%. Based upon the analysis above, the bank’s net present value after a theoretical 300 basis point increase was 6.58%, 8 basis points above the board of directors’ minimum requirement of 6.5%. The analysis above shows a decline in the net present value of 118 basis points, a sensitivity measure between the base case and the theoretical instantaneous 200 basis point increase. This sensitivity measure was a decline of 120 basis points between the base case and the theoretical instantaneous 200 basis point increase for the analysis presented at the year ended June 30, 2006. Our sensitivity measure has increased from time-to-time based upon market conditions and ALCO decisions as to the mix of our asset and liability terms.

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

We are based in San Diego, California, and approximately 44.1% of our total loan portfolio was secured by real estate located in California at June 30, 2007. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.

Many of our mortgage and consumer loans, particularly recreational vehicle loans and home equity loans are generally unseasoned, and defaults on such loans would harm our business.

At June 30, 2007, our multifamily residential loans were $325.8 million or 64.6% of our total loans and our commercial real estate loans were $11.3 million, or 2.2% of our total loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. At June 30, 2007, our recreational vehicle loans were $42.3 million, or 8.4% of our total loans and our home equity loans were $$18.8 million or 3.7% of our total loans. Our recreational vehicle lending and our home equity lending programs were started during fiscal 2007, thus we have limited experience with defaults on these loans.

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

Substantially all of the loans in our portfolio are secured by real estate. At June 30, 2007, approximately 44.08% of our total loan portfolio was secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will become less valuable. If such an event were to occur, we may experience charge-offs at a greater level than we would otherwise experience, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. Declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. These changes would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

We frequently purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not always prove correct.

From time to time, we purchase loans in bulk or “pools.” For the fiscal years ended June 30, 2007, 2006, and 2005, we purchased $43.0 million, $165.9 million, and $163.4 million, respectively, in single family and multifamily mortgage loans. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, in the past, we have purchased “pools” of loans at a premium and some of the loans were prepaid before we expected. Accordingly, we earned less interest income on the purchase than expected. To date, none of the loan “pools” that we purchased at a premium have resulted in a net investment loss. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.

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

Our success depends substantially on the skill and abilities of our senior management team, including our President and Chief Executive Officer, Gary Lewis Evans, our Chief Financial Officer, Andrew J. Micheletti, our Chief Credit Officer, Kenn Darling, and our Chief Technology Officer, Michael Berengolts, each of whom performs multiple functions that might otherwise be performed by separate individuals at larger banks, as well as our Chairman Jerry F. Englert and our Vice Chairman Theodore C. Allrich. These individuals may not be able to fulfill their responsibilities adequately, and they may not remain with us. The loss of the services of any of these individuals or other key employees, whether through termination of employment, disability or otherwise, could have a material adverse effect on our business. In addition, our ability to grow and manage our growth depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing, customer service and professional personnel. The implementation of our business plan and our future success will depend on such qualified personnel. Competition for such employees is intense, and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to attract and retain the necessary technical, managerial, sales and marketing and customer service personnel, as well as experienced professionals, our business, prospects, financial condition and results of operations could be adversely affected.

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

The U.S. government’s monetary policies or changes in those policies could have a major effect on our operating results, and we cannot predict what those policies will be or any changes in such policies or the effect of such policies on us.

Any increase in prevailing interest rates due to changes in monetary policies may adversely affect banks such as us, whose liabilities tend to reprice quicker than their assets. The monetary policies of the FRB, affected principally through open market operations and regulation of the discount rate and reserve requirements, have had major effects upon the levels of bank loans, investments and deposits, and prevailing interest rates. For example, in 2004 through 2006, the Federal Open Market Committee increased the Fed Funds rate causing the cost of short-term deposits to increase faster than the long-term rate earned on loans. The resulting inverted yield curve in 2007 has placed pressure on the profitability of all financial institutions because of the resulting contraction of net interest margins. It is not possible to predict the nature or effect of future changes in monetary and fiscal policies.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending June 30, 2007.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See “Management Discussion and Analysis of Financial Condition and Results of Operations —Quantitative and Qualitative Disclosures About Market Risk”

Item 8.	Financial Statements and Supplemental Data

The following financial statements are filed as a part of this report beginning on page F – 1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) During the evaluation referred to in Item 9A(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” in our definitive Proxy Statement for the period ended June 30, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2007.

The information with respect to our audit committee and our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Election of Directors – Committees of the Board of Directors” in the Proxy Statement. The information with respect to our Code of Ethics is incorporated herein by reference to the information contained in the section captioned “Election of Directors – Corporate Governance – Code of Business Conduct” in the Proxy Statement.

Item 11.	Executive Compensation

The information called for by this item is incorporated herein by reference to the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the information contained in the sections captioned “Principal Holders of Common Stock” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements below on page F-1 of this report.

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

(b)	A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 52 of this Report on Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of incorporation[1]

3.2	By-laws[1]

4.1	Specimen Stock Certificate of the Registrant[1]

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors[1]

10.2*	Amended and Restated 1999 Stock Option Plan, as amended[1]

10.3*	2004 Stock Incentive Plan[1]

10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder[1]

10.5	Office Space Lease, dated April 25, 2005, for 12777 High Bluff Drive, San Diego, California 92130 By and Between DL San Diego LP, a Delaware limited partnership, Landlord And Bank of Internet USA, a Federal Savings Bank[2]

10.6*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Gary Lewis Evans[1]

10.7*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Andrew J. Micheletti[1]

10.8*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Michael J. Berengolts[1]

10.9	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004[1]

10.10	Website Lease Agreement dated April 2, 2007, Between CWI, Inc., a Kentucky Corporation, Landlord and Bank of Internet US3

21.1	Subsidiaries of the Registrant consist of Bank of Internet USA (federal charter) and BofI Trust I (Delaware charter) [1]

23.1	Consent of Crowe Chizek and Company LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicated management contract or compensatory plan, contract or arrangement.

[1]

Incorporated by reference from the same exhibit number in the Registration Statement on Form S-1 (File No. 333-121329) filed by the Company on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

[2]	Incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on April 28, 2005.

[3]	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on April 2, 2007.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date: September 27, 2007	By:	/s/ Gary Lewis Evans
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 27th day of September 2007 in the capacities indicated.

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

BOFI HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Bofl Holding, Inc. and subsidiary (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BofI Holding, Inc. and subsidiary as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek and Company LLP

Grand Rapids, Michigan

September 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.

San Diego, California

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Bofl Holding, Inc. and subsidiary (the “Company”) for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of BofI Holding, Inc. and subsidiary for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

September 12, 2005

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,
	2007	2006
ASSETS
Cash and due from banks	$1,233	$1,483
Federal funds sold	38,475	23,805

Total cash and cash equivalents	39,708	25,288
Time deposits in financial institutions	12,082	16,439
Mortgage-backed securities available for sale	296,068	127,261
Investment securities held to maturity	61,902	12,375
Stock of the Federal Home Loan Bank, at cost	12,659	11,111
Loans —net of allowance for loan losses of
$1,450 in 2007; $1,475 in 2006	507,906	533,641
Accrued interest receivable	6,013	3,427
Furniture, equipment and software - net	242	222
Deferred income tax	431	865
Bank-owned life insurance - cash surrender value	4,364	4,199
Other assets	5,788	3,007

TOTAL	$947,163	$737,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$993	$1,203
Interest bearing	546,956	423,001

Total deposits	547,949	424,204
Securities sold under agreements to repurchase	90,000	—
Advances from the Federal Home Loan Bank	227,292	236,177
Junior subordinated debentures	5,155	5,155
Accrued interest payable	2,712	1,155
Accounts payable and accrued liabilities	1,305	898

Total liabilities	874,413	667,589
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock—$10,000 stated value; 1,000,000 shares authorized;
515 (2007) and 525 (2006) shares issued and outstanding	5,063	5,163
Common stock—$0.01 par value; 25,000,000 shares authorized;
8,587,090 shares issued and 8,267,590 shares outstanding (2007);
8,561,725 shares issued and 8,380,725 shares outstanding (2006)	86	85
Additional paid-in capital	59,803	59,124
Accumulated other comprehensive income/(loss) - net of tax	(865)	(885)
Retained earnings	11,091	8,084
Treasury stock	(2,428)	(1,325)

Total stockholders’ equity	72,750	70,246

TOTAL	$947,163	$737,835

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

	Year Ended June 30,
	2007	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$29,370	$27,629	$19,625
Investments	15,216	5,084	2,856

Total interest and dividend income	44,586	32,713	22,481

INTEREST EXPENSE:
Deposits	21,567	14,930	8,938
Advances from the Federal Home Loan Bank	10,406	7,466	4,219
Other borrowings	1,765	362	355

Total interest expense	33,738	22,758	13,512

Net interest income	10,848	9,955	8,969
Provision (benefit) for loan losses	(25)	60	370

Net interest income, after provision for loan losses	10,873	9,895	8,599

NON-INTEREST INCOME:
Prepayment penalty fee income	399	721	452
Mortgage banking income	93	289	94
Gain on sale of securities	403	—	83
Banking service fees and other income	285	332	278

Total non-interest income	1,180	1,342	907

NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	2,993	2,795	2,450
Professional services	537	443	256
Occupancy and equipment	363	347	270
Data processing and internet	586	491	373
Advertising and promotional	584	338	255
Depreciation and amortization	88	89	107
Service contract termination	—	—	59
Other general and administrative	1,299	1,286	975

Total non-interest expense	6,450	5,789	4,745

INCOME BEFORE INCOME TAXES	5,603	5,448	4,761
INCOME TAXES	2,284	2,182	1,892

NET INCOME	$3,319	$3,266	$2,869

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$3,007	$2,906	$2,464

Basic earnings per share	$0.36	$0.35	$0.43
Diluted earnings per share	0.36	0.34	0.40

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss), Net Income Tax	Treasury Stock	Compre- hensive Income	Total
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—July 1, 2004	675	$6,637	4,506,524	—	4,506,524	$45	$22,363	$2,714	—	—		$31,759
Comprehensive income:
Net income	—	—	—	—	—	—	—	2,869	—	—	$2,869	2,869
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	6	—	6	6

Total comprehensive income											$2,875

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(405)	—	—		(405)
Exercise of common stock warrants	—	—	741,125	—	741,125	7	3,099	—	—	—		3,106
Issuance of common stock—net of costs	—	—	3,052,174	—	3,052,174	31	31,284	—	—	—		31,315

BALANCE—June 30, 2005	675	6,637	8,299,823	—	8,299,823	83	56,746	5,178	6	—		68,650

Comprehensive income:
Net income	—	—	—	—	—	—	—	3,266	—	—	$3,266	3,266
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(891)	—	(891)	(891)

Total comprehensive income											$2,375

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(360)	—	—		(360)
Convert preferred stock to common stock	(150)	(1,474)	142,800	—	142,800	1	1,473	—	—	—		—
Stock-based compensation expense							409					409
Restricted stock grant	—	—	17,500	—	—	—	—	—	—	—		—
Purchase of Treasury Stock				(163,500)	(163,500)					(1,325)		(1,325)
Stock options exercises	—	—	101,602	—	101,602	1	496	—	—	—		497

BALANCE—June 30, 2006	525	5,163	8,561,725	(163,500)	8,380,725	85	59,124	8,084	(885)	(1,325)		70,246

Comprehensive income:
Net income	—	—	—	—	—	—	—	3,319	—	—	$3,319	3,319
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	20	—	20	20

Total comprehensive income											$3,339

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(312)	—	—		(312)
Convert preferred stock to common stock	(10)	(100)	7,690	—	7,690	1	100	—	—	—		1
Stock-based compensation expense	—	—	—	—	—	—	491	—	—	—		491
Restricted stock grant	—	—	16,100	—	—	—	—	—	—	—		—
Restricted stock distributed to trust	—	—	—	—	33,600	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	(156,000)	(156,000)	—	—	—	—	(1,103)		(1,103)
Stock options exercises and tax benefits of equity compensation	—	—	1,575	—	1,575	—	88	—	—	—		88

BALANCE—June 30, 2007	515	$5,063	8,587,090	(319,500)	8,267,590	$86	$59,803	$11,091	$(865)	$(2,428)		$72,750

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,319	$3,266	$2,869
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums on securities	427	227	134
Amortization of premiums and deferred loan fees	1,587	1,885	770
Amortization of borrowing costs	115	115	116
Stock-based compensation expense	491	409	—
Gain on sale of available for sale securities	(403)	—	(83)
Provision (benefit) for loan losses	(25)	60	370
Deferred income taxes	418	22	110
Origination of loans held for sale	(7,579)	(20,762)	(19,312)
Gain on sales of loans held for sale	(30)	(108)	(94)
Proceeds from sale of loans held for sale	7,609	21,059	19,652
Depreciation and amortization	88	89	107
Stock dividends from the Federal Home Loan Bank	(624)	(409)	(265)
(Gain) loss on disposal of fixed assets	—	(10)	6
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(2,586)	(1,072)	(869)
Other assets	(2,945)	(2,220)	(533)
Accrued interest payable	1,557	502	370
Accounts payable and accrued liabilities	407	(539)	1,027

Net cash provided by operating activities	1,826	2,514	4,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage-backed securities available for sale	(303,384)	(95,411)	(93,100)
Purchases of held to maturity investments and time deposits	(75,027)	(21,236)	(14,499)
Proceeds from sale of mortgage-backed securities	74,746	—	18,750
Proceeds from repayment of available for sale securities	59,843	29,179	11,522
Repayments of investments held to maturity and time deposits	29,857	12,343	7,792
Purchase of stock of the Federal Home Loan Bank	(924)	(2,576)	(3,072)
Origination of loans	(67,449)	(7,720)	(45,362)
Purchases of loans	(44,976)	(165,906)	(163,384)
Principal repayments on loans	136,598	124,912	75,995
Purchases of furniture, equipment and software	(108)	(87)	(146)

Net cash used in investing activities	(190,824)	(126,502)	(205,504)

(Continued)

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$123,745	$63,153	$91,210
Proceeds from the Federal Home Loan Bank advances	38,000	80,000	71,000
Repayment of the Federal Home Loan Bank advance	(47,000)	(16,500)	—
Proceeds from reverse repurchases	90,000	—	—
Proceeds from note payable	—	—	3,700
Repayment of note payable	—	—	(5,000)
Proceeds from issuance of junior subordinated debentures	—	—	5,155
Proceeds from issuance of common stock	—	—	31,315
Purchase of treasury stock	(1,103)	(1,325)	—
Proceeds from exercise of common stock options	6	427	—
Proceeds from exercise of common stock warrants	—	—	3,106
Tax benefit from exercise of common stock options	82	70	—
Cash dividends on convertible preferred stock	(312)	(360)	(405)

Net cash provided by financing activities	203,418	125,465	200,081

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,420	1,477	(1,048)
CASH AND CASH EQUIVALENTS—Beginning of year	25,288	23,811	24,859

CASH AND CASH EQUIVALENTS—End of year	$39,708	$25,288	$23,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$32,066	$22,140	$13,026

Income taxes paid	$1,710	$2,403	$1,520

(Concluded)

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007, 2006 AND 2005

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

Use of Estimates—In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the fair value of certain financial instruments.

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

Restrictions on Cash—Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances, which do not earn interest. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $738 and $889 at June 30, 2007 and 2006, respectively.

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

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the fair value of stock options to be measured and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. The Company was a public entity when it adopted SFAS No. 123(R) on July 1, 2005 using the modified-prospective method, which required the Company to recognize compensation expense in fiscal 2006 and forward, but did not require the restatement of prior years. The following table summarizes the proforma expense and the impact on earnings and earnings per share for the year ended June 30, 2005, had the minimum value method of accounting for employee stock based compensation been applied to all grants prior to July 1, 2005. See Note 12— Stock-Based Compensation for further details on the Company’s stock option plans and the related calculations of compensation expense.

Year Ended June 30, 2005
Reported net income attributable to common stock	$2,464
Deduct:
Proforma stock-based employee compensation expense determined using the minium value method for all awards — net of related tax effect	(91)

Pro forma net income attributable to common stock	$2,373

Earnings per share
Basic—as reported	$0.43
Basic—pro forma	$0.42
Diluted—as reported	$0.40
Diluted—pro forma	$0.38

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

New Accounting Pronouncements —In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending June 30, 2007.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS #159”). This statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the Statement is permitted as of the beginning of an entity’s fiscal year, provided the choice to early adopt is made within 120 days of the beginning of the fiscal year of adoption and the entity has not yet issued financial statements for any interim period of that fiscal year. We expect to adopt SFAS #159 on July 1, 2008.

2.	TIME DEPOSITS IN FINANCIAL INSTITUTIONS

The Company had insured time deposits at various financial institutions totaling $12,082 and $16,439 at June 30, 2007 and 2006, respectively. The carrying amounts of such investments as shown in the balance sheets are at cost. Time deposits at June 30, 2007 of $11,983 will mature within one year and $99 will mature within one to five years.

3.	INVESTMENT SECURITIES

Available-for-sale—Amortized costs and the fair value of investment securities available-for-sale are summarized as follows:

	June 30, 2007
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities - U.S. agency	$297,507	$494	$(1,933)	$296,068

(GNMA, FNMA, FHLMC)
	$297,507	$494	$(1,933)	$296,068

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities - U.S. agency	$128,736	$80	$(1,555)	$127,261

(GNMA, FNMA, FHLMC)
	$128,736	$80	$(1,555)	$127,261

The amortized cost and fair value of available-for-sale securities by contractual maturity at June 30, 2007 are as follows:

	Amortized Cost	Fair Value
GNMA MBS - pass throughs
Due within one year	$26	$26
Due one to five years	120	121
Due five to ten years	197	199
Due after ten years	1,072	1,080

Total GNMA MBS - pass throughs	1,415	1,426

FHLMC MBS - pass throughs
Due within one year	3,239	3,222
Due one to five years	15,095	15,023
Due five to ten years	24,793	24,675
Due after ten years	207,187	206,149

Total FHLMC MBS - pass throughs	250,314	249,069

FNMA MBS - pass throughs
Due within one year	833	826
Due one to five years	3,728	3,710
Due five to ten years	5,738	5,709
Due after ten years	35,479	35,328

Total FNMA MBS - pass throughs	45,778	45,573

Total	$297,507	$296,068

Held-to-maturity—The carrying amount and the fair value of investment securities held-to-maturity are summarized as follows:

	June 30, 2007
(Dollars in thousands)	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (U.S. agency)	$17,024	$64	$(80)	$17,008
U.S. Government agency debt	38,773	—	(447)	38,326
Collateralized debt obligation	6,105	—	(105)	6,000

	$61,902	$64	$(632)	$61,334

	June 30, 2006
	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (U.S. agency)	$3,904	—	$(105)	$3,799
U.S. Government agency debt	8,471	—	(61)	8,410

	$12,375	$—	$(166)	$12,209

The carrying amount and fair values of investment securities held-to-maturity by contractual maturity at June 30, 2007 are as follows:

	Carrying Amount	Fair Value
GNMA MBS - pass throughs
Due within one year	$6	$6
Due one to five years	26	27
Due five to ten years	41	42
Due after ten years	245	250

Total GNMA MBS - pass throughs	318	325

FHLMC MBS - pass throughs
Due within one year	103	104
Due one to five years	476	477
Due five to ten years	760	761
Due after ten years	5,467	5,479

Total FHLMC MBS - pass throughs	6,806	6,821

FNMA MBS - pass throughs
Due within one year	172	172
Due one to five years	769	767
Due five to ten years	1,204	1,200
Due after ten years	7,755	7,723

Total FNMA MBS - pass throughs	9,900	9,862

CALLABLE U.S. Government agency debt
Due within one year	2,885	2,856
Due one to five years	13,440	13,313
Due five to ten years	17,236	17,042
Due after ten years	5,212	5,115

Total CALLABLE U.S. Government agency debt	38,773	38,326

Collateralized debt obligation
Due within one year	78	77
Due one to five years	374	368
Due five to ten years	641	630
Due after ten years	5,012	4,925

Total collateralized debt obligation	6,105	6,000

Total	$61,902	$61,334

Securities with unrealized losses at year-end 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2007
Securities held to maturity:
Mortgage-backed securities	$8,063	$(42)	$2,674	$(38)	$10,737	$(80)
U.S. Government agency securities	38,326	(447)	—	—	38,326	(447)
U.S. Cap Fund	6,000	(105)	—	—	6,000	(105)

Total	52,389	(594)	2,674	(38)	55,063	(632)
Securities available for sale:
Mortgage-backed securities	187,312	(1,678)	25,448	(255)	212,760	(1,933)

Total	$239,701	$(2,272)	$28,122	$(293)	$267,823	$(2,565)

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2006
Securities held to maturity:
Mortgage-backed securities	$—	$—	$3,680	$(105)	$3,680	$(105)
U.S. Government agency securities	4,983	(13)	3,427	(48)	8,410	(61)

Total	4,983	(13)	7,107	(153)	12,090	(166)
Securities available for sale:
Mortgage-backed securities	77,536	(1,019)	21,365	(536)	98,901	(1,555)

Total	$82,519	$(1,032)	$28,472	$(689)	$110,991	$(1,721)

There were 12 securities that were in a continuous loss position at June 30, 2007 for a period of more than 12 months. There were 9 securities that were in a continuous loss position at June 30, 2006 for a period of more 12 months.

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

Sales of available for sale securities were as follows:

	2007	2006	2005
Proceeds	$74,746	$—	$18,750
Gross realized gains	403	—	83
Gross realized losses	—	—	—
Net realized gains	403	—	83

4.	LOANS

Loans were as follows at June 30:

	2007	2006
Mortgage loans on real estate:
Residential single family (one to four units)	$104,960	$113,242
Home equity	18,815	628
Residential multifamily (five units or more)	325,880	402,166
Commercial and land	11,256	13,743
Consumer - Recreational vehicle	42,327	—
Other	981	81

Total	504,219	529,860
Allowance for loan losses	(1,450)	(1,475)
Unamortized premiums—net of deferred loan fees	5,137	5,256

	$507,906	$533,641

An analysis of the allowance for loan losses is as follows for the year ended June 30:

	2007	2006	2005
Balance—beginning of period	$1,475	$1,415	$1,045
Provision (benefit) for loan loss	(25)	60	370
Amounts charged off	—	—	—
Recoveries	—	—	—

Balance—end of period	$1,450	$1,475	$1,415

At June 30, 2007 and 2006, approximately 44.08% and 45.9%, respectively, of the Company’s loans are collateralized with real-property collateral located in California and therefore exposed to economic conditions within this market region.

In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates and employees. There were no new related party loans granted during the year ended June 30, 2007, one in 2006, and none in 2005. Total principal payments on related party loans were $68, $61, and $15 during the years ended June 30, 2007, 2006 and 2005, respectively. At June 30, 2007 and 2006, these loans amounted to $3,985 and $4,053, respectively, and are included in loans held for investment. Interest earned on these loans was $218, $225, and $48 during the years ended June 30, 2007, 2006 and 2005, respectively.

A major shareholder of the Company’s common stock is also the controlling shareholder of a large recreational vehicle (RV) sales company which secures indirect RV loans for is customers through relationships with various banks. At June 30, 2007, the Company had $42,327 in loan principal outstanding and $1,711 of unamortized premium from RV loans originated through its banking relationship with the RV sales company of the major shareholder. In March 2007, the Bank also entered into a website marketing agreement with another company of the major shareholder to offer the Bank’s loan and deposit products to RV customers. Payments to the company by the Bank for customer acquisitions through the website agreement have not been significant as of June 30, 2007.

The Company had $228 in impaired loans on nonaccrual as of June 30, 2007. The Company had no loans on nonaccrual and no impaired loans as of June 30, 2006, nor during the years ended June 30 2006 or 2005.

The Company’s loan portfolio consists of approximately 18.32% fixed interest rate loans and 81.68% adjustable interest rate loans as of June 30, 2007. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through June 30, 2007, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

At June 30, 2007 and 2006, purchased loans serviced by others were $303,526 or 60.20% and $355,476 or 67.10%, respectively, of the loan portfolio.

5.	FURNITURE, EQUIPMENT AND SOFTWARE

A summary of the cost and accumulated depreciation for furniture, equipment and software is as follows at June 30:

	2007	2006
Leasehold improvements	$33	$29
Furniture and fixtures	297	256
Computer hardware and equipment	329	345
Software	213	199

Total	872	829
Less accumulated depreciation and amortization	(630)	(607)

Furniture, equipment and software—net	$242	$222

Depreciation and amortization expense for the years ended June 30, 2007, 2006 and 2005 amounted to $88, $89, and $107, respectively.

6.	DEPOSITS

Deposit accounts are summarized as follows at June 30:

	2007		2006
	Amount	Rate*	Amount	Rate*
Non-interest bearing	$993	0.00%	$1,203	0.00%
Interest bearing:
Demand	48,575	3.52%	35,978	2.79%
Savings	22,840	3.75%	28,980	3.58%
Time deposits:
Under $100	298,767	5.06%	228,204	4.52%
$100 or more	176,774	5.09%	129,839	4.54%

Total time deposits	475,541	5.07%	358,043	4.52%

Total interest bearing	546,956	4.88%	423,001	4.31%

Total deposits	$547,949	4.87%	$424,204	4.30%

*	Based on weighted-average stated interest rates at period end.

The scheduled maturities of time deposits are as follows as of June 30, 2007 (dollars in thousands):

Within 12 months	$258,404
13 to 24 months	100,086
25 to 36 months	44,988
37 to 48 months	15,574
49 to 60 months	56,489
Thereafter	—

Total	$475,541

At June 30, 2007 and 2006, the Company had deposits from principal officers, directors and their affiliates in the amount of $16,743 and $3,100, respectively.

7.	ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2007 and 2006, the Company’s fixed-rate FHLB advances had interest rates that ranged from 2.84% to 5.62% with a weighted average of 4.39% and ranged from 2.63% to 5.59% with a weighted average of 4.19%, respectively.

Fixed-rate advances from FHLB are scheduled to mature as follows at June 30:

	2007		2006
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$45,398	3.49%	$45,000	3.73%
After one but within two years	68,940	4.37%	47,355	3.56%
After two but within three years	53,000	4.58%	68,884	4.37%
After three but within four years	21,954	4.98%	53,000	4.58%
After four but within five years	33,000	4.75%	21,938	4.98%
After five years	5,000	5.62%	—

	$227,292	4.38%	$236,177	4.19%

At June 30, 2007, a total of $43.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to the Company after specified dates. Under the terms of the puttable advances, the Company could be required to repay all of the principal and accrued interest before the maturity date. The weighted-average remaining contractual maturity period of the $43.0 million in advances is 3.4 years and the weighted average remaining period before such advances could be put to the Company is 0.8 years.

The Company’s advances from FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $139,900 and $156,400 at June 30, 2007 and 2006, respectively, by the Company’s investment in capital stock of FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance is payable in full at its maturity date with a prepayment penalty for fixed rate advances.

The maximum amounts advanced from the FHLB were $254,216, $236,177, and $172,562 during the years ended June 30, 2007, 2006, and 2005, respectively. At June 30, 2007, the Company had $68,837 available for advances from the FHLB for terms up to seven years and $10,000 available under a federal funds line of credit with a major bank.

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has sold securities under various agreements to repurchase for total proceeds of $90,000. The repurchase agreements have fixed interest rates between 4.20% and 4.65%, weighted average rate of 4.39%, and scheduled maturities (after 5 years) between January 2012 and May 2017. Under these agreements, the Company may be required to repay the $90,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 7.0 years and the weighted average remaining period before such repurchase agreements could be called is 1.3 years.

9.	JUNIOR SUBORDINATED DEBENTURES AND NOTE PAYABLE

Junior Subordinated Debentures—On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% (7.76% at June 30, 2007), with interest paid quarterly starting February 16, 2005.

On February 15, 2005, the Company entered into an interest rate cap, with a notional amount of $5,000 and a term of four years expiring in March 2009, to lower the interest payments on the Debentures should the three-month LIBOR increase above 5.25%. The Company designated this derivative as a free-standing instrument and reports changes in the fair value of this instrument in current-period earnings. At June 30, 2007 and 2006, the fair value of the interest rate cap was $ 15 and $56, respectively. For the years ended June 30, 2007 and 2006, the Company recorded a $32 unrealized loss and a $37 unrealized gain to operating results for the change in the fair value of the interest rate cap.

10.	INCOME TAXES

The provision for income taxes is as follows for the years ended June 30:

	2007	2006	2005
Current:
Federal	$1,377	$1,591	$1,345
State	489	569	437

	1,866	2,160	1,782
Deferred:
Federal	305	16	49
State	113	6	61

	418	22	110

Total	$2,284	$2,182	$1,892

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended June 30:

	2007	2006	2005
Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	7.03	6.99	6.95
Cash surrender value	(1.00)	(0.95)	(1.10)
Non-deductible stock option expense	0.94	—	—
Other	(0.21)	0.01	(0.11)

Effective tax rate	40.76%	40.05%	39.74%

The components of the net deferred tax asset are as follows at June 30:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$454	$465
Deferred loan fees	—	123
Available-for-sale unrealized losses	574	590
State taxes	200	176
Stock-based compensation expense	314	183

	1,542	1,537

Deferred tax liabilities:
Deferred loan fees	(138)	—
FHLB stock dividend	(755)	(464)
Other assets - prepaids	(147)	(141)
Depreciation	(71)	(65)
State taxes	—	(2)

	(1,111)	(672)

Net deferred tax asset	$431	$865

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2007 and 2006, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

11.	STOCKHOLDERS’ EQUITY

Common Stock and Common Stock Warrants—Changes in common stock issued and outstanding were as follows for the years ended June 30:

	2007		2006		2005
	Issued	Outstanding	Issued	Outstanding	Issued	Outstanding
Beginning of year	8,561,725	8,380,725	8,299,823	8,299,823	4,506,524	4,506,524
Common stock issued through initial public offering	—	—	—	—	3,052,174	3,052,174
Common stock issued through warrant exercise	—	—	—	—	741,125	741,125
Common stock issued through option exercise	1,575	1,575	101,602	101,602	—	—
Purchase of Treasury Stock	—	(156,000)	—	(163,500)	—	—
Common stock issued through preferred stock conversion	7,690	7,690	142,800	142,800	—	—
Common stock issued through grants	16,100	33,600	17,500	—	—	—

End of year	8,587,090	8,267,590	8,561,725	8,380,725	8,299,823	8,299,823

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

During the year ended June 30, 2007, the Company issued 1,575 shares of common stock for $88 from the exercise of nonqualified stock options (including $82 income tax benefit). Also, the Company reduced its common shares outstanding by purchasing 156,000 shares of treasury stock for $1,103 under the Company’s common stock buy back program approved on June 30, 2005.

Warrant activity during the period July 1, 2004 to June 30, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding at July 1, 2004	801,075	$4.93
Exercised	(741,125)	$4.19

Outstanding at June 30, 2005	59,950	$14.00
Expired	(59,950)	$14.00

Outstanding at June 30, 2006	—

Convertible Preferred Stock—On October 28, 2003, the Company commenced a private placement of Series A–6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009 (the “Convertible Preferred Stock”). The rights, preferences and privileges of the Convertible Preferred Stock were established in a certificate filed by the Company with the State of Delaware on October 27, 2003, and generally include the holder’s right to a six percent (6%) per annum cumulative dividend payable quarterly, the Company’s right to redeem some or all of the outstanding shares at par after five years and the holders’ right to convert all or part of the face value of his Convertible Preferred Stock into the Company’s common stock at $10.50 per share, increasing in three increments to $18.00 per share after January 1, 2008. The conversion price is currently $15.50 per share. The Company’s right to redeem the Convertible Preferred Stock is perpetual and starts immediately after issuance (with a premium payable to the holder starting at 5% in the first year and declining to 1% in the fifth year). The holder’s right to convert to the Company’s common stock starts immediately after purchase and expires on January 1, 2009.

During the year ended June 30, 2004, the Company issued $6,750 of Convertible Preferred Stock representing 675 shares at $10,000 face value, less issuance costs of $113. The Company has declared and paid dividends to holders of its Convertible Preferred Stock totaling $312, $360, and $405 for the years ended June 30, 2007, 2006, and 2005, respectively. In January 2006, 150 shares of preferred stock were converted into common shares. As a result, the Company reduced preferred stock by $1,474 and increased additional paid in capital by $1,474. In January 2007, 10 shares of preferred stock were converted into common shares. As a result, the Company reduced preferred stock by $100 and increased additional paid in capital by $100.

12.	STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the 1999 Stock Option Plan, as amended and restated, and the 2004 Stock Incentive Plan (collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options, stock awards, stock appreciation rights and other awards to employees, directors and consultants. The Company’s policy is to use authorized, but unissued, shares to satisfy stock option exercises and stock awards.

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

2004 Stock Incentive Plan—In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Stock Incentive Plan. The maximum number of shares of common stock available for issuance under the 2004 Stock Incentive Plan, plus the number of shares of common stock available for issuance under the 1999 Stock Option Plan will be equal to 14.8% of the Company’s outstanding common stock at any time. However, the number of shares available for issuance as restricted stock grants may not exceed 5% of the Company’s outstanding common stock (subject to the overall maximum of 14.8% of the outstanding shares of common stock). Each share of restricted stock that is issued under the 2004 Stock Incentive Plan and vests will be deemed to be the issuance of three shares for purposes of calculating the overall maximum number of shares of common stock available for issuance under the Plans but not for purposes of calculating the above 5% limit applicable to the issuance of restricted stock. At June 30, 2007, there were a maximum of 1,223,603 option shares available for issuance under the limits of the Plans described above.

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

The Company’s income before income taxes and net income for the year ended June 30, 2007 and 2006 included stock option compensation cost of $397 and $357 respectively, which represented $0.03 impact on both basic and dilutive earnings per share. At June 30, 2007, unrecognized compensation expense related to non-vested grants aggregated to $818 and is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
For the fiscal year ended June 30,
2008	$390
2009	325
2010	95
2011	8

Total	$818

The fair value of each option awarded under the Plans is estimated on the date of grant based on the Black- Scholes option pricing model. The weighted average grant-date fair value and the assumptions used in the valuations for each period are summarized as follows:

	Year Ended June 30,
	2007		2006		2005
Weighted-average grant-date fair value per share	$3.95		$3.95		$2.37
Assumptions used:
Risk-free interest rates	4.75	% to 5.0%	4.10	% to 4.46%	3.90%
Dividends	0%		0%		0%
Volatility	31.87	% to 32.45%	35.14	% to 35.41%	0.00%
Weighted-average expected life	6.0 to 6.25 years		6.0 to 6.25 years		7 years

Prior to March 15, 2005, the Company was a nonpublic entity and used the minimum value method, which excludes a volatility factor in estimating the value of stock options in accordance with SFAS 123. The Company was a public entity at the time SFAS 123(R) became effective. After the Company became publicly traded on March 15, 2005, expected volatilities have been based on the historical volatility of the Company’s common stock and the common stock volatility of similar banks with a longer history of public trading. The weighted-average expected life of options granted is based upon an estimate of the life, as prescribed in SAB 107. A forfeiture rate of 1.5% was estimated during the years ended June 30, 2007 and 2006 based upon past experience. The risk free interest rate is based upon the U.S. Treasury yield for the expected term of the option at the time of the grant.

A summary of stock option activity under the Plans during the period July 1, 2004 to June 30, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding—July 1, 2004	720,517	$6.10
Granted	2,000	$10.00
Cancelled	(500)	$10.00

Outstanding—June 30, 2005	722,017	$6.11
Granted	247,900	$9.32
Exercised	(101,602)	$4.19
Cancelled	(52,246)	$9.86

Outstanding—June 30, 2006	816,069	$7.08
Granted	160,000	$7.28
Exercised	(1,575)	$4.19
Cancelled	(37,500)	$8.94

Outstanding—June 30, 2007	936,994	$7.05

Options exercisable—June 30, 2005	593,042	$5.34
Options exercisable—June 30, 2006	518,500	$5.72
Options exercisable—June 30, 2007	651,924	$6.51

The following table summarizes information as of June 30, 2007 concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.19	380,583	2.7	$4.19	380,583	$4.19
$6.76	20,000	9.3	$6.76	—	—
$7.35	136,600	9.1	$7.35	—	—
$8.50	15,000	8.4	$8.50	7,916	$8.50
$9.20	7,500	8.1	$9.20	4,583	$9.20
$9.50	188,000	8.1	$9.50	96,073	$9.50
$10.00	188,311	5.9	$10.00	161,769	$10.00
$11.00	1,000	5.0	$11.00	1,000	$11.00

	936,994	5.6	$7.05	651,924	$6.51

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at June 30, 2007 were $1,170 and $1,161, respectively. The aggregate intrinsic value of options exercised during the years ended June 30, 2007 and 2006 was $5 and $371, respectively.

Stock Awards—In July 2005, the Company’s Board of Directors approved the first stock award under the 2004 Stock Incentive Plan. On July 25, 2005, 19,300 shares were awarded to directors and an employee. Additional stock awards totaling 16,100 shares were granted to directors on July 24, 2006. The stock awards vest one-third on each one-year anniversary of the grant date and 5,831 shares were vested and issued as of June 30, 2007.

The Company’s income before income taxes and net income for the year ended June 30, 2007 and 2006 included stock award expense of $92 and $52, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At June 30, 2007, unrecognized compensation expense related to non-vested awards aggregated to $284 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
For the fiscal year ended June 30,:
2008	239
2009	43
2010	2

Total	$284

The following table presents the status and changes in restricted stock grants from inception through June 30, 2007:

	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value
Non-vested balance at June 30, 2005	—
Granted	19,300	$9.50
Vested	—
Forfeited	(1,800)	$9.50

Non-vested balance at June 30, 2006	17,500	$9.50

Granted	16,100	$7.35
Vested	(5,831)
Forfeited	—	$9.50

Non-vested balance at June 30, 2007	27,769	$8.25

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At June 30, 2007, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

13.	EARNINGS PER SHARE

Information used to calculate earnings per share for years ended June 30, 2007, 2006 and 2005, was as follows:

	2007	2006	2005
Net income	$3,319	$3,266	$2,869
Dividends on preferred stock	312	360	405

Net income attributable to common	$3,007	$2,906	$2,464

Weighted-average shares:
Basic weighted-average number of common shares outstanding	8,283,098	8,340,973	5,696,984
Dilutive effect of stock options	122,117	175,305	223,680
Dilutive effect of warrants	—	—	269,648

Dilutive effect of stock awards	—	—	—
Dilutive effect of preferred stock	—	—	—

Dilutive weighted-average number of common shares outstanding	8,405,215	8,516,278	6,190,312

Net income per common share:
Basic	$0.36	$0.35	$0.43
Diluted	$0.36	$0.34	$0.40

Options and stock grants of 575,094, 658,264 and 498,337 shares for the years ended June 30, 2007, 2006 and 2005, respectively, were not included in determining diluted earnings per share, as they were antidilutive.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office space under an operating lease agreement scheduled to expire in October 2012. The Company pays property taxes, insurance and maintenance expenses related to this lease. Rent expense for the years ended June 30, 2007, 2006, and 2005 was $315, $316, and $226, respectively.

Pursuant to the terms of this noncancelable lease agreement in effect at June 30, 2007, future minimum lease payments are as follows:

2008	315
2009	323
2010	334
2011	344
2012	355
Thereafter	121

$1,792

15.	OFF-BALANCE-SHEET ACTIVITIES

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2007 and 2006, the Company had commitments to fund or purchase loans of $13,468 and $2,546. At June 30, 2007, $11,255 of the commitments to fund were fixed rate loans with a weighted average rate of 7.43% and terms ranging from five to twenty years.

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

16.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to tangible assets (as defined). As of June 30, 2007, that the Bank met all capital adequacy requirements to which it is subject. As of June 30, 2007, the most recent filing date with the OTS, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s categorization. The Bank’s actual capital amounts and ratios as of June 30, 2007 and June 30, 2006 are presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007
Tier 1 Leverage (core) capital (to adjusted tangible assets)	$74,854	7.90%	$37,922	4.00%	$47,402	5.00%
Tier I capital (to risk-weighted assets)	74,854	14.76%	N/A	N/A	30,420	6.00%
Total capital (to risk-weighted assets)	76,304	15.05%	40,561	8.00%	50,701	10.00%
Tangible capital (to tangible assets)	74,854	7.90%	14,221	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006
Tier 1 Leverage (core) capital (to adjusted tangible assets)	$65,794	8.91%	$29,532	4.00%	$36,915	5.00%
Tier I capital (to risk-weighted assets)	65,794	15.25%	N/A	N/A	25,888	6.00%
Total capital (to risk-weighted assets)	67,269	15.59%	34,517	8.00%	43,146	10.00%
Tangible capital (to tangible assets)	65,794	8.91%	11,074	1.50%	N/A	N/A

17.	EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

Employment Agreements— In July 2003, the Company entered into employment agreements with three of the Company’s executive officers. Under these agreements, if the Company terminates one or more of the executive officers for any reason other than cause, then the Company must (a) pay that officer normal compensation in effect through the date of termination; (b) pay that officer a severance payment equal to 12 times his then-current base monthly salary, payable at the option of the Board of Directors either in one lump sum or in 12 equal installments; and (c) continue group insurance benefits for that officer for one year from termination or until that officer commences work with a new employer providing group medical insurance benefits to that officer. In addition, if the executive officer’s employment is terminated for any reason other than for cause, or that officer’s employment is terminated due to death or disability, then all stock options currently held by such officer will fully vest as of the termination date. Each agreement automatically renews in one-year terms unless terminated by either Bank of Internet USA or the officer. In addition, each agreement specifies bonuses for each executive officer, which are contingent upon the Company’s financial performance and the executive officer’s continued employment with the Company. The Company incurred bonus expense of $85, $88, and $378 for the years ended June 30, 2007, 2006, and 2005, respectively, in connection with these executive officer bonuses.

401(k) Plan—The Company has a 401(k) Plan whereby substantially all of its employees participate in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. For the year ended June 30, 2007, 2006, and 2005 expense attributable to the plan amounted to $1, $2, and $2, respectively.

Deferred Compensation Plans— Effective August 1, 2003, the Company adopted the Bank of Internet USA Nonqualified Deferred Compensation Plans (“Deferred Compensation Plans”) which cover designated key management employees and directors who elect to participate. The Deferred Compensation Plans allow eligible employees and directors to elect to defer up to 100% of their compensation, including commissions, bonuses and director fees. Although the Deferred Compensation Plans provide that the Company may make discretionary contributions to a participant’s account, no such discretionary contributions have been made through the period ending June 30, 2007. Participant deferrals are fully vested at all times, and discretionary contributions, if any, will be subject to a vesting schedule specified by the Company. Participants in the Deferred Compensation Plans may elect to invest their accounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the book value of the Company’s common stock. The Compensation Committee of the Board of Directors administrates the Deferred Compensation Plans. At June 30, 2007 and 2006, there was $438 and $250 deferred in connection with the Deferred Compensation Plans.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments at year-end were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$39,708	$39,708	$25,288	$25,288
Investment securities available for sale	296,068	296,068	127,261	127,261
Investment securities held to maturity	61,902	61,334	12,375	12,209
Time deposits in financial institutions	12,082	12,082	16,439	16,439
Stock of the Federal Home Loan Bank	12,659	12,659	11,111	11,111
Loans held for investment—net	507,906	506,099	533,641	522,797
Accrued interest receivable	6,013	6,013	3,427	3,427
Financial liabilities:
Time deposits and savings	547,949	547,513	424,204	421,746
Securities sold under agreements to repurchase	90,000	89,173	—	—
Advances from the Federal Home Loan Bank	227,292	224,922	236,177	230,587
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	2,712	2,712	1,155	1,155

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

The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	June 30
	2007	2006
ASSETS
Cash and cash equivalents	$3,548	$10,025
Other assets	319	426
Due from subsidiary	100	100
Investment in subsidiary	73,989	64,909

TOTAL	$77,956	$75,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Accrued interest payable	43	42
Accounts payable and accrued liabilities	8	17

Total liabilities	5,206	5,214

Stockholders’ equity	72,750	70,246

TOTAL	$77,956	$75,460

STATEMENTS OF INCOME

(Dollars in thousands)

	Year Ended June 30
	2007	2006	2005
Interest income	$30	$44	$22
Interest expense	414	362	355

Net interest (expense) income	(384)	(318)	(333)
Non-interest income	(31)	37	(5)
Non-interest expense—general and administrative	1,084	1,036	538

Loss before dividends from subsidiary and equity in undistributed income of subsidiary	(1,499)	(1,317)	(876)

Dividends from subsidiary	760	760	522
Equity in undistributed earnings of subsidiary	4,058	3,823	3,223

Net income	$3,319	$3,266	$2,869

STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,319	$3,266	$2,869
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	491	409	—
Equity in undistributed earnings of subsidiary	(4,058)	(3,823)	(3,223)
(Increase) decrease in other assets	107	(136)	(86)
Increase (decrease) in other liabilities	(9)	(222)	170

Net cash from operating activities	(150)	(506)	(270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(5,000)	(7,000)	(20,000)

Net cash from investing activities	(5,000)	(7,000)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock—net of costs	—	—	31,315
Proceeds from issuance of junior subordinated debentures	—	—	5,155
Repayment of notes payable	—	—	(5,000)
Proceeds from note payable	—	—	3,700
Proceeds from exercise of common stock options and warrants	88	497	3,106
Purchase treasury shares	(1,103)	(1,325)	—
Cash dividends on convertible preferred stock	(312)	(360)	(405)

Net cash provided from financing activities	(1,327)	(1,188)	37,871

NET INCREASE IN CASH AND CASH EQUIVALENTS	(6,477)	(8,694)	17,601
CASH AND CASH EQUIVALENTS—Beginning of year	10,025	18,719	1,118

CASH AND CASH EQUIVALENTS—End of year	$3,548	$10,025	$18,719

20.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	Year Ended June 30
	2007	2006	2005
Unrealized gain (loss) from securities:
Net unrealized loss from available for sale securities	$436	$(1,485)	$93
Reclassification of net gain from available for sale securities included in income	(403)	—	(83)

Unrealized gain (loss), net of reclassification adjustments, before income tax	33	(1,485)	10

Income tax provision (benefit)	13	(594)	4

Other comprehensive income (loss)	$20	$(891)	$6

21.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended
	June 30,	March 31,	December 31,	September 30,
2007
Interest and dividend income	$12,550	$11,333	$10,731	$9,972
Interest expense	9,511	8,463	8,228	7,536

Net interest income	3,039	2,870	2,503	2,436
Provision for loan losses	80	0	(80)	(25)

Net interest income after provision for loan losses	2,959	2,870	2,583	2,461
Non-interest income	209	226	378	367
Non-interest expense	1,656	1,603	1,613	1,578

Income before income taxes	1,512	1,493	1,348	1,250
Income taxes	608	631	541	504

Net income	$904	$862	$807	$746

Net income attributable to common stock	$827	$784	$728	$668

Basic earnings per share	$0.10	$0.09	$0.09	$0.08
Diluted earnings per share	$0.10	$0.09	$0.09	$0.08
2006
Interest and dividend income	$9,084	$8,410	$8,028	$7,191
Interest expense	6,634	5,830	5,570	4,724

Net interest income	2,450	2,580	2,458	2,467
Provision for loan losses	(100)	15	135	10

Net interest income after provision for loan losses	2,550	2,565	2,323	2,457
Non-interest income	265	312	355	410
Non-interest expense	1,420	1,484	1,421	1,464

Income before income taxes	1,395	1,393	1,257	1,403
Income taxes	553	565	507	557

Net income	$842	$828	$750	$846

Net income attributable to common stock	$763	$750	$648	$745

Basic earnings per share	$0.09	$0.09	$0.08	$0.09
Diluted earnings per share	$0.09	$0.09	$0.08	$0.09