Form 10-Q
period 2007-09-30
BofI Holding, Inc.
filed 2007-11-07
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,276,590 shares of common stock as of October 31, 2007.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30,	June 30,
	2007	2007
ASSETS
Cash and due from banks	$2,423	$1,233
Federal funds sold	15,580	38,475

Total cash and cash equivalents	18,003	39,708
Time deposits in financial institutions	11,488	12,082
Mortgage-backed securities available for sale	378,382	296,068
Investment securities held to maturity	72,619	61,902
Stock of the Federal Home Loan Bank, at cost	12,602	12,659
Loans — net of allowance for loan losses of $1,430 in September 2007, $1,450 in June 2007	508,438	507,906
Accrued interest receivable	6,676	6,013
Furniture, equipment and software — net	263	242
Deferred income tax	—	431
Bank-owned life insurance — cash surrender value	4,403	4,364
Other assets	11,839	5,788

TOTAL	$1,024,713	$947,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$896	$993
Interest bearing	600,183	546,956

Total deposits	601,079	547,949
Securities sold under agreements to repurchase	110,000	90,000
Advances from the Federal Home Loan Bank	227,412	227,292
Junior subordinated debentures	5,155	5,155
Accrued interest payable	3,244	2,712
Deferred income tax	921	—
Accounts payable and accrued liabilities	1,569	1,305

Total liabilities	949,380	874,413
STOCKHOLDERS’ EQUITY:
Convertible preferred stock — $10,000 stated value; 1,000,000 shares authorized; 515 shares issued and outstanding (September 2007) and 515 shares outstanding (June 2007)	5,063	5,063
Common stock — $.01 par value; 25,000,000 shares authorized; 8,587,090 shares issued and 8,267,590 shares outstanding	86	86
Additional paid-in capital	59,920	59,803
Accumulated other comprehensive income (loss), net of tax	931	(865)
Retained earnings	11,761	11,091
Treasury stock	(2,428)	(2,428)

Total stockholders’ equity	75,333	72,750

TOTAL	$1,024,713	$947,163

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$7,494	$7,261
Investments	6,128	2,711

Total interest and dividend income	13,622	9,972

INTEREST EXPENSE:
Deposits	6,950	4,864
Advances from the Federal Home Loan Bank	2,524	2,568
Other borrowings	1,186	104

Total interest expense	10,660	7,536

Net interest income	2,962	2,436
Provision (benefit) for loan losses	5	(25)

Net interest income, after provision for loan losses	2,957	2,461

NON-INTEREST INCOME:
Prepayment penalty fee income	140	103
Mortgage banking income	2	16
Gain on sale of securities	220	205
Banking service fees and other income	86	43

Total non-interest income	448	367

NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	1,021	719
Professional services	95	156
Occupancy and equipment	94	90
Data processing and internet	153	130
Advertising and promotional	301	151
Depreciation and amortization	25	21
Other general and administrative	461	311

Total non-interest expense	2,150	1,578

INCOME BEFORE INCOME TAXES	1,255	1,250
INCOME TAXES	508	504

NET INCOME	$747	$746

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$670	$668

COMPREHENSIVE INCOME	$2,543	$1,315

Basic earnings per share	$0.08	$0.08
Diluted earnings per share	$0.08	$0.08

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

									Accumulated Other Comprehensive Income (Loss), Net of Tax

	Convertible Preferred Stock		Common Stock				Additional Paid in Capital
			Number of Shares					Retained Earnings		Treasury Stock	Comprehensive Income
	Shares	Amount	Issued	Treasury	Outstanding	Amount						Total
BALANCE — July 1, 2007	515	$5,063	8,587,090	(319,500)	8,267,590	$86	$59,803	$11,091	$(865)	$(2,428)		$72,750
Comprehensive income:
Net income	—	—	—	—	—	—	—	747	—	—	$747	747
Net unrealized gain from available for sale securities — net of income tax benefit and reclassifications	—	—	—	—	—	—	—	—	1,796	—	1,796	1,796

Total comprehensive income											$2,543

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(77)	—	—		(77)
Stock-based compensation expense	—	—	—	—	—	—	121	—	—	—		121
Tax effect of stock options cancelled	—	—	—	—	—	—	(4)	—	—	—		(4)

BALANCE — September 30, 2007	515	$5,063	8,587,090	(319,500)	8,267,590	$86	$59,920	$11,761	$931	$(2,428)		$75,333

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$747	$746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums on securities	239	50
Amortization of premiums and deferred loan fees	685	382
Amortization of borrowing costs	20	29
Stock-based compensation expense	121	120
Gain on sale of securities	(220)	(205)
Provision (benefit) for loan losses	5	(25)
Deferred income taxes	338	291
Origination of loans held for sale	(516)	(1,597)
Net gain on sale of loans held for sale	(2)	(8)
Proceeds from sale of loans held for sale	518	1,605
Depreciation and amortization	25	21
Stock dividends from Federal Home Loan Bank	(162)	(140)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(663)	(629)
Other assets	(860)	(473)
Accrued interest payable	532	1,203
Accounts payable and accrued liabilities	74	363

Net cash provided by operating activities	881	1,733

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(129,654)	(84,422)
Purchases of investment securities held to maturity and time deposits	(15,236)	(9,456)
Proceeds from sale of available for sale securities	21,398	38,884
Proceeds from repayments of available for sale securities	23,711	11,749
Proceeds from repayments of securities held to maturity and time deposits	5,091	6,214
Purchase of stock of Federal Home Loan Bank	—	(189)
Proceeds from redemption of stock of Federal Home Loan Bank	219	—
Origination of loans	(35,302)	(2,811)
Purchase of loans	(929)	(24,397)
Principal repayments and participation sales on loans	35,009	25,173
Purchases of furniture, equipment and software	(46)	(6)

Net cash used in investing activities	(95,739)	(39,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	53,130	19,190
Proceeds from Federal Home Loan Bank advances	5,000	23,000
Repayment of the Federal Home Loan Bank advance	(4,900)	(16,000)
Proceeds from securities sold under agreements to repurchase	20,000	—
Purchase of treasury stock	—	(748)
Cash dividends paid on convertible preferred stock	(77)	(78)

Net cash provided by financing activities	73,153	25,364

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,705)	(12,164)
CASH AND CASH EQUIVALENTS — Beginning of year	39,708	25,288

CASH AND CASH EQUIVALENTS — End of period	$18,003	$13,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$10,108	$6,305
Income taxes paid	$265	$30

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in thousands, except per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financials statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2007 included in our Annual Report on Form 10-K.

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

New Accounting Pronouncements — In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value on each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of this statement on July 1, 2007 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). This statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the Statement is permitted as of the beginning of an entity’s fiscal year, provided the choice to early adopt is made within 120 days of the beginning of the fiscal year of adoption and the entity has not yet issued financial statements for any interim period of that fiscal year. We expect to adopt SFAS #159 on July 1, 2008.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006.

The Company adopted FIN 48 effective July 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on our provision for income taxes for the three months ended September 30, 2007. The adoption of FIN 48 had no effect on our financial condition or results of operations. The Company is subject to federal income tax and income tax of the state of California as well as various other states. Our federal income tax returns for the years ended June 30, 2004, 2005, 2006, and 2007 and our California state tax returns for the years ended June 30, 2003, 2004, 2005,2006 and 2007 are open to audit under the statutes of limitations by the Internal Revenue Service and Franchise Tax Board. We record interest and penalties related to uncertain tax positions as part of income tax expense. There was no penalty or interest expense recorded for the first quarter of 2007 and 2006. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of this EITF to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 on July 1, 2007 did not have a material impact on the Company’s consolidated financial position or results of operations.

3.	INVESTMENT SECURITIES

The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of September 30, 2007:

	September 30, 2007
Available for sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$376,825	$2,040	$(483)	$378,382

	$376,825	$2,040	$(483)	$378,382

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of September 30, 2007:

	September 30, 2007
Held to maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$22,753	$133	$(21)	$22,865
Collateralized debt obligations	11,092	—	(512)	10,580
U.S. Government agency debt	38,774	33	(78)	38,729

	$72,619	$166	$(611)	$72,174

The Company believes that the estimated fair value of the securities disclosed above is dependent upon market interest rates. Although the fair value will fluctuate as market interest rates move, the majority of the investment portfolio consists of mortgage-backed securities from GNMA, FNMA and FHLMC. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full. No loss in principal is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability and intent to hold these securities until they mature or for a period of time sufficient to allow for a recovery in the fair value. Thus, unrealized losses are not other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment.

4.	STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the 1999 Stock Option Plan, as amended and restated, and the 2004 Stock Incentive Plan (collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants.

1999 Stock Option Plan—In July 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan and in August 2001, the Company’s shareholders approved an amendment to the 1999 Plan such that 15% of the outstanding shares of the Company would always be available for grants under the 1999 Plan. The 1999 Plan is designed to encourage selected employees and directors to improve operations and increase profits and to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The 1999 Plan provisions require that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and nonqualified options. The options issued under the 1999 Plan generally vest over periods between three and five years. Option expiration dates are established by the plan administrator but may not be later than 10 years after the date of the grant.

2004 Stock Incentive Plan—In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Stock Incentive Plan. The maximum number of shares of common stock available for issuance under the 2004 Stock Incentive Plan, plus the number of shares of common stock available for issuance under the 1999 Stock Option Plan will be equal to 14.8% of the Company’s outstanding common stock at any time. However, the number of shares available for issuance as restricted stock grants may not exceed 5% of the Company’s outstanding common stock (subject to the overall maximum of 14.8% of the outstanding shares of common stock). Each share of restricted stock that is issued under the 2004 Stock Incentive Plan and vests will be deemed to be the issuance of three shares for purposes of calculating the overall maximum number of shares of common stock available for issuance under the Plans but not for purposes of calculating the above 5% limit applicable to the issuance of restricted stock. At September 30, 2007, there were a maximum of 1,223,603 option shares available for issuance under the limits of the Plans described above.

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

The Company’s income before income taxes for the quarters ended September 30, 2007 and 2006 included stock option compensation expense of $97 and $99, respectively. At September 30, 2007, unrecognized compensation expense related to non-vested grants aggregated to $708 and is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
Remainder of fiscal:
2008	$283
2009	323
2010	94
2011	8

Total	$708

On July 24, 2006 and on October 19, 2006 the Company granted stock options for 140,000 and 20,000 shares, respectively to directors and employees under the 2004 Plan. The non-qualified stock options were issued with a grant-day exercise price, equal to the market price and with vesting periods of three years for directors and four years for employees, with no vesting until after 12 months. The fair value of each option awarded under the Plans is estimated on the date of grant based on the Black Scholes option pricing model. The weighted average grant-date fair value and the assumptions used in the valuations for each period are summarized as follows. There were no options granted during the quarter ended September 30, 2007.

	For the Three Months Ended September 30,
	2007	2006
Weighted-average grant-date fair value per share	—	$3.09
Assumptions used:	—
Risk-free interest rates	—	5.00%
Dividends	—	0%
Volatility	—	32.45%
Weighted-average expected life	—	6.0 to 6.25 years
Grant-date market and exercise price	—	$6.76 and $7.35

Prior to March 15, 2005, the Company was a nonpublic entity and used the minimum value method, which excludes a volatility factor in estimating the value of stock options in accordance with SFAS 123. The Company was a public entity at the time SFAS 123(R) became effective. After the Company became publicly traded on March 15, 2005, expected volatilities have been based on the historical volatility of the Company’s common stock and the common stock volatility of similar banks with a longer history of public trading. The weighted-average expected life of options granted is based upon an estimate of the life, as prescribed in SAB 107. A forfeiture rate of 1.5% was estimated in determining expense for the quarters, ended September 30, 2007 and 2006, based upon past experience.

A summary of stock option activity under the Plans during the period July 1, 2006 to September 30, 2007 is presented below:

	Number of Shares	Average Exercise Price Per Share
Outstanding – July 1, 2006	816,069	$7.08
Granted	160,000	$7.28
Exercised	(1,575)	$4.19
Cancelled	(37,500)	$8.94

Outstanding – June 30, 2007	936,994	$7.05
Cancelled	(500)	$7.35

Outstanding – September 30, 2007	936,494	$7.05

Options exercisable – June 30, 2007	651,924	$6.51
Options exercisable – September 30, 2007	713,863	$6.64

The following table summarizes information as of September 30, 2007 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Exercise Price
$4.19	380,583	2.7	380,583	$4.19
$6.76	20,000	9.1	—	—
$7.35	136,100	8.8	44,392	$7.35
$8.50	15,000	8.2	9,167	$8.50
$9.20	7,500	7.9	5,208	$9.20
$9.50	188,000	7.8	108,542	$9.50
$10.00	188,311	5.9	164,977	$10.00
$11.00	1,000	4.8	1,000	$11.00

$7.05	936,494	5.5	713,869	$6.64

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at September 30, 2007 were $1,236 and $1,220 respectively.

Restricted Stock Grants—Restricted stock totaling 16,100 shares were granted to directors on July 24, 2006. The restricted stock vests one-third on each one-year anniversary of the grant date.

The Company’s income before income taxes for the quarters ended September 30, 2007 and 2006 included restricted stock compensation expense of $24 and $21, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2007, unrecognized compensation expense related to non-vested grants aggregated $117 and is expected to be recognized in future periods as follows:

Restricted Stock Compensation Expense
Remainder of fiscal:
2008	$71
2009	43
2010	3

Total	$117

The following table presents the status and changes in restricted stock grants from July 1, 2006 through September 30, 2007:

	Restricted Stock Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2006	17,500	$9.50
Granted	16,100	$7.35
Vested	(5,831)	$9.50

Non-vested balance at June 30, 2007	27,769	$8.25
Vested	(11,201)	$8.47

Non-vested balance at September 30, 2007	16,568	$8.11

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At September 30, 2007, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

5.	EARNINGS PER SHARE

Information used to calculate earnings per share was as follows:

	Three Months Ended September 30,
	2007	2006
Net income	$747	$746
Dividends on preferred stock	(77)	(78)

Net income attributable to common shares	$670	$668

Weighted-average shares:
Basic weighted-average number of common shares outstanding and average common shares earned on restricted stock awards	8,248,158	8,347,608
Dilutive effect of stock options and grants	126,400	123,934

Dilutive weighted-average number of common shares outstanding	8,374,558	8,471,542

Net income per common share:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

Options and stock grants of 571,789 and 577,432 shares for the three months ended September 30, 2007 and 2006, respectively, were not included in determining diluted earnings per share, as they were antidilutive.

6.	COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments — The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2007, the Company had $8.0 million in commitments to fund loans.

7.	SUBSEQUENT EVENTS

On October 22, 2007, the Company executed an employment agreement (the “Employment Agreement”) with Gregory Garrabrants pursuant to which he was appointed to serve as the Company’s Chief Executive Officer (“CEO”) effective immediately. Upon appointment of Mr. Garrabrants as CEO, Gary Evans resigned as CEO, and remains as President and Chief Operating Officer of Bank of the Internet USA. The term of the Employment Agreement is from October 22, 2007 through October 22, 2011. Under the Employment Agreement, Mr. Garrabrants receives an annual base salary of $285,000, an annual short-term cash bonus, an initial restricted stock grant, an annual restricted stock grant and medical and other benefits. Mr. Garrabrants will earn an annual short-term bonus of a minimum of $137,000 and $86,000 for fiscal 2008 and 2009, respectively, which will be paid in quarterly installments during the year. Mr. Garrabrants has the opportunity to earn as much as $171,000 (or 60% of his base pay at the time) based upon annual objectives set by the Board of Directors. Also under the terms of the Employment Agreement, contingent upon shareholder approval of an increase in the share reserve in the Company’s stock incentive plan, Mr. Garrabrants is entitled to i) an initial restricted stock unit award of 83,000 shares, which vests ratably over four years and ii) an annual restricted stock unit award, starting at the end of fiscal 2008 and consisting of a minimum of 44,000 shares and 32,000 shares at the end of fiscal 2008 and 2009, respectively

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

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intends,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Risk Factors” in our Prospectus dated March 14, 2005, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2007, both of which have been filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.

General

Our company, BofI Holding, Inc., is the holding company for Bank of Internet USA, a consumer-focused, nationwide savings bank operating primarily over the Internet. We offer loans and deposits in all 50 states to our customers directly through our websites, including www.BankofInternet.com, www.BofI.com, www.RVbank.com and www.Apartmentbank.com. We are a unitary savings and loan holding company and, along with Bank of Internet USA, are subject to primary federal regulation by the Office of Thrift Supervision.

Using online applications on our websites, our customers apply for deposit products, including time deposits, interest-bearing demand accounts (including interest-bearing checking accounts) and savings accounts (including money market savings accounts). We originate small- to medium-size multifamily and single-family mortgage loans and secured consumer loans, primarily home equity and vehicle loans. More recently, we increased our efforts to originate consumer loans and limited our efforts to originate single family and multifamily loans. We also purchase mortgage loans and mortgage-backed securities. We manage our cash and cash equivalents based upon our need for liquidity, and we seek to minimize the assets we hold as cash and cash equivalents by investing our excess liquidity in higher yielding assets such as mortgage loans or mortgage-backed securities.

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

Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2007 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	September 30, 2007	June 30, 2007	September 30, 2006
Selected Balance Sheet Data:
Total assets	$1,024,713	$947,163	$766,223
Loans – net of allowance for loan losses	508,438	507,906	535,319
Allowance for loan losses	1,430	1,450	1,450
Mortgage-backed securities available for sale	378,382	296,068	162,151
Investment securities held to maturity	72,619	61,902	17,303
Total deposits	601,079	547,949	443,394
Securities sold under agreements to repurchase	110,000	90,000	—
Advances from the FHLB	227,412	227,292	243,206
Junior subordinated debentures	5,155	5,155	5,155
Total stockholders’ equity	75,333	72,750	70,849

	At or For the Three Months Ended September 30,
	2007	2006
Selected Income Statement Data:
Interest and dividend income	$13,622	$9,972
Interest expense	10,660	7,536

Net interest income	2,962	2,436
Provision for loan losses	5	(25)

Net interest income after provision for loan losses	2,957	2,461
Non-interest income	448	367
Non-interest expense	2,150	1,578

Income before income tax expense	1,255	1,250
Income tax expense	508	504

Net income	$747	$746

Net income attributable to common stock	$670	$668
Per Share Data:
Net income:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08
Book value per common share	$8.50	$7.93
Tangible book value per common share	$8.50	$7.93
Weighted average number of common shares outstanding:
Basic	8,248,158	8,347,608
Diluted	8,374,558	8,471,542
Common shares outstanding at end of period	8,267,590	8,308,825
Common shares issued at end of period	8,587,090	8,577,825

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or For the Three Months Ended September 30,
	2007	2006
Performance Ratios and Other Data:
Loan originations	$35,302	$2,811
Loan originations for sale	516	1,597
Loan purchases	929	24,397
Return on average assets	0.31%	0.40%
Return on average common stockholders’ equity	3.92%	4.08%
Interest rate spread[1]	0.93%	0.93%
Net interest margin[2]	1.24%	1.31%
Efficiency ratio[3]	63.0%	56.3%
Capital ratios:
Equity to assets at end of period	7.35%	9.25%
Tier 1 leverage (core) capital to adjusted tangible assets[4]	7.50%	8.98%
Tier 1 risk-based capital ratio[4]	14.78%	16.61%
Total risk-based capital ratio[4]	15.05%	16.96%
Tangible capital to tangible assets[4]	7.50%	8.98%
Asset Quality Ratios:
Net charge-offs to average loans outstanding[5]	—	—
Nonperforming loans to total loans ($)	0.03%	—
Allowance for loan losses to total loans	0.28%	0.27%
Allowance for loan losses to nonperforming loans - ratio	10.7 X	—

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

[3]	Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.

[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

[5]	Net charge-offs total $25,000 for the quarter ended September 30, 2007, less than 0.01%. There were no charge-offs in any prior quarter.

RESULTS OF OPERATIONS – Comparison of Three Months Ended September 30, 2007 and 2006

During the quarter ended September 30, 2007, we earned $747,000 or $0.08 per diluted share compared to $746,000, or $0.08 per diluted share for the three months ended September 30, 2006. Key comparisons between our operating results for the quarters ended September 30, 2007 and 2006 are:

•	net interest income increased $526,000 in 2007 primarily due to our 28.6% increase in average earning assets, which was partially offset by a 7 basis point decrease in net interest margin;

•	non-interest income increased $81,000 primarily due to higher mortgage loan prepayment penalty and service fees;

•

non-interest expense for the 2007 quarter increased $572,000 primarily due to increases in salaries and benefits, recruitment fees, advertising and promotional, and other general and administrative expenses.

Net Interest Income

Net interest income for the quarter ended September 30, 2007 totaled $3.0 million, a 25.0% increase compared to net interest income of $2.4 million for the quarter ended September 30, 2006.

Total interest and dividend income during the quarter ended September 30, 2007 increased 36.0% to $13.6 million, compared with $10.0 million during the quarter ended September 30, 2006. The increase in interest and dividend income for the quarter is attributable to growth in average earning assets, primarily mortgage-back securities. Comparing average balances for the quarters, September 2007 compared to 2006, investment securities grew 133.5%. Also contributing to the increase in interest income was higher rates on new loans and loan rate adjustments, which caused the loan portfolio yield for the 2007 quarter to increase 33 basis points. The net growth in average earning assets for the three-month was funded largely by increases in time deposits and securities sold under agreements to repurchase, which account for the majority of the increases in interest expense. Total interest expense during the quarter ended September 30, 2007 increased 42.7% to $10.7 million, compared with $7.5 million during the quarter ended September 30, 2006. Comparing average balances for the quarter, time deposits and securities sold under agreements to repurchase grew 61.8% compared to the 2006 quarter. Higher rates paid on new time deposits caused the time deposit rate for the 2007 quarter to increase 36 basis points compared with the same period in 2006. Similarly, higher rates paid on new FHLB advances caused the rate for the 2007 quarter to increase 19 basis points compared with the same period in 2006.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 7 basis points to 1.24% for the quarter ended September 30, 2007, compared with 1.31% for the quarter ended September 30, 2006. The net interest margin decline for the quarter was the result of unusually high borrower prepayments of seasoned multifamily loans purchased at a premium in 2004 and 2005. As result, loan premium amortization as an annual percent of the average multifamily loan balance for the quarter ended September 30, 2007 was 67 basis points, up 27 basis points from the 40 basis points charged on average over the last four quarters. The higher premium amortization reduced net interest margin by 9 basis points.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007			2006
	Average Balance	Interest Income / Expense	Rates Earned/ Paid [1]	Average Balance	Interest Income/ Expense	Rates Earned/ Paid [1]
	(Dollars in thousands)
Assets
Loans 2 3	$511,078	$7,494	5.87%	$523,943	$7,261	5.54%
Federal funds sold	28,585	366	5.12%	23,467	309	5.27%
Interest-bearing deposits in other financial institutions	11,957	176	5.89%	15,922	205	5.15%
Investment securities 3 4	388,630	5,418	5.58%	166,462	2,046	4.92%
Stock of FHLB, at cost	12,591	168	5.34%	11,285	151	5.35%

Total interest-earning assets	952,841	13,622	5.72%	741,079	9,972	5.38%
Non-interest earning assets	15,179			10,879

Total assets	$968,020			$751,958

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$73,980	$643	3.48%	$71,869	$522	2.91%
Time deposits	489,808	6,308	5.15%	362,664	4,342	4.79%
Securities sold under agreements to repurchase	96,848	1,081	4.46%	—	—
Advances from FHLB	223,472	2,524	4.52%	237,496	2,568	4.33%
Other borrowings	5,155	104	8.07%	5,155	104	8.15%

Total interest-bearing liabilities	889,263	10,660	4.79%	677,184	7,536	4.45%
Noninterest-bearing demand deposits	1,027			1,127
Other interest-free liabilities	4,260			3,001
Stockholders’ equity	73,470			70,646

Total liabilities and stockholders’ equity	$968,020			$751,958

Net interest income		$2,962			$2,436

Net interest spread [5]			0.93%			0.93%
Net interest margin [6]			1.24%			1.31%

[1]	Annualized

[2]	Loans include loans held for sale, loan premiums and unearned fees.

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

Analysis of Changes in Net Interest Income

Changes in net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities. The following table presents information regarding changes in interest income and interest expense for the periods indicated. The total change for each category of interest-earning asset and interest-bearing liability is segmented into the change attributable to changes in volume (changes in volume multiplied by prior rate), the change attributable to variations in interest rates (changes in rates multiplied by old volume) and the change attributable to changes in rate/volume (change in rate multiplied by the change in volume):

	For the Three Months Ended September 30,
	2007 vs 2006
	Increase (decrease) due to
	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
	(In Thousands)
Increase / (decrease) in interest income:

Loans	$(178)	$421	$(10)	$233
Federal funds sold	67	(9)	(1)	57
Interest-bearing deposits in other financial institutions	(51)	29	(7)	(29)
Investment securities	2,732	274	366	3,372
Stock of Federal Home Loan Bank	17	—	—	17

	$2,587	$715	$348	$3,650

Increase / (decrease) in interest expense:

Interest-bearing demand and savings	$15	$103	$3	$121
Time deposits	1,523	328	115	1,966
Securities sold under agreements to repurchase	1,081	—	—	1,081
Federal Home Loan Bank advances	(151)	113	(6)	(44)
Other borrowings	—	—	—	—

	$2,468	$544	$112	$3,124

Provision for Loan Losses

The loan loss provision was $5,000 for the quarter ended September 30, 2007, compared to a benefit of $25,000 for the quarter ended September 30, 2006. The provision for the 2007 quarter was the result of small net growth in our loan portfolio and the shifting of our loan mix out of multifamily mortgage loans and into home equity and RV loans. During the quarter ended September 30, 2006, our loan mix shifted out of multifamily mortgage loans and into single-family mortgages resulting in a loan loss benefit of $25,000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended September 30,
	2007	2006
	(in thousands)
Prepayment penalty fee income	$140	$103
Mortgage banking fee income	2	16
Gain on sale of securities	220	205
Banking service fees and other income	86	43

Total non-interest income	$448	$367

Non-interest income for the quarter ended September 30, 2007 increased $81,000, or 22.1% to $448,000 compared to $367,000 for the quarter ended September 30, 2006. The increase in prepayment penalty fee income was $37,000 and was due to higher average penalties on the multifamily loans that paid-off during the quarter ended September 30, 2007. The increase in banking service fees and other income was $43,000 and was primarily the result of growth in consumer loan fees and increased other income. During the three months ended September 30, 2007, available for sale securities were sold to reduce interest rate risk and increase yield.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended September 30,
	2007	2006
	(in thousands)
Salaries, benefits and stock-based compensation	$1,021	$719
Professional services	95	156
Occupancy and equipment	94	90
Data processing and internet	153	130
Advertising and promotional	301	151
Depreciation and amortization	25	21
Other general and administrative	461	311

Total	$2,150	$1,578

Efficiency ratio[1]	63.0%	56.3%
Non-interest expense as annualized % of average assets	0.89%	0.84%

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $2,150,000 for the three months ended September 30, 2007 up from $1,578,000 for the three months ended September 30, 2006.

Total salaries, benefits and stock-based compensation increased $302,000 to $1,021,000 for the quarter ended September 30, 2007, compared to $719,000 for the same quarter last year. Employment related fees for job placements increased $166,000 primarily due to fees paid to search for a new chief executive officer. The job placement fee increase represented 29% of the total increase in non-interest expense for the quarter. The remainder of the increase in salaries, benefits and stock-based compensation is related to staff increases in the consumer lending business.

[1]	Represents non-interest expense divided by the aggregate of net interest income before provision for loan losses and non-interest income.

Professional services, which include accounting and legal fees, decreased $61,000 for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. The decrease in professional services was primarily due to decreases in investor relations and loan consulting under contracts in 2006 that were no longer in place in 2007.

Data processing and internet expense increased $23,000 for the quarter ended September 30, 2007 compared to 2006 generally due to higher deposit and loan account volume and enhancements to internal software.

Advertising and promotion expense for the quarter ended September 30, 2007 increased $150,000 primarily due to increased activity for our home equity loan program. For the quarter ended September 30, 2007, the origination volume of home equity loans was $17.2 million, an increase of $14.6 million over the $2.6 million originated in the quarter ended September 30, 2006. The advertising and promotion increase represented 26% of the total increase in non-interest expense for the quarter.

Other general and administrative expense increased $150,000 primarily due to an increase in standard regulatory charges and home equity loan processing costs. The cost of FDIC and OTS standard regulatory charges increased $55,000 during the 2007 quarter compared to the 2006. Loan processing expense increased $77,000 due to increased home equity originations in the 2007 quarter compared to the 2006.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2007 and 2006 were 40.5% and 40.3%, respectively.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $77.5 million, or 8.2%, to $1,024.7 million, as of September 30, 2007, up from $947.2 million at June 30, 2007. The increase in total assets was primarily due to the purchase of mortgage-backed securities, which caused a net increase in mortgage-backed securities available for sale of $82.3 million. The asset growth was funded by a net increase in deposits totaling $53.1 million and $20.0 million in securities sold under repurchase agreements.

Loans

Net loans held for investment increased to $508.4 million at September 30, 2007 from $507.9 million at June 30, 2007. The decrease in our single-family and multi-family loan portfolio was attributable to principal repayments and payoffs. The home equity portfolio and the RV portfolio increased by $16.1 and $15.5 million, respectively and we expect these portfolios to continue to increase in the future.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2007		June 30, 2007
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$99,141	19.6%	$104,960	20.8%
Home equity	34,944	6.9%	18,815	3.8%
Multifamily (five units or more)	301,810	59.8%	325,880	64.6%
Commercial real estate and land	9,953	2.0%	11,256	2.2%
Consumer - Recreational vehicle	57,805	11.5%	42,327	8.4%
Other	834	0.2%	981	0.2%

Total loans	504,487	100.0%	504,219	100.0%

Allowance for loan losses	(1,430)		(1,450)
Unamortized premiums, net of deferred loan fees	5,381		5,137

Net loans	$508,438		$507,906

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through September 30, 2007, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more and on nonaccrual, restructured loans and other real estate owned, net. At September 30, 2007, our nonperforming loans totaled $134,000, or 0.03% of total loans at September 30, 2007.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2007, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history. Prior to the quarter ended September 30, 2007, we did not have any charge offs. During this quarter, we had net charge offs of $25,000 (gross charge offs of $47,000, less recoveries of $22,000) associated with our RV portfolio. The gross charge off of $47,000 during the quarter included three RV loans with unpaid principal totaling $149,000, less value received from repossession and sale of RVs. We have never had a charge-off associated with our mortgage loan portfolios. In March 2007, we commenced RV lending which has more credit risk than prime mortgage lending. We provide general loan loss reserves for our RV loans based upon the borrower credit score at the time of origination and based upon the type of RV. The provision for loan losses amounted an expense of $5,000 for the three months ended September 30, 2007, compared to the benefit of $25,000 for the three months ended September 30, 2006. General reserves will vary based upon the amount of loans and the loan type mix. Generally, the larger the increase in our loan portfolio the higher loan loss provisions will be. Increased consumer loan originations, compared to mortgage loan originations and purchases, will require additional provisions to increase our allowance for loan loss as a % of loans in the future.

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2007:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in thousands)
Balance at July 1, 2007	$256	$66	$850	$49	$223	$6	$1,450
Provision for loan loss	(19)	52	(103)	(5)	80	—	5
Write-offs	—	—	—	—	(47)	—	(47)
Recoveries	—	—	—	—	22	—	22

Balance at September 30, 2007	$237	$118	$747	$44	$278	$6	$1,430

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2007		June 30, 2007
	(Dollars in thousands)
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family	$237	16.57%	$256	17.66%
Home equity	118	8.25%	66	4.55%
Multifamily	747	52.24%	850	58.62%
Commercial real estate and land	44	3.08%	49	3.38%
Consumer - Recreational vehicles	278	19.44%	223	15.38%
Other	6	0.42%	6	0.41%

Total	$1,430	100.00%	$1,450	100.00%

Investment Securities

Total mortgage-backed securities available for sale were $378.4 million as of September 30, 2007, compared with $296.1 million at June 30, 2007. During the three months ended September 30, 2007, we purchased $129.7 million in mortgage-backed securities available for sale and received principal repayments of approximately $23.7 million. During that same period, we sold $26.6 million in available for sale mortgaged-backed securities to provide proceeds to purchase higher yielding mortgage-backed securities and to reduce our interest rate risk. We also purchased $12.3 million of mortgage-backed securities held to maturity. We currently classify agency mortgage-backed and debt securities as held to maturity at the time of purchase based upon small issue size and based on issue features, such as callable terms. Until we increase our level of origination of consumer and mortgage loans, we are likely to continue to increase our investments in mortgage-backed securities.

The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of September 30, 2007:

	September 30, 2007
Available for sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$376,825	$2,040	$(483)	$378,382

	$376,825	$2,040	$(483)	$378,382

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of September 30, 2007:

	September 30, 2007
Held to maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$22,753	$133	$(21)	$22,865
Collateralized debt obligations	11,092	—	(512)	10,580
U.S. Government agency debt	38,774	33	(78)	38,729

	$72,619	$166	$(611)	$72,174

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

Deposits

Deposits increased a net $53.2 million, or 9.7%, to $601.1 million at September 30, 2007, from $547.9 million at June 30, 2007. Our deposit growth was comprised of increases in time deposit accounts of $56.3 million offset by a decline in checking, savings, and money market accounts of $3.1 million. Our growth in deposits was the result of increased promotion and competitive pricing on time deposits. Our money market savings decreased as a result of less competitive rate pricing resulting in customer transfers to our higher rate time deposits or withdrawals.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2007		June 30, 2007
	Amount	Rate*	Amount	Rate*
	(Dollars in thousands)
Non-interest bearing	$896	0.00%	$993	0.00%
Interest bearing:
Demand	45,947	3.52%	48,575	3.52%
Savings	22,363	3.75%	22,840	3.75%

Time deposits:
Under $100,000	330,504	5.10%	298,767	5.06%
$100,000 or more	201,369	5.12%	176,774	5.09%

Total time deposits	531,873	5.11%	475,541	5.07%

Total interest bearing	600,183	4.94%	546,956	4.87%

Total deposits	$601,079	4.93%	$547,949	4.87%

*	Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type at the date indicated:

	September 30, 2007	June 30, 2007	September 30, 2006
Checking and savings accounts	8,280	8,315	8,377
Time deposits	19,091	17,502	15,294

Total number of deposit accounts	27,371	25,817	23,671

Securities Sold Under Agreements to Repurchase

Since November 2006, the Company has sold securities under various agreements to repurchase for total proceeds of $110,000. The repurchase agreements have interest rates between 3.50% and 4.65% and scheduled maturities between January 2012 and August 2017. Under these agreements, the Company may be required to repay the $110,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 7.1 years and the weighted average remaining period before such repurchase agreements could be called is 2.02 years.

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. FHLB advances increased marginally to $227.4 million as of September 30, 2007, representing a net increase of $0.1 million from June 30, 2007. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2007, a total of $43.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $43.0 million in advances is 3.1 years and the weighted average remaining period before such advances could be put to us is 0.7 years.

Stockholders’ Equity

Stockholders’ equity increased $2.5 million to $75.3 million at September 30, 2007 compared to $72.8 million at June 30, 2007. The increase was the result of our net income for three months of $0.7 million, a $1.8 million unrealized gain from our available for sale securities, and $0.1 million for paid in capital from stock-based compensation activity, partially offset by a $0.1 million for dividends paid to holders of our convertible preferred stock.

LIQUIDITY

During the three months ended September 30, 2007, we had net cash inflows from operating activities of $0.9 million compared to $1.7 million for the three months ended September 30, 2006. Net cash inflows for the periods ended in 2007 and 2006 were primarily due to net income earned during the period, plus the add-back of non-cash adjustments of amortization of loan and security premiums and an increase in accrued interest payable partially offset by the increase in accrued interest receivable and other assets.

Net cash outflows from investing activities totaled $95.7 million and $39.3 million for the three months ended September 30, 2007 and 2006, respectively. Net cash outflows from investing activities increased $56.4 million for the three months ended September 30, 2007 primarily due to an increase in purchases of investment securities available for sale and held to maturity by $51.0 million, a decrease of $12.0 million in proceeds from the sale of available for sale securities, partially offset by net loan funding activity and repayments of investment securities.

Our net cash provided by financing activities totaled $73.2 million and $25.4 million for the three months ended September 30, 2007 and 2006, respectively. Net cash provided from financing activities increased $47.8 million for the three months ended September 30, 2007 compared to September 30, 2006, primarily due to in flows from deposits of a net $33.9 million and in flow from reverse repurchases of $20.0 million, less net maturities of FHLB advances of $6.9 million. During the quarter, Bank of Internet USA could borrow up to 35.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. We increased our borrowing capacity at the FHLB to 40.0% of total assets in October 2007. Based on the loans and securities pledged at September 30, 2007 we had total borrowing capacity of $331.5 million, of which $227.4 million was outstanding and $104.1 million was available. At September 30, 2007, we also had a $10.0 million unsecured federal funds purchase line with a bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk.

We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We can increase our level of deposits and borrowings to address our future liquidity needs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At September 30, 2007 we had commitments to fund loans of $8.0 million. Time deposits due within one year of September 30, 2007 totaled $257.7 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of September 30, 2007:

		Payments Due by Period (1)
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(in thousands)
Long-term debt obligations (2)	$985,052	$340,039	$325,581	$188,785	$130,647
Operating lease obligations (3)	1,713	317	662	704	30

Total	$986,765	$340,356	$326,243	$189,489	$130,677

(1)	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2007.

(2)	Amounts include principal and interest due to recipient.

(3)	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The Office of Thrift Supervision requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2007, our bank met all the capital adequacy requirements to which it was subject. At September 30, 2007, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the bank’s capital levels. From time to time, we may need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet capital amounts, ratios and requirements at September 30, 2007 were as follows:

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$76,789	7.50%	$40,939	4.00%	$51,174	5.00%
Tier 1 capital (to risk weighted assets)	$76,789	14.78%	N/A	N/A	$31,177	6.00%
Total capital (to risk-weighted assets)	$78,219	15.05%	41,569	8.00%	$51,961	10.00%
Tangible capital (to tangible assets)	$76,789	7.50%	15,352	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually reprice within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets mature at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at September 30, 2007:

	Term to Repricing, Repayment, or Maturity at September 30, 2007
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total and Insensitive
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$18,003	$—	$—	$18,003
Interest-bearing deposits in other financial institutions	11,389	99	—	11,488
Investment securities [1]	84,542	248,236	118,223	451,001
Stock of the FHLB, at cost	12,602	—	—	12,602
Loans - net of allowance for loan loss [2]	207,024	165,271	136,143	508,438
Loans held for sale	—	—	—	—

Total interest-earning assets	333,560	413,606	254,366	1,001,532
Non-interest earning assets			—	23,181

Total assets	$333,560	$413,606	$254,366	$1,024,713

Interest-bearing liabilities:
Interest-bearing deposits [3]	$325,976	$274,207	$—	$600,183
Securities sold under agreements to repurchase [4]	—	10,000	100,000	110,000
Advances from the FHLB [4]	48,500	173,912	5,000	227,412
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	379,631	458,119	105,000	942,750
Other noninterest-bearing liabilities	—	—	—	6,630
Stockholders’ equity	—	—	—	75,333

Total liabilities and equity	$379,631	$458,119	$105,000	$1,024,713

Net interest rate sensitivity gap	$(46,071)	$(44,513)	$149,366	$58,782
Cumulative gap	$(46,071)	$(90,584)	$58,782	$58,782
Net interest rate sensitivity gap - as a % of interest earning assets	(13.81)%	(10.76)%	58.72%	5.87%
Cumulative gap - as % of cumulative interest earning assets	(13.81)%	(12.12)%	5.87%	5.87%

[1]

Comprised of U.S. government securities and mortgage-backed securities, which are classified as held to maturity and available for sale. The table reflects contractual repricing dates and does not estimate prepayments or calls.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our Bank regulators, the Office of Thrift Supervision. At June 30, 2007 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used 100 and 200 basis point decreases due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at June 30, 2007:

Assumed Interest Rate Change	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	(Dollars in thousands)
Up 300 basis points	$(31,949)	(37)%	6.01%
Up 200 basis points	$(18,665)	(22)%	7.30%
Up 100 basis points	$(7,830)	(9)%	8.29%
Base	—	—	8.94%
Down 100 basis points	$2,439	3%	9.03%
Down 200 basis points	$3,019	4%	8.94%

The board of directors of our bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model for each 100 basis point movement. As of September 30, 2007, the board’s established minimum was 6.0%, meaning that the net present value after a theoretical 300 basis point instantaneous increase in interest rates must be greater than 6.0%. At June 30, 2007, the bank ‘s net present value after a theoretical 300 basis point increase was 6.01%, 1 basis points above the board of directors minimum requirement of 6.0%.

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

•

A natural disaster or recurring energy shortage, especially in California, could harm our business. The Bank did not experience any serious long-term interruption in its business as a result of the wildfires in Southern California in October 2007.

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

These risks are described in more detail under “Risk Factors” in Item 1A of our Form 10-K for the year ended June 30, 2007. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we currently do not consider being significant based on information that is currently available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

.

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

BofI Holding, Inc.

Dated: November 7, 2007	By:	/s/ Gregory Garrabrants
Gregory Garrabrants Chief Executive Officer (Principal Executive Officer)