Form 10-Q
period 2007-12-31
BofI Holding, Inc.
filed 2008-02-12
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2007

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

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,287,590 shares of common stock as of February 11, 2008.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	December 31, 2007	June 30, 2007
ASSETS
Cash and due from banks	$513	$1,233
Federal funds sold	44,380	38,475

Total cash and cash equivalents	44,893	39,708
Time deposits in financial institutions	7,921	12,082
Investment securities available for sale	383,720	296,068
Investment securities held to maturity	56,499	61,902
Stock of the Federal Home Loan Bank, at cost	12,769	12,659
Loans — net of allowance for loan losses of $1,502 in December 2007, $1,450 in June 2007	517,345	507,906
Accrued interest receivable	6,161	6,013
Furniture, equipment and software — net	333	242
Deferred income tax	—	431
Bank-owned life insurance — cash surrender value	4,442	4,364
Other assets	6,101	5,788

TOTAL	$1,040,184	$947,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$952	$993
Interest bearing	599,216	546,956

Total deposits	600,168	547,949
Securities sold under agreements to repurchase	125,000	90,000
Advances from the Federal Home Loan Bank	227,430	227,292
Junior subordinated debentures	5,155	5,155
Accrued interest payable	2,569	2,712
Deferred income tax	1,405	—
Accounts payable and accrued liabilities	1,553	1,305

Total liabilities	963,280	874,413
STOCKHOLDERS’ EQUITY:
Convertible preferred stock — $10,000 stated value; 1,000,000 shares authorized; 515 shares issued and outstanding (December 2007) and 515 shares outstanding (June 2007)	5,063	5,063
Common stock — $.01 par value; 25,000,000 shares authorized; 8,607,090 shares issued and 8,287,590 shares outstanding (December 2007) and 8,587,090 shares issued and 8,267,590 shares outstanding (June 2007)	86	86
Additional paid-in capital	60,173	59,803
Accumulated other comprehensive income (loss), net of tax	1,675	(865)
Retained earnings	12,335	11,091
Treasury stock	(2,428)	(2,428)

Total stockholders’ equity	76,904	72,750

TOTAL	$1,040,184	$947,163

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$7,727	$7,407	$15,221	$14,668
Investments	7,244	3,324	13,372	6,035

Total interest and dividend income	14,971	10,731	28,593	20,703

INTEREST EXPENSE:
Deposits	7,546	5,376	14,496	10,240
Advances from the Federal Home Loan Bank	2,594	2,642	5,118	5,210
Other borrowings	1,401	210	2,587	314

Total interest expense	11,541	8,228	22,201	15,764

Net interest income	3,430	2,503	6,392	4,939
Provision (benefit) for loan losses	264	(80)	269	(105)

Net interest income, after provision for loan losses	3,166	2,583	6,123	5,044

NON-INTEREST INCOME:
Prepayment penalty fee income	45	37	185	140
Mortgage banking income	—	63	2	79
Gain on sale of securities	206	198	426	403
Banking service fees and other income	82	80	168	123

Total non-interest income	333	378	781	745

NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	1,358	750	2,379	1,469
Professional services	154	181	249	337
Occupancy and equipment	91	90	185	180
Data processing and internet	154	153	307	283
Advertising and promotional	174	109	475	260
Depreciation and amortization	30	21	55	42
Other general and administrative	449	309	910	620

Total non-interest expense	2,410	1,613	4,560	3,191

INCOME BEFORE INCOME TAXES	1,089	1,348	2,344	2,598
INCOME TAXES	438	541	946	1,045

NET INCOME	$651	$807	$1,398	$1,553

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$574	$728	$1,244	$1,396

COMPREHENSIVE INCOME	$1,395	$791	$3,938	$2,106

Basic earnings per share	$0.07	$0.09	$0.15	$0.17
Diluted earnings per share	$0.07	$0.09	$0.15	$0.17

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE — July 1, 2007	515	$5,063	8,587,090	(319,500)	8,267,590	$86	$59,803	$11,091	$(865)	$(2,428)	$72,750
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,398	—	—	1,398
Net unrealized gain from available for sale securities — net of income tax benefit and reclassifications	—	—	—	—	—	—	—	—	2,540	—	2,540

Total comprehensive income											$3,938

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(154)	—	—	(154)
Stock-based compensation expense	—	—	—	—	—	—	266	—	—	—	266
Stock options exercises			20,000		20,000		84				84
Tax effect of stock options exercised	—	—	—	—	—	—	25	—	—	—	25
Tax effect of stock options cancelled	—	—	—	—	—	—	(5)	—	—	—	(5)

BALANCE — December 31, 2007	515	$5,063	8,607,090	(319,500)	8,287,590	$86	$60,173	$12,335	$1,675	$(2,428)	$76,904

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,398	$1,553
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums on securities	547	128
Amortization of premiums and deferred loan fees	1,168	797
Amortization of borrowing costs	38	58
Stock-based compensation expense	266	266
Gain on sale of securities	(426)	(403)
Provision (benefit) for loan losses	269	(105)
Deferred income taxes	124	112
Origination of loans held for sale	(516)	(3,960)
Net gain on sale of loans held for sale	(2)	(17)
Proceeds from sale of loans held for sale	518	3,977
Depreciation and amortization	55	42
Stock dividends from Federal Home Loan Bank	(329)	(297)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(148)	(1,089)
Other assets	(391)	561
Accrued interest payable	(143)	1,014
Accounts payable and accrued liabilities	258	65

Net cash provided by operating activities	2,686	2,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(210,032)	(173,663)
Purchases of investment securities held to maturity and time deposits	(20,998)	(40,739)
Proceeds from sale of available for sale securities	75,576	74,746
Proceeds from repayments of available for sale securities	50,967	28,834
Proceeds from repayments of securities held to maturity and time deposits	30,515	15,473
Purchase of stock of Federal Home Loan Bank	—	(847)
Proceeds from redemption of stock of Federal Home Loan Bank	219	—
Origination of loans	(49,730)	(5,527)
Purchase of loans	(30,602)	(30,514)
Principal repayments and participation sales on loans	69,456	56,055
Purchases of furniture, equipment and software	(146)	(28)

Net cash used in investing activities	(84,775)	(76,210)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits	52,219	42,214
Proceeds from Federal Home Loan Bank advances	24,000	27,000
Repayment of the Federal Home Loan Bank advance	(23,900)	(21,000)
Proceeds from securities sold under agreements to repurchase	35,000	15,000
Purchase of treasury stock	—	(1,027)
Proceeds from exercise of common stock options	84	—
Tax benefit from exercise of common stock options	25
Cash dividends paid on convertible preferred stock	(154)	(157)

Net cash provided by financing activities	87,274	62,030

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,185	(11,478)
CASH AND CASH EQUIVALENTS — Beginning of year	39,708	25,288

CASH AND CASH EQUIVALENTS — End of period	$44,893	$13,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$22,305	$14,692
Income taxes paid	$975	$1,020

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financials statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three and the six months ended December 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2007 included in our Annual Report on Form 10-K.

Certain reclassifications have been made to the prior-period financial statements to conform to the current period presentation.

All dollar amounts presented in these notes are in thousands unless otherwise indicated.

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

New Accounting Pronouncements — In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). This statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the Statement is permitted as of the beginning of an entity’s fiscal year, provided the choice to early adopt is made within 120 days of the beginning of the fiscal year of adoption and the entity has not yet issued financial statements for any interim period of that fiscal year. We expect to adopt SFAS No. 159 on July 1, 2008.

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

The Company adopted FIN 48 effective July 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on our provision for income taxes for the three months ended September 30, 2007. The adoption of FIN 48 had no effect on our financial condition or results of operations. The Company is subject to federal income tax and income tax of the state of California as well as various other states. Our federal income tax returns for the years ended June 30, 2004, 2005, 2006, and 2007 and our California state tax returns for the years ended June 30, 2003, 2004, 2005, 2006 and 2007 are open to audit under the statutes of limitations by the Internal Revenue Service and Franchise Tax Board. We record interest and penalties related to uncertain tax positions as part of income tax expense. There was no penalty or interest expense recorded for the quarter or the six months ended December 31, 2007 or 2006. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

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

3. INVESTMENT SECURITIES

The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of December 31, 2007:

	December 31, 2007
Available for sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities
(GNMA, FNMA, FHLMC)	$370,851	$3,174	$(425)	$373,600
Preferred Stock - FNMA	10,072	48	—	10,120

	$380,923	$3,222	$(425)	$383,720

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of December 31, 2007:

	December 31, 2007
Held to maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$25,441	$248	$(30)	$25,659
Collateralized debt obligations	11,076	—	(319)	10,757
U.S. Government agency debt	19,982	50	—	20,032

	$56,499	$298	$(349)	$56,448

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

4. STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the 2004 Stock Incentive Plan (2004 Plan) and the 1999 Stock Option Plan (1999 Plan), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants.

2004 Stock Incentive Plan—In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s shareholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At December 31, 2007, there were a maximum of 1,350,877 shares available for issuance under the limits of the 2004 Plan.

1999 Stock Option Plan— In November 2007, the shareholders of the Company approved the termination of the 1999 Plan. No new option awards will be made under the 1999 Plan and the outstanding awards under the 1999 Plan will continue to be subject to the terms and conditions of the 1999 Plan. The options issued under the 1999 Plan generally vest over periods between three and five years.

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

The Company’s income before income taxes for the quarters ended December 31, 2007 and 2006 included stock option compensation expense of $97 and $122, respectively. For the six months ended December 31, 2007 and 2006 stock option compensation expense was $194 and $221, respectively. At December 31, 2007, unrecognized compensation expense related to non-vested stock option grants aggregated $609 and is expected to be recognized in future periods as follows:

		Stock Option Compensation Expense
Remainder of fiscal:
	2008	$184
	2009	322
	2010	94
	2011	9

Total		$609

The fair value of each option awarded under the Plans is estimated on the date of grant based on the Black Scholes option pricing model. The weighted average grant-date fair value and the assumptions used in the valuations for each period are summarized as follows. There were no options granted during the quarter or the six months ended December 31, 2007.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
Weighted-average grant-date fair value per share	—	$2.80	—	$2.80 to $3.09
Assumptions used:	—		—
Risk-free interest rates	—	4.75%	—	4.75 to 5.00%
Dividends	—	0%	—	0%
Volatility	—	31.87%	—	31.87 to 32.45%
Weighted-average expected life	—	6.25 years	—	6.0 to 6.25 years
Grant-date market and exercise price	—	$6.76	—	$6.76 to $7.35

Prior to March 15, 2005, the Company was a nonpublic entity and used the minimum value method, which excludes a volatility factor in estimating the value of stock options in accordance with SFAS 123. The Company was a public entity at the time SFAS 123(R) became effective. After the Company became publicly traded on March 15, 2005, expected volatilities have been based on the historical volatility of the Company’s common stock and the common stock volatility of similar banks with a longer history of public trading. The weighted-average expected life of options granted is based upon an estimate of the life, as prescribed in SAB 107. A forfeiture rate of 1.5% was estimated in determining expense for the six months ended December 31, 2007 and 2006, based upon past experience.

A summary of stock option activity under the Plans during the period July 1, 2006 to December 31, 2007 is presented below:

	Number of Shares	Average Exercise Price Per Share
Outstanding – July 1, 2006	816,069	$7.08
Granted	160,000	$7.28
Exercised	(1,575)	$4.19
Cancelled	(37,500)	$8.94

Outstanding – June 30, 2007	936,994	$7.05

Exercised	(20,000)	$4.19
Cancelled	(3,500)	$9.48

Outstanding – December 31, 2007	913,494	$7.11

Options exercisable – June 30, 2007	651,924	$6.51
Options exercisable – December 31, 2007	725,088	$6.78

The following table summarizes information as of December 31, 2007 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Exercise Price
$ 4.19	360,583	2.1	360,583	$4.19
$ 6.76	20,000	8.8	5,833	$6.79
$ 7.35	136,100	8.6	53,904	$7.35
$ 8.50	15,000	7.9	10,417	$8.50
$ 9.20	7,500	7.6	5,833	$9.20
$ 9.50	187,000	7.6	120,531	$9.50
$ 10.00	186,311	5.4	166,987	$10.00
$ 11.00	1,000	4.5	1,000	$11.00

$ 7.11	913,494	5.2	725,088	$6.78

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at December 31, 2007 were $1,075 and $1,070 respectively.

Restricted Stock and Restricted Stock Units— Under the Company’s 2004 Plan, employees and directors are eligible to receive grants of restricted stock and restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of issuance. On November 20, 2007, the Company’s Board of Directors awarded 115,200 restricted stock units to the chief executive officer and directors. The directors’ restricted stock units vest over three years, one-third on each anniversary date. The chief executive’s restricted stock units vest ratably on each of the four fiscal year ends of the initial term in his employment contract.

The Company’s income before income taxes for the quarters ended December 31, 2007 and 2006 included restricted stock compensation expense of $48 and $24, respectively. For the six months ended December 31, 2007 and 2006, the Company’s income before income taxes included restricted stock compensation expense of $72 and $45, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2007, unrecognized compensation expense related to non-vested grants aggregated $850 and is expected to be recognized in future periods as follows:

		Restricted Stock Compensation Expense
Remainder of fiscal:
	2008	$153
	2009	255
	2010	214
	2011	171
	2012	57

Total		$850

The following table presents the status and changes in non-vested restricted stock and restricted stock units grants from July 1, 2006 through December 31, 2007:

	Restricted Stock Shares and Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2006	17,500	$9.50
Granted	16,100	$7.35
Vested	(5,831)	$9.50

Non-vested balance at June 30, 2007	27,769	$8.25
Vested	(11,201)	$8.47
Granted	115,200	$7.00

Non-vested balance at December 31, 2007	131,768	$7.14

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At December 31, 2007, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

5. EARNINGS PER SHARE

Information used to calculate earnings per share was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income	$651	$807	$1,398	$1,553

Dividends on preferred stock	77	79	154	157

Net income attributable to common shares	$574	$728	$1,244	$1,396

Weighted-average shares:
Basic weighted-average number of common shares outstanding and average common shares earned on restricted stock awards	8,254,065	8,276,926	8,251,112	8,312,267
Dilutive effect of stock options	120,315	114,358	123,357	119,146

Dilutive weighted-average number of common shares outstanding	8,374,380	8,391,284	8,374,469	8,431,413

Net income per common share:
Basic	$0.07	$0.09	$0.15	$0.17
Diluted	$0.07	$0.09	$0.15	$0.17

Options and stock grants of 684,679 and 588,614 shares for the three months ended December 31, 2007 and 2006, respectively, were not included in determining diluted earnings per share, as they were antidilutive.

6. COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments — The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 2007, the Company had $71.8 million in commitments to originate or purchase loans.

7. EMPLOYMENT AGREEMENTS

On October 22, 2007, the Company executed an employment agreement (the “Employment Agreement”) with Gregory Garrabrants pursuant to which he was appointed to serve as the Company’s Chief Executive Officer (“CEO”) effective immediately. The term of the Employment Agreement is from October 22, 2007 through October 22, 2011. Under the Employment Agreement, Mr. Garrabrants receives an annual base salary of $285,000, an annual short-term cash bonus, an initial restricted stock grant, an annual restricted stock grant and medical and other benefits. Mr. Garrabrants will earn an annual short-term bonus of a minimum of $137,000 and $86,000 for fiscal 2008 and 2009, respectively, which will be paid in quarterly installments during the year. Mr. Garrabrants has the opportunity to earn as much as $171,000 (or 60% of his base pay at the time) as an annual short-term bonus based upon annual objectives set by the Board of Directors. Also under the terms of the Employment Agreement, Mr. Garrabrants is entitled to i) an initial restricted stock unit award of 83,000 shares, which vests ratably over four years and ii) an annual restricted stock unit award, starting at the end of fiscal 2008 and consisting of a minimum of 44,000 shares and 32,000 shares at the end of fiscal 2008 and 2009, respectively. The annual restricted stock unit award increases based upon the return on equity of the Company each year. Annual awards vest over three years from the grant date of each award after each fiscal year. The maximum annual restricted stock unit shares Mr. Garrabrants may be awarded in any year is 272,000 and the maximum aggregate number of shares for all restricted share awards under the Employment Agreement is 500,000 shares. Mr. Garrabrants will receive a relocation allowance not to exceed $95,000, net of income tax, and shall be entitled to the same paid vacation and fringe benefits including health and welfare benefits that all senior executives receive under the current Company policies. Upon termination of the Employment Agreement by the Company “without cause” or by Mr. Garrabrants for “good reason” (as such terms are defined in the Employment Agreement), Mr. Garrabrants will be entitled to (a) an amount in cash equal to two times his base salary, (b) a pro-rated portion of his annual short-term bonus, (c) accelerated vesting of his outstanding restricted stock unit awards, (d) at the Company’s election, either a pro-rated portion of his annual restricted stock unit award based upon the Company’s return on equity, or an equivalent amount in cash, and (e) continuation of health benefits for up to twelve months.

On October 22, 2007, the Company and Mr. Evans executed an amendment to the July 1, 2003 Employment Agreement by and between Gary Lewis Evans and Bank of Internet USA (the “Amendment”). The Amendment i) provides for the resignation of Mr. Evans duties from the office of CEO and appoints him Chief Operating Officer (“COO”) of Bank of Internet USA (the “Bank”) and ii) and provides that Mr. Evans will not be entitled to any severance payments unless or until the Bank terminates Mr. Evans’ employment or Mr. Evan’s terminates his employment, without cause.

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

Using online applications on our websites, our customers apply for deposit products, including time deposits, interest-bearing demand accounts (including interest-bearing checking accounts) and savings accounts (including money market savings accounts). We originate small- to medium-size multifamily and single-family mortgage loans and secured consumer loans, primarily home equity and vehicle loans. More recently, we increased our efforts to purchase single family and multifamily loans. We also purchase mortgage-backed securities. We manage our cash and cash equivalents based upon our need for liquidity, and we seek to minimize the assets we hold as cash and cash equivalents by investing our excess liquidity in higher yielding assets such as mortgage loans or mortgage-backed securities.

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

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	December 31, 2007	June 30, 2007	December 31, 2006
Selected Balance Sheet Data:
Total assets	$1,040,184	$947,163	$803,368
Loans – net of allowance for loan losses	517,345	507,906	512,935
Allowance for loan losses	1,502	1,450	1,370
Investment securities available for sale	383,720	296,068	198,532
Investment securities held to maturity	56,499	61,902	40,027
Total deposits	600,168	547,949	466,418
Securities sold under agreements to repurchase	125,000	90,000	15,000
Advances from the FHLB	227,430	227,292	242,235
Junior subordinated debentures	5,155	5,155	5,155
Total stockholders’ equity	76,904	72,750	71,428

	At or For the Three Months Ended December 31,		At or For the Six Months Ended December 31,
	2007	2006	2007	2006
Selected Income Statement Data:
Interest and dividend income	$14,971	$10,731	$28,593	$20,703
Interest expense	11,541	8,228	22,201	15,764

Net interest income	3,430	2,503	6,392	4,939
Provision for loan losses	264	(80)	269	(105)

Net interest income after provision for loan losses	3,166	2,583	6,123	5,044
Non-interest income	333	378	781	745
Non-interest expense	2,410	1,613	4,560	3,191

Income before income tax expense	1,089	1,348	2,344	2,598
Income tax expense	438	541	946	1,045

Net income	$651	$807	$1,398	$1,553

Net income attributable to common stock	$574	$728	$1,244	$1,396

Per Share Data:
Net income:
Basic	$0.07	$0.09	$0.15	$0.17
Diluted	$0.07	$0.09	$0.15	$0.17
Book value per common share	$8.67	$8.01	$8.67	$8.01
Tangible book value per common share	$8.67	$8.01	$8.67	$8.01
Weighted average number of common shares outstanding:
Basic	8,254,065	8,276,926	8,251,112	8,312,267
Diluted	8,374,380	8,391,284	8,374,469	8,431,413
Common shares outstanding at end of period	8,287,590	8,268,825	8,287,590	8,268,825
Common shares issued at end of period	8,607,090	8,577,825	8,607,090	8,577,825

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or For the Three Months Ended December 31,			At or For the Six Months Ended December 31,
	2007		2006	2007		2006
Performance Ratios and Other Data:
Loan originations	$14,428		$2,716	$49,730		$5,527
Loan originations for sale	—		2,363	516		3,960
Loan purchases	29,673		6,117	30,602		30,514
Return on average assets	0.25%		0.41%	0.28%		0.40%
Return on average common stockholders’ equity	3.24%		4.39%	3.57%		4.24%
Interest rate spread[1]	1.02%		0.90%	0.97%		0.91%
Net interest margin[2]	1.34%		1.29%	1.29%		1.30%
Efficiency ratio[3]	64.0%		56.0%	63.6%		56.1%
Capital ratios:
Equity to assets at end of period	7.39%		8.89%	7.39%		8.89%
Tier 1 leverage (core) capital to adjusted tangible assets[4]	7.48%		8.69%	7.48%		8.69%
Tier 1 risk-based capital ratio[4]	15.39%		17.38%	15.39%		17.38%
Total risk-based capital ratio[4]	15.69%		17.72%	15.69%		17.72%
Tangible capital to tangible assets[4]	7.48%		8.69%	7.48%		8.69%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.04%		—	0.04%		—
Nonperforming loans to total loans	0.05%		—	0.05%		—
Allowance for loan losses to total loans held for investment	0.29%		0.27%	0.29%		0.27%
Allowance for loan losses to nonperforming loans	6.0	X	—	6.0	X	—

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
[3]	Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.
[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

RESULTS OF OPERATIONS – Comparison of Three Months and the Six Months Ended December 31, 2007 and 2006

During the quarter ended December 31, 2007, we earned $651,000 or $0.07 per diluted share compared to $807,000, or $0.09 per diluted share for the three months ended December 31, 2006. Key comparisons between our operating results for the quarters ended December 31, 2007 and 2006 are:

•

net interest income increased $927,000 in 2007 due to our 31.9% increase in average earning assets from increased investment in mortgage-backed securities and due to a 5 basis point increase in our net interest margin;

•	loan loss provisions were $264,000 this quarter due to loan portfolio growth and increased loss reserve allocation for recreational vehicle loans;

•

non-interest expense for the 2007 quarter increased $797,000 primarily due to increases in salaries and benefits, $169,000 for moving allowance and one-time fees associated with hiring the new chief executive officer, advertising and promotional, and other general and administrative expenses.

For the six months ended December 31, 2007, we earned $1.4 million or $0.15 per diluted share compared to $1.6 million, or $0.17 per diluted share for the six months ended December 31, 2006.

Net Interest Income

Net interest income for the quarter ended December 31, 2007 totaled $3.4 million, a 36.0% increase compared to net interest income of $2.5 million for the quarter ended December 31, 2006. Net interest income for the six months ended December 31, 2007 increased 30.6% to $6.4 million up from the $4.9 million for the six months ended December 31, 2006.

Total interest and dividend income during the quarter ended December 31, 2007 increased 40.2% to $15.0 million, compared with $10.7 million during the quarter ended December 31, 2006. For the six months ended December 31, 2007, total interest and dividend income increased 38.2% to $28.6 million, compared to $20.7 million for the six months ended in 2006. The increase in interest and dividend income for the quarter and the six months is attributable to growth in average earning assets, primarily investment securities and higher rates earned on loans. The average balance of investment securities (primarily mortgage-backed securities) increased 108.1% and 119.1% when compared for the three-month and the six-month periods ended December 31, 2007 and 2006, respectively. The increase in interest income was also the result of our higher rates earned on new loans including recreational vehicles and home equity loans. The loan portfolio yield increased 46 and 39 basis points when compared with the three-month and six-month periods. The net growth in average earning assets for the three-month and the six-month periods was funded largely by increases in time deposits and securities sold under agreements to repurchase, which account for the majority of the increases in interest expense. Total interest expense increased 40.2% to $11.5 million for the quarter ended December 31, 2007 compared with $8.2 million for the quarter ended December 31, 2006. For the six months ended December 31, 2007, total interest expense increased 40.5% to $22.2 million, compared to $15.8 million for the six months ended in 2006. The average balances for time deposits and securities sold under agreements to repurchase increased 62.6% and 60.7 % when compared for the three-month and the six-month periods ended December 31, 2007 and 2006, respectively. Also contributing to the increase in total interest expense were higher funding rates for time deposits and FHLB advances. The average time deposit rate increased 22 and 33 basis points when compared with the three-month and the six-month periods ended December 31, 2007 and 2006, respectively. Similarly, higher rates paid on FHLB advances used to replace maturing advances caused an increase of 18 and 19 basis points when compared with the three-month and the six-month periods ended December 31, 2007 and 2006, respectively.

Net interest margin, defined as net interest income divided by average earning assets, increased by 5 basis points to 1.34% for the quarter ended December 31, 2007, compared with 1.29% for the quarter ended December 31, 2006. The net interest margin increase was the result of growth in the yield of our investment securities and the yield on our new originations of recreational vehicles and home equity loans.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2007 and 2006:

	For the Three Months Ended December 31,
	2007			2006
	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]
	(Dollars in thousands)
Assets
Loans 2 3	$505,942	$7,727	6.11%	$523,934	$7,407	5.65%
Federal funds sold	42,728	477	4.47%	8,761	115	5.25%
Interest-bearing deposits in other financial institutions	10,057	125	4.97%	14,552	201	5.53%
Investment securities 3 4	454,913	6,465	5.69%	218,571	2,830	5.18%
Stock of FHLB, at cost	12,685	177	5.58%	12,046	178	5.91%

Total interest-earning assets	1,026,325	14,971	5.84%	777,864	10,731	5.52%
Non-interest earning assets	14,905			10,575

Total assets	$1,041,230			$788,439

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$66,411	$603	3.63%	$60,432	$505	3.34%
Time deposits	539,241	6,943	5.15%	394,929	4,871	4.93%
Securities sold under agreements to repurchase	119,022	1,300	4.37%	9,783	106	4.33%
Advances from FHLB	228,932	2,594	4.53%	242,753	2,642	4.35%
Other borrowings	5,155	101	7.84%	5,155	104	8.07%

Total interest-bearing liabilities	958,761	11,541	4.82%	713,052	8,228	4.62%
Noninterest-bearing demand deposits	1,008			1,021
Other interest-free liabilities	5,439			2,840
Stockholders’ equity	76,022			71,526

Total liabilities and stockholders’ equity	$1,041,230			$788,439

Net interest income		$3,430			$2,503

Net interest spread [5]			1.02%			0.90%
Net interest margin [6]			1.34%			1.29%

[1]	Annualized
[2]	Loans include loans held for sale, loan premiums and unearned fees.
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

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2007 and 2006:

	For the Six Months Ended December 31,
	2007			2006
	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]
	(Dollars in thousands)
Assets

Loans 2 3	$508,510	$15,221	5.99%	$523,938	$14,668	5.60%
Federal funds sold	35,657	843	4.73%	16,114	424	5.26%
Interest-bearing deposits in other financial institutions	11,006	284	5.16%	15,237	406	5.33%
Investment securities 3 4	421,771	11,900	5.64%	192,516	4,876	5.07%
Stock of FHLB, at cost	12,638	345	5.46%	11,666	329	5.64%

Total interest-earning assets	989,582	28,593	5.78%	759,471	20,703	5.45%
Non-interest earning assets	15,043			10,727

Total assets	$1,004,625			$770,198

Liabilities and Stockholders’ Equity

Interest-bearing demand and savings	$68,477	$1,246	3.64%	$61,348	$1,027	3.35%
Time deposits	516,243	13,250	5.13%	383,599	9,213	4.80%
Securities sold under agreements to repurchase	107,935	2,381	4.41%	4,891	105	4.29%
Advances from FHLB	226,202	5,118	4.53%	240,125	5,210	4.34%
Other borrowings	5,155	206	7.99%	5,155	209	8.11%

Total interest-bearing liabilities	924,012	22,201	4.81%	695,118	15,764	4.54%
Noninterest-bearing demand deposits	1,017			1,074
Other interest-free liabilities	4,850			2,920
Stockholders’ equity	74,746			71,086

Total liabilities and stockholders’ equity	$1,004,625			$770,198

Net interest income		$6,392			$4,939

Net interest spread [5]			0.97%			0.91%
Net interest margin [6]			1.29%			1.30%

[1]	Annualized

[2]	Loans include loans held for sale, loan premiums and unearned fees.

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

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2007 vs 2006				2007 vs 2006
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate / Volume	Total net Increase (Decrease)	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
	(In Thousands)
Increase / (decrease) in interest income:
Loans	$(254)	$603	$(29)	$320	$(432)	$1,022	$(37)	$553
Federal funds sold	446	(17)	(67)	362	514	(43)	(52)	419
Interest-bearing deposits in other financial institutions	(62)	(20)	6	(76)	(113)	(13)	4	(122)
Mortgage-backed security	3,061	279	295	3,635	5,812	549	663	7,024
Stock of Federal Home Loan Bank	9	(10)	—	(1)	27	(11)	—	16

	$3,200	$835	$205	$4,240	$5,808	$1,504	$578	$7,890

Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$50	$44	$4	$98	$119	$89	$11	$219
Time deposits	1,779	217	76	2,072	3,183	633	221	4,037
Securities sold under agreements to repurchase	1,183	1	10	1,194	2,210	3	63	2,276
Federal Home Loan Bank advances	(150)	109	(7)	(48)	(302)	228	(18)	(92)
Other borrowings	—	(3)	—	(3)	—	(3)	—	(3)

	$2,862	$368	$83	$3,313	$5,210	$950	$277	$6,437

Provision for Loan Losses

The loan loss provision was $264,000 for the quarter ended December 31, 2007, compared to a benefit of $80,000 for the quarter ended December 31, 2006. For the six months ended December 31, 2007, loan loss provisions totaled $269,000, compared to a benefit of $105,000 for the six months ended December 31, 2006. The increased provision for the quarter ended December 31, 2007 was the result of loan growth, continued changes in portfolio mix and higher estimated losses from our recreational vehicle portfolio. The benefit provisions in 2006 resulted from shifting our asset mix out of mortgage loans and into government-sponsored mortgage-backed securities, which do not require loan loss reserves. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Prepayment penalty fee income	$45	$37	$185	$140
Mortgage banking fee income	—	63	2	79
Gain on sale of securities	206	198	426	403
Banking service fees and other income	82	80	168	123

Total non-interest income	$333	$378	$781	$745

Non-interest income for the quarter ended December 31, 2007 decreased $45,000, or 11.9% to $333,000 compared to $378,000 for the quarter ended December 31, 2006. For the six months ended December 31, 2007 non-interest income increased 4.8%. Decreased loan originations from mortgage banking reduced fee income in 2007 compared to 2006. Prepayment penalty fee income increased in 2007 compared to 2006 as more customers elected to prepay their multifamily and commercial mortgage loans.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Salaries, benefits and stock-based compensation	$1,358	$750	$2,379	$1,469
Professional services	154	181	249	337
Occupancy and equipment	91	90	185	180
Data processing and internet	154	153	307	283
Advertising and promotional	174	109	475	260
Depreciation and amortization	30	21	55	42
Other general and administrative	449	309	910	620

Total	$2,410	$1,613	$4,560	$3,191

Efficiency ratio[1]	64.0%	56.0%	63.6%	56.1%
Non-interest expense as annualized % of average assets	0.93%	0.82%	0.91%	0.83%

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and other operating expenses, was $2.4 million for the three months ended December 31, 2007 up from $1.6 million for the three months ended December 31, 2006. Non-interest expense increased to $4.6 million for the six months ended December 31, 2007 compared to $3.2 million for the six months ended December 31, 2006.

Total salaries, benefits and stock-based compensation increased $608,000 to $1,358,000 for the quarter ended December 31, 2007, compared to $750,000 for the same quarter last year. The increase this quarter includes $169,000 for relocation and other one-time fees for our new chief executive officer who assumed his position in October 2007. The balance of the increase is primarily the result

[1]	Represents non-interest expense divided by the aggregate of net interest income before provision for loan losses and non-interest income.

of growth in our consumer loan business, as our bank staff increased from 28 full time equivalents to 47 full-time equivalents between December 31, 2006 and 2007. For the six months ended December 31, 2007, compensation increased $910,000 of which $294,000 is one-time fees associated with our new chief executive officer. The remainder of the increase in salaries, benefits and stock-based compensation is primarily related to staff increases in the consumer lending business.

Professional services, which include accounting and legal fees, decreased $27,000 for the quarter and $88,000 for the six-month comparison. The decrease in professional services was primarily due to the completion of a loan consulting contract in 2006 that was no longer in place in 2007 and a reduction in investor relations expenses.

Advertising and promotion expense increased $65,000 and $215,000 for the comparison of the three-month and six-month periods ending December 31, 2007 and 2006. These increases were primarily due to increased activity for internet advertising and lead acquisitions for our home equity loan program. For the quarter ended December 31, 2007, the origination volume of home equity loans was $9.4 million; an increase of $7.4 million over the $2.0 million originated in the quarter ended December 31, 2006.

Other general and administrative expense increased $140,000 and $290,000 when comparing the three-month and six-month periods ending December 31, 2007 and 2006. The cost of our FDIC and OTS standard regulatory charges increased $81,000 during the quarter and increased $136,000 for the six-month period ended December 31, 2007 compared to the same periods in 2006. Loan processing expense increased $25,000 and $102,000 due to increased home equity loan originations for the three-month and six-month periods ending December 31, 2007 and 2006.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2007 and 2006 were 40.22% and 40.13%, respectively. Our effective income tax rates for the six months ended December 31, 2007 and 2006 were 40.36% and 40.22%, respectively.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $93.0 million, or 9.8%, to $1,040.2 million, as of December 31, 2007, up from $947.2 million at June 30, 2007. The increase in total assets was primarily due to the purchase of mortgage-backed securities, which caused a net increase in mortgage-backed securities available for sale of $87.7 million. The asset growth was funded by a net increase in deposits totaling $52.2 million and $35.0 million in securities sold under repurchase agreements.

Loans

Net loans held for investment increased to $517.3 million at from $507.9 million at June 30, 2007. The decrease in multi-family loan portfolio was attributable to principal repayments and payoffs. The home equity portfolio and the RV portfolio increased by $23.5 and $17.8 million, respectively, due to increased origination activity. The growth in the single-family portfolio resulted from $29.7 million in loan pool purchases during the quarter ended December 31, 2007.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2007		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate loans:
Single family (one to four units)	$122,229	23.8%	$104,960	20.8%
Home equity	42,310	8.2%	18,815	3.8%
Multifamily (five units or more)	279,699	54.5%	325,880	64.6%
Commercial real estate and land	9,197	1.8%	11,256	2.2%
Consumer - Recreational vehicle	60,172	11.7%	42,327	8.4%
Other	115	0.0%	981	0.2%

Total loans	513,722	100.0%	504,219	100.0%

Allowance for loan losses	(1,502)		(1,450)
Unamortized premiums, net of deferred loan fees	5,125		5,137

Net loans	$517,345		$507,906

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through December 31, 2007, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more and on nonaccrual, restructured loans and other real estate owned, net. At December 31, 2007, our nonperforming loans totaled $249,000, or 0.05% of total loans.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2007, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history. In March 2007, we commenced RV lending which has more credit risk than prime mortgage lending. Prior to the year ended June 30, 2007, we did not have any charge offs. For the six-months ended December 31, 2007, we had net charge offs of $217,000 associated with our RV portfolio. We have never had a charge-off associated with our mortgage loan portfolios. We provide general loan loss reserves for our RV loans based upon the borrower credit score at the time of origination and based upon the type of RV. During the quarter ended December 31, 2007, based upon our loss experience to date, we increased our allowance for our RV loan portfolio resulting in an increased allocation of approximately $110,000 for the quarter. General reserves will vary based upon the amount of loans and the loan type mix. Generally, the larger the increase in our loan portfolio the higher loan loss provisions will be. Increased consumer loan originations, compared to mortgage loan originations and purchases, will require additional provisions to increase our allowance for loan loss as a % of loans in the future.

The following table summarizes activity in the allowance for loan losses for the six months ended December 31, 2007:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in thousands)
Balance at July 1, 2007	$256	$66	$850	$49	$223	$6	$1,450
Provision for loan loss	(6)	77	(188)	(10)	399	(3)	269
Write-offs	—	—	—	—	(239)	—	(239)
Recoveries	—	—	—	—	22	—	22

Balance at December 31, 2007	$250	$143	$662	$39	$405	$3	$1,502

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2007		June 30, 2007
	(Dollars in thousands)
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family	$250	16.65%	$256	17.66%
Home equity	143	9.52%	66	4.55%
Multifamily	662	44.07%	850	58.62%
Commercial real estate and land	39	2.60%	49	3.38%
Consumer - Recreational vehicles	405	26.96%	223	15.38%
Other	3	0.20%	6	0.41%

Total	$1,502	100.00%	$1,450	100.00%

Investment Securities

Total mortgage-backed securities available for sale were $383.7 million as of December 31, 2007, compared with $296.1 million at June 30, 2007. During the months ended, we purchased $199.9 million in mortgage-backed securities available for sale, $10.1 million in preferred stock, and received principal repayments of approximately $51.0 million. During that same period, we sold $75.6 million in available for sale mortgaged-backed securities to provide proceeds to purchase higher yielding mortgage-backed securities and to reduce our interest rate risk. We also purchased $17.8 million of mortgage-backed securities held to maturity and had $18.8 million in callable bonds called. We currently classify agency mortgage-backed and debt securities as held to maturity at the time of purchase based upon small issue size and based on issue features, such as callable terms. Until we increase our level of origination of consumer and mortgage loans, we are likely to continue to increase our investments in mortgage-backed securities.

The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of :

Available for sale	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	( In thousands )
Mortgage-backed securities (GNMA, FNMA, FHLMC)	$370,851	$3,174	$(425)	$373,600
Preferred Stock - FNMA	$10,072	$48	$—	$10,120

	$380,923	$3,222	$(425)	$383,720

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of :

Held to maturity	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$25,441	$248	$(30)	$25,659
(GNMA, FNMA, FHLMC)
Collateralized debt obligations	11,076	—	(319)	10,757
U.S. Government agency debt	19,982	50	—	20,032

	$56,499	$298	$(349)	$56,448

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

Deposits

Deposits increased a net $52.3 million, or 9.5%, to $600.2 million at December 31, 2007 from $547.9 million at June 30, 2007. Our deposit growth was comprised of increases in time deposit accounts of $56.3 million offset by a decline in checking, savings, and money market accounts of $3.1 million. Our growth in deposits was the result of increased promotion and competitive pricing on time deposits. Our money market savings decreased as a result of less competitive rate pricing resulting in customer transfers to our higher rate time deposits or withdrawals.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2007		June 30, 2007
	Amount	Rate*	Amount	Rate*
	(Dollars in thousands)
Non-interest bearing	$952	0.00%	$993	0.00%
Interest bearing:
Demand	45,105	3.54%	48,575	3.52%
Savings	22,126	3.76%	22,840	3.75%

Time deposits:
Under $100,000	328,997	5.12%	298,767	5.06%
$100,000 or more	202,988	5.14%	176,774	5.09%

Total time deposits	531,985	5.12%	475,541	5.07%

Total interest bearing	599,216	4.95%	546,956	4.87%

Total deposits	$600,168	4.95%	$547,949	4.87%

*	Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type at the date indicated:

	December 31, 2007	June 30, 2007	December 31, 2006
Checking and savings accounts	8,306	8,315	8,317
Time deposits	18,943	17,502	15,955

Total number of deposit accounts	27,249	25,817	24,272

Securities Sold Under Agreements to Repurchase

Since November 2006, the Company has sold securities under various agreements to repurchase for total proceeds of $125,000. The repurchase agreements have interest rates between 2.50% and 4.65% and scheduled maturities between January 2012 and October 2017. Under these agreements, the Company may be required to repay the $125,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 6.9 years and the weighted average remaining period before such repurchase agreements could be called is 1.4 years.

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At December 31, 2007, a total of $57.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $57.0 million in advances is 3.7 years and the weighted average remaining period before such advances could be put to us is 1.1 years.

Stockholders’ Equity

Stockholders’ equity increased $4.1 million to $76.9 million at December 31, 2007 compared to $72.8 million at June 30, 2007. The increase was the result of our net income for six months of $1.4 million, a $2.5 million unrealized gain from our available for sale securities, and $0.4 million for paid in capital from stock-based compensation activity, partially offset by a $0.2 million for dividends paid to holders of our convertible preferred stock.

LIQUIDITY

During the six months ended we had net cash inflows from operating activities of $2.7 million compared to $2.7 million for the six months ended 2006. Net cash inflows for the periods ended in and 2006 were primarily due to net income earned during the period, plus the add-back of non-cash adjustments of amortization of loan and security premiums and the decrease in accrued interest receivable, and partially offset by an increase in other assets, and a decrease in accrued interest payable.

Net cash outflows from investing activities totaled $84.8 million and $76.2 million for the six months ended December 31, 2007 and 2006, respectively. Net cash outflows from investing activities increased $8.6 million for the six months ended December 31, 2007 primarily due to a $44.2 million increase in loan originations, offset by a decrease from investment securities available for sale and held to maturity by $21.4 million, and an increase of $13.4 million in proceeds from loan principle repayments.

Our net cash provided by financing activities totaled $87.2 million and $62.0 million for the six months ended and 2006, respectively. Net cash provided from financing activities increased $25.2 million for the months ended compared to December 31, 2006, primarily due to in flows from deposits of a net $10.0 million and in flow from reverse repurchases of $20.0 million, less net maturities of FHLB advances of $5.9 million. During the quarter, Bank of Internet USA could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. We increased our borrowing capacity at the FHLB to 40.0% of total assets in October 2007. Based on the loans and securities pledged at December 31, 2007 we had total borrowing capacity of $409.8 million, of which $227.5 million was outstanding and $182.3 million was available. At December 31, 2007 we also had a $10.0 million unsecured federal funds purchase line with a bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk.

We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We can increase our level of deposits and borrowings to address our future liquidity needs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At December 31, 2007 we had commitments to fund loans of $71.8 million. Time deposits due within one year of December 31, 2007 totaled $270.9 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2007:

		Payments Due by Period[1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(in thousands)
Long-term debt obligations [2]	$1,005,761	$368,478	$295,170	$191,032	$151,081
Operating lease obligations [3]	1,635	319	668	648	—

Total	$1,007,396	$368,797	$295,838	$191,680	$151,081

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2007.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The Office of Thrift Supervision requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2007 our bank met all the capital adequacy requirements to which it was subject. At December 31, 2007 our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the bank’s capital levels. From time to time, we may need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet capital amounts, ratios and requirements at December 31, 2007 were as follows:

	Actual			For Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$77,679	7.48%	$41,528	4.00%	$51,910	5.00%
Tier 1 capital (to risk weighted assets)	$77,679	15.39%	N/A	N/A	$30,282	6.00%
Total capital (to risk-weighted assets)	$79,181	15.69%	40,376	8.00%	$50,470	10.00%
Tangible capital (to tangible assets)	$77,679	7.48%	15,573	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually reprice within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets mature at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at December 31, 2007:

	Term to Repricing, Repayment, or Maturity at December 31, 2007
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$44,893	$—	$—	$44,893
Interest-bearing deposits in other financial institutions	7,822	99	—	7,921
Investment securities [1]	99,461	283,385	57,373	440,219
Stock of the FHLB, at cost	12,769	—	—	12,769
Loans - net of allowance for loan loss [2]	197,125	162,738	157,482	517,345
Loans held for sale	—	—	—	—

Total interest-earning assets	362,070	446,222	214,855	1,023,147
Non-interest earning assets	—	—	—	17,037

Total assets	$362,070	$446,222	$214,855	$1,040,184

Interest-bearing liabilities:
Interest-bearing deposits [3]	$338,089	$261,127	$—	$599,216
Securities sold under agreements to repurchase [4]	—	15,000	110,000	125,000
Advances from the FHLB [4]	62,500	149,930	15,000	227,430
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	405,744	426,057	125,000	956,801
Other noninterest-bearing liablilities	—	—	—	6,479
Stockholders’ equity	—	—	—	76,904

Total liabilities and equity	$405,744	$426,057	$125,000	$1,040,184

Net interest rate sensitivity gap	$(43,674)	$20,165	$89,855	$66,346
Cumulative gap	$(43,674)	$(23,509)	$66,346	$66,346
Net interest rate sensitivity gap - as a % of interest earning assets	(12.06)%	4.52%	41.82%	6.48%
Cumulative gap - as % of cumulative interest earning assets	(12.06)%	(2.91)%	6.48%	6.48%

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our Bank regulators, the Office of Thrift Supervision. At September 30, 2007 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used 100 and 200 basis point decreases due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at September 30, 2007:

Assumed Interest Rate Change	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	(Dollars in thousands)
Up 300 basis points	$(27,013)	(33)%	5.66%
Up 200 basis points	$(14,800)	(18)%	6.75%
Up 100 basis points	$(5,937)	(7)%	7.47%
Base	—	—	7.90%
Down 100 basis points	$1,999	2%	7.95%
Down 200 basis points	$3,045	4%	7.88%

The board of directors of our bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model for each 100 basis point movement. As of December 31, 2007, the board’s established minimum was 5.50%, meaning that the net present value after a theoretical 300 basis point instantaneous increase in interest rates must be greater than 5.50%. The bank‘s net present value after a theoretical 300 basis point increase was 5.66%, 16 basis points above the board of directors minimum requirement at December 31, 2007.

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

•

A natural disaster or recurring energy shortage, especially in California, could harm our business. The Bank did not experience any serious long-term interruption in its business as a result of the wildfires experienced in Southern California in October 2007.

•	Our home equity loans and RV loans, as well as some of our multifamily residential and commercial real estate loans, are unseasoned, and significant defaults on such loans would harm our business.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.

•	Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

•	We purchase and originate loans in bulk or “pools.” We may experience lower yields or losses on loans because the assumptions we use may not always prove correct.

•	We invest in mortgage-backed securities and other securities issued by entities, which may be downgraded by large credit rating agencies decreasing the value of our securities.

•	Our success depends in large part on the continuing efforts of a few individuals. If we are unable to retain these personnel or attract, hire and retain others to oversee and manage our company, our business could suffer.

•	We depend on third-party service providers for our core banking technology, and interruptions in or terminations of their services could materially impair the quality of our services.

•	We are exposed to risk of environmental liability with respect to properties to which we take title.

•	We have risks of systems failure and security risks, including “hacking” and “identity theft.”

These risks are described in more detail under “Risk Factors” in Item 1A of our Form 10-K for the year ended June 30, 2007. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we currently do not consider being significant based on information that is currently available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On November 20, 2007, the Company held its Annual Meeting of Shareholders.

(b)	Shareholders voted on the following matters:

(i)	The election of Thomas J. Pancheri as director for a term to expire in 2010:

Votes:	For	Against	Withheld
	6,473,461	NA	409,345

(ii)	The election of Connie M. Paulus as director for a term to expire in 2010:

Votes:	For	Against	Withheld
	6,073,463	NA	809,343

(iii)	The election of Gordon L. Witter Jr. as director for a term to expire in 2010:

Votes:	For	Against	Withheld
	6,473,261	NA	409,545

(iv)	To Vote for or against amendment of the 2004 Stock Incentive Plan:

Votes:	For	Against	Abstaining	Broker Non-votes
	3,247,578	1,140,966	206,568	2,287,694

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: February 12, 2008	By:	/s/ Gregory Garrabrants
Chief Executive Officer
(Principal Executive Officer)