Form 10-Q
period 2008-03-31
BofI Holding, Inc.
filed 2008-05-06
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,287,590 shares of common stock as of May 2, 2008.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2008	June 30, 2007
ASSETS
Cash and due from banks	$2,918	$1,233
Federal funds sold	12,645	38,475

Total cash and cash equivalents	15,563	39,708
Time deposits in financial institutions	3,762	12,082
Investment securities available for sale	293,184	296,068
Investment securities held to maturity	168,892	61,902
Stock of the Federal Home Loan Bank, at cost	14,297	12,659
Loans — net of allowance for loan losses of $2,067 in March 2008, $1,450 in June 2007	599,198	507,906
Accrued interest receivable	6,216	6,013
Furniture, equipment and software — net	409	242
Deferred income tax	168	431
Bank-owned life insurance — cash surrender value	4,480	4,364
Other assets	3,935	5,788

TOTAL	$1,110,104	$947,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$909	$993
Interest bearing	589,133	546,956

Total deposits	590,042	547,949
Securities sold under agreements to repurchase	130,000	90,000
Advances from the Federal Home Loan Bank	302,448	227,292
Junior subordinated debentures	5,155	5,155
Accrued interest payable	2,784	2,712
Accounts payable and accrued liabilities	2,735	1,305

Total liabilities	1,033,164	874,413
STOCKHOLDERS’ EQUITY:
Convertible preferred stock — $10,000 stated value; 1,000,000 shares authorized; 515 shares issued and outstanding (March 2008) and 515 shares outstanding (June 2007)	5,063	5,063
Common stock — $.01 par value; 25,000,000 shares authorized; 8,607,090 shares issued and 8,287,590 shares outstanding (March 2008) and 8,587,090 shares issued and 8,267,590 shares outstanding (June 2007)	86	86
Additional paid-in capital	60,462	59,803
Accumulated other comprehensive income (loss), net of tax	482	(865)
Retained earnings	13,275	11,091
Treasury stock	(2,428)	(2,428)

Total stockholders’ equity	76,940	72,750

TOTAL	$1,110,104	$947,163

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$8,559	$7,183	$23,780	$21,851
Investments	7,615	4,150	20,987	10,185

Total interest and dividend income	16,174	11,333	44,767	32,036

INTEREST EXPENSE:
Deposits	7,187	5,367	21,683	15,607
Advances from the Federal Home Loan Bank	2,870	2,581	7,988	7,791
Other borrowings	1,456	515	4,043	829

Total interest expense	11,513	8,463	33,714	24,227

Net interest income	4,661	2,870	11,053	7,809
Provision (benefit) for loan losses	835	—	1,104	(105)

Net interest income, after provision for loan losses	3,826	2,870	9,949	7,914

NON-INTEREST INCOME:
Prepayment penalty fee income	45	144	230	284
Mortgage banking income	—	7	2	86
Gain on sale of securities	881	—	1,307	403
Banking service fees and other income	97	75	265	198

Total non-interest income	1,023	226	1,804	971

NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	1,659	766	4,038	2,235
Professional services	216	120	465	457
Occupancy and equipment	93	89	278	269
Data processing and internet	170	162	477	445
Advertising and promotional	230	122	705	382
Depreciation and amortization	37	23	92	65
Other general and administrative	733	321	1,643	941

Total non-interest expense	3,138	1,603	7,698	4,794

INCOME BEFORE INCOME TAXES	1,711	1,493	4,055	4,091
INCOME TAXES	693	631	1,639	1,676

NET INCOME	$1,018	$862	$2,416	$2,415

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$940	$784	$2,184	$2,180

COMPREHENSIVE INCOME (LOSS)	$(175)	$1,463	$3,763	$3,569

Basic earnings per share	$0.11	$0.09	$0.26	$0.26
Diluted earnings per share	$0.11	$0.09	$0.26	$0.26

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE — July 1, 2007	515	$5,063	8,587,090	(319,500)	8,267,590	$86	$59,803	$11,091	$(865)	$(2,428)	$72,750
Comprehensive income:
Net income	—	—	—	—	—	—	—	2,416	—	—	2,416
Net unrealized gain from available for sale securities — net of income tax benefit and reclassifications	—	—	—	—	—	—	—	—	1,347	—	1,347

Total comprehensive income											$3,763

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(232)	—	—	(232)
Stock-based compensation expense	—	—	—	—	—	—	555	—	—	—	555
Stock options exercises	—	—	20,000	—	20,000	—	84	—	—	—	84
Tax effect of stock options exercised	—	—	—	—	—	—	25	—	—	—	25
Tax effect of stock options cancelled	—	—	—	—	—	—	(5)	—	—	—	(5)

BALANCE — March 31, 2008	515	$5,063	8,607,090	(319,500)	8,287,590	$86	$60,462	$13,275	$482	$(2,428)	$76,940

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,416	$2,415
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, net accretion of discounts on investment securities	78	248
Amortization of premiums, net accretion of discounts and deferred loan fees	1,645	1,214
Amortization of borrowing costs	56	86
Stock-based compensation expense	555	363
Gain on sale of securities	(1,307)	(403)
Provision (benefit) for loan losses	1,104	(105)
Deferred income taxes	(653)	442
Origination of loans held for sale	(516)	(5,785)
Net gain on sale of loans held for sale	(2)	(23)
Proceeds from sale of loans held for sale	518	5,808
Depreciation and amortization	92	65
Stock dividends from Federal Home Loan Bank	(502)	(475)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(203)	(1,825)
Other assets	2,040	(1,781)
Accrued interest payable	72	1,499
Accounts payable and accrued liabilities	1,440	209

Net cash provided by operating activities	6,833	1,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(210,032)	(240,886)
Purchases of investment securities held to maturity and time deposits	(146,855)	(54,784)
Proceeds from sale of available for sale securities	145,606	74,746
Proceeds from repayments of available for sale securities	70,174	43,255
Proceeds from repayments of securities held to maturity and time deposits	48,798	20,483
Purchase of stock of Federal Home Loan Bank	(1,355)	(924)
Proceeds from redemption of stock of Federal Home Loan Bank	219	—
Origination of loans	(58,603)	(21,318)
Purchase of loans	(141,018)	(32,867)
Principal repayments and participation sales on loans	105,277	95,434
Purchases of furniture, equipment and software	(259)	(40)

Net cash used in investing activities	(188,048)	(116,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	42,093	37,249
Proceeds from Federal Home Loan Bank advances	141,000	33,000
Repayment of the Federal Home Loan Bank advance	(65,900)	(26,000)
Proceeds from securities sold under agreements to repurchase	40,000	60,000
Purchase of treasury stock	—	(1,027)
Proceeds from exercise of common stock options	84	—
Tax benefit from exercise of common stock options	25	—
Cash dividends paid on convertible preferred stock	(232)	(235)

Net cash provided by financing activities	157,070	102,987

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,145)	(11,962)
CASH AND CASH EQUIVALENTS — Beginning of year	39,708	25,288

CASH AND CASH EQUIVALENTS — End of period	$15,563	$13,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$33,589	$22,520
Income taxes paid	$1,395	$1,600

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED March 31, 2008 AND 2007

(Dollars in thousands, except per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financials statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”),are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2007 included in our Annual Report on Form 10-K.

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

New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). This Statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the Statement is permitted as of the beginning of an entity’s fiscal year, provided the choice to early adopt is made within 120 days of the beginning of the fiscal year of adoption and the entity has not yet issued financial statements for any interim period of that fiscal year. The Company expects to adopt SFAS No. 159 on July 1, 2008.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective as of the fiscal year beginning July 1, 2007.

The Company adopted FIN 48 effective July 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the three or nine months ended March 31, 2008. The adoption of FIN 48 had no effect on our financial condition or results of operations. The Company is subject to federal income tax and income tax of the state of California as well as various other states. The Company’s federal income tax returns for the years ended June 30, 2004, 2005, 2006, and 2007 and its California state tax returns for the years ended June 30, 2003, 2004, 2005, 2006 and 2007 are open to audit under the statutes of limitations by the Internal Revenue Service and California Franchise Tax Board. The Company records interest and penalties related to uncertain tax positions as part of income tax expense. There was no penalty or interest expense recorded for the quarter or the nine months ended March 31, 2008 or 2007. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of this EITF to have a material impact on the Company’s consolidated financial position or results of operations.

3.	INVESTMENT SECURITIES

The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of March 31, 2008:

Available for sale	March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	( In thousands )
Mortgage-backed securities
(GNMA, FNMA, FHLMC)	$282,305	$1,876	$(704)	$283,477
Preferred Stock - FNMA	10,072	—	(365)	9,707

	$292,377	$1,876	$(1,069)	$293,184

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of March 31, 2008:

Held to maturity	March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities (Government agency)	$23,797	$205	$(21)	$23,981
Mortgage-backed securities (Non-agency)	124,045	9,392	(4,616)	128,821
Collateralized debt obligations	11,067	—	(1,155)	9,912
U.S. Government agency debt	9,983	90	—	10,073

	$168,892	$9,687	$(5,792)	$172,787

The Company believes that the unrealized gains and losses on the securities disclosed above are primarily driven by changes in market interest rates. Other factors can influence market prices and more recently liquidity and economic uncertainty have increased the volatility of market pricing for mortgage-backed securities. Although the fair value will fluctuate, the majority of the investment portfolio consists of mortgage-backed securities from GNMA, FNMA and FHLMC and AAA-rated senior mortgage-backed securities (non-agency). If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full. No loss in principal is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability and intent to hold these securities until they mature or for a period of time sufficient to allow for a recovery in the fair value. Thus, unrealized losses are not other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment.

4.	STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the 2004 Stock Incentive Plan (“2004 Plan”) and the 1999 Stock Option Plan (1999 Plan), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants.

2004 Stock Incentive Plan—In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At March 31, 2008, there were a maximum of 1,350,877 shares available for issuance under the limits of the 2004 Plan.

1999 Stock Option Plan— In November 2007, the stockholders of the Company approved the termination of the 1999 Plan. No new option awards will be made under the 1999 Plan and the outstanding awards under the 1999 Plan will continue to be subject to the terms and conditions of the 1999 Plan. The options issued under the 1999 Plan generally vest over periods between three and five years.

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

The Company’s income before income taxes for the quarters ended March 31, 2008 and 2007 included stock option compensation expense of $206 and $74, respectively. For the nine months ended March 31, 2008 and 2007 stock option compensation expense was $400 and $295, respectively. At March 31, 2008, unrecognized compensation expense related to non-vested stock option grants aggregated $394 and is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
Remainder of fiscal:
2008	$69
2009	247
2010	71
2011	7

Total	$394

The fair value of each option awarded under the Plans is estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average grant-date fair value and the assumptions used in the valuations for each period are summarized as follows. There were no options granted during the quarter or the nine months ended March 31, 2008. There were no options granted during the quarter ended March 31, 2007.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted-average grant-date fair value per share	—	—	—	$2.80 to $3.09
Assumptions used:	—	—	—
Risk-free interest rates	—	—	—	4.75% to 5.0%
Dividends	—	—	—	0%
Volatility	—	—	—	31.87% to 32.45%
Weighted-average expected life	—	—	—	6.0 to 6.25 years
Grant-date market and exercise price	—	—	—	$6.76 to $7.35

Prior to March 15, 2005, the Company was a nonpublic entity and used the minimum value method, which excludes a volatility factor in estimating the value of stock options in accordance with SFAS 123. The Company was a public entity at the time SFAS 123(R) became effective. After the Company became publicly traded on March 15, 2005, expected volatilities have been based on the historical volatility of the Company’s common stock and the common stock volatility of similar banks with a longer history of public trading. The weighted-average expected life of options granted is based upon an estimate of the life, as prescribed in SAB 107. A forfeiture rate of 1.5% was estimated in determining expense for the nine months ended March 31, 2008 and 2007, based upon past experience.

A summary of stock option activity under the Plans during the period July 1, 2006 to March 31, 2008 is presented below:

	Number of Shares	Average Exercise Price Per Share
Outstanding – July 1, 2006	816,069	$7.08
Granted	160,000	$7.28
Exercised	(1,575)	$4.19
Cancelled	(37,500)	$8.94

Outstanding – June 30, 2007	936,994	$7.05

Exercised	(20,000)	$4.19
Cancelled	(3,500)	$9.48

Outstanding – March 31, 2008	913,494	$7.10

Options exercisable – June 30, 2007	651,924	$6.51
Options exercisable – March 31, 2008	786,471	$6.92

The following table summarizes information as of March 31, 2008 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Exercise Price
$4.19	360,583	1.9	360,583	$4.19
$6.76	20,000	8.6	7,083	$6.76
$7.35	136,100	8.3	77,938	$7.35
$8.50	15,000	7.7	11,667	$8.50
$9.20	7,500	7.4	6,458	$9.20
$9.50	187,000	7.3	146,146	$9.50
$10.00	186,311	5.1	175,596	$10.00
$11.00	1,000	4.3	1,000	$11.00

$7.11	913,494	4.9	786,471	$6.92

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at March 31, 2008 were $656 and $656 respectively.

Restricted Stock and Restricted Stock Units—Under the Company’s 2004 Plan, employees and directors are eligible to receive grants of restricted stock and restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant. On November 20, 2007, the Company’s Board of Directors granted 115,200 restricted stock units to the chief executive officer and directors. During the quarter ended March 31, 2008, two executives were granted a total of 16,053 in restricted stock units. The chief executive officer’s restricted stock units vest ratably on each of the four fiscal year ends of the initial term in his employment contract. All other restricted stock unit awards granted during the nine months ended March 31, 2008, vest over three years, one-third on each anniversary date.

The Company’s income before income taxes for the quarters ended March 31, 2008 and 2007 included restricted stock compensation expense of $83 and $23, respectively. For the nine months ended March 31, 2008 and 2007, the Company’s income before income taxes included restricted stock compensation expense of $155 and $68, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2008, unrecognized compensation expense related to non-vested grants aggregated $903 and is expected to be recognized in future periods as follows:

Restricted Stock Compensation Expense
Remainder of fiscal:
2008	$88
2009	300
2010	260
2011	198
2012	57

Total	$903

The following table presents the status and changes in non-vested restricted stock and restricted stock unit grants from July 1, 2006 through March 31, 2008:

	Restricted Stock Shares and Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2006	17,500	$9.50
Granted	16,100	$7.35
Vested	(5,831)	$9.50

Non-vested balance at June 30, 2007	27,769	$8.25
Vested	(11,201)	$8.47
Granted	131,253	$6.98

Non-vested balance at March 31, 2008	147,821	$7.11

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At March 31, 2008, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

5.	EARNINGS PER SHARE

Information used to calculate earnings per share was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income	$1,018	$862	$2,416	$2,415
Dividends on preferred stock	78	78	232	235

Net income attributable to common shares	$940	$784	$2,184	$2,180

Weighted-average shares:
Basic weighted-average number of common shares outstanding and average common shares earned on restricted stock awards	8,274,065	8,255,058	8,258,763	8,293,197
Dilutive effect of stock options	101,967	124,179	116,227	120,824

Dilutive weighted-average number of common shares outstanding	8,376,032	8,379,237	8,374,990	8,414,021

Net income per common share:
Basic	$0.11	$0.09	$0.26	$0.26
Diluted	$0.11	$0.09	$0.26	$0.26

Options and stock grants of 700,732 and 587,868 shares for the three and nine months ended March 31, 2008 and 2007, respectively, were not included in determining diluted earnings per share, as they were anti-dilutive.

6.	COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments — The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2008, the Company had $43.3 million in commitments to originate or purchase loans and investment securities.

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

On March 6, 2008, the Compensation Committee and the Board of Directors of the Company approved an amendment to the July 1, 2003 employment contract of Gary Lewis Evans to provide that the severance and vesting provisions of Mr. Evan’s employment contract are the same whether he resigns or is terminated without cause. The amendment was made in connection with the resignation of Mr. Evans as a director of the Company and its subsidiary, Bank of Internet USA and supersedes any prior amendment. As a result of the amendment of Mr. Evans employment agreement, registrant incurred a one-time pretax compensation expense of $352,000 in the quarter ended March 31, 2008.

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

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intends,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors summarized in Part II, Item 1A under the heading “Risk Factors” in this report, and discussed in greater detail under the heading “Risk Factors” in our Prospectus dated March 14, 2005, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2007, both of which have been filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.

General

Our company, BofI Holding, Inc., is the holding company for Bank of Internet USA, a consumer-focused, nationwide savings bank operating primarily over the Internet. We offer loans and deposits in all 50 states to our customers directly through our websites, including www.BankofInternet.com, www.BofI.com, and www.Apartmentbank.com. We are a unitary savings and loan holding company and, along with Bank of Internet USA, are subject to primary federal regulation by the Office of Thrift Supervision, or “OTS”.

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

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	March 31, 2008	June 30, 2007	March 31, 2007
Selected Balance Sheet Data:
Total assets	$1,110,104	$947,163	$846,976
Loans – net of allowance for loan losses	599,198	507,906	491,283
Allowance for loan losses	2,067	1,450	1,370
Investment securities available for sale	293,184	296,068	252,211
Investment securities held to maturity	168,892	61,902	49,662
Total deposits	590,042	547,949	461,453
Securities sold under agreements to repurchase	130,000	90,000	60,000
Advances from the FHLB	302,448	227,292	243,263
Junior subordinated debentures	5,155	5,155	5,155
Total stockholders’ equity	76,940	72,750	72,996

	At or For the Three Months Ended March 31,		At or For Nine Months Ended March 31,
	2008	2007	2008	2007
Selected Income Statement Data:
Interest and dividend income	$16,174	$11,333	$44,767	$32,036
Interest expense	11,513	8,463	33,714	24,227

Net interest income	4,661	2,870	11,053	7,809
Provision for loan losses	835	—	1,104	(105)

Net interest income after provision for loan losses	3,826	2,870	9,949	7,914
Non-interest income	1,023	226	1,804	971
Non-interest expense	3,138	1,603	7,698	4,794

Income before income tax expense	1,711	1,493	4,055	4,091
Income tax expense	693	631	1,639	1,676

Net income	$1,018	$862	$2,416	$2,415

Net income attributable to common stock	$940	$784	$2,184	$2,180
Per Share Data:
Net income:
Basic	$0.11	$0.09	$0.26	$0.26
Diluted	$0.11	$0.09	$0.26	$0.26
Book value per common share	$8.67	$8.21	$8.67	$8.21
Tangible book value per common share	$8.67	$8.21	$8.67	$8.21
Weighted average number of common shares outstanding:
Basic	8,274,065	8,255,058	8,258,763	8,293,197
Diluted	8,376,032	8,379,237	8,374,990	8,414,021
Common shares outstanding at end of period	8,287,590	8,276,515	8,287,590	8,276,515
Common shares issued at end of period	8,607,090	8,585,515	8,607,090	8,585,515

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or For the Three Months Ended March 31,			At or For the Nine Months Ended March 31,
	2008		2007	2008		2007
Performance Ratios and Other Data:
Loan originations	$8,873		$15,791	$58,603		$21,318
Loan originations for sale	—		1,825	516		5,785
Loan purchases	110,416		2,353	141,018		32,867
Return on average assets	0.38%		0.42%	0.31%		0.41%
Return on average common stockholders’ equity	5.10%		4.66%	4.10%		4.38%
Interest rate spread[1]	1.44%		1.06%	1.13%		0.97%
Net interest margin[2]	1.76%		1.42%	1.45%		1.34%
Efficiency ratio[3]	55.2%		51.8%	59.9%		54.6%
Capital ratios:
Equity to assets at end of period	6.93%		8.62%	6.93%		8.62%
Tier 1 leverage (core) capital to adjusted tangible assets[4]	7.13%		8.60%	7.13%		8.60%
Tier 1 risk-based capital ratio[4]	13.49%		15.47%	13.49%		15.47%
Total risk-based capital ratio[4]	13.84%		15.76%	13.84%		15.76%
Tangible capital to tangible assets[4]	7.13%		8.60%	7.13%		8.60%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.05%		—	0.09%		—
Nonperforming loans to total loans	0.09%		—	0.09%		—
Allowance for loan losses to total loans held for investment	0.34%		0.28%	0.34%		0.28%
Allowance for loan losses to nonperforming loans	3.7	X	—	3.7	X	—

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

[3]	Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.

[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

RESULTS OF OPERATIONS – Comparison of Three Months and the Nine Months Ended March 31, 2008 and 2007

For the three months ended March 31, 2008, we earned $1,018,000 or $0.11 per diluted share compared to $862,000, or $0.09 per diluted share for the three months ended March 31, 2007. Key comparisons between our operating results for the quarters ended March 31, 2008 and 2007 are:

•

Net interest income increased $1,791,000 in the 2008 quarter due to a 31.4% increase in average earning assets from increased investments in mortgage-backed securities and a larger loan portfolio. In addition, the net interest margin increased 34 basis points in the quarter ended in March 2008 compared to March 2007, as the earning rates on most loans and investment securities increased more than the rates paid on time deposits and borrowings.

•

The loan loss provision was $835,000 for the March 2008 quarter compared to zero for the quarter ended March 2007. During the March 2008 quarter, the loan portfolio grew a net $81.9 million, requiring a net increase in general loan loss allowance of $565,000, primarily for multifamily and commercial mortgage loans. Also during the March 2008 quarter, we charged-off loans totaling of $270,000. There was no meaningful change in the loan portfolio, no loan write-offs and no loan loss provision for the March 2007 quarter.

•

Non-interest income increased $797,000 for the March 2008 quarter compared to the quarter ended March 2007. During the March 2008 quarter, we sold $70.0 million in government agency mortgage-backed securities and purchased loans and non-agency mortgage-backed securities at higher yields contributing to the increase in net interest margin. The government agency mortgage backed securities were sold at a gain of $881,000 in the March 2008 quarter and no investment securities were sold in the March 2007 quarter.

•

Salaries, employee benefits and stock-based compensation increased $893,000 for the March 2008 quarter compared to the quarter ended March 2007. The amendment of the employment agreement of the Chief Operating Officer, Gary Evans resulted in a one-time expense of $352,000 charged to bonus and stock-based compensation recorded during the March 2008 quarter.

For the nine months ended March 31, 2008, we earned $2.4 million or $0.26 per diluted share compared to $2.4 million, or $0.26 per diluted share for the nine months ended March 31, 2007.

Net Interest Income

Net interest income for the quarter ended March 31, 2008 totaled $4.7 million, a 62.1% increase compared to net interest income of $2.9 million for the quarter ended March 31, 2007. Net interest income for the nine months ended March 31, 2008 increased 42.3% to $11.1 million up from the $7.8 million for the nine months ended March 31, 2007.

Total interest and dividend income during the quarter ended March 31, 2008 increased 43.4% to $16.2 million, compared to $11.3 million during the quarter ended March 31, 2007. For the nine months ended March 31, 2008, total interest and dividend income increased 40.0% to $44.8 million, compared to $32.0 million for the nine months ended in 2007. The increase in interest and dividend income for the quarter and the nine months was attributable primarily to growth in average earning assets, primarily investment securities and loans. The average balance of investment securities (primarily mortgage-backed securities) increased 68.8% and 98.1% when compared for the three-month and the nine-month periods ended March 31, 2008 and 2007, respectively. The increase in interest income was also the result of our higher rates earned on new loans originated and purchased as well as new non-agency mortgage backed securities purchased. The loan portfolio yield increased 37 and 39 basis points when compared for the three-month and nine-month periods. The investment security portfolio yield increased 82 and 64 basis points when compared for the three-month and nine-month periods. The net growth in average earning assets for the three-month and the nine-month periods was funded largely by increases in time deposits and securities sold under agreements to repurchase, which account for the majority of the increases in interest expense. Total interest expense increased 35.3% to $11.5 million for the quarter ended March 31, 2008 compared with $8.5 million for the quarter ended March 31, 2007. For the nine months ended March 31, 2008, total interest expense increased 39.3% to $33.7 million, compared to $24.2 million for the nine months ended in 2007. The average balances for time deposits and securities sold under agreements to repurchase increased 49.1% and 56.5 % when compared for the three-month and the nine-month periods ended March 31, 2008 and 2007, respectively. Also contributing to the increase in total interest expense were higher funding rates for time deposits and FHLB advances. The average time deposit rate increased 13 and 26 basis points when compared for the three-month and the nine-month periods ended March 31, 2008 and 2007, respectively. Similarly, higher rates paid on FHLB advances used to replace maturing advances caused an increase of 7 and 14 basis points when compared for the three-month and the nine-month periods ended March 31, 2008 and 2007, respectively.

Net interest margin, defined as net interest income divided by average earning assets, increased by 34 basis points to 1.76% for the quarter ended March 31, 2008, compared with 1.42% for the quarter ended March 31, 2007. For the nine-month period, the net interest margin increased 11 basis points.

The improvement in the net interest margin has resulted from specific actions we have taken to manage our assets and liabilities, as well as general changes in the U.S. Treasury yield curve and loan risk premiums. Our specific actions include selling our agency mortgage-backed securities and replacing them with higher yielding loans and non-agency mortgage backed securities. In addition, we have lowered our deposit offering rates in an effort to take advantage of lower borrowing rates tied to U.S. Treasury rates. Since August of 2007, the Federal Reserve has reduced the short-term Fed funds rate by 375 basis points, including a series of rate cuts totaling 225 basis points in the quarter ended in March 2008. The rate cuts have reduced and will likely continue to reduce our cost of funding through lower borrowing and deposit rates. The yield on our loans and on certain investment securities we have acquired have not declined because we have significantly expanded the reach of our wholesale banking operations, re-entered the multifamily asset class, and taken advantage of wider credit spreads. Additionally, although we have significantly reduced our interest rate risk in the most recent quarter, the steeper yield curve may also provide us opportunities to increase our net interest margin. As a result, it is likely our net interest margin will continue to increase in the short-term.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]
	(Dollars in thousands)
Assets
Loans 2 3	$559,064	$8,559	6.12%	$499,444	$7,183	5.75%
Federal funds sold	17,880	154	3.45%	6,607	83	5.02%
Interest-bearing deposits in other financial institutions	6,298	87	5.53%	13,900	192	5.53%
Investment securities 3 4	463,521	7,186	6.20%	274,616	3,695	5.38%
Stock of FHLB, at cost	13,690	188	5.49%	12,389	180	5.81%

Total interest-earning assets	1,060,453	16,174	6.10%	806,956	11,333	5.62%
Non-interest earning assets	13,302			11,733

Total assets	$1,073,755			$818,689

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$68,786	$619	3.60%	$59,883	$489	3.27%
Time deposits	520,962	6,568	5.04%	397,745	4,878	4.91%
Securities sold under agreements to repurchase	128,203	1,366	4.26%	37,517	413	4.40%
Advances from FHLB	264,465	2,870	4.34%	241,879	2,581	4.27%
Other borrowings	5,155	90	6.98%	5,155	102	7.91%

Total interest-bearing liabilities	987,571	11,513	4.66%	742,179	8,463	4.56%
Noninterest-bearing demand deposits	999			1,067
Other interest-free liabilities	6,461			3,101
Stockholders’ equity	78,724			72,342

Total liabilities and stockholders’ equity	$1,073,755			$818,689

Net interest income		$4,661			$2,870

Net interest spread [5]			1.44%			1.06%
Net interest margin [6]			1.76%			1.42%

[1]	Annualized

[2]	Loans include loans held for sale, loan premiums and unearned fees.

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

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2008 and 2007:

	For the Nine Months Ended March 31,
	2008			2007
	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]
	(Dollars in thousands)
Assets
Loans 2 3	$525,362	$23,780	6.04%	$515,773	$21,851	5.65%
Federal funds sold	29,731	997	4.47%	12,945	507	5.22%
Interest-bearing deposits in other financial institutions	9,437	371	5.24%	14,791	591	5.33%
Investment securities 3 4	435,688	19,079	5.84%	219,883	8,572	5.20%
Stock of FHLB, at cost	12,989	540	5.54%	11,907	515	5.77%

Total interest-earning assets	1,013,207	44,767	5.89%	775,299	32,036	5.51%
Non-interest earning assets	14,462			11,063

Total assets	$1,027,669			$786,362

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$68,580	$1,866	3.63%	$60,860	$1,516	3.32%
Time deposits	517,816	19,817	5.10%	388,314	14,092	4.84%
Securities sold under agreements to repurchase	114,691	3,746	4.35%	15,766	518	4.38%
Advances from FHLB	238,956	7,988	4.46%	240,710	7,791	4.32%
Other borrowings	5,155	297	7.68%	5,155	310	8.02%

Total interest-bearing liabilities	945,198	33,714	4.76%	710,805	24,227	4.54%
Noninterest-bearing demand deposits	1,011			1,072
Other interest-free liabilities	5,388			2,980
Stockholders’ equity	76,072			71,505

Total liabilities and stockholders’ equity	$1,027,669			$786,362

Net interest income		$11,053			$7,809

Net interest spread [5]			1.13%			0.97%
Net interest margin [6]			1.45%			1.34%

[1]	Annualized

[2]	Loans include loans held for sale, loan premiums and unearned fees.

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

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2008 vs 2007				2008 vs 2007
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate / Volume	Total net Increase (Decrease)	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
	(In Thousands)
Increase / (decrease) in interest income:
Loans	$857	$464	$55	$1,376	$406	$1,495	$28	$1,929
Federal funds sold	142	(26)	(45)	71	657	(73)	(94)	490
Interest-bearing deposits in other financial institutions	(105)	—	—	(105)	(213)	(10)	3	(220)
Mortgage-backed security	2,542	562	387	3,491	8,413	1,057	1,037	10,507
Stock of Federal Home Loan Bank	19	(10)	(1)	8	47	(20)	(2)	25

	$3,455	$990	$396	$4,841	$9,310	$2,449	$972	$12,731

Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$73	$50	$7	$130	$192	$140	$18	$350
Time deposits	1,511	137	42	1,690	4,700	769	256	5,725
Securities sold under agreements to repurchase	998	(13)	(32)	953	3,250	(3)	(19)	3,228
Federal Home Loan Bank advances	241	44	4	289	(57)	256	(2)	197
Other borrowings	—	(12)	—	(12)	—	(13)	—	(13)

	$2,823	$206	$21	$3,050	$8,085	$1,149	$253	$9,487

Provision for Loan Losses

The loan loss provision was $835,000 for the quarter ended March 31, 2008, compared to no provision for the quarter ended March 31, 2007. For the nine months ended March 31, 2008, loan loss provisions totaled $1,104,000, compared to a benefit of $105,000 for the nine months ended March 31, 2007. The increased provision for the quarter ended March 31, 2008 was the result of loan portfolio growth and increased net charge-offs. During the three months and the nine months ended March 31, 2008, the loan portfolio grew a net $81.9 million and $91.3 million, respectively, requiring a net increase in the general loan loss allowance during each period. Also contributing to the provision were loan charge-offs, net recoveries which were $270,000 and $487,000 for the three months and nine months ended March 31, 2008, respectively. The benefit for nine months ended in March 2007 resulted from shifting our asset mix out of our loan portfolio and into government-sponsored mortgage-backed securities, which do not require loan loss reserves. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Prepayment penalty fee income	$45	$144	$230	$284
Mortgage banking fee income	—	7	2	86
Gain on sale of securities	881	—	1,307	403
Banking service fees and other income	97	75	265	198

Total non-interest income	$1,023	$226	$1,804	$971

Non-interest income for the quarter ended March 31, 2008 increased $797,000 to $1,023,000 compared to $226,000 for the quarter ended March 31, 2007. For the nine months ended March 31, 2008, non-interest income increased 85.8%. The increases in non-interest income for the three month and the nine month periods were primarily the result of increased gains on sales of investment securities. During the three months and nine months ended March 31, 2008, we sold $70.0 million and $145.6 million in government agency mortgage-backed securities and purchased loans and non-agency mortgage-backed securities at higher net yields.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Salaries, benefits and stock-based compensation	$1,659	$766	$4,038	$2,235
Professional services	216	120	465	457
Occupancy and equipment	93	89	278	269
Data processing and internet	170	162	477	445
Advertising and promotional	230	122	705	382
Depreciation and amortization	37	23	92	65
Other general and administrative	733	321	1,643	941

Total	$3,138	$1,603	$7,698	$4794

Efficiency ratio[1]	55.2%	51.8%	59.9%	54.6%
Non-interest expense as annualized % of average assets	1.17%	0.82%	1.00%	0.97%

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $3.1 million for the three months ended March 31, 2008 up from $1.6 million for the three months ended March 31, 2007. Non-interest expense increased to $7.7 million for the nine months ended 2008 compared to $4.8 million for the nine months ended 2007.

Total salaries, benefits and stock-based compensation increased $893,000 and $1,803,000 for the respective three-month and nine-month periods ending March 31, 2008 and 2007. Included in the increase for the three month period was a one-time charge of $352,000 associated with the amendment of the employment agreement of our chief operating officer. Included in the nine-month

[1]	Represents non-interest expense divided by the aggregate of net interest income before provision for loan losses and non-interest income.

increase was $323,000 of recruiting and moving costs for our new chief executive officer, as well as the $352,000 employment agreement expense for the chief operating officer for a total one-time charge of $675,000. The remainder of the increase in salaries, benefits and stock-based compensation is primarily related to staff increases in the consumer lending business as our bank staff increased from 35 full time equivalents to 50 full-time equivalents between March 31, 2007 and 2008.

Professional services, which includes accounting and legal fees, increased $96,000 for the quarter and $8,000 for the nine-month comparison. The increase in professional services for the March 2008 quarter was primarily due to documentation work for Sarbanes Oxley 404 compliance, contract underwriters used in connection with loan pool purchases and various legal fees.

Advertising and promotion expense increased $108,000 and $323,000 for the comparison of the three-month and nine-month periods ending March 31, 2008 and 2007. These increases were primarily due to increased activity for internet advertising and lead acquisitions for our home equity loan program. For the quarter ended March 31, 2008, the origination volume of home equity loans was $6.6 million; an increase of $4.6 million over the $2.0 million originated in the quarter ended in March 2007.

Other general and administrative expense increased $412,000 and $702,000 when comparing the three-month and nine-month periods ending March 31, 2008 and 2007. The cost of our FDIC and OTS standard regulatory charges increased $275,000 and $412,000 for the three-month and the nine-month comparison periods ended March 31, 2008 and 2007. Loan processing expense increased $55,000 and $158,000 for the three-month and nine-month comparison periods due to increased home equity loan originations.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2008 and 2007 were 40.50% and 42.26%, respectively. Our effective income tax rates for the nine months ended March 31, 2008 and 2007 were 40.42% and 40.97%, respectively. The higher effective income tax rate for the quarter ended March 31, 2007 was due to adjustments to the tax treatment for incentive stock options.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $162.9 million, or 17.2%, to $1,110.1 million, as of March 31, 2008, up from $947.2 million at June 30, 2007. The increase in total assets was primarily due to the purchase and origination of new loans and the purchase of mortgage-backed securities. The loan portfolio increased a net of $91.3 million and the investment securities held to maturity increased a net of $107.0 million during the nine-month period ending March 2008. The asset growth was funded by a net increase in deposits totaling $42.1 million, a $40.0 million increase in borrowing through securities sold under repurchase agreements and a $75.1 million increase in borrowing from the Federal Home Loan Bank of San Francisco.

Loans

Net loans held for investment increased to $599.2 million at March 31, 2008 from $507.9 million at June 30, 2007. The home equity portfolio and the RV portfolio increased by $25.8 and $15.9 million, respectively, due to increased origination activity. The growth in the single-family, multifamily and commercial mortgage portfolios was due to loan pool purchases during the nine months ended March 31, 2008.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2008		June 30, 2007
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$122,734	20.6%	$104,960	20.8%
Home equity	44,660	7.5%	18,815	3.8%
Multifamily (five units or more)	335,506	56.3%	325,880	64.6%
Commercial real estate and land	33,846	5.7%	11,256	2.2%
Consumer - Recreational vehicle	58,254	9.8%	42,327	8.4%
Other	797	0.1%	981	0.2%

Total loans	595,797	100.0%	504,219	100.0%

Allowance for loan losses	(2,067)		(1,450)
Unamortized premiums, net of deferred loan fees	5,468		5,137

Net loans	$599,198		$507,906

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through March 31, 2008, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Nonperforming Assets

Nonperforming loans are comprised of nonaccrual loans, loans past due 90 days or more and on nonaccrual and troubled debt restructured loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate or assets owned, net. At March 31, 2008, our nonperforming loans totaled $564,000, or 0.09% of total gross loans and our total nonperforming assets totaled $845,000, or 0.08% of total assets.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2008, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

Since inception in 2000 through December 31, 2007, our Bank had no charge-offs associated with its large prime mortgage loan portfolio. During the March 2008 quarter, the Bank experienced its first mortgage loan charge-off of $108,000. In March 2007, we commenced RV lending which has more credit risk than prime mortgage lending. For the nine-months ended March 31, 2008, we had net charge-offs of $373, 000 associated with our RV portfolio.

We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. We provide general loan loss reserves for our mortgage loans based upon the size and type of the mortgage loan and the loan-to-value ratio. If we experience a large increase in charge-offs relative to the loan portfolio size, we may be required to increase our loan loss provisions in the future to provide a larger loss allowance.

The following table summarizes activity in the allowance for loan losses for the nine months ended March 31, 2008:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in thousands)
Balance at July 1, 2007	$256	$66	$850	$49	$223	$6	$1,450
Provision for loan loss	113	85	209	154	539	4	1,104
Charge-offs	(108)	—	—	—	(395)	(6)	(509)
Recoveries	—	—	—	—	22	—	22

Balance at March 31, 2008	$261	$151	$1,059	$203	$389	$4	$2,067

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2008		June 30, 2007
	(Dollars in thousands)
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family	$261	12.63%	$256	17.66%
Home equity	151	7.31%	66	4.55%
Multifamily	1,059	51.23%	850	58.62%
Commercial real estate and land	203	9.82%	49	3.38%
Consumer - Recreational vehicles	389	18.82%	223	15.38%
Other	4	0.19%	6	0.41%

Total	$2,067	100.00%	$1,450	100.00%

Investment Securities

Total investment securities available for sale were $293.2 million as of March 31, 2008, compared with $296.1 million at June 30, 2007. During the nine months ended March 31, 2008, we purchased $199.9 million in mortgage-backed securities available for sale, $10.1 million in preferred stock, and received principal repayments of approximately $70.2 million. During that same period, we sold $145.6 million in available for sale mortgaged-backed securities to provide proceeds to purchase higher yielding mortgage-backed securities and to reduce our interest rate risk. We also purchased $143.7 million of mortgage-backed securities held to maturity and had $28.8 million in callable bonds called. We currently classify agency mortgage-backed and debt securities as held to maturity at the time of purchase based upon small issue size and based on issue features, such as callable terms. We also classify non-agency mortgage-backed securities and certain collateralized debt obligations as held to maturity, based upon issue factors such as monthly adjustable rates, current yields, and other terms that compare favorably to our loan portfolio. Until we increase our level of origination of consumer and mortgage loans, we are likely to continue to increase our investments in mortgage-backed securities.

The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of March 31, 2008:

Available for sale	March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	( In thousands )
Mortgage-backed securities
(Government agency)	$282,305	$1,876	$(704)	$283,477
Preferred Stock - FNMA	10,072	—	(365)	9,707

	$292,377	$1,876	$(1,069)	$293,184

The following table sets forth the amortized cost and the estimated fair values of investment securities held to maturity as of March 31, 2008:

Held to maturity	March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities
(Government agency)	$23,797	$205	$(21)	$23,981
Mortgage-backed securities
(Non-agency)	124,045	9,392	(4,616)	128,821
Collateralized debt obligations	11,067	—	(1,155)	9,912
U.S. Government agency debt	9,983	90	—	10,073

	$168,892	$9,687	$(5,792)	$172,787

We believe that the estimated fair value of the securities disclosed above are primarily driven by changes in market interest rates. Other factors can influence market prices and more recently liquidity and economic uncertainty have increased the volatility of market pricing for mortgage-backed securities. Although the fair value will fluctuate, the majority of our investment portfolio consists of mortgage-backed securities from government agencies and AAA-rated senior mortgage-backed securities (non-agency). If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full. No loss in principal is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, we have the ability and intent to hold these securities until they mature or for a period of time sufficient to allow for a recovery in the fair value. Thus, unrealized losses are not other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment.

Deposits

Deposits increased a net $42.1 million, or 7.7%, to $590.0 million at March 31, 2008, from $547.9 million at June 30, 2007. Our deposit growth composition was 37.3% interest bearing demand and savings accounts and 62.7% time deposit accounts. Our growth in deposits was the result of increased promotion and competitive pricing on time deposits during the first three to six months of the fiscal year.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2008		June 30, 2007
	Amount	Rate*	Amount	Rate*
(Dollars in thousands)
Non-interest bearing	$909	0.00%	$993	0.00%
Interest bearing:
Demand	55,011	3.18%	48,575	3.52%
Savings	32,067	3.77%	22,840	3.75%

Time deposits:
Under $100,000	306,950	5.00%	298,767	5.06%
$100,000 or more	195,105	5.04%	176,774	5.09%

Total time deposits	502,055	5.01%	475,541	5.07%

Total interest bearing	589,133	4.81%	546,956	4.87%

Total deposits	$590,042	4.80%	$547,949	4.87%

*	Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type at the date indicated:

	March 31, 2008	June 30, 2007	March 31, 2007
Checking and savings accounts	8,602	8,315	8,341
Time deposits	17,690	17,502	15,784

Total number of deposit accounts	26,292	25,817	24,125

Securities Sold Under Agreements to Repurchase

Since November 2006, the Company has sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements have interest rates between 3.24% and 4.65% and scheduled maturities between January 2012 and December 2017. Under these agreements, the Company may be required to repay the $130.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 6.6 years and the weighted average remaining period before such repurchase agreements could be called is 1.3 years.

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At March 31, 2008, a total of $62.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $62.0 million in advances is 4.0 years and the weighted average remaining period before such advances could be put to us is 1.2 years.

Stockholders’ Equity

Stockholders’ equity increased $4.1 million to $76.9 million at March 31, 2008 compared to $72.8 million at June 30, 2007. The increase was the result of our net income for nine months of $2.4 million, a $1.3 million unrealized gain from our available for sale securities, and $0.6 million of paid in capital from stock-based compensation activity, partially offset by a $0.2 million for dividends paid to holders of our convertible preferred stock.

LIQUIDITY

During the nine months ended March 31, 2008, we had net cash inflows from operating activities of $6.8 million compared to $2.0 million for the nine months ended March 31, 2007. Net operating cash inflows for the periods ended in 2008 and 2007 were primarily due to net income earned during the period, plus the add-back of non-cash adjustments of amortization of loan and security premiums, loan loss provisions and the increase in accrued interest receivable.

Net cash outflows from investing activities totaled $188.0 million and $116.9 million for the nine months ended March 31, 2008 and 2007, respectively. Net cash outflows from investing activities increased $71.1 million for the nine months ended March 31, 2008 primarily due to a $108.2 million increase in loan purchases, and an increase of $37.3 million in loan originations, offset by an increase of $70.9 million in proceeds from the sale of investment securities.

Our net cash provided by financing activities totaled $157.1 million and $103.0 million for the nine months ended March 31, 2008 and 2007, respectively. Net cash provided from financing activities increased $54.1 million for the nine months ended March 31, 2008 compared to March 31, 2007, primarily due to in-flows from deposits of a net $4.8 million and inflow from reverse repurchases of $20.0 million and new FHLB advances of $108.0 million, less net maturities of FHLB advances of $39.9 million. During the quarter, Bank of Internet USA could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. We increased our borrowing capacity with the FHLB to 40.0% of total assets in October 2007. Based on the loans and securities pledged at March 31, 2008 we had total borrowing capacity of $416.0 million, of which $302.5 million was outstanding and $113.5 million was available. At March 31, 2008, we also had a $10.0 million unsecured federal funds purchase line with a bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk.

We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We can increase our level of deposits and borrowings to address our future liquidity needs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At March 31, 2008, we had commitments to originate or purchase loans and investment securities of $43.3 million. Time deposits due within one year of March 31, 2008 totaled $269.3 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of March 31, 2008:

	Payments Due by Period[1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(in thousands)
Long-term debt obligations [2]	$1,053,617	$405,756	$288,377	$210,457	$149,027
Operating lease obligations [3]	1,556	321	673	562	—

Total	$1,055,173	$406,077	$289,050	$211,019	$149,027

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2008.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. The Office of Thrift Supervision requires our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2008, our Bank met all the capital adequacy requirements to which it was subject. At March 31, 2008, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the Bank’s capital levels. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet capital amounts, ratios and requirements at March 31, 2008 were as follows:

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$79,044	7.13%	$44,372	4.00%	$55,465	5.00%
Tier 1 capital (to risk weighted assets)	$79,044	13.49%	N/A	N/A	$35,154	6.00%
Total capital (to risk-weighted assets)	$81,111	13.84%	46,873	8.00%	$58,591	10.00%
Tangible capital (to tangible assets)	$79,044	7.13%	16,639	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually reprice within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets mature at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at March 31, 2008:

	Term to Repricing, Repayment, or Maturity at March 31, 2008
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$15,563	$—	$—	$15,563
Interest-bearing deposits in other financial institutions	3,663	99	—	3,762
Investment securities [1]	237,143	193,324	31,609	462,076
Stock of the FHLB, at cost	14,297	—	—	14,297
Loans - net of allowance for loan loss [2]	197,518	190,532	211,148	599,198
Loans held for sale	—	—	—	—

Total interest-earning assets	468,184	383,955	242,757	1,094,896
Non-interest earning assets	—	—	—	15,208

Total assets	$468,184	$383,955	$242,757	$1,110,104

Interest-bearing liabilities:
Interest-bearing deposits [3]	$356,411	$232,722	$—	$589,133
Securities sold under agreements to repurchase [4]	—	20,000	110,000	130,000
Advances from the FHLB [4]	102,500	174,948	25,000	302,448
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	464,066	427,670	135,000	1,026,736
Other noninterest-bearing liabilities	—	—	—	6,464
Stockholders’ equity	—	—	—	76,904

Total liabilities and equity	$464,066	$427,670	$135,000	$1,110,104

Net interest rate sensitivity gap	$4,118	$(43,715)	$107,757	$68,160
Cumulative gap	$4,118	$(39,597)	$68,160	$68,160
Net interest rate sensitivity gap - as a % of interest earning assets	0.88%	(11.39)%	44.39%	6.23%
Cumulative gap - as % of cumulative interest earning assets	0.88%	(4.65)%	6.23%	6.23%

[1]

Comprised of U.S. government securities and mortgage-backed securities, which are classified as held to maturity and available for sale. The table reflects contractual re-pricing dates and does not estimate prepayments or calls.

[2]	The table reflects either contractual re-pricing dates or maturities.

[3]	The table assumes that the principal balances for demand deposit and savings accounts will re-price in the first year.

[4]	The table reflects either contractual re-pricing dates or maturities and does not estimate prepayments or puts.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We use the measurement model developed and maintained by our bank regulators, the Office of Thrift Supervision. At December 31, 2007 (the most recent period for which data is available), we analyzed the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used 100 and 200 basis point decreases due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at March 31, 2008:

Assumed Interest Rate Change	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	(Dollars in thousands)
Up 300 basis points	$53,939	(28)%	5.44%
Up 200 basis points	$65,977	(12)%	6.50%
Up 100 basis points	$73,508	(1)%	7.09%
Base	$74,620	0%	7.08%
Down 100 basis points	$79,552	7%	7.42%
Down 200 basis points	$82,409	10%	7.53%

The board of directors of our Bank establishes limits on the amount of interest rate risk we may assume, as estimated by the net present value model for each 100 basis point movement. As of March 31, 2008, the board’s established minimum was 5.10%, meaning that the net present value after a theoretical 300 basis point instantaneous increase in interest rates must be greater than 5.10%. The Bank’s net present value after a theoretical 300 basis point increase was 5.44%, 34 basis points above the board of directors minimum requirement at March 31, 2008.

The computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of interest rates, asset prepayments, runoffs in deposits and changes in re-pricing levels of deposits to general market rates, and should not be relied upon as indicative of actual results. Furthermore, these computations do not take into account any actions that we may undertake in response to future changes in interest rates.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document

10.1	Amendment to employment contract of Gary Evans, dated as of March 5, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2008).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: May 6, 2008	By:	/s/ Gregory Garrabrants
Chief Executive Officer
(Principal Executive Officer)