Form 10-K
period 2008-06-30
BofI Holding, Inc.
filed 2008-09-23
CIK 1299709

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2008

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

Large accelerated file ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ National Market of $7.15 on December 31, 2007 was $44,797,774.

The number of shares of the Registrant’s common stock outstanding as of August 31, 2008 was 8,299,563.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2008 are incorporated by reference into Part III.

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

References in this report to the “Company,” “us,” “we,” “our,” “BofI Holding,” or “BofI” are all to BofI Holding, Inc. on a consolidated basis. References in this report to “Bank of Internet,” “Bank of Internet USA,” the “Bank,” or “ our bank” are to Bank of Internet USA, our consolidated subsidiary.

PART I

Item 1. Business

Overview

BofI Holding, Inc. is the holding company for Bank of Internet USA, a consumer-focused, nationwide savings bank operating primarily through the Internet. We provide a variety of consumer banking services, focusing primarily on gathering retail deposits over the Internet and originating and purchasing multifamily, single-family and home equity mortgage loans, vehicle loans and mortgage-backed securities. We attract and service our customers primarily through the Internet which affords us low operating expenses and allows us to pass these savings along to our customers in the form of attractive interest rates and low fees on our products.

We operate our Internet-based bank from a single location in San Diego, California, currently serving approximately 29,000 retail deposit and loan customers across all 50 states. At June 30, 2008, we had total assets of $1,194.2 million, loans of $631.4 million, mortgage-backed and other investment securities of $510.0 million, total deposits of $570.7 million and borrowings of $534.2 million. Our deposits consist primarily of interest-bearing checking and savings accounts and time deposits. Our loans are primarily first mortgages secured by multifamily (five or more units) and single family real property. Our mortgage-backed securities consist of mortgage pass-through securities issued by government-sponsored entities and AAA-rated non-agency collateralized mortgage obligations.

Our mission statement is to become a premier provider of consumer banking products and to increase shareholder value through growth in our assets and earnings.

Over the last two years, we have limited the impact of the current credit problems in the mortgage markets by redirecting our asset gathering from retail online originations to wholesale purchases of whole loans and mortgage-backed securities with higher credit quality. Our online delivery channels and online advertising can be opened, closed or expanded rapidly allowing us to change product offerings faster and with less cost than many traditional banks. We believe our speed and flexibility will be a competitive advantage as we look to re-enter retail mortgage originations in the next several years as the housing market and mortgage markets become more favorable.

Our business strategy is to lower the cost of delivering banking products and services by leveraging technology, while continuing to grow our assets and deposits to achieve increased economies of scale. We have designed our automated Internet-based banking platform and workflow process to handle traditional banking functions with reduced paperwork and human intervention. Our thrift charter allows us to operate in all 50 states and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography and price. We plan to continue to increase our deposits by attracting new customers with competitive pricing, targeted marketing and new products and services. Within the next 18 months, we plan to increase our originations of single family loans by attracting new customers through our websites. We also plan to continue to purchase pools of high quality single family and multifamily mortgage loans and mortgage-backed securities.

Our present goals are to:

•	Increase our total assets to more than $3.0 billion;
•	Improve our annualized efficiency ratio to a level below 30%; and
•	Increase our annualized return on average common stockholder’s equity above 15.0%.

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

Lending and Investment Activities

General. We divide our loan acquisition activities into two primary channels - retail and wholesale. Our retail channel originates loans nationwide either directly to consumer or through dealer or broker arrangements. Our wholesale channel purchases closed loans in flow or bulk from a variety of business partners. Our originations, purchases and sales of mortgage loans include both fixed and adjustable interest rate loans. Originations are sourced, underwritten, processed, controlled and tracked primarily through our customized websites and software. We believe that, due to our automated systems, our lending business is scalable, allowing us to handle increasing volumes of loans and enter into new geographic lending markets with only a small increase in personnel, in accordance with our strategy of leveraging technology to lower our operating expenses.

We purchase mortgage-backed securities when their risk-adjusted returns exceed those of our loan origination or loan purchase opportunities

Loan Products. Our loans primarily consist of first mortgage loans secured by single family and multifamily properties and, to a lesser extent, commercial properties. We also provide home equity second mortgages, primarily closed end loans and, to a lesser extent, lines of credit. Further details regarding our loan programs are discussed below:

•

Single Family Loans. We typically offer or purchase fixed and adjustable rate, single family mortgage loans in all 50 states, both conforming and jumbo loans, although we constantly monitor our geographic reach for risk and are currently not lending in all states. Our largest single-family first mortgage loan was $4.1 million as of June 30, 2008. We either sell the single-family first mortgage loans that we originate to wholesale lending institutions with servicing rights released to the purchaser or retain the mortgage loan in our portfolio. In more recent years, the Bank elected to significantly decrease or eliminate certain online single family loan offerings in favor of purchasing loan pool. The Bank plans to monitor the market and expand product offerings when spreads adequately compensate the Bank for the associated risk.

•

Home Equity Loans. We originate adjustable rate and fixed rate closed end home equity loans secured by second liens on single family residential properties. We also have originated adjustable rate home equity lines of credit. We hold all of the home equity loans that we originate and perform the loan servicing directly on these loans. Our portfolio of home equity loans as of June 30, 2008 had an average outstanding balance of $31,000 and a largest single loan amount of $215,000. We offer closed end home equity loans with fixed interest rates and adjustable rates based on U.S. Treasury security yields. Some of our home equity loans originated have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually), as well as interest rate floors, ceilings and rate change caps. During 2008, we increased our online home equity loan offerings.

•

Multifamily Loans. We originate and purchase adjustable rate multifamily mortgage loans. We either sell the loans we originate or we retain them for the portfolio and perform the loan servicing directly on these loans. Our multifamily loans as of June 30, 2008 ranged in amount from approximately $25,000 to $3.5 million and were secured by first liens on properties typically ranging from five to 70 units. We offer multifamily loans with interest rates that adjust based on a variety of industry standard indices, including U.S. Treasury security yields, LIBOR and Eleventh District Cost of Funds. Many of our loans originated and purchased typically have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps.

•

Commercial Real Estate Loans. We purchase and originate commercial real estate loans. We either sell the loans we originate or we retain them for the portfolio. Our commercial real estate loans as of June 30, 2008 ranged in amount from approximately $114,000 to $2.4 million, and were secured by first liens on mixed-use, shopping and retail centers, office buildings and multi-tenant industrial properties. We offer commercial real estate loans with similar terms and interest rates as our multifamily loans.

•

Consumer –Recreational Vehicle and Automobile Loans. In March 2007, we began originating fixed rate loans secured by recreational vehicles (RVs) and sourced through a network of RV dealers in 20 states or directly with the consumer. We hold all of the RV loans that we originate and perform the loan servicing directly on these loans. Our RV loans as of June 30, 2008 ranged in amount up to approximately $491,000 with an average outstanding balance of $41,000 and were secured by motor homes or travel trailers. Over the last eight months of fiscal 2008, the Bank has elected to significantly decrease its RV loan production. The Bank also originates automobile loans on a direct basis and through a network of dealers.

•	Other. We provide overdraft lines of credit for our qualifying deposit customers with checking accounts and we purchase participations in business loans made by other banks.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end since June 30, 2004:

	At June 30,
	2008		2007		2006		2005		2004
	(Dollars in thousands)
Residential real estate loans:
Single family (one to four units)	$165,473	26.2%	$104,960	20.8%	$113,242	21.4%	$62,157	12.9%	$21,589	6.1%
Home equity	41,977	6.6%	18,815	3.8%	628	0.1%	246	0.1%	164	0.0%
Multifamily (five units or more)	330,778	52.2%	325,880	64.6%	402,166	75.9%	406,660	84.1%	320,971	90.6%
Commercial real estate and land loans	33,731	5.3%	11,256	2.2%	13,743	2.6%	14,181	2.9%	11,659	3.3%
Consumer – Recreational vehicle	56,968	9.0%	42,327	8.4%	—	0.0%	—	0.0%	—	0.0%
Other	4,439	0.7%	981	0.2%	81	0.0%	40	0.0%	63	0.0%

Total loans held for investment	$633,366	100%	$504,219	100%	$529,860	100%	$483,284	100%	$354,446	100%

Allowance for loan losses	(2,710)		(1,450)		(1,475)		(1,415)		(1,045)
Unamortized premiums/discounts, net of deferred loan fees	757		5,137		5,256		5,003		1,860

Net loans held for investment	$631,413		$507,906		$533,641		$486,872		$355,261

The following table sets forth the amount of loans maturing in our total loans held for investment at June 30, 2008 based on the contractual terms to maturity:

	Term to Contractual Maturity
	Less Than Three Months	Over Three Months through One Year	Over One Year through Five Years	Over Five Years	Total
	(Dollars in thousands)
June 30, 2008	$122	$—	$7,691	$625,553	$633,366

The following table sets forth the amount of our loans at June 30, 2008 that are due after June 30, 2009 and indicates whether they have fixed or floating or adjustable interest rate loans:

	Fixed	Floating or Adjustable	Total
	(Dollars in thousands)
Single family (one to four units)	$27,126	$138,334	$165,460
Home equity	40,050	1,927	41,977
Multifamily (five units or more)	35,513	295,265	330,778
Commercial real estate and land	886	32,845	33,731
Consumer – recreational vehicle	56,968	—	56,968
Other	4,330	—	4,330

Total	$164,873	$468,371	$633,244

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties at June 30, 2008:

Percent of Loan Principal Secured by Real Estate Located in State

State	Total Real Estate Loans	Single Family	Home Equity	Multifamily	Commercial and Land
California-south [1]	30.10%	23.18%	8.66%	36.33%	29.61%
California-north [2]	14.79%	26.52%	5.93%	9.77%	17.55%
Colorado	4.19%	2.32%	2.67%	5.06%	6.73%
Washington	9.14%	10.05%	6.59%	8.67%	12.44%
Arizona	3.93%	1.21%	7.00%	5.31%	—
Texas	5.18%	2.67%	—	7.27%	3.45%
Oregon	3.60%	1.31%	1.94%	4.64%	6.77%
Florida	5.56%	7.44%	7.48%	4.94%	—
Illinois	2.78%	1.48%	4.20%	3.40%	1.20%
All other states	20.73%	23.82%	55.53%	14.61%	22.25%

	100%	100%	100%	100%	100%

[1]	Consists of loans secured by real property in California with zip code ranges from 90000 to 92999.
[2]	Consists of loans secured by real property in California with zip code ranges from 93000 to 96999.

The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio or LTV. The following table shows the LTVs of our loan portfolio on weighted average and median bases at June 30, 2008. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan at the time of the funding or, for certain purchased seasoned loans, an adjusted appraised value based upon an independent review at the time of the purchase.

	Total Real Estate Loans	Single Family	Home Equity [1]	Multifamily	Commercial and Land
Weighted Average LTV	54.50%	59.12%	60.02%	51.64%	52.99%
Median LTV	58.09%	61.64%	62.37%	45.70%	48.65%

[1]

Amounts represent combined loan to value calculated by adding the current balances of both the 1st and 2nd liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.

Lending Activities. The following table summarizes the volumes of real estate loans originated, purchased and sold for each fiscal year since 2004:

	For the Fiscal Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans Held for Sale:
Single family (one to four units):
Beginning balance	$—	$—	$189	$435	$3,602
Loan originations	516	7,579	20,762	19,312	76,550
Loans purchases	—	—	—	—	—
Proceeds from sale of loans held for sale	(518)	(7,609)	(21,059)	(19,652)	(80,081)
Gains on sales of loans held for sale	2	30	108	94	364
Other	—	—	—	—	—

Ending balance	$—	$—	$—	$189	$435

Loans Held for Investment:
Single family (one to four units):
Beginning balance	$104,960	$113,242	$62,156	$21,588	$41,689
Loan originations	—	840	386	3,380	1,641
Loans purchases	95,667	42,258	78,778	50,623	7,855
Loans sold	—	—	—	—	—
Principal repayments	(34,726)	(51,380)	(28,078)	(13,435)	(29,597)
Foreclosure and charge-off	(428)	—	—	—	—

Ending balance	$165,473	$104,960	$113,242	$62,156	$21,588

Home equity:
Beginning balance	$18,815	$628	$247	$165	$435
Loan originations	34,761	19,684	373	—	—
Loans purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(11,599)	(1,497)	8	82	(270)
Other	—	—	—	—	—

Ending balance	$41,977	$18,815	$628	$247	$165

Multifamily (five units or more):
Beginning balance	$325,880	$402,166	$406,660	$320,971	$191,426
Loan originations	—	2,484	6,142	36,241	57,337
Loans purchases	87,113	750	84,990	108,826	120,264
Loans sold	—	—	—	—	—
Principal repayments	(82,115)	(79,520)	(95,626)	(59,378)	(48,056)
Charge-off	(100)	—	—	—	—

Ending balance	$330,778	$325,880	$402,166	$406,660	$320,971

Commercial real estate and land:
Beginning balance	$11,256	$13,743	$14,181	$11,659	$11,839
Loan originations	85	—	752	5,715	5,467
Loans purchases	24,726	500	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(2,336)	(2,986)	(1,190)	(3,193)	(5,647)
Other	—	(1)	—	—	—

Ending balance	$33,731	$11,256	$13,743	$14,181	$11,659

Consumer – Recreational vehicle and auto:
Beginning balance	$42,327	$—	—	—	—
Loan originations	25,712	43,485	—	—	—
Loans purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(10,617)	(1,158)	—	—	—
Repossession and charge-off	(454)	—	—	—	—

Ending balance	$56,968	$42,327	$—	$—	$—

Other:
Beginning balance	$981	$81	$40	$63	$62
Loan originations	4,330	956	67	26	33
Loans purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(866)	(57)	(26)	(49)	(33)
Charge-off	(6)	1	—	—	1

Ending balance	$4,439	$981	$81	$40	$63

TOTAL LOANS HELD FOR INVESTMENT	$633,366	$504,219	$529,860	$483,284	$354,446
Allowance for loan losses	(2,710)	(1,450)	(1,475)	(1,415)	(1,045)
Unamortized premiums, net of deferred loan fees	757	5,137	5,256	5,003	1,860

NET LOANS	$631,413	$507,906	$533,641	$486,872	$355,261

The following table summarizes the amount funded, the number and the size of real estate loans and RV loans originated and purchased for each fiscal year since 2004:

	For the Fiscal Years Ended June 30,
	2008	2007	2006	2005	2004
Type of Loan	(Dollars in thousands)
Single family (one to four units):
Loans originated
Amount funded	$516	$840	$21,147	$22,692	$78,191
Number of loans	2	1	76	83	317
Average loan size	$258	$840	$278	$273	$247
Loans purchased
Amount funded	$95,667	$42,258	$78,778	$50,623	$7,855
Number of loans	209	197	240	208	11
Average loan size	$458	$215	$328	$243	$714
Home equity:
Loans originated
Amount funded	$34,761	$19,684	$373	—	—
Number of loans	1027	520	3	—	—
Average loan size	$34	$38	$124	—	—
Loans purchased
Amount funded	—	—	—	—	—
Number of loans	—	—	—	—	—
Average loan size	—	—	—	—	—
Multifamily (five or more units):
Loans originated
Amount funded	$—	$2,484	$6,142	$36,241	$57,337
Number of loans	—	5	14	53	84
Average loan size	$—	$497	$439	$684	$683
Loans purchased
Amount funded	$87,113	$750	$84,990	$108,826	$120,264
Number of loans	81	3	199	152	116
Average loan size	$1,075	$250	$427	$716	$1,037
Commercial real estate and land:
Loans originated
Amount funded	$85	—	$752	$5,715	$5,467
Number of loans	1	—	2	7	5
Average loan size	$85	—	$376	$816	$1,093
Loans purchased
Amount funded	$24,726	$500	—	—	—
Number of loans	20	1	—	—	—
Average loan size	$1,236	$500	—	—	—
Consumer – Recreational vehicle and auto:
Loans originated
Amount funded	$25,712	$43,485	—	—	—
Number of loans	710	938	—	—	—
Average loan size	$36	$46	—	—	—
Loans purchased
Amount funded	—	—	—	—	—
Number of loans	—	—	—	—	—
Average loan size	—	—	—	—	—
Other:
Loans originated
Amount funded	—	—	—	—	—
Number of loans	—	—	—	—	—
Average loan size	—	—	—	—	—
Loans purchased
Amount funded	$4,330	—	—	—	—
Number of loans	39	—	—	—	—
Average loan size	$111	—	—	—	—

Loan Marketing. We market our lending products directly to customers through a variety of channels depending on the product. When we market single family mortgage and home equity loans, we target Internet comparison shoppers generally in all 50 states through our purchase of advertising on search engines, such as Google and Yahoo, and popular product comparison sites, such as Bankrate.com. For home equity loans, we also buy customer leads and loan applications from major lead aggregators and from our marketing affiliates and partners with affinity agreements. Previously, we marketed multifamily loans primarily in five states through Internet search engines and through traditional origination techniques, such as direct mail marketing, personal sales efforts and limited media advertising. More recently, we have decreased our multifamily marketing, however, we expect to use these marketing techniques in the future when the residential mortgage markets stabilize. We currently market our RV loans on a direct basis and on an indirect basis through RV dealers.

Loan Originations. We originate loans through four different origination channels: online retail, online wholesale and direct and indirect.

•

Online Retail Loan Origination. We originate single family, home equity and multifamily mortgage loans directly online through our websites, where our customers can review interest rates and loan terms, enter their loan applications and lock in interest rates directly over the Internet. All online loan offerings are accessed though our bank website bankofinternet.com. During fiscal 2008, we added direct RV and direct auto loans. We maintain and update the rate and other information on this website. We process our first mortgage, home equity loan second mortgage, RV and auto applications through our work flow system and underwrite the loan with our personnel. Our primary website for multifamily loans is ApartmentBank.com, which is where customers can obtain loan rates and terms, prequalify loan requests, submit loan applications, communicate with loan officers and monitor loan processing in a secure, online environment. Multifamily loan applications are underwritten and processed internally by our personnel. We designed our multifamily website and underlying software to expedite the origination, processing and management of multifamily loans.

•

Online Broker Origination. We have developed a limited number of relationships with independent multifamily loan brokers and we manage these relationships and our wholesale loan pipeline through our “Broker Advantage” website. Through this password-protected website, our approved independent loan brokers can compare programs, terms and pricing on a real time basis and communicate with our staff. We expect to expand this channel in the future.

•

Direct Loan Origination. We believe that, particularly in multifamily and commercial mortgage lending, traditional loan originators are needed to achieve our desired origination volume. Our internal software, known as “Origination Manager,” allows the loan originator to have direct online access to our multifamily loan origination system and originate and manage their loan portfolios in a secure online environment from anywhere in the nation. Routine tasks are automated, such as researching loan program and pricing updates; prequalifying loans; submitting loan applications;, viewing customer applications, credit histories and other application documents and monitoring the status of loans in process. We expect to expand this channel in the future.

•

Indirect Loan Origination. In March 2007, we signed an agreement with a large RV dealer operating in 20 states to source RV loans on new and used RVs sold through the dealer locations. Applications are submitted via facsimile to our office location from each dealer. Dealer proposals are input into our system and reviewed for compliance with pre-established credit standards for RV borrowers. For those loans which meet our term sheet requirements, we underwrite and process loans in-house with the assistance of the finance department of the RV dealer. Our approval letters are faxed back to dealers who complete the execution of the customer contract and earn participation fees based upon final contract rates and terms executed by the borrower. During fiscal 2008 we reduced our volume of indirect RV business and we expect to continue to reduce the volume in the future.

Wholesale Loan Purchases. We purchase selected single family, multifamily and commercial real estate loans from other lenders to supplement and diversify our loan portfolio geographically. We currently purchase loans from major banks and mortgage companies. At June 30, 2008, approximately $309.2 million, or 48.8%, of our loan portfolio was acquired from other lenders who are servicing the loans on our behalf, of which 51.5% were multifamily loans and 48.5% were single family loans.

Loan Servicing. We typically retain servicing rights for all home equity, multifamily and RV loans that we originate. We typically do not acquire servicing rights on purchased single family and multifamily loans, and we typically release-servicing rights to the purchaser when we sell single family loans that we originate.

Loan Underwriting Process and Criteria. We individually underwrite the loans that we originate and all loans that we purchase. Our loan underwriting policies and procedures are written and adopted by our board of directors and our loan committee. Each loan, regardless of how it is originated, must meet underwriting criteria set forth in our lending policies and the requirements of applicable lending regulations of the Office of Thrift Supervision (OTS).

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

We perform underwriting directly on all home equity and RV loans that we originate. In the underwriting process we consider the borrower’s credit score, credit history, documented income, existing and new debt obligations, the value of the collateral, and other internal and external factors.

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

At June 30, 2008, Bank of Internet’s loans-to-one-borrower limit was $12 .7 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2008, no single loan was larger than $4.1 million and our largest single lending relationship had an outstanding balance of $4.7 million.

Loan Quality and Credit Risk. Since inception through June 30, 2007, the end of our last fiscal year, we had no mortgage foreclosures and no loan charge-offs. During the fiscal year ended June 30, 2008, we experienced our first mortgage loan foreclosure and consumer loan charge-off during a period of major deterioration in housing values and consumer credit. We believe that our level of nonperforming loans has been and remains today relatively low. Given the significant down turn in the mortgage and consumer credit markets, we expect in the future to have additional loans that default or become nonperforming. Nonperforming assets are defined as nonperforming loans and real estate acquired by foreclosure or deed-in-lieu thereof. Generally, nonperforming loans are defined as nonaccrual loans and loans 90 days or more overdue. Troubled debt restructurings are defined as loans that we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal or interest payments. Our policy with respect to nonperforming assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans past due 90 days or more, unless the individual borrower circumstances dictate otherwise.

See Management Discussion and Analysis – “Asset Quality and Allowance for Loan Loss” for a history of nonperforming assets and allowance for loan loss.

Investment Portfolio. In addition to loans, we invest available funds in high grade mortgage-backed securities, investment grade fixed income securities and preferred securities of government sponsored entities. We also invest available funds in term deposits of other FDIC-insured financial institutions. Our investment policy, as established by our board of directors, is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or portfolio asset concentration risk. Under our investment policy, we are currently authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, AAA rated non-agency mortgage-backed obligations, specific federal agency obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments. We also buy and sell mortgage-backed securities to facilitate liquidity and to help manage our interest rate risk.

In the last two fiscal years, we have increased our purchases of mortgage-backed securities because we believed the mortgage-backed securities provided better risk adjusted yields than certain single-family whole loan originations or whole loan pools.

The following table sets forth, at June 30, 2008, the dollar amount of our investment portfolio by type, based on the contractual terms to maturity and the weighted average yield for each range of maturities:

	Total Amount		Due within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Mortgage-backed securities U.S. agency[2]	$198,347	5.73%	$1,403	5.55%	$6,537	5.56%	$17,466	5.69%	$172,941	5.74%
Preferred Stock -FNMA	9,072	8.19%	—	0.00%	—	0.00%	—	0.00%	9,072	8.19%

Total securities	$207,419	5.84%	$1,403	5.55%	$6,537	5.56%	$17,466	5.69%	$182,013	5.86%

Total fair value of securities	$209,119	5.84%	$1,408	5.55%	$6,579	5.56%	$17,606	5.69%	$183,526	5.86%

Investment Securities Held to Maturity:
Mortgage-backed securities - U.S. agency[2]	$21,529	5.21%	$321	5.23%	$1,475	5.25%	$2,579	5.24%	$17,154	5.20%
Mortgage-backed securities - AAA non-U.S. agency[2]	258,328	9.14%	—	0.00%	17,741	9.09%	27,582	9.07%	213,005	9.15%
U.S. Government agency -debt	9,983	6.13%	485	6.13%	2,265	6.13%	3,729	6.13%	3,504	6.13%
Trust preferred collateralized debt	11,055	4.06%	—	0.00%		0.00%	—	0.00%	11,055	4.06%

Total securities	$300,895	8.57%	$806	5.77%	$21,481	8.51%	$33,890	8.46%	$244,718	8.60%

Total fair value of securities	$304,604	8.57%	$812	5.77%	$22,057	8.51%	$34,758	8.46%	$246,977	8.60%

[1]	Weighted average yield is based on amortized cost of the securities.
[2]	Maturities of mortgage-backed securities are determined based on contractual principal payments, assuming no prepayments.

The following table sets forth changes in our investment portfolio for each fiscal year since 2004:

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Securities at beginning of period[1]	$357,970	$139,636	$70,477	$3,665	$441
Purchases	493,183	364,349	100,408	97,695	3,409
Sales	(210,618)	(74,346)	—	(18,667)	—
Repayments, prepayments and amortization of premium	(132,661)	(71,706)	(29,764)	(12,226)	(185)
Impairment charge on FNMA preferred stock	(1,000)	—	—	—	—
(Decrease) increase in unrealized gains/losses on available-for-sale securities[2]	3,140	37	(1,485)	10	—

Securities at end of period[1]	$510,014	$357,970	$139,636	$70,477	$3,665

[1]	Includes both available for sale and held to maturity portfolios.
[2]	Through June 30, 2004, we did not have any securities designated as available-for-sale.

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

•

ATM Cards or VISA® Check Cards. Each customer may choose to receive a free ATM card or VISA® check card upon opening an account. Customers can access their accounts at ATMs and any other location worldwide that accept VISA® check cards. We do not charge a fee for ATM/VISA® usage, and we reimburse our customers up to $8 per month for fees imposed by third-party operators of ATM/VISA® locations.

•	Overdraft Protection. Overdraft protection, in the form of an overdraft line of credit, is available to all checking account customers who request the protection and qualify.

•	Electronic Statements. Statements are produced and imaged automatically each month and may be printed or stored electronically by the customer.

Deposit Marketing. We currently market to deposit customers through targeted, online marketing in all 50 states by purchasing “key word” advertising on Internet search engines, such as Google, and placement on product comparison sites, such as Bankrate.com. We target deposit customers based on demographics, such as age, income, geographic location and other criteria. We also pay for customer leads and applications from our marketing affiliates and partners with affinity agreements

As part of our deposit marketing strategies, we actively manage deposit interest rates offered on our websites and displayed in our advertisements. Senior management is directly involved in executing overall growth and interest rate guidance established by our asset/liability committee, or ALCO. Within these parameters, management and staff survey our competitors’ interest rates and evaluate consumer demand for various products and our existing deposit mix. They then establish our marketing campaigns accordingly and monitor and adjust our marketing campaigns on an ongoing basis. Within minutes, our management and staff can react to changes in deposit inflows and external events by altering interest rates reflected on our websites and in our advertising. Our external advertising cost per new account was approximately $0.80, $7.51 and $20.34 for the fiscal years 2008, 2007 and 2006, respectively.

The number of deposit accounts at June 30, 2008 and at each of June 30, 2007, 2006, 2005 and 2004 is set forth below.

	At June 30,
	2008	2007	2006	2005	2004
Checking and savings accounts	9,415	8,315	8,195	8,829	9,588
Time deposits	15,490	17,502	14,303	10,998	4,065

Total number of deposit accounts	24,905	25,817	22,498	19,827	13,653

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at June 30, 2008 and at each of June 30, 2007, 2006, 2005 and 2004:

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate [1]	Amount	Rate [1]	Amount	Rate [1]
	(Dollars in thousands)
Noninterest-bearing	$5,509	—	$993	—	$1,203	—	$8,225	—	$2,279	—
Interest-bearing:
Demand	61,616	3.22%	48,575	3.52%	35,978	2.79%	33,187	1.93%	26,725	1.35%
Savings	56,202	3.38%	22,840	3.75%	28,980	3.58%	50,408	2.13%	94,120	1.96%
Time deposits:
Under $100	268,747	4.84%	298,767	5.06%	228,204	4.52%	178,566	3.60%	88,082	3.44%
$100 or more	178,630	4.91%	176,774	5.09%	129,839	4.54%	90,665	3.54%	58,635	3.20%

Total time deposits	447,377	4.87%	475,541	5.07%	358,043	4.52%	269,231	3.58%	146,717	3.35%

Total interest-bearing	565,195	4.54%	546,956	4.88%	423,001	4.31%	352,826	3.22%	267,562	2.66%

Total deposits	$570,704	4.50%	$547,949	4.87%	$424,204	4.30%	$361,051	3.14%	$269,841	2.64%

[1]	Based on weighted average stated interest rates at the end of the period.

The following tables set forth the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated:

	2008			2007			2006			2005			2004
	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
(Dollars in thousands)
Demand	$48,308	$1,670	3.46%	$34,409	$1,066	3.10%	$35,693	$962	2.70%	$28,330	$483	1.70%	$29,600	$416	1.41%
Savings	28,623	1,056	3.69%	25,696	960	3.74%	36,595	1,078	2.95%	76,842	1,599	2.08%	64,197	1,252	1.95%
Time deposits	506,761	25,632	5.06%	399,855	19,541	4.89%	321,817	12,890	4.01%	205,530	6,856	3.34%	132,166	4,866	3.68%

Total interest bearing deposits	$583,692	$28,358	4.86%	$459,960	$21,567	4.69%	$394,105	$14,930	3.79%	$310,702	$8,938	2.88%	$225,963	$6,534	2.89%

Total deposits	$585,933	$28,358	4.84%	$461,024	$21,567	4.68%	$398,126	$14,930	3.75%	$315,448	$8,938	2.83%	$227,966	$6,534	2.87%

The following table shows the maturity dates of our certificates of deposit at June 30, 2008, 2007 and 2006:

	2008	2007	2006
	(Dollars in thousands)
Within 12 months	$233,767	$258,404	$245,726
13 to 24 months	81,156	100,086	70,283
25 to 36 months	33,343	44,988	28,317
37 to 48 months	61,744	15,574	8,685
49 months and thereafter	37,367	56,489	5,032

Total	$447,377	$475,541	$358,043

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at June 30, 2008, 2007 and 2006:

	Term to Maturity
	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Time deposits with balances of $100,000 or more at June 30,	(Dollars in thousands)

2008	$29,916	$26,919	$34,284	$87,511	$178,630

2007	$26,795	$20,997	$42,139	$86,843	$176,774

2006	$29,696	$18,624	$42,006	$39,513	$129,839

Borrowings

In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank (FHLB). Our bank can borrow up to 40.0% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. Based on loans and securities pledged at June 30, 2008, we had a total borrowing capacity of approximately $443.9 million, of which $399.0 million was outstanding and $44.9 million was available. At June 30, 2008, we also had a $10.0 million unsecured fed funds purchase line with a major bank under which no borrowings were outstanding.

The Company has sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements have fixed interest rates between 3.24% and 4.65% and scheduled maturities (after 5 years) between January 2012 and December 2017. Under these agreements, the Company may be required to repay the $130.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 6.4 years and the weighted average remaining period before such repurchase agreements could be called is 1.2 years.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 5.04% at June 30, 2008, with interest to be paid quarterly starting in February 2005.

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the fiscal years ended June 30, 2008, 2007, 2006, 2005 and 2004:

	At of For The Fiscal Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Advances from the FHLB[1]:
Average balance outstanding	$270,022	$239,742	$193,632	$122,166	$69,932
Maximum amount outstanding at any month-end during the period	398,966	254,216	236,177	172,562	101,446
Balance outstanding at end of period	398,966	227,292	236,177	172,562	101,446
Average interest rate at end of period	3.77%	4.39%	4.19%	3.49%	3.19%
Average interest rate during period	4.23%	4.34%	3.86%	3.45%	3.79%
Securities sold under agreements to repurchase:
Average balance outstanding	$118,497	$30,648	—	—	—
Maximum amount outstanding at any month-end during the period	130,000	90,000	—	—	—
Balance outstanding at end of period	130,000	90,000	—	—	—
Average interest rate at end of period	4.23%	4.39%	—	—	—
Average interest rate during period	4.34%	4.41%	—	—	—
Notes payable:
Average balance outstanding	—	—	—	$2,541	$1,119
Maximum amount outstanding at any month-end during the period	—	—	—	5,000	3,060
Balance outstanding at end of period	—	—	—	—	1,300
Average interest rate at end of period	—	—	—	—	5.25%
Average interest rate during period[2]	—	—	—	6.19%	5.36%
Junior subordinated debentures:
Average balance outstanding	$5,155	$5,155	$5,155	$2,782	—
Maximum amount outstanding at any month-end during the period	5,155	5,155	5,155	5,155	—
Balance outstanding at end of period	5,155	5,155	5,155	5,155	—
Average interest rate at end of period	5.04%	7.76%	7.59%	5.68%	—
Average interest rate during period	7.16%	8.01%	7.02%	5.47%	—

[1]	Advances from the FHLB have been reduced by debt issue costs of $74, $108 and $223 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.
[2]	Rate excludes impact of write-off of $46,000 in deferred loan costs as a result of prepaying the note payable in March 2005.

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

The following summarizes our current technology resources:

Core Banking Systems. We outsource substantially all of our core banking systems. The outsourcer is responsible for all of our basic core processing applications, including general ledger, loans, deposits, bill pay, ATM networks, electronic fund transfers, item processing and imaging. These outsourced services for our core banking systems are located in California, Texas and Kansas, with a backup location in Branson, Missouri. We use a variety of vendors to provide automated information for our customers, including credit, identity authentication, tax status and property appraisal.

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

Security

Because we operate almost exclusively through electronic means, we believe that we must be vigilant in detecting and preventing fraudulent transactions. We have implemented stringent computer security and internal control procedures to reduce our susceptibility to “identity theft,” “hackers,” theft and other types of fraud. We have implemented an automated approach to detecting identity theft that we believe is highly effective, and we have integrated our fraud detection processes into our CRM technology. For example, when opening new deposit accounts, our CRM programs automatically collect customers’ personal and computer identification from our websites, send the data to internal and third-party programs which analyze the data for potential fraud, and quickly provide operating personnel with a summary report for final assessment and decision making during the account-opening process.

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

Employees

At June 30, 2008, we had 44 full time employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

In real estate lending, we compete against traditional real estate lenders, including large and small savings banks, commercial banks, mortgage bankers and mortgage brokers. Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources and are capable of providing strong price and customer service competition. In order to compete profitably, we may need to reduce the rates we offer on loans and investments and increase the rates we offer on deposits, which actions may adversely affect our overall financial condition and earnings. We may not be able to compete successfully against current and future competitors.

REGULATION

General

Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and not for the benefit of our stockholders. The following information describes aspects of the material laws and regulations applicable to us and our subsidiary, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular applicable laws and regulations.

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

Regulation of Bank of Internet USA

General. As a federally chartered, FDIC-insured savings association, Bank of Internet USA is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of Bank of Internet USA must comply with various statutory and regulatory requirements. Bank of Internet USA is also subject to reserve requirements promulgated by the Federal Reserve Board. The OTS, together with the FDIC, regularly examines Bank of Internet USA and prepares reports for Bank of Internet USA’s board of directors on any deficiencies found in the operations of Bank of Internet USA. The relationship between Bank of Internet USA and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by Bank of Internet USA.

Bank of Internet USA must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into specified transactions such as mergers with or acquisitions of other financial institutions, raising capital or issuing trust preferred securities. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress, could have a material adverse effect on us, Bank of Internet USA and our operations.

Insurance of Deposit Accounts. In February 2006, the Budget Reconciliation Bill (S. 1932) was enacted by the U.S. Congress. The legislation provides for legislative reforms to modernize the federal deposit insurance system. Among other things, provisions in the legislation and subsequent implementing regulations merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into the new Deposit Insurance Fund (“DIF”) effective March 31, 2006; indexed the $100,000 deposit insurance limit to inflation beginning in 2010 and every succeeding five years while giving the FDIC and the National Credit Union Administration (“NCUA”) boards authority to determine whether raising the standard maximum deposit insurance is warranted; increased the deposit insurance limit for certain retirement accounts to $250,000 and indexed that limit to inflation; established a general range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the DIF reserve ratio; required certain actions by the FDIC if the reserve ratio varies within this range; and allowed the FDIC Board to set assessments for deposit insurance according to risk for all insured institutions. The legislation granted a one-time initial assessment credit to recognize institutions’ past contributions to the insurance fund.

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

Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2008, Bank of Internet USA met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC, but are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll-over brokered deposits.

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

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OTS for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Bank of Internet USA is not subject to any such individual minimum regulatory capital requirement and our regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or QTL, test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the Code. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of Bank of Internet USA’s business. The required percentage of qualified thrift investments under the HOLA is 65% of portfolio. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2008, Bank of Internet USA was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and nonpersonal time deposits. At June 30, 2008, Bank of Internet USA was in compliance with these requirements.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NASDAQ National Market on March 15, 2005 under the symbol “BOFI.” There were 8,299,563 shares of common stock outstanding held by approximately 115 registered owners as of August 31, 2008. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter during the last two fiscal years. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is Computershare.

	BofI Holding, Inc. Common Stock
	High	Low
Quarter ended:
June 30, 2006	$8.23	$7.24
September 30, 2006	$7.88	$6.20
December 31, 2006	$7.05	$6.09
March 31, 2007	$8.00	$6.80
June 30, 2007	$7.67	$6.95
September 30, 2007	$7.75	$7.06
December 31, 2007	$7.24	$7.00
March 31, 2008	$7.15	$5.50
June 30, 2008	$8.04	$5.57

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future.

The holders of record of our Series A preferred stock, which was issued in 2003 and 2004, are entitled to receive dividends at the rate of six percent (6%) of the stated value per share of $10,000 per share per year. The holders of record of our Series B preferred stock, which were issued in June, July and August of 2008, are entitled to receive dividends at the rate of eight percent (8%) of the stated value per share of $1,000 per share per year. Dividends on the Series A and Series B preferred stock accrue and are payable quarterly. Dividends on the preferred stock must be paid prior and in preference to any declaration or payment of any distribution on any outstanding shares of junior stock, including our common stock.

Other than dividends to be paid on our preferred stock, we currently intend to retain any earnings to finance the growth and development of our business. Our ability to pay dividends, should our board of directors elect to do so, depends largely upon the ability of our bank to declare and pay dividends to us as our principal source of revenue is dividends paid to us by our bank. Future dividends will depend primarily upon our earnings, financial condition and need for funds, as well as government policies and regulations applicable to us and our bank that limit the amount that may be paid as dividends without prior approval.

Issuer Purchases of Equity Securities

Stock Repurchases

On June 30, 2005, our board of directors approved a common stock buyback program to purchase up to 5% of BofI outstanding common shares when and if the opportunity arises. The buyback program became effective on August 23, 2005 with no termination date. The program authorizes BofI to buy back common stock at its discretion, subject to market conditions. During the fiscal year starting July 1, 2007 through June 30, 2008, the Company did not buy back any of its common shares under this program. Prior to July 1, 2007, a total of 319,500 shares of BofI were purchased under the June 2005 buyback program.

Net Settlement of Restricted Stock Awards

Effective November 2007, the stockholders of the Company approved an amendment to the 2004 Stock Incentive Plan, which among other changes, permitted net settlement of restricted stock awards for purposes of payment of a grantee’s income tax obligation. During the fiscal year ended June 30, 2008, there were 8,777 restricted stock award shares which were retained by the Company and converted to cash at the rate of $7.39 per share to fund the grantee’s income tax obligations.

Sale of Unregistered Securities

In June 2008 the Company commenced a private offering of a newly created series of its preferred stock designated “Series B – 8% Cumulative Convertible Nonparticipating Perpetual Preferred Stock ( the “Series B preferred stock”). The Series B preferred stock has a liquidation preference of $1,000 per share over shares of common stock. In the event of liquidation, the Series B preferred stock ranks pari passu with the Series A. The Series B preferred stock is entitled to cumulative dividends at a rate of 8.0% per annum when and as declared by the Company’s board of directors quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Each share of Series B preferred stock is immediately convertible at the option of the holder into 111 shares of the Company’s common stock, par value $0.01 per share common stock, which is equivalent to a conversion price of $9.00 per share of common stock. Under certain circumstances specified in the certificate of designation governing the Series B preferred stock, the Company may require holders of Series B preferred stock to convert their shares into common stock. Generally, the Series B preferred stock has no voting rights and may be redeemed by the Company at a 5% premium starting in June of 2011, a 3% premium starting in June 2012 or a 2% premium anytime after June 2013.

During the year ended June 30, 2008, the Company issued $3,750,000 of Series B preferred stock representing 3,750 shares at a $1,000 face value. The Company declared dividends to holders of its Series B preferred stock totaling $3, for the year ended June 30, 2008. Subsequent to June 30, 2008, the Company issued another $1,040,000 of Series B preferred stock representing 1,040 shares. The net proceeds of the offering will be used for general corporate purposes, including additional capital funding to support asset growth at the Bank.

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2008. There were no securities issued under equity compensation plans not approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options and units granted	Weighted- average exercise price of outstanding options and units granted	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a))
Equity compensation plans approved by security holders	1,016,747	$7.08	814,723
Equity compensation plans not approved by security holders	—	—	N/A

Total	1,016,747	$7.08	814,723

Item 6. Selected Financial Data

The following selected consolidated financial information should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:

Total assets	$1,194,245	$947,163	$737,835	$609,508	$405,039
Loans, net of allowance for loan losses	631,413	507,906	533,641	486,872	355,261
Loans held for sale	—	—	—	189	435
Allowance for loan losses	2,710	1,450	1,475	1,415	1,045
Investment securities available for sale	209,119	296,068	127,261	62,766	—
Investment securities held to maturity	300,895	61,902	12,375	7,711	3,665
Total deposits	570,704	547,949	424,204	361,051	269,841
Securities sold under agreements to repurchase	130,000	90,000	—	—	—
Advances from the FHLB	398,966	227,292	236,177	172,562	101,446
Note payable	—	—	—	—	1,300
Junior subordinated debentures	5,155	5,155	5,155	5,155	—
Total stockholders’ equity	83,082	72,750	70,246	68,650	31,759
Selected Income Statement Data:
Interest and dividend income	$63,301	$44,586	$32,713	$22,481	$15,772
Interest expense	45,281	33,738	22,758	13,512	9,242

Net interest income	18,020	10,848	9,955	8,969	6,530
Provision (benefit) for loan losses	2,226	(25)	60	370	255

Net interest income after provision for loan losses	15,794	10,873	9,895	8,599	6,275
Noninterest income	1,379	1,180	1,342	907	1,190
Noninterest expense	10,162	6,450	5,789	4,745	3,819

Income before income tax expense (benefit)	7,011	5,603	5,448	4,761	3,646
Income tax expense (benefit)	2,815	2,284	2,182	1,892	1,471

Net income	$4,196	$3,319	$3,266	$2,869	$2,175

Net income attributable to common stock	$3,884	$3,007	$2,906	$2,464	$2,035

Per Share Data:
Net income:
Basic	$0.47	$0.36	$0.35	$0.43	$0.45
Diluted	$0.46	$0.36	$0.34	$0.40	$0.39
Book value per common share	$8.95	$8.19	$7.77	$7.47	$5.57
Tangible book value per common share	$8.95	$8.19	$7.77	$7.47	$5.57
Weighted average number of common shares outstanding:
Basic	8,261,100	8,283,098	8,340,973	5,696,984	4,502,284
Diluted	8,375,550	8,405,215	8,516,278	6,190,312	5,160,482
Common shares outstanding at end of period	8,299,563	8,267,590	8,380,725	8,299,823	4,506,524
Performance Ratios and Other Data:
Loan originations for investment	$64,888	$67,449	$7,720	$45,362	$64,478
Loan originations for sale	516	7,579	20,762	19,312	76,550
Loan purchases	205,067	44,976	165,906	163,384	129,193
Return on average assets	0.40%	0.41%	0.49%	0.59%	0.67%
Return on average common stockholders’ equity	5.41%	4.50%	4.56%	6.73%	8.42%
Interest rate spread [1]	1.40%	0.98%	1.12%	1.61%	1.81%
Net interest margin [2]	1.72%	1.36%	1.51%	1.87%	2.04%
Efficiency ratio [3]	52.4%	53.6%	51.24%	48.05%	49.47%
Capital Ratios:
Equity to assets at end of period	6.96%	7.68%	9.52%	11.26%	7.84%
Tier 1 leverage (core) capital to adjusted tangible assets [4]	7.09%	7.90%	8.91%	9.02%	7.84%
Tier 1 risk-based capital ratio [4]	13.95%	14.76%	15.25%	14.08%	11.11%
Total risk-based capital ratio [4]	14.40%	15.05%	15.59%	14.45%	11.48%
Tangible capital to tangible assets [4]	7.09%	7.90%	8.91%	9.02%	7.84%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.18%	—	—	—	—
Nonperforming loans to total loans	0.66%	0.05%	—	—	—
Allowance for loan losses to total loans held for investment at end of period	0.43%	0.28%	0.28%	0.29%	0.29%
Allowance for loan losses to nonperforming loans	65.29%	541.04%	—	—	—

[1]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[2]	Net interest margin represents net interest income as a percentage of average interest-earning assets.
[3]	Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income.
[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements due to various important factors, including those set forth under “Factors the May Affect Our Performance” and elsewhere in this Form 10-K. The following discussion and analysis should be read together with the “Selected Financial Data” and our consolidated financial statements, including the related notes, included elsewhere in this Form 10-K.

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

Net income for the fiscal year ended June 30, 2008 was $4.2 million, or $0.46 per diluted share, as compared to $3.3 million, or $0.36 per diluted share, in fiscal 2007 and $3.3 million, or $0.34 per diluted share, in 2006. Growth in our interest earning assets, particularly our loans and investment securities, has been the primary driver of the increase in net income. Higher interest earning assets caused net interest income (interest income from loans and investments minus interest expense from deposits and borrowings) to grow to $18.0 million for the fiscal year ended June 30, 2008 compared to $10.8 million for fiscal 2007 and $10.0 million for 2006.

During the year ended June 30, 2008, our net interest margin (net interest income divided by average interest earning assets) increased 36 basis points to 1.72% compared to 1.36% for the year ended June 30, 2007. The improvement in our net interest margin was due primarily to increases in the yields of our loans and securities. During fiscal 2008 we purchased higher yielding loans and mortgage-backed securities. We also sold lower yielding agency mortgage-backed securities and replaced them with higher yielding non-agency securities.

Total assets at June 30, 2008 were $1,194.2 million as compared to $947.2 million at June 30, 2007 and $737.8 million at June 30, 2006. Assets grew $247.0 million or 26.1% during the last fiscal year primarily due to the purchase of mortgage-backed securities and mortgage loan pools, and the origination of RV and home equity loans. These investments were funded with growth in deposits, advances from the FHLB, and borrowings from securities sold under agreements to repurchase. Total assets grew $209.4 million or 28.4% in fiscal 2007 due to the purchase of mortgage-backed securities and the origination and purchase of mortgage loans, and total assets grew $128.3 million or 21.1% in fiscal 2006 from the previous year as a result of the purchase of mortgage-backed securities

On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. The U.S. Treasury also announced that dividends on Fannie Mae and Freddie Mac common and preferred stock were eliminated. Based upon the government announcement, we sold our investment in Fannie Mae Preferred stock on September 8, 2008 at a significant loss. The book value of our Fannie Mae preferred stock investment was $9.1 million at June 30, 2008 and the loss realized after the sale in the first quarter of fiscal 2009 was $7.9 million pretax or approximately $4.7 million after tax.

Our future performance will also depend on many factors, including changes in interest rates, competition for deposits and quality loans, the credit performance of our assets, regulatory actions and our ability to improve operating efficiencies. (See “—Factors that May Affect our Performance”).

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

Investment Securities—Currently, we classify investment securities as either available-for-sale or held to maturity. Securities available for sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair value of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair value from our internal pricing models. Securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Amortization of purchase premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

At each reporting date, we monitor our available-for-sale and held to maturity securities for other-than-temporary impairment. Other-than-temporary impairment losses are recognized in noninterest income with a corresponding reduction in the carrying value of the investment.

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

	For the Fiscal Years Ended June 30,
	2008			2007			2006
	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/ Rates Paid	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/ Rates Paid	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/ Rates Paid
	(Dollars in thousands)
Assets:

Loans [2] [3]	$550,307	$33,499	6.09%	$512,599	$29,370	5.73%	$533,522	$27,629	5.18%

Federal funds sold	23,147	1,013	4.38%	11,755	614	5.22%	7,129	310	4.35%
Interest-earning deposits in other financial institutions	7,821	457	5.84%	14,333	791	5.52%	14,947	666	4.46%
Mortgage-backed and other investment securities [4]	451,846	27,524	6.09%	249,128	13,164	5.28%	94,297	3,642	3.86%

Stock of the FHLB, at cost	14,205	808	5.69%	12,084	647	5.35%	9,675	466	4.82%

Total interest-earning assets	1,047,326	63,301	6.04%	799,899	44,586	5.57%	659,570	32,713	4.96%

Noninterest-earning assets	14,681			11,738			9,493

Total assets	$1,062,007			$811,637			$669,063

Liabilities and Stockholders’ Equity:

Interest-bearing demand and savings	$76,028	$2,726	3.59%	$60,007	$2,025	3.37%	$72,288	$2,040	2.82%

Time deposits	506,761	25,632	5.06%	399,855	19,542	4.89%	321,817	12,890	4.01%
Securities sold under agreements to repurchase	118,497	5,137	4.34%	30,648	1,352	4.41%	—	—	—

Advances from the FHLB	270,022	11,417	4.23%	239,742	10,406	4.34%	193,632	7,466	3.86%

Other borrowings	5,155	369	7.16%	5,155	413	8.01%	5,155	362	7.02%

Total interest-bearing liabilities	976,463	45,281	4.64%	735,407	33,738	4.59%	592,892	22,758	3.84%

Noninterest-bearing demand deposits	3,144			1,052			4,021

Other noninterest-bearing liabilities	5,553			3,219			2,500

Stockholders’ equity	76,847			71,959			69,650

Total liabilities and stockholders’ equity	$1,062,007			$811,637			$669,063

Net interest income		$18,020			$10,848			$9,955

Interest rate spread [5]			1.40%			0.98%			1.12%

Net interest margin [6]			1.72%			1.36%			1.51%

[1]	Average balances are obtained from daily data.
[2]	Loans include loans held for sale, loan premiums and unearned fees.
[3]	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.
[4]	All investments are taxable.
[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[6]	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Results of Operations

Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has grown primarily as a result of the growth in our assets. We also earn non-interest income primarily from prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of investment securities. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 25 full time employees at June 30, 2006 to 44 full time equivalent employees at June 30, 2008. We are subject to federal and state income taxes, and our effective tax rates were 40.15%, 40.8%, and 40.0% for the fiscal years ended June 30, 2008, 2007, and 2006, respectively. Other factors that affect our results of operations include expenses relating to occupancy, data processing and other miscellaneous expenses.

Comparison of the Year Ended June 30, 2008 and 2007

Net Interest Income. Net interest income totaled $18.0 million for the fiscal year ended June 30, 2008 compared to $10.8 million for the fiscal year ended June 30, 2007. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007.

	Fiscal Year Ended June 30, 2008 vs. 2007 Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)
	(Dollars in thousands)
Increase/(decrease) in interest income:
Loans	$2,161	$1,845	$123	$4,129
Federal funds sold	595	(99)	(97)	399
Interest-earning deposits in other financial institutions	(359)	46	(21)	(334)
Mortgage-backed and other investment securities	10,704	2,018	1,638	14,360
Stock of the FHLB, at cost	113	41	7	161

	$13,214	$3,851	$1,650	$18,715

Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$540	$132	$29	$701
Time deposits	5,228	680	182	6,090
Securities sold under agreements to repurchase	3,874	(21)	(68)	3,785
Advances from the FHLB	1,314	(264)	(39)	1,011
Other borrowings	—	(44)	—	(44)

	$10,956	$483	$104	$11,543

Interest Income. Interest income for the year ended June 30, 2008 totaled $63.3 million, an increase of $18.7 million, or 41.9%, compared to $44.6 million in interest income for the year ended June 30, 2007 primarily due to interest-earning asset growth. Average interest-earning assets for the year ended June 30, 2008 increased by $247.4 million compared to the year ended June 30, 2007 due to the purchase of mortgage-backed and investment securities which increased $202.7 million during the year ended June 30, 2008 compared to 2007. Also increasing by $37.7 million was the average balance of the loan portfolio, primarily the result of our purchase of pools of multifamily and single family loans and the originations of RV and home equity loans. Average interest earning balances associated with our stock of the FHLB increased by $2.1 million in the year ended June 30, 2008 compared to the year ended June 30, 2007 because our required minimum investment increased, in line with our increased advances from the FHLB. For the year ended June 30, 2008, the growth in average balances contributed additional interest income of $13.2 million, and the average rate increase resulted in a net $3.9 million increase in interest income. The average yield earned on our interest-earning assets increased to 6.04%

for the year ended June 30, 2008, up from 5.57% for the same period in 2007 due primarily to the higher yields on our loan portfolio and our mortgage-backed securities portfolio.

Interest Expense. Interest expense totaled $45.3 million for the year ended June 30, 2008; an increase of $11.6 million, compared to $33.7 million in interest expense during the year ended June 30, 2007. Average interest-bearing balances for the year ended June 30, 2008 increased $241.1 million compared to the same period in 2007, due to higher deposit totals from increased customer accounts and additional borrowings from the FHLB. The average interest-bearing balances of advances from the FHLB increased $30.3 million as primarily short term advances were added to replace time deposits. Our addition of short-term fixed rate borrowings is a part of our strategy to manage our interest rate risk. For the year ended June 30, 2008, the growth in the average balance of interest bearing liabilities resulted in additional interest expense of $11.0 million, and increases in interest rates resulted in a net increase of $0.5 million in interest expense. The average rate paid on all of our interest-bearing liabilities increased to 4.64% for the year ended June 30, 2008 from 4.59% for the year ended June 30, 2007. The maturity of lower-rate term deposits and the addition of new term deposits in the first half of the year at higher rates caused the average term deposit rates to increase to 5.06% in fiscal 2008 from 4.89% in fiscal 2007. New lower rate FHLB advances added during the last half of fiscal 2008 caused the average FHLB advance rate to decrease to 4.23% in fiscal 2008 from 4.34% in fiscal 2007. These rate changes in fiscal 2008 were accompanied by an increase in the weighted average rate paid on interest-bearing demand and savings accounts, which increased to 3.59% from 3.37%, and the average rate paid on other borrowings that decreased to 7.16% in fiscal 2008 from 8.01% in fiscal 2007. The increase in the rate paid on checking and savings was due to competitive increases in our rates for money market savings accounts and interest-bearing checking accounts. Our average rate on term deposits increased 17 basis points between fiscal 2008 and 2007.

Provision for Loan Losses. Provision for loan losses was $2.2 million for the year ended June 30, 2008 and a benefit of $25,000 for fiscal 2007. The provisions were made to maintain our allowance for loan losses at levels which management believed to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.

See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown.

	For Fiscal Year Ended June 30,
	2008	2007
	(Dollars in thousands)
Prepayment penalty fee income	$287	$399
Mortgage banking income	2	93
Net gain on securities	711	403
Banking service fees and other income	379	285

Total noninterest income	$1,379	$1,180

Noninterest income totaled $1.4 million for the year ended June 30, 2008 compared to $1.2 million for the same period in 2007. The increase of $199,000 in fiscal 2008 was primarily due to an increase in gain on sale of securities of $308,000, offset by the lower prepayment penalty income of $112,000 and lower mortgage banking income of $91,000. Lower prepayment penalty income in fiscal 2008 was generally the result of fewer new multifamily loans and the expiration of penalties on seasoned multifamily loans. Mortgage banking income decreased due to a reduction in the number of single family and multifamily loans originated for sale.

The increase in gains on sales of securities for fiscal 2008 was partially offset by an other-than-temporary impairment charge on an investment in Fannie Mae preferred stock. The net gain on sale of mortgage-backed securities for fiscal 2008 increased to $1.7 million compared to $0.4 million realized in fiscal 2007. The increased net gain was the result of our strategy to sell lower yielding government agency mortgage-backed securities and reinvest the proceeds in higher yielding whole loan pool purchases and non-agency AAA mortgage-backed securities. An other-than- temporary-impairment charge of $1.0 million partially offset the realized gains and was recorded as of June 30, 2008 as a result of the decline in the market value of our $10.1 million investment in Fannie Mae (FNMA) 8 1/4% Series S “FNMA Preferred” stock. Subsequent to June 30, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. The U.S. Treasury also announced that dividends on the FNMA Preferred stock were eliminated. Based upon the government announcement of the conservatorship and the elimination of dividends on FNMA Preferred, the Bank sold on September 8, 2008 its entire position in FNMA Preferred at a realized loss of an additional $7.9 million or approximately $4.7 million after income tax.

Noninterest Expense. The following table sets forth information regarding our noninterest expense for the periods shown:

	For Fiscal Year Ended June 30,
	2008	2007
	(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	$5,426	$2,993
Professional services	654	537
Occupancy and equipment	373	363
Data processing and internet	656	586
Advertising and promotional	750	584
Depreciation and amortization	132	88
FDIC and OTS regulatory fees	744	238
Other general and administrative	1,427	1,061

Total noninterest expenses	$10,162	$6,450

Noninterest expense totaled $10.2 million for the year ended June 30, 2008, an increase of $3.7 million compared to fiscal 2007. Salaries, employee benefits and stock-based compensation increased $2.4 million during fiscal 2008 due primarily to the addition of staffing for RV and home equity loan products and the addition of our new CEO. Included in the $2.4 million increases was $675,000 of one-time expense related to the new CEO and a contract amendment of the former CEO. Professional services increased $117,000 in fiscal 2008 compared to 2007 generally due to an increase in professional, legal services and consulting fees associated with Bank pool purchases and product development. Data processing and Internet expenses increased $70,000 in fiscal 2008 compared to fiscal 2007 due to increases in service bureau charges associated with new deposit and loan customers and additional software for investment securities. Advertising and promotion expense increased $166,000, primarily due to increased activity for our new home equity loan products. FDIC and OTS regulatory fees increased $506,000 due to higher standard assessment rates and due to the deposit and asset growth of the Bank. Other general and administrative costs increased in fiscal 2008 mainly due increases in loan expenses of $173,000 compared to fiscal 2007.

Income Tax Expense. Income tax expense was $2.8 million for the year ended June 30, 2008 compared to $2.3 million for fiscal 2007. Our effective tax rates were 40.15% and 40.8% for the year ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate is primarily due to higher level of non-taxable dividend income.

Comparison of the Years Ended June 30, 2007 and 2006

Net Interest Income. Net interest income totaled $10.8 million for the fiscal year ended June 30, 2007 compared to $10.0 million for the fiscal year ended June 30, 2006. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006.

	Fiscal Year Ended June 30, 2007 vs. 2006 Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)
	(Dollars in thousands)
Increase/(decrease) in interest income:
Loans	$(1,084)	$2,940	$(115)	$1,741
Federal funds sold	201	62	41	304
Interest-earning deposits in other financial institutions	(27)	158	(6)	125
Mortgage-backed and other investment securities	5,980	1,341	2,201	9,522
Stock of the FHLB, at cost	116	52	13	181

	$5,186	$4,553	$2,134	$11,873

Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$(347)	$399	$(67)	$(15)
Time deposits	3,126	2,839	687	6,652
Securities sold under agreements to repurchase	—	—	1,352	1,352
Advances from the FHLB	1,778	939	223	2,940
Other borrowings	—	51	—	51

	$4,557	$4,228	$2,195	$10,980

Interest Income. Interest income for the year ended June 30, 2007 totaled $44.6 million, an increase of $11.9 million, or 36.4%, compared to $32.7 million in interest income for the year ended June 30, 2006. Earning asset growth and higher average rates contributed to the increase in interest income. Average interest-earning assets for the year ended June 30, 2007 increased by $140.3 million compared to the year ended June 30, 2006 due to the purchase of mortgage-backed and investment securities which increased $154.8 million during the year ended June 30, 2007 compared to 2006. Partially offsetting the increase was a $20.9 million decrease in the average balance of the loan portfolio, primarily the result of our multifamily and single family loan payoff in excess of originations and purchases. The mortgage-backed securities we purchase provide a guarantee from a government sponsored entity like FNMA, while single-family whole loan originations and purchases do not have a credit guarantee and the mortgage-backed securities offer increased liquidity compared to whole loans. Average interest earning balances associated with our stock of the FHLB increased by $2.4 million in the year ended June 30, 2007 compared to the year ended June 30, 2006 because our required minimum investment increased, in line with our increased advances from the FHLB. For the year ended June 30, 2007, the growth in average balances contributed additional interest income of $5.2 million, and the average rate increase resulted in a net $6.7 million increase in interest income. The average yield earned on our interest-earning assets increased to 5.57% for the year ended June 30, 2007, up from 4.96% for the same period in 2006 due primarily to the higher yields on our loan portfolio and our mortgage-backed securities portfolio. Loan rate increases from adjustable rate loans contributed to the increase in the loan portfolio yield. In the second half of fiscal 2007, we originated higher yielding home equity and RV loans which also contributed to the increase in loan yield. Higher market rates on new loan pools and mortgage-backed securities purchases also caused the increase in the yield on earning assets.

Interest Expense. Interest expense totaled $33.7 million for the year ended June 30, 2007, an increase of $10.9 million, compared to $22.8 million in interest expense during the year ended June 30, 2006. Average interest-bearing balances for the year ended June 30, 2007 increased $142.5 million compared to the same period in 2006, due to higher deposit totals from increased customer accounts and additional borrowings from the FHLB. The average interest-bearing balances of advances from the FHLB increased $46.1 million as primarily new 5- and 10-year fixed-rate advances were added. Our addition of long-term fixed rate borrowings is a part of our strategy to manage our interest rate risk. For the year ended June 30, 2007, the growth in the average balance of interest bearing liabilities resulted in additional interest expense of $4.6 million, and increases in interest rates resulted in a net increase of $6.4 million in interest expense. The average rate paid on all of our interest-bearing liabilities increased to 4.59% for the year ended June 30, 2007 from 3.84% for the year ended June 30, 2006. The maturity of lower-rate term deposits and the addition of new term deposits at higher rates caused the average term deposit rates to increase to 4.89% in fiscal 2007 from 4.01% in fiscal 2006. Similarly, new higher rate FHLB advances added during fiscal 2007 caused the average FHLB advance rate to increase to 4.34% in fiscal 2007 from 3.86% in fiscal 2006. These rate changes in fiscal 2007 were accompanied by an increase in the weighted average rate paid on interest-bearing demand and savings accounts, which increased to 3.37% from 2.82%, and the average rate paid on other borrowings that increased to 8.01% in fiscal 2007 from 7.02% in fiscal 2006. The increase in the rate paid on checking and savings was due to competitive increases in our rates for money market savings accounts and interest-bearing checking accounts. Our average rate on term deposits increased 88 basis points between fiscal 2007 and 2006. Long-term U.S. Treasury rates, which generally influence our mortgage market rates, did not move proportionally higher and the yield curve inverted during fiscal 2007. As a result, the rate on our loan portfolio increased only 55 basis points. Deposit market rates increased faster than loan rates in fiscal 2007 causing our net interest margin to decline to 1.36% from 1.51% in fiscal 2006.

Provision for Loan Losses. Provision for loan losses was a benefit of $25,000 for the year ended June 30, 2007 and an expense of $60,000 for fiscal 2006.

See “—Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.

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

Noninterest Expense. The following table sets forth information regarding our noninterest expense for the periods shown.

	For Fiscal Year Ended June 30,
	2007	2006
	(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	$2,993	$2,795
Professional services	537	443
Occupancy and equipment	363	347
Data processing and internet	586	491
Advertising and promotional	584	338
Depreciation and amortization	88	89
FDIC and OTS regulatory fees	238	188
Other general and administrative	1,061	1,098

Total noninterest expenses	$6,450	$5,789

Noninterest expense totaled $6.5 million for the year ended June 30, 2007, an increase of $0.7 million compared to fiscal 2006. Salary expense increased $116,000 due primarily to the addition of staff to accommodate the addition of RV and home equity loan products. Stock-based compensation increased for the year ended June 30, 2007 by $82,000 due to additional stock option and restricted stock grants in July 2006. Professional services increased $94,000 in fiscal 2007 compared to 2006 generally due to an increase in professional filing services and consulting fees. Data processing and Internet expenses increased $95,000 in fiscal 2007 compared to fiscal 2006 due to increased development costs for new websites and increases in service bureau charges associated with new deposit and loan customers. Advertising and promotion expense increased $246,000, primarily due to increased activity for our new home equity loan products.

Income Tax Expense. Income tax expense was $2.3 million for the year ended June 30, 2007 compared to $2.2 million for fiscal 2006. Our effective tax rates were 40.8% and 40.0% for the year ended June 30, 2007 and 2006, respectively. The increase in the effective tax rate is primarily due to adjustments for the tax treatment for incentive stock options.

Comparison of Financial Condition at June 30, 2008 and June 30, 2007

Total assets increased by $247.0 million, or 26.1%, to $1,194.2 million at June 30, 2008 from $947.2 million at June 30, 2007. The increase in total assets resulted primarily from purchases of non-agency AAA mortgage-backed securities net of sales of U.S. agency securities and repays, resulting in increases in mortgage-backed securities of $152.0 million. Also, we increased loans by $123.5 million through pool purchases and originations. Total liabilities increased by $236.8 million, or 27.1%, to $1,111.2 million at June 30, 2008 from $874.4 million at June 30, 2007. The increase in total liabilities resulted primarily from growth in short-term advances from FHLB of $171.7 million.

Stockholders’ equity increased by $10.2 million, or 14.0%, to $83.0 million at June 30, 2008 from $72.8 million at June 30, 2007. The increase was the result of $4.2 million in net income and the issuance of Series B preferred stock of $3.8 million, the increase in comprehensive income of $1.9 million, and additional paid in capital of $0.9 million resulting from the exercise of stock options and stock-based compensation expense.

Our net deposit growth of $22.8 million during the fiscal year ended June 30, 2008 resulted from a $50.9 million net increase in checking and savings account balances offset by a $28.1 million decrease in time deposits. The increase in checking and savings and the decrease in time deposits are the result of lower rates being offered on time deposits. The additional proceeds from our liability and equity growth were invested in originations and purchases of loans held for investment, which totaled $270.0 million for the year ending June 30, 2008. Also, to supplement our loan activity, we purchased $493.2 million in mortgage-backed and investment securities. We increased our purchases of mortgage-backed securities during the year ended June 30, 2008 because we believed they provided better risk adjusted yields than certain single family whole loan originations or whole loan pools. We expect to continue to purchase mortgage-backed securities to supplement our loan portfolio in the next fiscal year.

Asset Quality and Allowance for Loan Loss

Nonperforming Assets

Nonperforming loans and foreclosed assets or “nonperforming assets’ consisted of the following:

	June 30,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Nonperforming assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$1,793	$221	$—	$—	$—
Home equity loans	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial	2,358	—	—	—	—

Total nonaccrual loans secured by real estate	4,151	221	—	—	—
RV / Auto	—	7	—	—	—
Other	—	—	—	—	—

Total nonperforming loans	4,151	228	—	—	—
Foreclosed real estate	219	—	—	—	—
Repossessed – vehicles	262	—	—	—	—

Total nonperforming assets	$4,632	$228	$—	$—	$—

Total nonperforming loans as a percentage of total loans	0.66%	0.05%	—	—	—

Total nonperforming assets as a percentage of total assets	0.39%	0.02%	—	—	—

The increase in nonperforming loans at June 30, 2008 compared to 2007 was due primarily to one commercial mortgage loan for $2.4 million which was in the foreclosure process at June 30, 2008. No reserve for impairment was allocated to the $2.4 million loan based upon a current appraisal of the collateral. The 1.8 million in single family nonperforming loans represents six loans in four states ranging in amounts from $399,000 to $97,000. The increase in nonperforming single family loans reflects the nationwide downturn in residential housing values. If residential housing values continue to decline, we are likely to experience growth in the level of nonperforming and foreclosed loans in future periods.

The Bank had one single family mortgage loan with an outstanding principal balance of $421,000 which was considered a troubled debt restructuring at June 30, 2008. A troubled debt restructuring is a performing loan with temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures will be initiated. There were no troubled debt restructurings at the end of fiscal 2007 or at any prior fiscal year end.

Allowance for Loan Losses

We maintain an allowance for loan losses in an amount that we believe is sufficient to provide adequate protection against probable incurred losses in our loan portfolio. We evaluate quarterly the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, risk characteristics of the various categories of loans and other pertinent factors. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible and increased by recoveries of loans previously charged off.

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

The following table sets forth the changes in our allowance for loan losses, by loan type, from July 1, 2003 through June 30, 2008:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	RV / Auto	Consumer	Total	Total Allowance as a Percentage of Total Loans
	(Dollars in thousands)
Balance at July 1, 2003	$76	$1	$678	$35	$—	$—	$790	0.32%

Provision for loan losses	(34)	(1)	284	6	—	—	255

Balance at June 30, 2004	42	—	962	41	—	—	1,045	0.29%

Provision for loan losses	101	—	253	16	—	—	370

Balance at June 30, 2005	143	—	1,215	57	—	—	1,415	0.29%

Provision (benefit) for loan losses	81	1	(19)	(3)	—	—	60

Balance at June 30, 2006	224	1	1,196	54	—	—	1,475	0.28%

Provision (benefit) for loan losses	32	65	(346)	(5)	223	6	(25)

Balance at June 30, 2007	256	66	850	49	223	6	1,450	0.28%

Provision (benefit) for loan losses	777	120	393	156	772	8	2,226
Recoveries	—	—	—	—	22	—	22
Charge-offs	(428)	—	(100)	—	(454)	(6)	(988)

Balance at June 30, 2008	$605	$186	$1,143	$205	$563	$8	$2,710	0.43%

The following table sets forth how our allowance for loan losses is allocated by type of loan at each of the dates indicated:

	At June 30,
	2008		2007		2006		2005		2004
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
Single family	$605	22.32%	$256	17.66%	$224	15.19%	$143	10.11%	$42	4.02%
Home equity	186	6.86%	66	4.55%	1	0.07%	—	0.00%	—	0.00%
Multifamily	1,143	42.19%	850	58.62%	1,196	81.08%	1,215	85.86%	962	92.06%
Commercial real estate and land	205	7.56%	49	3.38%	54	3.66%	57	4.03%	41	3.92%
Consumer - RV	563	20.77%	223	15.38%	—	0.00%	—	0.00%	—	0.00%
Other	8	0.30%	6	0.41%	—	0.00%	—	0.00%	—	0.00%

Total	$2,710	100%	$1,450	100%	$1,475	100%	$1,415	100%	$1,045	100%

Our Bank’s provisions for loan loss increased to $2.2 million for fiscal 2008 compared to a benefit of $25,000 and a provision of $60,000 for fiscal years 2007 and 2006, respectively. The Bank’s loan loss provisions increased in fiscal 2008 due to two factors. First, between June 30, 2008 and June 30, 2007, our net loans increased $123.5 million compared to a net loan decline of $25.7 million during fiscal 2007 and compared to net loan growth of $46.7 million during fiscal 2006. The Bank’s general loan loss allowance increases or decreases with the change in net loans. Second, the Bank increased its required percentages for general loan loss allowance during fiscal 2008 due primarily to the general decline in housing values and the corresponding decline in consumer credit.

Prior to fiscal 2008, the Bank had never had a loan charge off. In March 2007, we commenced RV lending with the understanding that some loan charge offs would likely be required. During fiscal 2008, we charged off $432,000 in connection with our RV loan portfolio and we increased our general loan loss percentage and tightened our underwriting standards. We also experienced charge offs of $428,000 in connection with our single family loan portfolio and we increased our general loan loss percentage. We believe our Bank’s loan underwriting has been and remains conservative compared to most banks.

Liquidity and Capital Resources

Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have three credit agreements. Bank of Internet USA can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2008, we had a total borrowing capacity of approximately $443.9 million, of which $399.0 million was outstanding and $44.9 million was available. At June 30, 2008, we also had a $10.0 million unsecured fed funds purchase line with a major bank under which no borrowings were outstanding. In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk.

We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 5.04% at June 30, 2008, with interest to be paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.

Contractual Obligations. At June 30, 2008, we had $22.8 million in loan commitments outstanding. Time deposits due within one year of June 30, 2008 totaled $233.8 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term when they expect interest rates to rise. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt and operating leases as of June 30, 2008 by payment date.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Long-term debt obligations [1]	$1,085,965	$491,880	$246,324	$190,109	$157,652
Operating lease obligations [2]	1,477	323	678	476	—

Total	$1,087,442	$492,203	$247,002	$190,585	$157,652

[1]	Long-term debt includes time deposits, advances from FHLB and borrowings under repurchase agreements. The payment amount represents principal and interest due to recipient.
[2]	Payments are for the lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The OTS requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2008, our bank met all the capital adequacy requirements to which it was subject.

At June 30, 2008, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would change the bank’s capital levels. To maintain its status as a “well capitalized” financial institution under applicable regulations and to support additional growth, we will need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet USA capital amounts, ratios and requirements at June 30, 2008 were as follows:

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital:
Amount and ratio to adjusted tangible assets	$84,562	7.09%	$47,717	4.00%	$59,646	5.00%
Tier 1 capital:
Amount and ratio to risk-weighted assets	$84,562	13.95%	N/A	N/A	$36,373	6.00%
Total capital:
Amount and ratio to risk-weighted assets	$87,272	14.40%	$48,498	8.00%	$60,622	10.00%
Tangible capital:
Amount and ratio to tangible assets	$84,562	7.09%	$17,894	1.50%	N/A	N/A

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

Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate single family loans at June 30, 2008 had lifetime rate caps that were 500 basis points or more greater than the note rates at June 30, 2008. If market rates rise by more than the interest rate cap, we will not be able to increase these customers’ loan rates above the interest rate cap.

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

The following table sets forth the interest rate sensitivity of our assets and liabilities at June 30, 2008:

	Term to Repricing, Repayment, or Maturity at June 30, 2008
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:

Cash and cash equivalents	$16,264	$—	$—	16,264

Interest-earning deposits in other financial institutions	1,980	—	—	1,980

Mortgage-backed and other investment securities(1)	326,353	161,332	22,329	510,014

Stock of FHLB, at cost	19,395	—	—	19,395

Loans, net of allowance for loan loss (2)	277,892	298,456	55,065	631,413

Loans held for sale	—	—	—	—

Total interest-earning assets	641,884	459,788	77,394	1,179,066

Noninterest-earning assets	—	—	—	15,179

Total assets	$641,884	$459,788	$77,394	$1,194,245

Interest-bearing liabilities:

Interest-bearing deposits (3)	$351,585	$213,610	$—	$565,195

Securities sold under agreements to repurchase (4)	—	20,000	110,000	130,000

Advances from the FHLB	227,000	146,966	25,000	398,966

Other borrowings	5,155	—	—	5,155

Total interest-bearing liabilities	583,740	380,576	135,000	1,099,316

Other noninterest-bearing liabilities	—	—	—	11,847

Stockholders’ equity	—	—	—	83,082

Total liabilities and equity	$583,740	$380,576	$135,000	$1,194,245

Net interest rate sensitivity gap	$58,144	$79,212	$(57,606)	$79,750

Cumulative gap	$58,144	$137,356	$79,750	$79,750

Net interest rate sensitivity gap — as a % of interest-earning assets	9.06%	17.23%	-(74.43)%	6.76%

Cumulative gap — as a % of cumulative interest-earning assets	9.06%	12.47%	6.76%	6.76%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates.
(2)	The table reflects either contractual repricing dates, or maturities.
(3)	The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.
(4)	Securities sold under agreements to repurchase reflect contractual maturities. Under terms of the agreements, repayment and repricing of repurchase may be accelerated if market rates rise.

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

Our net interest margin for the year ended June 30, 2008 increased to 1.72% compared to 1.36% for the year ended June 30, 2007. During the year ended June 30, 2008, interest income earned on loans and on mortgage backed securities was influenced by the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by a sharp decline in the Fed Funds rate.

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at June 30, 2008:

	Sensitivity (in thousands)	Percentage Change from Base	Net Present Value as Percentage of Assets
Up 300 basis points	$862	1.0%	7.31%
Up 200 basis points	$5,324	6.4%	7.58%
Up 100 basis points	$5,183	6.2%	7.46%
Base	—	—	6.95%

Down 100 basis points	$5,292	6.3%	7.24%

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

Factors that May Affect Our Performance

We are subject to changing government laws and regulations, which could adversely affect our operations.

The banking industry, in general, is heavily regulated. As a savings and loan holding company, we are subject to regulation by the OTS and the Federal Deposit Insurance Corporation (“FDIC”). The economic and political environment influence regulatory policies, and as such, any or all of our business activities are subject to change if and when our primary regulators change applicable policies and regulations. Such changes could affect the way we conduct our business, which could adversely impact our operations and earnings.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments including methodologies to value our securities, evaluate securities for other-than-temporary impairment and estimate our allowance for loan losses. These methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

We may elect to seek additional capital but it may not be available when it is needed and limit our ability to execute our strategic plan.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we elect to raise additional capital for other reasons. We may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition, results of operations and prospects.

Changes in interest rates could adversely affect our income.

Our income depends to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. Our interest-earning assets and interest-bearing liabilities do not react uniformly to changes in interest rates since the two have different time periods for interest rate adjustment. Interest rates are sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, influence the origination of loans, the prepayment of loans, and the volume of deposits. Loan originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. The impact of these changes may be greater if we do not effectively manage the relative sensitivity of our assets and liabilities to changes in market interest rates.

Access To Adequate Funding Cannot Be Assured

We have significant sources of liquidity as a result of our federal thrift structure, including consumer deposits, the FHLB, repurchase lending facilities, and the Federal Reserve discount window. We rely primarily upon consumer deposits and FHLB advances. Our ability to attract deposits could be negatively impacted by a perception of our financial prospects or by increased deposit rates available at troubled institutions suffering from shortfalls in liquidity. The FHLB is subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank. Selected sources of liquidity may become unavailable to the Bank if it was no longer considered to be “well-capitalized.”

Many of our mortgage and consumer loans, particularly recreational vehicle loans and home equity loans are generally unseasoned, and defaults on such loans would harm our business.

At June 30, 2008, our multifamily residential loans were $330.8 million or 52.2% of our total loans and our commercial real estate loans were $33.7 million, or 5.3% of our total loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. At June 30, 2008, our recreational vehicle and auto loans were $57.0 million, or 9.0% of our total loans and our home equity loans were $42.0 million or 6.6% of our total loans. Our recreational vehicle lending and our home equity lending programs were started near the end of fiscal 2007, thus we have limited experience with defaults on these loans.

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

We are based in San Diego, California, and approximately 44.9% of our total loan portfolio was secured by real estate located in California at June 30, 2008. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.

Changes in economic conditions, particularly a further economic slowdown in California, could hurt our business.

Our business can be affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. The housing and real estate sectors slowdown experienced an economic slowdown that has continued into 2008. Further deterioration in economic conditions, particularly within the State of California, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquencies may increase

•	problem assets and foreclosures may increase

•	demand for our products and services may decline; and

•	collateral for our loans may decline in value

Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

Substantially all of the loans in our portfolio are secured by real estate. At June 30, 2008, approximately 44.9% of our total loan portfolio was secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will become less valuable. If such an event were to occur, we may experience charge-offs at a greater level than we would otherwise experience, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. Declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. These changes would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

We frequently purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not always prove correct.

From time to time, we purchase loans in bulk or “pools.” For the fiscal years ended June 30, 2008, 2007, and 2006, we purchased $178.7 million, $43.0 million, and $165.9 million, respectively, in single family and multifamily mortgage loans. During the fiscal year ended June 30, 2008, we also purchased a commercial real estate loan pool of $24.7 million. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, in the past, we have purchased “pools” of loans at a premium and some of the loans were prepaid before we expected. Accordingly, we earned less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.

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

Our success depends substantially on the skill and abilities of our senior management team, including our Chief Executive Officer and President, Gregory Garrabrants, our Chief Operating Officer, Gary Lewis Evans, our Chief Financial Officer, Andrew J. Micheletti, our Chief Loan Officer, Kenn Darling, and our Chief Technology Officer, Michael Berengolts, each of whom performs multiple functions that might otherwise be performed by separate individuals at larger banks, as well as our Chairman Jerry F. Englert and our Vice Chairman Theodore C. Allrich. These individuals may not be able to fulfill their responsibilities adequately, and they may not remain with us. The loss of the services of any of these individuals or other key employees, whether through termination of employment, disability or otherwise, could have a material adverse effect on our business. In addition, our ability to grow and manage our growth depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing, customer service and professional personnel. The implementation of our business plan and our future success will depend on such qualified personnel. Competition for such employees is intense, and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to attract and retain the necessary technical, managerial, sales and marketing and customer service personnel, as well as experienced professionals, our business, prospects, financial condition and results of operations could be adversely affected.

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

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective as of the fiscal year beginning July 1, 2007.

The Company adopted FIN 48 effective July 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the year ended June 30, 2008. The Company is subject to federal income tax and income tax of the state of California as well as various other states. The Company’s federal income tax returns for the years ended June 30, 2004, 2005, 2006, and 2007 and its California state tax returns for the years ended June 30, 2003, 2004, 2005, 2006 and 2007 are open to audit under the statutes of limitations by the Internal Revenue Service and California Franchise Tax Board. The Company records interest and penalties related to uncertain tax positions as part of income tax expense. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of this statement on July 1, 2008 did not have any impact on the Company’s consolidated financial position or results of operations.

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

The Company expects to adopt SFAS 159 along with SFAS 157 effective as of July 1, 2008. The Company is currently evaluating, which, if any items it will elect to recognize at fair value at the date of adoption. The impact on the Company’s consolidated financial position and results of operations will depend on which items the Company elects to recognize at fair value and the fair value at date of adoption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” in our definitive Proxy Statement for the period ended June 30, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2008.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

(b) A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 50 of this Report on Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of incorporation[1]

3.2	By-laws[1]

4.1	Specimen Stock Certificate of the Registrant[1]

4.2	Certificate of Designation – Series A Preferred[1]

4.3	Certificate of Designation – Series B Preferred[2]

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors[1]

10.2*	Amended and Restated 1999 Stock Option Plan, as amended[1]

10.3*	2004 Stock Incentive Plan[1] , as amended November 20, 2007

10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder[1]

10.5	Office Space Lease, dated April 25, 2005, for 12777 High Bluff Drive, San Diego, California 92130 By and Between DL San Diego LP, a Delaware limited partnership, Landlord And Bank of Internet USA, a Federal Savings Bank[2]

10.6*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Gary Lewis Evans[1] , as amended October 22, 2007 and March 6, 2008

10.7*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Andrew J. Micheletti[1]

10.8*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Michael J. Berengolts[1]

10.9	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004[1]

10.10	Website Lease Agreement dated April 2, 2007, Between CWI, Inc., a Kentucky Corporation, Landlord and Bank of Internet US3

10.11*	Employment Agreement, dated October 22, 2007, between Bank of Internet USA and Gregory Garrabrants[5]

21.1	Subsidiaries of the Registrant consist of Bank of Internet USA (federal charter) and BofI Trust I (Delaware charter)[1]

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney, incorporated by reference to the signature page to this report

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicated management contract or compensatory plan, contract or arrangement.

1 Incorporated by reference from the same exhibit number in the Registration Statement on Form S-1 (File No. 333-121329) filed by the Company on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

2 Incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on June 30, 2008.

3 Incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on April 28, 2005.

4 Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on April 2, 2007.

5 Incorporated by reference from Exhibit 10.11 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on October 23, 2007.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date: September 23, 2008	By:	/s/ Gregory Garrabrants
Gregory Garrabrants Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory Garrabrants and Andrew J. Micheletti jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 23rd day of September 2008 in the capacities indicated.

Signature	Title

/s/ Gregory Garrabrants Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), director

/s/ Andrew J. Micheletti Andrew J. Micheletti	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jerry F. Englert Jerry F. Englert	Chairman

/s/ Theodore C. Allrich Theodore C. Allrich	Vice Chairman

/s/ Gary Burke Gary Burke	Director

/s/ Michael Chipman Michael Chipman	Director

/s/ Paul Grinberg Paul Grinberg	Director

/s/ Thomas J. Pancheri Thomas J. Pancheri	Director

/s/ Connie M. Paulus Connie M. Paulus	Director

/s/ Gordon L. Witter	Director

BOFI HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of BofI Holding, Inc. and subsidiary (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BofI Holding, Inc. and subsidiary as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Grand Rapids, Michigan
September 23, 2008

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,
	2008	2007
ASSETS
Cash and due from banks	$4,214	$1,233
Federal funds sold	12,050	38,475

Total cash and cash equivalents	16,264	39,708
Time deposits in financial institutions	1,980	12,082
Investment securities available for sale	209,119	296,068
Investment securities held to maturity	300,895	61,902
Stock of the Federal Home Loan Bank, at cost	19,395	12,659
Loans—net of allowance for loan losses of $2,710 in 2008; $1,450 in 2007	631,413	507,906
Accrued interest receivable	5,740	6,013
Furniture, equipment and software—net	391	242
Deferred income tax	918	431
Cash surrender value of life insurance	4,547	4,364
Other assets	3,583	5,788

TOTAL	$1,194,245	$947,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$5,509	$993
Interest bearing	565,195	546,956

Total deposits	570,704	547,949
Securities sold under agreements to repurchase	130,000	90,000
Advances from the Federal Home Loan Bank	398,966	227,292
Junior subordinated debentures	5,155	5,155
Accrued interest payable	2,366	2,712
Accounts payable and accrued liabilities	3,972	1,305

Total liabilities	1,111,163	874,413
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized;
Series A—$10,000 stated value; 515 (2008) and 515 (2007) shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value; 3,750 (2008) and none (2007) shares issued and outstanding	3,750	—
Common stock—$0.01 par value; 25,000,000 shares authorized;
8,627,840 shares issued and 8,299,563 shares outstanding (2008);
8,587,090 shares issued and 8,267,590 shares outstanding (2007);	86	86
Additional paid-in capital	60,684	59,803
Accumulated other comprehensive income/(loss) —net of tax	1,017	(865)
Retained earnings	14,975	11,091
Treasury stock	(2,493)	(2,428)

Total stockholders’ equity	83,082	72,750

TOTAL	$1,194,245	$947,163

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

	Year Ended June 30,
	2008	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$33,499	$29,370	$27,629
Investments	29,802	15,216	5,084

Total interest and dividend income	63,301	44,586	32,713

INTEREST EXPENSE:
Deposits	28,358	21,567	14,930
Advances from the Federal Home Loan Bank	11,417	10,406	7,466
Other borrowings	5,506	1,765	362

Total interest expense	45,281	33,738	22,758

Net interest income	18,020	10,848	9,955
Provision (benefit) for loan losses	2,226	(25)	60

Net interest income, after provision for loan losses	15,794	10,873	9,895

NON-INTEREST INCOME:
Prepayment penalty fee income	287	399	721
Mortgage banking income	2	93	289
Net gain on securities	711	403	—
Banking service fees and other income	379	285	332

Total non-interest income	1,379	1,180	1,342

NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	5,426	2,993	2,795
Professional services	654	537	443
Occupancy and equipment	373	363	347
Data processing and internet	656	586	491
Advertising and promotional	750	584	338
Depreciation and amortization	132	88	89
FDIC and OTS regulatory fees	744	238	188
Other general and administrative	1,427	1,061	1,098

Total non-interest expense	10,162	6,450	5,789

INCOME BEFORE INCOME TAXES	7,011	5,603	5,448
INCOME TAXES	2,815	2,284	2,182

NET INCOME	$4,196	$3,319	$3,266

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$3,884	$3,007	$2,906

Basic earnings per share	$0.47	$0.36	$0.35
Diluted earnings per share	0.46	0.36	0.34

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Comprehensive Income	Total
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—July 1, 2005	675	$6,637	8,299,823	—	8,299,823	$83	$56,746	$5,178	6	—		$68,650
Comprehensive income:
Net income	—	—	—	—	—	—	—	3,266	—	—	$3,266	3,266
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(891)	—	(891)	(891)

Total comprehensive income											$2,375

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(360)	—	—		(360)
Convert preferred stock to common stock	(150)	(1,474)	142,800	—	142,800	1	1,473	—	—	—		—
Stock-based compensation expense	—	—	—	—	—	—	409	—	—	—		409
Restricted stock grant	—	—	17,500	—	—	—	—	—	—	—		—
Purchase of Treasury Stock				(163,500)	(163,500)					(1,325)		(1,325)
Stock options exercises	—	—	101,602	—	101,602	1	496	—	—	—		497

BALANCE—June 30, 2006	525	5,163	8,561,725	(163,500)	8,380,725	85	59,124	8,084	(885)	(1,325)		70,246

Comprehensive income:
Net income	—	—	—	—	—	—	—	3,319	—	—	$3,319	3,319
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	20	—	20	20

Total comprehensive income											$3,339

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(312)	—	—		(312)
Convert preferred stock to common stock	(10)	(100)	7,690	—	7,690	1	100	—	—	—		1
Stock-based compensation expense	—	—	—	—	—	—	491	—	—	—		491
Restricted stock grant	—	—	16,100	—	—	—	—	—	—	—		—
Restricted stock distributed to trust	—	—	—	—	33,600	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	(156,000)	(156,000)	—	—	—	—	(1,103)		(1,103)
Stock options exercises and tax benefits of equity compensation	—	—	1,575	—	1,575	—	88	—	—	—		88

BALANCE—June 30, 2007	515	5,063	8,587,090	(319,500)	8,267,590	86	59,803	11,091	(865)	(2,428)		72,750

Comprehensive income:
Net income	—	—	—	—	—	—	—	4,196	—	—	$4,196	4,196
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	1,882	—	1,882	1,882

Total comprehensive income											$6,078

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(312)	—	—		(312)
Issuance of convertible preferred stock	3,750	3,750	—	— —	—	—	—	—	—	—		3,750
Stock-based compensation expense	—	—	—	—	—	—	776	—	—	—		776
Restricted stock grant	—	—	20,750	(8,777)	11,973	—	—	—	—	(65)		(65)
Stock option exercises and tax benefits of equity compensation	—	—	20,000	—	20,000	—	105	—	—	—		105

BALANCE—June 30, 2008	4,265	$8,813	8,627,840	(328,277)	8,299,563	$86	$60,684	$14,975	$1,017	$(2,493)		$83,082

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,196	$3,319	$3,266
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of premiums (discounts) on securities	(1,845)	427	227
Amortization of premiums and deferred loan fees	1,942	1,587	1,885
Amortization of borrowing costs	74	115	115
Stock-based compensation expense	776	491	409
Net gain on sale of available for sale securities	(1,711)	(403)	—
Impairment charge on preferred stock	1,000	—	—
Provision (benefit) for loan losses	2,226	(25)	60
Deferred income taxes	(1,741)	418	22
Origination of loans held for sale	(516)	(7,579)	(20,762)
Gain on sales of loans held for sale	(2)	(30)	(108)
Proceeds from sale of loans held for sale	518	7,609	21,059
Depreciation and amortization	132	88	89
Stock dividends from the Federal Home Loan Bank	(697)	(624)	(409)
(Gain) loss on disposal of fixed assets	—	—	(10)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	273	(2,586)	(1,072)
Other assets	2,506	(2,945)	(2,220)
Accrued interest payable	(346)	1,557	502
Accounts payable and accrued liabilities	2,598	407	(539)

Net cash provided by operating activities	9,383	1,826	2,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage-backed securities available for sale	(210,032)	(303,384)	(95,411)
Purchases of held to maturity investments and time deposits	(286,319)	(75,027)	(21,236)
Proceeds from sale of mortgage-backed securities	212,329	74,746	—
Proceeds from repayment of available for sale securities	87,635	59,843	29,179
Repayments of investments held to maturity and time deposits	60,141	29,857	12,343
Purchase of stock of the Federal Home Loan Bank	(6,258)	(924)	(2,576)
Proceeds from redemption of stock of Federal Home Loan Bank	219	—	—
Origination of loans	(64,888)	(67,449)	(7,720)
Purchases of loans, net of discounts and premiums	(205,067)	(44,976)	(165,906)
Principal repayments on loans	141,796	136,598	124,912
Purchases of furniture, equipment and software	(281)	(108)	(87)

Net cash used in investing activities	(270,725)	(190,824)	(126,502)

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$22,755	$123,745	$63,153
Proceeds from the Federal Home Loan Bank advances	257,000	38,000	80,000
Repayment of the Federal Home Loan Bank advance	(85,400)	(47,000)	(16,500)
Proceeds from repurchase agreements	40,000	90,000	—
Purchase of treasury stock	—	(1,103)	(1,325)
Proceeds from exercise of common stock options	91	6	427
Proceeds from issuance of convertible preferred stock—Series B	3,750	—	—
Tax benefit from exercise of common stock options	14	82	70
Cash dividends on convertible preferred stock	(312)	(312)	(360)

Net cash provided by financing activities	237,898	203,418	125,465

NET CHANGE IN CASH AND CASH EQUIVALENTS	(23,444)	14,420	1,477

CASH AND CASH EQUIVALENTS—Beginning of year	39,708	25,288	23,811

CASH AND CASH EQUIVALENTS—End of year	$16,264	$39,708	$25,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$45,552	$32,066	$22,140

Income taxes paid	$2,675	$1,710	$2,403

Transfers to other real estate	$484	—	—

See notes to consolidated financial statements.	(Concluded)

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

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

Restrictions on Cash—Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances, which do not earn interest. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $2,689 and $738 at June 30, 2008 and 2007, respectively.

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

Stock-Based Compensation—Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards(“SFAS”) No. 123(R), using the modified prospective transition method. Accordingly the company has recorded stock-based employee compensation costs using the fair value method since adoption of SFAS No. 123(R).

Federal Home Loan Bank (FHLB) stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Cash Surrender Value of Life Insurance—The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

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

New Accounting Pronouncements —In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of this statement did not have a material impact on the company’s consolidated financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective as of the fiscal year beginning July 1, 2007.

The Company adopted FIN 48 effective July 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the year ended June 30, 2008. The Company is subject to federal income tax and income tax of the state of California as well as various other states. The Company’s federal income tax returns for the years ended June 30, 2004, 2005, 2006, and 2007 and its California state tax returns for the years ended June 30, 2003, 2004, 2005, 2006 and 2007 are open to audit under the statutes of limitations by the Internal Revenue Service and California Franchise Tax Board. The Company records interest and penalties related to uncertain tax positions as part of income tax expense. There was no penalty or interest expense recorded for the years ended June 30, 2008 or 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of this statement on July 1, 2008 did not have any impact on the Company’s consolidated financial position or results of operations.

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

The Company expects to adopt SFAS 159 along with SFAS 157 effective as of July 1, 2008. The Company is currently evaluating, which, if any items it will elect to recognize at fair value at the date of adoption. The impact on the Company’s consolidated financial position and results of operations will depend on which items the Company elects to recognize at fair value and the fair value at date of adoption.

2.	TIME DEPOSITS IN FINANCIAL INSTITUTIONS

The Company had insured time deposits at various financial institutions totaling $1,980 and $12,082 at June 30, 2008 and 2007, respectively. The carrying amounts of such investments as shown in the balance sheets are at cost. Time deposits at June 30, 2008 of $1,980 will mature within one year. In the year-ended June 30, 2008 the Company decided to reinvest the funds we had invested in time deposits into loans and mortgage-backed securities.

3.	INVESTMENT SECURITIES

Available-for-sale—Amortized costs and the fair value of investment securities available-for-sale are summarized as follows:

	June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities - U.S. agency	$198,347	$1,787	$(87)	$200,047
(GNMA, FNMA, FHLMC)

Preferred Stock - FNMA	9,072	—	—	9,072

	$207,419	$1,787	$(87)	$209,119

	June 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities - U.S. agency	$297,507	$494	$(1,933)	$296,068

(GNMA, FNMA, FHLMC)
	$297,507	$494	$(1,933)	$296,068

The amortized cost and fair value of available-for-sale debt securities by contractual maturity at June 30, 2008 are as follows:

	Amortized Cost	Fair Value
Mortgage-backed securities -U.S. agency
Due within one year	$1,403	$1,408
Due one to five years	6,537	6,579
Due five to ten years	17,466	17,606
Due after ten years	172,941	174,454

Total Mortgage-backed securities -U.S. agency	$198,347	$200,047

Contractual maturities are based upon scheduled principal payments assuming no prepayments.

Available-for-sale securities totaling $200,000 and $296,000 were pledged to secure borrowings as of June 30, 2008 and 2007.

Held-to-maturity—The carrying amount and the fair value of investment securities held-to-maturity are summarized as follows:

	June 30, 2008
	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities-U.S. agency	$21,529	$271	$(17)	$21,783
Mortgage-backed securities-AAA non-agency	258,328	11,547	(4,637)	265,238
U.S. Government agency debt	9,983	49	—	10,032
Trust preferred collateralized debt	11,055	—	(3,504)	7,551

Total	$300,895	$11,867	$(8,158)	$304,604

	June 30, 2007
	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (U.S. agency)	$17,024	$64	$(80)	$17,008
U.S. Government agency debt	38,773	—	(447)	38,326
Trust preferred collateralized debt	6,105	—	(105)	6,000

Total	$61,902	$64	$(632)	$61,334

The carrying amount and fair values of investment securities held-to-maturity by contractual maturity at June 30, 2008 are as follows:

	Carrying Amount	Fair Value
Mortgage-backed securities (MBS) -U.S. agency ¹
Due within one year	$321	$325
Due one to five years	1,475	1,488
Due five to ten years	2,579	2,607
Due after ten years	17,154	17,363

Total MBS-U.S. agency	21,529	21,783

U.S. Government agency debt
Due within one year	485	487
Due one to five years	2,265	2,276
Due five to ten years	3,729	3,746
Due after ten years	3,504	3,523

Total U.S. Government agency debt	9,983	10,032

Mortgage-backed securities-AAA non-agency ¹
Due within one year	—	—
Due one to five years	17,741	18,293
Due five to ten years	27,582	28,405
Due after ten years	213,005	218,540

Total MBS-AAA non-agency	258,328	265,238

Trust preferred collateralized debt
Due after ten years	11,055	7,551

Total trust preferred collateralized debt	11,055	7,551

Total	$300,895	$304,604

(1)	Maturities of mortgage-backed securities were determined based on contractual principal maturities assuming no prepayments.

Held-to-maturity securities totaling $297,000 and $55,000 were pledged to secure borrowings as of June 30, 2008 and 2007.

Securities with unrealized losses at year-end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

June 30, 2008	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
MBS-U.S. agency	$9,646	$(40)	$4,886	$(47)	$14,532	$(87)

Sub-total	9,646	(40)	4,886	(47)	14,532	(87)

Securities held to maturity:
MBS-U.S. agency	1,633	(5)	835	(12)	2,468	(17)
MBS-AAA non-agency	77,855	(4,637)	—	—	77,855	(4,637)
Trust preferred collateralized debt	2,839	(2,161)	4,712	(1,343)	7,551	(3,504)

Sub-total	82,327	(6,803)	5,547	(1,355)	87,874	(8,158)

Total	$91,973	$(6,843)	$10,433	$(1,402)	$102,406	$(8,245)

June 30, 2007	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
MBS-U.S. agency	$187,312	$(1,678)	$25,448	$(255)	$212,760	$(1,933)

Securities held to maturity:
MBS-U.S. agency	8,063	(42)	2,674	(38)	10,737	(80)
U.S. Government agency debt	38,326	(447)	—	—	38,326	(447)
Trust preferred collateralized debt	6,000	(105)	—	—	6,000	(105)

Total	52,389	(594)	2,674	(38)	55,063	(632)

Total	$239,701	$(2,272)	$28,122	$(293)	$267,823	$(2,565)

There were six securities that were in a continuous loss position at June 30, 2008 for a period of more than 12 months. There were twelve securities that were in a continuous loss position at June 30, 2007 for a period of more 12 months.

The fair values for U.S. agency mortgage-backed securities and preferred stock available-for-sale and the fair values for U.S. Government agency debt securities held-to-maturity are obtained by the Company from quoted prices on active markets. As quoted prices from active markets are not available, the fair values of non-agency securities held to maturity are determined by the Company utilizing matrix pricing, which is a mathematical technique widely used in the industry to value securities based on the securities’ relationship to other benchmark quoted securities. The Company’s pricing matrix for its portfolio of AAA non-agency mortgage-backed securities and its trust preferred collateralized debt securities uses actual and forecasted default rates, actual and forecasted loss severities, collateral seasoning and other individual characteristics of the specific loans comprising the loan pools as well as the structural subordination and overcollateralization characteristics of the securities to estimate future cash flows and select discount rates to calculate each security’s fair value.

During fiscal 2008 significant disruptions in the mortgage markets and severe reduction in market liquidity for certain mortgage products, such as private-label mortgage-related securities backed by non-agency loans, actual trades for these instruments became less observable. The Company’s determination of the fair values involves significant judgment resulting in a reasonable measurement of fair value in accordance with the requirements of generally accepted accounting principles. The fair values calculated by the Company could be significantly in excess of the actual proceeds that would be received if it were forced to sell these assets in a short period of time into the current market which is characterized by illiquidity and opportunistic pricing by a limited number of market participants.

The Company monitors securities in its held to maturity and available for sale investment portfolios for other-than- temporary impairment. Impairment may result from factors including credit deterioration and changes in market rates relative to the interest rate of the instrument. The Company considers many factors in determining whether impairment is other than temporary, including but not limited to the length of time the security has had a fair value less than the cost basis, the severity of the unrealized loss, the Company’s intent and ability to hold the security for a period of time sufficient for a recovery in value, issuer specific factors such as the issuer’s financial condition, external credit ratings and general market conditions. The Company recognized other-than-temporary impairment loss on preferred stock of FNMA in the available for sale securities portfolio of $1,000 during the last quarter of the year ended June 30, 2008. Subsequent to June 30, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae (FNMA) and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. The U.S. Treasury also announced that dividends on Fannie Mae preferred stock were eliminated. Based upon the government announcement of the conservatorship and the elimination of dividends on Fannie Mae preferred stock, the Bank sold on September 8, 2008 its entire position in Fannie Mae preferred at a realized loss of an additional $7,900 or approximately $4,740 after income tax.

Recently liquidity and economic uncertainty have increased the volatility of market pricing for mortgage-backed securities and collateralized debt securities. Although the fair value will fluctuate, the majority of our investment portfolio consists of mortgage-backed securities from government agencies and AAA-rated senior mortgage-backed securities (non-agency). If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full. No loss in principal is expected over the lives of the securities and the Company has the ability and intent to hold these securities until they mature or for a period of time sufficient to allow for a recovery in the fair value. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment.

The gross gains and losses realized through earnings upon the sale of available for sale securities were as follows:

	2008	2007	2006
Proceeds	$212,329	$74,746	$—
Gross realized gains	1,801	403	—
Gross realized losses	(90)	—	—

Net realized gains	$1,711	$403	—

4.	LOANS

Loans were as follows at June 30:

	2008	2007
Mortgage loans on real estate:
Residential single family (one to four units)	$165,473	$104,960
Home equity	41,977	18,815
Residential multifamily (five units or more)	330,778	325,880
Commercial and land	33,731	11,256
Consumer - Recreational vehicle	56,968	42,327
Other	4,439	981

Total	633,366	504,219

Allowance for loan losses	(2,710)	(1,450)
Unamortized premiums/(discounts)—net of deferred loan fees	757	5,137

	$631,413	$507,906

An analysis of the allowance for loan losses is as follows for the year ended June 30:

	2008	2007	2006
Balance—beginning of period	$1,450	$1,475	$1,415
Provision (benefit) for loan loss	2,226	(25)	60
Charged off	(988)	—	—
Recoveries	22	—	—

Balance—end of period	$2,710	$1,450	$1,475

An analysis of impaired loans is as follows for the year ended June 30:

	2008	2007	2006
Nonperforming loans	$4,151	$228	$—
Troubled debt restructuring	421	—	—
Other impaired loans	737	—	—

Total impaired loans	$5,309	$228	$—

At June 30, 2008, $2,530 of impaired loans had specific allowance allocations of $465 while $2,779 of impaired loans had no specific allowance allocations. The average carrying value of impaired loans was $929 and $57 for the year ended June 30, 2008 and 2007, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at June 30, 2008 or 2007. Loans past due 90 days or more which were still accruing were $656 and $0 at June 30, 2008 and 2007, respectively.

At June 30, 2008 and 2007, approximately 44.89% and 44.08%, respectively, of the Company’s loans are collateralized with real-property collateral located in California and therefore exposed to economic conditions within this market region.

In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There were no new related party loans granted during the year ended June 30, 2008, none in 2007, and one in 2006. Total principal payments on related party loans were $949, $68, and $61 during the years ended June 30, 2008, 2007 and 2006, respectively. At June 30, 2008 and 2007, these loans amounted to $3,036 and $3,985, respectively, and are included in loans held for investment. Interest earned on these loans was $213, $218, and $225 during the years ended June 30, 2008, 2007 and 2006, respectively.

A major shareholder of the Company’s common stock is also the controlling shareholder of a large recreational vehicle (RV) sales company which secures indirect RV loans for is customers through relationships with various banks. At June 30, 2008, the Company had $55,330 in loan principal outstanding and $1,995 of unamortized premium from RV loans originated through its banking relationship with the RV sales company of the major shareholder. In March 2007, the Bank also entered into a website marketing agreement with another company of the major shareholder to offer the Bank’s loan and deposit products to RV customers. Payments to the company by the Bank for customer acquisitions through the website agreement were not significant for years ended June 30, 2008 and 2007. This agreement was cancelled on February 14, 2008

The Company’s loan portfolio consists of approximately 25.91% fixed interest rate loans and 74.09% adjustable interest rate loans as of June 30, 2008. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through June 30, 2008, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

At June 30, 2008 and 2007, purchased loans serviced by others were $309,214 or 48.82% and $303,526 or 60.20% respectively, of the loan portfolio.

5.	FURNITURE, EQUIPMENT AND SOFTWARE

A summary of the cost and accumulated depreciation for furniture, equipment and software is as follows at June 30:

	2008	2007
Leasehold improvements	$33	$33
Furniture and fixtures	346	297
Computer hardware and equipment	405	329
Software	338	213

Total	1,122	872

Less accumulated depreciation and amortization	(731)	(630)

Furniture, equipment and software—net	$391	$242

Depreciation and amortization expense for the years ended June 30, 2008, 2007 and 2006 amounted to $132, $88, and $89, respectively.

6.	DEPOSITS

Deposit accounts are summarized as follows at June 30:

	2008		2007
	Amount	Rate*	Amount	Rate*
Non-interest bearing	$5,509	0.00%	$993	0.00%
Interest bearing:
Demand	61,616	3.22%	48,575	3.52%
Savings	56,202	3.38%	22,840	3.75%

Time deposits:
Under $100	268,747	4.84%	298,767	5.06%
$100 or more	178,630	4.91%	176,774	5.09%

Total time deposits	447,377	4.87%	475,541	5.07%

Total interest bearing	565,195	4.54%	546,956	4.88%

Total deposits	$570,704	4.50%	$547,949	4.87%

*	Based on weighted-average stated interest rates at period end.

The scheduled maturities of time deposits are as follows as of June 30, 2008 (dollars in thousands):

Within 12 months	$233,767
13 to 24 months	81,156
25 to 36 months	33,343
37 to 48 months	61,744
49 to 60 months	37,367
Thereafter	—

Total	$447,377

At June 30, 2008 and 2007, the Company had deposits from principal officers, directors and their affiliates in the amount of $1,089 and $16,743, respectively.

7.	ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2008 and 2007, the Company’s fixed-rate FHLB advances had interest rates that ranged from 2.57% to 5.62% with a weighted average of 3.77% and ranged from 2.84% to 5.62% with a weighted average of 4.39%, respectively.

Fixed-rate advances from FHLB are scheduled to mature as follows at June 30:

	2008		2007
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$226,997	3.29%	$45,398	3.49%
After one but within two years	58,000	4.56%	68,940	4.37%
After two but within three years	36,969	4.45%	53,000	4.58%
After three but within four years	33,000	4.75%	21,954	4.98%
After four but within five years	19,000	3.59%	33,000	4.75%

After five years	25,000	4.15%	5,000	5.62%

	$398,966	3.77%	$227,292	4.38%

At June 30, 2008, a total of $62.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to the Company after specified dates. Under the terms of the putable advances, the Company could be required to repay all of the principal and accrued interest before the maturity date. The weighted-average remaining contractual maturity period of the $62.0 million in advances is 3.73 years and the weighted average remaining period before such advances could be put to the Company is 1.05 years.

The Company’s advances from FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $399,000 and $139,900 at June 30, 2008 and 2007, respectively, by the Company’s investment in capital stock of FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance is payable in full at its maturity date with a prepayment penalty for fixed rate advances.

The maximum amounts advanced from the FHLB were $398,966, $254,216, and $236,177 during the years ended June 30, 2008, 2007, and 2006, respectively. At June 30, 2008, the Company had $44,909 available for advances from the FHLB for terms up to seven years and $10,000 available under a federal funds line of credit with a major bank.

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has sold securities under various agreements to repurchase for total proceeds of $130,000. The repurchase agreements have fixed interest rates between 3.24% and 4.65%, weighted average rate of 4.23%, and scheduled maturities between January 2012 and December 2017. Under these agreements, the Company may be required to repay the $130,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 6.36 years and the weighted average remaining period before such repurchase agreements could be called is 1.16 years.

9.	JUNIOR SUBORDINATED DEBENTURES AND NOTE PAYABLE

Junior Subordinated Debentures—On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% (5.04% at June 30, 2008), with interest paid quarterly starting February 16, 2005.

10.	INCOME TAXES

The provision for income taxes is as follows for the years ended June 30:

	2008	2007	2006
Current:
Federal	$3,394	$1,377	$1,591
State	1,162	489	569

	4,556	1,866	2,160
Deferred:
Federal	(1,333)	305	16
State	(408)	113	6

	(1,741)	418	22

Total	$2,815	$2,284	$2,182

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended June 30:

	2008	2007	2006
Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	7.27	7.03	6.99
Cash surrender value	(0.89)	(1.00)	(0.95)
Non-deductible stock option expense	0.21	0.94	—
Non-taxable dividend income	(1.56)	—	—
Other	1.12	(0.21)	0.01

Effective tax rate	40.15%	40.76%	40.05%

The components of the net deferred tax asset are as follows at June 30:

	2008	2007
Deferred tax assets:
Allowance for loan losses and charge-offs	$1,570	$454
Available-for-sale unrealized net losses	—	574
State taxes	279	200
Stock-based compensation expense	595	314
Deferred compensation	274
Securities impaired	448	—

	3,166	1,542

Deferred tax liabilities:
Deferred loan fees	(296)	(138)
FHLB stock dividend	(1,108)	(755)
Other assets - prepaids	(84)	(147)
Depreciation	(80)	(71)
Available-for-sale unrealized net gains	(680)	—

	(2,248)	(1,111)

Net deferred tax asset	$918	$431

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2008 and 2007, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

11.	STOCKHOLDERS’ EQUITY

Common Stock and Common Stock Warrants—Changes in common stock issued and outstanding were as follows for the years ended June 30:

	2008		2007		2006
	Issued	Outstanding	Issued	Outstanding	Issued	Outstanding
Beginning of year	8,587,090	8,267,590	8,561,725	8,380,725	8,299,823	8,299,823
Common stock issued through option exercise	20,000	20,000	1,575	1,575	101,602	101,602
Purchase of Treasury Stock	—	—	—	(156,000)	—	(163,500)
Common stock issued through preferred stock conversion	—	—	7,690	7,690	142,800	142,800
Common stock issued through grants	20,750	11,973	16,100	33,600	17,500	—

End of year	8,627,840	8,299,563	8,587,090	8,267,590	8,561,725	8,380,725

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

During the year ended June 30, 2008, the Company issued 20,000 shares of common stock for $116 from the exercise of nonqualified stock options (including $25 income tax benefit). Also, the Company issued 20,750 shares upon vesting of restricted stock units. Pursuant to the Plan, the company repurchased 8,777 of those shares to fund the tax liability associated with the vesting of the award for a net increase in outstanding shares of 11,973.

Changes in Common Stock Warrants - During the year ended June 30, 2006, all outstanding organizer warrants to purchase 59,950 shares of common stock expired.

Convertible Preferred Stock—On October 28, 2003, the Company commenced a private placement of Series A–6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009 (the “Series A”). The rights, preferences and privileges of the Series A preferred stock were established in a certificate filed by the Company with the State of Delaware on October 27, 2003, and generally include the holder’s right to a six percent (6%) per annum cumulative dividend payable quarterly, the Company’s right to redeem some or all of the outstanding shares at par after five years and the holders’ right to convert all or part of the face value of his Series A preferred stock into the Company’s common stock at $10.50 per share, increasing in three increments to $18.00 per share after January 1, 2008. The Company’s right to redeem the Series A is perpetual and starts immediately after issuance (with a premium payable to the holder starting at 5% in the first year and declining to 1% in the fifth year). The holder’s right to convert to the Company’s common stock starts immediately after purchase and expires on January 1, 2009.

During the year ended June 30, 2004, the Company issued $6,750 of Series Al preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $113. The Company has declared and paid dividends to holders of its Series A preferred stock totaling $309, $312, and $360 for the years ended June 30, 2008, 2007, and 2006, respectively. In January 2006, 150 shares of preferred stock were converted into common shares. As a result, the Company reduced Series A preferred stock by $1,474 and increased additional paid in capital by $1,474. In January 2007, 10 shares of Series A preferred stock were converted into common shares. As a result, the Company reduced Series A preferred stock by $100 and increased additional paid in capital by $100.

In June 2008 the Company commenced a private offering of up to $14 million in aggregate liquidation amount of a newly created series of its preferred stock designated “Series B – 8% Cumulative Convertible Nonparticipating Perpetual Preferred Stock ( the “Series B”). The Series B preferred stock has a liquidation preference of $1,000 per share over shares of common stock. In the event of liquidation, the Series B preferred stock ranks pari passu with the Series A . The Series B preferred stock is entitled to cumulative dividends at a rate of 8.0% per annum when and as declared by the Company’s board of directors quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Each share of Series B preferred stock is immediately convertible at the option of the holder into 111 shares of the Company’s common stock, par value $0.01 per share Common Stock, which is equivalent to a conversion price of $9.00 per share of Common Stock. Under certain circumstances specified in the Certificate of Designation, the Company may require holders of Series B preferred stock to convert their shares into Common Stock. Generally, the Series B preferred stock has no voting rights and may be redeemed by the Company at a 5% premium starting in June of 2011, a 3% premium starting in June 2012 or a 2% premium anytime after June 2013.

During the year ended June 30, 2008, the Company issued $3,750 of Series B preferred stock representing 3,750 shares at a $1,000 face value. The Company declared dividends to holders of its Convertible Preferred Stock Series B totaling $3, for the year ended June 30, 2008. Subsequent to June 30, 2008, the Company issued another $1,040 of Series B preferred stock representing 1,040 shares.

12.	STOCK-BASED COMPENSATION

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

2004 Stock Incentive Plan—In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At June 30, 2008, there were a maximum of 1,352,649 shares available for issuance under the limits of the 2004 Plan.

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

The Company’s income before income taxes and net income for the year ended June 30, 2008, 2007 and 2006 included stock option compensation cost of $478, $397 and $357 respectively. The total income tax benefit was $192, $162 and $143 for year ended June 30, 2008, 2007 and 2006, respectively. At June 30, 2008, unrecognized compensation expense related to non-vested grants aggregated to $312 and is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
For the fiscal year ended June 30,
2008	$238
2009	67
2010	7
2011	—
2012	—

Total	$312

The fair value of each option awarded under the Plans is estimated on the date of grant based on the Black- Scholes option pricing model. The weighted average grant-date fair value and the assumptions used in the valuations for each period are summarized as follows:

	Year Ended June 30,
	2008	2007	2006
Weighted-average grant-date fair value per share	—	$3.95	$3.95
Assumptions used:	—
Risk-free interest rates	—	4.75% to 5.0%	4.10% to 4.46%
Dividends	—	0%	0%
Volatility	—	31.87% to 32.45%	35.14% to 35.41%
Weighted-average expected life	—	6.0 to 6.25 years	6.0 to 6.25 years

A summary of stock option activity under the Plans during the period July 1, 2005 to June 30, 2008 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding—July 1, 2005	722,017	$6.11
Granted	247,900	$9.32
Exercised	(101,602)	$4.19
Cancelled	(52,246)	$9.86

Outstanding—June 30, 2006	816,069	$7.08
Granted	160,000	$7.28
Exercised	(1,575)	$4.19
Cancelled	(37,500)	$8.94

Outstanding—June 30, 2007	936,994	$7.05

Granted	—
Exercised	(20,000)	$4.19
Cancelled	(10,750)	$9.32

Outstanding—June 30, 2008	906,244	$7.09

Options exercisable—June 30, 2006	518,500	$5.72

Options exercisable—June 30, 2007	651,924	$6.51

Options exercisable—June 30, 2008	804,496	$6.96

The following table summarizes information as of June 30, 2008 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$4.19	360,583	1.6	360,583	$4.19
$6.76	20,000	8.3	8,333	$6.76
$7.35	134,600	8.1	85,148	$7.35
$8.50	15,000	7.4	12,917	$8.50
$9.20	7,500	7.1	7,083	$9.20
$9.50	184,000	7.1	154,010	$9.50
$10.00	183,561	4.9	175,422	$10.00
$11.00	1,000	4.0	1,000	$11.00

$7.09	906,244	4.6	804,496	$6.96

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at June 30, 2008 were $1,172 and $1,163, respectively. The aggregate intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006 was $64, $5 and $371, respectively.

Restricted Stock and Restricted Stock Units—In July 2005, the Company’s Board of Directors approved the first stock award under the 2004 Stock Incentive Plan. On July 25, 2005, 19,300 shares were awarded to directors and employees. Additional stock awards totaling 16,100 shares were granted to directors on July 24, 2006. The stock awards vest one-third on each one-year anniversary of the grant date and 17,032 shares were vested and issued as of June 30, 2008.

During the year ended June 30, 2008, the Company’s Board of Directors granted 131,253 restricted stock units to employees and directors. The chief executive officer received 83,000 restricted stock units which vest ratably on each of the four fiscal year ends of the initial term in his employment contract. All other restricted stock unit awards granted during the year ended June 30, 2008, vest over three years, one-third on each anniversary date.

The Company’s income before income taxes and net income for the years ended June 30, 2008, 2007 and 2006 included stock award expense of $299 and $92 and $52, respectively. The income tax benefit was $120, $37 and $21. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At June 30, 2008, unrecognized compensation expense related to non-vested awards aggregated to $758 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
For the fiscal year ended June 30,:
2008	300
2009	260
2010	198
2011	—

Total	$758

The following table presents the status and changes in restricted stock grants from inception through June 30, 2008:

	Restricted Stock and restricted stock unit Shares	Weighted- Average Grant-Date Fair Value
Non-vested balance at July 1, 2005
Granted	19,300	$9.50
Vested	—
Forfeited	(1,800)	$9.50

Non-vested balance at June 30, 2006	17,500	$9.50

Granted	16,100	$7.35
Vested	(5,831)
Forfeited	—	$9.50

Non-vested balance at June 30, 2007	27,769	$8.25

Granted	131,253	$6.98
Vested	(31,951)	$7.52

Non-vested balance at June 30, 2008	127,071	$7.13

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At June 30, 2008, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

13.	EARNINGS PER SHARE

Information used to calculate earnings per share for years ended June 30, 2008, 2007 and 2006, was as follows:

	2008	2007	2006
Net income	$4,196	$3,319	$3,266
Dividends on preferred stock	312	312	360

Net income attributable to common	$3,884	$3,007	$2,906

Weighted-average shares:
Basic weighted-average number of common shares outstanding	8,261,100	8,283,098	8,340,973
Dilutive effect of stock options	113,509	122,117	175,305
Dilutive effect of stock awards	941	—	—
Dilutive effect of preferred stock	—	—	—

Dilutive weighted-average number of common shares outstanding	8,375,550	8,405,215	8,516,278

Net income per common share:
Basic	$0.47	$0.36	$0.35
Diluted	$0.46	$0.36	$0.34

Options and restricted stock grants of 693,254, 575,094 and 658,264 shares for the years ended June 30, 2008, 2007 and 2006, respectively, were not included in determining diluted earnings per share, as they were antidilutive.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office space under an operating lease agreement scheduled to expire in October 2012. The Company pays property taxes, insurance and maintenance expenses related to this lease. Rent expense for the years ended June 30, 2008, 2007 and 2006 was $316, $315, and $316, respectively.

Pursuant to the terms of this non-cancelable lease agreement in effect at June 30, 2008, future minimum lease payments are as follows:

2009	323
2010	334
2011	344
2012	355
2013	122

$1,478

15.	OFF-BALANCE-SHEET ACTIVITIES

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2008 and 2007, the Company had commitments to originate or purchase loans and investment securities of $22,835 and $13,468.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to tangible assets (as defined). As of June 30, 2008, the Bank met all capital adequacy requirements to which it is subject. As of June 30, 2008, the most recent filing date with the OTS, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s categorization. The Bank’s actual capital amounts and ratios as of June 30, 2008 and 2007 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Leverage (core) capital (to adjusted tangible assets)	$84,562	7.09%	$47,717	4.00%	$59,646	5.00%
Tier I capital (to risk-weighted assets)	84,562	13.95%	N/A	N/A	36,373	6.00%
Total capital (to risk-weighted assets)	87,272	14.40%	48,498	8.00%	60,622	10.00%
Tangible capital (to tangible assets)	84,562	7.09%	17,894	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Leverage (core) capital (to adjusted tangible assets)	$74,854	7.90%	$37,922	4.00%	$47,402	5.00%
Tier I capital (to risk-weighted assets)	74,854	14.76%	N/A	N/A	30,420	6.00%
Total capital (to risk-weighted assets)	76,304	15.05%	40,561	8.00%	50,701	10.00%
Tangible capital (to tangible assets)	74,854	7.90%	14,221	1.50%	N/A	N/A

17.	EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

Employment Agreements— In July 2003, the Company entered into employment agreements with three of the Company’s executive officers. Under these agreements, if the Company terminates one or more of the executive officers for any reason other than cause, then the Company must (a) pay that officer normal compensation in effect through the date of termination; (b) pay that officer a severance payment equal to 12 times his then-current base monthly salary, payable at the option of the Board of Directors either in one lump sum or in 12 equal installments; and (c) continue group insurance benefits for that officer for one year from termination or until that officer commences work with a new employer providing group medical insurance benefits to that officer. In addition, if the executive officer’s employment is terminated for any reason other than for cause, or that officer’s employment is terminated due to death or disability, then all stock options currently held by such officer will fully vest as of the termination date. Each agreement automatically renews in one-year terms unless terminated by either Bank of Internet USA or the officer. In addition, each agreement specifies bonuses for each executive officer, which is contingent upon the Company’s financial performance and the executive officer’s continued employment with the Company. The Company incurred bonus expense of $55, $85, and $88 for the years ended June 30, 2008, 2007, and 2006, respectively, in connection with these executive officer bonuses.

On October 22, 2007, the Company executed an employment agreement (the “Employment Agreement”) with Gregory Garrabrants pursuant to which he was appointed to serve as the Company’s Chief Executive Officer (“CEO”) effective immediately. The term of the Employment Agreement is from October 22, 2007 through October 22, 2011. Under the Employment Agreement, Mr. Garrabrants receives an annual base salary of $285,000, an annual short-term cash bonus, an initial restricted stock grant, an annual restricted stock grant and medical and other benefits. Mr. Garrabrants will earn an annual short-term bonus of a minimum of $137,000 and $86,000 for fiscal 2008 and 2009, respectively, which will be paid in quarterly installments during the year. Mr. Garrabrants has the opportunity to earn as much as $171,000 (or 60% of his base pay at the time) as an annual short-term bonus based upon annual objectives set by the Board of Directors. Also under the terms of the Employment Agreement, Mr. Garrabrants is entitled to i) an initial restricted stock unit award of 83,000 shares, which vests one forth at each fiscal year-end for 2008-2011 and ii) an annual restricted stock unit award, starting at the end of fiscal 2008 and consisting of a minimum of 44,000 shares and 32,000 shares at the end of fiscal 2008 and 2009, respectively. The annual restricted stock unit award increases based upon the return on equity of the Company each year. Annual awards vest over three years from the grant date of each award after each fiscal year. The maximum annual restricted stock unit shares Mr. Garrabrants may be awarded in any year is 272,000 and the maximum aggregate number of shares for all restricted share awards under the Employment Agreement is 500,000 shares. Mr. Garrabrants will receive a relocation allowance not to exceed $95,000, net of income tax, and shall be entitled to the same paid vacation and fringe benefits including health and welfare benefits that all senior executives receive under the current Company policies. Upon termination of the Employment Agreement by the Company “without cause” or by Mr. Garrabrants for “good reason” (as such terms are defined in the Employment Agreement), Mr. Garrabrants will be entitled to (a) an amount in cash equal to two times his base salary, (b) a pro-rated portion of his annual short-term bonus, (c) accelerated vesting of his outstanding restricted stock unit awards, (d) at the Company’s election, either a pro-rated portion of his annual restricted stock unit award based upon the Company’s return on equity, or an equivalent amount in cash, and (e) continuation of health benefits for up to twelve months.

On October 22, 2007, the Company and its former CEO Mr. Gary Lewis Evans, executed an amendment to the July 1, 2003 Employment Agreement by and between Mr. Evans and Bank of Internet USA (the “Amendment”). The Amendment provides for the resignation of Mr. Evans from the office of CEO and appointed him Chief Operating Officer (“COO”) of the Company. During 2008, the Compensation Committee and the Board of Directors of the Company approved a further amendment to the July 1, 2003 employment contract of Mr. Evans to provide that the severance and vesting provisions of Mr. Evan’s employment contract are the same whether he resigns or is terminated without cause. The amendment was made in connection with the resignation of Mr. Evans as a director of the Company and its subsidiary, Bank of Internet USA and supersedes any prior amendment. As a result of the amendment of Mr. Evans employment agreement, registrant incurred a one-time pretax compensation expense of $352,000 in the quarter ended March 31, 2008.

401(k) Plan—The Company has a 401(k) Plan whereby substantially all of its employees participate in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. For the year ended June 30, 2008, 2007, and 2006 expense attributable to the plan amounted to $1, $1, and $2, respectively.

Deferred Compensation Plans—Effective August 1, 2003, the Company adopted the Bank of Internet USA Nonqualified Deferred Compensation Plans (“Deferred Compensation Plans”) which cover designated key management employees and directors who elect to participate. The Deferred Compensation Plans allow eligible employees and directors to elect to defer up to 100% of their compensation, including commissions, bonuses and director fees. Although the Deferred Compensation Plans provide that the Company may make discretionary contributions to a participant’s account, no such discretionary contributions have been made through the period ending June 30, 2008. Participant deferrals are fully vested at all times, and discretionary contributions, if any, will be subject to a vesting schedule specified by the Company. Participants in the Deferred Compensation Plans may elect to invest their accounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the book value of the Company’s common stock. The Compensation Committee of the Board of Directors administrates the Deferred Compensation Plans. At June 30, 2008 and 2007, there was $640 and $438 deferred in connection with the Deferred Compensation Plans.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments at year-end were as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$16,264	$16,264	$39,708	$39,708
Investment securities available for sale	209,119	209,119	296,068	296,068
Investment securities held to maturity	300,895	304,604	61,902	61,334
Time deposits in financial institutions	1,980	1,980	12,082	12,082
Stock of the Federal Home Loan Bank	19,395	19,395	12,659	12,659
Loans held for investment—net	631,413	632,661	507,906	506,099
Accrued interest receivable	5,740	5,740	6,013	6,013
Financial liabilities:
Time deposits and savings	570,704	579,685	547,949	547,513
Securities sold under agreements to repurchase	130,000	134,062	90,000	89,173
Advances from the Federal Home Loan Bank	398,966	403,126	227,292	224,922
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	2,366	2,366	2,712	2,712

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The fair values for U.S. agency mortgage-backed securities and preferred stock available-for-sale and the fair values for U.S. Government agency debt securities held-to-maturity are obtained by the Company from quoted prices on active markets. As quoted prices from active markets are not available, the fair values of non-agency securities held to maturity are determined by the Company utilizing matrix pricing, which is a mathematical technique widely used in the industry to value securities based on the securities’ relationship to other benchmark quoted securities. The Company’s pricing matrix for its portfolio of AAA non-agency mortgage-backed securities and its trust preferred collateralized debt securities uses actual and forecasted default rates, actual and forecasted loss severities, collateral seasoning and other individual characteristics of the specific loans comprising the loan pools as well as the structural subordination and overcollateralization characteristics of the securities to estimate future cash flows and select discount rates to calculate each security’s fair value. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.

19.	PARENT-ONLY CONDENSED FINANCIAL INFORMATION

The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	June 30
	2008	2007
ASSETS

Cash and cash equivalents	$2,366	$3,548
Other assets	302	319
Due from subsidiary	100	100
Investment in subsidiary	85,579	73,989

TOTAL	$88,347	$77,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Junior subordinated debentures	$5,155	$5,155
Accrued interest payable	28	43
Accounts payable and accrued liabilities	82	8

Total liabilities	5,265	5,206

Stockholders’ equity	83,082	72,750

TOTAL	$88,347	$77,956

STATEMENTS OF INCOME

(Dollars in thousands)

	Year Ended June 30
	2008	2007	2006
Interest income	$19	$30	$44
Interest expense	369	414	362

Net interest (expense) income	(350)	(384)	(318)
Non-interest income (loss)	(6)	(31)	37
Non-interest expense—general and administrative	1,416	1,084	1,036
Loss before dividends from subsidiary and equity in undistributed income of subsidiary	(1,772)	(1,499)	(1,317)
Dividends from subsidiary	760	760	760
Equity in undistributed earnings of subsidiary	5,208	4,058	3,823

Net income	$4,196	$3,319	$3,266

STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,196	$3,319	$3,266
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	776	491	409
Equity in undistributed earnings of subsidiary	(5,208)	(4,058)	(3,823)
Increase in other assets	17	107	(136)
Decrease in other liabilities	(6)	(9)	(222)

Net cash from operating activities	(225)	(150)	(506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(4,500)	(5,000)	(7,000)

Net cash from investing activities	(4,500)	(5,000)	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock—Series B	3,750	—	—
Proceeds from exercise of common stock options	91	—	—
Tax benefit from exercise of common stock options	14	88	497
Purchase treasury shares	—	(1,103)	(1,325)
Cash dividends on convertible preferred stock	(312)	(312)	(360)

Net cash provided from financing activities	3,543	(1,327)	(1,188)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,182)	(6,477)	(8,694)

CASH AND CASH EQUIVALENTS—Beginning of year	3,548	10,025	18,719

CASH AND CASH EQUIVALENTS—End of year	$2,366	$3,548	$10,025

20.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	Year Ended June 30
	2008	2007	2006

Unrealized gain (loss) from securities:

Net unrealized gain (loss) from available for sale securities	$3,850	$436	$(1,485)
Reclassification of net gain from available for sale securities included in income	(711)	(403)	—

Unrealized gain (loss), net of reclassification adjustments, before income tax	3,139	33	(1,485)

Income tax provision (benefit)	1,257	13	(594)

Other comprehensive income (loss)	$1,882	$20	$(891)

21.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended
	June 30,	March 31,	December 31,	September 30,
2008
Interest and dividend income	$18,534	$16,174	$14,971	$13,622
Interest expense	11,567	11,513	11,541	10,660

Net interest income	6,967	4,661	3,430	2,962
Provision for loan losses	1,122	835	264	5

Net interest income after provision for loan losses	5,845	3,826	3,166	2,957
Non-interest income	(425)	1,023	333	448
Non-interest expense	2,464	3,138	2,410	2,150

Income before income taxes	2,956	1,711	1,089	1,255
Income taxes	1,176	693	438	508

Net income	$1,780	$1,018	$651	$747

Net income attributable to common stock	$1,700	$940	$574	$670

Basic earnings per share	$0.21	$0.11	$0.07	$0.08
Diluted earnings per share	$0.20	$0.11	$0.07	$0.08

2007
Interest and dividend income	$12,550	$11,333	$10,731	$9,972
Interest expense	9,511	8,463	8,228	7,536

Net interest income	3,039	2,870	2,503	2,436
Provision for loan losses	80	0	(80)	(25)

Net interest income after provision for loan losses	2,959	2,870	2,583	2,461
Non-interest income	209	226	378	367
Non-interest expense	1,656	1,603	1,613	1,578

Income before income taxes	1,512	1,493	1,348	1,250
Income taxes	608	631	541	504

Net income	$904	$862	$807	$746

Net income attributable to common stock	$827	$784	$728	$668

Basic earnings per share	$0.10	$0.09	$0.09	$0.08
Diluted earnings per share	$0.10	$0.09	$0.09	$0.08