Form 10-Q
period 2008-09-30
BofI Holding, Inc.
filed 2008-11-06
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,299,563 shares of common stock as of October 31, 2008.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2008	June 30, 2008
ASSETS
Cash and due from banks	4,283	4,214
Federal funds sold	1,565	12,050

Total cash and cash equivalents	5,848	16,264
Time deposits in financial institutions	198	1,980
Investment securities:
Trading	7,361	—
Available for sale	188,922	209,119
Held to maturity	305,441	300,895
Stock of the Federal Home Loan Bank, at cost	19,670	19,395
Loans — net of allowance for loan losses of $2,809 in September 2008, $2,710 in June 2008	622,119	631,413
Other assets	21,356	15,179

TOTAL	$1,170,915	$1,194,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$4,183	$5,509
Interest bearing	553,313	565,195

Total deposits	557,496	570,704
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	392,973	398,966
Junior subordinated debentures	5,155	5,155
Other liabilities	6,041	6,338

Total liabilities	1,091,665	1,111,163
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized;
Series A-$10,000 stated value; 515 (Sep 2008) 515 (Jun 2008) shares issued and outstanding	5,063	5,063
Series B-$1,000 stated value; 4,790 (Sep 2008) 3,750 (Jun 2008) shares issued and outstanding	4,769	3,750
Common stock — $.01 par value; 25,000,000 shares authorized; 8,627,840 shares issued and 8,299,563 shares outstanding (Sept 2008); 8,627,840 shares issued and 8,299,563 shares outstanding (June 2008)	86	86
Additional paid-in capital	60,837	60,684
Accumulated other comprehensive income, net of tax	63	1,017
Retained earnings	10,925	14,975
Treasury stock	(2,493)	(2,493)

Total stockholders’ equity	79,250	83,082

TOTAL	$1,170,915	$1,194,245

See notes to condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$9,780	$7,494
Investments	9,397	6,128

Total interest and dividend income	19,177	13,622

INTEREST EXPENSE:
Deposits	6,327	6,950
Advances from the Federal Home Loan Bank	3,554	2,524
Other borrowings	1,484	1,186

Total interest expense	11,365	10,660

Net interest income	7,812	2,962
Provision for loan losses	505	5

Net interest income, after provision for loan losses	7,307	2,957

NON-INTEREST INCOME:
Prepayment penalty fee income	42	140
Mortgage banking income	1	2
Net gain (loss) on securities	(8,073)	220
Banking service fees and other income	106	86

Total non-interest income	(7,924)	448

NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	1,263	1,021
Professional services	194	95
Occupancy and equipment	99	94
Data processing and internet	188	153
Advertising and promotional	93	301
Depreciation and amortization	41	25
FDIC and OTS regulatory fees	165	121
Other general and administrative	434	340

Total non-interest expense	2,477	2,150

INCOME (LOSS) BEFORE INCOME TAXES	(3,094)	1,255
INCOME TAXES (BENEFIT)	(1,277)	508

NET INCOME (LOSS)	$(1,817)	$747

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(1,988)	$670

COMPREHENSIVE INCOME (LOSS)	$(2,771)	$2,543

Basic earnings (loss) per share	$(0.24)	$0.08
Diluted earnings (loss) per share	$(0.24)	$0.08

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
			Number of Shares			Amount
	Shares	Amount	Issued	Treasury	Outstanding
BALANCE —
July 1, 2008	4,265	$8,813	8,627,840	(328,277)	8,299,563	$86	$60,684	$14,975	$1,017	$(2,493)	$83,082
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(1,817)	—	—	(1,817)
Net unrealized loss from investment securities — net of income tax benefit and reclassifications	—	—	—	—	—	—	—		(954)	—	(954)

Total comprehensive loss											$(2,771)

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(171)	—	—	(171)
Issuance of convertible preferred stock	1,040	1,019	—	—	—	—	—	—	—	—	1,019
Cumulative effect of the adoption of SFAS 159	—	—	—	—	—	—	—	(2,062)	—	—	(2,062)
Stock-based compensation expense	—	—	—	—	—	—	163	—	—	—	163
Stock option exercises and tax benefits of equity compensation	—	—	—	—	—	—	(10)	—	—	—	(10)

BALANCE — September 30, 2008	5,305	$9,832	8,627,840	(328,277)	8,299,563	$86	$60,837	$10,925	$63	$(2,493)	$79,250

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,817)	$747
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of premiums (discounts) on securities	(2,933)	239
Amortization of premiums and deferred loan fees	27	685
Amortization of borrowing costs	7	20
Stock-based compensation expense	163	121
Net loss (gain) on investment securities	7,896	(220)
Valuation of financial instruments carried at fair value	177	—
Provision for loan losses	505	5
Deferred income taxes	(2,813)	338
Origination of loans held for sale	(213)	(516)
Net gain on sales of loans held for sale	(1)	(2)
Proceeds from sale of loans held for sale	214	518
Depreciation and amortization	41	25
Stock dividends from the Federal Home Loan Bank	(275)	(162)
Net changes in assets and liabilities which provide (use) cash:
Other assets	552	(1,523)
Other liabilities	(478)	606

Net cash provided by operating activities	1,052	881

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities and time deposits	(27,714)	(144,890)
Proceeds from sale of available for sale securities	1,170	21,398
Repayments of investments and time deposits	26,382	28,802
Proceeds from redemption of stock of Federal Home Loan Bank	—	219
Origination of loans	(12,029)	(35,302)
Purchase of loans, net of discounts and premiums	(15,349)	(929)
Principal repayments on loans	34,364	35,009
Purchases of furniture, equipment and software	(15)	(46)

Net cash used in investing activities	6,809	(95,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(13,208)	53,130
Proceeds from the Federal Home Loan Bank advances	7,000	5,000
Repayment of the Federal Home Loan Bank advance	(13,000)	(4,900)
Proceeds from repurchase agreements	—	20,000
Proceeds from issuance of preferred stock Series B	1,019	—
Tax benefit from exercise of common stock options	(10)	—
Cash dividends paid on convertible preferred stock	(78)	(77)

Net cash provided by financing activities	(18,277)	73,153

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,416)	(21,705)
CASH AND CASH EQUIVALENTS — Beginning of year	16,264	39,708

CASH AND CASH EQUIVALENTS — End of year	$5,848	$18,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$11,424	$10,108
Income taxes paid	$1,840	$265
Transfers to real estate owned	$1,776	$—
Adoption of fair value - securities transferred from HTM to trading	$11,055	$—
Preferred stock dividends - declared but not paid	$93	$—

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2008 included in our Annual Report on Form 10-K.

Certain reclassifications have been made to the prior-period financial statements to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

Investment Securities—Currently, we classify investment securities as either trading, available-for-sale or held to maturity. Trading securities are those securities for which we have elected fair value accounting in accordance with SFAS No. 159, see Note 7. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available for sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair value from our internal pricing models. Securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Amortization of purchase premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

At each reporting date, we monitor our available-for-sale and held to maturity securities for other-than-temporary impairment. Other-than-temporary impairment losses are recognized in noninterest income with a corresponding reduction in the carrying value of the investment.

Allowance for Loan Losses —The allowance for loan losses is maintained at a level estimated to provide for probable incurred losses in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible.

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

New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on July 1, 2008, see footnote 7 for further information.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). This Statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides example disclosures for use in such instances. It is effective upon issuance. The Company adopted SFAS No. 159 on July 1, 2008 and FSP 157-3 upon issuance, see footnote 7 for further information.

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

The Company adopted FIN 48 effective July 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the three ended September 30, 2008. The adoption of FIN 48 had no effect on our financial condition or results of operations. The Company is subject to federal income tax and income tax of the state of California as well as various other states. The Company’s federal income tax returns for the years ended June 30, 2005, 2006, 2007, and 2008 and its California state tax returns for the years ended June 30, 2005, 2006, 2007, and 2008 are open to audit under the statutes of limitations by the Internal Revenue Service and California Franchise Tax Board. The Company records interest and penalties related to uncertain tax positions as part of income tax expense. There was no penalty or interest expense recorded for the quarter or the three months ended September 30, 2008 or 2007. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

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

3. INVESTMENT SECURITIES

The following table provides the cost and fair value for the major categories of securities available for sale and held to maturity. Securities reported at fair value by the election of the Company are classified as trading as discussed in footnote 7.

	September 30, 2008
	Available for Sale		Held to Maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
Mortgage-backed securities:
Federal agencies	$188,811	$188,922	$20,319	$20,387	$—
Non-agency (1)	—	—	280,133	285,206	—

Total mortgage-backed securities	188,811	188,922	300,452	305,593	—
Other debt securities:
Federal agencies	—	—	4,989	4,857
Non-agency (2)	—	—	—	—	7,361

Total other debt securities	—	—	4,989	4,857	7,361
Total	$188,811	$188,922	$305,441	$310,450	$7,361

(1)	Non-agency mortgage-backed securities are primarily AAA-rated bonds collateralized by 1-4 family residential first mortgages.

(2)	Non-agency debt securities are investment grade trust preferred collateralized debt.

The net unrealized gain of $111 on available for sale securities at September 30, 2008 included gross unrealized gains of $782 and gross unrealized losses of $671. The net unrealized gain of $5,009 on held to maturity securities at September 30, 2008 included gross unrealized gains of $14,685 and gross unrealized losses of $9,676. Fair values for investment securities are obtained from quoted prices on active markets or determined by the Company in accordance with GAAP as discussed in footnote 7.

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

Recently liquidity and economic uncertainty have increased the volatility of market pricing for mortgage-backed securities and collateralized debt securities. Although the fair value will fluctuate, the majority of our investment portfolio consists of mortgage-backed securities from government agencies and non-agency AAA-rated senior mortgage-backed securities. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full. No loss in principal is expected over the lives of the securities and the Company has the ability and intent to hold these securities until they mature or for a period of time sufficient to allow for a recovery in the fair value. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment.

4. STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the 2004 Stock Incentive Plan (“2004 Plan”) and the 1999 Stock Option Plan (“1999 Plan”), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The Company terminated the 1999 Plan in November 2007 and no new option awards will be made under the 1999 Plan.

Stock Options— Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this method, compensation cost recognized for the period includes compensation cost for all options granted prior to, but not yet vested as of July 1, 2005, and all options granted subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statements No. 123 and 123(R), respectively. Under this transition method, the Company was not required to restate its operating results for periods ending prior to July 1, 2005 for additional compensation cost associated with the change to fair value recognition.

The Company’s income before income taxes for the quarters ended September 30, 2008 and 2007 included stock option compensation expense of $76 and $97, respectively. The total income tax benefit was $31, $39 for quarters ended September 30, 2008 and 2007, respectively. At September 30, 2008, unrecognized compensation expense related to non-vested stock option grants aggregated $241 which is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
Remainder of fiscal:
2009	167
2010	67
2011	7
2012	—

Total	$241

A summary of stock option activity under the Plans during the period July 1, 2007 to September 30, 2008 is presented below:

	Number of Shares	Average Exercise Price Per Share
Outstanding – July 1, 2007	936,994	$7.05
Exercised	(20,000)	$4.19
Cancelled	(10,750)	$9.32

Outstanding – June 30, 2008	906,244	$7.09

Exercised	—	$0.00
Cancelled	(11,000)	$8.81

Outstanding – September 30, 2008	895,244	$7.07

Options exercisable – June 30, 2008	804,496	$6.96
Options exercisable – September 30, 2008	817,440	$6.98

The following table summarizes information as of September 30, 2008 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Exercise Price
$4.19	360,583	1.4	360,583	$4.19
$6.76	20,000	8.1	9,583	$6.76
$7.35	130,600	7.8	90,921	$7.35
$8.50	15,000	7.2	14,167	$8.50
$9.20	7,500	6.9	7,500	$9.20
$9.50	179,000	6.8	157,854	$9.50
$10.00	181,561	4.6	175,832	$10.00
$11.00	1,000	3.8	1,000	$11.00

$7.07	895,244	4.4	817,440	$6.98

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at September 30, 2008 were $829 and $829 respectively.

Restricted Stock and Restricted Stock Units— Under the Company’s 2004 Plan, employees and directors are eligible to receive grants of restricted stock and restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.

During the quarter ended September 30, 2008, the Company’s Board of Directors granted 37,685 restricted stock units to employees and directors. All restricted stock unit awards granted during the quarter ended September 30, 2008, vest over three years, one-third on each anniversary date.

The Company’s income before income taxes for the quarters ended September 30, 2008 and 2007 included restricted stock compensation expense of $87 and $24, respectively. The total income tax benefit was $36, $10 for quarters ended September 30, 2008 and 2007, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2008, unrecognized compensation expense related to non-vested grants aggregated $898 and is expected to be recognized in future periods as follows:

Restricted Stock Compensation Expense
Remainder of fiscal:
2009	278
2010	335
2011	274
2012	11

Total	$898

The following table presents the status and changes in non-vested restricted stock and restricted stock unit grants from July 1, 2007 through September 30, 2008:

	Restricted Stock Shares and Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2007	27,769	$8.25
Granted	131,253	$6.98
Vested	(31,951)	$7.52

Non-vested balance at June 30, 2008	127,071	$7.13
Vested	(11,202)	$8.47
Granted	37,685	$6.02

Non-vested balance at September 30, 2008	153,554	$6.76

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At September 30, 2008, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

5. EARNINGS PER SHARE

Information used to calculate earnings per share was as follows:

	Three Months Ended September 30,
	2008	2007
Net income (loss)	$(1,817)	$747
Dividends on preferred stock	171	77

Net income (loss) attributable to common shares	$(1,988)	$670

Weighted-average shares:
Basic weighted-average number of common shares outstanding and average common shares earned on restricted stock awards	8,279,465	8,248,158
Dilutive effect of stock options	—	126,400

Dilutive weighted-average number of common shares outstanding	8,279,465	8,374,558

Net income (loss) per common share:
Basic	$(0.24)	$0.08
Diluted	$(0.24)	$0.08

Options and stock grants of 1,072,210 and 571,789 shares for the three months ended September 30, 2008 and 2007, respectively, were not included in determining diluted earnings per share, as they were anti-dilutive.

6. COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments — The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2008, the Company had $51.0 million in commitments to originate or purchase loans and investment securities.

7. FAIR VALUE MEASUREMENTS

As discussed in Note 2, “Significant Accounting Policies” to the condensed consolidated financial statement, effective July 1, 2008, the Company adopted SFAS 157 and upon issuance, adopted FSP 157-3, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS 159 on July 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for trust preferred collateralized debt on the adoption date. SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.

Management believes the adoption of SFAS No. 159 for certain financial instruments will provide the users of its financial statements with transparent and relevant financial information that provides better insight into the Company’s risk management activities. Application of SFAS No. 159 and its disclosure requirements for financial instruments elected to be carried at fair value expands the transparency of risk management activities and eliminates or reduces the obstacles presented by complex accounting standards related to hedging investment securities and other financial instruments.

The following table summarizes the impact of adopting the fair value option for certain financial instruments on July 1, 2008. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption SFAS 159.

(in thousands)	Ending Balance as of June 30, 2008 (Prior to Adoption)	Adoption Net Gain (Loss)	Opening Balance as of July 01, 2008 (After Adoption)
Impact of Electing the Fair Value Option under SFAS 159:
Investment securities – trust preferred collateralized debt	$11,055	$(3,504)	$7,551

Cumulative-effect Adjustments (pre-tax)	$11,055	(3,504)	$7,551

Tax Impact		1,442

Cumulative-effect Adjustment decrease to Retained Earnings, net of tax		$(2,062)

Fair Value Measurement

The Company uses fair value measurements to record fair value adjustments to certain financial instruments. Trading securities and securities available for sale are financial instruments recorded at fair value on a recurring basis. The Company may be required to record at fair value other financial assets on a nonrecurring basis such as loans held for sale and impaired loans. These nonrecurring fair value adjustments involve the application of lower of cost or market accounting.

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include securities with quoted prices that are traded less frequently than exchange-traded instruments, securities and derivative contracts and financial liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models such as discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value as of September 30, 2008
Assets:
Securities trading	—	—	7,361	7,361
Securities available for sale	$—	$188,922	$—	$188,922

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(in thousands)	Investment securities trading
Assets
Beginning Balance July 1, 2008	$7,551
Total gains/(losses) – (realized/unrealized):
Included in earnings	(177)
Included in other comprehensive income	—
Purchases, issuances, and settlements	(13)
Transfers into Level 3	—

Ending balance September 30, 2008	$7,361

Determination of Fair Value

Securities trading

Trading securities are recorded at fair value. Recent liquidity and economic uncertainty have significantly disrupted the market for collateralized debt securities. As quoted market prices are not available, the fair values for these securities are determined by the Company utilizing internally developed pricing models. The Company’s process considers actual and forecasted default rates, and other individual characteristics of the specific assets comprising the securities as well as the structural subordination and overcollateralization characteristics of the securities to estimate future cash flows and select discount rates to calculate each security’s fair value. Due to the current market conditions as well as the limited trading activity of these securities the market value of these securities is highly sensitive to assumption changes.

Securities available for sale

Available for sale securities are recorded at fair value and consist of mortgage-backed securities - U.S. agency. Fair value is generally based on quoted market prices. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies. At September 30, 2008 the majority of these instruments were valued using market prices.

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

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intends,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors summarized in Part II, Item 1A under the heading “Risk Factors” in this report, and discussed in greater detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2008, which has been filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.

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

Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2008 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	September 30, 2008	June 30, 2008	September 30, 2007
Selected Balance Sheet Data:
Total assets	$1,170,915	$1,194,245	$1,024,713
Loans – net of allowance for loan losses	622,119	631,413	508,438
Allowance for loan losses	2,809	2,710	1,430
Investment securities	501,724	510,014	451,001
Total deposits	557,496	570,704	601,079
Securities sold under agreements to repurchase	130,000	130,000	110,000
Advances from the FHLB	392,973	398,966	227,412
Junior subordinated debentures	5,155	5,155	5,155
Total stockholders’ equity	79,250	83,082	75,333

	At or For the Three Months Ended September 30,
	2008	2007
Selected Income Statement Data:
Interest and dividend income	$19,177	$13,622
Interest expense	11,365	10,660

Net interest income	7,812	2,962
Provision for loan losses	505	5

Net interest income after provision for loan losses	7,307	2,957
Non-interest income (loss)	(7,924)	448
Non-interest expense	2,477	2,150

Income (loss) before income tax expense	(3,094)	1,255
Income tax expense (benefit)	(1,277)	508

Net income (loss)	$(1,817)	$747

Net income (loss) attributable to common stock	$(1,988)	$670
Per Share Data:
Net income (loss):
Basic	$(0.24)	$0.08
Diluted	$(0.24)	$0.08
Book value per common share	$8.36	$8.50
Tangible book value per common share	$8.36	$8.50
Weighted average number of common shares outstanding:
Basic	8,279,465	8,248,158
Diluted	8,279,465	8,374,558
Common shares outstanding at end of period	8,299,563	8,267,590
Common shares issued at end of period	8,627,840	8,587,090

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or For the Three Months Ended September 30,
	2008	2007
Performance Ratios and Other Data:
Loan originations	$12,029	$35,302
Loan originations for sale	213	516
Loan purchases	15,349	929
Return (loss) on average assets	(0.61%)	0.31%
Return (loss) on average common stockholders’ equity	(11.19%)	3.92%
Interest rate spread[1]	2.42%	0.93%
Net interest margin[2]	2.68%	1.24%
Efficiency ratio[3]	N/A	63.0%
Capital ratios:
Equity to assets at end of period	6.77%	7.35%
Tier 1 leverage (core) capital to adjusted tangible assets[4]	6.90%	7.50%
Tier 1 risk-based capital ratio[4]	14.03%	14.78%
Total risk-based capital ratio[4]	14.52%	15.05%
Tangible capital to tangible assets[4]	6.90%	7.50%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.06%	—
Nonperforming loans to total loans	0.42%	0.03%
Allowance for loan losses to total loans held for investment	0.45%	0.28%
Allowance for loan losses to nonperforming loans	107.75%	10.7	X

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

[3]

Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income. Due to the loss on sale of FNMA preferred stock this ratio is not meaningful. Without the loss of $7.902 million in noninterest income, the efficiency ratio would have been 31.8%.

[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

RESULTS OF OPERATIONS – Comparison of Three Months Ended September 30, 2008 and 2007

For the three months ended September 30, 2008, we had a net loss of $1,817,000 or $0.24 per diluted share compared to net income of $747,000, or $0.08 per diluted share for the three months ended September 30, 2007.

Excluding the impact of a one-time loss on our investment in Fannie Mae preferred stock, we earned $2,893,000 or $0.33 per diluted share for the quarter ended September 30, 2008 up $2,146,000 or 287% compared to the quarter ended September 2007. As a result of the U.S. Government’s decision to place Fannie Mae in conservatorship and to suspend dividends to shareholders, our earnings were reduced by an after tax loss of $4,710,000 or $0.57 per diluted share due to the sale of our investment in Fannie Mae preferred stock. On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. The U.S. Treasury also announced that dividends on Fannie Mae and Freddie Mac common and preferred stock were eliminated. Based upon the government’s decision, we sold our investment in Fannie Mae Preferred stock on September 8, 2008 at a pre-tax loss of $7,902,000.

Other key comparisons between our operating results for the quarters ended September 30, 2008 and 2007 are:

•

Net interest income increased $4,850,000 in the 2008 quarter due to a 22.2% increase in average earning assets primarily from mortgage-backed securities. In addition, our net interest margin increased 144 basis points in the quarter ended in September 2008 compared to September 2007, as the earning rates on most loans and investment securities increased while the rates paid on time deposits and borrowings decreased.

•

The loan loss provision was $505,000 for the September 2008 quarter compared to $5,000 for the quarter ended September 2007. The increased loan loss provision was due primarily to general declines in housing values and increased charge-offs on RV loans.

•

Excluding the pre-tax loss of $7,902,000 related to Fannie Mae preferred stock, non-interest income decreased $470,000 for the September 2008 quarter compared to the quarter ended September 2007. During the September 2008 quarter, we recorded a fair value loss to our trading securities of $177,000. A gain of $220,000 was recorded on the sale of government agency mortgage backed-securities in the September 2007 quarter.

•	Salaries, employee benefits and stock-based compensation increased $242,000 for the September 2008 quarter compared to the quarter ended September 2007.

Net Interest Income

Net interest income for the quarter ended September 30, 2008 totaled $7.8 million, a 160.0% increase compared to net interest income of $3.0 million for the quarter ended September 30, 2007.

Total interest and dividend income during the quarter ended September 30, 2008 increased 41.2% to $19.2 million, compared to $13.6 million during the quarter ended September 30, 2007. The increase in interest and dividend income for the quarter was attributable primarily to growth in average earning assets, primarily investment securities and loans. During the quarter ended September 30, 2008, the average balance of investment securities (primarily mortgage-backed securities) increased 32.7% when compared to the average for the quarter ended September 30, 2007. The increase in interest income was also the result of our higher rates earned on new loans originated and purchased as well as new non-agency mortgage backed securities purchased. The loan portfolio yield for the quarter ended September 30, 2008 increased 38 basis points and the investment security portfolio yield increased 148 basis points when compared to the quarter ended September 30, 2007. The net growth in average earning assets for the three-month period ended September 30, 2008 was funded largely by increased short-term borrowings, which account for the majority of the increase in interest expense. Total interest expense increased 6.5% to $11.4 million for the quarter ended September 30, 2008 compared with $10.7 million for the quarter ended September 30, 2007. The cost of funds increased due to 22.7% growth in average balances, partially offset by a 62 basis point decrease in the average funding rate. Contributing to the decrease in the average funding rate were decreases in average rates for time deposits and reverse repurchase agreements of 27 and 10 basis points, respectively. Similarly, lower rates paid on FHLB advances used to replace maturing advances and new advances used to purchase whole loan pools and mortgage backed securities led to a decrease in FHLB advance funding cost of 90 basis points during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.

Net interest margin, defined as net interest income divided by average earning assets, increased by 144 basis points to 2.68% for the quarter ended September 30, 2008, compared with 1.24% for the quarter ended September 30, 2007.

The improvement in the net interest margin has resulted from specific actions we have taken to manage our assets and liabilities, as well as general changes in the U.S. Treasury yield curve and loan risk premiums. Our specific actions include selling our agency mortgage-backed securities and replacing them with higher yielding loans and non-agency mortgage backed securities. In addition, we have lowered our deposit offering rates in an effort to take advantage of lower borrowing rates tied to U.S. Treasury rates. Since September of 2007, the Federal Reserve has reduced the short-term Fed funds rate by 275 basis points, to 2.00% as of September 30, 2008. The rate cuts have reduced and will likely continue to reduce our cost of funding through lower short-term borrowing rates.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008			2007
	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]
	(Dollars in thousands)
Assets
Loans 2 3	$625,814	$9,780	6.25%	$511,078	$7,494	5.87%
Federal funds sold	2,426	12	1.98%	28,585	366	5.12%
Interest-bearing deposits in other financial institutions	1,111	12	4.32%	11,957	176	5.89%
Investment securities 3 4	515,767	9,102	7.06%	388,630	5,418	5.58%
Stock of FHLB, at cost	19,535	271	5.55%	12,591	168	5.34%

Total interest-earning assets	1,164,653	19,177	6.59%	952,841	13,622	5.72%
Non-interest earning assets	17,794			15,179

Total assets	$1,182,447			$968,020

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$133,418	$1,087	3.26%	$73,980	$643	3.48%
Time deposits	429,203	5,240	4.88%	489,808	6,308	5.15%
Securities sold under agreements to repurchase	130,000	1,416	4.36%	96,848	1,081	4.46%
Advances from FHLB	392,928	3,554	3.62%	223,472	2,524	4.52%
Other borrowings	5,156	68	5.28%	5,155	104	8.07%

Total interest-bearing liabilities	1,090,705	11,365	4.17%	889,263	10,660	4.79%
Noninterest-bearing demand deposits	4,004			1,027
Other interest-free liabilities	6,949			4,260
Stockholders’ equity	80,789			73,470

Total liabilities and stockholders’ equity	$1,182,447			$968,020

Net interest income		$7,812			$2,962

Net interest spread [5]			2.42%			0.93%
Net interest margin [6]			2.68%			1.24%

[1]	Annualized

[2]	Loans include loans held for sale, loan premiums and unearned fees.

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

	Increase (decrease) due to
	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
	(In Thousands)
Increase / (decrease) in interest income:
Loans	$1,682	$493	$111	$2,286
Federal funds sold	(335)	(225)	206	(354)
Interest-bearing deposits in other				—
financial institutions	(160)	(47)	43	(164)
Mortgage-backed security	1,772	1,440	472	3,684
Stock of Federal Home Loan Bank	93	7	3	103

	$3,052	$1,668	$835	$5,555

Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$517	$(40)	$(33)	$444
Time deposits	(781)	(328)	41	(1,068)
Securities sold under agreements to repurchase	370	(26)	(9)	335
Federal Home Loan Bank advances	1,914	(503)	(381)	1,030
Other borrowings	—	(36)	—	(36)

	$2,020	$(933)	$(382)	$705

Provision for Loan Losses

The loan loss provision was $505,000 for the quarter ended September 30, 2008, compared to $5,000 for the quarter ended September 30, 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended September 30,
	2008	2007
	(in thousands)
Prepayment penalty fee income	$42	$140
Mortgage banking fee income	1	2
Gain / (loss) on sale of securities	(8,073)	220
Banking service fees and other income	106	86

Total non-interest income	$(7,924)	$448

Non-interest income for the quarter ended September 30, 2008 decreased $8,372,000 to a loss of $7,924,000 compared to a gain of $448,000 for the quarter ended September 30, 2007. The decrease in non-interest income for the three month period was primarily the result selling $9.1 million in FNMA preferred stock resulting in a loss of $7.9 million and recording a fair value adjustment to our trading securities for a loss of $177,000.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended September 30,
	2008	2007
	(in thousands)
Salaries, benefits and stock-based compensation	$1,263	$1,021
Professional services	194	95
Occupancy and equipment	99	94
Data processing and internet	188	153
Advertising and promotional	93	301
Depreciation and amortization	41	25
FDIC and OTS regulatory fees	165	121
Other general and administrative	434	340

Total	$2,477	$2,150

Efficiency ratio[1]	N/A	63.0%
Non-interest expense as annualized % of average assets	0.84%	0.89%

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $2.5 million for the three months ended September 30, 2008 up from $2.2 million for the three months ended September 30, 2007.

[1]

Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income. Due to the loss on sale of FNMA preferred stock this ratio is not meaningful. Without the loss of $7.902 million in noninterest income, the efficiency ratio would have been 31.8%.

Total salaries, benefits and stock-based compensation increased $242,000 for the three-month period ending September 30, 2008 and 2007. The increase in salaries is due to adding a new CEO and increases in stock-based compensation for grants of restricted stock units to employees and board members. Our bank staff decreased from 49 full time equivalents to 47 full-time equivalents between September 30, 2007 and 2008.

Professional services, which include accounting and legal fees, increased $99,000 for the quarter. The increase in professional services for the September 2008 quarter was primarily due contract underwriters used in connection with loan pool purchases and various legal fees.

Advertising and promotion expense decreased $208,000 for the comparison of the three-month period ending September 30, 2008 and 2007. The decreases were primarily due to decreased activity for internet advertising and lead acquisitions for our home equity loan program. For the quarter ended September 30, 2008, the origination volume of home equity loans was $2.6 million; a decrease of $14.6 million over the $17.2 million originated in the quarter ended in September 2007.

The cost of our FDIC and OTS standard regulatory charges increased $44,000, and other general and administrative expense increased $94,000 when comparing the three-month period ending September 30, 2008 and 2007. Included in these expenses are additional expenses and write-downs to our portfolio of real estate-owned assets of $119,000.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2008 and 2007 were (41.3)% and 40.5%, respectively.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets decreased $23.3 million, or 2.0%, to $1,170.9 million, as of September 30, 2008, down from $1,194.2 million at June 30, 2008. The decrease in total assets was primarily due to a decrease in fed funds of $10.5 million, the sale of $9.1 million in book value of Fannie Mae Preferred Stock and principal repayments on our loans and investment securities. Total liabilities also decreased a total of $19.5 million, due largely to a decrease in deposits of $13.2 million, and a decrease of $6.0 million in borrowing from the Federal Home Loan Bank of San Francisco.

Loans

Net loans held for investment decreased to $622.1 million at September 30, 2008 from $631.4 million at June 30, 2008. The decrease in the loan portfolio was due to loan repayments of $34.3 million off set by origination and loan pool purchases of $27.4 million during the three months ended September 30, 2008.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2008		June 30, 2008
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$168,831	27.0%	$165,473	26.2%
Home equity	41,629	6.6%	41,977	6.6%
Multifamily (five units or more)	314,558	50.3%	330,778	52.2%
Commercial real estate and land	32,695	5.2%	33,731	5.3%
Consumer - recreational vehicle	55,385	8.9%	56,968	9.0%
Other	12,254	2.0%	4,439	0.7%

Total loans	625,352	100.0%	633,366	100.0%

Allowance for loan losses	(2,809)		(2,710)
Unamortized premiums, net of deferred loan fees	(424)		757

Net loans	$622,119		$631,413

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through September 30, 2008, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss

Nonperforming Assets

Nonperforming loans are comprised of nonaccrual loans, loans past due 90 days or more and on nonaccrual and troubled debt restructured loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate or assets owned, net. At September 30, 2008, our nonperforming loans totaled $2,607,000, or 0.42% of total gross loans and our total nonperforming assets totaled $4,480,000, or 0.38% of total assets.

Nonperforming loans and foreclosed assets or “nonperforming assets’ consisted of the following:

(dollars in thousands)	September 30, 2008	June 30, 2008
Nonperforming assets:
Nonaccrual loans:
Loans secured by real estate:
Single family	$197	$1,793
Home equity loans	35	—
Multifamily	—	—
Commercial	2,369	2,358

Total nonaccrual loans secured by real estate	2,601	4,151
RV / Auto	—	—
Other	6	—

Total nonperforming loans	2,607	4,151
Foreclosed real estate	1,568	219
Repossessed – vehicles	305	262

Total nonperforming assets	$4,480	$4,632

Total nonperforming loans as a percentage of total loans	0.42%	0.66%

Total nonperforming assets as a percentage of total assets	0.38%	0.39%

The decrease in nonperforming loans at September 30, 2008 compared to June 30, 2008 was due primarily to the foreclosure of single family loans that were on nonaccrual at June 30, 2008. No reserve for impairment was allocated to the $2.4 million loan in nonaccruing commercial loan, based upon a current appraisal of the collateral. The $197,000 in single family nonperforming loans represents one loan. The amounts in nonperforming single family loans and foreclosed real estate reflect the nationwide downturn in residential housing values. If residential housing values continue to decline, we are likely to experience growth in the level of nonperforming and foreclosed loans in future periods.

An analysis of impaired loans is as follows:

(dollars in thousands)	September 30, 2008	June 30, 2008
Nonperforming loans	$2,607	$4,151
Troubled debt restructuring	—	421
Other impaired loans	—	737

Total impaired loans	$2,607	$5,309

At September 30, 2008, impaired loans had no specific allowance allocations. The average carrying value of impaired loans was $3,958 and $181 for the quarter ended September 30, 2008 and 2007, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at September 30, 2008 or 2007. Loans past due 90 days or more which were still accruing were $1,299 at September 30, 2008 and $656 at June 30, 2008.

The Bank has no loans which are considered a troubled debt restructuring at September 30, 2008. A troubled debt restructuring is a performing loan with permanent modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures will be initiated.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2008, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

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

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2008:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
				(Dollars in thousands)
Balance at July 1, 2008	$605	$186	$1,143	$205	$563	$8	$2,710
Provision for loan loss	302	(7)	(56)	(39)	298	7	505
Charge-offs	(89)	—	—	—	(317)	—	(406)
Recoveries	—	—	—	—	—	—	—

Balance at September 30, 2008	$818	$179	$1,087	$166	$544	$15	$2,809

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2008		June 30, 2008
	(Dollars in thousands)
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family	$818	29.12%	$605	22.32%
Home equity	179	6.37%	186	6.86%
Multifamily	1,087	38.70%	1,143	42.19%
Commercial real estate and land	166	5.91%	205	7.56%
Consumer - Recreational vehicles	544	19.37%	563	20.77%
Other	15	0.53%	8	0.30%

Total	$2,809	100.00%	$2,710	100.00%

The loan loss provision was $505,000 for the quarter ended September 2008 compared to $5,000 for the quarter ended September 2007. The increased loan loss provision was due primarily to general declines in housing values and increased charge-offs on RV loans.

Investment Securities

Total investment securities were $501.7 million as of September 30, 2008, compared with $510.0 million at June 30, 2008. During the three months ended September 30, 2008, we didn’t make any purchases of mortgage-backed securities available for sale and received principal repayments of approximately $9.4 million. We also purchased $27.7 million of mortgage-backed securities held to maturity, had $5.0 million in callable bonds called and received principal repayments of approximately $10.2 million. We currently classify agency mortgage-backed and debt securities as held to maturity at the time of purchase based upon small issue size and based on issue features, such as callable terms. We also classify non-agency mortgage-backed securities and certain collateralized debt obligations as held to maturity, based upon issue factors such as monthly adjustable rates, current yields, and other terms that compare favorably to our loan portfolio. Until we increase our level of origination of consumer and mortgage loans, we are likely to continue to increase our investments in mortgage-backed securities.

Deposits

Deposits decreased a net $13.2 million, or 2.3%, to $557.5 million at September 30, 2008, from $570.7 million at June 30, 2008. Our deposit loss composition was a 20.2% increase in interest bearing demand and savings accounts offset by an 8.0% decrease in time deposit accounts. Our reduction in time deposits was the result of decreased promotion and uncompetitive pricing during the first three months of the fiscal year.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2008		June 30, 2008
(Dollars in thousands)	Amount	Rate*	Amount	Rate*
Non-interest bearing	$4,183	0.00%	$5,509	—
Interest bearing:
Demand	73,485	3.20%	61,616	3.22%
Savings	68,095	3.38%	56,202	3.38%

Time deposits:
Under $100,000	250,462	4.74%	268,747	4.84%
$100,000 or more	161,271	4.84%	178,630	4.91%

Total time deposits	411,733	4.78%	447,377	4.87%

Total interest bearing	553,313	4.40%	565,195	4.54%

Total deposits	$557,496	4.37%	$570,704	4.50%

*	Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type at the date indicated:

	September 30, 2008	June 30, 2008	September 30, 2007
Checking and savings accounts	9,617	9,415	8,280
Time deposits	14,203	15,490	19,091

Total number of deposit accounts	23,820	24,905	27,371

Securities Sold Under Agreements to Repurchase

Since November 2006, the Company has sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements bear interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, the Company may be required to repay the $130.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 6.1 years and the weighted average remaining period before such repurchase agreements could be called is 1.0 years.

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2008, a total of $62.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $62.0 million in advances is 3.5 years and the weighted average remaining period before such advances could be put to us is 0.95 years.

Stockholders’ Equity

Stockholders’ equity decreased $3.8 million to $79.3 million at September 30, 2008 compared to $83.1 million at June 30, 2008. The decrease was the result of our net loss for three months of $1.8 million, a $2.1 million cumulative effect adjustment for our election to adopt Financial Accounting Standard No. 159 for investments in trust preferred collateralized debt.

LIQUIDITY

During the three months ended September 30, 2008, we had net cash inflows from operating activities of $1.1 million compared to $0.9 million for the three months ended September 30, 2007. Net operating cash inflows for the periods ended in 2008 and 2007 were primarily due to net income earned during the period, plus the add-back of non-cash adjustments of amortization of loan and security premiums, loan loss provisions and the increase in accrued interest receivable.

Net cash inflows from investing activities totaled $6.8 million and outflows of $95.7 million for the three months ended September 30, 2008 and 2007, respectively. Net cash in flows from investing activities increased $102.5 million for the three months ended September 30, 2008 primarily due to a decrease of $129.7 million in securities purchases, and an decrease of $23.3 million in loan originations, offset by an increase of $14.4 million in loan purchases and a decrease in securities sales of $20.2 million.

Our net cash used in financing activities totaled $18.3 million ended September 30, 2008 and provided $73.2 million for the three months ended September 30, 2007. Net cash provided from financing activities decreased $91.5 million for the three months ended September 30, 2008 compared to September 30, 2007, primarily due to out-flows from deposits of a net $13.2 million and new FHLB advances of $7.0 million, less net maturities of FHLB advances of $13.0 million. During the quarter, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. We increased our borrowing capacity with the FHLB to 40.0% of total assets in October 2007. Based on the loans and securities pledged at September 30, 2008 we had total borrowing capacity of $477.7 million, of which $393.0 million was outstanding and $84.7 million was available. At September 30, 2008, we also had a $10.0 million unsecured federal funds purchase line with a bank under which no borrowings were outstanding and $1.0 million available through the Federal Reserve Bank Discount Window. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We can increase our level of deposits and borrowings to address our future liquidity needs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At September 30, 2008, we had commitments to originate or purchase loans and investment securities of $51.0 million. Time deposits due within one year of September 30, 2008 totaled $219.3 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of September 30, 2008:

		Payments Due by Period[1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(in thousands)
Long-term debt obligations [2]	$1,038,508	$464,703	$253,584	$163,788	$156,433
Operating lease obligations [3]	1,397	326	683	388	—
Total	$1,039,905	$465,029	$254,267	$164,176	$156,433

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2008.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of Thrift Supervision requires our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2008, our Bank met all the capital adequacy requirements to which it was subject. At September 30, 2008, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements at September 30, 2008 were as follows:

	Actual				For Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount		Ratio	Amount	Ratio	Amount	Ratio
					(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$80,778		6.90%	$46,822	4.00%	$58,527	5.00%
Tier 1 capital (to risk weighted assets)	$80,778		14.03%	N/A	N/A	$34,543	6.00%
Total capital (to risk-weighted assets)	$83,587		14.52%	46,057	8.00%	$57,572	10.00%
Tangible capital (to tangible assets)	$80,778	-	6.90%	17,558	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets mature at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at September 30, 2008:

	Term to Repricing, Repayment, or Maturity at September 30, 2008
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$5,848	$—	$—	$5,848
Interest-bearing deposits in other financial institutions	198	—	—	198
Investment securities [1]	344,130	146,057	11,537	501,724
Stock of the FHLB, at cost	19,670	—	—	19,670
Loans - net of allowance for loan loss [2]	185,531	194,247	242,341	622,119
Loans held for sale	—	—	—	—

Total interest-earning assets	555,377	340,304	253,878	1,149,559
Non-interest earning assets	—	—	—	21,356

Total assets	$555,377	$340,304	$253,878	$1,170,915

Interest-bearing liabilities:
Interest-bearing deposits [3]	$360,914	$192,399	$—	$553,313
Securities sold under agreements to repurchase [4]	—	20,000	110,000	130,000
Advances from the FHLB [4]	216,000	151,973	25,000	392,973
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	582,069	364,372	135,000	1,081,441
Other noninterest-bearing liablilities	—	—	—	10,224
Stockholders’ equity	—	—	—	79,250

Total liabilities and equity	$582,069	$364,372	$135,000	$1,170,915

Net interest rate sensitivity gap	$(26,692)	$(24,068)	$118,878	$68,118
Cumulative gap	$(26,692)	$(50,760)	$68,118	$68,118
Net interest rate sensitivity gap - as a % of interest earning assets	(4.81)%	(7.07)%	46.82%	5.93%
Cumulative gap - as % of cumulative interest earning assets	(4.81)%	(5.67)%	5.93%	5.93%

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at September 30, 2008:

	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	(in thousands)
Up 300 basis points	$10,373	13.5%	7.93%
Up 200 basis points	$13,560	17.0%	8.05%
Up 100 basis points	$12,746	16.0%	7.88%
Base	—	—	6.77%
Down 100 basis points	$11,934	14.9%	7.58%

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

We are not involved in any material legal proceedings. From time to time we are a party to a claim or litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of our management, the resolution of any such issues would not have a material adverse impact on our financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

We face a variety of risks that are inherent in our business and our industry. The following are some of the more significant factors that could affect our business and our results of operations:

•	We are subject to changing government laws and regulations, which could adversely affect our operations.

•	Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

•	We may elect to seek additional capital but it may not be available when it is needed and limit our ability to execute our strategic plan.

•	Changes in interest rates could adversely affect our income.

•	Many of our mortgage and consumer loans, particularly recreational vehicle loans and home equity loans are generally unseasoned, and defaults on such loans would harm our business.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.

•	Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

•	We purchase and originate loans in bulk or “pools.” We may experience lower yields or losses on loans because the assumptions we use may not always prove correct.

•	We invest in mortgage-backed securities and other securities issued by entities, which may be downgraded by large credit rating agencies decreasing the value of our securities.

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

These risks are described in more detail under “Risk Factors” in Item 1A of our Form 10-K for the year ended June 30, 2008. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we currently do not consider being significant based on information that is currently available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2008, the Company issued $1,019,000 net of expenses, of Series B preferred stock representing 1,040 shares at a $1,000 face value. The Company declared dividends to holders of its Series B preferred stock totaling $93,000, for the quarter ended September 30, 2008. The net proceeds of the offering will be used for general corporate purposes, including additional capital funding to support asset growth at the Bank.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document

10.1	Series B – 8% Cumulative Convertible Nonparticipating Perpetual Preferred Stock – Subscription Agreement

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: November 6, 2008	By:	/s/ Gregory Garrabrants
Gregory Garrabrants Chief Executive Officer
(Principal Executive Officer)