Form 10-Q
period 2008-12-31
BofI Holding, Inc.
filed 2009-02-04
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2008

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

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,032,896 shares of common stock as of January 30, 2009.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	December 31, 2008	June 30, 2008
ASSETS
Cash and due from banks	5,364	4,214
Federal funds sold	9,413	12,050

Total cash and cash equivalents	14,777	16,264
Time deposits in financial institutions	99	1,980
Investment securities:
Trading	7,180	—
Available for sale	184,359	209,119
Held to maturity	320,920	300,895
Stock of the Federal Home Loan Bank, at cost	18,848	19,395
Loans — net of allowance for loan losses of $3,374 in December 2008, $2,710 in June 2008	641,475	631,413
Loans — held for sale	2,917	—
Other assets	29,876	15,179

TOTAL	$1,220,451	$1,194,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$3,535	$5,509
Interest bearing	628,958	565,195

Total deposits	632,493	570,704
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	321,977	398,966
Federal Reserve Discount Window borrowings and junior subordinated debentures	50,155	5,155
Other liabilities	4,481	6,338

Total liabilities	1,139,106	1,111,163
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized;
Series A-$10,000 stated value; 515 (Dec 2008) 515 (Jun 2008) shares issued and outstanding	5,063	5,063
Series B-$1,000 stated value; 4,790 (Dec 2008) 3,750 (Jun 2008) shares issued and outstanding	4,767	3,750
Common stock — $.01 par value; 25,000,000 shares authorized; 8,637,373 shares issued and 8,032,896 shares outstanding (Dec 2008); 8,627,840 shares issued and 8,299,563 shares outstanding (June 2008)	86	86
Additional paid-in capital	60,986	60,684
Accumulated other comprehensive income, net of tax	405	1,017
Retained earnings	13,513	14,975
Treasury stock	(3,475)	(2,493)

Total stockholders’ equity	81,345	83,082

TOTAL	$1,220,451	$1,194,245

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$10,454	$7,727	$20,234	$15,221
Investments	9,053	7,244	18,450	13,372

Total interest and dividend income	19,507	14,971	38,684	28,593

INTEREST EXPENSE:
Deposits	6,268	7,546	12,595	14,496
Advances from the Federal Home Loan Bank	2,928	2,594	6,482	5,118
Other borrowings	1,542	1,401	3,026	2,587

Total interest expense	10,738	11,541	22,103	22,201

Net interest income	8,769	3,430	16,581	6,392
Provision for loan losses	1,125	264	1,630	269

Net interest income, after provision for loan losses	7,644	3,166	14,951	6,123

NON-INTEREST INCOME:
Prepayment penalty fee income	3	45	45	185
Mortgage banking income	54	—	55	2
Gain (loss) on investment securities	(168)	206	(8,241)	426
Banking service fees and other income	125	82	231	168

Total non-interest income	14	333	(7,910)	781

NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	1,311	1,358	2,574	2,379
Professional services	505	154	699	249
Occupancy and equipment	118	91	217	185
Data processing and internet	179	154	367	307
Advertising and promotional	159	174	252	475
Depreciation and amortization	41	30	82	55
Other general and administrative	695	449	1,294	910

Total non-interest expense	3,008	2,410	5,485	4,560

INCOME BEFORE INCOME TAXES	4,650	1,089	1,556	2,344
INCOME TAXES	1,889	438	612	946

NET INCOME	$2,761	$651	$944	$1,398

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$2,588	$574	$600	$1,244

COMPREHENSIVE INCOME	$3,103	$1,395	$332	$3,938

Basic earnings per share	$0.32	$0.07	$0.07	$0.15
Diluted earnings per share	$0.32	$0.07	$0.07	$0.15

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
			Number of Shares			Amount
	Shares	Amount	Issued	Treasury	Outstanding
BALANCE —
July 1, 2008	4,265	$8,813	8,627,840	(328,277)	8,299,563	$86	$60,684	$14,975	$1,017	$(2,493)	$83,082
Comprehensive income:
Net income	—	—	—	—	—	—	—	944	—	—	944
Net unrealized loss from investment securities — net of income tax benefit and reclassifications	—	—	—	—	—	—	—	—	(612)	—	(612)

Total comprehensive income											$332

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(344)	—	—	(344)
Issuance of convertible preferred stock	1,040	1,017	—	—	—	—	—	—	—	—	1,017
Purchase of treasury stock	—	—	—	(276,200)	(276,200)	—	—	—	—	(982)	(982)
Cumulative effect of the adoption of SFAS 159	—	—	—	—	—	—	—	(2,062)	—	—	(2,062)
Stock-based compensation expense	—	—	—	—	—	—	325	—	—	—	325
Restricted stock issuance	—	—	9,533	—	9,533	—	—	—	—	—	—
Stock option exercises and tax effects of equity compensation	—	—	—	—	—	—	(23)	—	—	—	(23)

BALANCE — December 31, 2008	5,305	$9,830	8,637,373	(604,477)	8,032,896	$86	$60,986	$13,513	$405	$(3,475)	$81,345

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$944	$1,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of premiums (discounts) on securities	(6,152)	547
Amortization (accretion) of premiums (discounts) and deferred loan fees	(417)	1,168
Amortization of borrowing costs	11	38
Stock-based compensation expense	325	266
Net loss (gain) on investment securities	7,896	(426)
Valuation of financial instruments carried at fair value	345	—
Provision for loan losses	1,630	269
Deferred income taxes	(584)	124
Origination of loans held for sale	(6,726)	(516)
Net gain on sales of loans held for sale	(55)	(2)
Proceeds from sales of loans held for sale	3,864	518
Depreciation and amortization	82	55
Stock dividends from the Federal Home Loan Bank	(464)	(329)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	520	(148)
Other assets	(8,729)	(391)
Accrued interest payable	(41)	(143)
Accounts payable and accrued liabilities	(1,287)	258

Net cash provided by (used in) operating activities	(8,838)	2,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities and time deposits	(55,654)	(231,030)
Proceeds from sale of available for sale securities	1,170	75,576
Repayments of investments and time deposits	47,306	81,482
Purchases of stock of Federal Home Loan Bank	(2,068)	—
Proceeds from redemption of stock of Federal Home Loan Bank	3,079	219
Origination of loans	(27,842)	(49,730)
Purchases of loans, net of discounts and premiums	(49,625)	(30,602)
Principal repayments on loans	61,507	69,456
Purchases of furniture, equipment and software	(75)	(146)

Net cash used in investing activities	(22,202)	(84,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	61,789	52,219
Proceeds from Federal Home Loan Bank advances	30,000	24,000
Repayments of Federal Home Loan Bank advances	(107,000)	(23,900)
Proceeds from repurchase agreements	—	35,000
Proceeds from borrowing at Fed Discount Window	45,000	—
Purchases of treasury stock	(982)	—
Proceeds from exercise of common stock options	—	84
Proceeds from issuance of preferred stock Series B	1,017	—
Tax benefit from exercise of common stock options	(23)	25
Cash dividends paid on convertible preferred stock	(248)	(154)

Net cash provided by financing activities	29,553	87,274

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,487)	5,185
CASH AND CASH EQUIVALENTS — Beginning of year	16,264	39,708

CASH AND CASH EQUIVALENTS — End of period	$14,777	$44,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$22,134	$22,305
Income taxes paid	$4,124	$975
Transfers to real estate owned	$4,685	$—
Adoption of fair value - securities transferred from HTM to trading	$11,055	$—
Preferred stock dividends - declared but not paid	$96	$—

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(Dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2008 included in our Annual Report on Form 10-K.

Certain reclassifications have been made to the prior-period financial statements to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

Investment Securities— Currently, we classify investment securities as either trading, available-for-sale or held to maturity. Trading securities are those securities for which we have elected fair value accounting in accordance with SFAS No. 159, see Note 7. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available for sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair value from our internal pricing models. Securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Amortization of purchase premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

At each reporting date, we monitor our available-for-sale and held to maturity securities for other-than-temporary impairment. Other-than-temporary impairment losses are recognized in noninterest income with a corresponding reduction in the carrying value of the investment.

During the quarter ended December 31, 2008, the Bank transferred certain investment securities purchased at discount prices into the Bank of Internet Resecuritization Trust (BIRT) controlled by its parent, BofI Holding, Inc. The Bank received from BIRT the equivalent book value of notes restructured from the cash flows of the investment securities transferred. The purpose of the transfer was to provide the Bank with investment securities rated AAA or AA by two national rating agencies reflecting the additional credit support created by discount purchase prices. There was no gain or loss recognized upon the transfer as the Company retains all ownership rights and risks related to the investment securities. The BIRT and related securities are included in the Company’s consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). This Statement allows entities to voluntarily choose, at specified election dates, to measure any financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides example disclosures for use in such instances. It is effective upon issuance. The Company adopted SFAS No. 159 on July 1, 2008 and FSP 157-3 upon issuance, see footnote 7 for further information.

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

The Company adopted FIN 48 effective July 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the six months ended December 31, 2008. The adoption of FIN 48 had no effect on our financial condition or results of operations. The Company is subject to federal income tax and income tax of the state of California as well as various other states. The Company’s federal income tax returns for the years ended June 30, 2005, 2006, 2007, and 2008 and its California state tax returns for the years ended June 30, 2005, 2006, 2007, and 2008 are open to audit under the statutes of limitations by the Internal Revenue Service and California Franchise Tax Board. The Company records interest and penalties related to uncertain tax positions as part of income tax expense. There was no penalty or interest expense recorded for the quarter or the six months ended December 31, 2008 or 2007. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

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

	December 31, 2008
	Available for Sale		Held to Maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
Mortgage-backed securities:
Federal agencies	$183,679	$184,359	$20,271	$20,423	$—
Non-agency (1)	—	—	295,660	293,347	—

Total mortgage-backed securities	183,679	184,359	315,931	313,770	—
Other debt securities:
Federal agencies	—	—	4,989	5,037
Non-agency (2)	—	—	—	—	7,180

Total other debt securities	—	—	4,989	5,037	7,180

Total	$183,679	$184,359	$320,920	$318,807	$7,180

(1)	Non-agency mortgage-backed securities are primarily AAA-rated bonds collateralized by 1-4 family residential first mortgages.

(2)	Non-agency debt securities are trust preferred collateralized debt.

The net unrealized gain of $680 on available for sale securities at December 31, 2008 included gross unrealized gains of $1,900 and gross unrealized losses of $1,220. The net unrealized loss of $2,113 on held to maturity securities at December 31, 2008 included gross unrealized gains of $13,326 and gross unrealized losses of $15,439. When available, fair values for investment securities are obtained from quoted prices on active markets otherwise fair values are determined by the Company in accordance with GAAP as discussed in footnote 7.

The Company monitors securities in its held to maturity and available for sale investment portfolios for other-than-temporary impairment. Impairment may result from factors including credit deterioration and changes in market rates relative to the interest rate of the instrument. The Company considers many factors in determining whether impairment is other than temporary, including but not limited to the length of time the security has had a fair value less than the cost basis, the severity of the unrealized loss, the Company’s intent and ability to hold the security for a period of time sufficient for a recovery in value, issuer specific factors such as the issuer’s financial condition, external credit ratings and general market conditions.

Recently liquidity and economic uncertainty have increased the volatility of market pricing for mortgage-backed securities and collateralized debt securities. Although the fair value will fluctuate, the majority of our investment portfolio consists of mortgage-backed securities from government agencies and non-agency AAA-rated senior mortgage-backed securities. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full recovery of book value. No loss of book value is expected over the lives of the securities and the Company has the ability and intent to hold these securities until they mature or for a period of time sufficient to allow for a recovery in the fair value. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment.

4. STOCK-BASED COMPENSATION

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Stock Options— The Company’s income before income taxes for the quarters ended December 31, 2008 and 2007 included stock option compensation expense of $74 and $97, with a total income tax benefit of $30 and $39, respectively. For the six months ended December 31, 2008 and 2007 stock option compensation expense was $150 and $194, with a total income tax benefit of $59 and $78, respectively. At December 31, 2008, unrecognized compensation expense related to non-vested stock option grants aggregated $163 which is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
Remainder of fiscal:
2009	89
2010	67
2011	7
2012	—

Total	$163

A summary of stock option activity under the Plans during the period July 1, 2007 to December 31, 2008 is presented below:

	Number of Shares	Average Exercise Price Per Share
Outstanding – July 1, 2007	936,994	$7.05
Exercised	(20,000)	$4.19
Cancelled	(10,750)	$9.32

Outstanding – June 30, 2008	906,244	$7.09

Exercised	—	$0.00
Cancelled	(11,000)	$8.81

Outstanding – December 31, 2008	895,244	$7.07

Options exercisable – June 30, 2008	804,496	$6.96
Options exercisable – December 31, 2008	817,440	$6.98

The following table summarizes information as of December 31, 2008 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Exercise Price
$4.19	360,583	1.1	360,583	$4.19
$6.76	20,000	7.8	9,583	$6.76
$7.35	130,600	7.6	90,921	$7.35
$8.50	15,000	6.9	14,167	$8.50
$9.20	7,500	6.6	7,500	$9.20
$9.50	179,000	6.6	157,854	$9.50
$10.00	181,561	4.4	175,832	$10.00
$11.00	1,000	3.5	1,000	$11.00

$7.07	895,244	4.1	817,440	$6.98

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at December 31, 2008 and 2007 were $202 and $202 respectively.

Restricted Stock and Restricted Stock Units— Under the Company’s 2004 Plan, employees and directors are eligible to receive grants of restricted stock and restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.

During the quarters ended December 31, 2008 and September 30, 2008, the Company’s Board of Directors granted 3,650 and 37,685 restricted stock units respectively, to employees and directors. All restricted stock unit awards granted during these quarters vest over three years, one-third on each anniversary date.

The Company’s income before income taxes for the quarters ended December 31, 2008 and 2007 included restricted stock compensation expense of $88 and $48, with a total income tax benefit of $36 and $19, respectively. For the six months ended December 31, 2008 and 2007 restricted stock compensation expense was $175 and $72, with a total income tax benefit of $69 and $29, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2008, unrecognized compensation expense related to non-vested grants aggregated $823 and is expected to be recognized in future periods as follows:

Restricted Stock Compensation Expense
Remainder of fiscal:
2009	$191
2010	340
2011	279
2012	13

Total	$823

The following table presents the status and changes in non-vested restricted stock and restricted stock unit grants from July 1, 2007 through December 31, 2008:

	Restricted Stock Shares and Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2007	27,769	$8.25
Granted	131,253	$6.98
Vested	(31,951)	$7.52

Non-vested balance at June 30, 2008	127,071	$7.13
Granted	41,335	$5.86
Vested	(20,735)	$7.96

Non-vested balance at December 31, 2008	147,671	$6.66

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At December 31, 2008, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

5. EARNINGS PER SHARE

Information used to calculate earnings per share was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$2,761	$651	$944	$1,398
Dividends on preferred stock	173	77	344	154

Net income attributable to common shares	$2,588	$574	$600	$1,244

Weighted-average shares:
Basic weighted-average number of common shares outstanding and average common shares earned on restricted stock awards	8,183,569	8,254,065	8,231,517	8,251,112
Dilutive effect of stock options	22,515	120,315	65,194	123,357

Dilutive weighted-average number of common shares outstanding	8,206,084	8,374,380	8,296,711	8,374,469

Net income per common share:
Basic	$0.32	$0.07	$0.07	$0.15
Diluted	$0.32	$0.07	$0.07	$0.15

Options and stock grants of 686,270 and 684,679 shares for the three months and 700,773 and 686,111 shares for the six months ended December 31, 2008 and 2007, respectively, were not included in determining diluted earnings per share, as they were anti-dilutive.

6. COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments — The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 2008, the Company had $14.3 million in commitments to originate or purchase loans and $11.0 million in commitments to sell loans.

7. FAIR VALUE MEASUREMENTS

As discussed in Note 2, “Significant Accounting Policies” to the condensed consolidated financial statements, effective July 1, 2008, the Company adopted SFAS 157 and upon issuance, adopted FSP 157-3, which provides a framework for measuring fair value under generally accepted accounting principles.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value as of December 31, 2008
Assets:
Securities trading			$7,180	$7,180
Securities available for sale	$184,359	$—	$—	$184,359

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(in thousands)	Investment securities trading
Assets
Beginning Balance July 1, 2008	$7,551
Total gains/(losses) – (realized/unrealized):
Included in earnings	(345)
Included in other comprehensive income	—
Purchases, issuances, and settlements	(26)
Transfers into Level 3	—

Ending balance December 31, 2008	$7,180

Impaired loans measured for impairment using the fair value of the collateral for collateral-dependent loans has a carrying amount of $1,278, after a write-off of $180, resulting in an additional provision for loan losses of $180 during the six months ended December 31, 2008.

Determination of Fair Value

Securities trading

Trading securities are recorded at fair value. Recent liquidity and economic uncertainty have significantly disrupted the market for collateralized debt securities. As quoted market prices are not available, the fair values for these securities are determined by the Company utilizing internally developed pricing models. The Company’s process considers actual and forecasted default rates, and other individual characteristics of the specific assets comprising the securities as well as the structural subordination and overcollateralization characteristics of the securities to estimate future cash flows and select discount rates to calculate each security’s fair value. Due to the current market conditions as well as the limited trading activity of these securities, the market value of these securities is highly sensitive to assumption changes.

Securities available for sale

Available for sale securities are recorded at fair value and consist of mortgage-backed securities—U.S. agency. Fair value is generally based on quoted market prices. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies. At December 31, 2008 the majority of these instruments were valued using market prices.

Impaired Loans

The fair value of impaired loans with specific write-offs is generally based on recent real estate appraisals or other third-party valuations and analysis of cash flows. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. Adjustments are routinely made in the process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.

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

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	December 31, 2008	June 30, 2008	December 31, 2007
Selected Balance Sheet Data:
Total assets	$1,220,451	$1,194,245	$1,040,184
Loans – net of allowance for loan losses	641,475	631,413	517,345
Allowance for loan losses	3,374	2,710	1,502
Investment securities	512,459	510,014	440,219
Total deposits	632,493	570,704	600,168
Securities sold under agreements to repurchase	130,000	130,000	125,000
Advances from the FHLB	321,977	398,966	227,430
Fed Discount Window borrowings and junior subordinated debentures	50,155	5,155	5,155
Total stockholders’ equity	81,345	83,082	76,904

	At or For the Three Months Ended December 31,		At or For the Six Months Ended December 31,
	2008	2007	2008	2007
Selected Income Statement Data:
Interest and dividend income	$19,507	$14,971	$38,684	$28,593
Interest expense	10,738	11,541	22,103	22,201

Net interest income	8,769	3,430	16,581	6,392
Provision for loan losses	1,125	264	1,630	269

Net interest income after provision for loan losses	7,644	3,166	14,951	6,123
Non-interest income (loss)	14	333	(7,910)	781
Non-interest expense	3,008	2,410	5,485	4,560

Income before income tax expense	4,650	1,089	1,556	2,344
Income tax expense	1,889	438	612	946

Net income	$2,761	$651	$944	$1,398

Net income attributable to common stock	$2,588	$574	$600	$1,244
Per Share Data:
Net income:
Basic	$0.32	$0.07	$0.07	$0.15
Diluted	$0.32	$0.07	$0.07	$0.15
Book value per common share	$8.90	$8.67	$8.90	$8.67
Tangible book value per common share	$8.90	$8.67	$8.90	$8.67
Weighted average number of common shares outstanding:
Basic	8,183,569	8,254,065	8,231,517	8,251,112
Diluted	8,206,084	8,374,380	8,296,711	8,374,469
Common shares outstanding at end of period	8,032,896	8,287,590	8,032,896	8,287,590
Common shares issued at end of period	8,637,373	8,607,090	8,637,373	8,607,090

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or For the Three Months Ended December 31,			At or For the Six Months Ended December 31,
	2008	2007		2008	2007
Performance Ratios and Other Data:
Loan originations	$15,813	$14,428		$27,842	$49,730
Loan originations for sale	6,513	—		6,726	516
Loan purchases	34,276	29,673		49,625	30,602
Return on average assets	0.92%	0.25%		0.18%	0.28%
Return on average common stockholders’ equity	14.63%	3.24%		1.58%	3.57%
Interest rate spread[1]	2.74%	1.02%		2.58%	0.97%
Net interest margin[2]	2.98%	1.34%		2.83%	1.29%
Efficiency ratio[3]	34.2%	64.0%		63.3%	63.6%
Capital ratios:
Equity to assets at end of period	6.67%	7.39%		6.67%	7.39%
Tier 1 leverage (core) capital to adjusted tangible assets[4]	6.86%	7.48%		6.86%	7.48%
Tier 1 risk-based capital ratio[4]	14.40%	15.39%		14.40%	15.39%
Total risk-based capital ratio[4]	14.98%	15.69%		14.98%	15.69%
Tangible capital to tangible assets[4]	6.86%	7.48%		6.86%	7.48%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.09%	0.04%		0.15%	0.04%
Nonperforming loans to total loans	0.61%	0.05%		0.61%	0.05%
Allowance for loan losses to total loans held for investment	0.52%	0.29%		0.52%	0.29%
Allowance for loan losses to nonperforming loans	84.37%	6.0	X	84.37%	6.0	X

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

[3]

Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income. For the six months ended December 31, 2008, without the loss of $7.902 million in noninterest income due to the loss on sale of FNMA preferred stock, the efficiency ratio would have been 33.1%.

[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

RESULTS OF OPERATIONS – Comparison of Three Months and the Six Months Ended December 31, 2008 and 2007

For the three months ended December 31, 2008, we had net income of $2,761,000 compared to net income of $651,000 for the three months ended December 31, 2007. Net income attributable to common stock holders was $2,588,000 or $0.32 per diluted share compared to $574,000 or $0.07 per diluted share for the three months ended December 31, 2008 and 2007, respectively.

Other key comparisons between our operating results for the quarters ended December 31, 2008 and 2007 are:

•

Net interest income increased $5,339,000 in the 2008 quarter due to a 14.6% increase in average earning assets primarily from loan pool purchases and mortgage-backed securities. In addition, our net interest margin increased 164 basis points in the quarter ended in December 2008 compared to December 2007, as the earning rates on most loans and investment securities increased while the rates paid on time deposits and borrowings decreased.

•

The loan loss provision was $1,125,000 for the December 2008 quarter compared to $264,000 for the quarter ended December 2007. The increased loan loss provision was due primarily to the growth in our loan portfolio and general declines in housing values and increased charge-offs on RV loans.

•

Non-interest income decreased $319,000 for the December 2008 quarter compared to the quarter ended December 2007. During the December 2008 quarter, we recorded a fair value loss to our trading securities of $168,000. A gain of $220,000 was recorded on the sale of government agency mortgage backed-securities in the December 2007 quarter.

•

Professional fees increased $351,000 for the December 2008 quarter compared to the quarter ended December 2007, mainly due to fees associated with the re-securitization of non-agency mortgage backed securities, and loan pool purchases.

For the six months ended December 31, 2008, we had net income of $944,000 compared to net income of $1,398,000 for the six months ended December 31, 2007. Net income attributable to common stock holders was $600,000, or $0.07 per diluted share compared to $1,244,000, or $0.15 per diluted share for the six months ended December 31, 2008 and 2007, respectively. Excluding the impact of a one-time loss on our investment in Fannie Mae preferred stock, we would have earned $5,654,000 for the six months ended December 31, 2008, up $4,256,000 or 304.4% compared to the six months ended December 2007. As a result of the U.S. Government’s decision to place Fannie Mae in conservatorship and to suspend dividends to shareholders, our earnings were reduced by an after tax loss of $4,710,000 due to the sale of our investment in Fannie Mae preferred stock. On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. The U.S. Treasury also announced that dividends on Fannie Mae and Freddie Mac common and preferred stock were eliminated. Based upon the government’s decision, we sold our investment in Fannie Mae Preferred stock on September 8, 2008 at a pre-tax loss of $7,902,000.

Net Interest Income

Net interest income for the quarter ended December 31, 2008 totaled $8.8 million, a 158.8% increase compared to net interest income of $3.4 million for the quarter ended December 31, 2007. For the six months ended December 31, 2008, net interest income was $16.6 million, up $10.2 million or 159.4% compared to the $6.4 million for the six months ended December 31, 2007.

Total interest and dividend income during the quarter ended December 31, 2008 increased 30.0% to $19.5 million, compared to $15.0 million during the quarter ended December 31, 2007. For the six months ended December 31, 2008, total interest and dividend income increased 35.3% to $38.7 million, compared to $28.6 million for the six months ended in 2007. The increase in interest and dividend income for the quarter and the six months was attributable primarily to growth in average earning assets from purchases of investment securities and loans. The average balance of investment securities (primarily mortgage-backed securities) increased 11.4% and 21.2% when compared for the three-month and the six-month periods ended December 31, 2008 and 2007. The increase in interest income was also the result of our higher rates earned on new loans originated and purchased as well as higher rates on new non-agency mortgage-backed securities purchased. The loan portfolio yield for the quarter ended December 31, 2008 increased 46 basis points and the investment security portfolio yield increased 150 basis points. The net growth in average earning assets for the three-month and the six-month periods was funded largely by increased short-term borrowings. Total interest expense decreased 7.0% to $10.7 million for the quarter ended December 31, 2008 compared with $11.5 million for the quarter ended December 31, 2007. For the six months ended December 31, 2008, total interest expense was flat at $22.1 million, compared to $22.2 million for the six months ended in 2007. The interest expense for the six-month comparison was flat due to 18.7% growth in average balances, offset by a 78 basis point decrease in the average funding rate. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 40 basis points and decreases in the average rates of FHLB advances of 110 basis points when compared for the six-month periods ended December 31, 2008 and 2007. Net interest margin, defined as net interest income divided by average earning assets, increased by 164 basis points to 2.98% for the quarter ended December 31, 2008, compared with 1.34% for the quarter ended December 31, 2007.

The improvement in the net interest margin has resulted from specific actions we have taken to manage our assets and liabilities, as well as general changes in the U.S. Treasury yield curve and loan risk premiums. Our specific actions include selling our agency mortgage-backed securities and replacing them with higher yielding loans and non-agency mortgage backed securities. In addition, we have lowered our deposit offering rates in an effort to take advantage of lower borrowing rates tied to U.S. Treasury rates. Since December of 2007, the Federal Reserve has reduced the short-term Fed funds rate by 400 basis points, to a range of 0.00 to 0.25% as of December 31, 2008. The rate cuts have reduced and will likely continue to reduce both our cost of funding through lower short-term borrowing rates and interest income on floating rate loans and securities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2008 and 2007:

	For the Three Months Ended December 31,
	2008			2007
	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]
	(Dollars in thousands)
Assets
Loans 2 3	$636,694	$10,454	6.57%	$505,942	$7,727	6.11%
Federal funds sold	4,162	7	0.67%	42,728	477	4.47%
Interest-bearing deposits in other financial institutions	9,351	10	0.43%	10,057	125	4.97%
Investment securities 3 4	506,705	9,113	7.19%	454,913	6,465	5.69%
Stock of FHLB, at cost [7]	18,905	(77)	-1.63%	12,685	177	5.58%

Total interest-earning assets	1,175,817	19,507	6.64%	1,026,325	14,971	5.84%
Non-interest earning assets	17,924			14,905

Total assets	$1,193,741			$1,041,230

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$144,692	$1,222	3.38%	$66,411	$603	3.63%
Time deposits	440,703	5,046	4.58%	539,241	6,943	5.15%
Securities sold under agreements to repurchase	130,000	1,435	4.42%	119,022	1,300	4.37%
Advances from FHLB	363,606	2,928	3.22%	228,932	2,594	4.53%
Other borrowings	23,438	107	1.83%	5,155	101	7.84%

Total interest-bearing liabilities	1,102,439	10,738	3.90%	958,761	11,541	4.82%
Noninterest-bearing demand deposits	4,224			1,008
Other interest-free liabilities	6,491			5,439
Stockholders’ equity	80,587			76,022

Total liabilities and stockholders’ equity	$1,193,741			$1,041,230

Net interest income		$8,769			$3,430

Net interest spread [5]			2.74%			1.02%
Net interest margin [6]			2.98%			1.34%

[1]	Annualized

[2]	Loans include loans held for sale, loan premiums and unearned fees.

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

[7]

The FHLBSF did not declare a dividend for the quarter ended December 31, 2008. A portion of the estimated dividend was accrued in the quarter ended September 30, 2008, which was subsequently reversed in the quarter December 31, 2008.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2008 and 2007:

	For the Six Months Ended December 31,
	2008			2007
	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]
	(Dollars in thousands)
Assets
Loans 2 3	$631,254	$20,234	6.41%	$508,510	$15,221	5.99%
Federal funds sold	3,294	19	1.15%	35,657	843	4.73%
Interest-bearing deposits in other financial institutions	5,231	22	0.84%	11,006	284	5.16%
Investment securities 3 4	511,236	18,215	7.13%	421,771	11,900	5.64%
Stock of FHLB, at cost	19,220	194	2.02%	12,638	345	5.46%

Total interest-earning assets	1,170,235	38,684	6.61%	989,582	28,593	5.78%
Non-interest earning assets	17,859			15,043

Total assets	$1,188,094			$1,004,625

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$139,055	$2,309	3.32%	$68,477	$1,246	3.64%
Time deposits	434,953	10,286	4.73%	516,243	13,250	5.13%
Securities sold under agreements to repurchase	130,000	2,851	4.39%	107,935	2,381	4.41%
Advances from FHLB	378,267	6,482	3.43%	226,202	5,118	4.53%
Other borrowings	14,297	175	2.45%	5,155	206	7.99%

Total interest-bearing liabilities	1,096,572	22,103	4.03%	924,012	22,201	4.81%
Noninterest-bearing demand deposits	4,114			1,017
Other interest-free liabilities	6,720			4,850
Stockholders’ equity	80,688			74,746

Total liabilities and stockholders’ equity	$1,188,094			$1,004,625

Net interest income		$16,581			$6,392

Net interest spread [5]			2.58%			0.97%
Net interest margin [6]			2.83%			1.29%

[1]	Annualized

[2]	Loans include loans held for sale, loan premiums and unearned fees.

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

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2008 vs. 2007				2008 vs. 2007
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate / Volume	Total net Increase (Decrease)	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
	(In Thousands)				(In Thousands)
Increase / (decrease) in interest income:
Loans	$1,997	$582	$148	$2,727	$3,676	$1,070	$267	$5,013
Federal funds sold	(431)	(406)	367	(470)	(765)	(638)	579	(824)
Interest-bearing deposits in other								—
financial institutions	(9)	(114)	8	(115)	(149)	(238)	125	(262)
Investment securities	737	1,706	205	2,648	2,523	3,133	659	6,315
Stock of Federal Home Loan Bank	87	(229)	(112)	(254)	180	(217)	(114)	(151)

	$2,381	$1,539	$616	$4,536	$5,465	$3,110	$1,516	$10,091

Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$710	$(42)	$(49)	$619	$1,285	$(109)	$(113)	$1,063
Time deposits	(1,269)	(768)	140	(1,897)	(2,085)	(1,033)	154	(2,964)
Securities sold under agreements to repurchase	120	15	—	135	487	(13)	(4)	470
Federal Home Loan Bank advances	1,525	(750)	(441)	334	3,444	(1,247)	(833)	1,364
Other borrowings	358	(77)	(275)	6	365	(143)	(253)	(31)

	$1,444	$(1,622)	$(625)	$(803)	$3,496	$(2,545)	$(1,049)	$(98)

Provision for Loan Losses

The loan loss provision was $1,125,000 for the quarter ended December 31, 2008, compared to $264,000 for the quarter ended December 31, 2007. For the six months ended December 31, 2008, loan loss provisions totaled $1,630,000 compared to $269,000 for the six months ended December 31, 2007. The increased provisions for the quarter and the six months ended December 31, 2008 were the result of loan growth, continued changes in portfolio mix and higher estimated losses from our recreational vehicle portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Prepayment penalty fee income	$3	$45	$45	$185
Mortgage banking fee income	54	—	55	2
Gain (loss) on securities	(168)	206	(8,241)	426
Banking service fees and other income	125	82	231	168

Total non-interest income	$14	$333	$(7,910)	$781

Non-interest income for the quarter ended December 31, 2008 decreased $319,000 to $14,000 compared to $333,000 for the quarter ended December 30, 2007. For the six months ended December 31, 2008, non-interest income decreased $8.7 million. The decrease in non-interest income for the six month period was primarily the result of selling $9.1 million in FNMA preferred stock resulting in a loss of $7.9 million and recording a fair value adjustment to our trading securities for a loss of $345,000.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Salaries, benefits and stock-based compensation	$1,311	$1,358	$2,574	$2,379
Professional services	505	154	699	249
Occupancy and equipment	118	91	217	185
Data processing and internet	179	154	367	307
Advertising and promotional	159	174	252	475
Depreciation and amortization	41	30	82	55
FDIC and OTS regulatory fees	172	136	337	256
Other general and administrative	523	313	957	654

Total	$3,008	$2,410	$5,485	$4,560

Efficiency ratio[1]	34.2%	64.0%	63.3%	63.6%
Non-interest expense as annualized % of average assets	1.01%	0.93%	0.92%	0.91%

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $3.0 million and $5.5 million for the three months and six months ended December 31, 2008, up from $2.4 million and $4.6 million for the three months and the six months ended December 31, 2007.

[1]

Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income. For the six months ended December 31, 2008, without the loss of $7.902 million in noninterest income due to the loss on sale of FNMA preferred stock, the efficiency ratio would have been 33.1%.

Total salaries, benefits and stock-based compensation decreased $47,000 to $1,311,000 for the quarter ended December 31, 2008 compared to $1,358,000 for the same quarter last year. Excluding the one time charges of $169,000 for the relocation and other fees in the quarter ended December 31, 2007, related to our new chief executive officer who assumed his position in October 2007, total compensation increased $122,000 for the quarter ended December 31, 2008, primarily related to staffing changes in the consumer lending business and a 3.6% average increase to salaries and wages. The Bank staff increased from 47 to 51 full-time equivalents between December 31, 2007 and 2008. For the six months ended December 31, 2008, compensation increased $195,000, which is primarily related to staff increases in the consumer lending business. Excluding the one-time fees associated with our new chief executive officer in 2007 the increase was $489,000 which is primarily related to having our chief executive officer on board for the full six months and staffing changes in the consumer lending business.

Professional services, which include accounting and legal fees, increased $351,000 for the quarter and $450,000 for the six-month comparison. The increase in professional services for the period ended December 2008 was primarily due to contract underwriters used in connection with loan pool purchases and legal and ratings fees due to the re-securitization of our non-agency mortgage backed securities.

Advertising and promotion expense decreased $15,000 and $223,000 for the comparison of the three-month and six-month periods ending December 31, 2008 and 2007. The decrease for the six month period was primarily due to a decrease in internet advertising and lead acquisitions for home equity loans of $293,000 offset by an increase of $90,000 for lead acquisitions for our first mortgage loan origination program.

The cost of our FDIC and OTS standard regulatory charges increased $36,000 and $81,000 when comparing the three-month and six-month periods ending December 31, 2008 and 2007. Other general and administrative expense increased $210,000 during the quarter and $303,000 for the six-month period ended December 31, 2008 compared to the same periods in 2007, primarily due to an increase in loan fees and REO losses.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2008 and 2007 were 40.62% and 40.22%, respectively. Our effective income tax rates for the six months ended December 31, 2008 and 2007 were 39.33% and 40.36%, respectively.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $26.3 million, or 2.2%, to $1,220.5 million, as of December 31, 2008, up from $1,194.2 million at June 30, 2008. The increase in total assets was primarily due to an increase in net loans of $10.0 million, an increase in loans held for sale of $2.9 million, an increase of $2.4 million in investment securities and an increase in other assets of $14.7 million. Total liabilities increased a total of $27.9 million, primarily due to an increase in deposits of $61.8 million and an increase in borrowings of $45.0 million from the Federal Reserve Discount Window, offset with a decrease of $77.0 million in borrowing from the Federal Home Loan Bank of San Francisco.

Loans

Net loans held for investment increased to $641.5 million at December 31, 2008 from $631.4 million at June 30, 2008. The increase in the loan portfolio was due to originations and loan pool purchases of $77.5 million off set by loan repayments of $61.5 million and transfers to foreclosed real estate of $4.7 million during the six months ended December 31, 2008.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2008		June 30, 2008
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$170,332	26.1%	$165,473	26.2%
Home equity	43,059	6.6%	41,977	6.6%
Multifamily (five units or more)	332,909	50.9%	330,778	52.2%
Commercial real estate and land	30,218	4.6%	33,731	5.3%
Consumer - recreational vehicle	55,246	8.5%	56,968	9.0%
Other	21,433	3.3%	4,439	0.7%

Total loans	653,197	100.0%	633,366	100.0%

Allowance for loan losses	(3,374)		(2,710)
Unamortized premiums (discount), net of deferred loan fees	(8,348)		757

Net loans	$641,475		$631,413

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through December 31, 2008, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss

Nonperforming Assets

Nonperforming loans are comprised of nonaccrual loans, loans past due 90 days or more and on nonaccrual and troubled debt restructured loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate or assets owned, net. At December 31, 2008, our nonperforming loans totaled $3,999,000, or 0.61% of total gross loans and our total nonperforming assets totaled $8,023,000, or 0.66% of total assets.

Nonperforming loans and foreclosed assets or “nonperforming assets’ consisted of the following:

(Dollars in thousands)	December 31, 2008	September 30, 2008	June 30, 2008
Nonperforming assets:
Nonaccrual loans:
Loans secured by real estate:
Single family	$232	$197	$1,793
Home equity loans	—	35	—
Multifamily	3,306	—	—
Commercial	—	2,369	2,358

Total nonaccrual loans secured by real estate	3,538	2,601	4,151
RV / Auto	460	—	—
Other	1	6	—

Total nonperforming loans	3,999	2,607	4,151
Foreclosed real estate	3,504	1,568	219
Repossessed – vehicles	520	305	262

Total nonperforming assets	$8,023	$4,480	$4,632

Total nonperforming loans as a percentage of total loans	0.61%	0.42%	0.66%

Total nonperforming assets as a percentage of total assets	0.66%	0.38%	0.39%

Total nonperforming assets increased $3.4 million between December 31, 2008 and June 30, 2008. The majority of the increase is the result of two nonperforming multifamily loans totaling $3.3 million. The first loan has an unpaid balance of $2.2 million, is secured by 210 units in Cincinnati Ohio, has a current loan to value of 90% and no loss is expected if foreclosed. The second loan has an unpaid balance of $1.2 million and is secured by 20 units in the Miami area of Florida. The carrying value of the loan was reduced by a write-off of $150,000 this quarter equal to the expected loss if foreclosed. Also during the quarter, a commercial loan of $2.4 million (included in nonperforming loans at June 30, 2008) was transferred from loans to in-substance foreclosure. In February 2009, the Bank sold one of two commercial buildings associated with the $2.4 million loan and does not anticipate any loss to the Bank as a result of foreclosure. The increased amounts of nonperforming loans and foreclosed real estate reflect the nationwide downturn in residential housing values and a nationwide recession. If residential housing values continue to decline and consumer job losses increase, we are likely to experience continued growth in the level of nonperforming and foreclosed loans in future periods.

An analysis of impaired loans is as follows:

(Dollars in thousands)	December 31, 2008	September 30, 2008	June 30, 2008
Nonperforming loans	$3,999	$2,607	$4,151
Troubled debt restructuring	—	—	421
Other impaired loans	—	—	737

Total impaired loans	$3,999	$2,607	$5,309

At December 31, 2008, the carrying value of impaired loans is net of write-offs of $180,000 and there are no specific allowance allocations. The average carrying value of impaired loans was $3,303 and $192 for the quarters ended December 31, 2008 and 2007, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at December 31, 2008 or 2007. Loans past due 90 days or more which were still accruing were $2,095 at December 31, 2008 and $656 at June 30, 2008. Loans past due 90 days and still accruing are certain single family mortgages from which we both received advanced payments from the loan servicing company and we determined that such loans are not impaired based upon a current fair value analysis of the collateral.

The Bank has no loans which are considered a troubled debt restructuring at December 31, 2008. A troubled debt restructuring is a performing loan with permanent modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures will be initiated.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2008, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

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

The following table summarizes activity in the allowance for loan losses for the six months ended December 31, 2008:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
				(Dollars in thousands)
Balance at July 1, 2008	$605	$186	$1,143	$205	$563	$8	$2,710
Provision for loan loss	284	158	248	(40)	964	16	1,630
Charge-offs	(89)	(19)	(150)	—	(708)	—	(966)
Recoveries	—	—	—	—	—	—	—

Balance at December 31, 2008	$800	$325	$1,241	$165	$819	$24	$3,374

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2008		June 30, 2008
	(Dollars in thousands)
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family	$800	23.71%	$605	22.32%
Home equity	325	9.63%	186	6.86%
Multifamily	1,241	36.79%	1,143	42.19%
Commercial real estate and land	165	4.89%	205	7.56%
Consumer - Recreational vehicles	819	24.27%	563	20.77%
Other	24	0.71%	8	0.30%

Total	$3,374	100.00%	$2,710	100.00%

The loan loss provision was $1,630,000 and $269,000 for the six months ended December 31, 2008 and 2007, respectively. The increased loan loss provision was due primarily to general declines in housing values, growth in our loan portfolio and increased charge-offs on recreational vehicle loans.

Investment Securities

Total investment securities were $512.5 million as of December 31, 2008, compared with $510.0 million at June 30, 2008. During the six months ended December 31, 2008, we purchased $3.2 million of mortgage-backed securities available for sale, received principal repayments of approximately $17.6 million and sold $9.1 million of FNMA Preferred,. We also purchased $52.4 million of mortgage-backed securities held to maturity, had $5.0 million in callable bonds called and received principal repayments of approximately $22.8 million. We currently classify agency mortgage-backed and debt securities as held to maturity at the time of purchase based upon small issue size and based on issue features, such as callable terms. We also classify non-agency mortgage-backed securities and certain collateralized debt obligations as held to maturity, based upon issue factors such as monthly adjustable rates, current yields, and other terms that compare favorably to our loan portfolio. Until we increase our level of origination of consumer and mortgage loans, we are likely to continue to increase our investments in mortgage-backed securities.

Deposits

Deposits increased a net $61.8 million, or 10.8%, to $632.5 million at December 31, 2008, from $570.7 million at June 30, 2008. Our deposit gain composition was a 35.9% increase in interest bearing demand and savings accounts combined with a 4.8% increase in time deposit accounts. Our increase in interest bearing demand and savings accounts was the result of increased promotion and competitive pricing during the first six months of the fiscal year.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2008		June 30, 2008
(Dollars in thousands)	Amount	Rate*	Amount	Rate*
Non-interest bearing	$3,535	0.00%	$5,509	—
Interest bearing:
Demand	85,262	3.24%	61,616	3.22%
Savings	74,874	3.05%	56,202	3.38%

Time deposits:
Under $100,000	235,170	4.67%	268,747	4.84%
$100,000 or more	233,652	4.02%	178,630	4.91%

Total time deposits	468,822	4.35%	447,377	4.87%

Total interest bearing	628,958	4.04%	565,195	4.54%

Total deposits	$632,493	4.02%	$570,704	4.50%

*	Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type at the date indicated:

	December 31, 2008	June 30, 2008	December 31, 2007
Checking and savings accounts	9,690	9,415	8,317
Time deposits	13,090	15,490	15,955

Total number of deposit accounts	22,780	24,905	24,272

Securities Sold Under Agreements to Repurchase

Since November 2006, the Company has sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements bear interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, the Company may be required to repay the $130.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 5.85 years and the weighted average remaining period before such repurchase agreements could be called is .92 years.

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At December 31, 2008, a total of $62.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $62.0 million in advances is 2.49 years and the weighted average remaining period before such advances could be put to us is .85 years.

Federal Reserve Discount Window Borrowings

On October 24, 2008, we borrowed $45.0 million for three months from the Federal Reserve Discount Window. The Bank has elected from time-to-time to borrow from the Federal Reserve rather than the Federal Home Loan Bank of San Francisco to maintain an immediate secondary source of liquidity.

Stockholders’ Equity

Stockholders’ equity decreased $1.8 million to $81.3 million at December 31, 2008 compared to $83.1 million at June 30, 2008. The decrease was primarily the result of a $2.1 million cumulative effect adjustment for our election to adopt Financial Accounting Standard No.  159 for investments in trust preferred collateralized debt.

LIQUIDITY

During the six months ended December 31, 2008, we had net cash outflows from operating activities of $8.8 million compared to inflows of $2.7 million for the six months ended December 31, 2007. Net operating cash outflows for the period ended in 2008 were primarily due to the add-back of non-cash adjustments of accretion of loan and security premiums and the origination of loans held for sale.

Net cash outflows from investing activities totaled $22.2 million for the six months ended December 31, 2008 and totaled $84.8 million for the same period in 2007. Net cash outflows decreased $62.6 million for the six months ended December 31, 2008, as fewer investment securities were purchased in the period versus the same period in the prior year.

Our net cash provided by financing activities totaled $29.6 million for the six months ended December 31, 2008 and $87.3 million for the six months ended December 31, 2007. Net cash provided by financing activities decreased $57.7 million for the six months ended December 31, 2008 compared to December 31, 2007, primarily due to repayments on FHLB advances of $107.0 million, offset by $45 million in proceeds from Fed Discount Window borrowing. During the quarter, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. We increased our borrowing capacity with the FHLB to 40.0% of total assets in October 2007. Based on the loans and securities pledged at December 31, 2008 we had total borrowing capacity of $468.2 million, of which $322.0 million was outstanding and $146.2 million was available. At December 31, 2008, we also had a $10.0 million unsecured federal funds purchase line with a bank under which no borrowings were outstanding.

During the three months ended December 31, 2008, we expanded our borrowing capabilities with the Federal Reserve by adding borrowing capacity of $298.0 million, of which $45.0 million was outstanding and $253.0 million was available at December 31, 2008. Also to expand our Bank’s liquidity options, we began issuing brokered deposits. Total brokered deposits were $71.5 million at December 31, 2008. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We can increase our level of deposits and borrowings to address our future liquidity needs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At December 31, 2008, we had commitments to originate or purchase loans and investment securities of $14.3 million, and $11.0 million in commitments to sell loans. Time deposits due within one year of December 31, 2008 totaled $283.8 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2008:

	Total	Payments Due by Period[1]
		Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(in thousands)
Long-term debt obligations [2]	$1,023,341	$468,132	$221,834	$182,512	$150,863
Operating lease obligations [3]	1,225	329	688	208	—

Total	$1,024,566	$468,461	$222,522	$182,720	$150,863

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2008.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of Thrift Supervision requires our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2008, our Bank met all the capital adequacy requirements to which it was subject. At December 31, 2008, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements at December 31, 2008 were as follows:

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$83,630	6.86%	$48,741	4.00%	$60,927	5.00%
Tier 1 capital (to risk weighted assets)	$83,630	14.40%	N/A	N/A	$34,840	6.00%
Total capital (to risk-weighted assets)	$87,004	14.98%	46,453	8.00%	$58,067	10.00%
Tangible capital (to tangible assets)	$83,630	6.86%	18,278	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets mature at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at December 31, 2008:

	Term to Repricing, Repayment, or Maturity at December 31, 2008
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$14,777	$—	$—	$14,777
Interest-bearing deposits in other financial institutions	99	—	—	99
Investment securities [1]	359,374	144,789	8,296	512,459
Stock of the FHLB, at cost	18,848	—	—	18,848
Loans—net of allowance for loan loss [2]	183,451	190,115	267,909	641,475
Loans held for sale	2,917	—	—	2,917

Total interest-earning assets	579,466	334,904	276,205	1,190,575
Non-interest earning assets	—	—	—	29,876

Total assets	$579,466	$334,904	$276,205	$1,220,451

Interest-bearing liabilities:
Interest-bearing deposits [3]	$443,888	$185,070	$—	$628,958
Securities sold under agreements to repurchase [4]	—	35,000	95,000	130,000
Advances from the FHLB [4]	155,000	131,977	35,000	321,977
Other borrowed funds	50,155	—	—	50,155

Total interest-bearing liabilities	649,043	352,047	130,000	1,131,090
Other noninterest-bearing liabilities	—	—	—	8,016
Stockholders’ equity	—	—	—	81,345

Total liabilities and equity	$649,043	$352,047	$130,000	$1,220,451

Net interest rate sensitivity gap	$(69,577)	$(17,143)	$146,205	$59,485
Cumulative gap	$(69,577)	$(86,720)	$59,485	$59,485
Net interest rate sensitivity gap - as a % of interest earning assets	(12.01)%	(5.12)%	52.93%	5.00%
Cumulative gap - as % of cumulative interest earning assets	(12.01)%	(9.48)%	5.00%	5.00%

[1]

Comprised of U.S. government securities and mortgage-backed securities, which are classified as held to maturity, available for sale and trading. The table reflects contractual re-pricing dates and does not estimate prepayments or calls.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at December 31, 2008:

	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	(Dollars in thousands)
Up 300 basis points	$8,388	10%	7.37%
Up 200 basis points	$6,284	8%	7.10%
Up 100 basis points	$(733)	0%	6.46%
Base	—	—	6.40%
Down 100 basis points	$7,461	9%	6.82%

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

We face a variety of risks that are inherent in our business and our industry. The following are some of the more significant factors that could affect our business and our results of operations:

•

We are subject to rapidly changing government laws and regulations, which could adversely affect our operations. The prevailing recession currently impacting the U.S. and worldwide economies is negatively impacting the banking and financial sector generally, and has and may in the future, lead to the adoption of legislation or regulation that could negatively impact our operations or our competitive position.

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

The table below sets forth information regarding the Company’s common stock repurchase plans. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005 plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as Treasury shares.

	Total number of shares purchased	Average price paid per share	Maximum number of shares that may yet be purchased Under the Plans or Programs
Shares purchased as part of publicly announced plans or programs
June 30, 2008	319,500	$7.60	95,491
Quarter ended September 30, 2008	—	—	95,491
October 1, 2008 to October 31, 2008	5,000	4.76	90,491
November 1, 2008 to November 30, 2008	80,200	3.92	510,291
December 1, 2008 to December 31, 2008	191,000	3.36	319,291
Total number of shares purchased as part of publicly announced plans or programs	595,700	$5.72	319,291

Shares purchased as part of a net-settlement of employees restricted stock units
June 30, 2008	8,777	7,39	N/A
Quarter ended September 30, 2008	—	—	N/A
Quarter ended December 31, 2008	—	—	N/A
Total net-settlement shares purchased	8,777	7,.39	N/A

Total treasury shares	604,477	$5.74	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On October 21, 2008, the Company held its Annual Meeting of Shareholders.

(b)	Shareholders voted on the following matters:

(i)	The election of Theodore C. Allrich as director for a term to expire in 2011:

Votes:	For	Against	Withheld
	6,306,622	N/A	232,744

(ii)	The election of John Gary Burke as director for a term to expire in 2011:

Votes:	For	Against	Withheld
	6,308,222	N/A	231,144

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: February 4, 2009	By:	/s/ Gregory Garrabrants
Gregory Garrabrants
Chief Executive Officer
(Principal Executive Officer)