Form 10-Q
period 2009-03-31
BofI Holding, Inc.
filed 2009-05-06
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter Period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,035,997 shares of common stock as of May 1, 2009.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2009	June 30, 2008
ASSETS
Cash and due from banks	$4,479	$4,214
Federal funds sold	5,740	12,050

Total cash and cash equivalents	10,219	16,264
Time deposits in financial institutions	99	1,980
Investment Securities:
Trading	6,818	—
Available for sale	177,875	209,119
Held to maturity	377,374	300,895
Stock of the Federal Home Loan Bank, at cost	18,848	19,395
Loans—net of allowance for loan losses of $3,956 in March 2009, $2,710 in June 2008	627,472	631,413
Loans—held for sale	1,301	—
Other assets	29,183	15,179

TOTAL	$1,249,189	$1,194,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$6,687	$5,509
Interest bearing	687,296	565,195

Total deposits	693,983	570,704
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	310,980	398,966
Federal Reserve Discount Window and other borrowings	25,155	5,155
Other liabilities	3,918	6,338

Total liabilities	1,164,036	1,111,163
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized;
Series A—$10,000 stated value; 515 (March 2009) 515 (June 2008) shares issued and outstanding	5,063	5,063
Series B convertible-$1,000 stated value; 4,790 (March 2009) 3,750 (June 2008) shares issued and outstanding	4,767	3,750
Common stock—$.01 par value; 25,000,000 shares authorized; 8,642,723 shares issued and 8,035,997 shares outstanding (March 2009) and 8,627,840 shares issued and 8,299,563 shares outstanding (June 2008)	86	86
Additional paid-in capital	61,083	60,684
Accumulated other comprehensive income, net of tax	1,707	1,017
Retained earnings	15,934	14,975
Treasury stock	(3,487)	(2,493)

Total stockholders’ equity	85,153	83,082

TOTAL	$1,249,189	$1,194,245

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$10,907	$8,559	$31,141	$23,780
Investments	7,634	7,615	26,084	20,987

Total interest and dividend income	18,541	16,174	57,225	44,767

INTEREST EXPENSE:
Deposits	6,051	7,187	18,646	21,683
Advances from the Federal Home Loan Bank	2,545	2,870	9,027	7,988
Other borrowings	1,470	1,456	4,496	4,043

Total interest expense	10,066	11,513	32,169	33,714

Net interest income	8,475	4,661	25,056	11,053
Provision for loan losses	1,200	835	2,830	1,104

Net interest income, after provision for loan losses	7,275	3,826	22,226	9,949

NON-INTEREST INCOME:
Prepayment penalty fee income	5	45	50	230
Mortgage banking income	528	—	583	2
Gain (loss) on sale of investment securities	—	881	(7,896)	1,307
Gain (loss) on trading securities	(350)	—	(695)	—
Banking service fees and other income	117	97	348	265

Total non-interest income	300	1,023	(7,610)	1,804

NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	1,402	1,659	3,976	4,038
Professional services	281	216	980	465
Occupancy and equipment	108	93	325	278
Data processing and internet	213	170	580	477
Advertising and promotional	202	230	454	705
Depreciation and amortization	43	37	125	92
Other general and administrative	941	733	2,235	1,643

Total non-interest expense	3,190	3,138	8,675	7,698

INCOME BEFORE INCOME TAXES	4,385	1,711	5,941	4,055
INCOME TAXES	1,791	693	2,403	1,639

NET INCOME	$2,594	$1,018	$3,538	$2,416

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$2,421	$940	$3,021	$2,184

COMPREHENSIVE INCOME (LOSS)	$3,896	$(175)	$4,228	$3,763

Basic earnings per share	$0.30	$0.11	$0.37	$0.26
Diluted earnings per share	$0.30	$0.11	$0.37	$0.26

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock				Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—
July 1, 2008	4,265	$8,813	8,627,840	(328,277)	8,299,563	$86	$60,684	$14,975	$1,017	$(2,493)	$83,082
Comprehensive income:
Net income	—	—	—	—	—	—	—	3,538	—	—	3,538
Net unrealized gain from available for sale securities—net of income tax benefit and reclassifications	—	—	—	—	—	—	—	—	690	—	690

Total comprehensive income											$4,228

Cash dividends on preferred stock	—	—	—	—	—	—	—	(517)	—	—	(517)
Issuance of convertible preferred stock	1,040	1,017	—	—	—	—	—	—	—	—	1,017
Purchase of treasury stock	—	—	—	(276,200)	(276,200)	—	—	—	—	(982)	(982)
Cumulative effect of the adoption of SFAS 159	—	—	—	—	—	—	—	(2,062)	—	—	(2,062)
Stock-based compensation expense	—	—	—	—	—	—	425	—	—	—	425
Restricted stock issuance	—	—	14,883	(2,249)	12,634	—	—	—	—	(12)	(12)
Stock option exercises and tax effect of equity compensation	—	—	—	—	—	—	(26)	—	—	—	(26)

BALANCE—March 31, 2009	5,305	$9,830	8,642,723	(606,726)	8,035,997	$86	$61,083	$15,934	$1,707	$(3,487)	$85,153

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,538	$2,416
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of premiums (discounts) on securities	(9,267)	78
Amortization (accretion) of premiums (discounts) on deferred loan fees	(1,199)	1,645
Amortization of borrowing costs	14	56
Stock-based compensation expense	425	555
Net loss (gain) on sale of investment securities	7,896	(1,307)
Valuation of financial instruments carried at fair value	695	—
Provision for loan losses	2,830	1,104
Deferred income taxes	(175)	(653)
Origination of loans held for sale	(40,102)	(516)
Net gain on sales of loans held for sale	(583)	(2)
Proceeds from sales of loans held for sale	39,384	518
Depreciation and amortization	125	92
Stock dividends from Federal Home Loan Bank	(464)	(502)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	7	(203)
Other assets	(4,856)	2,040
Accrued interest payable	(107)	72
Accounts payable and accrued liabilities	(4,747)	1,440

Net cash provided by (used in) operating activities	(6,586)	6,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities and time deposits	(126,796)	(356,887)
Proceeds from sale of available for sale securities	1,170	145,606
Proceeds from repayments of securities & time deposits	73,772	118,972
Purchases of stock of Federal Home Loan Bank	(2,068)	(1,355)
Proceeds from redemption of stock of Federal Home Loan Bank	3,079	219
Origination of loans	(31,432)	(58,603)
Proceeds from sale of repossessed assets	2,689	—
Purchases of loans, net of discounts and premiums	(51,862)	(141,018)
Principal repayments on loans	77,239	105,277
Purchases of furniture, equipment and software	(105)	(259)

Net cash used in investing activities	(54,314)	(188,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	123,279	42,093
Proceeds from Federal Home Loan Bank advances	105,000	141,000
Repayments of the Federal Home Loan Bank advances	(193,000)	(65,900)
Proceeds from repurchase agreements	—	40,000
Proceeds from borrowing at the Fed Discount Window	65,000	—
Repayments of borrowing at the Fed Discount Window	(45,000)
Purchase of treasury stock	(994)	—
Proceeds from exercise of common stock options	—	84
Proceeds from issuance of convertible preferred stock Series B	1,017	—
Tax benefit from exercise of common stock options	(26)	25
Cash dividends paid on preferred stock	(421)	(232)

Net cash provided by financing activities	54,855	157,070

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,045)	(24,145)
CASH AND CASH EQUIVALENTS—Beginning of year	16,264	39,708

CASH AND CASH EQUIVALENTS—End of period	$10,219	$15,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$32,261	$33,589
Income taxes paid	$5,639	$1,395
Transfers to real estate owned	$8,365	$—
Adoption of fair value—securities transferred from held to maturity to trading	$11,055	$—
Preferred stock dividends—declared but not paid	$96	$—

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding Inc., the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2008 included in our Annual Report on Form 10-K.

Certain reclassifications have been made to the prior-period financial statements to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

Investment Securities—We classify investment securities as either trading, available-for-sale or held to maturity. Trading securities are those securities for which we have elected fair value accounting in accordance with SFAS No. 159, see footnote 8. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available for sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair value from our internal pricing models. Securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Amortization of purchase premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

At each reporting date, we monitor our available-for-sale and held to maturity securities for other-than-temporary impairment. Other-than-temporary impairment losses are recognized in noninterest income with a corresponding reduction in the carrying value of the investment.

During the quarter ended December 31, 2008, the Bank transferred certain investment securities purchased at discount prices into the Bank of Internet Resecuritization Trust (“BIRT”) controlled by its parent, BofI Holding, Inc. The Bank received from BIRT the equivalent book value of notes restructured from the cash flows of the investment securities transferred. The purpose of the transfer was to provide the Bank with investment securities rated AAA or AA by two national rating agencies reflecting the additional credit support created by discount purchase prices. There was no gain or loss recognized upon the transfer as the Company retains all ownership rights and risks related to the investment securities. The BIRT and related securities are included in the Company’s consolidated financial statements.

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

New Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on July 1, 2008, see footnote 8 for further information.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). This Statement allows entities to voluntarily choose, at specified election dates, to measure any financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides example disclosures for use in such instances. It is effective upon issuance. The Company adopted SFAS No. 159 on July 1, 2008 and FSP 157-3 upon issuance, see footnote 8 for further information.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the fourth quarter and does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the fourth quarter and does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the fourth quarter.

3. ALLOWANCE FOR LOAN LOSS

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2009, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. We provide general loan loss reserves for our mortgage loans based upon the size and type of the mortgage loan and the loan-to-value ratio. For the nine months ended March 31, 2009, we have experienced increased charge-offs. If we continue to experience an increase in charge-offs relative to the loan portfolio size, we may be required to increase our loan loss provisions in the future to provide a larger loss allowance.

The following table summarizes activity in the allowance for loan losses for the nine months ended March 31, 2009:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in thousands)
Balance at July 1, 2008	$605	$186	$1,143	$205	$563	$8	$2,710
Provision for loan loss	598	119	589	(40)	1,540	24	2,830
Charge-offs	(404)	(19)	(150)	—	(1,006)	(5)	(1,584)
Recoveries	—	—	—	—	—	—	—

Balance at March 31, 2009	$799	$286	$1,582	$165	$1,097	$27	$3,956

Nonperforming Loans

Nonperforming loans are comprised of nonaccrual loans, loans past due 90 days or more and on nonaccrual and troubled debt restructured loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate or assets owned, net. At March 31, 2009, our nonperforming loans totaled $1,906 or 0.30% of total gross loans and our total nonperforming assets totaled $7,628 or 0.61% of total assets.

Nonperforming loans consisted of the following:

(Dollars in thousands)	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Nonperforming loans:
Nonaccrual loans:
Loans secured by real estate:
Single family	$1,065	$232	$197	$1,793
Home equity loans	—	—	35	—
Multifamily	—	3,306	—	—
Commercial	—	—	2,369	2,358

Total nonaccrual loans secured by real estate	1,065	3,538	2,601	4,151
RV/Auto	839	460	—	—
Other	2	1	6	—

Total nonperforming loans	1,906	3,999	2,607	4,151

Total nonperforming loans as a percentage of total loans	0.30%	0.61%	0.42%	0.66%

4. INVESTMENT SECURITIES

The following table provides the cost and fair value for the major categories of securities available for sale, held to maturity and trading. Securities reported at fair value by the election of the Company are classified as trading as discussed in footnote 8.

	March 31, 2009
	Available for sale		Held to Maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
	( In thousands )
Mortgage-backed securities:
Federal agencies	$175,028	$177,875	$19,279	$19,643	$—
Non-Agency[1]	—	—	353,106	340,394	—

Total mortgage-backed securities	175,028	177,875	372,385	360,037	—

Other debt securities:
Federal agencies	—	—	4,989	5,002	—
Non-Agency[2]	—	—	—	—	6,818

Total other debt securities	—	—	4,989	5,002	6,818

Total	$175,028	$177,875	$377,374	$365,039	$6,818

[1]	Non-agency mortgage-backed securities are collateralized by 1-4 family residential first mortgages.
[2]	Non-agency debt securities are trust preferred collateralized debt.

The net unrealized gain of $2,847 on available for sale securities at March 31, 2009 included gross unrealized gains of $3,219 and gross unrealized losses of $372. The net unrealized loss of $12,335 on held to maturity securities at March 31, 2009 included gross unrealized gains of $21,874 and gross unrealized losses of $34,209. When available, fair values for investment securities are obtained from quoted prices on active markets otherwise fair values are determined by the Company in accordance with GAAP as discussed in footnote 8.

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

Recently liquidity and economic uncertainty have increased the volatility of market pricing for mortgage-backed securities and collateralized debt securities. Although the fair value will fluctuate, the majority of the Company’s investment portfolio consists of mortgage-backed securities from government agencies and non-agency senior mortgage-backed securities acquired by the Company at discounts to current face values. If held to maturity, the contractual principal and interest payments of these securities are expected to be received in full recovery of net book value. No loss of net book value is expected over the lives of these securities and the Company has the ability and intent to hold these securities until they mature or for a period of time sufficient to allow for a recovery in the fair value. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment.

5. STOCK-BASED COMPENSATION

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

The Company has two stock incentive plans, the 2004 Stock Incentive Plan (“2004 Plan”) and the 1999 Stock Option Plan (“1999 Plan,” and, together with the 2004 Plan, the “Plans”), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The Company terminated the 1999 Plan in November 2007 and no new option awards will be made under the 1999 Plan.

Stock Options— The Company’s income before income taxes for the quarters ended March 31, 2009 and 2008 included stock option compensation expense of $13 and $206, with a total income tax benefit of $5 and $84, respectively. For the nine months ended March 31, 2009 and 2008 stock option compensation expense was $162 and $400, respectively, with a total income tax benefit of $66 and $164, respectively. At March 31, 2009, unrecognized compensation expense related to non-vested stock option grants aggregated $98 which is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
Fiscal year remainder:
2009	47
2010	48
2011	3
2012	—

Total	$98

A summary of stock option activity under the Plans during the period July 1, 2007 to March 31, 2009 is presented below:

	Number of Shares	Average Exercise Price Per Share
Outstanding – July 1, 2007	936,994	$7.05
Exercised	(20,000)	$4.19
Cancelled	(10,750)	$9.32

Outstanding – June 30, 2008	906,244	$7.09

Exercised	—	$0.00
Cancelled	(53,067)	$8.32

Outstanding – March 31, 2009	853,177	$7.01

Options exercisable – June 30, 2008	804,496	$6.96
Options exercisable – March 31, 2009	821,859	$6.98

The following table summarizes information as of March 31, 2009 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Exercise Price
$4.19	360,583	0.9	360,583	$4.19
$6.76	10,833	7.6	10,833	$6.76
$7.35	120,200	7.3	98,000	$7.35
$8.50	7,500	6.7	7,500	$8.50
$9.20	7,500	6.4	7,500	$9.20
$9.50	164,000	6.3	156,792	$9.50
$10.00	181,561	4.1	179,651	$10.00
$11.00	1,000	3.3	1,000	$11.00

$7.01	853,177	3.7	821,859	$6.98

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at March 31, 2009 and 2008 were $436 and $656, respectively.

Restricted Stock and Restricted Stock Units— Under the Company’s 2004 Plan, employees and directors are eligible to receive grants of restricted stock and restricted stock units. The Company determines stock-based compensation expense using the fair value method required by Statement of Financial Accounting Standards No. 123(R), Share-based Payment, (“SFAS No. 123(R)”). In accordance with SFAS No. 123(R), the fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.

During the quarters ended September 30, 2008 and December 31, 2008, the Company’s Board of Directors granted 37,685 and 3,650 restricted stock units respectively, to employees and directors. All restricted stock unit awards granted during these quarters vest over three years, one-third on each anniversary date.

The Company’s income before income taxes for the quarters ended March 31, 2009 and 2008 included restricted stock compensation expense of $87 and $83, respectively, with a total income tax benefit of $36 and $34, respectively. For the nine months ended March 31, 2009 and 2008 restricted stock compensation expense was $263 and $155, respectively, with a total income tax benefit of $106 and $64, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided equally across the service periods between each vesting date. At March 31, 2009, unrecognized compensation expense related to non-vested grants aggregated $694 and is expected to be recognized in future periods as follows:

Restricted Stock Compensation Expense
Remainder of fiscal:
2009	$89
2010	324
2011	269
2012	12

Total	$694

The following table presents the status and changes in non-vested restricted stock and restricted stock unit grants from July 1, 2007 through March 31, 2009:

	Restricted Stock Shares and Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2007	27,769	$8.25
Granted	131,253	$6.98
Vested	(31,951)	$7.52

Non-vested balance at June 30, 2008	127,071	$7.13
Granted	41,335	$5.86
Canceled	(7,800)	$6.57
Vested	(26,085)	$7.73

Non-vested balance at March 31, 2009	134,521	$6.65

2004 Employee Stock Purchase Plan—In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At March 31, 2009, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

6. EARNINGS PER SHARE

Information used to calculate earnings per share was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$2,594	$1,018	$3,538	$2,416
Dividends on preferred stock	173	78	517	232

Net income attributable to common shares	$2,421	$940	$3,021	$2,184

Weighted-average shares:
Basic weighted-average number of common shares outstanding and average common shares earned on restricted stock awards	8,028,785	8,274,065	8,163,940	8,258,763
Dilutive effect of stock options	33,756	101,967	54,714	116,227
Dilutive effect of stock grants	566	—	189	—

Dilutive weighted-average number of common shares outstanding	8,063,107	8,376,032	8,218,843	8,374,990

Net income per common share:
Basic	$0.30	$0.11	$0.37	$0.26
Diluted	$0.30	$0.11	$0.37	$0.26

Options and stock grants of 638,103 and 700,732 shares for the three months and 651,838 and 701,687 shares for the nine months ended March 31, 2009 and 2008, respectively, were not included in determining diluted earnings per share, as they were anti-dilutive.

7. COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments — The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2009, the Company had $31.7 million in commitments to originate or purchase loans and investment securities and $22.6 million in commitments to sell loans.

8. FAIR VALUE MEASUREMENTS

As discussed in footnote 2, effective July 1, 2008, the Company adopted SFAS No. 157 and upon issuance, adopted FSP 157-3, which provides a framework for measuring fair value under GAAP.

The Company also adopted SFAS No. 159 on July 1, 2008. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for trust preferred collateralized debt on the adoption date. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.

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

The following table summarizes the impact of adopting the fair value option for certain financial instruments on July 1, 2008. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption SFAS No. 159.

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

SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of March 31, 2009
Assets:
Securities trading	$—	$—	$6,818	$6,818
Securities available for sale	$—	$177,875	$—	$177,875

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(in thousands)	Investment securities trading
Assets
Beginning Balance July 1, 2008	$7,551
Total gains/(losses)—(realized/unrealized):
Included in earnings	(695)
Included in other comprehensive income	—
Purchases, issuances, and settlements	(38)
Transfers into Level 3	—

Ending balance March 31, 2009	$6,818

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans has a carrying amount of $1,281, after a write-off of $345, resulting in an additional provision for loan losses of $345 during the nine months ended March 31, 2009.

Determination of Fair Value

Securities trading

Trading securities are recorded at fair value. Recent liquidity and economic uncertainty have significantly disrupted the market for collateralized debt securities. As quoted market prices are not available, the fair values for these securities are determined by the Company utilizing internally developed pricing models. The Company’s process considers actual and forecasted default rates, and other individual characteristics of the specific assets comprising the securities as well as the structural subordination and overcollateralization characteristics of the securities to estimate future cash flows and select discount rates to calculate each security’s fair value. Due to the current market conditions as well as the limited trading activity of these securities, the market value of these securities is highly sensitive to changes in the assumptions in the Company’s pricing model.

Securities available for sale

Available for sale securities are recorded at fair value and consist of mortgage-backed securities—U.S. agency. Fair value is generally based on quoted market prices. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies. At March 31, 2009 these instruments were valued using market prices or significant other observable inputs.

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

The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.

Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intends,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors summarized in Part II, Item 1A under the heading “Risk Factors” in this report, and discussed in greater detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2008, which has been filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.

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

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	March 31, 2009	June 30, 2008	March 31, 2008
Selected Balance Sheet Data:
Total Assets	$1,249,189	$1,194,245	$1,110,104
Loans—net of allowance for loan losses	627,472	631,413	599,198
Allowance for loan losses	3,956	2,710	2,067
Investment securities	562,067	510,014	462,076
Total deposits	693,983	570,704	590,042
Securities sold under agreements to repurchase	130,000	130,000	130,000
Advances from the FHLB	310,980	398,966	302,448
Federal Reserve Discount Window and other borrowings	25,155	5,155	5,155
Total Stockholders’ equity	85,153	83,082	76,940

BofI HOLDING, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or for the Three Months Ended March 31,				At or for the Nine Months Ended March 31,
	2009		2008		2009		2008
Selected Income Statement Data:
Interest and dividend income	$18,541		$16,174		$57,225		$44,767
Interest expense	10,066		11,513		32,169		33,714

Net interest income	8,475		4,661		25,056		11,053
Provision for loan losses	1,200		835		2,830		1,104

Net interest income after provision for loan losses	7,275		3,826		22,226		9,949
Non-interest income (loss)	300		1,023		(7,610)		1,804
Non-interest expense	3,190		3,138		8,675		7,698

Income before income tax expense	4,385		1,711		5,941		4,055
Income tax expense	1,791		693		2,403		1,639

Net income	$2,594		$1,018		$3,538		$2,416

Net income attributable to common stock	$2,421		$940		$3,021		$2,184
Per Share Data:
Net income:
Basic	$0.30		$0.11		$0.37		$0.26
Diluted	$0.30		$0.11		$0.37		$0.26
Book value per common share	$9.37		$8.67		$9.37		$8.67
Tangible book value per common share	$9.37		$8.67		$9.37		$8.67
Weighted average number of shares outstanding:
Basic	8,028,785		8,274,065		8,163,940		8,258,763
Diluted	8,063,107		8,376,032		8,218,843		8,374,990
Common shares outstanding at end of period	8,035,997		8,287,590		8,035,997		8,287,590
Common shares issued at end of period	8,642,723		8,607,090		8,642,723		8,607,090
Performance Ratios and Other Data:
Loan originations	$3,590		$8,873		$31,432		$58,603
Loan originations for sale	33,376		—		40,102		516
Loan purchases	2,237		110,416		51,862		141,018
Return on average assets	0.85%		0.38%		0.39%		0.31%
Return on average stockholders’ equity	13.18%		5.10%		5.61%		4.10%
Interest rate spread[1]	2.61%		1.44%		2.59%		1.13%
Net interest margin[2]	2.82%		1.76%		2.83%		1.45%
Efficiency ratio[3]	36.35%		55.20%		49.72%		59.90%
Capital Ratios:
Equity to assets at end of period	6.82%		6.93%		6.82%		6.93%
Tier 1 leverage (core) capital to adjusted tangible assets[4]	6.89%		7.13%		6.89%		7.13%
Tier 1 risk-based capital ratio[4]	14.50%		13.49%		14.50%		13.49%
Total risk-based capital ratio[4]	15.17%		13.84%		15.17%		13.84%
Tangible capital to tangible assets[4]	6.89%		7.13%		6.89%		7.13%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.10%		0.05%		0.25%		0.09%
Nonperforming loans to total loans	0.30%		0.09%		0.30%		0.09%
Allowance for loan losses to total loans held for investment	0.63%		0.34%		0.63%		0.34%
Allowance for loan losses to nonperforming loans	2.1	X	3.7	X	2.1	X	3.7	X

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
[3]

Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income. For the nine months ended March 31, 2009, without the loss of $7.902 million in noninterest income due to the loss on sale of FNMA preferred stock, the efficiency ratio would have been 34.22%.

[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

RESULTS OF OPERATIONS – Comparison of the Three Months and Nine Months Ended March 31, 2009 and 2008

For the three months ended March 31, 2009, we had net income of $2,594,000 compared to net income of $1,018,000 for the three months ended March 31, 2008. Net income attributable to common stock holders was $2,421,000 or $0.30 per diluted share compared to $940,000 or $0.11 per diluted share for the three months ended March 31, 2009 and 2008, respectively.

Other key comparisons between our operating results for the quarters ended March 31, 2009 and 2008 are:

•

Net interest income increased $3,814,000 in the 2009 quarter due to a 13.4% increase in average earning assets primarily from loan pool purchases and mortgage-backed securities. In addition, our net interest margin increased 106 basis points in the quarter ended March 31, 2009 compared to March 31, 2008, as the earning rates on loans increased while the rates paid on time deposits and borrowings decreased.

•

The loan loss provision was $1,200,000 for the March 31, 2009 quarter compared to $835,000 for the quarter ended March 31, 2008. The increased loan loss provision was due primarily to the growth in our loan portfolio, general declines in housing values and increased charge-offs on RV loans.

•

Non-interest income decreased $723,000 for the March 31, 2009 quarter compared to the quarter ended March 31, 2008. During the March 31, 2009 quarter, we recorded a fair value loss to our trading securities of $350,000 and had $528,000 in gain on sale of single family first mortgages. A gain of $881,000 was recorded on the sale of government agency mortgage backed-securities in the March 31, 2008 quarter.

For the nine months ended March 31, 2009, we had net income of $3,538,000 compared to net income of $2,416,000 for the nine months ended March 31, 2008. Net income attributable to common stockholders was $3,021,000, or $0.37 per diluted share compared to $2,184,000, or $0.26 per diluted share for the nine months ended March 31, 2009 and 2008, respectively. Excluding the impact of a one-time loss on our investment in Fannie Mae preferred stock, we would have earned $8,248,000 for the nine months ended March 31, 2009, up $5,832,000 or 241.4% compared to the nine months ended March 2008. As a result of the U.S. Government’s decision to place Fannie Mae in conservatorship and to suspend dividends to shareholders, our earnings were reduced by an after tax loss of $4,710,000 due to the sale of our investment in Fannie Mae preferred stock. On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. The U.S. Treasury also announced that dividends on Fannie Mae and Freddie Mac common and preferred stock were eliminated. Based upon the government’s decision, we sold our investment in Fannie Mae Preferred stock on September 8, 2008 at a pre-tax loss of $7,902,000.

Net Interest Income

Net interest income for the quarter ended March 31, 2009 totaled $8.5 million, an 80.9% increase compared to net interest income of $4.7 million for the quarter ended March 31, 2008. For the nine months ended March 31, 2009, net interest income was $25.1 million, up $14.0 million or 126.1% compared to the $11.1 million for the nine months ended March 31, 2008.

Total interest and dividend income during the quarter ended March 31, 2009 increased 14.2% to $18.5 million, compared to $16.2 million during the quarter ended March 31, 2008. For the nine months ended March 31, 2009, total interest and dividend income increased 27.7% to $57.2 million, compared to $44.8 million for the nine months ended in 2008. The increase in interest and dividend income for the quarter and the nine months was attributable primarily to growth in average earning assets from purchases of investment securities and loans. The average balance of investment securities (primarily mortgage-backed securities) increased 13.6% and 18.5% when compared for the three-month and the nine-month periods ended March 31, 2009 and 2008, respectively. The increase in interest income was also the result of our higher rates earned on new loans originated and purchased, amortization of discounts on purchases of loan pools as well as higher rates on new non-agency mortgage-backed securities purchased. The loan portfolio yield for the quarter ended March 31, 2009 increased 63 basis points offset by the investment security portfolio yield decrease of 41 basis points. The net growth in average earning assets for the three-month and the nine-month periods was funded largely by increased demand and savings accounts and increased short-term borrowings. Total interest expense decreased 12.2% to $10.1 million for the quarter ended March 31, 2009 compared with $11.5 million for the quarter ended March 31, 2008. For the nine months ended March 31, 2009, total interest expense decreased 4.5% to $32.2 million compared to $33.7 million for the nine months ended in 2008. The average funding rate decreased by 89 basis points for the nine-month comparison, despite a 17.3% growth in average balances. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 53 basis points, decreases in the average funding rates of demand and savings accounts of 82 basis points and decreases in the average rates of FHLB advances of 109 basis points when compared for the nine-month periods ended March 31, 2009 and 2008. Net interest margin, defined as net interest income divided by average earning assets, increased by 106 basis points to 2.82% for the quarter ended March 31, 2009, compared with 1.76% for the quarter ended March 31, 2008.

The improvement in the net interest margin has resulted from specific actions we have taken to manage our assets and liabilities, as well as general changes in the U.S. Treasury yield curve and loan risk premiums. Our specific actions include selling our agency mortgage-backed securities and replacing them with higher yielding loans and non-agency mortgage backed securities. In addition, we have lowered our deposit offering rates in an effort to take advantage of lower borrowing rates tied to U.S. Treasury rates. Since March of 2008, the Federal Reserve has reduced the short-term Fed funds rate by 200 basis points, to a range of 0.00 to 0.25% as of March 31, 2009. The rate cuts have reduced and will likely continue to reduce both our cost of funding through lower short-term borrowing rates and interest income on floating rate loans and securities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]
	(Dollars in thousands)
Assets
Loans 2 3	$646,251	$10,907	6.75%	$559,064	$8,559	6.12%
Federal funds sold	3,711	1	0.11%	17,880	154	3.45%
Interest-bearing deposits in other financial institutions	6,800	4	2.40%	6,298	87	5.53%
Investment securities 3 4	526,668	7,629	5.79%	463,521	7,186	6.20%
Stock of FHLB, at cost [7]	18,854	—	0.00%	13,690	188	5.49%

Total interest-earning assets	1,202,284	18,541	6.17%	1,060,453	16,174	6.10%
Non-interest earning assets	22,383			13,302

Total assets	$1,224,667			$1,073,755

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$223,376	$1,212	2.17%	$68,786	$619	3.60%
Time deposits	453,094	4,839	4.27%	520,962	6,568	5.04%
Securities sold under agreements to repurchase	130,000	1,405	4.32%	128,203	1,366	4.26%
Advances from FHLB	315,933	2,545	3.22%	264,465	2,870	4.34%
Other borrowings	9,560	65	2.72%	5,155	90	6.98%

Total interest-bearing liabilities	1,131,963	10,066	3.56%	987,571	11,513	4.66%
Noninterest-bearing demand deposits	4,036			999
Other interest-free liabilities	5,358			6,461
Stockholders’ equity	83,280			78,724

Total liabilities and stockholders’ equity	$1,224,637			$1,073,755

Net interest income		$8,475			$4,661

Net interest spread [5]			2.61%			1.44%
Net interest margin [6]			2.82%			1.76%

[1]	Annualized

[2]	Loans include loans held for sale, loan premiums and unearned fees.

[3]

Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. The rate earned on loans does not include loan prepayment penalty income, which is classified as non-interest income.

[4]	All investments are taxable.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents net interest income annualized as a percentage of average interest-earning assets.

[7]	The FHLBSF did not declare a dividend for the quarter ended March 31, 2009.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2009 and 2008:

	For the Nine Months Ended March 31,
	2009			2008
	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]
	(Dollars in thousands)
Assets
Loans 2 3	$636,253	$31,141	6.53%	$525,362	$23,780	6.04%
Federal funds sold	3,433	20	0.78%	29,731	997	4.47%
Interest-bearing deposits in other financial institutions	5,754	26	0.60%	9,437	371	5.24%
Investment securities 3 4	516,380	25,844	6.67%	435,688	19,079	5.84%
Stock of FHLB, at cost [7]	19,098	194	1.35%	12,989	540	5.54%

Total interest-earning assets	1,180,918	57,225	6.46%	1,013,207	44,767	5.89%
Non-interest earning assets	19,358			14,462

Total assets	$1,200,276			$1,027,669

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$167,162	$3,521	2.81%	$68,580	$1,866	3.63%
Time deposits	441,000	15,125	4.57%	517,816	19,817	5.10%
Securities sold under agreements to repurchase	130,000	4,257	4.37%	114,691	3,746	4.35%
Advances from FHLB	357,489	9,027	3.37%	238,956	7,988	4.46%
Other borrowings	12,718	239	2.51%	5,155	297	7.68%

Total interest-bearing liabilities	1,108,369	32,169	3.87%	945,198	33,714	4.76%
Noninterest-bearing demand deposits	4,088			1,011
Other interest-free liabilities	6,266			5,388
Stockholders’ equity	81,553			76,072

Total liabilities and stockholders’ equity	$1,200,276			$1,027,669

Net interest income		$25,056			$11,053

Net interest spread [5]			2.59%			1.13%
Net interest margin [6]			2.83%			1.45%

[1]	Annualized

[2]	Loans include loans held for sale, loan premiums and unearned fees.

[3]

Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. The rate earned on loans does not include loan prepayment penalty income, which is classified as non-interest income.

[4]	All investments are taxable.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents net interest income annualized as a percentage of average interest-earning assets.

[7]	The FHLBSF did not declare a dividend for the quarters ended December 31, 2008 and March 31, 2009.

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

	For the Three Months Ended March 31, 2009 vs 2008				For the Nine Months Ended March 31, 2009 vs 2008
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate / Volume	Total net Increase (Decrease)	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
	(In Thousands)
Increase / (decrease) in interest income:
Loans	$1,335	$876	$137	2,348	$5,020	$1,934	$407	$7,361
Federal funds sold	(122)	(149)	118	(153)	(882)	(824)	729	(977)
Interest-bearing deposits in other financial institutions	7	(83)	(7)	(83)	(145)	(328)	128	(345)
Mortgage-backed security	979	(472)	(64)	443	3,534	2,727	504	6,765
Stock of Federal Home Loan Bank	71	(188)	(71)	(188)	254	(408)	(192)	(346)

	$2,270	$(16)	$113	$2,367	$7,781	$3,101	$1,576	$12,458

Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$1,391	$(246)	$(552)	$593	$2,682	$(421)	$(606)	$1,655
Time deposits	(856)	(1,004)	131	(1,729)	(2,940)	(2,059)	307	(4,692)
Securities sold under agreements to repurchase	19	21	(1)	39	500	10	1	511
Federal Home Loan Bank advances	559	(740)	(144)	(325)	3,963	(1,954)	(970)	1,039
Other borrowings	77	(55)	(47)	(25)	436	(200)	(294)	(58)

	$1,190	$(2,024)	$(613)	$(1,447)	$4,641	$(4,624)	$(1,562)	$(1,545)

Provision for Loan Losses

The loan loss provision was $1,200,000 for the quarter ended March 31, 2009, compared to $835,000 for the quarter ended March 31, 2008. For the nine months ended March 31, 2009, loan loss provisions totaled $2,830,000 compared to $1,104,000 for the nine months ended March 31, 2008. The increased provisions for the quarter and the nine months ended March 31, 2009 were the result of loan growth, continued changes in portfolio mix and higher estimated losses from our recreational vehicle portfolio and real estate loan portfolios. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)
Prepayment penalty fee income	$5	$45	$50	$230
Mortgage banking fee income	528	—	583	2
Gain (loss) on sale of investment securities	—	881	(7,896)	1,307
Gain (loss) on trading securities	(350)	—	(695)	—
Banking service fees and other income	117	97	348	265

Total non-interest income	$300	$1,023	$(7,610)	$1,804

Non-interest income for the quarter ended March 31, 2009 decreased $723,000 to $300,000 compared to $1,023,000 for the quarter ended March 31, 2008. For the nine months ended March 31, 2009, non-interest income decreased $9.4 million. The decrease in non-interest income for the nine month period ended March 31, 2009 was primarily the result of selling $9.1 million in FNMA preferred stock resulting in a loss of $7.9 million and recording a fair value adjustment to our trading securities for a loss of $695,000.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)
Salaries, benefits and stock-based compensation	$1,402	$1,659	$3,976	$4,038
Professional services	281	216	980	465
Occupancy and equipment	108	93	325	278
Data processing and internet	213	170	580	477
Advertising and promotional	202	230	454	705
Depreciation and amortization	43	37	125	92
FDIC and OTS regulatory fees	296	334	633	590
Other general and administrative	645	399	1,602	1,053

Total	$3,190	$3,138	$8,675	$7,698

Efficiency ratio[1]	36.4%	55.2%	49.7%	59.9%
Non-interest expense as annualized % of average assets	1.05%	1.17%	0.96%	1.00%

[1]

Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income. For the nine months ended March 31, 2009, without the loss of $7.902 million in noninterest income due to the loss on sale of FNMA preferred stock, the efficiency ratio would have been 34.2%.

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $3.2 million and $8.7 million for the three months and nine months ended March 31, 2009, up from $3.1 million and $7.7 million for the three months and the nine months ended March 31, 2008.

Total salaries, benefits and stock-based compensation decreased $257,000 to $1,402,000 for the quarter ended March 31, 2009 compared to $1,659,000 for the quarter ended March 31, 2008. Excluding the one time charges of $352,000 recorded in 2008 related to the change in employment agreement for the Bank’s president, total compensation increased $95,000 for the quarter ended March 31, 2009, primarily related to staffing changes in the consumer lending business and a 3.6% average increase to salaries and wages.

The Bank’s staff increased from 50 to 51 full-time equivalents between March 31, 2008 and 2009. For the nine months ended March 31, 2009, compensation increased $290,000, which is primarily related to staff increases in the consumer lending business, excluding the one time charges of $352,000 related to the change in employment agreement for the Bank president.

Professional services, which include accounting and legal fees, increased $65,000 for the quarter and $515,000 for the nine-months ended March 31, 2009 comparison with the prior year periods. The increase in professional services for the period ended March 31, 2009 was primarily due to contract underwriters used in connection with loan pool purchases, set-up of 1st mortgage and multifamily loan products and legal and ratings fees due to the re-securitization of our non-agency mortgage backed securities.

Advertising and promotion expense decreased $28,000 and $251,000 for the three-month and nine-month periods ending March 31, 2009 and 2008, respectively. The decrease for the nine month period was primarily due to a decrease in internet advertising and lead acquisitions for home equity loans of $433,000 offset by an increase of $213,000 for lead acquisitions for our first mortgage loan origination program.

Data processing and internet expense increased $43,000 and $103,000 for the three-month and nine-month periods ending March 31, 2009 and 2008, respectively. The increases for the three month and nine month periods were primarily due to an increase in the number of customer accounts and fees for special enhancements to the Bank’s core processing system.

The cost of our FDIC and OTS standard regulatory charges decreased $38,000 for the three-month period and increased $43,000 for the nine-month periods ending March 31, 2009 and 2008 due to a one-time adjustment in the quarter ended March 31, 2008 offset by higher average deposit balances and higher assessment rates for the periods ended March 31, 2009. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment; this resulted in an additional expense of $120,000 for the quarter ended March 31, 2009. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification and other factors. In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009. FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire. The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance. These changes will result in increased deposit insurance expense for the Bank in the period of enactment.

Other general and administrative expense increased $246,000 during the quarter and $549,000 for the nine-month period ended March 31, 2009 compared to the same periods in 2008, primarily due to an increase in loan fees and REO losses.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2009 and 2008 were 40.84% and 40.50%, respectively. Our effective income tax rates for the nine months ended March 31, 2009 and 2008 were 40.45% and 40.42%, respectively.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $55.0 million, or 4.6%, to $1,249.2 million, as of March 31, 2009, up from $1,194.2 million at June 30, 2008. The increase in total assets was primarily due to an increase of $52.1 million in investment securities, an increase in loans held for sale of $1.3 million and an increase in other assets of $14.0 million, offset by a decrease of $3.9 million in loans held for investment and a decrease in Fed Fund sold of $6.3 million. Total liabilities increased a total of $52.8 million, primarily due to an increase in deposits of $123.3 million and an increase in borrowings of $20.0 million from the Federal Reserve Discount Window, offset with a decrease of $88.0 million in borrowing from the Federal Home Loan Bank of San Francisco.

Loans

Net loans held for investment decreased to $627.5 million at March 31, 2009 from $631.4 million at June 30, 2008. The decrease in the loan portfolio was due to loan repayments of $77.2 million, transfers to foreclosed real estate of $8.4 million and purchase discounts of $9.8 million offset by originations and loan pool purchases of $93.1 million during the nine months ended March 31, 2009.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2009		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate loans:
Single family (one to four units)	$168,554	26.4%	$165,473	26.2%
Home equity	37,411	5.9%	41,977	6.6%
Multifamily (five units or more)	325,836	50.9%	330,778	52.2%
Commercial real estate and land	30,113	4.7%	33,731	5.3%
Consumer—recreational vehicle	53,269	8.3%	56,968	9.0%
Other	24,120	3.8%	4,439	0.7%

Total loans	639,303	100.0%	633,366	100.0%

Allowance for loan losses	(3,956)		(2,710)
Unamortized premiums (discount), net of deferred loan fees	(7,875)		757

Net loans	$627,472		$631,413

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through March 31, 2009, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss

Nonperforming Assets

Nonperforming loans are comprised of nonaccrual loans, loans past due 90 days or more and on nonaccrual and troubled debt restructured loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate or assets owned, net. At March 31, 2009, our nonperforming loans totaled $1,906,000, or 0.30% of total gross loans and our total nonperforming assets totaled $7,628,000, or 0.61% of total assets.

Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Nonperforming assets:
Nonaccrual loans:
Loans secured by real estate:
Single family	$1,065	$232	$197	$1,793
Home equity loans	—	—	35	—
Multifamily	—	3,306	—	—
Commercial	—	—	2,369	2,358

Total nonaccrual loans secured by real estate	1,065	3,538	2,601	4,151
RV/Auto	839	460	—	—
Other	2	1	6	—

Total nonperforming loans	1,906	3,999	2,607	4,151
Foreclosed real estate	5,505	3,504	1,568	219
Repossessed—vehicles	217	520	305	262

Total nonperforming assets	$7,628	$8,023	$4,480	$4,632

Total nonperforming loans as a percentage of total loans	0.30%	0.61%	0.42%	0.66%
Total nonperforming loans as a percentage of total assets	0.61%	0.66%	0.38%	0.39%

Total nonperforming assets increased a net $3.0 million between June 30, 2008 and March 31, 2009. The majority of the increase was the result of two nonperforming multifamily loans totaling $3.2 million. The two multifamily loans are now in foreclosures with values of $2.2 million and $1.0 million and are secured by 210 units in Cincinnati Ohio, and 20 units in Miami, Florida. Nonperforming and repossessed RV loans increased from $0.3 million at June 30, 2008 to $1.1 million at March 31, 2009. In February 2009, the Bank sold a foreclosed commercial building for $1.1 million, partially reducing the increase in our nonperforming assets. The increased level of nonperforming real estate loans reflects the nationwide downturn in real estate values. The increased level of nonperforming RV loans reflects the current nationwide recession. If real estate values continue to decline and consumer job losses continue to increase, we are likely to experience continued growth of our nonperforming assets.

An analysis of impaired loans is as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Nonperforming loans	$1,906	$3,999	$2,607	$4,151
Troubled debt restructuring	—	—	—	421
Other impaired loans	—	—	—	737

Total impaired loans	$1,906	$3,999	$2,607	$5,309

At March 31, 2009, the carrying value of impaired loans is net of write-offs of $345,000 and there are no specific allowance allocations. The average carrying value of impaired loans was $2,953,000 and $407,000 for the quarters ended March 31, 2009 and 2008, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at March 31, 2009 or 2008. Loans past due 90 days or more which were still accruing interest were $1,385,000 at March 31, 2009 and $656,000 at June 30, 2008. Loans past due 90 days and still accruing interest are certain single family mortgages from which we both received advanced payments from the loan servicing company and we determined that such loans are not impaired based upon a current fair value analysis of the collateral.

The Bank has no loans which are considered a troubled debt restructuring at March 31, 2009. A troubled debt restructuring is a performing loan with permanent modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure or repossession procedures will be initiated.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2009, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. We provide general loan loss reserves for our mortgage loans based upon the size and type of the mortgage loan and the loan-to-value ratio. For the nine months ended March 31, 2009, we have experienced increased charge-offs. If we continue to experience an increase in charge-offs relative to the loan portfolio size, we may be required to increase our loan loss provisions in the future to provide a larger loss allowance.

The following table summarizes activity in the allowance for loan losses for the nine months ended March 31, 2009:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
(Dollars in thousands)
Balance at July 1, 2008	$605	$186	$1,143	$205	$563	$8	$2,710
Provision for loan loss	598	119	589	(40)	1,540	24	2,830
Charge-offs	(404)	(19)	(150)	—	(1,006)	(5)	(1,584)
Recoveries	—	—	—	—	—	—	—

Balance at March 31, 2009	$799	$286	$1,582	$165	$1,097	$27	$3,956

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2009		June 30, 2008
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
(Dollars in thousands)
Single family	$799	20.20%	$605	22.32%
Home equity	286	7.23%	186	6.86%
Multifamily	1,582	39.99%	1,143	42.19%
Commercial real estate and land	165	4.17%	205	7.56%
Consumer—Recreational vehicles	1,097	27.73%	563	20.77%
Other	27	0.68%	8	0.30%

Total	$3,956	100.00%	$2,710	100.00%

The loan loss provision was $2,830,000 and $1,104,000 for the nine months ended March 31, 2009 and 2008, respectively. The increased provisions for the nine months ended March 31, 2009 were the result of loan growth, continued changes in portfolio mix and higher estimated losses from our recreational vehicle portfolio and real estate loan portfolios.

Investment Securities

Total investment securities were $562.1 million as of March 31, 2009, compared with $510.0 million at June 30, 2008. During the nine months ended March 31, 2009, we purchased $3.2 million of mortgage-backed securities available for sale, received principal repayments of approximately $26.5 million and sold $9.1 million of FNMA Preferred. We also purchased $123.4 million of mortgage-backed securities held to maturity, had $5.0 million in callable bonds called and received principal repayments of approximately $30.9 million net of accretion. We currently classify agency mortgage-backed and debt securities as held to maturity or available for sale at the time of purchase based upon small issue size and based on issue features, such as callable terms. Until we increase our level of origination of consumer and mortgage loans, we are likely to continue to increase our investments in mortgage-backed securities.

Deposits

Deposits increased a net $123.3 million, or 21.6%, to $694.0 million at March 31, 2009, from $570.7 million at June 30, 2008. Our deposit gain composition was a 113.8% increase in interest bearing demand and savings accounts offset with a 2.7% decrease in time deposit accounts. Our increase in interest bearing demand and savings accounts was the result of increased promotion and competitive pricing during the first nine months of the fiscal year.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2009		June 30, 2008
(Dollars in thousands)	Amount	Rate*	Amount	Rate*
Non-interest bearing	$6,687	0.00%	$5,509	0.00%
Interest bearing:
Demand	68,093	1.23%	61,616	3.22%
Savings	183,809	1.89%	56,202	3.38%

Time deposits:
Under $100,000	212,832	4.53%	268,747	4.84%
$100,000 or more	222,562	3.86%	178,630	4.91%

Total time deposits	435,394	4.19%	447,377	4.87%

Total interest bearing	687,296	3.28%	565,195	4.54%

Total deposits	$693,983	3.25%	$570,704	4.50%

*	Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2009	June 30, 2008	March 31, 2008
Checking and savings accounts	12,840	9,415	8,602
Time deposits	11,806	15,490	17,690

Total number of deposit accounts	24,646	24,905	26,292

Securities Sold Under Agreements to Repurchase

Since November 2006, we have sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements bear interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, we may be required to repay the $130.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 5.61 years and the weighted average remaining period before such repurchase agreements could be called is 0.80 years.

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At March 31, 2009, a total of $62.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $62.0 million in advances is 2.27 years and the weighted average remaining period before such advances could be put to us is 0.76 years.

Stockholders’ Equity

Stockholders’ equity increased $2.1 million to $85.2 million at March 31, 2009 compared to $83.1 million at June 30, 2008. The increase was the result of our net income for the nine months ended March 31, 2009 of $3.5 million, a $0.7 million unrealized gain from our available for sale securities, partially offset by a $2.1 million cumulative effect adjustment for our election to adopt Financial Accounting Standard No. 159 for investments in trust preferred collateralized debt.

LIQUIDITY

During the nine months ended March 31, 2009, we had net cash outflows from operating activities of $6.6 million compared to inflows of $6.8 million for the nine months ended March 31, 2008. Net operating cash outflows for the period ended in 2009 were primarily due to the add-back of non-cash adjustments of accretion of loan and security premiums and the origination of loans held for sale.

Net cash outflows from investing activities totaled $54.3 million for the nine months ended March 31, 2009 and totaled $188.0 million for the same period in 2008. Net cash outflows decreased $131.0 million for the nine months ended March 31, 2009, as fewer investment securities and loans were purchased in the period versus the same period in the prior year.

Our net cash provided by financing activities totaled $54.9 million for the nine months ended March 31, 2009 and $157.1 million for the nine months ended March 31, 2008. Net cash provided by financing activities decreased $102.2 million for the nine months ended March 31, 2009 compared to March 31, 2008, primarily due to net repayments on FHLB advances of $163.1 million and a decrease in proceeds from securities sold under agreements to repurchase of $40.0 million, offset by an increase in deposits of $81.2 million and a net $20.0 million in proceeds from the Fed Discount Window borrowing. During the quarter ended March 31, 2009, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. We increased our borrowing capacity with the FHLB to 40.0% of total assets in October 2007. Based on the loans and securities pledged at March 31, 2009, we had total borrowing capacity of $487.6 million, of which $311.0 million was outstanding and $176.6 million was available. At March 31, 2009, we also had a $10.0 million unsecured federal funds purchase line with a bank under which no borrowings were outstanding.

During the three months ended December 31, 2008, we expanded our borrowing capabilities with the Federal Reserve. At March 31, 2009 we had borrowing capacity of $287.3 million, of which $20.0 million was outstanding and $267.3 million was available. In an effort to expand our Bank’s liquidity options, during the December 31, 2008 period, we began issuing brokered deposits. Total brokered deposits were $81.5 million at March 31, 2009. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We can increase our level of deposits and borrowings to address our future liquidity needs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At March 31, 2009, we had commitments to originate or purchase loans and investment securities of $31.7 million, and $22.6 million in commitments to sell loans. Time deposits due within one year of March 31, 2009 totaled $261.6 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of March 31, 2009:

		Payments Due by Period[1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(in thousands)
Long-term debt obligations [2]	$971,534	$437,863	$223,444	$191,266	$118,961
Operating lease obligations [3]	1,235	331	694	210	—

Total	$972,769	$438,194	$224,138	$191,476	$118,961

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2009.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for a lease of real property.

CAPITAL RESOURCES AND REQUIREMENTS

Bank of Internet USA is subject to various regulatory capital requirements set by the federal banking agencies. Failure by our Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our Bank must meet specific capital guidelines that involve quantitative measures of our Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of Thrift Supervision requires our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2009, our Bank met all the capital adequacy requirements to which it was subject. At March 31, 2009, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements at March 31, 2009 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Promt Corrective action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$85,774	6.89%	$49,822	4.00%	$62,278	5.00%
Tier 1 capital (to risk-weighted assets)	85,774	14.50%	N/A	N/A	35,489	6.00%
Total capital (to risk-weighted assets)	89,730	15.17%	47,319	8.00%	59,149	10.00%
Tangible capital (to tangible assets)	85,774	6.89%	18,683	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at March 31, 2009:

	Term to Repricing, Repayment, or Maturity at March 31, 2009
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$10,219	$—	$—	$10,219
Interest-bearing deposits in other financial institutions	99	—	—	99
Investment securities [1]	332,090	138,333	91,644	562,067
Stock of the FHLB, at cost	18,848	—	—	18,848
Loans—net of allowance for loan loss [2]	195,738	168,620	263,114	627,472
Loans held for sale	1,301	—	—	1,301

Total interest-earning assets	558,295	306,953	354,758	1,220,006
Non-interest earning assets	—	—	—	29,183

Total assets	$558,295	$306,953	$354,758	$1,249,189

Interest-bearing liabilities:
Interest-bearing deposits [3]	$513,460	$173,836	$—	$687,296
Securities sold under agreements to repurchase [4]	—	70,000	60,000	130,000
Advances from the FHLB [4]	149,000	122,000	39,980	310,980
Other borrowed funds	25,155	—	—	25,155

Total interest-bearing liabilities	687,615	365,836	99,980	1,153,431
Other noninterest-bearing liabilities	—	—	—	10,605
Stockholders’ equity	—	—	—	85,153

Total liabilities and equity	$687,615	$365,836	$99,980	$1,249,189

Net interest rate sensitivity gap	$(129,320)	$(58,883)	$254,778	$66,575
Cumulative gap	$(129,320)	$(188,203)	$66,575	$66,575
Net interest rate sensitivity gap—as a % of interest earning assets	(23.16)%	(19.18)%	71.82%	5.46%
Cumulative gap—as % of cumulative interest earning assets	(23.16)%	(21.75)%	5.46%	5.46%

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at March 31, 2009:

	Sensitivity	Percentage Change from Base	Net Present Value as Percentage of Assets
	(Dollars in thousands)
Up 300 basis points	$10,750	12%	8.09%
Up 200 basis points	$8,782	10%	7.81%
Up 100 basis points	$6,726	8%	7.53%
Base	—	—	6.90%
Down 100 basis points	$3,294	4%	7.01%

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

We are not involved in any material legal proceedings. From time to time we may be a party to a claim or litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.

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

•	Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

•	We may elect to seek additional capital but it may not be available when it is needed and limit our ability to execute our strategic plan.

•	Changes in interest rates could adversely affect our income.

•	Many of our mortgage and consumer loans, particularly recreational vehicle loans and home equity loans are generally unseasoned, and defaults on such loans would harm our business.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.

•	Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

•	We purchase and originate loans in bulk or “pools.” We may experience lower yields or losses on loans because the assumptions we use which may not always prove correct.

•	We invest in mortgage-backed securities and other securities issued by entities, which may be downgraded by large credit rating agencies decreasing the value of our securities.

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

	Total number of shares purchased	Average price paid per share	Maximum number of shares that may be purchased under the Plans
Shares purchased as part of publicly announced plans or programs:
Balance at June 30, 2008	319,500	$7.60	95,491
July 1, 2008 to September 30, 2008	—	—	95,491
October 1, 2008 to December 31, 2008	276,200	3.55	319,291
January 1, 2009 to January 31, 2009	—	—	319,291
February 1, 2009 to February 28, 2009	—	—	319,291
March 1, 2009 to March 31, 2009	—	—	319,291
Total number of shares purchased as part of publicly announced plans or programs	595,700	$5.72	319,291

Shares purchased as part of a net-settlement of employees’ restricted stock units:
Balance at June 30, 2008	8,777	$7.39	N/A
July 1, 2008 to September 30, 2008	—	—	N/A
October 1, 2008 to December 31, 2008	—	—	N/A
January 1, 2009 to March 31, 2009	2,249	5.01	N/A

Total net-settlement shares purchased	11,026	$6.91	N/A

Total treasury shares	606,726	$5.74	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: May 6, 2009	By:	/s/ Gregory Garrabrants
Gregory Garrabrants
Chief Executive Officer
(Principal Executive Officer)