Form 10-K
period 2009-06-30
BofI Holding, Inc.
filed 2009-09-25
CIK 1299709

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2009

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

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated file ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ National Market of $4.75 on December 31, 2008 was $31,065,574.

The number of shares of the Registrant’s common stock outstanding as of August 31, 2009 was 8,082,768.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2009 are incorporated by reference into Part III.

i

Forward-Looking Statements

This report may contain various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include projections, statements of the plans and objectives of management for future operations, statements of future economic performance, assumptions underlying these statements, and other statements that are not statements of historical facts. Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond the control of BofI Holding, Inc. (BofI). Should one or more of these risks, uncertainties or contingencies materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. Among the key risk factors that may have a direct bearing on BofI’s results of operations and financial condition are:

•	the prevailing recession currently impacting the U.S. and world wide economies;

•	competitive practices in the financial services industries;

•	operational and systems risks;

•	general economic and capital market conditions, including fluctuations in interest rates;

•	economic conditions in certain geographic areas; and

•	the impact of current and future laws, governmental regulations, accounting and other rulings and guidelines affecting the financial services industry in general and BofI operations particularly.

In addition, actual results may differ materially from the results discussed in any forward-looking statements for the reasons, among others, discussed under the heading “Factors that May Affect Our Performance” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein under Item 7.

References in this report to the “Company,” “us,” “we,” “our,” “BofI Holding,” or “BofI” are all to BofI Holding, Inc. on a consolidated basis. References in this report to “Bank of Internet,” “Bank of Internet USA,” the “Bank,” or “our bank” are to Bank of Internet USA, our consolidated subsidiary.

ii

PART I

Item 1. Business

Overview

BofI Holding, Inc. is the holding company for Bank of Internet USA, a nationwide savings bank operating primarily through the Internet. We provide a variety of consumer and wholesale banking services, focusing on gathering retail deposits over the Internet and originating and purchasing multifamily, single family and home equity mortgage loans and purchasing mortgage-backed securities. We attract and service our customers primarily through the Internet, which affords us low operating expenses and allows us to pass these savings along to our customers in the form of attractive interest rates and low fees on our products.

We operate our Internet-based bank from a single location in San Diego, California, currently serving approximately 27,000 retail deposit and loan customers across all 50 states. At June 30, 2009, we had total assets of $1,302.2 million, loans of $615.5 million, mortgage-backed and other investment securities of $622.2 million, total deposits of $648.5 million and borrowings of $558.1 million. Our deposits consist primarily of interest-bearing checking and savings accounts and time deposits. Our loans are primarily first mortgages secured by multifamily (five or more units) and single family real property. Our mortgage-backed securities consist primarily of mortgage pass-through securities issued by government-sponsored entities and non-agency collateralized mortgage obligations and pass-through mortgage-backed securities issued by private sponsors.

We have limited the impact of the current credit problems in the mortgage markets by redirecting our asset gathering from retail online originations to wholesale purchases of loans and mortgage-backed securities with higher credit quality. Our online delivery channels and online advertising can be opened, closed or expanded rapidly allowing us to change product offerings faster and with less cost than many traditional banks. We believe our flexibility to adjust our asset generation channels has been a competitive advantage allowing us to avoid markets and products where credit fundamentals are poor.

Our business strategy is to lower the cost of delivering banking products and services by leveraging technology while continuing to grow our assets and deposits to achieve increased economies of scale. We have designed our automated Internet-based banking platform and workflow process to handle traditional banking functions with reduced paperwork and human intervention. Our thrift charter allows us to operate in all 50 states and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography and price. We plan to continue to increase our deposits by attracting new customers with competitive pricing, targeted marketing and new products and services. We plan to continue to increase our originations of single family loans and multifamily loans by attracting new customers through our website and affiliate marketing arrangements. We also plan to continue to purchase pools of high quality single family and multifamily mortgage loans and mortgage-backed securities.

Our present goals are to:

•	Increase our total assets to more than $3.0 billion;
•	Improve our annualized efficiency ratio to a level below 30%; and
•	Increase our annualized return on average common stockholder’s equity above 15.0%.

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available, free of charge, through the Securities and Exchange Commission’s website at www.sec.gov and our website at www.bofiholding.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission. The information contained therein or connected thereto is not incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Lending and Investment Activities

General. We divide our loan acquisition activities into two primary channels: retail and wholesale. Our retail channel originates loans nationwide either directly to consumer or through dealer or broker arrangements. Our wholesale channel purchases closed loans in flow or bulk from a variety of business partners. Our originations, purchases and sales of mortgage loans include both fixed and adjustable interest rate loans. Originations are sourced, underwritten, processed, controlled and tracked primarily through our customized websites and software. We believe that, due to our automated systems, our lending business is scalable, allowing us to handle increasing volumes of loans and enter into new geographic lending markets with only a small increase in personnel, in accordance with our strategy of leveraging technology to lower our operating expenses.

We purchase securities when we conclude that their risk-adjusted returns exceed those of our loan origination or loan purchase opportunities.

Loan Products. Our loans primarily consist of first mortgage loans secured by single family and multifamily properties and, to a lesser extent, commercial properties. We also provide home equity second mortgages, primarily closed end loans and, to a lesser extent, lines of credit. Further details regarding our loan programs are discussed below:

•

Single Family Loans. We typically offer or purchase fixed and adjustable rate, single family mortgage loans in all 50 states, both conforming and jumbo loans, although we constantly monitor our geographic reach for risk and are currently not lending in all states. Our largest single family first mortgage loan was $4.1 million as of June 30, 2009. We either sell the single family first mortgage loans that we originate to wholesale lending institutions with servicing rights released to the purchaser or retain the mortgage loan in our portfolio. Several years ago, the Bank elected to significantly decrease or eliminate certain retail single family loan offerings in favor of purchasing loan pools. Recently, the Bank has begun originating first mortgages on a retail basis, primarily selling its originations to its correspondents or government sponsored entities. The Bank plans to monitor the market and expand its product offerings when spreads adequately compensate the Bank for the associated risk of retail originations and home values exhibit a greater degree of stabilization.

•

Home Equity Loans. We originate adjustable rate and fixed rate closed end home equity loans secured by second liens on single family residential properties. We also have originated adjustable rate home equity lines of credit. We hold all of the home equity loans that we originate and perform the loan servicing directly on these loans. Our portfolio of home equity loans as of June 30, 2009 had an average outstanding balance of $30,000 and a largest single loan amount of $215,000. We offer closed end home equity loans with fixed interest rates and adjustable rates based on U.S. Treasury security yields. Some of our home equity loans originated have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually), as well as interest rate floors, ceilings and rate change caps. During fiscal 2009, we elected to significantly decrease our online home equity loan offerings.

•

Multifamily Loans. We originate and purchase adjustable rate multifamily mortgage loans. We either sell the loans we originate or we retain them for the portfolio and perform the loan servicing directly on these loans. Our multifamily loans as of June 30, 2009 ranged in amount from approximately $22,000 to $4.5 million and were secured by first liens on properties typically ranging from five to 70 units. We offer multifamily loans with interest rates that adjust based on a variety of industry standard indices, including U.S. Treasury security yields, LIBOR and Eleventh District Cost of Funds. Many of our loans originated and purchased typically have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps.

•

Commercial Real Estate Loans. We purchase and originate commercial real estate loans. We either sell the loans we originate or we retain them for the portfolio. Our commercial real estate loans as of June 30, 2009 ranged in amount from approximately $109,000 to $2.5 million, and were secured by first liens on mixed-use, shopping and retail centers, office buildings and multi-tenant industrial properties. We offer commercial real estate loans with similar terms and interest rates as our multifamily loans.

•

Consumer –Recreational Vehicle and Automobile Loans. In March 2007, we began originating fixed rate loans secured by recreational vehicles (RVs) and sourced through a network of RV dealers in 20 states or directly with the consumer. We hold all of the RV loans that we originate and perform the loan servicing directly on these loans. Our RV loans as of June 30, 2009 ranged in amount up to approximately $487,000 with an average outstanding balance of $40,000 and were secured by motor homes or travel trailers. The Bank also originates automobile loans on a direct basis and through a network of dealers. Starting in fiscal 2008, the Bank elected to significantly decrease its RV and automobile loan production.

•	Other. We provide overdraft lines of credit for our qualifying deposit customers with checking accounts and we purchase participations in business loans made by other banks.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end since June 30, 2005:

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate loans:
Single family (one to four units)	$165,405	26.3%	$165,473	26.2%	$104,960	20.8%	$113,242	21.4%	$62,157	12.9%
Home equity	32,345	5.1%	41,977	6.6%	18,815	3.8%	628	0.1%	246	0.1%
Multifamily (five units or more)	326,938	52.0%	330,778	52.2%	325,880	64.6%	402,166	75.9%	406,660	84.1%
Commercial real estate and land loans	30,002	4.8%	33,731	5.3%	11,256	2.2%	13,743	2.6%	14,181	2.9%
Consumer – Recreational vehicle	50,056	8.0%	56,968	9.0%	42,327	8.4%	—	0.0%	—	0.0%
Other	23,872	3.8%	4,439	0.7%	981	0.2%	81	0.0%	40	0.0%

Total loans held for investment	$628,618	100.0%	$633,366	100.0%	$504,219	100.0%	$529,860	100.0%	$483,284	100.0%

Allowance for loan losses	(4,754)		(2,710)		(1,450)		(1,475)		(1,415)
Unamortized premiums/ discounts, net of deferred loan fees	(8,401)		757		5,137		5,256		5,003

Net loans held for investment	$615,463		$631,413		$507,906		$533,641		$486,872

The following table sets forth the amount of loans maturing in our total loans held for investment at June 30, 2009 based on the contractual terms to maturity:

	Term to Contractual Maturity
	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
June 30, 2009	$93	$470	$12,231	$615,824	$628,618

The following table sets forth the amount of our loans at June 30, 2009 that are due after June 30, 2010 and indicates whether they have fixed or floating or adjustable interest rate loans:

	Fixed	Floating or Adjustable	Total
	(Dollars in thousands)
Single family (one to four units)	$40,314	$125,091	$165,405
Home equity	30,616	1,730	32,346
Multifamily (five units or more)	35,779	290,730	326,509
Commercial real estate and land	—	30,002	30,002
Consumer – recreational vehicle	50,056	—	50,056
Other	23,737	—	23,737

Total	$180,502	$447,553	$628,055

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties at June 30, 2009:

Percent of Loan Principal Secured by Real Estate Located in State

State	Total Real Estate Loans	Single Family	Home Equity	Multifamily	Commercial and Land
California-south [1]	28.96%	23.09%	11.38%	33.60%	29.76%
California-north [2]	13.84%	22.78%	7.79%	9.40%	19.46%
Washington	9.97%	8.23%	5.16%	10.97%	13.83%
Texas	5.89%	3.14%	—	8.05%	3.84%
Florida	4.81%	7.00%	8.04%	3.82%	—
Arizona	3.80%	1.65%	6.80%	4.94%	—
Colorado	3.72%	2.98%	2.35%	3.90%	7.38%
Oregon	3.66%	1.29%	1.82%	4.69%	7.53%
New York	2.55%	6.73%	4.63%	0.25%	2.22%
All other states	22.80%	23.11%	52.03%	20.38%	15.98%

	100.00%	100.00%	100.00%	100.00%	100.00%

(1)	Consists of loans secured by real property in California with zip code ranges from 90000 to 92999.
(2)	Consists of loans secured by real property in California with zip code ranges from 93000 to 96999.

The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio or LTV. The following table shows the LTVs of our loan portfolio on weighted average and median bases at June 30, 2009. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan at the time of the funding or, for certain purchased seasoned loans, an adjusted appraised value based upon an independent review at the time of the purchase.

	Total Real Estate Loans	Single Family	Home Equity [1]	Multifamily	Commercial and Land
Weighted Average LTV	54.56%	57.97%	58.19%	52.75%	51.53%
Median LTV	56.10%	60.04%	60.67%	45.33%	48.11%

(1)

Amounts represent combined loan to value calculated by adding the current balances of both the 1st and 2nd liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.

Lending Activities. The following table summarizes the volumes of real estate loans originated, purchased and sold for each fiscal year since 2005:

	For the Fiscal Years Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans Held for Sale:
Single family (one to four units):
Beginning balance	$—	$—	$—	$189	$435
Loan originations	83,741	516	7,579	20,762	19,312
Loan purchases	—	—	—	—	—
Proceeds from sale of loans held for sale	(81,932)	(518)	(7,609)	(21,059)	(19,652)
Gains on sales of loans held for sale	1,381	2	30	108	94
Other	—	—	—	—	—

Ending balance	$3,190	$—	$—	$—	$189

Loans Held for Investment:
Single family (one to four units):
Beginning balance	$165,473	$104,960	$113,242	$62,156	$21,588
Loan originations	305	—	840	386	3,380
Loan purchases	22,036	95,667	42,258	78,778	50,623
Loans sold	—	—	—	—	—
Principal repayments	(20,012)	(34,726)	(51,380)	(28,078)	(13,435)
Foreclosure and charge-off	(2,397)	(428)	—	—	—

Ending balance	$165,405	$165,473	$104,960	$113,242	$62,156

Home equity:
Beginning balance	$41,977	$18,815	$628	$247	$165
Loan originations	7,363	34,761	19,684	373	—
Loan purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(16,681)	(11,599)	(1,497)	8	82
Other	(314)	—	—	—	—

Ending balance	$32,345	$41,977	$18,815	$628	$247

Multifamily (five units or more):
Beginning balance	$330,778	$325,880	$402,166	$406,660	$320,971
Loan originations	1,750	—	2,484	6,142	36,241
Loan purchases	46,439	87,113	750	84,990	108,826
Loans sold	—	—	—	—	—
Principal repayments	(48,535)	(82,115)	(79,520)	(95,626)	(59,378)
Foreclosure and charged-off	(3,494)	(100)	—	—	—

Ending balance	$326,938	$330,778	$325,880	$402,166	$406,660

Commercial real estate and land:
Beginning balance	$33,731	$11,256	$13,743	$14,181	$11,659
Loan originations	—	85	—	752	5,715
Loan purchases	—	24,726	500	—	—
Loans sold	—	—	—	—	—
Principal repayments	(1,320)	(2,336)	(2,986)	(1,190)	(3,193)
Other	(2,409)	—	(1)	—	—

Ending balance	$30,002	$33,731	$11,256	$13,743	$14,181

Consumer – Recreational vehicle and auto:
Beginning balance	$56,968	$42,327	$—	$—	$—
Loan originations	3,772	25,712	43,485	—	—
Loan purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(7,662)	(10,617)	(1,158)	—	—
Repossession and charge-off	(3,022)	(454)	—	—	—

Ending balance	$50,056	$56,968	$42,327	$—	$—

Other:
Beginning balance	$4,439	$981	$81	$40	$63
Loan originations	19,980	4,330	956	67	26
Loan purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(534)	(866)	(57)	(26)	(49)
Charged-off	(13)	(6)	1	—	—

Ending balance	$23,872	$4,439	$981	$81	$40

TOTAL LOANS HELD FOR INVESTMENT	$628,618	$633,366	$504,219	$529,860	$483,284
Allowance for loan losses	(4,754)	(2,710)	(1,450)	(1,475)	(1,415)
Unamortized premiums, unaccreted discounts, net of deferred loan fees	(8,401)	757	5,137	5,256	5,003

NET LOANS	$615,463	$631,413	$507,906	$533,641	$486,872

The following table summarizes the amount funded, the number and the size of real estate loans and RV loans originated and purchased for each fiscal year since 2005:

	For the Fiscal Years Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Type of Loan
Single family (one to four units):
Loans originated:
Amount funded	$84,045	$516	$840	$21,147	$22,692
Number of loans	283	2	1	76	83
Average loan size	$297	$258	$840	$278	$273
Loans purchased:
Amount funded	$22,036	$95,667	$42,258	$78,778	$50,623
Number of loans	89	209	197	240	208
Average loan size	$248	$458	$215	$328	$243
Home equity:
Loans originated:
Amount funded	$7,363	$34,761	$19,684	$373	$—
Number of loans	161	1,027	520	3	—
Average loan size	$46	$34	$38	$124	$—
Loans purchased:
Amount funded	$—	$—	$—	$—	$—
Number of loans	—	—	—	—	—
Average loan size	$—	$—	$—	$—	$—
Multifamily (five or more units):
Loans originated:
Amount funded	$1,750	$—	$2,484	$6,142	$36,241
Number of loans	2	—	5	14	53
Average loan size	$875	$—	$497	$439	$684
Loans purchased:
Amount funded	$46,439	$87,113	$750	$84,990	$108,826
Number of loans	31	81	3	199	152
Average loan size	$1,498	$1,075	$250	$427	$716
Commercial real estate and land
Loans originated:
Amount funded	$—	$85	$—	$752	$5,715
Number of loans	—	1	—	2	7
Average loan size	$—	$85	$—	$376	$816
Loans purchased:
Amount funded	$—	$24,726	$500	$—	$—
Number of loans	—	20	1	—	—
Average loan size	$—	$1,236	$500	$—	$—
Consumer – Recreational vehicle and auto:
Loans originated:
Amount funded	$3,772	$25,712	$43,485	$—	$—
Number of loans	130	710	938	—	—
Average loan size	$29	$36	$46	$—	$—
Loans purchased:
Amount funded	$—	$—	$—	$—	$—
Number of loans	—	—	—	—	—
Average loan size	$—	$—	$—	$—	$—
Other:
Loans originated:
Amount funded	$—	$—	$—	$—	$—
Number of loans	—	—	—	—	—
Average loan size	$—	$—	$—	$—	$—
Loans purchased:
Amount funded	$19,980	$4,330	$—	$—	$—
Number of loans	295	39.00	—	—	—
Average loan size	$68	$111	$—	$—	$—

Loan Marketing. We market our lending products directly to customers through a variety of channels depending on the product. When we market single family mortgage and home equity loans, we target Internet comparison shoppers generally in all 50 states through the purchase of advertising on search engines, such as Google and Yahoo, and popular product comparison sites, such as Bankrate.com. For home equity loans, we also buy customer leads and loan applications from major lead aggregators and from our marketing affiliates and partners with affinity agreements. Previously, we marketed multifamily loans primarily in five states through Internet search engines and through traditional origination techniques, such as direct mail marketing, personal sales efforts and limited media advertising. More recently, we have increased our multifamily marketing. We expect to use these marketing techniques in the future when the residential mortgage markets stabilize.

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

•

Direct Loan Origination. We believe that, particularly in multifamily and commercial mortgage lending, traditional loan originators are needed to achieve our desired origination volume. Our internal software allows the loan originator to have direct online access to our multifamily loan origination system and originate and manage their loan portfolios in a secure online environment from anywhere in the nation. Routine tasks are automated, such as researching loan program and pricing updates; prequalifying loans; submitting loan applications, viewing customer applications, credit histories and other application documents and monitoring the status of loans in process. We expect to expand this channel in the future.

•

Indirect Loan Origination. In March 2007, we signed an agreement with a large RV dealer operating in 20 states to source RV loans on new and used RVs sold through the dealer locations. Applications are submitted via facsimile to our office location from each dealer. Dealer proposals are input into our system and reviewed for compliance with pre-established credit standards for RV borrowers. For those loans that meet our requirements, we underwrite and process loans in-house with the assistance of the finance department of the RV dealer. Our approval letters are faxed back to dealers who complete the execution of the customer contract and earn participation fees based upon final contract rates and terms executed by the borrower. During fiscal 2009 we significantly reduced our volume of indirect RV business and we do not expect to increase our originations in the immediate future.

Wholesale Loan Purchases. We purchase selected single family, multifamily and commercial real estate loans from other lenders to supplement and diversify our loan portfolio geographically. We currently purchase loans from a variety of sources including major banks, major securities brokers or dealers, mortgage companies, and investment funds. At June 30, 2009, approximately $298.7 million, or 47.52%, of our loan portfolio was acquired from other lenders who are servicing the loans on our behalf, of which 50.4% were multifamily loans and 49.6% were single family loans.

Loan Servicing. We typically retain servicing rights for all home equity, multifamily, automobile and RV loans that we originate. We typically do not acquire servicing rights on purchased single family and multifamily loans, and we typically release servicing rights to the purchaser when we sell single family loans that we originate.

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

We perform underwriting directly on all loans that we originate. In the underwriting process we consider the borrower’s credit score, credit history, documented income, existing and new debt obligations, the value of the collateral, and other internal and external factors.

Lending Limits. As a savings association, we are generally subject to the same lending limit rules applicable to national banks. With limited exceptions, the maximum amount that we may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of our unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. We are additionally authorized to make loans to one borrower, by order of the Director of the OTS, in an amount not to exceed the lesser of $30.0 million or 30% of our unimpaired capital and surplus for the purpose of developing residential housing, if certain specified conditions are met. See “Regulation – Regulation of Bank of Internet USA.”

At June 30, 2009, the Bank’s loans-to-one-borrower limit was $13.6 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2009, no single loan was larger than $4.5 million and our largest single lending relationship had an outstanding balance of $6.1 million.

Loan Quality and Credit Risk. After eight years of operating the Bank, we experienced our first mortgage loan foreclosure and consumer loan charge-off during fiscal 2008. In fiscal 2009, despite an increase in foreclosures and loan charge-offs, we believe that our level of nonperforming loans is significantly below the level of nonperforming loans currently found at most banks. Given the down turn in the mortgage and consumer credit markets and the increase in national unemployment, we expect in the future to have additional loans that default or become nonperforming. Nonperforming assets are defined as nonperforming loans and real estate acquired by foreclosure or deed-in-lieu thereof. Generally, nonperforming loans are defined as nonaccrual loans and loans 90 days or more overdue. Troubled debt restructurings are defined as loans that we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal or interest payments. Our policy with respect to nonperforming assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans past due 90 days or more, unless the individual borrower circumstances dictate otherwise.

See Management’s Discussion and Analysis – “Asset Quality and Allowance for Loan Loss” for a history of nonperforming assets and allowance for loan loss.

Securities Portfolio. In addition to loans, we invest available funds in high-grade mortgage-backed securities, fixed income securities and preferred securities of government sponsored entities. From time to time we also invest available funds in term deposits of other financial institutions. Our investment policy, as established by our board of directors, is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or portfolio asset concentration risk. Under our investment policy, we are currently authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency mortgage-backed obligations, specific federal agency obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments. We also buy and sell securities to facilitate liquidity and to help manage our interest rate risk.

We classify each investment security according to our intent to either hold the security to maturity, to trade the security at fair value or to make the security available for sale. In the last five fiscal years, we have increased our purchases of mortgage-backed securities because we believed the mortgage-backed securities provided better risk adjusted yields than certain single family whole loan originations or whole loan pools. In addition, during fiscal 2008 and 2009, we sold U.S. agency securities and replaced them with better risk adjusted non-agency securities. As a substitute for whole loans, more of our investment securities have been classified as held to maturity during fiscal 2008 and 2009.

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

	Available for sale	Held to maturity	Trading
Fiscal year end	Fair Value	Carrying Amount	Fair Value	Total
	(Dollars in thousands)
June 30, 2009	$265,807	$350,898	$5,445	$622,150
June 30, 2008	209,119	300,895	—	510,014
June 30, 2007	296,068	61,902	—	357,970
June 30, 2006	127,261	12,375	—	139,636
June 30, 2005	62,766	7,711	—	70,477

The expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our other debt securities and the weighted average yield for each range of maturities at June 30, 2009 were:

At June 30, 2009	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
Available for sale	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
	(Dollars in thousands)
Mortgage-backed securities (RMBS):
U.S. agencies[2]	$79,579	4.70%	$13,432	4.78%	$26,255	4.79%	$16,209	4.70%	$23,683	4.55%
Non-agency[3]	111,620	10.94%	20,353	12.31%	63,312	11.69%	12,157	9.28%	15,798	7.43%

Total mortgage-backed securities	$191,199	8.34%	$33,785	9.32%	$89,567	9.67%	$28,366	6.66%	$39,481	5.70%

Other debt securities:
U.S. agencies[2]	$59,018	0.24%	$59,018	0.24%	$—	0.00%	$—	0.00%	$—	0.00%

Available for sale - amortized cost	$250,217	6.43%	$92,803	3.54%	$89,567	9.67%	$28,366	6.66%	$39,481	5.70%

Available for sale - fair value	$265,807	6.43%	$96,537	3.54%	$100,555	9.67%	$29,868	6.66%	$38,847	5.70%

Held to maturity
Mortgage-backed securities (RMBS) :
U.S. agencies[2]	$18,928	5.27%	$2,160	5.22%	$6,926	5.25%	$4,281	5.35%	$5,561	5.24%
Non-agency[3]	331,970	8.76%	28,061	11.62%	124,365	9.58%	49,302	8.42%	130,242	7.50%

Held to maturity - carrying value	$350,898	8.58%	$30,221	11.16%	$131,291	9.35%	$53,583	8.17%	$135,803	7.41%

Held to maturity - fair value	$344,612	8.58%	$32,479	11.16%	$135,705	9.35%	$53,437	8.17%	$122,991	7.41%

Trading
Non-agency - fair value[4]	$5,445	1.03%	—	0.00%	—	0.00%	—	0.00%	$5,445	1.03%

Total securities	$622,150	7.63%	$126,758	5.36%	$231,846	9.49%	$83,451	7.63%	$180,095	6.85%

(1)

Weighted average yield is based on amortized cost of the securities. Residential mortgage-backed security (RMBS) yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curve.

(2)	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
(3)

Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities rated AAA by at least one rating agency and secured by prime, Alt A or pay-option ARM mortgages.

(4)	Collateralized debt obligations secured by pools of bank trust preferred.

Our securities portfolio of $622.2 million at June 30, 2009 is composed of approximately 25.6% U.S. agency RMBS and other debt securities issued by government sponsored enterprises, primarily Freddie Mac and Fannie Mae; 13.3% Prime private-issue super senior first-lien RMBS; 19.2% Alt-A fixed-rate, private-issue super senior first-lien RMBS; 38.6% Alt-A pay-option ARM, private-issue super senior first-lien MBS and 3.3% other residential mortgage-backed, asset-backed and bank pooled trust preferred securities. We had no commercial mortgage-backed securities (CMBS) or Subprime RMBS at June 30, 2009.

We manage the credit risk of our non-agency RMBS by purchasing those AAA securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. At June 30, 2009, our portfolio of non-agency securities included 113 different RMBS securities of which 101 are currently rated AAA by at least one rating agency. Substantially all of our non-agency RMBS are super senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percent of the current face value) is known as credit enhancement. At June 30, 2009, the weighted-average credit enhancement in our entire non-agency RMBS portfolio was 39.6%. The credit enhancement levels for our Alt-A fixed rate and Alt-A pay-option ARM portions of the portfolio were 50.1% and 38.9%, respectively. The credit enhancement percent and the rating agency grade (e.g., “AA”) do not consider the additional credit protection available to the Bank (if needed) from its purchase price discounts. The effective credit enhancement at June 30, 2009 of the Alt-A option ARM portfolio increases to a weighted average of 61.5% at our Bank though our Bank of Internet Re-securitization Trust (BIRT) restructuring of these securities and their discounts into a new series of “AAA and AA” securities rated by two nationally recognized rating agencies. The Bank’s non-agency RMBS portfolio has 96.7% of its securities rated AAA or AA. (See Management’s Discussion and Analysis – “Critical Accounting Policies – Securities”).

The following table sets forth changes in our securities portfolio for each fiscal year since 2005:

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Securities at beginning of period[1]	$510,014	$357,970	$139,636	$70,477	$3,665
Purchases	310,559	493,183	364,349	100,408	97,695
Sales	(95,297)	(210,618)	(74,346)	—	(18,667)
Repayments, prepayments and amortization of premium / accretion of discounts	(97,625)	(132,661)	(71,706)	(29,764)	(12,226)
Trading securities mark-to-market	(2,055)	—	—	—	—
Transition impact of adopting SFAS 159	(3,504)	—	—	—	—
Impairment charged to the income statement	(1,454)	(1,000)	—	—	—
(Decrease) increase in unrealized gains/losses on available-for-sale securities, net of impairment charged	1,512	3,140	37	(1,485)	10

Securities at end of period[1]	$622,150	$510,014	$357,970	$139,636	$70,477

(1)	Includes trading, available for sale and held to maturity portfolios.

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

Deposit Marketing. We currently market to deposit customers through targeted, online marketing in all 50 states by purchasing “key word” advertising on Internet search engines, such as Google, and placement on product comparison sites, such as Bankrate.com. We target deposit customers based on demographics, such as age, income, geographic location and other criteria. We also pay for customer leads and applications from our marketing affiliates and partners with affinity agreements.

As part of our deposit marketing strategies, we actively manage deposit interest rates offered on our websites and displayed in our advertisements. Senior management is directly involved in executing overall growth and interest rate guidance established by our asset/liability committee, or ALCO. Within these parameters, management and staff survey our competitors’ interest rates and evaluate consumer demand for various products and our existing deposit mix. They then establish our marketing campaigns accordingly and monitor and adjust our marketing campaigns on an ongoing basis. Within minutes, our management and staff can react to changes in deposit inflows and external events by altering interest rates reflected on our websites and in our advertising. Our external advertising cost per new account was approximately $10.67, $9.60 and $7.51 for fiscal years 2009, 2008 and 2007, respectively.

The number of deposit accounts at June 30, 2009 and at each of June 30, 2008, 2007, 2006, and 2005 is set forth below:

	At June 30,
	2009	2008	2007	2006	2005
Checking and savings accounts	10,685	9,415	8,315	8,195	8,829
Time deposits	12,757	15,490	17,502	14,303	10,998

Total number of deposit accounts	23,442	24,905	25,817	22,498	19,827

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at June 30, 2009 and at each of June 30, 2008, 2007, 2006 and 2005:

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate [1]	Amount	Rate [1]
	(Dollars in thousands)
Noninterest-bearing	$3,509	—	$5,509	—	$993	—	$1,203	—	$8,225	—
Interest-bearing:
Demand	59,151	1.22%	61,616	3.22%	48,575	3.52%	35,978	2.79%	33,187	1.93%
Savings	192,781	1.94%	56,202	3.38%	22,840	3.75%	28,980	3.58%	50,408	2.13%
Time deposits:
Under $100	191,021	4.39%	268,747	4.84%	298,767	5.06%	228,204	4.52%	178,566	3.60%
$100 or more	202,062	3.85%	178,630	4.91%	176,774	5.09%	129,839	4.54%	90,665	3.54%

Total time deposits	393,083	4.11%	447,377	4.87%	475,541	5.07%	358,043	4.52%	269,231	3.58%

Total interest-bearing	645,015	3.20%	565,195	4.54%	546,956	4.88%	423,001	4.31%	352,826	3.22%

Total deposits	$648,524	3.18%	$570,704	4.50%	$547,949	4.87%	$424,204	4.30%	$361,051	3.14%

(1)	Based on weighted average stated interest rates at the end of the period.

The following tables set forth the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated:

	2009			2008			2007			2006			2005
	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
	(Dollars in thousands)
Demand	$70,882	$1,722	2.43%	$48,308	$1,670	3.46%	$34,409	$1,066	3.10%	$35,693	$962	2.70%	$28,330	$483	1.70%
Savings	115,375	2,865	2.48%	28,623	1,056	3.69%	25,696	960	3.74%	36,595	1,078	2.95%	76,842	1,599	2.08%
Time deposits	433,410	19,400	4.48%	506,761	25,632	5.06%	399,855	19,541	4.89%	321,817	12,890	4.01%	205,530	6,856	3.34%

Total interest-bearing deposits	$619,667	$23,987	3.87%	$583,692	$28,358	4.86%	$459,960	$21,567	4.69%	$394,105	$14,930	3.79%	$310,702	$8,938	2.88%

Total deposits	$623,804	$23,987	3.85%	$585,933	$28,358	4.84%	$461,024	$21,567	4.68%	$398,126	$14,930	3.75%	$315,448	$8,938	2.83%

The following table shows the maturity dates of our certificates of deposit at June 30, 2009, 2008 and 2007:

	2009	2008	2007
	(Dollars in thousands)
Within 12 months	$237,920	$233,767	$258,404
13 to 24 months	49,796	81,156	100,086
25 to 36 months	64,743	33,343	44,988
37 to 48 months	38,559	61,744	15,574
49 months and thereafter	2,065	37,367	56,489

Total	$393,083	$447,377	$475,541

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at June 30, 2009, 2008 and 2007:

	Term to Maturity
	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Time deposits with balances of $100,000 or more at June 30,	(Dollars in thousands)

2009	$30,256	$49,126	$57,527	$65,153	$202,062

2008	$29,916	$26,919	$34,284	$87,511	$178,630

2007	$26,795	$20,997	$42,139	$86,843	$176,774

Borrowings. In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank (FHLB). Our bank can borrow up to 40.0% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2009, the Company had $44.7 million available immediately and an additional $191.2 million available with additional collateral, for advances from the FHLB for terms up to ten years.

At June 30, 2009, we also had a $10.0 million unsecured fed funds purchase line with a bank under which no borrowings were outstanding.

The bank can also borrow from the Federal Reserve Bank of San Francisco (FRB), and borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2009, we had a total borrowing capacity of approximately $347.1 million, of which $160.0 million was outstanding and $187.1 million was available.

The Company has sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements have fixed interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, the Company may be required to repay the $130.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 5.4 years and the weighted average remaining period before such repurchase agreements could be called is 0.70 of a year.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 3.06% at June 30, 2009, with interest to be paid quarterly starting in February 2005.

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for fiscal years ended June 30, 2009, 2008, 2007, 2006, and 2005:

	At or For The Fiscal Years Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Advances from the FHLB [1]:
Average balance outstanding	$333,327	$270,022	$239,742	$193,632	$122,166
Maximum amount outstanding at any month-end during the period	392,973	398,966	254,216	236,177	172,562
Balance outstanding at end of period	262,984	398,966	227,292	236,177	172,562
Average interest rate at end of period	3.34%	3.77%	4.39%	4.19%	3.49%
Average interest rate during period	3.42%	4.23%	4.34%	3.86%	3.45%
Securities sold under agreements to repurchase:
Average balance outstanding	$130,000	$118,497	$30,648	$—	$—
Maximum amount outstanding at any month-end during the period	130,000	130,000	90,000	—	—
Balance outstanding at end of period	130,000	130,000	90,000	—	—
Average interest rate at end of period	4.32%	4.23%	4.39%	—	—
Average interest rate during period	4.36%	4.34%	4.41%	—	—
Fed Discount Window borrowing
Average balance outstanding	$38,524	$—	$—	$—	$—
Maximum amount outstanding at any month-end during the period	160,000	—	—	—	—
Balance outstanding at end of period	160,000	—	—	—	—
Average interest rate at end of period	0.25%	—	—	—	—
Average interest rate during period	0.36%	—	—	—	—
Notes payable:
Average balance outstanding	$—	$—	$—	$—	$2,541
Maximum amount outstanding at any month-end during the period	—	—	—	—	5,000
Balance outstanding at end of period	—	—	—	—	—
Average interest rate at end of period	—	—	—	—	—
Average interest rate during period [2]	—	—	—	—	6.19%
Junior subordinated debentures:
Average balance outstanding	$5,155	$5,155	$5,155	$5,155	$2,782
Maximum amount outstanding at any month-end during the period	5,155	5,155	5,155	5,155	5,155
Balance outstanding at end of period	5,155	5,155	5,155	5,155	5,155
Average interest rate at end of period	3.06%	5.04%	7.76%	7.59%	5.68%
Average interest rate during period	4.60%	7.16%	8.01%	7.02%	5.47%

(1)	Advances from the FHLB have been reduced by debt issue costs of $18, $74 and $108 for the fiscal years ended June 30, 2009, 2008 and 2007 respectively.
(2)	Rate excludes impact of write-off of $46,000 in deferred loan costs as a result of prepaying the note payable in March 2005.

Technology

We have purchased, customized and developed software systems to provide products and services to our customers. Most of our key customer interfaces were designed by us specifically to address the needs of an Internet-only bank and its customers. Our website and deposit origination and servicing (DOS) software drive our customer self-service model, reducing the need for human interaction while increasing our overall operating efficiencies. Our DOS software enables us to collect customer data over our websites, which is automatically uploaded into our databases. The DOS databases drive our workflow processes by automatically linking to third-party processors and storing all customer contract and correspondence data, including emails, hard copy images and telephone notes. We intend to continue to improve our systems and implement new systems, with the goal of providing for increased transaction capacity without materially increasing personnel costs.

The following summarizes our current technology resources:

Core Banking Systems. We outsource substantially our entire core banking systems. The outsourcer is responsible for all of our basic core processing applications, including general ledger, loans, deposits, bill pay, ATM networks, electronic fund transfers, item processing and imaging. These outsourced services for our core banking systems are located in California, Texas and Kansas, with a backup location in Branson, Missouri. We use a variety of vendors to provide automated information for our customers, including credit, identity authentication, tax status and property appraisal.

Internet and Origination Systems. We developed software for our website interface with loan and deposit customers, including collection and initial processing of new customer information. We also developed software to manage workflow and fraud control and provide automated interfaces to our outsourced service providers. We host our primary web servers in San Diego, California, and fully control and manage these servers with a staff of technology personnel. Web servers used by our customers to access real time account data are located in Kansas, with a backup location in Texas.

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

Security

Because we operate almost exclusively through electronic means, we believe that we must be vigilant in detecting and preventing fraudulent transactions. We have implemented stringent computer security and internal control procedures to reduce our susceptibility to “identity theft,” “hackers,” theft and other types of fraud. We have implemented an automated approach to detecting identity theft that we believe is highly effective, and we have integrated our fraud detection processes into our DOS technology. For example, when opening new deposit accounts, our DOS programs automatically collect customers’ personal and computer identification from our websites, send the data to internal and third-party programs which analyze the data for potential fraud, and quickly provide operating personnel with a summary report for final assessment and decision making during the account-opening process.

We continually evaluate the systems, services and software used in our operations to ensure that they meet high security standards. The following are among the security measures that are currently in place:

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

•

Physical Security. Our servers and network computers reside in secure facilities. Currently, computer operations supporting our outsourced core banking systems are based in Lenexa, Kansas with backup facilities in Houston, Texas. Only employees with proper photographic identification may enter the primary building. The computer operations are located in a secure area that can be accessed only by using a key card and further password identification. In addition, our marketing and account opening servers reside in a secure third-party location in San Diego, California with a mirror site at our corporate offices. These servers are on a different network separate from our outsourced core back-office processing system and maintain the same level of security services as our outsourced core processing servers in Lenexa, Kansas.

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

•

Monitoring. All customer transactions on our servers produce one or more entries into transaction logs, which we monitor for unusual or fraudulent activity. We are notified and log any attempt to modify a command or request from our websites. Additionally, all financial transactions are logged, and these logs are constantly reviewed for abnormal or unusual activity.

Intellectual Property and Proprietary Rights

We register our various Internet URL addresses with service companies, and work actively with bank regulators to identify potential naming conflicts with competing financial institutions. Policing unauthorized use of proprietary information is difficult and litigation may be necessary to enforce our intellectual property rights.

We own the Internet domain names: bankofinternet.com, bofi.com, apartmentbank.com, seniorbofi.com, myrvbank.com, insurancesales.com, investmentsales.com, bancodeinternet.com and many other similar names. Domain names in the United States and in foreign countries are regulated, and the laws and regulations governing the Internet are continually evolving. Additionally, the relationship between regulations governing domain names and laws protecting intellectual property rights is not entirely clear. As a result, we may in the future be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademark and other intellectual property rights.

Employees

At June 30, 2009, we had 57 full time employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

Bank of Internet USA must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into specified transactions such as mergers with or acquisitions of other financial institutions, raising capital or issuing trust preferred securities. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance funds and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress, could have a material adverse effect on Bank of Internet USA and our operations.

Insurance of Deposit Accounts. On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature. The legislation provided that the basic deposit insurance limit will return to $100,000 after December 31, 2009. On May 20, 2009, President Barack Obama signed the Helping Families Save Their Homes Act, which extends the temporary increase in the standard maximum deposit insurance amount (SMDIA) to $250,000 per depositor through December 31, 2013. This extension of the temporary $250,000 coverage limit became effective immediately upon the President’s signature. The legislation provides that the SMDIA will return to $100,000 on January 1, 2014.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system. The new program will (1) guarantee newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies, and (2) provide full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions, regardless of the dollar amount. All eligible entities are covered under the program unless they opt out of one or both parts of the program – either the debt guarantee component and/or the transaction account guarantee component.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC based on the risk a particular institution poses to its deposit insurance fund. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments ranged from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment; this resulted in an additional expense of $120,000 for the quarter ended March 31, 2009. Effective April 1, 2009, insurance assessments ranged from 0.07% to 0.78%, resulting in additional expense of $233,400 for the quarter ended June 30, 2009. Insurance assessments depend on an institution’s risk classification, which is based on an institution’s capital group, supervisory subgroup assignment and other factors. The FDIC may terminate insurance of deposits upon a finding that Bank of Internet USA has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009. FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire. The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance. At June 30, 2009, we estimated this special assessment to be $605,000.

Regulatory Capital Requirements and Prompt Corrective Action. The prompt corrective action regulation of the OTS requires mandatory actions and authorizes other discretionary actions to be taken by the OTS against a savings association that falls within undercapitalized capital categories specified in the regulation.

Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2009, Bank of Internet USA met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OTS for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Bank of Internet USA is not subject to any such individual minimum regulatory capital requirement and our regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or QTL, test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the Home Owners’ Loan Act (“HOLA”), or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the Code. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of Bank of Internet USA’s business. The required percentage of qualified thrift investments under the HOLA is 65% of portfolio assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2009, Bank of Internet USA was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At June 30, 2009, Bank of Internet USA was in compliance with these requirements.

Activities of Subsidiaries. A savings association seeking to: establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Item 1A. Risk Factors

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Factors that May Affect Our Performance.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices, which also serve as our bank’s main office and branch, are located at 12777 High Bluff Drive, Suite 100, San Diego, California 92130, and our telephone number is (858) 350-6200. This facility occupies a total of approximately 12,300 square feet under a lease that expires October 31, 2012.

Item 3. Legal Proceedings

We may from time to time become a party to legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, lawsuit or claim.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable because the Company is not a large accelerated filer or an accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NASDAQ National Market on March 15, 2005 under the symbol “BOFI.” There were 8,082,768 shares of common stock outstanding held by approximately 800 registered owners as of August 31, 2009. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter during the last two fiscal years. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is Computershare.

	BofI Holding, Inc. Common Stock
	High	Low
Quarter ended:
June 30, 2007	$7.67	$6.95
September 30, 2007	$7.75	$7.06
December 31, 2007	$7.24	$7.00
March 31, 2008	$7.15	$5.50
June 30, 2008	$8.04	$5.57
September 30, 2008	$7.89	$5.60
December 31, 2008	$6.00	$3.40
March 31, 2009	$5.50	$4.20
June 30, 2009	$7.49	$5.34

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future.

The holders of record of our Series A preferred stock, which was issued in 2003 and 2004, are entitled to receive dividends at the rate of six percent (6%) of the stated value per share of $10,000 per share per year. The holders of record of our Series B preferred stock are entitled to receive dividends at the rate of eight percent (8%) of the stated value per share of $1,000 per share per year. Dividends on the Series A and Series B preferred stock accrue and are payable quarterly. Dividends on the preferred stock must be paid prior and in preference to any declaration or payment of any distribution on any outstanding shares of junior stock, including our common stock.

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

Issuer Purchases of Equity Securities

Stock Repurchases. On June 30, 2005, our board of directors approved a common stock buyback program to purchase up to 5% of BofI outstanding common shares. The buyback program became effective on August 23, 2005 with no termination date. Prior to July 1, 2008, a total of 319,500 shares of BofI were purchased under the June 2005 buyback program. On November 21, 2008 the board of directors approved an expansion of our common stock buyback program to purchase up to an additional 500,000 shares of our 8.3 million outstanding common shares if and when the opportunity arises. The increased authorization was effective immediately with no termination date. The program authorizes BofI to buy back common stock at its discretion, subject to market conditions. During the fiscal year ended June 30, 2009, a total of 276,200 shares of BofI common stock were purchased under this program.

Net Settlement of Restricted Stock Awards. Effective November 2007, the stockholders of the Company approved an amendment to the 2004 Stock Incentive Plan, which among other changes, permitted net settlement of restricted stock awards for purposes of payment of a grantee’s income tax obligation. During the fiscal year ended June 30, 2009, there were 18,830 restricted stock award shares which were retained by the Company and converted to cash at the average rate of $6.03 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards from July 1, 2007 to June 30, 2009.

PERIOD	Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Stock Repurchases
Beginning Balance at July 1, 2006:	163,500	$8.10	163,500	251,491
Fiscal Year Ended June 30, 2007
July 1, 2006 to July 31, 2006	—	—	163,500	251,491
August 1, 2006 to August 31, 2006	60,000	7.12	223,500	191,491
September 1, 2006 to September 30, 2006	45,500	7.04	269,000	145,991
October 1, 2006 to November 30, 2006	—	—	269,000	145,991
December 1, 2006 to December 31, 2006	40,000	6.98	309,000	105,991
January 1, 2007 to April 30, 2007	—	—	309,000	105,991
May 1, 2007 to May 31, 2007	10,500	7.23	319,500	95,491
June 1, 2007 to June 30, 2007	—	—	319,500	95,491
Fiscal Year Ended June 30, 2008
July 1, 2007 to June 30, 2008	—	—	319,500	95,491
Fiscal Year Ended June 30, 2009
July 1, 2008 to September 30, 2008	—	—	319,500	95,491
October 1, 2008 to October 31, 2008	5,000	4.76	324,500	90,491
November 1, 2008 to November 30, 2008	80,200	3.92	404,700	510,291	[1]
December 1, 2008 to December 31, 2008	191,000	3.36	595,700	319,291
January 1, 2009 to June 30, 2009	—	—	595,700	319,291
Ending Balance at June 30, 2009	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
July 1, 2007 to June 30, 2008	8,777
July 1, 2008 to June 30, 2009	18,830

Total Treasury Shares at June 30, 2009	623,307

(1)	- In November 2008, BofI announced an addition of 500,000 shares to be purchased under its buyback plan, increasing maximum number to 510,291.

Sale of Unregistered Securities

In June 2008 the Company commenced a private offering of a newly created series of its preferred stock designated “Series B – 8% Cumulative Convertible Nonparticipating Perpetual Preferred Stock (the “Series B preferred stock”). The Series B preferred stock has a liquidation preference of $1,000 per share over shares of common stock. In the event of liquidation, the Series B preferred stock ranks pari passu with the Series A preferred stock. The Series B preferred stock is entitled to cumulative dividends at a rate of 8.0% per annum when and as declared by the Company’s board of directors quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Each share of Series B preferred stock is immediately convertible at the option of the holder into 111 shares of the Company’s common stock, par value $0.01 per share common stock, which is equivalent to a conversion price of $9.00 per share of common stock. Under certain circumstances specified in the certificate of designation governing the Series B preferred stock, the Company may require holders of Series B preferred stock to convert their shares into common stock. Generally, the Series B preferred stock has no voting rights and may be redeemed by the Company at a 5% premium starting in June of 2011, a 3% premium starting in June 2012 or a 2% premium anytime after June 2013.

During the fiscal year ended June 30, 2009, the Company received gross proceeds of $1,040,000 from the issuance of 1,040 shares of Series B preferred stock at a $1,000 face value, less issuance costs of $23,000. The Company declared dividends to holders of its Series B preferred stock totaling $380,000 for the fiscal year ended June 30, 2009.

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2009. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and units granted	Weighted-average exercise price of outstanding options and units granted	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a))
Equity compensation plans approved by security holders	908,709	$7.18	909,065
Equity compensation plans not approved by security holders	—	—	N/A

Total	908,709	$7.18	909,065

Item 6. Selected Financial Data

The following selected consolidated financial information should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:

Total assets	$1,302,208	$1,194,245	$947,163	$737,835	$609,508
Loans, net of allowance for loan losses	615,463	631,413	507,906	533,641	486,872
Loans held for sale	3,190	—	—	—	189
Allowance for loan losses	4,754	2,710	1,450	1,475	1,415
Securities – trading	5,445	—	—	—	—
Securities – available for sale	265,807	209,119	296,068	127,261	62,766
Securities – held to maturity	350,898	300,895	61,902	12,375	7,711
Total deposits	648,524	570,704	547,949	424,204	361,051
Securities sold under agreements to repurchase	130,000	130,000	90,000	—	—
Advances from the FHLB	262,984	398,966	227,292	236,177	172,562
FRB Discount Window and junior subordinated debentures	165,155	5,155	5,155	5,155	5,155
Total stockholders’ equity	88,939	83,082	72,750	70,246	68,650
Selected Income Statement Data:
Interest and dividend income	$77,778	$63,301	$44,586	$32,713	$22,481
Interest expense	41,419	45,281	33,738	22,758	13,512

Net interest income	36,359	18,020	10,848	9,955	8,969
Provision (benefit) for loan losses	4,730	2,226	(25)	60	370

Net interest income after provision for loan losses	31,629	15,794	10,873	9,895	8,599
Noninterest income (loss)	(6,687)	1,379	1,180	1,342	907
Noninterest expense	12,894	10,162	6,450	5,789	4,745

Income before income tax expense	12,048	7,011	5,603	5,448	4,761
Income tax expense	4,906	2,815	2,284	2,182	1,892

Net income	$7,142	$4,196	$3,319	$3,266	$2,869

Net income attributable to common stock	$6,452	$3,884	$3,007	$2,906	$2,464

Per Share Data:
Net income:
Basic	$0.79	$0.47	$0.36	$0.35	$0.43
Diluted	$0.78	$0.46	$0.36	$0.34	$0.40
Book value per common share	$9.79	$8.95	$8.19	$7.77	$7.47
Tangible book value per common share	$9.79	$8.95	$8.19	$7.77	$7.47
Weighted average number of common shares outstanding:
Basic	8,131,654	8,261,100	8,283,098	8,340,973	5,696,984
Diluted	8,724,528	8,375,550	8,405,215	8,516,278	6,190,312
Common shares outstanding at end of period	8,082,768	8,299,563	8,267,590	8,380,725	8,299,823
Performance Ratios and Other Data:
Loan originations for investment	$33,170	$64,888	$67,449	$7,720	$45,362
Loan originations for sale	83,741	516	7,579	20,762	19,312
Loan purchases	57,410	205,067	44,976	165,906	163,384
Return on average assets	0.59%	0.40%	0.41%	0.49%	0.59%
Return on average common stockholders’ equity	8.79%	5.41%	4.50%	4.56%	6.73%
Interest rate spread [1]	2.83%	1.40%	0.98%	1.12%	1.61%
Net interest margin [2]	3.04%	1.72%	1.36%	1.51%	1.87%
Efficiency ratio [3]	43.46%	52.40%	53.60%	51.24%	48.05%
Capital Ratios:
Equity to assets at end of period	6.83%	6.96%	7.68%	9.52%	11.26%
Tier 1 leverage (core) capital to adjusted tangible assets [4]	6.98%	7.09%	7.90%	8.91%	9.02%
Tier 1 risk-based capital ratio [4]	14.86%	13.95%	14.76%	15.25%	14.08%
Total risk-based capital ratio [4]	15.64%	14.40%	15.05%	15.59%	14.45%
Tangible capital to tangible assets [4]	6.98%	7.09%	7.90%	8.91%	9.02%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.43%	0.18%	—	—	—
Nonperforming loans to total loans	0.45%	0.66%	0.05%	—	—
Nonperforming assets to total assets	0.65%	0.39%	—	—	—
Allowance for loan losses to total loans held for investment at end of period	0.77%	0.43%	0.28%	0.28%	0.29%
Allowance for loan losses to nonperforming loans	167.39%	65.29%	541.04%	—	—

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income.
(4)	Reflects regulatory capital ratios of Bank of Internet USA only.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements due to various important factors, including those set forth under “Factors that May Affect Our Performance” and elsewhere in this Form 10-K. The following discussion and analysis should be read together with the “Selected Financial Data” and consolidated financial statements, including the related notes included elsewhere in this Form 10-K.

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

Net income for the fiscal year ended June 30, 2009 was $7.1 million, or $0.78 per diluted share, as compared to $4.2 million, or $0.46 per diluted share, in fiscal 2008 and $3.3 million, or $0.36 per diluted share, in 2007. Growth in our interest earning assets, particularly our loans and investment securities, has been the primary driver of the increase in net income. Higher interest earning assets caused net interest income (interest income from loans and investments minus interest expense from deposits and borrowings) to grow to $36.4 million for the fiscal year ended June 30, 2009 compared to $18.0 million for fiscal 2008 and $10.8 million for 2007.

During the fiscal year ended June 30, 2009, our net interest margin (net interest income divided by average interest earning assets) increased 132 basis points to 3.04% compared to 1.72% for the fiscal year ended June 30, 2008. The improvement in our net interest margin was due to decreases in the cost of our deposits and borrowings and increases in the yields of our loans and securities. During fiscal 2009, we benefited from declines in U.S. Treasury interest rates generally due to actions taken by the Federal Reserve to lower the discount rate, which reduced our interest expense on deposits and borrowings. As a result of the nationwide housing downturn and the disruptions in the mortgage markets, credit spreads on mortgage loans and mortgage securities increased allowing us to purchase higher yielding loans and mortgage-backed securities during fiscal 2009. We also sold lower yielding agency mortgage-backed securities and replaced them with higher yielding non-agency securities.

Total assets at June 30, 2009 were $1,302.2 million as compared to $1,194.2 million at June 30, 2008 and $947.2 million at June 30, 2007. Assets grew $108.0 million or 9.0% during the last fiscal year primarily due to the purchase of mortgage-backed securities and mortgage loan pools. These investments were funded with growth in deposits, and borrowings from the FRB discount Window. Assets grew $247.0 million or 26.1% in fiscal 2008 primarily due to the purchase of mortgage-backed securities and mortgage loan pools, and the origination of RV and home equity loans. These investments were funded with growth in deposits, advances from the FHLB, and borrowings from securities sold under agreements to repurchase.

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

Securities. Currently, we classify securities as either trading, available for sale or held to maturity. Trading securities are those securities for which we have elected fair value accounting in accordance with SFAS No. 159. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available for sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair values by utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. To determine the performance of the underlying mortgage loan pools, we consider where appropriate borrower prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. We input for each security our projections of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. To determine the discount rates used to compute the present value of the expected cash flows for these non-agency MBS securities, we separate the securities by the borrower characteristics in the underlying pool. For example, non-agency RMBS “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). In this example, we calculate separate discount rates for prime, Alt-A and Pay-option ARM non-agency MBS securities using market-participant assumptions for risk, capital and return on equity.

Securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Amortization of purchase premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

At each reporting date, we monitor our available for sale and held to maturity securities for other-than-temporary impairment. The Company adopted the FASB issued Staff Position (FSP) No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2) as of April 1, 2009. In accordance with FSP FAS 115-2, the Company measures its debt securities in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The difference between the present value and the fair value of the security (if any) is the noncredit component of the impairment, only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component is recorded as a charge to other comprehensive income, net of the related income tax benefit.

For non-agency RMBS we determine the cash flow expected to be collected and calculate the present value for purposes of testing for other-than-temporary impairment, by utilizing the same industry-standard tool and the same cash flows as those calculated for fair values (discussed above). We compute cash flows based upon the underlying mortgage loan pools and our estimates of prepayments, defaults, and loss severities. We input our projections for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are different from those used to calculate fair value and are either the implicit rate calculated in each of our securities at acquisition (as prescribed by FASB 114 Accounting by Creditors for Impairment of a Loan) or the last accounting yield (as prescribed in EITF 99-20). For securities recorded under FASB 115, we calculate the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. We use this discount rate in the industry-standard model to calculate the present value of the cash flows for purposes of measuring the credit component of an other-than-temporary impairment of our debt securities.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level estimated to provide for probable losses in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables set forth, for the periods indicated, information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin:

	For the Fiscal Years Ended June 30,
	2009			2008			2007
	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/ Rates Paid	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/ Rates Paid	Average Balance[1]	Interest Income/ Expense	Average Yields Earned / Rates Paid
	(Dollars in thousands)
Assets:

Loans 2, [3]	$635,780	$41,782	6.57%	$550,307	$33,499	6.09%	$512,599	$29,370	5.73%

Federal funds sold	4,008	34	0.85%	23,147	1,013	4.38%	11,755	614	5.22%
Interest-earning deposits in other financial institutions	442	15	3.39%	7,821	457	5.84%	14,333	791	5.52%
Mortgage-backed and other investment securities [4]	535,918	35,753	6.67%	451,846	27,524	6.09%	249,128	13,164	5.28%

Stock of the FHLB, at cost	19,036	194	1.02%	14,205	808	5.69%	12,084	647	5.35%

Total interest-earning assets	1,195,184	77,778	6.51%	1,047,326	63,301	6.04%	799,899	44,586	5.57%

Noninterest-earning assets	24,930			14,681			11,738

Total assets	$1,220,114			$1,062,007			$811,637

Liabilities and Stockholders’ Equity:

Interest-bearing demand and savings	$186,309	$4,583	2.46%	$76,028	$2,726	3.59%	$60,007	$2,025	3.37%

Time deposits	433,410	19,400	4.48%	506,761	25,632	5.06%	399,855	19,542	4.89%
Securities sold under agreements to repurchase	130,000	5,677	4.37%	118,497	5,137	4.34%	30,648	1,352	4.41%

Advances from the FHLB	333,327	11,385	3.42%	270,022	11,417	4.23%	239,742	10,406	4.34%

Other borrowings	43,679	374	0.86%	5,155	369	7.16%	5,155	413	8.01%

Total interest-bearing liabilities	1,126,725	41,419	3.68%	976,463	45,281	4.64%	735,407	33,738	4.59%

Noninterest-bearing demand deposits	4,170			3,144			1,052

Other noninterest-bearing liabilities	6,014			5,553			3,219

Stockholders’ equity	83,205			76,847			71,959

Total liabilities and stockholders’ equity	$1,220,114			$1,062,007			$811,637

Net interest income		$36,359			$18,020			$10,848

Interest rate spread [5]			2.83%			1.40%			0.98%

Net interest margin [6]			3.04%			1.72%			1.36%

(1)	Average balances are obtained from daily data.
(2)	Loans include loans held for sale, loan premiums and unearned fees.
(3)	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.
(4)	All investments are taxable.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Results of Operations

Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our assets and increases in our net interest margin. Our net interest income is reduced by our estimate of loss provisions for our impaired loans. We also earn non-interest income primarily from mortgage banking activities, prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of investment securities. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 44 full time employees at June 30, 2008 to 57 full time equivalent employees at June 30, 2009. We are subject to federal and state income taxes, and our effective tax rates were 40.72%, 40.15% and 40.80% for the fiscal years ended June 30, 2009, 2008, and 2007, respectively. Other factors that affect our results of operations include expenses relating to occupancy, data processing and other miscellaneous expenses.

Comparison of the Fiscal Year Ended June 30, 2009 and June 30, 2008

Net Interest Income. Net interest income totaled $36.4 million for the fiscal year ended June 30, 2009 compared to $18.0 million for the fiscal year ended June 30, 2008. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008:

	Fiscal Year Ended June 30, 2009 vs. 2008 Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)
	(Dollars in thousands)
Increase/(decrease) in interest income:
Loans	$5,203	$2,656	$424	$8,283
Federal funds sold	(838)	(816)	675	(979)
Interest-earning deposits in other financial institutions	(431)	(192)	181	(442)
Mortgage-backed and other investment securities	5,121	2,614	494	8,229
Stock of the FHLB, at cost	275	(663)	(226)	(614)

	$9,330	$3,599	$1,548	$14,477

Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$3,954	$(856)	$(1,241)	$1,857
Time deposits	(3,710)	(2,929)	407	(6,232)
Securities sold under agreements to repurchase	499	41	—	540
Advances from the FHLB	2,677	(2,182)	(527)	(32)
Other borrowings	2,758	(325)	(2,428)	5

	$6,178	$(6,251)	$(3,789)	$(3,862)

Interest Income. Interest income for the year ended June 30, 2009 totaled $77.8 million, an increase of $14.5 million, or 22.9%, compared to $63.3 million in interest income for the year ended June 30, 2008 primarily due to interest-earning asset growth. Average interest-earning assets for the year ended June 30, 2009 increased by $147.9 million compared to the year ended June 30, 2008 due to the purchase of mortgage-backed and investment securities which increased $84.1 million during the year ended June 30, 2009 compared to 2008. Also increasing by $85.5 million was the average balance of the loan portfolio, primarily the result of our purchase of pools of multifamily and single family loans. Average interest earning balances associated with our stock of the FHLB increased by $4.8 million in the year ended June 30, 2009 compared to the year ended June 30, 2008 because our required minimum investment increased, in line with our increased advances from the FHLB. Unlike fiscal 2008, the FHLB only paid us a dividend in the first quarter of our 2009 fiscal year. For the year ended June 30, 2009, the growth in average balances contributed additional interest income of $9.3 million, and the average rate increase resulted in a net $3.6 million increase in interest income. The average yield earned on our interest-earning assets increased to 6.51% for the year ended June 30, 2009, up from 6.04% for the same period in 2008 due primarily to the nationwide housing downturn and the disruptions in the mortgage markets which allowed us to acquire new loans and mortgage-backed securities at higher yields.

Interest Expense. Interest expense totaled $41.4 million for the year ended June 30, 2009; a decrease of $3.9 million, compared to $45.3 million in interest expense during the year ended June 30, 2008. Average interest-bearing balances for the year ended June 30, 2009 increased $150.3 million compared to the same period in 2008, due to higher average deposits per customer account and additional borrowings from the FHLB and FRB. The average interest-bearing balances of advances from the FHLB and the FRB discount window increased $63.3 million and $38.5 million because we elected to fund our asset growth with more short term advances and borrowings to help lower our cost of funds as our interest rate exposure was minimal. For the year ended June 30, 2009, the growth in the average balance of interest bearing liabilities resulted in additional interest expense of $6.2 million, and decreases in interest rates resulted in a net decrease of $6.3 million in interest expense. The average rate paid on all of our interest-bearing liabilities decreased to 3.68% for the year ended June 30, 2009 from 4.64% for the year ended June 30, 2008. The maturity of higher-rate term deposits caused the average term deposit rates to decrease to 4.48% in fiscal 2009 from 5.06% in fiscal 2008. The new low-rate short-term FHLB advances added during fiscal 2009 caused the average FHLB advance rate to decrease to 3.42% in fiscal 2009 from 4.23% in fiscal 2008. These rate changes in fiscal 2009 were accompanied by a decrease in the weighted average rate paid on interest-bearing demand and savings accounts, which decreased to 2.46% from 3.59% as a result of declines in market interest rates which also caused our average time deposit rates to decrease by 58 basis points between fiscal 2009 and 2008. The average rate paid or other borrowings including short-term FRB discount window borrowings decreased to 0.86% in fiscal 2009 from 7.16% in fiscal 2008. During fiscal 2009, we benefited from declines in U.S. Treasury interest rates due to actions taken by the Federal Reserve to lower the discount rate, which reduced our interest rates on deposits and borrowings.

Provision for Loan Losses. Provision for loan losses was $4.7 million for the year ended June 30, 2009 and $2.2 million for fiscal 2008. The provisions were made to maintain our allowance for loan losses at levels which management believed to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.

See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown:

	For the Fiscal Year Ended June 30,
	2009	2008
	(Dollars in thousands)
Realized gain (loss) on securities:
Sale of FNMA preferred stock	$(7,902)	$—
Sale of mortgage-backed securities	2,816	1,711

Total realized gain (loss) on securities	(5,086)	1,711

Unrealized loss on securities:
Total impairment losses	(13,831)	(1,000)
Loss recognized in other comprehensive loss	12,377	—

Net impairment loss recognized in earnings	(1,454)	(1,000)
Fair value loss on trading securities	(2,055)	—

Total unrealized loss on securities	(3,509)	(1,000)

Prepayment penalty fee income	64	287
Mortgage banking income	1,381	2
Banking service fees and other income	463	379

Total non-interest income (loss)	$(6,687)	$1,379

Noninterest loss totaled $6.7 million for the year ended June 30, 2009 compared to income of $1.4 million for the same period in 2008. The decrease of $6.8 million in realized gain (loss) on securities in fiscal 2009 was the result of the realized loss from the sale of our Fannie Mae preferred stock investment of $7.9 million off set by an increased gain on sale of securities of $1.1 million. The increase of $2.5 million in unrealized loss on securities in fiscal 2009 was the result of a net increase of $454,000 in loss due to Other-Than-Temporary Impairments (OTTI) loss and a fair value decline of $2.1 million on securities recorded at fair value. Other activity included in total non-interest income (loss) is the increase in mortgage banking income of $1.3 million due to an increased focus on originating single family loans for sale. The lower prepayment penalty income of $223,000 in fiscal 2009 was generally the result of fewer new multifamily loans and the expiration of penalties on seasoned multifamily loans.

Noninterest Expense. The following table sets forth information regarding our noninterest expense for the periods shown:

	For the Fiscal Year Ended June 30,
	2009	2008
	(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	$5,579	$5,426
Professional services	1,419	654
Occupancy and equipment	442	373
Data processing and internet	796	656
Advertising and promotional	560	750
Depreciation and amortization	171	132
FDIC and OTS regulatory fees	1,658	744
Other general and administrative	2,269	1,427

Total noninterest expenses	$12,894	$10,162

Noninterest expense totaled $12.9 million for the fiscal year ended June 30, 2009, an increase of $2.7 million compared to fiscal 2008. Salaries, employee benefits and stock-based compensation increased $505,000, excluding the one-time charges of $352,000 in fiscal 2008 related to the change in employment agreement for the Bank president. The increase in compensation was primarily due to increased staffing which grew to 57 employees at June 30, 2009, up from 44 at the end of fiscal 2008, primarily due to growth in our lending businesses.

Professional services, which include accounting and legal fees, increased $765,000 in fiscal 2009 compared to 2008. The increase in professional services was primarily due to contract underwriters used in connection with loan pool purchases, set-up of first mortgage and multifamily loan products, legal and ratings fees due to the re-securitization of our non-agency mortgage backed securities and legal fees on loan collection and foreclosure matters.

Data processing and Internet expenses increased $140,000 in fiscal 2009 compared to fiscal 2008 due to increases in service bureau charges associated with new deposit and loan customers. Advertising and promotion expense decreased $190,000, primarily due to decreased activity for home equity loans offset by an increase in activity for first mortgages. FDIC and OTS regulatory fees increased $914,000 due to higher standard rates in the second half of our fiscal year, along with deposit and asset growth in the Bank, and the FDIC special assessment on assets at the quarter ended June 30, 2009. Other general and administrative costs increased in fiscal 2009 mainly due to increases in REO and repossessed RV losses and collection expenses of $667,000, loan expenses up $71,000, and deposit expense up $82,000 compared to fiscal 2008.

Income Tax Expense. Income tax expense was $4.9 million for the fiscal year ended June 30, 2009 compared to $2.8 million for fiscal 2008. Our effective tax rates were 40.72% and 40.15% for the fiscal year ended June 30, 2009 and 2008, respectively. The increase in the effective tax rate is primarily due to lower relative non-taxable income in fiscal 2009.

Comparison of the Fiscal Year Ended June 30, 2008 and June 30, 2007

Net Interest Income. Net interest income totaled $18.0 million for the fiscal year ended June 30, 2008 compared to $10.8 million for the fiscal year ended June 30, 2007. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007:

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

See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown.

	For the Fiscal Year Ended June 30,
	2008	2007
	(Dollars in thousands)
Realized gain (loss) on securities:
Sale of mortgage-backed securities	$1,711	$403

Total realized gain (loss) on securities	1,711	403

Unrealized loss on securities:
Total impairment losses	(1,000)	—
Loss recognized in other comprehensive loss	—	—

Net impairment loss recognized in earnings	(1,000)	—
Fair value loss on trading securities	—	—

Total unrealized loss on securities	(1,000)	—

Prepayment penalty fee income	287	399
Mortgage banking income	2	93
Banking service fees and other income	379	285

Total non-interest income (loss)	$1,379	$1,180

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

	For the Fiscal Year Ended June 30,
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

Comparison of Financial Condition at June 30, 2009 and June 30, 2008

Total assets increased by $108.0 million, or 9.0%, to $1,302.2 million at June 30, 2009 from $1,194.2 million at June 30, 2008. The increase in total assets resulted primarily from purchases of non-agency AAA mortgage-backed securities net of sales of securities and repays, resulting in increases in mortgage-backed securities of $112.1 million. The loan portfolio decreased by $15.9 million due to principal repayments, partially offset by new loans acquired in pool purchases and originations. Total liabilities increased by $102.1 million, or 9.2%, to $1,213.3 million at June 30, 2009 from $1,111.2 million at June 30, 2008. The increase in total liabilities resulted primarily from growth in savings and time deposits of $79.8 million and short-term borrowings of $24.0 million.

Stockholders’ equity increased by $5.8 million, or 7.0%, to $88.9 million at June 30, 2009 from $83.1 million at June 30, 2008. The increase was the result of $7.1 million in net income and the issuance of Series B preferred stock of $1.0 million, the increase in comprehensive income of $0.9 million, partially offset by a $2.1 million cumulative effect charge for our election to adopt SFAS 159 for investments in trust preferred collateralized debt and a charge for acquisition of treasury stock of $1.1 million.

Asset Quality and Allowance for Loan Loss

Nonperforming Assets. Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following:

	June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonperforming assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$1,502	$1,793	$221	$—	$—
Home equity loans	9	—	—	—	—
Multifamily	1,171	—	—	—	—
Commercial	—	2,358	—	—	—

Total nonaccrual loans secured by real estate	2,682	4,151	221	—	—
RV / Auto	158	—	7	—	—
Other	—	—	—	—	—

Total nonperforming loans	2,840	4,151	228	—	—
Foreclosed real estate	5,334	219	—	—	—
Repossessed – vehicles	317	262	—	—	—

Total nonperforming assets	$8,491	$4,632	$228	$—	$—

Total nonperforming loans as a percentage of total loans	0.45%	0.66%	0.05%	—	—

Total nonperforming assets as a percentage of total assets	0.65%	0.39%	0.02%	—	—

Our nonperforming assets increased $3.9 million to $8.5 million or 0.65% of assets at June 30, 2009 compared to $4.6 million or 0.39% of assets at June 30, 2008. The increase in nonperforming assets was due to an increase in foreclosed real estate and repossessed RVs of $5.2 million, partially offset by a decrease in nonperforming loans of $1.3 million. The decrease in nonperforming loans was due primarily to one commercial mortgage loan for $2.4 million, which was foreclosed, became REO and was partially sold leaving $1.4 million in foreclosed real estate at June 30, 2009.

The $1.5 million in single family nonperforming loans represents nine loans in five states ranging in amounts from $275,000 to $35,000, and the $1.8 million in single family nonperforming loans represents six loans in four states ranging in amounts from $399,000 to $97,000 for years ended June 30, 2009 and June 30, 2008, respectively. The Bank has already taken FAS 114 impairment charge-offs of $496,000 (included in 2009 and 2008 charge-offs) on the nonperforming single family loans at June 30, 2009. The nonperforming home equity amount of $9,000 represents one loan at June 30, 2009.

Foreclosed real estate of $5.3 million at June 30, 2009 represents four single family homes, two multifamily properties and one commercial property, compared with one single family mortgage in foreclosure at June 30, 2008. All foreclosed real estate is shown at fair value. The $158,000 in nonperforming RV / automobile loans represents four RV’s ranging in amounts from $85,000 to $12,000 at June 30, 2009. Repossessed vehicles of $317,000 represents eleven RV’s with fair values ranging in amounts from $69,000 to $ 8,000 at June 30, 2009, compared to $262,000 representing seven loans ranging in amounts from $85,000 to $7,000 at June 30, 2008.

If residential housing values continue to decline and nationwide unemployment continues to increase, we are likely to experience continued growth in the level of our nonperforming loans and foreclosed and repossessed RVs in future periods. No reserve for impairment was allocated to any of the nonperforming loans.

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

The following table sets forth the changes in our allowance for loan losses, by loan type, from July 1, 2004 through June 30, 2009:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	RV / Auto	Consumer	Total	Total Allowance as a % of Total Loans
	(Dollars in thousands)
Balance at July 1, 2004	$42	$—	$962	$41	$—	$—	$1,045	0.29%

Provision (benefit) for loan losses	101	—	253	16	—	—	370

Balance at June 30, 2005	143	—	1,215	57	—	—	1,415	0.29%

Provision (benefit) for loan losses	81	1	(19)	(3)	—	—	60

Balance at June 30, 2006	224	1	1,196	54	—	—	1,475	0.28%

Provision (benefit) for loan losses	32	65	(346)	(5)	223	6	(25)

Balance at June 30, 2007	256	66	850	49	223	6	1,450	0.28%

Provision (benefit) for loan losses	777	120	393	156	772	8	2,226
Charge-offs, net	(428)	—	(100)	—	(432)	(6)	(966)

Balance at June 30, 2008	605	186	1,143	205	563	8	2,710	0.43%

Provision (benefit) for loan losses	1,172	296	687	(26)	2,575	26	4,730
Charge-offs	(664)	(202)	(150)	—	(1,663)	(7)	(2,686)

Balance at June 30, 2009	$1,113	$280	$1,680	$179	$1,475	$27	$4,754	0.76%

The following table sets forth our allowance for loan losses allocated by type of loan at each of the dates indicated:

	At June 30,
	2009		2008		2007		2006		2005
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
Single family	$1,113	23.41%	$605	22.32%	$256	17.66%	$224	15.19%	$143	10.11%
Home equity	280	5.89%	186	6.86%	66	4.55%	1	0.07%	—	0.00%
Multifamily	1,680	35.34%	1,143	42.19%	850	58.62%	1,196	81.08%	1,215	85.86%
Commercial real estate and land	179	3.76%	205	7.56%	49	3.38%	54	3.66%	57	4.03%
Consumer - RV	1,475	31.03%	563	20.77%	223	15.38%	—	0.00%	—	0.00%
Other	27	0.57%	8	0.30%	6	0.41%	—	0.00%	—	0.00%

Total	$4,754	100.00%	$2,710	100.00%	$1,450	100.00%	$1,475	100.00%	$1,415	100.00%

Our Bank’s provisions for loan loss increased to $4.7 million for fiscal 2009 compared to $2.2 million for 2008 and a benefit of $25,000 for fiscal year 2007. The Bank’s loan loss provisions increased in fiscal 2009 due to the general decline in housing values and the corresponding decline in consumer credit, which impacted the credit performance of the Bank’s RV portfolio.

During fiscal 2009, we charged-off $2.7 million, up $1.7 million from the $1.0 million charge-off during fiscal 2008. The increase was primarily the result of RV charge-offs, which increased $1.3 million. The Bank’s RV portfolio decreased in fiscal 2009 as the Bank discontinued its RV loan offerings to its customers and dealers. We increased our general loan loss percentage for RVs across all FICO ranges increasing the overall RV loan loss allowance to approximately 3% of the outstanding balance, up from approximately 1% at the end of fiscal 2008. In addition, given the general decline of housing values, we increased our level of loss allowance for the higher LTV categories of all mortgage loan types. The result was a $2.1 million overall increase in our loan loss allowance between June 30, 2009 and June 30, 2008.

Liquidity and Capital Resources

Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have three credit agreements. Bank of Internet USA can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2009, we had a total borrowing availability of approximately $498.9 million, of which $263.0 million was outstanding with $44.7 million available immediately and $191.2 million available with additional collateral. The bank can also borrow from the discount window at the FRB. FRB borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2009, we had a total borrowing capacity of approximately $347.1 million, of which $160.0 million was outstanding and $187.1 million was available. At June 30, 2009, we also had a $10.0 million unsecured fed funds purchase line with a major bank under which no borrowings were outstanding.

In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 3.06% at June 30, 2009, with interest paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.

Contractual Obligations. At June 30, 2009, we had commitments to originate or purchase loans of $5.5 million, and $6.1 million in commitments to sell loans. Time deposits due within one year of June 30, 2009 totaled $237.9 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term when they expect interest rates to rise. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt and operating leases as of June 30, 2009 by payment date:

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in thousands)
Long-term debt obligations [1]	$1,033,414	$538,693	$225,552	$165,484	$103,685
Operating lease obligations [2]	1,154	334	699	121	—

Total	$1,034,568	$539,027	$226,251	$165,605	$103,685

(1)	Long-term debt includes time deposits, advances from the FHLB, borrowings from FRB and borrowings under repurchase agreements. The payment amount represents principal and interest due to recipient.
(2)	Payments are for the lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The OTS requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2009, our bank met all the capital adequacy requirements to which it was subject.

At June 30, 2009, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our bank must maintain minimum leverage, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would change the bank’s capital levels. To maintain its status as a “well capitalized” financial institution under applicable regulations and to support additional growth, we will need to raise additional capital to support our bank’s further growth and to maintain its “well capitalized” status.

Bank of Internet USA capital amounts, ratios and requirements at June 30, 2009 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital:
Amount and ratio to adjusted tangible assets	$90,416	6.98%	$51,788	4.00%	$64,735	5.00%
Tier 1 capital:
Amount and ratio to risk-weighted assets	$90,416	14.86%	N/A	N/A	$36,502	6.00%
Total capital:
Amount and ratio to risk-weighted assets	$95,170	15.64%	$48,670	8.00%	$60,837	10.00%
Tangible capital:
Amount and ratio to tangible assets	$90,416	6.98%	$19,421	1.50%	N/A	N/A

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

Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate single family loans at June 30, 2009 had lifetime rate caps that were 500 basis points or more greater than the note rates at June 30, 2009. If market rates rise by more than the interest rate cap, we will not be able to increase these customers’ loan rates above the interest rate cap.

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

The following table sets forth the interest rate sensitivity of our assets and liabilities at June 30, 2009:

	Term to Repricing, Repayment, or Maturity at June 30, 2009
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:

Cash and cash equivalents	$8,406	$—	$—	$8,406

Interest-earning deposits in other financial institutions	—	—	—	—

Mortgage-backed and other investment securities [1]	488,098	59,118	74,934	622,150

Stock of the FHLB, at cost	18,848	—	—	18,848

Loans, net of allowance for loan loss [2]	204,466	159,906	251,091	615,463

Loans held for sale	3,190	—	—	3,190

Total interest-earning assets	723,008	219,024	326,025	1,268,057

Noninterest-earning assets	—	—	—	34,151

Total assets	$723,008	$219,024	$326,025	$1,302,208

Interest-bearing liabilities:

Interest-bearing deposits [3]	$489,852	$155,163	$—	$645,015

Securities sold under agreements to repurchase [4]	—	85,000	45,000	130,000

Advances from the FHLB	116,000	106,984	40,000	262,984

Other borrowings	165,155	—	—	165,155

Total interest-bearing liabilities	771,007	347,147	85,000	1,203,154

Other noninterest-bearing liabilities	—	—	—	10,115

Stockholders’ equity	—	—	—	88,939

Total liabilities and equity	$771,007	$347,147	$85,000	$1,302,208

Net interest rate sensitivity gap	$(47,999)	$(128,123)	$241,025	$64,903

Cumulative gap	$(47,999)	$(176,122)	$64,903	$64,903

Net interest rate sensitivity gap — as a % of interest-earning assets	-6.64%	-58.50%	73.93%	5.12%

Cumulative gap — as a % of cumulative interest-earning assets	-6.64%	-18.70%	5.12%	5.12%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates.
(2)	The table reflects either contractual repricing dates, or maturities.
(3)	The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.
(4)	Securities sold under agreements to repurchase reflect contractual maturities. Under terms of the agreements, repayment and repricing of repurchase may be accelerated if market rates rise.

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

Our net interest margin for the year ended June 30, 2009 increased to 3.04% compared to 1.72% for the year ended June 30, 2008. During the year ended June 30, 2009, interest income earned on loans and on mortgage backed securities was influenced by the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by a sharp decline in the Fed Funds rate.

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at June 30, 2009:

	Sensitivity (in thousands)	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$79,674	-6.30%	6.42%
Up 200 basis points	84,196	-0.98%	6.69%
Up 100 basis points	84,856	-0.20%	6.65%
Base	—	—	6.57%

Down 100 basis points	94,086	10.65%	7.12%

The computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of interest rates, asset prepayments, runoffs in deposits and changes in repricing levels of deposits to general market rates. Furthermore, these computations do not take into account any actions that we may undertake in response to future changes in interest rates and should not be relied upon as indicative of actual results.

Factors that May Affect Our Performance

Risks Relating to Our Industry

Recent negative developments in the financial institutions industry and credit markets, as well as the economy in general, may continue to adversely affect our financial condition and results of operations.

The recent negative events in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted and will likely continue to result in poor performance of mortgage and construction loans and in significant asset write-downs by many financial institutions. This has caused and will likely continue to cause many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection. Bank failures and liquidations or sales by the FDIC as receiver have also increased.

Reduced availability of commercial credit and increasing unemployment have further contributed to deteriorating credit performance of commercial and consumer loans, resulting in additional write-downs. Financial market and economic instability has caused many lenders and institutional investors to severely restrict their lending to customers and to each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings.

These negative economic trends and developments are being experienced on national and international levels, as well as within the State of California where the Company’s business is concentrated. It is difficult to predict how long these economic conditions will exist, which of our markets and loan products will ultimately be most affected, and whether our actions will effectively mitigate these external factors. The current economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected and may continue to adversely affect our business, financial condition, results of operations and stock price.

We do not believe these conditions are likely to improve in the near future. As a result of the challenges presented by these general economic and industry conditions, we face the following risks:

•

The number of our borrowers unable to make timely repayments of their loans, the potential increase in the volume of problem assets and foreclosures and/or decreases in the value of real estate collateral securing the payment of such loans and/or decreases in the demand for our products and services could continue to rise, resulting in additional credit losses, which could have a material adverse effect on our operating results.

•

Potentially increased regulation of our industry, including heightened legal standards and regulatory requirements, as well as expectations imposed in connection with recent and proposed legislation. Compliance with such additional regulation will likely increase our operating costs and may limit our ability to pursue business opportunities.

•

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	Further disruptions in the capital markets or other events, which may result in an inability to borrow on favorable terms or at all from other financial institutions.

•

Further increases in FDIC insurance premiums, due to the increasing number of failed institutions, which have significantly depleted the Deposit Insurance Fund of the FDIC and reduced the ratio of reserves to insured deposits.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes the United States Department of the Treasury (the “Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2013.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, the Treasury, the FDIC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide backstop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Treasury also recently announced its Financial Stability Plan, to attack the current credit crisis, and its Homeowner Affordability and Stability Plan, which seeks to help up to nine million families, restructure or refinance their mortgages to avoid foreclosure. In addition, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act.

The Homeowner Affordability and Stability Plan includes a $75 billion “Home Affordable Modification Program” to encourage lenders and servicers to modify loans of borrowers who have or are about to default on their payments. Only first lien owner-occupied mortgages originated on or before January 1, 2009 and under certain specified loan balances are eligible under the Program. If the net present value of cash flows expected from a modification is greater than the net present value of the cash flows expected from foreclosure, Program participants must capitalize arrearages, reduce interest rates, extend terms and/or forbear principal to reduce the monthly payment so that the borrower’s mortgage debt-to-income ratio is reduced to 31%. Servicers, borrowers and mortgage holders will receive various financial incentives for participating in the Program. Participation by the Bank in the Program is currently voluntary. If the Bank is required to participate in the Program we could be forced to modify loans or non-agency securities in ways that increase our expected loss beyond what it would be under one of our modification programs or if the security property is foreclosed upon.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit and foster an economic recovery. The regulatory and legislative initiatives described above may not have their desired effects, however. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to changing government laws and regulations, which could adversely affect our operations.

The banking industry, in general, is heavily regulated. As a savings and loan holding company, we are subject to regulation by the OTS and FDIC. The economic and political environment influence regulatory policies, and as such, any or all of our business activities are subject to change if and when our primary regulators change applicable policies and regulations. We cannot predict the extent or nature of changes in legislation, regulation or policy, especially as it may react to deteriorating economic and industry conditions. Such changes could affect the way we conduct our business, which could adversely impact our operations and earnings.

The U.S. government’s monetary policies or changes in those policies could have a major effect on our operating results, and we cannot predict what those policies will be or any changes in such policies or the effect of such policies on us.

Generally increases in prevailing interest rates due to changes in monetary policies adversely affect banks such as us, whose liabilities tend to re-price quicker than their assets. The monetary policies of the FRB, affected principally through open market operations and regulation of the discount rate and reserve requirements, have had major effects upon the levels of bank loans, investments and deposits, and prevailing interest rates. It is not possible to predict the nature or effect of future changes in monetary and fiscal policies. In recent years, the monetary policy of the FRB has acted to reduce market interest rates to historical lows. We manage the sensitivity of our assets and liabilities; however a large and relatively rapid increase in market interest rates would have an adverse impact on our results of operations.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In the recent past, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on financial institution stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital in the future and on our business, financial condition and results of operations.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.

Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties because we execute or could execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of counterparty. Any such losses could materially and adversely affect our results of operations.

Risks Relating to the Company

Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

Substantially all of the loans in our portfolio are secured by real estate. At June 30, 2009, approximately 42.80% of our total loan portfolio was secured by real estate located in California. In recent years, there has been a significant decline in real estate values in California and the collateral for our loans has become less valuable. If real estate values continue to decrease and more of our borrowers experience financial difficulties, we will experience charge-offs at a greater level than we would otherwise experience, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. Continued decline of real estate values and the decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.

Our loans are generally secured by multifamily and, to a lesser extent, commercial and single family real estate properties, each initially having a fair market value generally greater than the amount of the loan secured. However, even though our loans are typically secured, the risk of default, generally due to a borrower’s inability to make scheduled payments on his or her loan, is an inherent risk of the banking business. In determining the amount of the allowance for loan losses, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate serving as collateral for the repayment of our loans. Defaults by borrowers could result in losses that exceed our loan loss reserves. We have originated or purchased many of our loans recently, so we do not have sufficient repayment experience to be certain whether the established allowance for loan losses is adequate. We may have to establish a larger allowance for loan losses in the future if, in our judgment, it is necessary. Any increase in our allowance for loan losses will increase our expenses and consequently may adversely affect our profitability, capital adequacy and overall financial condition.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments; including methodologies to value our securities, evaluate securities for other-than-temporary impairment and estimate our allowance for loan losses. These methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

Declines in the value of our securities may negatively affect earnings.

The value of securities in our investment portfolios could decrease due to changes in market factors. The market value of certain investment securities is volatile and future declines or other-than-temporary impairments could materially adversely affect future earnings and regulatory capital. Continued volatility in the market value of certain investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on our results of operations, accumulated other comprehensive income and stockholders’ equity depending upon the direction of the fluctuations.

We could recognize other-than-temporary impairment on securities held in our available-for-sale and held-to-maturity portfolios, if economic and market conditions do not improve.

Our available-for-sale securities had gross unrealized losses of $20,000 and our held-to-maturity securities had gross unrecognized losses of $25.1 million at June 30, 2009. We analyze securities held in our portfolio for other-than-temporary impairment on a quarterly basis. The process for determining whether impairment is other than temporary requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may be required to recognize other-than-temporary impairment in future periods reducing future earnings.

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

Our income depends to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. Our interest-earning assets and interest-bearing liabilities do not react uniformly to changes in interest rates since the two have different time periods for interest rate adjustment. Interest rates are sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, influence the origination of loans, the prepayment of loans, and the volume of deposits. Loan originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. In recent years, the monetary policy of the FRB has acted to reduce market interest rates to historical lows. We manage the sensitivity of our assets and liabilities; however a large and relatively rapid increase in market interest rates would have an adverse impact on our results of operations.

Access to adequate funding cannot be assured.

        We have significant sources of liquidity as a result of our federal thrift structure, including consumer deposits, brokered deposits, the FHLB, repurchase lending facilities, and the FRB discount window. We rely primarily upon consumer deposits and FHLB advances. Our ability to attract deposits could be negatively impacted by a perception of our financial prospects or by increased deposit rates available at troubled institutions suffering from shortfalls in liquidity. The FHLB is subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank. Selected sources of liquidity may become unavailable to the Bank if it were to be considered no longer “well-capitalized.”

Many of our mortgage and consumer loans, particularly recreational vehicle loans and home equity loans are generally unseasoned, and defaults on such loans would harm our business.

At June 30, 2009, our multifamily residential loans were $326.9 million or 52.0% of our total loans and our commercial real estate loans were $30.0 million, or 4.8% of our total loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. At June 30, 2009, our recreational vehicle and auto loans were $50.0 million, or 8.0% of our total loans and our home equity loans were $32.3 million or 5.1% of our total loans. If residential housing values continue to decline and nationwide unemployment continues to increase, we are likely to experience continued growth in the level of our nonperforming loans and foreclosed and repossessed RVs in future periods.

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

We are based in San Diego, California, and approximately 42.80% of our total loan portfolio was secured by real estate located in California at June 30, 2009. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those affected areas. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.

We frequently purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not always prove correct.

From time to time, we purchase single family and multi-family loans in bulk or “pools.” For the fiscal years ended June 30, 2009, 2008 and 2007, we purchased $68.5 million, $178.7 million, and $43.0 million, respectively, in single family and multifamily mortgage loans. During the fiscal year ended June 30, 2008, we also purchased a commercial real estate loan pool of $24.7 million. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, in the past, we have purchased “pools” of loans at a premium and some of the loans were prepaid before we expected. Accordingly, we earned less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.

Acquiring loans through bulk purchases may involve acquiring loans of a type or in geographic areas where management may not have substantial prior experience. We may be exposed to a greater risk of loss to the extent that bulk purchases contain such loans.

Our success depends in large part on the continuing efforts of a few individuals. If we are unable to retain these key personnel or attract, hire and retain others to oversee and manage our company, our business could suffer.

Our success depends substantially on the skill and abilities of our senior management team, including our Chief Executive Officer and President, Gregory Garrabrants, our Chief Operating Officer, Gary Lewis Evans, our Chief Financial Officer, Andrew J. Micheletti, and our Chief Technology Officer, Michael Berengolts, each of whom performs multiple functions that might otherwise be performed by separate individuals at larger banks, as well as our Chairman Jerry F. Englert and our Vice Chairman Theodore C. Allrich. These individuals may not be able to fulfill their responsibilities adequately, and they may not remain with us. The loss of the services of any of these individuals or other key employees, whether through termination of employment, disability or otherwise, could have a material adverse effect on our business. In addition, our ability to grow and manage our growth depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing, customer service and professional personnel. The implementation of our business plan and our future success will depend on such qualified personnel. Competition for such employees is intense, and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to attract and retain the necessary technical, managerial, sales and marketing and customer service personnel, as well as experienced professionals, our business, prospects, financial condition and results of operations could be adversely affected.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplemental Data

The following financial statements are filed as a part of this report beginning on page F – 1:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” in our definitive Proxy Statement, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2009.

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

(b) A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 49 of this Report on Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation[1]

3.2	By-laws[1]

4.1	Specimen Stock Certificate of the Registrant[1]

4.2	Certificate of Designation – Series A Preferred[1]

4.3	Certificate of Designation – Series B Preferred[2]

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors[1]

10.2*	Amended and Restated 1999 Stock Option Plan, as amended[1]

10.3*	2004 Stock Incentive Plan[1], as amended November 20, 2007

10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder[1]

10.5	Office space lease, dated April 25, 2005, for 12777 High Bluff Drive, San Diego, California 92130 by and between DL San Diego LP, a Delaware Limited Partnership, Landlord, and Bank of Internet USA, a Federal Savings Bank[3]

10.6*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Gary Lewis Evans[1] , as amended October 22, 2007 and March 6, 2008

10.7*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Andrew J. Micheletti[1]

10.8*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Michael J. Berengolts[1]

10.9	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004[1]

10.11*	Employment Agreement, dated October 22, 2007, between Bank of Internet USA and Gregory Garrabrants[4]

21.1	Subsidiaries of the Registrant consist of Bank of Internet USA (federal charter) and BofI Trust I (Delaware charter)[1]

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney, incorporated by reference to the signature page to this report

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicated management contract or compensatory plan, contract or arrangement.

(1)

Incorporated by reference from the same exhibit number in the Registration Statement on Form S-1 (File No. 333-121329) filed by the Company on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

(2)	Incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on June 30, 2008.

(3)	Incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on April 28, 2005.

(4)	Incorporated by reference from Exhibit 10.11 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on October 23, 2007.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date: September 25, 2009	By:	/s/ Gregory Garrabrants
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 25th day of September 2009 in the capacities indicated:

Signature	Title

/s/ Gregory Garrabrants Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), Director

/s/ Andrew J. Micheletti Andrew J. Micheletti	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jerry F. Englert Jerry F. Englert	Chairman

/s/ Theodore C. Allrich Theodore C. Allrich	Vice Chairman

/s/ Gary Burke Gary Burke	Director

/s/ Paul Grinberg Paul Grinberg	Director

/s/ Nicholas A. Mosich Nicholas A. Mosich	Director

/s/ Thomas J. Pancheri Thomas J. Pancheri	Director

/s/ Connie M. Paulus Connie M. Paulus	Director

/s/ Gordon L. Witter, Jr. Gordon L. Witter, Jr.	Director

BOFI HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Bofl Holding, Inc. and subsidiary (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BofI Holding, Inc. and subsidiary as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Grand Rapids, Michigan

September 25, 2009

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,
	2009	2008
ASSETS
Cash and due from banks	$3,441	$4,214
Federal funds sold	4,965	12,050

Total cash and cash equivalents	8,406	16,264
Time deposits in financial institutions	—	1,980
Securities:
Trading	5,445	—
Available for sale	265,807	209,119
Held to maturity	350,898	300,895
Stock of the Federal Home Loan Bank, at cost	18,848	19,395
Loans held for sale	3,190	—
Loans—net of allowance for loan losses of $4,754 in 2009; $2,710 in 2008	615,463	631,413
Accrued interest receivable	5,868	5,740
Furniture, equipment and software—net	436	391
Deferred income tax	3,214	918
Cash surrender value of life insurance	4,730	4,547
Other real estate owned and reposessed vehicles	5,651	481
Other assets	14,252	3,102

TOTAL	$1,302,208	$1,194,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$3,509	$5,509
Interest bearing	645,015	565,195

Total deposits	648,524	570,704
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	262,984	398,966
Federal Reserve Discount Window and other borrowings	165,155	5,155
Accrued interest payable	2,108	2,366
Accounts payable and accrued liabilities	4,498	3,972

Total liabilities	1,213,269	1,111,163
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized;
Series A—$10,000 stated value; 515 (2009) and 515 (2008) shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value; 4,790 (2009) and 3,750 (2008) shares issued and outstanding	4,767	3,750
Common stock—$0.01 par value; 25,000,000 shares authorized;
8,706,075 shares issued and 8,082,768 shares outstanding (2009);
8,627,840 shares issued and 8,299,563 shares outstanding (2008);	87	86
Additional paid-in capital	61,320	60,684
Accumulated other comprehensive income—net of tax	1,926	1,017
Retained earnings	19,365	14,975
Treasury stock	(3,589)	(2,493)

Total stockholders’ equity	88,939	83,082

TOTAL	$1,302,208	$1,194,245

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

	Year Ended June 30,
	2009	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$41,782	$33,499	$29,370
Investments	35,996	29,802	15,216

Total interest and dividend income	77,778	63,301	44,586

INTEREST EXPENSE:
Deposits	23,983	28,358	21,567
Advances from the Federal Home Loan Bank	11,385	11,417	10,406
Other borrowings	6,051	5,506	1,765

Total interest expense	41,419	45,281	33,738

Net interest income	36,359	18,020	10,848
Provision (benefit) for loan losses	4,730	2,226	(25)

Net interest income, after provision for loan losses	31,629	15,794	10,873

NON-INTEREST INCOME:
Realized gain (loss) on securities:
Sale of FNMA preferred stock	(7,902)	—	—
Sale of mortgage-backed securities	2,816	1,711	403

Total realized gain (loss) on securities	(5,086)	1,711	403

Unrealized loss on securities:
Total impairment losses	(13,831)	(1,000)	—
Loss recognized in other comprehensive loss	12,377	—	—

Net impairment loss recognized in earnings	(1,454)	(1,000)	—
Fair value loss on trading securities	(2,055)	—	—

Total unrealized loss on securities	(3,509)	(1,000)	—

Prepayment penalty fee income	64	287	399
Mortgage banking income	1,381	2	93
Banking service fees and other income	463	379	285

Total non-interest income (loss)	(6,687)	1,379	1,180

NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	5,579	5,426	2,993
Professional services	1,419	654	537
Occupancy and equipment	442	373	363
Data processing and internet	796	656	586
Advertising and promotional	560	750	584
Depreciation and amortization	171	132	88
FDIC and OTS regulatory fees	1,658	744	238
Other general and administrative	2,269	1,427	1,061

Total non-interest expense	12,894	10,162	6,450

INCOME BEFORE INCOME TAXES	12,048	7,011	5,603
INCOME TAXES	4,906	2,815	2,284

NET INCOME	$7,142	$4,196	$3,319

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$6,452	$3,884	$3,007

Basic earnings per share	$0.79	$0.47	$0.36
Diluted earnings per share	0.78	0.46	0.36

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Convertible								Accumulated
	Preferred		Common Stock				Additional		Other Comprehensive
	Stock		Number of Shares				Paid-in	Retained	Income (Loss),	Treasury	Comprehensive
	Shares	Amount	Issued	Treasury	Outstanding	Amount	Capital	Earnings	Net of Income Tax	Stock	Income	Total
BALANCE—June 30, 2006	525	$5,163	8,561,725	(163,500)	8,380,725	$85	$59,124	$8,084	$(885)	$(1,325)		$70,246

Comprehensive income:
Net income	—	—	—	—	—	—	—	3,319	—	—	$3,319	3,319
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	20	—	20	20

Total comprehensive income											$3,339

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(312)	—	—		(312)
Convert preferred stock to common stock	(10)	(100)	7,690	—	7,690	1	100	—	—	—		1
Stock-based compensation expense	—	—	—	—	—	—	491	—	—	—		491
Restricted stock grants	—	—	16,100	—	—	—	—	—	—	—		0
Restricted stock distributed to trust	—	—	—	—	33,600	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	(156,000)	(156,000)	—	—	—	—	(1,103)		(1,103)
Stock option exercises and tax benefits of equity compensation	—	—	1,575	—	1,575	—	88	—	—	—		88

BALANCE—June 30, 2007	515	$5,063	8,587,090	(319,500)	8,267,590	$86	59,803	$11,091	$(865)	$(2,428)		$72,750

Comprehensive income:
Net income	—	—	—	—	—	—	—	4,196	—	—	$4,196	4,196
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	1,882	—	1,882	1,882

Total comprehensive income											$6,078

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(312)	—	—		(312)
Issuance of convertible preferred stock	3,750	3,750	—	—	—	—	—	—	—	—		3,750
Stock-based compensation expense	—	—	—	—	—	—	776	—	—	—		776
Restricted stock grants	—	—	20,750	(8,777)	11,973	—	—	—	—	(65)		(65)
Stock option exercises and tax benefits of equity compensation	—	—	20,000	—	20,000	—	105	—	—	—		105

BALANCE—June 30, 2008	4,265	$8,813	8,627,840	(328,277)	8,299,563	$86	$60,684	$14,975	$1,017	$(2,493)		$83,082

Comprehensive income:
Net income	—	—	—	—	—	—	—	7,142	—	—	$7,142	7,142
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	909	—	909	909

Total comprehensive income											$8,051

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(690)	—	—		(690)
Issuance of convertible preferred stock	1,040	1,017	—	—	—	—	—	—	—	—		1,017
Convert preferred stock to common stock	—	—	—	—	—	—	—	—	—	—		—
Stock-based compensation expense	—	—	—	—	—	—	651	—	—	—		651
Restricted stock grants	—	—	50,300	(13,741)	36,559	1	—	—	—	(82)		(81)
Purchase of Treasury Stock	—	—	—	(276,200)	(276,200)	—	—	—	—	(982)		(982)
Cumulative effect of the adoption of SFAS 159	—	—	—	—	—	—	—	(2,062)	—	—		(2,062)
Stock option exercises and tax benefits of equity compensation	—	—	27,935	(5,089)	22,846	—	(15)	—	—	(32)		(47)

BALANCE—June 30, 2009	5,305	$9,830	8,706,075	(623,307)	8,082,768	$87	$61,320	$19,365	$1,926	$(3,589)		$88,939

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,142	$4,196	$3,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of premiums (discounts) on securities	(13,741)	(1,845)	427
Amortization (accretion) of premiums (discounts) on deferred loan fees	(1,906)	1,942	1,587
Amortization of borrowing costs	18	74	115
Stock-based compensation expense	651	776	491
Net (gain) loss on sale of investment securities	5,102	(1,711)	(403)
Valuation of financial instruments carried at fair value	2,055	—	—
Impairment charge on securities held to maturity	1,454	—	—
Impairment charge on preferred stock	—	1,000	—
Provision (benefit) for loan losses	4,730	2,226	(25)
Deferred income taxes	(1,459)	(1,741)	418
Origination of loans held for sale	(83,741)	(516)	(7,579)
Gain on sales of loans held for sale	(1,381)	(2)	(30)
Proceeds from sale of loans held for sale	81,932	518	7,609
Depreciation and amortization	171	132	88
Stock dividends from the Federal Home Loan Bank	(464)	(697)	(624)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(128)	273	(2,586)
Other assets	(7,541)	2,506	(2,945)
Accrued interest payable	(258)	(346)	1,557
Accounts payable and accrued liabilities	(2,782)	2,598	407

Net cash provided by (used in) operating activities	(10,146)	9,383	1,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities and time deposits	(310,559)	(496,351)	(378,411)
Proceeds from sales of mortgage-backed securities	90,195	212,329	74,746
Proceeds from repayment of securities and time deposits	113,346	147,776	89,700
Purchase of stock of the Federal Home Loan Bank	(2,068)	(6,258)	(924)
Proceeds from redemption of stock of the Federal Home Loan Bank	3,079	219	—
Origination of loans	(33,170)	(64,888)	(67,449)
Proceeds from sales of repossessed assets	3,124	—	—
Purchases of loans, net of discounts and premiums	(57,410)	(205,067)	(44,976)
Principal repayments on loans	94,744	141,796	136,598
Purchases of furniture, equipment and software	(216)	(281)	(108)

Net cash used in investing activities	(98,935)	(270,725)	(190,824)

(Continued)

BofI HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$77,820	$22,755	$123,745
Proceeds from the Federal Home Loan Bank advances	113,000	257,000	38,000
Repayment of the Federal Home Loan Bank advances	(249,000)	(85,400)	(47,000)
Proceeds from repurchase agreements	—	40,000	90,000
Proceeds from borrowing at the Fed Discount Window	205,000	—	—
Repayment of borrowing at the Fed Discount Window	(45,000)	—	—
Purchase of treasury stock	(1,006)	—	(1,103)
Proceeds from exercise of common stock options	1	91	6
Proceeds from issuance of convertible preferred stock—Series B	1,017	3,750	—
Tax benefit from exercise of common stock options	(15)	14	82
Cash dividends on preferred stock	(594)	(312)	(312)

Net cash provided by financing activities	101,223	237,898	203,418

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,858)	(23,444)	14,420

CASH AND CASH EQUIVALENTS—Beginning of year	16,264	39,708	25,288

CASH AND CASH EQUIVALENTS—End of year	$8,406	$16,264	$39,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$41,660	$45,552	$32,066

Income taxes paid	$6,737	$2,675	$1,710

Transfers to other real estate	$8,962	$484	$—

Adoption of fair value: securities transferred from HTM to trading	$11,055	$—	$—

Preferred stock dividends declared but not paid	$96	$—	$—

See notes to consolidated financial statements.	(Concluded	)

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2009, 2008 AND 2007

(Dollars in thousands, except earnings per share)

1.	ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (collectively, the “Company”). All significant intercompany balances have been eliminated in consolidation.

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

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the fair value of certain financial instruments.

Business. The Bank provides financial services to consumers through the Internet. The Bank’s deposit products are demand accounts, savings accounts and time deposits marketed to consumers located in all 50 states. The Bank’s primary lending products are residential single family and multifamily mortgage loans. The Bank’s business is primarily concentrated in the state of California and is subject to the general economic conditions of that state.

Cash Flows. Cash and cash equivalents include cash due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days. Net cash flows are reported for customer deposit transactions.

Restrictions on Cash. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $2,876 and $2,689 at June 30, 2009 and 2008, respectively.

Interest Rate Risk. The Bank’s assets and liabilities are generally monetary in nature and interest rate changes have an effect on the Bank’s performance. The Bank decreases the effect of interest rate changes on its performance by striving to match maturities and interest sensitivity between loans and deposits. A significant change in interest rates could have a material effect on the Bank’s results of operations.

Securities. Debt securities are classified as held to maturity and carried at amortized cost when management has both the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Trading securities refer to certain types of assets that banks hold for resale at a profit or when the Company elects to account for certain securities at fair value. Increases or decreases in the fair value of trading securities are recognized in earnings as they occur. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. The fair value of a security is based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar investments or through model-based techniques that use significant assumptions not observable in the market.

Gains and losses on securities sales are based on a comparison of sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized or accreted using the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company’s portfolios of held-to-maturity and available-for-sale securities are reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) how to record an impairment by assessing whether the Company intends to sell or it is more likely than not that it will be required to sell a security in an unrealized loss position before the Company recovers the security’s amortized cost. If either of these criteria for (4) is met, the entire difference between amortized cost and fair value is recognized in earnings. Alternatively, if the criteria for (4) is not met, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred purchase premiums and discounts, deferred loan origination fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Premiums and discounts on loans purchased as well as loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.

Interest income on loans is generally discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level estimated to provide for probable incurred losses in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible. Allocations of the allowance may be made for specific loans but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Furniture, Equipment and Software. Fixed asset purchases in excess of five hundred dollars are capitalized and recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three to seven years. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the lease term.

Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The Company records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Earnings per Share. Earnings per share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income attributable to common stock (net income after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed by dividing the net income attributable to common stock and adding back in dividends on diluted preferred stock by the weighted-average number of common shares outstanding during the year, plus the impact of dilutive potential common shares, such as stock options, convertible preferred stock and stock grants.

Stock-Based Compensation. Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate fair value of the stock options, while market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Federal Home Loan Bank (FHLB) stock. The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Cash Surrender Value of Life Insurance. The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Loan Commitments and Related Financial Instruments. Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

Loss Contingencies. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are now such matters that will have a material effect on the financial statements.

Dividend Restriction. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company.

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Subsequent Events. Management of the Company has evaluated events and transactions through September 25, 2009, the date the consolidated financial statements were issued, for potential recognition or disclosure herein. Any discovery of additional evidence about conditions that existed at June 30, 2009, including the estimates inherent in the process of preparing consolidated financial statements would be recognized in these consolidated financial statements. Any discovery of evidence about conditions that did not exist at June 30, 2009, but arose thereafter, could be disclosed herein dependent on the nature of financial effect of the event on the Company.

New Accounting Pronouncements.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this FSP on April 1, 2009. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

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

The Company adopted this FSP on April 1, 2009. As a result, on June 30, 2009, the Company divided its other-than-temporary credit impairment for certain non-agency RMBS accounted for under FASB 115 into a $238 charge to earnings for the credit component and a $9,935 charge to other comprehensive earnings for the non-credit component. The Company also divided its other-than-temporary credit impairment for one non-agency RMBS accounted for under SOP 03-3 into a $1,216 charge to earnings for the credit component and a $2,442 charge to other comprehensive earnings for the non-credit component.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP on April 1, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement allows entities to voluntarily choose, at specified election dates, to measure any financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides example disclosures for use in such instances. It is effective upon issuance. The Company adopted SFAS No. 159 on July 1, 2008 and FSP 157-3 upon issuance, see footnote 2 for further information.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on July 1, 2008, see footnote 2 for further information.

2.	FAIR VALUE

Effective July 1, 2008, the Company adopted SFAS No. 157 and upon issuance, adopted FSP 157-4, which provides a framework for measuring fair value under GAAP.

The Company also adopted SFAS No. 159 on July 1, 2008. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain investment securities on the adoption date. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.

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

The following table summarizes the transition impact of adopting the fair value option for certain financial instruments on July 1, 2008. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption SFAS No. 159. There was no transition impact resulting from the adoption of SFAS 157:

	Ending Balance as of June 30, 2008 (Prior to Adoption)	Adoption Net Gain (Loss)	Opening Balance as of July 1, 2008 (After Adoption)
Impact of Electing the Fair Value Option under SFAS 159:
Investment securities—Non agency debt - trust preferred collateralized debt	$11,055	$(3,504)	$7,551

Cumulative-effect adjustments (pre-tax)	$11,055	(3,504)	$7,551

Tax impact		1,442

Cumulative-effect adjustment decrease to retained Earnings, net of tax		$(2,062)

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

When available, the Company generally uses quoted market prices to determine fair value. In some cases where a market price is available, the Company will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified in Level 2. The Company considers relevant and observable market prices in its valuations where possible. The frequency of transactions, the size of the bid-ask spread and the nature of the participants are some of the factors the Company uses to help determine whether a market is active and orderly or inactive and not orderly. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and should be given little, if any, weight in measuring fair value.

If the quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates, credit spreads, housing value forecasts, etc. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair-value hierarchy in which each instrument is generally classified.

Securities - trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level-3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At June 30, 2009, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 35.2% of all banks in the collateral pools, up from 12.4% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At June 30, 2009, the Company used a weighted average discount margin of 445 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level-3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at June 30, 2009 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $615. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $730.

Securities - available for sale and held to maturity. Available for sale securities are recorded at fair value and consist of residential mortgage-backed securities (RMBS) and debt securities issued by U.S. agencies as well as RMBS issued by non-agencies. Held to maturity securities are recorded at amortized cost and consist of RMBS issued by U.S. agencies as well as RMBS issued by non-agencies. Fair value for U.S. agency securities is generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. The market for RMBS issued by non-agencies continued to deteriorate in 2008 and 2009. The significant illiquidity in the market impacted the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level-3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level-3 fair values for each non-agency RMBS in the same manner (as described below) whether available for sale or held to maturity.

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. At June 30, 2009, the Company’s projections included increasing monthly default rates through mid 2010 and increasing monthly severity rates through late 2011 for the mortgage loans underlying these securities.

To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity.

Impaired Loans. The fair value of impaired loans with specific write-offs is generally based on recent real estate appraisals or other third-party valuations and analysis of cash flows. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. Adjustments are routinely made in the process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009 and 2008. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of June 30, 2009
	June 30, 2009
Assets:
Investment securities—trading	$—	$—	$5,445	$5,445
Investment securities—available for sale	$—	$140,048	$125,759	$265,807

	June 30, 2008
Assets:
Investment securities—available for sale	$9,072	$200,047	$—	$209,119

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Trading Securities	Available for Sale Securities
Assets
Beginning Balance July 1, 2008	$7,551	$—
Total gains/(losses)—(realized/unrealized):
Included in earnings	(2,055)	—
Included in other comprehensive income	—	14,138
Purchases, issuances, and settlements	(51)	111,621
Transfers into Level 3	—	—

Ending balance June 30, 2009	$5,445	$125,759

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans has a carrying amount of $1,236 after a write-off of $496, resulting in an additional provision for loan losses of $496 during the year ended June 30, 2009.

Held to maturity securities measured for impairment on a non-recurring basis has a carrying amount of $40,058 after a charges to income of $1,453 and charges to other comprehensive income of $12,377 during the year ended June 30, 2009. These held to maturity securities are valued using level 3 inputs.

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2009		June 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$8,406	$8,406	$16,264	$16,264
Securities trading	5,445	5,445	—	—
Securities available for sale	265,807	265,807	209,119	209,119
Securities held to maturity	350,898	344,612	300,895	304,604
Time deposits in financial institutions	—	—	1,980	1,980
Stock of the Federal Home Loan Bank	18,848	N/A	19,395	N/A
Loans held for sale	3,190	3,190	—	—
Loans held for investment—net	615,463	626,588	631,413	632,661
Accrued interest receivable	5,868	5,868	5,740	5,740
Financial liabilities:
Time deposits and savings	648,524	636,479	570,704	579,685
Securities sold under agreements to repurchase	130,000	141,660	130,000	134,062
Advances from the Federal Home Loan Bank	262,984	270,893	398,966	403,126
Federal Reserve Discount Window and other borrowings	165,155	165,155	5,155	5,155
Accrued interest payable	2,108	2,108	2,366	2,366

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on market quotes. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is not considered material.

3.	SECURITIES

The amortized cost, carrying amount and fair value for the major categories of securities available for sale, held to maturity and trading at June 30, 2009 and 2008 were:

	Available for sale		Held to maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
	June 30, 2009
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$79,579	$81,047	$18,928	$19,461	$—
Non-agency [2]	111,620	125,759	331,970	325,151	—

Total mortgage-backed securities	191,199	206,806	350,898	344,612	—

Other debt securities:
U.S. agencies [1]	59,018	59,001	—	—	—
Non-agency [3]	—	—	—	—	5,445

Total other debt securities	59,018	59,001	—	—	5,445

Total debt securities	$250,217	$265,807	$350,898	$344,612	$5,445

	June 30, 2008
Mortgage-backed securities (RMBS):
U.S. agencies	$198,347	$200,047	$21,529	$21,783
Non-agency	—	—	258,328	265,238

Total mortgage-backed securities	198,347	200,047	279,857	287,021

Other debt securities:
U.S. agencies	—	—	9,983	10,032
Non-agency [3]	—	—	11,055	7,551

Total other debt securities	—	—	21,038	17,583

Total debt securities	198,347	200,047	300,895	304,604

Equity securities:
U.S. agency preferred	9,072	9,072	—	—

Total securities	$207,419	$209,119	$300,895	$304,604

(1)	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

(2)	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

(3)	Collateralized debt obligations secured by pools of bank trust preferred. At June 30, 2008 the securities were included in held to maturity and transfered to trading on July 1, 2008 upon adoption of SFAS 159.

The Company’s non-agency RMBS available for sale portfolio with a total fair value of $125,759 at June 30, 2009 consists of 30 different issues of super senior securities acquired in the last quarter and collateralized by seasoned prime and Alt-A first-lien mortgages.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $331,970 at June 30, 2009 consists of 86 different issues of super senior securities totaling $322,280; one senior-support security with a carrying value of $8,798 and mezzanine z-tranche securities with a carrying value of $892. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). Under SOP 03-3, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under SOP 03-3. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $1,216 impairment loss during 2009. At June 30, 2009, the security has a remaining contractual par value of $23,301 and accretable and non-accretable discount are currently projected to be $1,976 and $10,085, respectively. The Company acquired the mezzanine z-tranche securities in connection with the acquisition of certain super senior Re-remics of non-agency RMBS collateralized by prime and

Alt-A loans. The mezzanine z-tranche securities provide credit support for the senior RMBS (also purchased by the Company) and do not receive cash flow until the senior RMBS are fully repaid. The Company accounts for its investment in mezzanine z-tranche securities in accordance with EITF 99-20 Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets which requires the Company to measure the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognize interest income over the remaining life of the security.

The current face amounts of debt securities available for sale and held to maturity that were pledged to secure borrowings at June 30, 2009 and 2008 were $530,000 and $497,000, respectively.

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available for sale and held to maturity at June 30, 2009 were:

	June 30, 2009
	Available for sale		Held to maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS - U.S. agencies (1):
Due within one year	$13,432	$14,052	$2,160	$2,252	$—
Due one to five years	26,255	27,433	6,926	7,160	—
Due five to ten years	16,209	16,514	4,281	4,384	—
Due after ten years	23,683	23,048	5,561	5,665	—

Total RMBS - U.S. agencies (1)	79,579	81,047	18,928	19,461	—
RMBS - Non-agency:
Due within one year	20,353	23,484	28,061	30,227	—
Due one to five years	63,312	73,122	124,365	128,545	—
Due five to ten years	12,157	13,354	49,302	49,053	—
Due after ten years	15,798	15,799	130,242	117,326	—

Total RMBS - Non-agency	111,620	125,759	331,970	325,151	—
Other debt:
Due within one year	59,018	59,001	—	—	—
Due one to five years	—	—	—	—	—
Due five to ten years	—	—	—	—	—
Due after ten years	—	—	—	—	5,445

Total other debt	59,018	59,001	—	—	5,445

Total	$250,217	$265,807	$350,898	$344,612	$5,445

(1)	Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

Actual maturities may differ from the contractual or the Company’s expected maturities shown above since borrowers may have the right to prepay their obligations.

The amortized cost or carrying amount, the unrealized gains, unrealized losses and the fair value for the major categories of investment securities available for sale and held to maturity at June 30, 2009 and 2008 were:

	Available for sale				Held to maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
	June 30, 2009
RMBS:
U.S. agencies	$79,579	$1,471	$(3)	$81,047	$18,928	$538	$(5)	$19,461
Non-agency	111,620	14,139	—	125,759	331,967	18,251	(25,067)	325,151

Total RMBS	191,199	15,610	(3)	206,806	350,895	18,789	(25,072)	344,612

Other debt:
U.S. agencies	59,018	—	(17)	59,001	—	—	—	—
Non-agency	—	—	—	—	—	—	—	—

Total other debt	59,018	—	(17)	59,001	—	—	—	—

Total debt securities	$250,217	$15,610	$(20)	$265,807	$350,895	$18,789	$(25,072)	$344,612

	June 30, 2008
RMBS:
U.S. agencies	$198,347	$1,787	$(87)	$200,047	$21,529	$271	$(17)	$21,783
Non-agency	—	—	—	—	258,328	11,547	(4,637)	265,238

Total RMBS	198,347	1,787	(87)	200,047	279,857	11,818	(4,654)	287,021

Other debt:
U.S. agencies	—	—	—	—	9,983	49	—	10,032
Non-agency	—	—	—	—	11,055	—	(3,504)	7,551

Total other debt	—	—	—	—	21,038	49	(3,504)	17,583

Total debt securities	198,347	1,787	(87)	200,047	300,895	11,867	(8,158)	304,604

Equity securities:
- U.S. agency preferred	9,072	—	—	9,072	—	—	—	—

Total securities	$207,419	$1,787	$(87)	$209,119	$300,895	$11,867	$(8,158)	$304,604

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and 2008, were as follows:

	Available for sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2009
RMBS:
U.S. agencies	$—	$—	$840	$(3)	$840	$(3)

Other debt:
U.S. agencies	53,033	(17)	—	—	53,033	(17)

Total debt securities	$53,033	$(17)	$840	$(3)	$53,873	$(20)

	June 30, 2008
RMBS:
U.S. agencies	$9,646	$(40)	$4,886	$(47)	$14,532	$(87)

Total debt securities	$9,646	$(40)	$4,886	$(47)	$14,532	$(87)

	Held to maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2009
RMBS:
U.S. agencies	$—	$—	$1,026	$(5)	$1,026	$(5)
Non-agency	121,735	(16,509)	61,468	(8,558)	183,203	(25,067)

Total debt securites	$121,735	$(16,509)	$62,494	$(8,563)	$184,229	$(25,072)

	June 30, 2008
RMBS:
U.S. agencies	$1,633	$(5)	$835	$(12)	$2,468	$(17)
Non-agency	77,855	(4,637)	—	—	77,855	(4,637)

Total RMBS securites	79,488	(4,642)	835	(12)	80,323	(4,654)

Other debt:
Non-agency	2,839	(2,161)	4,712	(1,343)	7,551	(3,504)

Total other debt	2,839	(2,161)	4,712	(1,343)	7,551	(3,504)

Total	$82,327	$(6,803)	$5,547	$(1,355)	$87,874	$(8,158)

There were twenty-two securities that were in a continuous loss position at June 30, 2009 for a period of more than 12 months. There were six securities that were in a continuous loss position at June 30, 2008 for a period of more than 12 months.

At June 30, 2009, non-agency RMBS securities with a total amortized cost of $53,888 were determined to have a impairment loss of $1,454 which was recognized in earnings as an other-than-temporary impairment. Of the total impairment of $1,454, impairment of $1,216 related to the Company’s one senior-support RMBS security accounted for in accordance with SOP 03-3 as discussed above. The balance of $238 impairment related to seven non-agency RMBS with total amortized cost of $41,433 accounted for under FASB 115. In accordance with FSP FAS 115-2, the Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The difference between the present value and the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.

To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than -temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level-3 fair values as discussed in footnote 2. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. At June 30, 2009, the Company’s projections included increasing monthly default rates through mid 2010 and increasing monthly severity rates through late 2011 for the mortgage loans underlying these securities.

In accordance with FSP FAS 115-2, the discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition (as prescribed by FASB 114 Accounting by Creditors for Impairment of a Loan) or the last accounting yield (as prescribed in EITF 99-20). For securities recorded under FASB 115, the Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above the discount is used in the industry-standard model to calculate the present value of the cash flows.

The Company does not intend to sell and it is more likely than not that the Company will not be required to sell those impaired debt securities or any other debt security in a loss position at June 30, 2009.

The gross gains and losses realized through earnings upon the sale of available for sale securities were as follows:

	2009	2008	2007
Proceeds	$90,195	$212,329	$74,746

Gross realized gains	$2,816	$1,801	$403
Gross realized loss	(7,902)	(90)	—

Net gain (loss) on securities	$(5,086)	$1,711	$403

At June 30, 2009 and 2008, the Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive income as follows:

	2009	2008
Available for sale debt securities—net unrealized gains	$15,590	$1,700
Held to maturity debt securities—other-than-temporary impairment loss under FSP FAS 115-2	(12,377)	—

Subtotal	3,213	1,700
Tax expense	(1,287)	(683)

Net unrealized gain on investment securities in other comprehensive income	$1,926	$1,017

4.	LOANS

Loans were as follows at June 30:

	2009	2008
Mortgage loans on real estate:
Residential single family (one to four units)	$165,405	$165,473
Home equity	32,345	41,977
Residential multifamily (five units or more)	326,938	330,778
Commercial and land	30,002	33,731
Consumer—Recreational vehicle	50,056	56,968

Other	23,872	4,439

Total	628,618	633,366
Allowance for loan losses	(4,754)	(2,710)
Unamortized premiums, (unaccreted discounts)	(8,401)	757

Net mortgage loans on real estate	$615,463	$631,413

An analysis of the allowance for loan losses is as follows for the year ended June 30:

	2009	2008	2007
Balance—beginning of period	$2,710	$1,450	$1,475
Provision (benefit) for loan loss	4,730	2,226	(25)
Charged off	(2,686)	(988)	—
Recoveries	—	22	—

Balance—end of period	$4,754	$2,710	$1,450

An analysis of impaired loans is as follows for the year ended June 30:

	2009	2008	2007
Nonperforming loans	$2,840	$4,151	$228
Troubled debt restructuring	—	421	—
Other impaired loans	—	737	—

Total impaired loans	$2,840	$5,309	$228

At June 30, 2009, $2,840 of impaired loans had no specific allowance allocations. The average carrying value of impaired loans was $3,147 and $929 for the year ended June 30, 2009 and 2008, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at June 30, 2009 or 2008. Loans past due 90 days or more which were still accruing were $4,715 and $656 at June 30, 2009 and 2008, respectively. For loans past due 90 days or more and still accruing, the Company has received principal and interest from the servicer, even though the borrower is delinquent. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected from the sale of collateral.

At June 30, 2009 and 2008, approximately 42.80% and 44.89%, respectively, of the Company’s real estate loans are collateralized with real-property collateral located in California and therefore exposed to economic conditions within this market region.

In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There was one new related party loan granted during the year ended June 30, 2009 totaling $305, and none in 2008. Total principal payments on related party loans were $55 and $949 during the years ended June 30, 2009 and 2008, respectively. At June 30, 2009 and 2008, these loans amounted to $3,286 and $3,036, respectively, and are included in loans held for investment. Interest earned on these loans was $180 and $213 during the years ended June 30, 2009 and 2008, respectively.

The Company’s loan portfolio consists of approximately 28.94% fixed interest rate loans and 71.06% adjustable interest rate loans as of June 30, 2009. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through June 30, 2009, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

At June 30, 2009 and 2008, purchased loans serviced by others were $298,710 or 47.52% and $309,214 or 48.82% respectively, of the loan portfolio.

5.	FURNITURE, EQUIPMENT AND SOFTWARE

A summary of the cost and accumulated depreciation for furniture, equipment and software is as follows at June 30:

	2009	2008
Leasehold improvements	$33	$33
Furniture and fixtures	402	346
Computer hardware and equipment	488	405
Software	415	338

Total	1,338	1,122

Less accumulated depreciation and amortization	(902)	(731)

Furniture, equipment and software—net	$436	$391

Depreciation and amortization expense for the years ended June 30, 2009, 2008 and 2007 amounted to $171, $132, and $88, respectively.

6.	DEPOSITS

Deposit accounts are summarized as follows at June 30:

	2009		2008
	Amount	Rate*	Amount	Rate*
Non-interest bearing	$3,509	0.00%	$5,509	0.00%
Interest bearing:
Demand	59,151	1.22%	61,616	3.22%
Savings	192,781	1.94%	56,202	3.38%

Time deposits:
Under $100	191,021	4.39%	268,747	4.84%
$100 or more	202,062	3.85%	178,630	4.91%

Total time deposits	393,083	4.11%	447,377	4.87%

Total interest bearing	645,015	3.20%	565,195	4.54%

Total deposits	$648,524	3.18%	$570,704	4.50%

*	Based on weighted-average stated interest rates at end of period.

The scheduled maturities of time deposits are as follows as of June 30, 2009:

Within 12 months	$237,920
13 to 24 months	49,796
25 to 36 months	64,743
37 to 48 months	38,559
49 to 60 months	925
Thereafter	1,140

Total	$393,083

At June 30, 2009 and 2008, the Company had deposits from principal officers, directors and their affiliates in the amount of $978 and $1,089, respectively.

7.	ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2009 and 2008, the Company’s fixed-rate FHLB advances had interest rates that ranged from 0.14% to 5.62% with a weighted average of 3.34% and ranged from 2.57% to 5.62% with a weighted average of 3.77%, respectively.

Fixed-rate advances from FHLB are scheduled to mature as follows at June 30:

	2009		2008
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$116,000	2.35%	$226,997	3.29%
After one but within two years	36,984	4.45%	58,000	4.56%
After two but within three years	33,000	4.76%	36,969	4.45%
After three but within four years	19,000	3.59%	33,000	4.75%
After four but within five years	18,000	3.60%	19,000	3.59%

After five years	40,000	3.80%	25,000	4.15%

	$262,984	3.34%	$398,966	3.77%

At June 30, 2009, a total of $52.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to the Company after specified dates. Under the terms of the putable advances, the Company could be required to repay all of the principal and accrued interest before the maturity date. The weighted-average remaining contractual maturity period of the $52.0 million in advances is 3.28 years and the weighted average remaining period before such advances could be put to the Company is 0.77 years.

The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $533,264 and $399,000 at June 30, 2009 and 2008, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance is payable in full at its maturity date with a prepayment penalty for fixed rate advances.

The maximum amounts advanced from the FHLB were $392,973, $398,966, and $254,216 during the years ended June 30, 2009, 2008, and 2007, respectively. At June 30, 2009, the Company had $44.7 million available immediately and an additional $191.2 million available with additional collateral, for advances from the FHLB for terms up to ten years and $10,000 available under a federal funds line of credit with a major bank.

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has sold securities under various agreements to repurchase for total proceeds of $130,000. The repurchase agreements have fixed interest rates between 3.24% and 4.75%, weighted average rate of 4.32%, and scheduled maturities between January 2012 and December 2017. Under these agreements, the Company may be required to repay the $130,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 5.36 years and the weighted average remaining period before such repurchase agreements could be called is 0.70 years.

9.	JUNIOR SUBORDINATED DEBENTURES AND OTHER BORROWINGS

Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% (3.06% at June 30, 2009), with interest paid quarterly starting February 16, 2005.

The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At June 30, 2009 the amount outstanding was $160,000 and the available borrowings from this source was $187,071. These borrowings are collateralized by consumer loans, and mortgage-backed securities.

10.	INCOME TAXES

The provision for income taxes is as follows for the years ended June 30:

	2009	2008	2007
Current:
Federal	$4,675	$3,394	$1,377
State	1,690	1,162	489

	6,365	4,556	1,866
Deferred:
Federal	(1,069)	(1,333)	305
State	(390)	(408)	113

	(1,459)	(1,741)	418

Total	$4,906	$2,815	$2,284

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended June 30:

	2009	2008	2007
Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	7.10	7.27	7.03
Cash surrender value	(0.52)	(0.89)	(1.00)
Non-deductible stock option expense	0.05	0.21	0.94
Non-taxable dividend income	—	(1.56)	—
Other	0.09	1.12	(0.21)

Effective tax rate	40.72%	40.15%	40.76%

The components of the net deferred tax asset are as follows at June 30:

	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses and charge-offs	$2,073	$1,570
State taxes	171	279
Stock-based compensation expense	553	595
Deferred compensation	99	274
Securities impaired	3,015	448

	5,911	3,166

Deferred tax liabilities:
Deferred loan fees	(217)	(296)
FHLB stock dividend	(1,020)	(1,108)
Other assets - prepaids	(51)	(84)
Depreciation	(122)	(77)
Unrealized net gains on securities	(1,287)	(683)

	(2,697)	(2,248)

Net deferred tax asset	$3,214	$918

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2009 and 2008, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

The Company is subject to federal income tax and income tax of the state of California as well as various other states. The Company’s federal income tax returns for the years ended June 30, 2005, 2006, 2007, and 2008 and its California state tax returns for the years ended June 30, 2004, 2005, 2006, 2007 and 2008 are open to audit under the statutes of limitations by the Internal Revenue Service and California Franchise Tax Board.

11.	STOCKHOLDERS’ EQUITY

Common Stock and Common Stock Warrants. Changes in common stock issued and outstanding were as follows for the years ended June 30:

	2009		2008		2007
	Issued	Outstanding	Issued	Outstanding	Issued	Outstanding
Beginning of year:	8,627,840	8,299,563	8,587,090	8,267,590	8,561,725	8,380,725
Common stock issued through option exercise	27,935	22,846	20,000	20,000	1,575	1,575
Purchase of Treasury Stock	—	(276,200)	—	—	—	(156,000)
Common stock issued through preferred stock conversion	—	—	—	—	7,690	7,690
Common stock issued through grants	50,300	36,559	20,750	11,973	16,100	33,600

End of year:	8,706,075	8,082,768	8,627,840	8,299,563	8,587,090	8,267,590

During the year ended June 30, 2007, the Company issued 1,575 shares of common stock for $88 from the exercise of nonqualified stock options (including $82 income tax benefit). Also, the Company reduced its common shares outstanding by purchasing 156,000 shares of treasury stock for $1,103 under the Company’s common stock buyback program approved on June 30, 2005.

During the year ended June 30, 2008, the Company issued 20,000 shares of common stock for $116 from the exercise of nonqualified stock options (including $25 income tax benefit). Also, the Company issued 20,750 shares upon vesting of restricted stock units. Pursuant to the 2004 Stock Incentive Plan (see Note 12), the company repurchased 8,777 of those shares to fund the tax liability associated with the vesting of the award for a net increase in outstanding shares of 11,973.

During the year ended June 30, 2009, the Company entered into an “Exchange Agreement” with five directors, allowing a fair value exchange of options about to expire for restricted stock (see Note 12). The Company issued 27,935 shares of common stock for $179 under the exchange agreement (including $73 income tax benefit) the company repurchased 5,089 of those shares to fund the tax liability associated with the exchange for a net increase in outstanding shares of 22,846. Also, the Company issued 50,300 shares upon vesting of restricted stock units. Pursuant to the 2004 Stock Incentive Plan (see Note 12), the company repurchased 13,741 of those shares to fund the tax liability associated with the vesting of the award for a net increase in outstanding shares of 36,559. The Company further reduced its common shares outstanding by purchasing 276,200 shares of treasury stock for $982 under the Company’s common stock buyback programs approved on June 30, 2005, which was expanded November 20, 2008 to allow for the repurchase of 500,000 additional shares.

Convertible Preferred Stock. On October 28, 2003, the Company commenced a private placement of Series A–6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009 (the “Series A”). The rights, preferences and privileges of the Series A preferred stock were established in a certificate filed by the Company with the State of Delaware on October 27, 2003, and generally include the holder’s right to a six percent (6%) per annum cumulative dividend payable quarterly, the Company’s right to redeem some or all of the outstanding shares at par after five years and the holders’ right to convert all or part of the face value of his Series A preferred stock into the Company’s common stock at $10.50 per share, increasing in three increments to $18.00 per share after January 1, 2008. The Company’s right to redeem the Series A is perpetual and starts immediately after issuance (with a premium payable to the holder starting at 5% in the first year and declining to 1% in the fifth year). The holder’s right to convert to the Company’s common stock started immediately after purchase and expired on January 1, 2009.

During the year ended June 30, 2004, the Company issued $6,750 of Series A preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $113. The Company has declared and paid dividends to holders of its Series A preferred stock totaling $309, $309, and $312 for the years ended June 30, 2009, 2008, and 2007, respectively. In January 2006, 150 shares of preferred stock were converted into common shares. As a result, the Company reduced Series A preferred stock by $1,474 and increased additional paid in capital by $1,474. In January 2007, 10 shares of Series A preferred stock were converted into common shares. As a result, the Company reduced Series A preferred stock by $100 and increased additional paid in capital by $100.

In June 2008 the Company commenced a private offering of up to $14 million in aggregate liquidation amount of a newly created series of its preferred stock designated “Series B – 8% Cumulative Convertible Nonparticipating Perpetual Preferred Stock (the “Series B preferred stock”). The Series B preferred stock has a liquidation preference of $1,000 per share over shares of common stock. In the event of liquidation, the Series B preferred stock ranks pari passu with the Series A. The Series B preferred stock is entitled to cumulative dividends at a rate of 8.0% per annum when and as declared by the Company’s board of directors quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Each share of Series B preferred stock is immediately convertible at the option of the holder into 111 shares of the Company’s common stock, par value $0.01 per share Common Stock, which is equivalent to a conversion price of $9.00 per share of Common Stock. Under certain circumstances specified in the Certificate of Designation, the Company may require holders of Series B preferred stock to convert their shares into Common Stock. Generally, the Series B preferred stock has no voting rights and may be redeemed by the Company at a 5% premium starting in June of 2011, a 3% premium starting in June 2012 or a 2% premium anytime after June 2013.

During the year ended June 30, 2008, the Company issued $3,750 of Series B preferred stock representing 3,750 shares at a $1,000 face value. The Company declared dividends to holders of its Series B preferred stock totaling $3, for the year ended June 30, 2008.

During the year ended June 30, 2009, the Company issued $1,040 Series B preferred stock representing 1,040 shares at a $1,000 face value, less issuance costs of $23. The $1,017 net proceeds of the offering will be used for general corporate purposes, including additional capital funding to support asset growth at the Bank. The Company declared dividends to holders of its Series B preferred stock totaling $380 for the year ended June 30, 2009.

12.	STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the 2004 Stock Incentive Plan (“2004 Plan”) and the 1999 Stock Option Plan (“1999 Plan”), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants.

1999 Stock Option Plan. In July 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan and in August 2001, the Company’s shareholders approved an amendment to the 1999 Plan such that 15% of the outstanding shares of the Company would always be available for grants under the 1999 Plan. The 1999 Plan is designed to encourage selected employees and directors to improve operations and increase profits, to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The 1999 Plan provisions require that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and nonqualified options. The options issued under the 1999 Plan generally vest in between three and five years. Option expiration dates are established by the plan administrator but may not be later than 10 years after the date of the grant.

In November 2007, the shareholders of the Company approved the termination of the 1999 Plan. No new option awards will be made under the 1999 Plan and the outstanding awards under the 1999 Plan will continue to be subject to the terms and conditions of the 1999 Plan.

Agreement with Certain Directors to Exchange Fair Value of Options for Restricted Stock

On May 21, 2009, the Company approved a form of Exchange Agreement available to five directors of the Company who in 1999 were issued non-qualified stock option contracts which expire August 13, 2009. Given the short time frame to exercise the stock option contracts which entitle the five directors to a total of 179,457 shares of common at a price of $4.19 per share, the non affected directors of the Company determined it was in the best interest of the Company to provide a fair value exchange option. The Exchange Agreement allows these fully vested options to be exchanged for a smaller number of fully vested restricted stock shares under the conditions set forth in the Company’s 2004 Plan. The Company’s 2004 Plan allows each director to receive fewer restricted stock shares (net settle) and use the surrendered shares to fund income tax liabilities. On May 28, 2009, each of the five directors, entered into the Exchange Agreement and may select a future date to cancel their 1999 fully-vested stock option contracts and receive a fully-vested restricted stock grant under the 2004 Plan based upon the fair value of the option contracts cancelled.

At year ended June 30, 2009, three of the directors have made the conversion surrendering 81,974 options and received 27,935 shares of restricted common stock for $179 (including $73 income tax benefit). The remaining two directors have elected to make the exchange in August 2009.

2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At June 30, 2009, there were a maximum of 1,438,135 shares available for issuance under the limits of the 2004 Plan.

Stock Options. Prior to July 1, 2005, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations, as permitted by SFAS No. 123. No stock option compensation cost was recognized in the income statements as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

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

The Company’s income before income taxes and net income for the year ended June 30, 2009, 2008 and 2007 included stock option compensation cost of $209, $478 and $397 respectively. The total income tax benefit was $85, $192 and $162 for year ended June 30, 2009, 2008 and 2007, respectively. At June 30, 2009, unrecognized compensation expense related to non-vested grants aggregated to $51 and is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
For the fiscal year ended June 30,
2010	$49
2011	2
2012	—
2013	—
2014	—

Total	$51

The fair value of each option awarded under the Plans is estimated on the date of grant based on the Black- Scholes option pricing model. The weighted average grant-date fair value and the assumptions used in the valuations for each period are summarized as follows:

	Year Ended June 30,
	2009	2008	2007
Weighted-average grant-date fair value per share	—	—	$3.95
Assumptions used:
Risk-free interest rates	—	—	4.75% to 5.00%
Dividends	—	—	0.00%
Volatility	—	—	31.87% to 32.45%
Weighted-average expected life	—	—	6.0 to 6.25 years

A summary of stock option activity under the Plans during the period July 1, 2006 to June 30, 2009 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding—June 30, 2006	816,069	$7.08
Granted	160,000	$7.28
Exercised	(1,575)	$4.19
Cancelled	(37,500)	$8.94

Outstanding—June 30, 2007	936,994	$7.05
Granted	—
Exercised	(20,000)	$4.19
Cancelled	(10,750)	$9.32

Outstanding—June 30, 2008	906,244	$7.09

Granted	—
Exercised	—
Converted	(81,973)	$4.19
Cancelled	(63,900)	$8.06

Outstanding—June 30, 2009	760,371	$7.32

Options exercisable—June 30, 2007	651,924	$6.51

Options exercisable—June 30, 2008	804,496	$6.96

Options exercisable—June 30, 2009	743,213	$7.32

The following table summarizes information as of June 30, 2009 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$4.19	278,610	0.8	278,610	$4.19
$7.35	120,200	7.1	104,844	$7.35
$8.50	7,500	6.4	7,500	$8.50
$9.20	7,500	6.1	7,500	$9.20
$9.50	164,000	6.1	162,198	$9.50
$10.00	181,561	3.9	181,561	$10.00
$11.00	1,000	3.0	1,000	$11.00

$7.32	760,371	3.8	743,213	$7.32

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at June 30, 2009 were $529 and $529, respectively. The aggregate intrinsic value of options exercised or converted during the years ended June 30, 2009, 2008 and 2007 was $343, $64 and $5, respectively. The exercised options for 2009 were those exchanged by directors.

Restricted Stock and Restricted Stock Units. In July 2005, the Company’s Board of Directors approved the first stock award under the 2004 Stock Incentive Plan. On July 25, 2005, 19,300 shares were awarded to directors and employees. Additional stock awards totaling 16,100 shares were granted to directors on July 24, 2006. The stock awards vest one-third on each one-year anniversary of the grant date and 28,234 shares were vested and issued as of June 30, 2009.

During the year ended June 30, 2008, the Company’s Board of Directors granted 131,253 restricted stock units to employees and directors. The chief executive officer received 83,000 restricted stock units, which vest ratably on each of the four fiscal year ends of the initial term in his employment contract. All other restricted stock unit awards granted during the year ended June 30, 2008, vest over three years, one-third on each anniversary of the grant date and 56,383 shares were vested and issued as of June 30, 2009.

During the year ended June 30, 2009, the Company’s Board of Directors granted 95,335 restricted stock units to employees and directors. The chief executive officer received 44,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2009, vest over three years, one-third on each anniversary of the grant date and 14,667 shares were vested and issued as of June 30, 2009.

The Company’s income before income taxes and net income for the years ended June 30, 2009, 2008 and 2007 included stock award expense of $442 and $299 and $92, respectively. The income tax benefit was $180, $120 and $37.The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At June 30, 2009, unrecognized compensation expense related to non-vested awards aggregated to $848 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
For the fiscal year ended June 30:
2010	$435
2011	380
2012	33
2013	—

Total	$848

The following table presents the status and changes in restricted stock grants from July 1, 2006 through June 30, 2009:

	Restricted Stock and restricted stock unit Shares	Weighted- Average Grant-Date Fair Value
Non-vested balance at June 30, 2006	17,500	$9.50
Granted	16,100	$7.35
Vested	(5,831)	$9.50
Cancelled	—	—

Non-vested balance at June 30, 2007	27,769	$8.25

Granted	131,253	$6.98
Vested	(31,951)	$7.52
Cancelled	—	—

Non-vested balance at June 30, 2008	127,071	$7.13

Granted	95,335	$6.03
Vested	(61,502)	$7.09
Cancelled	(7,800)	$6.57

Non-vested balance at June 30, 2009	153,104	$6.49

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At June 30, 2009, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

13.	EARNINGS PER SHARE

Information used to calculate earnings per share for years ended June 30, 2009, 2008 and 2007, was as follows:

	2009	2008	2007
Earnings Per Common Share
Net income	$7,142	$4,196	$3,319
Preferred stock dividends	(690)	(312)	(312)

Net income attributable to common shareholders	$6,452	$3,884	$3,007

Average common shares issued and outstanding	8,131,654	8,261,100	8,283,098
Earnings per common share	$0.79	$0.47	$0.36

Diluted Earnings Per Common Share
Net income attributable to common shareholders	$6,452	$3,884	$3,007
Preferred stock dividends to dilutive convertible preferred	381	—	—

Dilutive net income attributable to common shareholders	$6,833	$3,884	$3,007

Average common shares issued and outstanding	8,131,654	8,261,100	8,283,098
Dilutive effect of stock options	64,596	113,509	122,117
Dilutive effect of Stock Grants	821	941	—
Dilutive effect of convertible preferred stock	527,457	—	—

Total dilutive common shares issued and outstanding	8,724,528	8,375,550	8,405,215

Diluted earnings per common share	$0.78	$0.46	$0.36

Options and restricted stock grants of 681,677, 693,254 and 575,094 shares for the years ended June 30, 2009, 2008 and 2007, respectively, were not included in determining diluted earnings per share, as they were antidilutive.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases office space under an operating lease agreement scheduled to expire in October 2012. The Company pays property taxes, insurance and maintenance expenses related to this lease. Rent expense for the years ended June 30, 2009, 2008 and 2007 was $323, $316, and $315, respectively.

Pursuant to the terms of this non-cancelable lease agreement in effect at June 30, 2009, future minimum lease payments are as follows:

2010	$334
2011	344
2012	355
2013	121
2014	—

Total	$1,154

15.	OFF-BALANCE-SHEET ACTIVITIES

Credit-Related Financial Instruments. The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2009 and 2008, we had commitments to originate or purchase loans and investment securities of $5.5 million and $22.8 million. At June 30, 2009, we also had commitments to sell loans of $6.1 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to tangible assets (as defined). As of June 30, 2009, the Bank met all capital adequacy requirements to which it is subject. As of June 30, 2009, the most recent filing date with the OTS, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s categorization.

The Bank’s actual capital amounts and ratios as of June 30, 2009 and 2008 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Leverage (core) capital (to adjusted tangible assets)	$90,416	6.98%	$51,788	4.00%	$64,735	5.00%
Tier I capital (to risk-weighted assets)	90,416	14.86%	N/A	N/A	36,502	6.00%
Total capital (to risk-weighted assets)	95,170	15.64%	48,670	8.00%	60,837	10.00%
Tangible capital (to tangible assets)	90,416	6.98%	19,421	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
June 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Leverage (core) capital (to adjusted tangible assets)	$84,562	7.09%	$47,717	4.00%	$59,646	5.00%
Tier I capital (to risk-weighted assets)	84,562	13.95%	N/A	N/A	36,373	6.00%
Total capital (to risk-weighted assets)	87,272	14.40%	48,498	8.00%	60,622	10.00%
Tangible capital (to tangible assets)	84,562	7.09%	17,894	1.50%	N/A	N/A

17.	EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

Employment Agreements. In July 2003, the Company entered into employment agreements with three of the Company’s executive officers. Under these agreements, if the Company terminates one or more of the executive officers for any reason other than cause, then the Company must (a) pay that officer normal compensation in effect through the date of termination; (b) pay that officer a severance payment equal to 12 times his then-current base monthly salary, payable at the option of the Board of Directors either in one lump sum or in 12 equal installments; and (c) continue group insurance benefits for that officer for one year from termination or until that officer commences work with a new employer providing group medical insurance benefits to that officer. In addition, if the executive officer’s employment is terminated for any reason other than for cause, or that officer’s employment is terminated due to death or disability, then all stock options currently held by such officer will fully vest as of the termination date. Each agreement automatically renews in one-year terms unless terminated by either Bank of Internet USA or the officer. In addition, each agreement specifies bonuses for each executive officer, which are contingent upon the Company’s financial performance and the executive officer’s continued employment with the Company. The Company incurred bonus expense of $20, $55, and $85 for the years ended June 30, 2009, 2008, and 2007, respectively, in connection with these executive officer bonuses.

On October 22, 2007, the Company executed an employment agreement (the “Employment Agreement”) with Gregory Garrabrants pursuant to which he was appointed to serve as the Company’s Chief Executive Officer (“CEO”) effective immediately. The term of the Employment Agreement is from October 22, 2007 through October 22, 2011. Under the Employment Agreement, Mr. Garrabrants receives an annual base salary of $285,000, an annual short-term cash bonus, an initial restricted stock grant, an annual restricted stock grant and medical and other benefits. Mr. Garrabrants has the opportunity to earn as much as $171,000 (or 60% of his base pay at the time) as an annual short-term bonus based upon annual objectives set by the Board of Directors. Mr. Garrabrants earned short-term bonuses of $171,000 for fiscal 2008 and fiscal 2009. Also under the terms of the Employment Agreement, Mr. Garrabrants is entitled to i) an initial restricted stock unit award of 83,000 shares, which vests one forth at each fiscal year-end for 2008-2011 and ii) an annual restricted stock unit award, at the end of fiscal 2008 he was awarded 44,000 shares and will be awarded a minimum of 32,000 shares at the end of fiscal 2009. The annual restricted stock unit award increases based upon the return on equity of the Company each year. Annual awards vest over three years from the grant date of each award after each fiscal year. The maximum annual restricted stock unit shares Mr. Garrabrants may be awarded in any year is 272,000 and the maximum aggregate number of shares for all restricted share awards under the Employment Agreement is 500,000 shares. Mr. Garrabrants received a relocation allowance of $95,000, net of income tax, and is be entitled to the same paid vacation and fringe benefits including health and welfare benefits that all senior executives receive under the current Company policies. Upon termination of the Employment Agreement by the Company “without cause” or by Mr. Garrabrants for “good reason” (as such terms are defined in the Employment Agreement), Mr. Garrabrants will be entitled to (a) an amount in cash equal to two times his base salary, (b) a pro-rated portion of his annual short-term bonus, (c) accelerated vesting of his outstanding restricted stock unit awards, (d) at the Company’s election, either a pro-rated portion of his annual restricted stock unit award based upon the Company’s return on equity, or an equivalent amount in cash, and (e) continuation of health benefits for up to twelve months.

On October 22, 2007, the Company and its former CEO Mr. Gary Lewis Evans, executed an amendment to the July 1, 2003 Employment Agreement by and between Mr. Evans and Bank of Internet USA (the “Amendment”). The Amendment provides for the resignation of Mr. Evans from the office of CEO and appointed him Chief Operating Officer (“COO”) of the Company. During 2008, the Compensation Committee and the Board of Directors of the Company approved a further amendment to the July 1, 2003 employment contract of Mr. Evans to provide that the severance and vesting provisions of Mr. Evans’ employment contract are the same whether he resigns or is terminated without cause. The amendment was made in connection with the resignation of Mr. Evans as a director of the Company and its subsidiary, Bank of Internet USA and supersedes any prior amendment. As a result of the amendment of Mr. Evans employment agreement, registrant incurred a one-time pretax compensation expense of $352,000 in the quarter ended March 31, 2008.

401(k) Plan. The Company has a 401(k) Plan whereby substantially all of its employees participate in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. For the year ended June 30, 2009, 2008, and 2007 expense attributable to the plan amounted to $1, $1, and $1, respectively.

Deferred Compensation Plans. Effective August 1, 2003, the Company adopted the Bank of Internet USA Nonqualified Deferred Compensation Plans (“Deferred Compensation Plans”) which cover designated key management employees and directors who elect to participate. The Deferred Compensation Plans allow eligible employees and directors to elect to defer up to 100% of their compensation, including commissions, bonuses and director fees. Although the Deferred Compensation Plans provide that the Company may make discretionary contributions to a participant’s account, no such discretionary contributions have been made through the period ending June 30, 2009. Participant deferrals are fully vested at all times, and discretionary contributions, if any, will be subject to a vesting schedule specified by the Company. Participants in the Deferred Compensation Plans may elect to invest their accounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the book value of the Company’s common stock. The Compensation Committee of the Board of Directors administrates the Deferred Compensation Plans. At June 30, 2009 and 2008, there was $96 and $640 deferred in connection with the Deferred Compensation Plans.

18.	PARENT-ONLY CONDENSED FINANCIAL INFORMATION

The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:

BofI Holding, Inc.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	June 30,
	2009	2008
ASSETS

Cash and cash equivalents	$824	$2,366
Investment securities held to maturity	2,241	—
Other assets	291	302
Due from subsidiary	100	100
Investment in subsidiary	99,768	85,579

TOTAL	$103,224	$88,347

LIABILITIES AND STOCKHOLDERS’ EQUITY

Junior subordinated debentures	$5,155	$5,155
Accrued interest payable	16	28
Accounts payable and accrued liabilities	234	82

Total liabilities	5,405	5,265

Stockholders’ equity[1]	97,819	83,082

TOTAL	$103,224	$88,347

BofI Holding, Inc.

STATEMENTS OF INCOME

(Dollars in thousands)

	Year Ended June 30,
	2009	2008	2007
Interest income	$287	$19	$30
Interest expense	238	369	414

Net interest (expense) income	49	(350)	(384)
Non-interest income (loss)	6	(6)	(31)
Non-interest expense—general and administrative	1,275	1,416	1,084

Loss before dividends from subsidiary and equity in undistributed income of subsidiary	(1,220)	(1,772)	(1,499)
Dividends from subsidiary	1,900	760	760
Equity in undistributed earnings of subsidiary	7,916	5,208	4,058

Net income [1]	$8,596	$4,196	$3,319

(1)	The parent-only equity and the parent-only net income of BofI Holding, Inc. differs from consolidated equity and net income due to elimination entries made to re-consolidate certain RMBS securities included in the BIRT Re-remic trust created during the year ended June 30, 2009. Consolidated stockholders’ equity and consolidated net income of $88,939 and $7,142, respectively, each include an other-than-temporary credit impairment loss of $1,454. In addition, consolidated equity includes an other-than-temporary non-credit impairment charged to other comprehensive income of $7,426, net of income tax benefits.

BofI Holding, Inc.

STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,596	$4,196	$3,319
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(279)	—	—
Stock-based compensation expense	651	776	491
Equity in undistributed earnings of subsidiary	(7,916)	(5,208)	(4,058)
Increase in other assets	11	17	107
Decrease in other liabilities	(46)	(6)	(9)

Net cash from operating activities	1,017	(225)	(150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held ot maturity securities	(791)	—	—
Investment in subsidiary	(1,171)	(4,500)	(5,000)

Net cash from investing activities	(1,962)	(4,500)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock—Series B	1,017	3,750	—
Proceeds from exercise of common stock options	1	91	—
Tax effect from exercise of common stock options	(15)	14	88
Purchase treasury shares	(1,006)	—	(1,103)
Cash dividends on convertible preferred stock	(594)	(312)	(312)

Net cash provided from financing activities	(597)	3,543	(1,327)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,542)	(1,182)	(6,477)

CASH AND CASH EQUIVALENTS—Beginning of year	2,366	3,548	10,025

CASH AND CASH EQUIVALENTS—End of year	$824	$2,366	$3,548

19.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	Year Ended June 30,
	2009	2008	2007

Unrealized gain (loss) from securities:

Net unrealized gain (loss) from available for sale securities	$8,806	$4,850	$436
Other-than-temporary impairment on HTM securities recognized in other comprehensive income	(12,377)	—	—
Reclassification of net (gain) loss from available for sale securities included in income	5,086	(1,711)	(403)

Unrealized gain (loss), net of reclassification adjustments, before income tax	1,515	3,139	33

Income tax provision	606	1,257	13

Other comprehensive income	$909	$1,882	$20

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended
	June 30,	March 31,	December 31,	September 30,
2009
Interest and dividend income	$20,553	$18,541	$19,507	$19,177
Interest expense	9,250	10,066	10,738	11,365

Net interest income	11,303	8,475	8,769	7,812
Provision for loan losses	1,900	1,200	1,125	505

Net interest income after provision for loan losses	9,403	7,275	7,644	7,307
Non-interest income (loss) [1]	923	300	14	(7,924)
Non-interest expense [2]	4,219	3,190	3,008	2,477

Income before income taxes	6,107	4,385	4,650	(3,094)
Income tax expense (benefit)	2,503	1,791	1,889	(1,277)

Net income	$3,604	$2,594	$2,761	$(1,817)

Net income (loss) attributable to common stock	$3,431	$2,421	$2,588	$(1,988)

Basic earnings per share	$0.43	$0.30	$0.32	$(0.24)
Diluted earnings per share	$0.41	$0.30	$0.32	$(0.24)

	Quarters Ended
	June 30,	March 31,	December 31,	September 30,
2008
Interest and dividend income	$18,534	$16,174	$14,971	$13,622
Interest expense	11,567	11,513	11,541	10,660

Net interest income	6,967	4,661	3,430	2,962
Provision for loan losses	1,122	835	264	5

Net interest income after provision for loan losses	5,845	3,826	3,166	2,957
Non-interest income (loss)	(425)	1,023	333	448
Non-interest expense	2,464	3,138	2,410	2,150

Income before income taxes	2,956	1,711	1,089	1,255
Income tax expense	1,176	693	438	508

Net income	$1,780	$1,018	$651	$747

Net income attributable to common stock	$1,700	$940	$574	$670

Basic earnings per share	$0.21	$0.11	$0.07	$0.08
Diluted earnings per share	$0.20	$0.11	$0.07	$0.08

(1)	The loss in non-interest income (loss) for the quarter ended September 30, 2008 was the result of the announcement on September 7, 2008, by the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. The U.S. Treasury also announced that dividends on Fannie Mae and Freddie Mac common and preferred stock were eliminated. Based upon the government announcement, we sold our investment in Fannie Mae Preferred stock on September 8, 2008 at a significant loss. The book value of our Fannie Mae preferred stock investment was $9.1 million at June 30, 2008 and the loss realized after the sale in the first quarter of fiscal 2009 was $7.9 million pretax or approximately $4.7 million after tax.

(2)	The increase in non-interest income in the quarter ended June 30, 2009 was due to an increase in compensation costs, legal fees and FDIC regulatory fees specifically the FDIC special assessment of $605 on assets at the quarter ended June 30, 2009.