Form 10-Q
period 2009-09-30
BofI Holding, Inc.
filed 2009-11-04
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,164,914 shares of common stock as of October 30, 2009.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2009	June 30, 2009
ASSETS
Cash and due from banks	$4,351	$3,441
Federal funds sold	4,045	4,965

Total cash and cash equivalents	8,396	8,406
Securities:
Trading	5,299	5,445
Available for sale	275,720	265,807
Held to maturity	382,481	350,898
Stock of the Federal Home Loan Bank, at cost	18,848	18,848
Loans held for sale	3,365	3,190
Loans—net of allowance for loan losses of $5,270 in September 2009; $4,754 in June 2009	595,140	615,463
Accrued interest receivable	6,099	5,868
Furniture, equipment and software—net	494	436
Deferred income tax	3,782	3,214
Cash surrender value of life insurance	4,777	4,730
Other real estate owned and reposessed vehicles	5,032	5,651
Other assets	14,636	14,252

TOTAL	$1,324,069	$1,302,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$3,489	$3,509
Interest bearing	760,024	645,015

Total deposits	763,513	648,524
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	225,988	262,984
Federal Reserve Discount Window and other borrowings	105,155	165,155
Accrued interest payable	2,020	2,108
Accounts payable and accrued liabilities	4,377	4,498

Total liabilities	1,231,053	1,213,269
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized;
Series A—$10,000 stated value; 515 (Sept. 2009) and 515 (June 2009) shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value; 4,790 (Sept. 2009) and 4,790 (June 2009) shares issued and outstanding	4,767	4,767
Common stock—$0.01 par value; 25,000,000 shares authorized; 8,791,068 shares issued and 8,164,914 shares outstanding (Sept. 2009); 8,706,075 shares issued and 8,082,768 shares outstanding (June 2009);	88	87
Additional paid-in capital	61,717	61,320
Accumulated other comprehensive income—net of tax	2,090	1,926
Retained earnings	22,900	19,365
Treasury stock	(3,609)	(3,589)

Total stockholders’ equity	93,016	88,939

TOTAL	$1,324,069	$1,302,208

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$10,350	$9,780
Investments	11,427	9,397

Total interest and dividend income	21,777	19,177

INTEREST EXPENSE:
Deposits	5,431	6,327
Advances from the Federal Home Loan Bank	2,224	3,554
Other borrowings	1,557	1,484

Total interest expense	9,212	11,365

Net interest income	12,565	7,812
Provision for loan losses	2,000	505

Net interest income, after provision for loan losses	10,565	7,307

NON-INTEREST INCOME:
Realized gain (loss) on securities:
Sale of FNMA preferred stock	—	(7,902)
Sale of mortgage-backed securities	—	6

Total realized gain (loss) on securities	—	(7,896)
Unrealized gain (loss) on securities:
Total impairment losses	(1,390)	—
Loss recognized in other comprehensive loss	21	—

Net impairment loss recognized in earnings	(1,369)	—
Fair value loss on trading securities	(142)	(177)

Total unrealized loss on securities	(1,511)	(177)
Prepayment penalty fee income	47	42
Mortgage banking income	332	1
Banking service fees and other income	123	106

Total non-interest income (loss)	(1,009)	(7,924)

NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	1,408	1,263
Professional services	284	194
Occupancy and equipment	104	99
Data processing and internet	200	188
Advertising and promotional	84	93
Depreciation and amortization	54	41
FDIC and OTS regulatory fees	395	165
Other general and administrative	748	434

Total non-interest expense	3,277	2,477

INCOME (LOSS) BEFORE INCOME TAXES	6,279	(3,094)
INCOME TAXES (BENEFIT)	2,571	(1,277)

NET INCOME (LOSS)	$3,708	$(1,817)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$3,535	$(1,988)

COMPREHENSIVE INCOME (LOSS)	$3,872	$(2,771)

Basic earnings (loss) per share	$0.43	$(0.24)
Diluted earnings (loss) per share	$0.41	$(0.24)

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

			Common Stock				Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
	Preferred Stock		Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE — July 1, 2009	5,305	$9,830	8,706,075	(623,307)	8,082,768	$87	$61,320	$19,365	$1,926	$(3,589)	$88,939
Comprehensive income:
Net income	—	—	—	—	—	—	—	3,708	—	—	3,708
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	164	—	164

Total comprehensive income											$3,872

Cash dividends on convertible preferred stock	—	—	—	—	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—	—	—	—	—	—	132	—	—	—	132
Restricted stock grants	—	—	9,960	(784)	9,176	—	—	—	—	(5)	(5)
Stock option exercises and tax effect of equity compensation	—	—	75,033	(2,063)	72,970	1	265	—	—	(15)	251

BALANCE — September 30, 2009	5,305	$9,830	8,791,068	(626,154)	8,164,914	$88	$61,717	$22,900	$2,090	$(3,609)	$93,016

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,708	$(1,817)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of premiums (discounts) on securities	(6,408)	(2,933)
Amortization (accretion) of premiums (discounts) and deferred loan fees	(1,607)	27
Amortization of borrowing costs	4	7
Stock-based compensation expense	132	163
Net loss on sale of investment securities	—	7,896
Valuation of financial instruments carried at fair value	142	177
Impairment charge on securities held to maturity	1,369	—
Provision for loan losses	2,000	505
Deferred income taxes	(678)	(2,813)
Origination of loans held for sale	(25,006)	(213)
Net gain on sales of loans held for sale	(332)	(1)
Proceeds from sale of loans held for sale	25,163	214
Depreciation and amortization	54	41
Stock dividends from the Federal Home Loan Bank	—	(275)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(231)	106
Other assets	1,182	446
Accrued interest payable	(88)	(65)
Accounts payable and accrued liabilities	(3,361)	(413)

Net cash provided by (used in) operating activities	(3,957)	1,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities and time deposits	(69,491)	(27,714)
Proceeds from sale of mortgage-backed securities	—	1,170
Proceeds from repayments of securities and time deposits	33,312	26,382
Origination of loans	(8,436)	(12,029)
Proceeds from sales of repossessed assets	3,124	—
Purchase of loans, net of discounts and premiums	(1,633)	(15,349)
Principal repayments on loans	29,005	34,364
Purchases of furniture, equipment and software	(112)	(15)

Net cash provided by (used in) investing activities	(14,231)	6,809

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	114,989	(13,208)
Proceeds from the Federal Home Loan Bank advances	21,000	7,000
Repayment of the Federal Home Loan Bank advances	(58,000)	(13,000)
Proceeds from borrowing at the Fed Discount Window	100,000	—
Repayment of borrowing at the Fed Discount Window	(160,000)	—
Proceeds from exercise of common stock options	152	—
Proceeds from issuance of preferred stock—Series B	—	1,019
Tax benefit from exercise of common stock options	114	(10)
Cash dividends paid on convertible preferred stock	(77)	(78)

Net cash provided by (used in) financing activities	18,178	(18,277)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10)	(10,416)
CASH AND CASH EQUIVALENTS — Beginning of period	8,406	16,264

CASH AND CASH EQUIVALENTS — End of period	$8,396	$5,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$9,296	$11,424
Income taxes paid	$2,200	$1,840
Transfers to real estate owned	$944	$1,776
Adoption of fair value—securities transferred from HTM to trading	$—	$11,055
Preferred stock dividends—declared but not paid	$96	$93

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding Inc., the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Management evaluated subsequent events through November 4, 2009, the date the condensed consolidated financial statements were issued. We have not evaluated subsequent events relating to these financial statements after this date. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2009 included in our Annual Report on Form 10-K.

Certain reclassifications have been made to the prior-period financial statements to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

Investment Securities. We classify investment securities as either trading, available for sale or held to maturity. Trading securities are those securities for which we have elected fair value accounting in accordance with SFAS No. 159, see footnote 3. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available for sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair value from our internal pricing models. Securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Amortization of purchase premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

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

General loan loss reserves for real estate loans are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated allowance rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios. General loss reserves for consumer loans are calculated by grouping each loan by credit score (e.g. FICO) at origination and applying and estimated allowance to each group. Specific reserves are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve is based on discounted cash flows, observable market prices or the estimated value of underlying collateral.

New Accounting Pronouncements.

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of US GAAP. This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPS), Accounting Principals Board (APB) Opinions and Accounting Research Bulletins (ARBs) along with the remaining body of GAAP effective as of June 30, 2009. Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the codification is referenced by Topic, Subtopic, Section and paragraph.

In June 2008, the FASB issued new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities. This new guidance addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earning allocation in computing earnings per share under the two class method described in ASC Topic 260. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted this new guidance on July 1, 2009 which had the effect of treating the Company’s unvested restricted stock awards as participating in the earnings allocation when computing earnings per share. The adoption of this new guidance did not have a significant impact on the Company’s earnings per share for any period presented.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (ASU 2009-05), which provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability when traded as an asset or a quoted price for a similar liability when traded as an asset, or another valuation method that is consistent with the principles of ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 also provides clarification that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The effective date is the first reporting period beginning after issuance. Accordingly, the Company will adopt the provisions of ASU 2009-5 in the fourth quarter 2009. The Company does not expect the adoption of the provisions of ASU 2009-5 to have a material effect on the Company’s financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (“SFAS 166”). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 166 will remain authoritative until integrated into the FASB Codification. SFAS 166 removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 Variable Interest Entities, to Variable Interest Entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. SFAS 166 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity. SFAS 167 is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

3. FAIR VALUE

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include securities with quoted prices that are traded less frequently than exchange-traded instruments and whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models such as discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level-3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At September 30, 2009, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 38.1% of all banks in the collateral pools, up from 12.4% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At September 30, 2009, the Company used a weighted average discount margin of 395 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level-3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at September 30, 2009 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $588. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $850.

Securities—available for sale and held to maturity. Available for sale securities are recorded at fair value and consist of residential mortgage-backed securities (RMBS) and debt securities issued by U.S. agencies as well as RMBS issued by non-agencies. Held to maturity securities are recorded at amortized cost and consist of RMBS issued by U.S. agencies as well as RMBS issued by non-agencies. Fair value for U.S. agency securities is generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. The market for RMBS issued by non-agencies continued to deteriorate in 2008 and 2009. The significant illiquidity in the market impacted the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level-3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level-3 fair values for each non-agency RMBS in the same manner (as described below) whether available for sale or held to maturity.

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. At September 30, 2009, the Company’s projections included increasing monthly default rates through mid 2010 and increasing monthly severity rates through late 2011 for the mortgage loans underlying these securities.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of September 30, 2009
	September 30, 2009
(Dollars in thousands)
Assets:
Securities—trading: Collateralized debt obligations	$—	$—	$5,299	$5,299

Securities—available for sale:
U.S. agencies—debt	—	58,496	—	58,496
U.S. agencies—RMBS	—	73,506	—	73,506
Non-agency RMBS	—	—	143,718	143,718

Total—securities—available for sale	$—	$132,002	$143,718	$275,720

	June 30, 2009
Assets:
Securities—trading: Collateralized debt obligations	$—	$—	$5,445	$5,445

Securities—available for sale
U.S. agencies—debt	—	59,001	—	59,001
U.S. agencies—RMBS	—	81,047	—	81,047
Non-agency RMBS	—	—	125,759	125,759

Total—securities—available for sale	$—	$140,048	$125,759	$265,807

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Trading Securities	Available for Sale Securities
	(Dollars in thousands)
Assets
Beginning Balance July 1, 2009	$5,445	$125,759
Total gains/(losses)—(realized/unrealized):
Included in earnings	(146)	—
Included in other comprehensive income	—	31
Purchases, issuances, and settlements	—	17,928
Transfers into Level 3	—	—

Ending balance September 30, 2009	$5,299	$143,718

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans has a carrying amount of $4,600 after a write-off of $779, resulting in an additional provision for loan losses of $313 during the three months ended September 30, 2009.

Held to maturity securities measured for impairment on a non-recurring basis have a carrying amount of $43,484 after a charge to income of $1,390 and recoveries from other comprehensive income of $21 during the three months ended September 30, 2009. These held to maturity securities are valued using level 3 inputs.

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments at September 30, 2009 and at the year ended June 30, 2009 were as follows:

	September 30, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$8,396	$8,396	$8,406	$8,406
Securities trading	5,299	5,299	5,445	5,445
Securities available for sale	275,720	275,720	265,807	265,807
Securities held to maturity	382,481	396,088	350,898	344,612
Stock of the Federal Home Loan Bank	18,848	N/A	18,848	N/A
Loans held for sale	3,365	3,365	3,190	3,190
Loans held for investment—net	595,140	612,083	615,463	626,588
Accrued interest receivable	6,099	6,099	5,868	5,868
Financial liabilities:
Time deposits and savings	763,513	773,448	648,524	636,479
Securities sold under agreements to repurchase	130,000	143,258	130,000	141,660
Advances from the Federal Home Loan Bank	225,988	234,634	262,984	270,893
Federal Reserve Discount Window and other borrowings	105,155	105,155	165,155	165,155
Accrued interest payable	2,020	2,020	2,108	2,108

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

4. SECURITIES

The amortized cost or carrying amount, the unrealized gains, unrealized losses and the fair value for the major categories of investment securities available for sale and held to maturity were:

	Available for sale				Held to maturity				Trading
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value	Fair Value
	September 30, 2009
	(Dollars in thousands)
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$71,804	$1,702	$—	$73,506	$43,373	$628	$(3)	$43,998	$—
Non-agency[2]	129,548	14,170	—	143,718	318,310	26,287	(13,305)	331,292	—

Total RMBS	201,352	15,872	—	217,224	361,683	26,915	$(13,308)	375,290	—

Other debt securities:
U.S. agencies[1]	58,483	13	—	58,496	20,798	—	—	20,798	—
Non-agency	—	—	—	—	—	—	—	—	5,299

Total other debt securities	58,483	13	—	58,496	20,798	—	—	20,798	5,299

Total debt securities	$259,835	$15,885	$—	$275,720	$382,481	$26,915	$(13,308)	$396,088	$5,299

	June 30, 2009
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$79,579	$1,471	$(3)	$81,047	$18,928	$538	$(5)	$19,461	$—
Non-agency[2]	111,620	14,139	—	125,759	331,970	18,251	(25,067)	325,154	—

Total RMBS	191,199	15,610	(3)	206,806	350,898	18,789	(25,072)	344,615	—

Other debt securities:
U.S. agencies[1]	59,018	—	(17)	59,001	—	—	—	—	—
Non-agency	—	—	—	—	—	—	—	—	5,445

Total other debt securities	59,018	—	(17)	59,001	—	—	—	—	5,445

Total debt securities	$250,217	$15,610	$(20)	$265,807	$350,898	$18,789	$(25,072)	$344,615	$5,445

(1)	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
(2)	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available for sale portfolio with a total fair value of $143,718 at September 30, 2009 consists of 30 different issues of super senior securities acquired in the 4th quarter ended June 30, 2009 and collateralized by seasoned prime and Alt-A first-lien mortgages.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $318,310 at September 30, 2009 consists of 86 different issues of super senior securities totaling $310,287; one senior-support security with a carrying value of $6,931 and mezzanine z-tranche securities with a carrying value of $1,094. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $1,216 impairment loss during fiscal 2009 and $1,149 during the quarter ended September 30, 2009. At June 30, 2009, the security has a remaining contractual par value of $21,271 and accretable and non-accretable discount are currently projected to be $693 and $11,319, respectively. The Company acquired the mezzanine z-tranche securities in connection with the acquisition of certain super senior Re-remics of non-agency RMBS collateralized by prime and Alt-A loans. The mezzanine z-tranche securities provide credit support for the senior RMBS (also purchased by the Company) and do not receive cash flow until the senior RMBS are fully repaid. The Company accounts for its investment in mezzanine z-tranche securities by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognize interest income over the remaining life of the security.

The current face amounts of debt securities available for sale and held to maturity that were pledged to secure borrowings at September 30, 2009 and 2008 were $523,000 and $499,000, respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Available for sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in thousands)	September 30, 2009
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—

Other debt:
U.S. agencies	—	—	—	—	—	—

Total debt securities	$—	$—	$—	$—	$—	$—

	June 30, 2009
RMBS:
U.S. agencies	$—	$—	$840	$(3)	$840	$(3)

Other debt:
U.S. agencies	53,033	(17)	—	—	53,033	(17)

Total debt securities	$53,033	$(17)	$840	$(3)	$53,873	$(20)

	Held to maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
	September 30, 2009
RMBS:
U.S. agencies	$701	$(3)	$154	$—	$855	$(3)
Non-agency	104,631	(7,408)	49,635	(5,897)	154,266	(13,305)

Total debt securities	$105,332	$(7,411)	$49,789	$(5,897)	$155,121	$(13,308)

Other debt:
Non-agency	—	—	—	—	—	—

Total other debt	—	—	—	—	—	—

Total	$105,332	$(7,411)	$49,789	$(5,897)	$155,121	$(13,308)

	June 30, 2009
RMBS:
U.S. agencies	$—	$—	$1,026	$(5)	$1,026	$(5)
Non-agency	121,735	(16,509)	61,468	(8,558)	183,203	(25,067)

Total RMBS securities	121,735	(16,509)	62,494	(8,563)	184,229	(25,072)

There were twelve securities that were in a continuous loss position at September 30, 2009 for a period of more than 12 months. There were twenty-two securities that were in a continuous loss position at June 30, 2009 for a period of more than 12 months.

At September 30, 2009, non-agency RMBS securities with a total amortized cost of $43,484 were determined to have a impairment loss of $2,833 of which $1,369 was recognized in earnings this period as an other-than-temporary impairment. Of the total impairment of $1,369, impairment of $1,150 related to the Company’s one senior-support RMBS security accounted for in accordance with ASC Topic 310 as discussed above. The balance of $219 impairment related to four non-agency RMBS with total amortized cost of $9,357 accounted for under ASC Topic 320, Accounting for certain investments. In accordance with ASC 320-10-65-65.1, Recognition and Presentation of other-than-temporary impairments, the Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The difference between the present value and the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.

To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than -temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level-3 fair values as discussed in footnote 3. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. At September 30, 2009, the Company’s projections included increasing monthly default rates through mid 2010 and increasing monthly severity rates through late 2011for the mortgage loans underlying these securities.

In accordance with ASC Topic 320-10-65-65.1, the discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition (as prescribed by ASC Topic 310 Accounting by Creditors for Impairment of a Loan) or the last accounting yield (as prescribed in ASC Topic 325-40). For securities recorded under ASC Topic 320, the Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above the discount is used in the industry-standard model to calculate the present value of the cash flows.

The Company does not intend to sell and it is more likely than not that the Company will not be required to sell those impaired debt securities or any other debt security in a loss position at September 30, 2009.

The gross gains and losses realized through earnings upon the sale of available for sale securities were as follows:

	For the three months ended September 30,
(Dollars in thousands)	2009	2008
Proceeds	$—	$1,170

Gross realized gains	$—	$6
Gross realized loss	—	(7,902)

Net gain (loss) on securities	$—	$(7,896)

At September 30, 2009 and 2008, the Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive income as follows:

(Dollars in thousands)	September 30, 2009	June 30, 2009
Available for sale debt securities – net unrealized gains	$15,885	$15,590
Held to maturity debt securities – other— than— temporary impairment loss under FSP FAS 115— 2	(12,398)	(12,377)

Subtotal	3,487	3,213
Tax expense	(1,397)	(1,287)

Net unrealized gain on investment securities in other comprehensive income	$2,090	$1,926

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available for sale and held to maturity at September 30, 2009 were:

	September 30, 2009
	Available for sale		Held to maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
	(Dollars in thousands)
RMBS—U.S. agencies(1):
Due within one year	$16,466	$18,888	$9,803	$9,963	$—
Due one to five years	26,957	28,064	19,716	19,955	—
Due five to ten years	14,285	14,234	8,013	8,105	—
Due after ten years	14,096	12,320	5,841	5,975	—

Total RMBS—U.S. agencies(1)	71,804	73,506	43,373	43,998	—

RMBS—Non- agency:
Due within one year	24,286	27,714	47,909	50,289	—
Due one to five years	62,388	71,064	102,693	110,543	—
Due five to ten years	18,026	19,519	48,954	51,084	—
Due after ten years	24,848	25,421	118,754	119,376	—

Total RMBS—Non-agency	129,548	143,718	318,310	331,292	—

Other debt:
Due within one year	58,483	58,496	—	—	—
Due one to five years	—	—	20,798	20,798	—
Due five to ten years	—	—	—	—	—
Due after ten years	—	—	—	—	5,299

Total other debt	58,483	58,496	20,798	20,798	5,299

Total	$259,835	$275,720	$382,481	$396,088	$5,299

(1)	Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5. ALLOWANCE FOR LOAN LOSS

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2009, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. We provide general loan loss reserves for our mortgage loans based upon the size and type of the mortgage loan and the loan-to-value ratio. For the three months ended September 30, 2009, we have experienced increased charge-offs. If we continue to experience an increase in charge-offs relative to the loan portfolio size, we may be required to increase our loan loss provisions in the future to provide a larger loss allowance.

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2009:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in thousands)
Balance at July 1, 2009	$1,113	$280	$1,680	$179	$1,475	$27	$4,754
Provision for loan loss	16	22	163	(2)	1,795	6	2,000
Charge-offs	(13)	(47)	(270)	—	(1,154)	—	(1,484)
Recoveries	—	—	—	—	—	—	—

Balance at September 30, 2009	$1,116	$255	$1,573	$177	$2,116	$33	$5,270

Nonperforming Loans. At September 30, 2009, $4,600 of impaired loans had no specific allowance allocations. The average carrying value of impaired loans was $3,720 for the quarter ended September 30, 2009 and $2,373 for the quarter ended June 30, 2009. The interest income recognized during the periods of impairment is insignificant for those loans impaired at September 30, 2009. Loans past due 90 days or more which were still accruing were $3,225 at September 30, 2009 and $4,715 at June 30, 2009. For loans past due 90 days or more and still accruing, the Company has received principal and interest from the servicer, even though the borrower is delinquent. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected from the sale of collateral. Nonperforming assets include nonperforming loans plus other foreclosed real estate or assets owned, net. At September 30, 2009, our nonperforming loans totaled $4,600, or 0.76% of total gross loans and our total nonperforming assets totaled $9,632, or 0.73% of total assets.

Nonperforming loans consisted of the following:

	September 30, 2009	June 30, 2009
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans:
Loans secured by real estate:
Single family	$3,666	$1,502
Home equity loans	33	9
Multifamily	900	1,171
Commercial	—	—

Total nonaccrual loans secured by real estate	4,599	2,682
RV/Auto	—	158
Other	1	—

Total nonperforming loans	$4,600	$2,840

Total nonperforming loans as a percentage of total loans	0.76%	0.45%

6. STOCK-BASED COMPENSATION

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

At year ended June 30, 2009, three of the directors have made the conversion surrendering 81,973 options and received 27,935 shares of restricted common stock for $179 (including $73 income tax benefit). The remaining two directors made the exchange in August 2009, surrendering 97,482 options and received 40,349 shares of restricted common stock for $289 (including $118 income tax benefit).

Stock Options. The Company’s income before income taxes for the quarters ended September 30, 2009 and 2008 included stock option compensation expense of $18 and $76, with a total income tax benefit of $7 and $31, respectively. At September 30, 2009, unrecognized compensation expense related to non-vested stock option grants aggregated $33 which is expected to be recognized in future periods as follows:

Stock Option Compensation Expense
Fiscal year remainder:
2009	$30
2010	3
2011	—
2012	—

Total	$33

A summary of stock option activity under the Plans during the period July 1, 2008 to September 30, 2009 is presented below:

	Number of Shares	Average Exercise Price Per Share
Outstanding – July 1, 2008	906,244	$7.09
Converted	(81,973)	$4.19
Forfeitures	(63,900)	$8.06

Outstanding – June 30, 2009	760,371	$7.32

Converted	(97,482)	$4.19
Exercised	(34,684)	$4.19

Outstanding – September 30, 2009	628,205	$7.98

Options exercisable – June 30, 2009	743,213	$6.96
Options exercisable – September 30, 2009	617,309	$7.99

The following table summarizes information as of September 30, 2009 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Exercise Price
$4.19	146,444	1.0	146,444	$4.19
$7.35	120,200	6.8	109,304	$7.35
$8.50	7,500	6.2	7,500	$8.50
$9.20	7,500	5.9	7,500	$9.20
$9.50	164,000	5.8	164,000	$9.50
$10.00	181,561	3.6	181,561	$10.00
$11.00	1,000	2.8	1,000	$11.00

$7.98	628,205	4.2	617,309	$7.99

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at September 30, 2009 were $619 and $619, respectively.

Restricted Stock and Restricted Stock Units. Under the Company’s 2004 Plan, employees and directors are eligible to receive grants of restricted stock and restricted stock units. The Company determines stock-based compensation expense using the fair value method required by ASC Topic 718, Share-based Payment. In accordance with ASC Topic 718, the fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.

During the quarters ended September 30, 2009 and September 30, 2008 the Company’s Board of Directors granted 36,340 and 37,685 restricted stock units respectively, to employees and directors. All restricted stock unit awards granted during these quarters vest over three years, one-third on each anniversary date.

The Company’s income before income taxes for the quarters ended September 30, 2009 and 2008 included restricted stock compensation expense of $114 and $87, respectively, with a total income tax benefit of $47 and $36, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided equally across the service periods between each vesting date. At September 30, 2009, unrecognized compensation expense related to non-vested grants aggregated $1,030 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
Fiscal year remainder:
2010	$398
2011	478
2012	131
2013	23

Total	$1,030

The following table presents the status and changes in non-vested restricted stock and restricted stock unit grants from July 1, 2008 through September 30, 2009:

	Restricted Stock and restricted stock unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2008	127,071	$7.13

Granted	95,335	$6.03
Vested	(61,502)	$7.09
Forfeitures	(7,800)	$6.57

Non-vested balance at June 30, 2009	153,104	$6.49

Granted	36,340	$8.13
Vested	(16,259)	$6.45
Forfeitures	—	$—

Non-vested balance at September 30, 2009	173,185	$6.83

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At September 30, 2009, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

7. EARNINGS PER SHARE

Effective July 1, 2009, the Company implemented new guidance impacting ASC Topic 260, Earnings Per Share, which clarifies that unvested stock-based compensation awards containing non-forfeitable rights to dividends or dividend equivalents (collectively, “dividends”) are participating securities and should be included in the EPS calculation using the two-class method. The Company grants restricted stock and RSUs to certain directors and employees under its stock-based compensation programs, which entitle the recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the FSP’s definition of participating securities. Under the two class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. EPS data for the prior periods were revised as required by the FSP.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,
(Dollars in thousands)	2009	2008
Earnings Per Common Share
Net income (loss)	$3,708	$(1,817)
Preferred stock dividends	(173)	(171)

Net income (loss) attributable to common shareholders	$3,535	$(1,988)

Average common shares issued and outstanding	8,114,929	8,285,568
Average unvested Restricted stock grant and RSU shares	147,542	135,706

Total qualifying shares	8,262,471	8,421,274

Earnings (loss) per common share	$0.43	$(0.24)

Diluted Earnings (Loss) Per Common Share
Net income (loss) attributable to common shareholders	$3,535	$(1,988)
Preferred stock dividends to dilutive convertible preferred	95	—

Dilutive net income (loss) attributable to common shareholders	$3,630	$(1,988)

Average common shares issued and outstanding	8,262,471	8,421,274
Dilutive effect of stock options	79,030	—
Dilutive effect of convertible preferred stock	531,690	—

Total dilutive common shares issued and outstanding	8,873,191	8,421,274

Diluted earnings (loss) per common share	$0.41	$(0.24)

Options and stock grants of 481,761 and 895,244 shares for the three months ended September 30, 2009 and 2008, respectively, were not included in determining diluted earnings per share, as they were anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments. The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2009, the Company had $28.1 million in commitments to originate or purchase loans and investment securities and $11.9 million in commitments to sell loans.

9. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There were three new related party loans granted during the quarter ended September 30, 2009, totaling $2,071, and no new loans granted during the three months ended September 30, 2008.

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

Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intends,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors summarized in Part II, Item 1A under the heading “Risk Factors” in this report, and discussed in greater detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2009, which has been filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.

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

Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2009 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	September 30, 2009	June 30, 2009	September 30, 2008
Selected Balance Sheet Data:
Total assets	$1,324,069	$1,302,208	$1,170,915
Loans—net of allowance for loan losses	595,140	615,463	622,119
Loans held for sale	3,365	3,190	—
Allowance for loan losses	5,270	4,754	2,809
Securities—trading	5,299	5,445	7,361
Securities—available for sale	275,720	265,807	188,922
Securities—held to maturity	382,481	350,898	305,441
Total deposits	763,513	648,524	557,496
Securities sold under agreements to repurchase	130,000	130,000	130,000
Advances from the FHLB	225,988	262,984	392,973
Federal Reserve Discount Window and other borrowings	105,155	165,155	5,155
Total Stockholders’ equity	93,016	88,939	79,250

BofI HOLDING, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or for the Three Months Ended September 30,
	2009	2008
Selected Income Statement Data:
Interest and dividend income	$21,777	$19,177
Interest expense	9,212	11,365

Net interest income	12,565	7,812
Provision for loan losses	2,000	505

Net interest income after provision for loan losses	10,565	7,307
Non-interest income (loss)	(1,009)	(7,924)
Non-interest expense	3,277	2,477

Income (loss) before income tax expense	6,279	(3,094)
Income tax expense (benefit)	2,571	(1,277)

Net income (loss)	$3,708	$(1,817)

Net income (loss) attributable to common stock	$3,535	$(1,988)
Per Share Data:
Net income (loss):
Basic	$0.43	$(0.24)
Diluted	$0.41	$(0.24)
Book value per common share	$10.19	$8.36
Tangible book value per common share	$10.19	$8.36
Weighted average number of shares outstanding:
Basic	8,262,471	8,421,274
Diluted	8,873,191	8,421,274
Common shares outstanding at end of period	8,164,914	8,299,563
Common shares issued at end of period	8,791,068	8,627,840
Performance Ratios and Other Data:
Loan originations for investment	$8,436	$12,029
Loan originations for sale	25,005	213
Loan purchases	1,633	15,349
Return on average assets	1.12%	-0.61%
Return on average stockholders’ equity	17.20%	-11.19%
Interest rate spread[1]	3.71%	2.42%
Net interest margin[2]	3.88%	2.68%
Efficiency ratio[3]	28.36%	N/A
Capital Ratios:
Equity to assets at end of period	7.03%	6.77%
Tier 1 leverage (core) capital to adjusted tangible assets[4]	7.20%	6.90%
Tier 1 risk-based capital ratio[4]	15.51%	14.03%
Total risk-based capital ratio[4]	16.37%	14.52%
Tangible capital to tangible assets[4]	7.20%	6.90%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.98%	0.26%
Nonperforming loans to total loans	0.76%	0.42%
Nonperforming assets to total assets	0.73%	0.38%
Allowance for loan losses to total loans at end of period	0.87%	0.45%
Allowance for loan losses to nonperforming loans	114.57%	107.75%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
[3]	Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income.

For the three months ended September 30, 2008, without the loss of $7.902 million in noninterest income due to the loss on sale of FNMA preferred stock, the efficiency ratio would have been 31.8%.

[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

RESULTS OF OPERATIONS – Comparison of the Three Months Ended September 30, 2009 and 2008

For the three months ended September 30, 2009, we had net income of $3,708,000 compared to a net loss of $1,817,000 for the three months ended September 30, 2008. Net income attributable to common stock holders was $3,535,000 or $0.41 per diluted share compared to a net loss of $1,988,000 or $0.24 per diluted share for the three months ended September 30, 2009 and 2008, respectively.

Other key comparisons between our operating results for the quarters ended September 30, 2009 and 2008 are:

•

Net interest income increased $4,753,000 in the 2009 quarter due to an 11.1% increase in average earning assets primarily from loan pool purchases and mortgage-backed securities. In addition, our net interest margin increased 120 basis points in the quarter ended September 30, 2009 compared to September 30, 2008, as the earning rates on loans and securities increased while the rates paid on deposits and borrowings decreased.

•

The loan loss provision was $2,000,000 for the September 30, 2009 quarter compared to $505,000 for the quarter ended September 30, 2008. The increased loan loss provision was due primarily to the general declines in housing values and increased charge-offs on RV loans.

•

The loss in non-interest income decreased $6,915,000 for the September 30, 2009 quarter compared to the quarter ended September 30, 2008. During the September 30, 2009 quarter, we recorded other-than-temporary impairment (OTTI) expense of $1,369,000, a fair value loss to our trading securities of $142,000 and had $332,000 in gain on sale of single family first mortgages. A loss of $7,902,000 was recorded on the sale of Fannie Mae preferred stock in the September 30, 2008 quarter.

Excluding the impact of a one-time loss in the quarter ended September 30, 2008 on our investment in Fannie Mae preferred stock, our earnings this quarter increased $815,000 or 28.2% compared to the three months ended September 30, 2008. As a result of the U.S. Government’s decision to place Fannie Mae in conservatorship and to suspend dividends to shareholders, our earnings were reduced by an after tax loss of $4,710,000 due to the sale of our investment in Fannie Mae preferred stock. On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. The U.S. Treasury also announced that dividends on Fannie Mae and Freddie Mac common and preferred stock were eliminated. As a result of the government’s decision, we sold our investment in Fannie Mae Preferred stock on September 8, 2008 at a pre-tax loss of $7,902,000. Excluding the Fannie Mae loss, earnings for the quarter ended September 30, 2008 would have been $2,893,000.

Net Interest Income

Net interest income for the quarter ended September 30, 2009 totaled $12.6 million, a 60.8% increase compared to net interest income of $7.8 million for the quarter ended September 30, 2008.

Total interest and dividend income during the quarter ended September 30, 2009 increased 13.6% to $21.8 million, compared to $19.2 million during the quarter ended September 30, 2008. The increase in interest and dividend income for the quarter was attributable primarily to growth in average earning assets from purchases of investment securities and loans. The average balance of investment securities (primarily mortgage-backed securities) increased 20.8% when compared for the three-month periods ended September 30, 2009 and 2008. The increase in interest income was also the result of our higher rates earned on new loans originated and purchased, amortization of discounts on purchases of loan pools as well as higher rates on new non-agency mortgage-backed securities purchased. The loan portfolio yield for the quarter ended September 30, 2009 increased 50 basis points and the investment security portfolio yield increased 24 basis points. The net growth in average earning assets for the three-month period was funded largely by increased demand and savings accounts and increased short-term borrowings. Total interest expense decreased 18.9% to $9.2 million for the quarter ended September 30, 2009 compared with $11.4 million for the quarter ended September 30, 2008. The average funding rate decreased by 114 basis points while the average interest-bearing liabilities incurred an 11.7% growth in average balances. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 78 basis points, decreases in the average funding rates of demand and savings accounts of 154 basis points offset by an increase in the average rates of FHLB advances of 50 basis points when compared for the quarter ended September 30, 2009 and 2008. Net interest margin, defined as net interest income divided by average earning assets, increased by 120 basis points to 3.88% for the quarter ended September 30, 2009, compared with 2.68% for the quarter ended September 30, 2008.

The improvement in the net interest margin has resulted from specific actions we have taken to manage our assets and liabilities, as well as general changes in the U.S. Treasury yield curve and loan risk premiums. Our specific actions include selling our agency mortgage-backed securities and replacing them with higher yielding loans and non-agency mortgage backed securities. In addition, we have lowered our deposit offering rates in an effort to take advantage of lower borrowing rates tied to U.S. Treasury rates. Since March of 2008, the Federal Reserve has reduced the short-term Fed funds rate by 200 basis points, to a range of 0.00 to 0.25% as of September 30, 2009. The rate cuts have reduced and will likely continue to reduce our cost of funding through lower term deposit rates and will reduce our interest income on certain loans and securities, transitioning from a fixed rate to and adjustable rate.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]	Average Balance	Interest Income / Expense	Rates Earned / Paid [1]
	(Dollars in thousands)
Assets
Loans 2 3	$612,955	$10,350	6.75%	$625,814	$9,780	6.25%
Federal funds sold	38,993	16	0.16%	2,426	12	1.98%
Interest-bearing deposits in other financial institutions	283	—	0.00%	1,111	12	4.32%
Investment securities 3 4	623,225	11,372	7.30%	515,767	9,102	7.06%
Stock of FHLB, at cost	18,848	39	0.83%	19,535	271	5.55%

Total interest-earning assets	1,294,304	21,777	6.73%	1,164,653	19,177	6.59%
Non-interest earning assets	27,713			17,794

Total assets	$1,322,017			$1,182,447

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$360,850	$1,552	1.72%	$133,418	$1,087	3.26%
Time deposits	378,099	3,879	4.10%	429,203	5,240	4.88%
Securities sold under agreements to repurchase	130,000	1,436	4.42%	130,000	1,416	4.36%
Advances from FHLB	215,682	2,224	4.12%	392,928	3,554	3.62%
Other borrowings	133,198	121	0.36%	5,156	68	5.28%

Total interest-bearing liabilities	1,217,829	9,212	3.03%	1,090,705	11,365	4.17%
Noninterest-bearing demand deposits	4,560			4,004
Other interest-free liabilities	7,609			6,949
Stockholders' equity	92,019			80,789

Total liabilities and stockholders’ equity	$1,322,017			$1,182,447

Net interest income		$12,565			$7,812

Net interest spread [5]			3.71%			2.42%
Net interest margin [6]			3.88%			2.68%

[1]	Annualized

[2]	Loans include loans held for sale, loan premiums and unearned fees.

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

	For the Three Months Ended September 30, 2009 vs 2008
	Increase (decrease) due to
	Volume	Rate	Rate / Volume	Total net Increase (Decrease)
	(Dollars in Thousands)
Increase / (decrease) in interest income:
Loans	$(201)	$789	$(18)	$570
Federal funds sold	181	(11)	(166)	4
Interest-bearing deposits in other financial institutions	(9)	(12)	9	(12)
Investment securities	1,897	308	65	2,270
Stock of the FHLB	(10)	(231)	9	(232)

	$1,858	$843	$(101)	$2,600

Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$1,854	$(514)	$(875)	$465
Time deposits	(623)	(833)	95	(1,361)
Securities sold under agreements to repurchase	—	19	1	20
Advances from FHLB	(1,604)	496	(222)	(1,330)
Other borrowings	1,690	(63)	(1,574)	53

	$1,317	$(895)	$(2,575)	$(2,153)

Provision for Loan Losses

The loan loss provision was $2,000,000 for the quarter ended September 30, 2009, compared to $505,000 for the quarter ended September 30, 2008. The increased provision for the quarter ended September 30, 2009 was the result of the nationwide decline in housing values and higher unemployment which has negatively impacted consumer credit, continued changes in portfolio mix and higher estimated losses from our recreational vehicle portfolio and real estate loan portfolios. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Realized gain (loss) on securities:
Sale of FNMA preferred stock	$—	$(7,902)
Sale of mortgage-backed securities	—	6

Total realized gain (loss) on securities	—	(7,896)
Unrealized gain (loss) on securities:
Total impairment losses	(1,390)	—
Loss recognized in other comprehensive earnings	21	—

Net impairment loss recognized in earnings	(1,369)	—
Fair value loss on trading securities	(142)	(177)

Total unrealized loss on securities	(1,511)	(177)
Prepayment penalty fee income	47	42
Mortgage banking income	332	1
Banking service fees and other income	123	106

Total non-interest income (loss)	$(1,009)	$(7,924)

The $1.0 million loss in non-interest income for the three months ended September 30, 2009 was the result of an OTTI loss of $1.4 million, and a fair value loss on CDO’s of $142,000 partially offset by a gain of $332,000 in 1st mortgages originated for sale and other fees. The loss for the three months ended September 30, 2008 was primarily the result of selling $9.1 million in FNMA preferred stock resulting in a loss of $7.9 million and recording a fair value adjustment to our trading securities for a loss of $177,000.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	$1,408	$1,263
Professional services	284	194
Occupancy and equipment	104	99
Data processing and internet	200	188
Advertising and promotional	84	93
Depreciation and amortization	54	41
FDIC and OTS regulatory fees	395	165
Other general and administrative	748	434

Total noninterest expenses	$3,277	$2,477

Efficiency Ratio [1]	28.40%	N/A
Non-interest expense as annualized % of average assets	0.99%	0.84%

[1]

Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income. For the quarter ended September 30, 2008, without the loss of $7.902 million in noninterest income due to the loss on sale of FNMA preferred stock, the efficiency ratio would have been 31.8%

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $3.3 million for the three months ended September 30, 2009, up from $2.5 million for the three months ended September 30, 2008.

Total salaries, benefits and stock-based compensation increased $145,000 to $1,408,000 for the quarter ended September 30, 2009 compared to $1,263,000 for the quarter ended September 30, 2008. Excluding the one-time charges of $352,000 recorded in 2008 related to the change in employment agreement for the Bank’s president, total compensation increased $497,000 for the quarter ended September 30, 2009, primarily related to staffing changes in the lending business and a 3.7% average increase to salaries and wages. The Bank’s staff increased from 47 to 61 full-time equivalents between September 30, 2008 and 2009.

Professional services, which include accounting and legal fees, increased $90,000 for the quarter ended September 30, 2009 over the prior year period. The increase in professional services for the period ended September 30, 2009 was primarily due to contract underwriters used in connection with loan pool purchases, set-up of first mortgage and multifamily loan products and legal and ratings fees due to the re-securitization of our non-agency mortgage backed securities.

Advertising and promotional expense decreased $9,000 for the three-month periods ending September 30, 2009 compared to the three months ended September 30, 2008. The decrease was primarily due to an increase in internet advertising and lead acquisitions for 1st mortgage home loans offset by a decrease for lead acquisitions for our home equity loan origination program.

Data processing and internet expense increased $12,000 for the three-month period ending September 30, 2009 compared to the three months ended September 30, 2008. The increase was primarily due to an increase in the number of customer accounts and fees for special enhancements to the Bank’s core processing system.

The cost of our FDIC and OTS standard regulatory charges increased $230,000 for the three-month period ending September 30, 2009 compared to the three months ended September 30, 2008. This was due to higher average deposit balances and higher assessment rates for the period ended September 30, 2009. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments range from 0.07% to 0.78% of assessable base, depending on an institution's risk classification and other factors. This change has resulted in increased deposit insurance expense for the Bank. FDIC rules authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance, and the FDIC has proposed that banks prepay their premiums in December 2009 for the next nine quarters. These changes will result in increased deposit insurance expense for the Bank in the period of enactment.

Other general and administrative expense increased $314,000 during the quarter ended September 30, 2009 compared to the same period in 2008, primarily due to an increase in loan fees and REO losses.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2009 and 2008 were 40.95% and (41.27) %, respectively.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $21.9 million, or 1.7%, to $1,324.1 million, as of September 30, 2009, up from $1,302.2 million at June 30, 2009. The increase in total assets was primarily due to an increase of $41.4 million in investment securities offset by a decrease of $20.3 million in loans held for investment. Total liabilities increased a total of $17.8 million, primarily due to an increase in deposits of $115.0 million offset with a decrease in borrowings of $60.0 million from the Federal Reserve Discount Window and a decrease of $37.0 million in borrowing from the Federal Home Loan Bank of San Francisco.

Loans

Net loans held for investment decreased to $595.1 million at September 30, 2009 from $615.5 million at June 30, 2009. The decrease in the loan portfolio was due to loan repayments of $29.0 million, transfers to foreclosed real estate of $1.0 million and a net increase in the allowance of $516,000 during the three months ended September 30, 2009.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2009		June 30, 2009
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$160,117	26.3%	$165,405	26.3%
Home equity	29,214	4.8%	32,345	5.1%
Multifamily (five units or more)	315,612	52.0%	326,938	52.0%
Commercial real estate and land loans	29,477	4.8%	30,002	4.8%
Consumer—Recreational vehicle	46,438	7.6%	50,056	8.0%
Other	27,194	4.5%	23,872	3.8%

Total loans held for investment	$608,052	100.0%	$628,618	100.0%

Allowance for loan losses	(5,270)		(4,754)
Unamortized premiums/discounts, net of deferred loan fees	(7,642)		(8,401)

Net loans held for investment	$595,140		$615,463

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through September 30, 2009, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss

Nonperforming Assets

Nonperforming loans are comprised of nonaccrual loans, loans past due 90 days or more and on nonaccrual status and troubled debt restructured loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate or assets owned, net. At September 30, 2009, our nonperforming loans totaled $4,600,000, or 0.76% of total gross loans and our total nonperforming assets totaled $9,632,000, or 0.73% of total assets.

Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following as of the dates indicated:

	September 30, 2009	June 30, 2009
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans:
Loans secured by real estate:
Single family	$3,666	$1,502
Home equity loans	33	9
Multifamily	900	1,171
Commercial	—	—

Total nonaccrual loans secured by real estate	4,599	2,682
RV/Auto	—	158
Other	1	—

Total nonperforming loans	4,600	2,840
Foreclosed real estate	4,168	5,334
Repossessed—vehicles	864	317

Total nonperforming assets	$9,632	$8,491

Total nonperforming loans as a percentage of total loans	0.76%	0.45%

Total nonperforming assets as a percentage of total assets	0.73%	0.65%

Total nonperforming assets increased a net $1,141,000 between June 30, 2009 and September 30, 2009. The majority of the increase was the result of four nonperforming single family loans totaling $2,164,000 partially offset by the sale of one foreclosed multifamily property in Miami, Florida. Nonperforming and repossessed RV loans increased from $475,000 at June 30, 2009 to $864,000 at September 30, 2009. The increased level of nonperforming real estate loans reflects the nationwide downturn in real estate values. The increased level of nonperforming RV loans reflects the current nationwide recession. If real estate values continue to decline and consumer job losses continue to increase, we are likely to experience continued growth of our nonperforming assets.

An analysis of impaired loans is as follows:

(Dollars in thousands)	September 30, 2009	June 30, 2009
Nonperforming loans	$4,600	$2,840
Troubled debt restructuring	—	—
Other impaired loans	—	—

Total impaired loans	$4,600	$2,840

At September 30, 2009, the carrying value of impaired loans is net of write-offs of $779,000 and there are no specific allowance allocations. The average carrying value of impaired loans was $3,720,000 and $3,958,000 for the quarters ended September 30, 2009 and 2008, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at September 30, 2009 or 2008. Loans past due 90 days or more which were still accruing interest were $3,225,000 at September 30, 2009 and $4,715,000 at June 30, 2009. Loans past due 90 days and still accruing interest are certain single family mortgages from which we both received advanced payments from the loan servicing company and we determined that such loans are not impaired based upon a current fair value analysis of the collateral.

The Bank has no loans which are considered a troubled debt restructuring at September 30, 2009. A troubled debt restructuring is a performing loan with permanent modifications of principal and interest payments or an extension of maturity dates. From time-to-time the Bank has made temporary modifications to a borrower’s loan terms, such as a temporary reduction in a borrower’s interest rate to match lower market interest rates or other temporary changes in terms. At September 30, 2009, the Bank had mortgage loans and RV loans with outstanding balances totaling $2,884,000 and $3,080,000, respectively, with borrowers currently making monthly payments under a temporary loan modification.

Allowance for Loan Losses. We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2009, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. We provide general loan loss reserves for our mortgage loans based upon the size and type of the mortgage loan and the loan-to-value ratio. For the period ended September 30, 2009, we have experienced increased charge-offs of RV loans due to the nationwide recession. Our Bank’s portfolio of RV loans is expected to decrease in the future as the Bank no longer originates RV loans. The amount of charge-offs in this quarter was upwardly influenced by the size of the loan amount subject to default and repossession which was approximately 93% higher than the loan average in our portfolio. We believe that the number of borrower defaults experienced this quarter will continue in subsequent quarters, however the amount of charge-offs should be more reflective of the average loan size, approximately 33% lower. Given the uncertainties surrounding a further downturn in our economy, we may experience a larger increase in the relative amount of charge-offs and may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2009:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
(Dollars in thousands)
Balance at July 1, 2009	$1,113	$280	$1,680	$179	$1,475	$27	$4,754
Provision for loan loss	16	22	163	(2)	1,795	6	2,000
Charge-offs	(13)	(47)	(270)	—	(1,154)	—	(1,484)
Recoveries	—	—	—	—	—	—	—

Balance at Sept. 30, 2009	$1,116	$255	$1,573	$177	$2,116	$33	$5,270

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2009		June 30, 2009
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
(Dollars in thousands)
Single family	$1,116	21.17%	$1,113	23.41%
Home equity	255	4.84%	280	5.89%
Multifamily	1,573	29.85%	1,680	35.34%
Commercial real estate and land	177	3.36%	179	3.76%
Consumer - Recreational vehicles	2,116	40.15%	1,475	31.03%
Other	33	0.63%	27	0.57%

Total	$5,270	100.00%	$4,754	100.00%

The loan loss provision was $2,000,000 and $505,000 for the quarter ended September 30, 2009 and 2008, respectively. The increased provisions for the quarter ended September 30, 2009 were the result of the nationwide decline in housing values and higher unemployment which has negatively impacted consumer credit, continued changes in portfolio mix and higher estimated losses from our recreational vehicle portfolio and real estate loan portfolios.

Investment Securities

Total investment securities were $663.5 million as of September 30, 2009, compared with $622.2 million at June 30, 2009. During the three months ended September 30, 2009, we purchased $23.7 million of mortgage-backed securities available for sale, and received principal repayments of approximately $15.2 million. We also purchased $25.0 million of mortgage-backed securities and $20.8 million in FNMA bonds held to maturity, and received principal repayments of approximately $18.1 million and the balance of the change is equal to accretion and other activities.

We currently classify agency mortgage-backed and debt securities as held to maturity or available for sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.

Deposits

Deposits increased a net $115.0 million, or 17.7%, to $763.5 million at September 30, 2009, from $648.5 million at June 30, 2009. Our deposit gain composition was a 59.0% increase in interest bearing demand and savings accounts offset with a 9.1% decrease in time deposit accounts. Our increase in interest bearing demand and savings accounts was the result of increased promotion and competitive pricing during the first three months of the fiscal year.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2009		June 30, 2009
	Amount	Rate*	Amount	Rate*
Non-interest bearing	$3,489	0.00%	$3,509	0.00%
Interest bearing:
Demand	57,308	2.45%	59,151	1.22%
Savings	345,263	1.06%	192,781	1.94%

Time deposits:
Under $100,000	170,787	4.21%	191,021	4.39%
$100,000 or more	186,666	3.79%	202,062	3.85%

Total time deposits	357,453	3.99%	393,083	4.11%

Total interest bearing	760,024	2.80%	645,015	3.20%

Total deposits	$763,513	2.79%	$648,524	3.18%

*	Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	September 30, 2009	June 30, 2009	September 30, 2008
Checking and savings accounts	16,429	10,685	9,617
Time deposits	9,544	12,757	14,203

Total number of deposit accounts	25,973	23,442	23,820

Securities Sold Under Agreements to Repurchase

Since November 2006, we have sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements bear interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, we may be required to repay the $130.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 5.11 years and the weighted average remaining period before such repurchase agreements could be called is 0.59 years.

FHLB Advances

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2009, a total of $52.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $52.0 million in advances is 2.90 years and the weighted average remaining period before such advances could be put to us is 0.67 years.

Stockholders’ Equity

Stockholders’ equity increased $4.1 million to $93.0 million at September 30, 2009 compared to $88.9 million at June 30, 2009. The increase was the result of our net income for the three months ended September 30, 2009 of $3.7 million, a $0.2 million unrealized gain from our available for sale securities and $.3 million from the conversion and exercise of stock options.

LIQUIDITY

During the three months ended September 30, 2009, we had net cash outflows from operating activities of $4.0 million compared to inflows of $1.1 million for the three months ended September 30, 2008. Net operating cash outflows for the period ended in 2009 were primarily due to the add-back of non-cash adjustments of loan accretion.

Net cash outflows from investing activities totaled $14.2 million for the three months ended September 30, 2009 while inflows totaled $6.8 million for the same period in 2008. This was primarily due to increased securities purchased offset by decreased loan pool purchases in the period versus the same period in the prior year.

Our net cash provided by financing activities totaled $18.2 million for the three months ended September 30, 2009 while cash used in financing activities totaled $18.3 million for the three months ended September 30, 2008. Net cash provided by financing activities increased primarily from the increase in deposits off set by the repayment of borrowings for the three months ended September 30, 2009 compared to September 30, 2008. During the quarter ended September 30, 2009, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2009, the Company had $119.7 million available immediately and an additional $178.5 million available with additional collateral. At September 30, 2009, we also had a $10.0 million unsecured federal funds purchase line with a bank under which no borrowings were outstanding.

The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At September 30, 2009 the amount outstanding was $100.0 million and the amount available for additional borrowings from this source were $248.4 million. These borrowings are collateralized by consumer loans, and mortgage-backed securities.

In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $65.7 million outstanding at September 30, 2009. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At September 30, 2009, we had commitments to originate or purchase loans and investment securities of $28.1 million, and $11.9 million in commitments to sell loans. Time deposits due within one year of September 30, 2009 totaled $207.2 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of September 30, 2009:

	Total	Payments Due by Period[1]
		Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(Dollars in thousands)
Long-term debt obligations [2]	$895,736	$416,971	$239,554	$139,831	$99,380
Operating lease obligations [3]	987	336	651	—	—

Total	$896,723	$417,307	$240,205	$139,831	$99,380

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2009.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of Thrift Supervision requires our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2009, our Bank met all the capital adequacy requirements to which it was subject. At September 30, 2009, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements at September 30, 2009 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Promt Corrective action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$94,871	7.20%	$52,673	4.00%	$65,842	5.00%
Tier 1 capital (to risk-weighted assets)	94,871	15.51%	N/A	N/A	36,708	6.00%
Total capital (to risk-weighted assets)	100,141	16.37%	48,944	8.00%	61,180	10.00%
Tangible capital (to tangible assets)	94,871	7.20%	19,752	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at September 30, 2009:

	Term to Repricing, Repayment, or Maturity at September 30, 2009
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$8,396	$—	$—	$8,396
Securities [1]	484,655	67,630	111,215	663,500
Stock of the FHLB, at cost	18,848	—	—	18,848
Loans—net of allowance for loan loss [2]	202,489	167,875	224,776	595,140
Loans held for sale	3,365	—	—	3,365

Total interest-earning assets	717,753	235,505	335,991	1,289,249
Non-interest earning assets	—	—	—	34,820

Total assets	$717,753	$235,505	$335,991	$1,324,069

Interest-bearing liabilities:
Interest-bearing deposits [3]	$609,809	$143,298	$6,917	$760,024
Securities sold under agreements to repurchase [4]	—	95,000	35,000	130,000
Advances from the FHLB [4]	87,000	99,000	39,988	225,988
Other borrowed funds	105,155	—	—	105,155

Total interest-bearing liabilities	801,964	337,298	81,905	1,221,167
Other noninterest-bearing liabilities	—	—	—	9,886
Stockholders’ equity	—	—	—	93,016

Total liabilities and equity	$801,964	$337,298	$81,905	$1,324,069

Net interest rate sensitivity gap	$(84,211)	$(101,793)	$254,086	$68,082
Cumulative gap	$(84,211)	$(186,004)	$68,082	$68,082
Net interest rate sensitivity gap—as a % of interest earning assets	(11.73)%	(43.22)%	75.62%	5.28%
Cumulative gap—as % of cumulative interest earning assets	(11.73)%	(19.51)%	5.28%	5.28%

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at September 30, 2009:

	Net Present Value (in thousands)	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$97,578	-2.80%	7.48%
Up 200 basis points	104,232	3.87%	7.85%
Up 100 basis points	107,943	7.57%	8.01%
Base	100,351	—	7.39%
Down 100 basis points	107,475	7.10%	7.75%

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

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Reduced availability of commercial credit and increasing unemployment have further contributed to deteriorating credit performance of commercial and consumer loans, resulting in additional write-downs. Financial market and economic instability has caused many lenders and institutional investors to severely restrict their lending to customers and to each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings. As of September 30, 2009, we had $207.2 million of time deposits maturing within one year, which is a significant portion of our total time deposits and reflects our customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us upon maturity, we may be required to seek other sources of funds.

These negative economic trends and developments are being experienced on national and international levels, as well as within the State of California where the Company’s business is concentrated. It is difficult to predict how long these economic conditions will exist, which of our markets and loan products will ultimately be most affected, and whether our actions will effectively mitigate these external factors. The current economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected and may continue to adversely affect our business, financial condition, results of operations and stock price. For example, we have recently experienced an increase in our nonperforming assets and if real estate values continue to decline and consumer job losses continue to increase, we are likely to experience continued growth in nonperforming assets.

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

•	Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

•	We are subject to changing government laws and regulations, which could adversely affect our operations.

•

The U.S. government’s monetary policies or changes in those policies could have a major effect on our operating results, and we cannot predict what those policies will be or any changes in such policies or the effect of such policies on us.

•	Current levels of market volatility are unprecedented.

•	The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.

•	Declines in the value of our securities may negatively affect earnings.

•	Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

•	We may elect to seek additional capital but it may not be available when it is needed and limit our ability to execute our strategic plan.

•	Changes in interest rates could adversely affect our income.

•	Many of our mortgage and consumer loans, particularly recreational vehicle loans and home equity loans are generally unseasoned, and defaults on such loans would harm our business.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.

•	Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

•	We purchase and originate loans in bulk or “pools.” We may experience lower yields or losses on loans because the assumptions we use may not always prove correct.

•

Our success depends in large part on the continuing efforts of a few individuals. If we are unable to retain these personnel or attract, hire and retain others to oversee and manage our company, our business could suffer.

•	We have risks of systems failure and security risks, including “hacking” and “identity theft.”

These risks are described in more detail under “Risk Factors” in Item 1A of our Form 10-K for the year ended June 30, 2009. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we currently do not consider being significant based on information that is currently available.

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

	Total number of shares purchased	Average price paid per share	Maximum number of shares that may yet be purchased under the Plans
Shares purchased as part of publicly announced plans or programs:
Balance at July 1, 2009 [1]	595,700	$5.72	319,291

Total number of shares purchased as part of publicly announced plans or programs—September 30, 2009	595,700	$5.72	319,291

Shares purchased as part of a net-settlement of employees’ restricted stock units:
Balance at July 1, 2009	27,607
July 1, 2009 to July 31, 2009	—
August 1, 2009 to August 31, 2009	2,847
September 1, 2009 to September 30, 2009	—

Total net-settlement shares purchased	30,454

Total treasury shares	626,154

[1]	No share were purchased between July 1, and September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: November 4, 2009	By:	/s/ Gregory Garrabrants
Gregory Garrabrants Chief Executive Officer
(Principal Executive Officer)