Form 10-Q
period 2009-12-31
BofI Holding, Inc.
filed 2010-02-04
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2009

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

The number of shares outstanding of the registrant’s common stock on the last practicable date: 8,189,544 shares of common stock as of February 3, 2010.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	December 31, 2009	June 30, 2009

ASSETS
Cash and due from banks	$3,181	$3,441
Federal funds sold	6,425	4,965

Total cash and cash equivalents	9,606	8,406
Securities:
Trading	4,971	5,445
Available for sale	263,207	265,807
Held to maturity	345,692	350,898
Stock of the Federal Home Loan Bank, at cost	18,848	18,848
Loans held for sale	7,568	3,190
Loans—net of allowance for loan loses of $5,449 in December 2009; $4,754 in June 2009	657,181	615,463
Accrued interest receivable	5,687	5,868
Furniture, equipment and software—net	483	436
Deferred income tax	3,690	3,214
Cash surrender value of life insurance	4,823	4,730
Other real estate owned and repossessed vehicles	6,415	5,651
Other assets	17,142	14,252

TOTAL	$1,345,313	$1,302,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$5,447	$3,509
Interest bearing	872,381	645,015

Total deposits	877,828	648,524
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	223,992	262,984
Federal Reserve Discount Window and other borrowings	5,155	165,155
Accrued interest payable	1,160	2,108
Accounts payable and accrued liabilities	4,560	4,498

Total Liabilities	1,242,695	1,213,269
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized:
Series A—$10,000 stated value; 515 (Dec 2009) and 515 (June 2009) shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value; 4,790 (Dec 2009) and 4,790 (June 2009) shares issued and outstanding	4,767	4,767
Common stock—$0.01 par value; 25,000,000 shares authorized; 8,809,466 shares issued and 8,189,544 shares outstanding (Dec 2009); 8,706,075 shares issued and 8,082,768 shares outstanding (June 2009)	88	87
Additional paid-in capital	62,085	61,320
Accumulated other comprehensive income—net of tax	5,913	1,926
Retained earnings	28,275	19,365
Treasury stock	(3,573)	(3,589)

Total stockholders’ equity	102,618	88,939

TOTAL	$1,345,313	$1,302,208

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$10,260	$10,454	$20,610	$20,234
Investments	11,606	9,053	23,033	18,450

Total Interest and dividend income	21,866	19,507	43,643	38,684

INTEREST EXPENSE:
Deposits	5,398	6,268	10,829	12,595
Advances from the Federal Home Loan Bank	1,992	2,928	4,216	6,482
Other borrowings	1,500	1,542	3,057	3,026

Total interest expense	8,890	10,738	18,102	22,103

Net interest income	12,976	8,769	25,541	16,581
Provision for loan losses	1,600	1,125	3,600	1,630

Net interest income, after provision for loan losses	11,376	7,644	21,941	14,951
NON-INTEREST INCOME:
Realized gain (loss) on securities:
Sale of FNMA preferred stock	—	—	—	(7,902)
Sale of mortgage-backed securities	6,546	—	6,546	6

Total realized gain (loss) on securities	6,546	—	6,546	(7,896)
Unrealized gain (loss) on securities:
Total impairment losses	(6,044)	—	(6,785)	—
Loss recognized in other comprehensive loss	1,975	—	1,347	—

Net impairment loss recognized in earnings	(4,069)	—	(5,438)	—
Fair value loss on trading securities	(329)	(168)	(471)	(345)

Total unrealized loss on securities	(4,398)	(168)	(5,909)	(345)
Prepayment penalty fee income	1	3	48	45
Mortgage banking income	454	54	786	55
Banking service fees and other income	148	125	271	231

Total non-interest income (loss)	2,751	14	1,742	(7,910)

NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	1,778	1,310	3,186	2,574
Professional services	554	504	838	699
Occupancy and equipment	100	119	204	217
Data processing and internet	241	179	441	367
Advertising and promotional	92	159	176	252
Depreciation and amortization	56	42	110	82
Real estate owned and repossessed vehicles	782	78	1,084	198
FDIC and OTS regulatory fees	392	172	787	337
Other general and administrative	497	445	943	759

Total non-interest expense	4,492	3,008	7,769	5,485

INCOME BEFORE INCOME TAXES	9,635	4,650	15,914	1,556
INCOME TAXES	4,087	1,889	6,658	612

NET INCOME	$5,548	$2,761	$9,256	$944

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$5,375	$2,588	$8,910	$600

COMPREHENSIVE INCOME	$9,371	$3,103	$13,243	$332

Basic earnings per share	$0.64	$0.31	$1.07	$0.07
Diluted earnings per share	$0.61	$0.30	$1.02	$0.09

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

			Common Stock				Additional Paid in Captial	Retained Earning	Accumulated Other Comprehesive Income, Net of Tax	Treasury Stock	Total
	Preferred Stock		Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—July 1, 2009	5,305	$9,830	8,706,075	(623,307)	8,082,768	$87	$61,320	$19,365	$1,926	$(3,589)	$88,939
Comprehensive income:
Net Income	—	—	—	—	—	—	—	9,256	—	—	9,256
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	3,987	—	3,987

Total comprehensive income											$13,243

Cash dividends on preferred stock	—	—	—	—	—	—	—	(346)	—	—	(346)
Stock-based compensation expense	—	—	—	—	—	—	360	—	—	—	360
Restricted stock grants	—	—	(642)	5,448	4,806	—	19	—	—	31	50
Stock option exercises and tax effect of equity compensation	—	—	104,033	(2,063)	101,970	1	386	—	—	(15)	372

BALANCE—December 31, 2009	5,305	$9,830	8,809,466	(619,922)	8,189,544	$88	$62,085	$28,275	$5,913	$(3,573)	$102,618

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,256	$944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of premiums (discounts) on securities	(13,190)	(6,152)
Amortization (accretion) of premiums (discounts) and deferred loan fees	(2,332)	(417)
Amortization of borrowing costs	8	11
Stock-based compensation expense	360	325
Net loss (gain) on sale of investment securities	(6,546)	7,896
Valuation of financial instruments carried at fair value	471	345
Impairment charge on securities held to maturity	5,438	—
Provision for loan losses	3,600	1,630
Deferred income taxes	(3,131)	(584)
Originations of loans held for sale	(55,691)	(6,726)
Net gain on sales of loans held for sale	(786)	(55)
Proceeds from sales of loans held for sale	52,099	3,864
Depreciation and amortization	110	82
Stock dividends from the Federal Home Loan Bank	—	(464)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	181	520
Other assets	206	(8,729)
Accrued interest payable	(948)	(41)
Accounts payable and accrued liabilities	(2,318)	(1,287)

Net cash provided by (used in) operating activities	(13,213)	(8,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities and time deposits	(114,447)	(55,654)
Proceeds from sale of mortgage-backed securities	57,281	1,170
Proceeds from repayments of securities and time deposits	85,915	47,306
Purchases of stock of the Federal Home Loan Bank	—	(2,068)
Proceeds from redemption of stock of the Federal Home Loan Bank	—	3,079
Origination of loans	(35,083)	(27,842)
Proceeds from sales of repossessed assets	2,300	—
Purchases of loans, net of discounts and premiums	(55,964)	(49,625)
Principal repayments on loans	44,108	61,507
Purchases of furniture, equipment and software	(157)	(75)

Net cash provided (used) in investing activities	(16,047)	(22,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	229,304	61,789
Proceeds from the Federal Home Loan Bank advances	107,000	30,000
Repayments of the Federal Home Loan Bank advances	(146,000)	(107,000)
Proceeds from borrowing at the Fed Discount Window	125,000	45,000
Repayments of borrowing at the Fed Discount Window	(285,000)	—
Purchases of treasury stock	—	(982)
Proceeds from exercise of common stock options	268	—
Proceeds from issuance of preferred stock—Series B	—	1,017
Tax benefit from exercise of common stock options	138	(23)
Cash dividends paid on convertible preferred stock	(250)	(248)

Net cash provided by (used in) financing activities	30,460	29,553

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,200	(1,487)
CASH AND CASH EQUIVALENTS—Beginning of period	8,406	16,264

CASH AND CASH EQUIVALENTS—End of period	$9,606	$14,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$18,283	$22,134
Income taxes paid	$9,964	$4,124
Transfers to real estate owned	$3,953	$4,685
Adoption of fair value—securities transferred from held to maturity to trading	$—	$11,055
Securities transferred from held-to-maturity to available for sale portfolio	$1,245	$—
Preferred stock dividends—declared but not paid	$96	$96

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding Inc., the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Management evaluated subsequent events through February 3, 2009, the date the condensed consolidated financial statements were issued. We have not evaluated subsequent events relating to these financial statements after this date. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2009 included in our Annual Report on Form 10-K.

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

General loan loss reserves for real estate loans are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated allowance rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios. General loss reserves for consumer loans are calculated by grouping each loan by credit score (e.g., FICO) at origination and applying and estimated allowance to each group. Specific reserves are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve is based on discounted cash flows, observable market prices or the estimated value of underlying collateral.

New Accounting Pronouncements. On July 1, 2009, the Financial Accounting Standards Board’s (FASB) GAAP Codification became effective as the sole authoritative source of US GAAP. This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPs), Accounting Principals Board (APB) Opinions and Accounting Research Bulletins (ARBs) along with the remaining body of GAAP effective as of June 30, 2009. Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the codification is referenced by Topic, Subtopic, Section and Paragraph.

In June 2008, the FASB issued new guidance impacting Accounting Standards Codification (ASC) Topic 260, Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities. This new guidance addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earning allocation in computing earnings per share under the two class method described in ASC Topic 260. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted this new guidance on July 1, 2009 which had the effect of treating the Company’s unvested restricted stock awards as participating in the earnings allocation when computing earnings per share. The adoption of this new guidance did not have a significant impact on the Company’s earnings per share for any period presented.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (ASU 2009-05), which provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability when traded as an asset or a quoted price for a similar liability when traded as an asset, or another valuation method that is consistent with the principles of ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 also provides clarification that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The effective date is the first reporting period beginning after issuance. Accordingly, the Company will adopt the provisions of ASU 2009-5 in the fourth quarter 2009. The Company does not expect the adoption of the provisions of ASU 2009-05 to have a material effect on the Company’s financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (SFAS 166). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 166 will remain authoritative until integrated into the FASB Codification. SFAS 166 removes the concept of a special purpose entity

(SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 Variable Interest Entities, to Variable Interest Entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. SFAS 166 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair-value hierarchy in which each instrument is generally classified:

Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At December 31, 2009, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 36.9% of all banks in the collateral pools, up from 13.1% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At December 31, 2009, the Company used a weighted average discount margin of 345 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at December 31, 2009 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $592. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $708.

Securities—available for sale and held to maturity. Available for sale securities are recorded at fair value and consist of residential mortgage-backed securities (RMBS) and debt securities issued by U.S. agencies as well as RMBS issued by non-agencies. Held to maturity securities are recorded at amortized cost and consist of RMBS issued by U.S. agencies as well as RMBS issued by non-agencies. Fair value for U.S. agency securities is generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. The market for RMBS issued by non-agencies continued to deteriorate in 2008 and 2009. The significant illiquidity in the market impacted the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available for sale or held to maturity.

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. At December 31, 2009, the Company’s projects monthly default rates to begin improving in mid 2010 and severities begin to improve in late 2011.

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

Other Real Estate Owned. Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in thousands)

	December 31, 2009
ASSETS:
Securities—trading: Collateralized debt obligations	$—	$—	$4,791	$4,791

Securities—available for sale:
Agency debt	$—	$65,947	$—	$65,947
Agency RMBS	—	55,962	—	55,962
Non-agency RMBS	—	—	141,298	141,298

Total—securities—available for sale	$—	$121,909	$141,298	$263,207

	June 30, 2009
ASSETS:
Securities—trading: Collateralized debt obligations	$—	$—	$5,445	$5,445

Securities—available for sale:
Agency debt	$—	$59,001	$—	$59,001
Agency RMBS	—	81,047	—	81,047
Non-agency RMBS	—	—	125,759	125,759

Total—securities—available for sale	$—	$140,048	$125,759	$265,807

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Trading Securities	Available for Sale Securities
	(Dollars in Thousands)
ASSETS
Beginning Balance July 1, 2009	$5,445	$125,759
Total gains/(losses)—(realized/unrealized):
Included in earnings	(471)	5,960
Included in other comprehensive income	—	4,604
Purchases, issuances, and settlements	(3)	(3,567)
Transfers into Level 3	—	8,542

Ending balance December 31, 2009	$4,971	$141,298

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans has a carrying amount of $6,045 after a write-off of $1,117, resulting in an additional provision for loan losses of $608 during the three months ended December 31, 2009.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $5,697, which is made up of the outstanding balance of $6,634, net of a valuation allowance of $937 at December 31, 2009.

Held to maturity securities measured for impairment on a non-recurring basis have a carrying amount of $39,975 after a charge to income for the six months ended December 31, 2009 of $5,438 and recoveries from other comprehensive income of $2,470. These held to maturity securities are valued using Level 3 inputs.

Fair value of Financial Instruments. Carrying amount and estimated fair values of financial instruments at December 31, 2009 and at the year-ended June 30, 2009 were as follows:

	December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$9,606	$9,606	$8,406	$8,406
Securities held to maturity	345,692	348,414	350,898	344,612
Stock of the Federal Home Loan Bank	18,848	N/A	18,848	N/A
Loans held for sale	7,568	7,568	3,190	3,190
Loans held for investment—net	657,181	676,548	615,463	626,588
Accrued interest receivable	5,687	5,687	5,868	5,868
Financial liabilities:
Deposits	877,828	885,526	648,524	636,479
Securities sold under agreements to repurchase	130,000	141,509	130,000	141,660
Advances from the Federal Home Loan Bank	223,992	230,369	262,984	270,893
Federal Reserve Discount Window and other borrowings	5,155	5,155	165,155	165,155
Accrued interest payable	1,160	1,160	2,108	2,108

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

4. SECURITIES

The amortized cost or carrying amount, the unrealized gains, unrealized losses and the fair value for the major categories of investment securities available for sale and held to maturity were:

	Trading	Available for sale				Held to maturity
	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
	December 31, 2009
	(Dollars in Thousands)
Mortgage-backed securities (RMBS):
U.S. agencies [1]	$—	$54,946	$1,016	$—	$55,962	$41,323	$557	$(2,135)	$39,745
Non-agency [2]	—	122,555	18,743	—	141,298	304,369	16,591	(12,291)	308,669

Total RMBS	—	177,501	19,759	—	197,260	345,692	17,148	(14,426)	348,414

Other debt securities:
U.S. agencies [1]	—	65,945	6	(4)	65,947	—	—	—	—
Non-agency	4,971	—	—	—	—	—	—	—	—

Total other debt securities	4,971	65,945	6	(4)	65,947	—	—	—	—

Total debt securities	$4,971	$243,446	$19,765	$(4)	$263,207	$345,692	$17,148	$(14,426)	$348,414

	June 30, 2009
	(Dollars in Thousands)
Mortgage-backed securities (RMBS):
U.S. agencies [1]	$—	$79,579	$1,471	$(3)	$81,047	$18,928	$538	$(5)	$19,461
Non-agency [2]	—	111,620	14,139	—	125,759	331,970	18,248	(25,067)	325,151

Total RMBS	—	191,199	15,610	(3)	206,806	350,898	18,786	(25,072)	344,612

Other debt securities:
U.S. agencies [1]	—	59,018	—	(17)	59,001	—	—	—	—
Non-agency	5,445	—	—	—	—	—	—	—	—

Total other debt securities	5,445	59,018	—	(17)	59,001	—	—	—	—

Total debt securities	$5,445	$250,217	$15,610	$(20)	$265,807	$350,898	$18,786	$(25,072)	$344,612

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available for sale portfolio with a total fair value of $141,298 at December 31, 2009 consists of 32 different issues of super senior securities with a fair value of $96,404; two senior structured whole loan securities with a fair value of $40,352 and 28 mezzanine z-tranche securities with a fair value of $4,542 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognize interest income over the remaining life of the security. In November of 2009, the Company transferred all of the mezzanine z-tranche securities with $1,245 of carrying value out of the held-to-maturity portfolio and into the available for sale portfolio in response to significant deterioration of credit performance of the residential mortgage loans underlying the securities. The Company concluded that the deterioration was significant for each security based upon 1) the rapid increase in the percent of the loan pool composed of loans 60 days or more past due, plus those in foreclosure or bankruptcy plus those repossessed and 2) the rapid decrease in percent of credit enhancement covering the total calculated in 1). All of the transferred mezzanine z-tranche securities were showing deterioration at a rate of at least 22% annually based on the statistical change since acquisition. The Company then sold 16 of the 44 securities transferred in December 2009. The unrealized gain at the time of the transfer was $7,297 and the realized gain on sale of the securities was $5,960.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $304,369 at December 31, 2009 consists of 84 different issues of super senior securities totaling $300,534 and one senior-support security with a carrying value of $3,835. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $1,216 impairment loss during fiscal 2009 and $5,114 during the six months ended December 31, 2009, of which $3,965 was recognized in the quarter ended December 31, 2009. At December 31, 2009, the security had a remaining contractual par value of $13,033 and accretable and non-accretable discount are currently projected to be $2,221 and $6,330, respectively. The current face amounts of debt securities available for sale and held to maturity that were pledged to secure borrowings at December 31, 2009 and 2008 were $571,000 and $469,000, respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Available for sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2009
	(Dollars in Thousands)
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—
Non-agencies	—	—	—	—	—	—

Total RMBS securities	$—	$—	$—	$—	$—	$—

Other debt: U.S. agencies	48,976	(4)	—	—	48,976	(4)

Total	$48,976	$(4)	$—	$—	$48,976	$(4)

	June 30, 2009
RMBS: U.S. agencies	$—	$—	$840	$(3)	$840	$(3)

Other debt: U.S. agencies	53,033	(17)	—	—	53,033	(17)

Total	$53,033	$(17)	$840	$(3)	$53,873	$(20)

	Held to maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2009
	(Dollars in Thousands)
RMBS:
U.S. agencies	$22,027	$(2,135)	$—	$—	$22,027	$(2,135)
Non-agency	52,975	(3,893)	108,743	(8,398)	161,718	(12,291)

Total RMBS securities	$75,002	$(6,028)	$108,743	$(8,398)	$183,745	$(14,426)

Other debt:
U.S. agencies	—	—	—	—	—	—

Total	$75,002	$(6,028)	$108,743	$(8,398)	$183,745	$(14,426)

	June 30, 2009
RMBS:
U.S. agencies	$—	$—	$1,026	$(5)	$1,026	$(5)
Non-agency	121,735	(16,509)	61,468	(8,558)	183,203	(25,067)

Total RMBS securities	$121,735	$(16,509)	$62,494	$(8,563)	$184,229	$(25,072)

There were 22 securities that were in a continuous loss position at December 31, 2009 for a period of more than 12 months. There were 22 securities that were in a continuous loss position at June 30, 2009 for a period of more than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the three months ended December 31, 2009	For the six months ended December 31, 2009
	(Dollars in Thousands)
Beginning balance	$2,823	$1,454

Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	1,642	2,877

Additions/Subtractions
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	2,427	2,561

Ending balance	$6,892	$6,892

At December 31, 2009, non-agency RMBS securities with a total carrying amount of $39,975 were determined to have a cumulative other-than-temporary impairment of $6,892 of which $4,069 was recognized in earnings during the quarter ended December 31, 2009, and $5,438 was recognized in earnings during the six months ended December 31, 2009. There was no other-than-temporary impairment during the six months ended December 31, 2008. Of this quarter’s other-than-temporary impairment of $4,069, impairment of $3,965 was related to the Company’s senior-support RMBS security accounted for in accordance with ASC Topic 310 as discussed above. The additional impairment to the Company’s senior-support RMBS as December 31, 2009 was the result of a market change in the long-term forecast for one-month LIBOR. The new higher one-month LIBOR interest rate will require more cash from the loan pool to be paid to the holders of the senior securities in the future reducing the excess interest available to cover forecasted credit losses and reducing the future cash receivable by the Company’s senior-support RMBS. The remaining $104 of impairment is related to 10 non-agency RMBS with a total carrying amount of $45,962 accounted for under ASC Topic 320, Accounting for certain investments. In accordance with ASC Topic 320-10-65-65.1, Recognition and Presentation of Other-Than-Temporary Impairments, the Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The difference between the present value and the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.

To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than -temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 3. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. At December 31, 2009, the Company projects monthly default rates to begin improving in mid 2010 and severities beginning to improve in late 2011.

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

The Company does not intend to sell and it is more likely than not that the Company will not be required to sell those impaired debt securities or any other debt security in a loss position at December 31, 2009.

The gross gains and losses realized through earnings upon the sale of available for sale securities were as follows:

	For the three months ended December 31,		For the six months ended December 31,
	(Dollars in Thousands)
	2009	2008	2009	2008
Proceeds	$57,281	$—	$57,281	$1,170

Gross realized gains	$6,546	$—	$6,546	$6
Gross realized loss	—	—	—	(7,902)

Net gain (loss) on securities	$6,546	$—	$6,546	$(7,896)

At December 31, 2009 and June 30, 2009, the Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive income as follows:

	December 31, 2009	June 30, 2009
	(Dollars in Thousands)
Available for sale debt securities—net unrealized gains	$19,761	$15,590
Held to maturity debt securities—other-than-temporary impairment loss under FSP FAS 115-2	(9,907)	(12,377)

Subtotal	9,854	3,213
Tax expense	(3,941)	(1,287)

Net unrealized gain on investment securities in other comprehensive income	$5,913	$1,926

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available for sale and held to maturity at December 31, 2009 were:

	December 31, 2009
	Trading	Available for sale		Held to maturity
	Fair Value	Amortized Cost	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
RMBS—U.S. agencies: [1]
Due within one year	$—	$11,064	$11,301	$8,855	$8,455
Due one to five years	—	20,079	20,418	17,556	16,649
Due five to ten years	—	10,532	10,688	7,610	7,294
Due after ten years	—	13,271	13,555	7,302	7,347

Total RMBS—U.S. agencies [1]	—	54,946	55,962	41,323	39,745

RMBS—Non-agency:
Due within one year	—	22,512	25,365	45,380	47,321
Due one to five years	—	74,292	84,119	87,893	92,969
Due five to ten years	—	19,482	23,589	46,866	47,878
Due after ten years	—	6,269	8,225	124,230	120,501

Total RMBS—Non-agency	—	122,555	141,298	304,369	308,669

Other debt:
Due within one year	—	65,945	65,947	—	—
Due one to five years	—	—	—	—	—
Due five to ten years	—	—	—	—	—
Due after ten years	4,971	—	—	—	—

Total other debt	—	65,945	65,947	—	—

Total	$4,971	$243,446	$263,207	$345,692	$348,414

[1]	Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5. ALLOWANCE FOR LOAN LOSS

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2009, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. We provide general loan loss reserves for our mortgage loans based upon the size and type of the mortgage loan and the loan-to-value ratio. For the three months ended December 31, 2009 charge-offs decreased 29.5% from the previous quarter, however for the six months ended December 31, 2009, we have experienced increased charge-offs compared to the previous year. If we continue to experience an increase in charge-offs relative to the loan portfolio size, we may be required to increase our loan loss provisions in the future to provide a larger loss allowance.

The following table summarizes activity in the allowance for loan losses for the six months ended December 31, 2009:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in thousands)
Balance at July 1, 2009	$1,113	$280	$1,680	$179	$1,475	$27	$4,754
Provision for loan loss	671	(11)	334	13	2,586	7	3,600
Charge-offs	(621)	(47)	(270)	—	(1,967)	—	(2,905)
Recoveries	—	—	—	—	—	—	—

Balance at December 31, 2009	$1,163	$222	$1,744	$192	$2,094	$34	$5,449

Impaired Loans and Nonperforming Loans. At December 31, 2009, $6,962 of impaired loans had no specific allowance allocations. The average carrying value of impaired loans was $5,781 for the quarter ended December 31, 2009 and $3,720 for the quarter ended September 30, 2009. The interest income recognized during the periods of impairment is insignificant for those loans impaired at December 31, 2009. Loans past due 90 days or more which were still accruing were $3,310 at December 31, 2009 and $4,715 at June 30, 2009. For loans past due 90 days or more and still accruing, the Company has received principal and interest from the servicer, even though the borrower is delinquent. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected from the sale of collateral. Nonperforming loans are comprised of loans past due 90 days or more on nonaccrual status and other loans on nonaccrual. At December 31, 2009, our nonperforming loans totaled $6,045, or 0.90% of total gross loans and our total nonperforming assets totaled $12,460, or 0.93% of total assets.

Nonperforming loans consisted of the following:

	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans:
Loans secured by real estate:
Single family	$4,585	$1,502
Home equity loans	94	9
Multifamily	297	1,171
Commercial	—	—

Total nonaccrual loans secured by real estate	4,976	2,682
RV/Auto	1,067	158
Other	2	—

Total nonperforming loans	$6,045	$2,840

Total nonperforming loans as a percentage of total loans	0.90%	0.45%

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

Agreement with Certain Directors to Exchange Fair Value of Options for Restricted Stock. On May 21, 2009, the Company approved a form of Exchange Agreement available to five directors of the Company who in 1999 were issued non-qualified stock option contracts which expired August 13, 2009. Given the short time frame to exercise the stock option contracts which entitled the five directors to a total of 179,457 shares of common stock at a price of $4.19 per share, the non affected directors of the Company determined it was in the best interest of the Company to provide a fair value exchange option. The Exchange Agreement allows these fully vested options to be exchanged for a smaller number of fully vested restricted stock shares under the conditions set forth in the Company’s 2004 Plan. The Company’s 2004 Plan allows each director to receive fewer restricted stock shares (net settle) and use the surrendered shares to fund income tax liabilities. On May 28, 2009, each of the five directors, entered into the Exchange Agreement and selected a future date to cancel their 1999 fully-vested stock option contracts and receive a fully-vested restricted stock grant under the 2004 Plan based upon the fair value of the option contracts cancelled.

At year ended June 30, 2009, three of the directors had made the conversion surrendering 81,973 options and received 27,935 shares of restricted common stock for $179 (including $73 income tax benefit). The remaining two directors made the exchange in August 2009, surrendering 97,482 options and received 40,349 shares of restricted common stock for $289 (including $118 income tax benefit).

Stock Options. The Company’s income before income taxes for the quarters ended December 31, 2009 and 2008 included stock option compensation expense of $10 and $74, with a total income tax benefit of $4 and $30, respectively. For the six months ended December 31, 2009 and 2008 stock option compensation expense was $29 and $150, with total income benefit of $12 and $59, respectively. At December 31, 2009, unrecognized compensation expense related to non-vested stock option grants aggregated $22 which is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
Fiscal year remainder:
2010	$19
2011	3
2012	—
2013	—

Total	$22

A summary of stock option activity under the Plans during the period July 1, 2008 to December 31, 2009 is presented below:

	Number of Shares	Average Exercise Price Per Share
Outstanding – July 1, 2008	906,244	$7.09
Converted	(81,973)	$4.19
Forfeitures	(63,900)	$8.06

Outstanding – June 30, 2009	760,371	$7.32

Converted	(97,482)	$4.19
Exercised	(63,684)	$4.19

Outstanding – December 31, 2009	599,205	$8.17

Options exercisable – June 30, 2009	743,213	$6.96
Options exercisable – December 31, 2009	591,578	$8.18

The following table summarizes information as of December 31, 2009 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Exercise Price
$ 4.19	117,444	0.8	117,444	$4.19
$ 7.35	120,200	6.6	112,573	$7.35
$ 8.50	7,500	5.9	7,500	$8.50
$ 9.20	7,500	5.6	7,500	$9.20
$ 9.50	164,000	5.6	164,000	$9.50
$10.00	181,561	3.4	181,561	$10.00
$11.00	1,000	2.5	1,000	$11.00

$ 8.17	599,205	4.2	591,578	$8.18

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at December 31, 2009 were $1,100 and $1,080, respectively.

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

During the quarters ended December 31, 2009 and September 30, 2009 the Company’s Board of Directors granted 97,324 and 36,340 restricted stock units respectively, to employees and directors. Restricted stock unit awards granted during these quarters vest over three years, one-third on each anniversary date, except the 80,000 units granted to our CEO in the quarter ended December 31, 2009, which vest one-third on each fiscal year end.

The Company’s income before income taxes for the quarters ended December 31, 2009 and 2008 included restricted stock compensation expense of $218 and $88, respectively, with a total income tax benefit of $92 and $36, respectively. For the six months ended December 31, 2009 and 2008 restricted stock compensation expense was $331 and $175, with total income benefit of $138 and $69, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided equally across the service periods between each vesting date. At December 31, 2009, unrecognized compensation expense related to non-vested grants aggregated $1,627 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
Fiscal year remainder:
2010	$436
2011	750
2012	403
2013	38

Total	$1,627

The following table presents the status and changes in non-vested restricted stock and restricted stock unit grants from July 1, 2008 through December 31, 2009:

	Restricted Stock and restricted stock unit	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2008	127,071	$7.13

Granted	95,335	$6.03
Vested	(61,502)	$7.09
Forfeitures	(7,800)	$6.57

Non-vested balance at June 30, 2009	153,104	$6.49

Granted	133,664	$8.30
Vested	(27,007)	$6.52
Forfeitures	—	$—

Non-vested balance at December 31, 2009	259,761	$7.42

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At December 31, 2009, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended December 31,		Six Months Ended December 31,
	(Dollars in Thousands)
	2009	2008	2009	2008
Earnings Per Common Share
Net income	$5,548	$2,761	$9,256	$944
Preferred stock dividends	(173)	(173)	(346)	(344)

Net income attributable to common shareholders	$5,375	$2,588	$8,910	$600

Average common shares issued and outstanding	8,178,931	8,182,325	8,106,669	8,241,154
Average unvested Restricted stock grant and RSU shares	243,757	150,157	195,649	142,932

Total qualifying shares	8,422,688	8,332,482	8,302,318	8,384,086

Earnings per common share	$0.64	$0.31	$1.07	$0.07

Diluted Earnings Per Common Share
Net income attributable to common shareholders	$5,375	$2,588	$8,910	$600
Preferred stock dividends to dilutive convertible preferred	96	96	192	189

Dilutive net income attributable to common shareholders	$5,471	$2,684	$9,102	$789

Average common shares issued and outstanding	8,422,688	8,332,482	8,302,318	8,384,086
Dilutive effect of stock options	81,308	22,515	80,169	65,194
Dilutive effect of convertible preferred stock	531,690	531,690	531,690	523,293

Total dilutive common shares issued and outstanding	9,035,686	8,886,687	8,914,177	8,972,573

Diluted earnings per common share	$0.61	$0.30	$1.02	$0.09

Options and stock grants of 592,941 and 877,868 shares for the six months ended December 31, 2009 and 2008, respectively, were not included in determining diluted earnings per share, as they were anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments. The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 2009, the Company had $83.8 million in commitments to originate or purchase loans and investment securities and $18.6 million in commitments to sell loans.

9. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There were five new related party loans granted during the six months ended December 31, 2009, totaling $6,896 and no new loans granted during in the six months ended December 31, 2008.

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

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	December 31, 2009	June 30, 2009	December 31, 2008
Selected Balance Sheet Data:
Total assets	$1,345,313	$1,302,208	$1,220,451
Loans—net of allowance for loan losses	657,181	615,463	641,475
Loans held for sale	7,568	3,190	2,917
Allowance for loan losses	5,449	4,754	3,374
Securities—trading	4,971	5,445	7,180
Securities—available for sale	263,207	265,807	184,359
Securities—held to maturity	345,692	350,898	320,920
Total deposits	877,828	648,524	632,493
Securities sold under agreements to repurchase	130,000	130,000	130,000
Advances from the FHLB	223,992	262,984	321,977
Federal Reserve Discount Window and other borrowings	5,155	165,155	50,155
Total Stockholders’ equity	102,618	88,939	81,345

BofI HOLDING, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or for the Three Months Ended December 31,		At or for the Six Months Ended December 31,
	2009	2008	2009	2008
Selected Income Statement Data:
Interest and dividend income	$21,866	$19,507	$43,643	$38,684
Interest expense	8,890	10,738	18,102	22,103

Net interest income	12,976	8,769	25,541	16,581
Provision for loan losses	1,600	1,125	3,600	1,630

Net interest income after provision for loan losses	11,376	7,644	21,941	14,951
Non-interest income (loss)	2,751	14	1,742	(7,910)
Non-interest expense	4,492	3,008	7,769	5,485

Income before income tax expense	9,635	4,650	15,914	1,556
Income tax expense	4,087	1,889	6,658	612

Net income	$5,548	$2,761	$9,256	$944

Net income attributable to common stock	$5,375	$2,588	$8,910	$600
Per Share Data:
Net income:
Basic	$0.64	$0.31	$1.07	$0.07
Diluted	$0.61	$0.30	$1.02	$0.09
Book value per common share	$11.33	$8.90	$11.33	$8.90
Tangible book value per common share	$11.33	$8.90	$11.33	$8.90
Weighted average number of shares outstanding:
Basic	8,422,688	8,332,482	8,302,318	8,384,086
Diluted	9,035,686	8,886,687	8,914,177	8,972,573
Common shares outstanding at end of period	8,189,544	8,032,896	8,189,544	8,032,896
Common shares issued at end of period	8,809,466	8,637,373	8,809,466	8,637,373
Performance Ratios and Other Data:
Loan originations for investment	$26,647	$15,813	$35,083	$27,842
Loan originations for sale	30,685	6,513	55,691	6,726
Loan purchases	54,331	34,276	55,964	49,625
Return on average assets	1.68%	0.92%	1.40%	0.18%
Return on average stockholders’ equity	24.63%	14.63%	21.02%	1.58%
Interest rate spread [1]	3.84%	2.74%	3.77%	2.58%
Net interest margin [2]	4.02%	2.98%	3.95%	2.83%
Efficiency ratio [3]	28.56%	34.20%	28.48%	63.30%
Capital Ratios:
Equity to assets at end of period	7.63%	6.67%	7.63%	6.67%
Tier 1 leverage (core) capital to adjusted tangible assets [4]	7.91%	6.86%	7.91%	6.86%
Tier 1 risk-based capital ratio [4]	16.18%	14.40%	16.18%	14.40%
Total risk-based capital ratio [4]	17.01%	14.98%	17.01%	14.98%
Tangible capital to tangible assets [4]	7.91%	6.86%	7.91%	6.86%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.90%	0.09%	0.93%	0.15%
Nonperforming loans to total loans	0.90%	0.61%	0.90%	0.61%
Nonperforming assets to total assets	0.93%	0.66%	0.93%	0.66%
Allowance for loan losses to total loans at end of period	0.81%	0.52%	0.81%	0.52%
Allowance for loan losses to nonperforming loans	90.14%	84.37%	90.14%	84.37%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
[3]

Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income. For the six months ended December 31, 2008, without the loss of $7.902 million in noninterest income due to the loss on sale of FNMA preferred stock, the efficiency ratio would have been 33.1%.

[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

RESULTS OF OPERATIONS – Comparison of the Three Months and the Six months Ended December 31, 2009 and 2008

For the three months ended December 31, 2009, we had net income of $5,548,000 compared to net income of $2,761,000 for the three months ended December 31, 2008. Net income attributable to common stock holders was $5,375,000 or $0.61 per diluted share compared to net income of $2,588,000 or $0.30 per diluted share for the three months ended December 31, 2009 and 2008, respectively.

Other key comparisons between our operating results for the quarters ended December 31, 2009 and 2008 are:

•

Net interest income increased $4,207,000 in the 2009 quarter due to a 9.7% increase in average earning assets primarily from purchases of mortgage-backed securities. In addition, our net interest margin increased 104 basis points in the quarter ended December 31, 2009 compared to December 31, 2008, as the rates paid on deposits and borrowings decreased 96 basis points.

•

The loan loss provision was $1,600,000 for the December 31, 2009 quarter compared to $1,125,000 for the quarter ended December 31, 2008. The increased loan loss provision was due primarily to the general declines in housing values and increased charge-offs on RV loans.

•

Non-interest income increased $2,737,000 for the December 31, 2009 quarter compared to the quarter ended December 31, 2008. During the December 31, 2009 quarter, we sold securities for a gain of $6,546,000, recorded other-than-temporary impairment (OTTI) expense of $4,069,000, experienced a fair value loss to our trading securities of $329,000 and had $454,000 in gains on the sale of single family first mortgages.

For the six months ended December 31, 2009, we had net income of $9,256,000 compared to net income of $944,000 for the six months ended December 31, 2008. Net income attributable to common stock holders was $8,910,000 or $1.02 per diluted share compared to net income of $600,000 or $0.09 per diluted share for the six months ended December 31, 2009 and 2008, respectively.

For the three months ended December 31, 2009, net income included an after-tax increase of $1,426,000 for the realized gains of $6,546,000, net of the unrealized loss of $4,069,000 for the impairment of certain mortgage-backed securities. Excluding the net mortgage-backed securities gain, net income would have been $4,122,000 for the quarter ended December 31, 2009, an increase of 49.3% compared to $2,761,000 earned for the quarter ended December 31, 2008.

Excluding the impact of a one-time loss in the six months ended December 31, 2008 for our investment in Fannie Mae preferred stock, our earnings increased $3,602,000 or 63.7% compared to the six months ended December 31, 2008. As a result of the U.S. Government’s decision to place Fannie Mae in conservatorship and to suspend dividends to shareholders, our earnings were reduced by an after tax loss of $4,710,000 due to the sale of our investment in Fannie Mae preferred stock. On September 7, 2008, the U.S. Treasury, the Board of Governors of the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. The U.S. Treasury also announced that dividends on Fannie Mae and Freddie Mac common and preferred stock were eliminated. As a result of the government’s decision, we sold our investment in Fannie Mae Preferred stock on September 8, 2008 at a pre-tax loss of $7,902,000. Excluding the Fannie Mae loss, earnings for the six months ended December 31, 2008 would have been $5,654,000.

Net Interest Income

Net interest income for the quarter ended December 31, 2009 totaled $13.0 million, a 47.7% increase compared to net interest income of $8.8 million for the quarter ended December 31, 2008.

Total interest and dividend income during the quarter ended December 31, 2009 increased 12.3% to $21.9 million, compared to $19.5 million during the quarter ended December 31, 2008. The increase in interest and dividend income for the quarter was attributable primarily to growth in average earning assets from purchases of investment securities. The average balance of investment securities (primarily mortgage-backed securities) increased 23.7% when compared for the three-month periods ended December 31, 2009 and 2008. The increase in interest income was also the result of our higher rates earned on new non-agency mortgage-backed securities purchased. The loan portfolio yield for the quarter ended December 31, 2009 decreased 7 basis points and the investment security portfolio yield increased 22 basis points. The net growth in average earning assets for the three-month period was funded largely by increased demand and savings accounts. Total interest expense decreased 16.8% to $8.9 million for the quarter ended December 31, 2009 compared with $10.7 million for the quarter ended December 31, 2008. The average funding rate decreased by 96 basis points while the average interest-bearing liabilities incurred a 9.8% growth in average balances. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 92 basis points, decreases in the average funding rates of demand and savings accounts of 179 basis points offset by an increase in the average rates of FHLB advances of 39 basis points when compared for the quarter ended December 31, 2009 and 2008. Net interest margin, defined as net interest income divided by average earning assets, increased by 104 basis points to 4.02% for the quarter ended December 31, 2009, compared with 2.98% for the quarter ended December 31, 2008.

For the six months ended December 31, 2009, net interest income was $25.5 million, a 53.6% increase compared to net interest income of $16.6 million for the six months ended December 31, 2008. The increase in interest and dividend income for the six months was attributable primarily to growth in average earning assets from purchases of investment securities. The average balance of investment securities (primarily mortgage-backed securities) increased 22.2% when compared for the six month periods ended December 31, 2009 and 2008. Total interest expense decreased 18.1% to $18.1 million for the six ended December 31, 2009 compared with $22.1 million for the six ended December 31, 2008. The average funding rate decreased by 105 basis points while the average interest-bearing liabilities incurred a 10.7% growth in average balances. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 85 basis points, decreases in the average funding rates of demand and savings accounts of 167 basis points offset by an increase in the average rates of FHLB advances of 44 basis points when compared for the six months ended December 31, 2009 and 2008. Net interest margin, defined as net interest income divided by average earning assets, increased by 112 basis points to 3.95% for the six months ended December 31, 2009, compared with 2.83% for the six months ended December 31, 2008.

The improvement in the net interest margin has resulted from specific actions we have taken to manage our assets and liabilities, as well as general changes in the U.S. Treasury yield curve and loan risk premiums. Our specific actions include selling our agency mortgage-backed securities and replacing them with higher yielding loans and non-agency mortgage backed securities. In addition, we have lowered our deposit offering rates in an effort to take advantage of lower borrowing rates tied to U.S. Treasury rates. Since March of 2008, the Federal Reserve has reduced the short-term Fed funds rate by 200 basis points, to a range of 0.00 to 0.25% as of December 31, 2009. The rate cuts have reduced and will likely continue to reduce our cost of funding through lower term deposit rates and will reduce our interest income on certain loans and securities, transitioning from a fixed rate to an adjustable rate.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2009 and 2008:

	For the Three Months Ended December 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Rates Earned/ Paid [1]	Average Balance	Interest Income/ Expense	Rates Earned/ Paid [1]
	(Dollars in Thousands)
Assets
Loans [2,3]	$630,997	$10,260	6.50%	$636,694	$10,454	6.57%
Federal funds sold	13,345	3	0.09%	4,162	7	0.67%
Interest-bearing deposits in other financial institutions	299	—	0.00%	9,351	10	0.43%
Investment securities [3,4]	626,675	11,603	7.41%	506,705	9,113	7.19%
Stock of the FHLB, at cost [7]	18,848	—	0.00%	18,905	(77)	-1.63%

Total interest-earning assets	1,290,164	21,866	6.78%	1,175,817	19,507	6.64%
Non-interest earning assets	27,231			17,924

Total assets	$1,317,395			$1,193,741

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$422,696	$1,685	1.59%	$144,692	$1,222	3.38%
Time deposits	405,279	3,713	3.66%	440,703	5,046	4.58%
Securities sold under agreements to repurchase	130,000	1,446	4.45%	130,000	1,435	4.42%
Advances from the FHLB	220,610	1,992	3.61%	363,606	2,928	3.22%
Other borrowings	31,786	54	0.68%	23,438	107	1.83%

Total interest-bearing liabilities	1,210,371	8,890	2.94%	1,102,439	10,738	3.90%
Noninterest-bearing demand deposits	4,534			4,224
Other interest-free liabilities	5,365			6,491
Stockholders’ equity	97,125			80,587

Total liabilities and stockholders’ equity	$1,317,395			$1,193,741

Net interest income		$12,976			$8,769

Net interest spread [5]			3.84%			2.74%
Net interest margin [6]			4.02%			2.98%

[1]	Annualized
[2]	Loans include loans held for sale, loan premiums and unearned fees.
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
[7]

The FHLBSF did not declare dividends for the quarters ended December 31, 2009 and 2008. A portion of the estimated dividend was accrued in the quarter ended September 30, 2008, which was subsequently reversed in the quarter ended December 31, 2008.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2009 and 2008:

	For the Six Months Ended December 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Rates Earned/ Paid [1]	Average Balance	Interest Income/ Expense	Rates Earned/ Paid [1]
	(Dollars in Thousands)
Assets
Loans [2,3]	$621,976	$20,610	6.63%	$631,254	$20,234	6.41%
Federal funds sold	26,169	19	0.15%	3,294	19	1.15%
Interest-bearing deposits in other financial institutions	291	—	0.00%	5,231	22	0.84%
Investment securities [3,4]	624,950	22,975	7.35%	511,236	18,215	7.13%
Stock of the FHLB, at cost	18,848	39	0.41%	19,220	194	2.02%

Total interest-earning assets	1,292,234	43,643	6.75%	1,170,235	38,684	6.61%
Non-interest earning assets	27,472			17,859

Total assets	$1,319,706			$1,188,094

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$391,773	$3,237	1.65%	$139,055	$2,309	3.32%
Time deposits	391,689	7,592	3.88%	434,953	10,286	4.73%
Securities sold under agreements to repurchase	130,000	2,882	4.43%	130,000	2,851	4.39%
Advances from the FHLB	218,146	4,216	3.87%	378,267	6,482	3.43%
Other borrowings	82,492	175	0.42%	14,297	175	2.45%

Total interest-bearing liabilities	1,214,100	18,102	2.98%	1,096,572	22,103	4.03%
Noninterest-bearing demand deposits	4,547			4,114
Other interest-free liabilities	6,487			6,720
Stockholders’ equity	94,572			80,688

Total liabilities and stockholders’ equity	$1,319,706			$1,188,094

Net interest income		$25,541			$16,581

Net interest spread [5]			3.77%			2.58%
Net interest margin [6]			3.95%			2.83%

[1]	Annualized
[2]	Loans include loans held for sale, loan premiums and unearned fees.
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

	For the Three Months Ended December 31, 2009 vs 2008				For the Six Months Ended December 31, 2009 vs 2008
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate /Vol	Total net	Volume	Rate	Rate /Vol	Total net
	(Dollars in thousands)
Increase / (decrease) in interest income:
Loans	$(94)	$(101)	$1	$(194)	$(297)	$683	$(10)	$376
Federal funds sold	15	(6)	(13)	(4)	132	(17)	(115)	—
Interest-bearing deposits in other financial institutions	(10)	(10)	10	(10)	(21)	(22)	21	(22)
Mortgage-backed securities	2,157	269	64	2,490	4,052	580	128	4,760
Stock of the Federal Home Loan Bank	—	77	—	77	(4)	(154)	3	(155)

	$2,068	$229	$62	$2,359	$3,862	$1,070	$27	$4,959

Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$2,348	$(645)	$(1,240)	$463	$4,196	$(1,160)	$(2,108)	$928
Time deposits	(406)	(1,008)	81	(1,333)	(1,023)	(1,855)	184	(2,694)
Securities sold under agreements to repurchase	—	11	—	11	—	31	—	31
Advances from the Federal Home Loan Ban	(1,151)	355	(140)	(936)	(2,744)	829	(351)	(2,266)
Other borrowings	38	(67)	(24)	(53)	835	(145)	(690)	—

	$829	$(1,354)	$(1,323)	$(1,848)	$1,264	$(2,300)	$(2,965)	$(4,001)

Provision for Loan Losses

The loan loss provision was $1,600,000 for the quarter ended December 31, 2009, compared to $1,125,000 for the quarter ended December 31, 2008. For the six months ended December 31, 2009, loan loss provisions totaled $3,600,000 compared to $1,630,000 for the six months ended December 31, 2008. The increased provision for the quarter ended December 31, 2009 was the result of the nationwide decline in housing values and higher unemployment which has negatively impacted consumer credit, continued changes in portfolio mix and higher estimated losses from our recreational vehicle portfolio and real estate loan portfolios. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Non-interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Realized gain (loss) on securities:
Sale of FNMA preferred stock	$—	$—	$—	$(7,902)
Sale of mortgage-backed securities	6,546	—	6,546	6

Total realized gain (loss) on securities	6,546	—	6,546	(7,896)
Unrealized gain (loss) on securities:
Total impairment losses	(6,044)	—	(6,785)	—
Loss recognized in other comprehensive earnings	1,975	—	1,347	—

Net impairment loss recognized in earnings	(4,069)	—	(5,438)	—
Fair value loss on trading securities	(329)	(168)	(471)	(345)

Total unrealized loss on securities	(4,398)	(168)	(5,909)	(345)
Prepayment penalty fee income	1	3	48	45
Mortgage banking income	454	54	786	55
Banking service fees and other income	148	125	271	231

Total non-interest income (loss)	$2,751	$14	$1,742	$(7,910)

The $2.8 million income in non-interest income for the three months ended December 31, 2009 was the result of gain on sale of securities of $6.5 million, a gain of $603,000 in first mortgages originated for sale and other fees, partially offset by an OTTI loss of $4.1 million and a fair value loss on CDO’s of $329,000. The income for the three months ended December 31, 2008 was primarily the result of a gain of $182,000 in first mortgages originated for sale and other fees, partially offset by a fair value loss on CDO’s of $168,000. For the six months ended December 31, 2009 non-interest income was $1.7 million, the result of gain on sale of securities of $6.5 million, a gain of $1.1million in first mortgages originated for sale and other fees, partially offset by an OTTI loss of $5.4 million and a fair value loss on CDO’s of $471,000. The loss of $7.9 million for the six months ended December 31, 2008 was primarily the result of selling $9.1 million in FNMA preferred stock resulting in a loss of $7.9 million and recording a fair value adjustment to our trading securities for a loss of $345,000, partially offset by of a gain of $331,000 in first mortgages originated for sale and other fees.

Non-interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Salaries, employee benefits andstock-based compensation	$1,778	$1,310	$3,186	$2,574
Professional services	554	504	838	699
Occupancy and equipment	100	119	204	217
Data processing and internet	241	179	441	367
Advertising and promotional	92	159	176	252
Depreciation and amortization	56	42	110	82
Real estate owned and repossessed vehicles	782	78	1,084	198
FDIC and OTS regulatory fees	392	172	787	337
Other general and administrative	497	445	943	759

Total noninterest expenses	$4,492	$3,008	$7,769	$5,485

Efficiency Ratio [1]	28.56%	34.20%	28.48%	63.30%
Non-interest expense asannualized % of average assets	1.36%	1.01%	1.18%	0.92%

[1]

Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income. For the six months ended December 31, 2008, without the loss of $7.902 million in noninterest income due to the loss on sale of FNMA preferred stock, the efficiency ratio would have been 33.1%.

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $4.5 million and $7.8 million for the three months and six months ended December 31, 2009, up from $3.0 million and $5.5 million for the three months and six months ended December 31, 2008.

Total salaries, benefits and stock-based compensation increased $468,000 to $1,778,000 for the quarter ended December 31, 2009 compared to $1,310,000 for the quarter ended December 31, 2008. For the six-months ended December 31, 2009 compensation increased $612,000 to $3,186,000 compared to the six months ended December 31, 2008. Total compensation increased primarily related to staffing changes in the lending business and a 3.6% average increase to salaries and wages. The Bank’s staff increased from 51 to 64 full-time equivalents between December 31, 2008 and 2009.

Professional services, which include accounting and legal fees, increased $50,000 for the quarter and $139,000 for the six-months ended December 31, 2009, compared to the same periods ended December 31, 2008. The increase in professional services for the three and six month periods ended December 31, 2009 was primarily due to contract underwriters used in connection with loan pool purchases, set-up of first mortgage and multifamily loan products and legal and ratings fees due to the re-securitization of our non-agency mortgage backed securities.

Advertising and promotional expense decreased $67,000 and $76,000 for the three-month and six-month periods ending December 31, 2009, respectively, compared to the three months ended December 31, 2008. The decrease was primarily due a decrease in lead acquisitions for our home equity loan origination program.

Data processing and internet expense increased $62,000 for the three-month period and $74,000 for the six-month period ending December 31, 2009 compared to the same periods ended December 31, 2008. The increase was primarily due to an increase in the number of customer accounts and fees for special enhancements to the Bank’s core processing system.

The costs and losses associated with the upkeep and disposal of the real estate owned property and repossessed RV’s increased $704,000 for the three-month period ending December 31, 2009 compared to the three months ended December 31, 2008. For the six-months ended December 31, 2009 these costs increased $886,000 compared to the six-months ended December 31, 2008. This increase in the three and six months was due to increased volume in REO’s.

The cost of our FDIC and OTS standard regulatory charges increased $220,000 for the three-month period and $184,000 for the six-months ending December 31, 2009 compared to the three and six months ended December 31, 2008. This was due to higher average deposit and borrowing balances and higher assessment rates for the period ended December 31, 2009. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.

Other general and administrative expense increased $52,000 during the quarter and $184,000 for the six-months ended December 31, 2009 compared to the same periods in 2008, primarily due to an increase in deposit related expenses.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2009 and 2008 were 42.42% and 40.62%, respectively. Our effective income tax rates for the six months ended December 31, 2009 and 2008 were 41.84% and 39.33%, respectively.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $43.1 million, or 3.3%, to $1,345.3 million, as of December 31, 2009, up from $1,302.2 million at June 30, 2009. The increase in total assets was primarily due to an increase of $41.7 million in loans held for investment offset by a decrease of $8.3 million in investment securities. Total liabilities increased a total of $29.4 million, primarily due to an increase in deposits of $229.3 million offset with a decrease in borrowings of $160.0 million from the Federal Reserve Discount Window and a decrease of $39.0 million in borrowing from the Federal Home Loan Bank of San Francisco.

Loans

Net loans held for investment increased to $657.2 million at December 31, 2009 from $615.5 million at June 30, 2009. The increase in the loan portfolio was due to loan originations and purchases of $92.6 million, offset by loan repayments of $44.1 million, transfers to foreclosed real estate of $4.0 million amortization of $2.3 million and a net increase in the allowance of $695,000 during the six months ended December 31, 2009.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2009		June 30, 2009
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$158,094	23.6%	$165,405	26.3%
Home equity	26,306	3.9%	32,345	5.1%
Multifamily (five units or more)	362,267	54.1%	326,938	52.0%
Commercial real estate and land loans	31,742	4.7%	30,002	4.8%
Consumer—Recreational vehicle	43,730	6.5%	50,056	8.0%
Other	48,069	7.2%	23,872	3.8%

Total loans held for investment	$670,208	100.0%	$628,618	100.0%
Allowance for loan losses	(5,449)		(4,754)
Unamortized premiums/discounts,net of deferred loan fees	(7,578)		(8,401)

Net loans held for investment	$657,181		$615,463

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through December 31, 2009, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss

Nonperforming Assets

Nonperforming loans are comprised of loans past due 90 days or more on nonaccrual status and other loans on nonaccrual. Nonperforming assets include nonperforming loans plus other foreclosed real estate and repossessed assets. At December 31, 2009, our nonperforming loans totaled $6,045,000, or 0.90% of total gross loans and our total nonperforming assets totaled $12,460,000, or 0.93% of total assets.

Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following as of the dates indicated:

	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans:
Loans secured by real estate:
Single family	$4,585	$1,502
Home equity loans	94	9
Multifamily	297	1,171
Commercial	—	—

Total nonaccrual loans secured by real estate	4,976	2,682
RV/Auto	1,067	158
Other	2	—

Total nonperforming loans	6,045	2,840
Foreclosed real estate	5,697	5,334
Repossessed—vehicles	718	317

Total nonperforming assets	$12,460	$8,491

Total nonperforming loans as a percentage of total loans	0.90%	0.45%

Total nonperforming assets as a percentage of total assets	0.93%	0.65%

Total nonperforming assets increased a net $3,969,000 between June 30, 2009 and December 31, 2009. The increase was due to additional nonperforming and foreclosed single family loans totaling $3,673,000, an increase in nonperforming home equity loans of $85,000, offset by a decrease in nonperforming and foreclosed multifamily loans of $788,000, and an additional charge offs to foreclosed commercial loans of $313,000. Nonperforming and repossessed RV loans increased from $475,000 at June 30, 2009 to $1,785,000 at December 31, 2009. The increased level of nonperforming real estate loans reflects the nationwide downturn in real estate values. The increased level of nonperforming RV loans reflects the current nationwide recession. If real estate values continue to decline and consumer job losses continue to increase, we are likely to experience continued growth of our nonperforming assets.

An analysis of impaired loans is as follows:

	December 31, 2009	June 30, 2009
	(Dollars in Thousands)
Nonperforming loans	$6,045	$2,840
Troubled debt restructuring	917	—
Other impaired loans	—	—

Total impaired loans	$6,962	$2,840

At December 31, 2009, the carrying value of impaired loans is net of write-offs of $1,117,000 and there are no specific allowance allocations. The average carrying value of impaired loans was $5,781,000 and $3,303,000 for the quarters ended December 31, 2009 and 2008, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at December 31, 2009 or 2008. Loans past due 90 days or more which were still accruing interest were $3,310,000 at December 31, 2009 and $4,715,000 at June 30, 2009. Loans past due 90 days and still accruing interest are certain single family mortgages from which we both received advanced payments from the loan servicing company and we determined that such loans are not impaired based upon a current fair value analysis of the collateral.

The Bank has other loans which have been modified but are not considered a troubled debt restructuring. A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent modifications of principal and interest payments or an extension of maturity dates. The Bank has made temporary modifications to a borrower’s loan terms, such as a temporary reduction in a borrower’s interest rate to match lower market interest rates or other temporary changes in terms. At December 31, 2009, the Bank had non-impaired loan modifications on mortgage loans and RV loans with outstanding balances totaling $1,396,000 and $3,908,000, respectively, with borrowers currently making monthly payments under a temporary loan modification.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2009, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. We provide general loan loss reserves for our mortgage loans based upon the size and type of the mortgage loan and the loan-to-value ratio. For the period ended December 31, 2009, we have experienced increased charge-offs of RV loans due to the nationwide recession. Our Bank’s portfolio of RV loans is expected to decrease in the future as the Bank no longer originates RV loans. The amount of RV charge-offs for this quarter ended December 31, 2009, declined 30% compared to the last quarter ended September 30, 2009 and the average RV loan amount which defaulted decreased by 23%, this quarter compared to last quarter. We believe that the number of borrower defaults experienced this quarter will continue in subsequent quarters, however the amount of charge-offs should be more reflective of the average RV loan size, approximately 33% lower. Given the uncertainties surrounding a further downturn in our economy, we may experience a larger increase in the relative amount of charge-offs and may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.

The following table summarizes activity in the allowance for loan losses for the six months ended December 31, 2009:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in thousands)
Balance at July 1, 2009	$1,113	$280	$1,680	$179	$1,475	$27	$4,754
Provision for loan loss	671	(11)	334	13	2,586	7	3,600
Charge-offs	(621)	(47)	(270)	—	(1,967)	—	(2,905)
Recoveries	—	—	—	—	—	—	—

Balance at December 31, 2009	$1,163	$222	$1,744	$192	$2,094	$34	$5,449

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2009		June 30, 2009
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
	(Dollars in thousands)
Single family	$1,163	21.34%	$1,113	23.41%
Home equity	222	4.07%	280	5.89%
Multifamily	1,744	32.01%	1,680	35.34%
Commercial real estate and land	192	3.52%	179	3.76%
Consumer - Recreational vehicles	2,094	38.44%	1,475	31.03%
Other	34	0.62%	27	0.57%

Total	$5,449	100.00%	$4,754	100.00%

The loan loss provision was $1,600,000 and $1,125,000 for the quarter ended December 31, 2009 and 2008, respectively. The increased provision for the quarter ended December 31, 2009 was the result of the nationwide decline in housing values and higher unemployment which has negatively impacted consumer credit, continued changes in portfolio mix and higher estimated losses from our recreational vehicle portfolio and real estate loan portfolios.

Investment Securities

Total investment securities were $613.9 million as of December 31, 2009, compared with $622.2 million at June 30, 2009. During the six months ended December 31, 2009, we purchased $23.7 million of mortgage-backed securities and $44.9 million in FHLMC Discount notes available for sale, had sales / matured bonds of $50.7 million, and received principal repayments of approximately $29.1 million. We also purchased $25.0 million of mortgage-backed securities and $20.8 million in FNMA bonds held to maturity, and received principal repayments of approximately $56.9 million and the balance of the change is equal to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held to maturity or available for sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.

Deposits

Deposits increased a net $229.3 million, or 35.4%, to $877.8 million at December 31, 2009, from $648.5 million at June 30, 2009. Our deposit gain composition was an 81.6% increase in interest bearing demand and savings accounts along with a 5.5% increase in time deposit accounts. Our increase in deposit accounts was the result of increased promotion and competitive pricing during the first six months ended December 31, 2009.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2009		June 30, 2009
	Amount	Rate*	Amount	Rate*
	(Dollars in thousands)
Non-interest bearing:	$5,447	0.00%	$3,509	0.00%
Interest bearing:
Demand	60,715	1.04%	59,151	1.22%
Savings	396,785	1.63%	192,781	1.94%

Time deposits:
Under $100,000	186,941	3.74%	191,021	4.39%
$100,000 or more	227,940	3.26%	202,062	3.85%

Total time deposits	414,881	3.48%	393,083	4.11%

Total interest bearing	872,381	2.47%	645,015	3.20%

Total deposits	$877,828	2.45%	$648,524	3.18%

*	Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2009	June 30, 2009	December 31, 2008
Checking and savings accounts	16,975	10,685	9,690
Time deposits	10,038	12,757	13,090

Total number of deposits accounts	27,013	23,442	22,780

Securities Sold Under Agreements to Repurchase

Since November 2006, we have sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements bear interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, we may be required to repay the $130.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 4.85 years and the weighted average remaining period before such repurchase agreements could be called is 0.51 years.

Federal Home Loan Bank Advances

We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At December 31, 2009, a total of $52.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $52.0 million in advances is 2.70 years and the weighted average remaining period before such advances could be put to us is 0.60 years.

Stockholders’ Equity

Stockholders’ equity increased $13.7 million to $102.6 million at December 31, 2009 compared to $88.9 million at June 30, 2009. The increase was the result of our net income for the six months ended December 31, 2009 of $9.3 million, a

$4.0 million unrealized gain from our available for sale securities and $0.8 million from the conversion and exercise of stock options.

Liquidity

During the six months ended December 31, 2009, we had net cash outflows from operating activities of $13.2 million compared to inflows of $8.8 million for the six months ended December 31, 2008. Net operating cash outflows for the period ended in 2009 were primarily due to the add-back of non-cash adjustments of loan accretion.

Net cash outflows from investing activities totaled $16.0 million for the six months ended December 31, 2009 while outflows totaled $22.2 million for the same period in 2008. This was primarily due to increased securities purchased offset by decreased loan pool purchases in the period versus the same period in the prior year.

Our net cash provided by financing activities totaled $30.5 million for the six months ended December 31, 2009 while cash used in financing activities totaled $29.6 million for the six months ended December 31, 2008. Net cash provided by financing activities increased primarily from the increase in deposits offset by the repayment of borrowings for the six months ended December 31, 2009 compared to December 31, 2008. During the six months ended December 31, 2009, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2009, the Company had $84.4 million available immediately and an additional $224.7 million available with additional collateral. At December 31, 2009, we also had a $10.0 million unsecured federal funds purchase line with a bank under which no borrowings were outstanding.

The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At December 31, 2009 the Bank did not have any borrowings outstanding and the amount available from this source was $235.4 million. These borrowings are collateralized by consumer loans, and mortgage-backed securities.

In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $51.0 million outstanding at December 31, 2009. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At December 31, 2009, we had commitments to originate or purchase loans and investment securities of $83.8 million, and $18.6 million in commitments to sell loans. Time deposits due within one year of December 31, 2009 totaled $265.6 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2009:

		Payments Due by Period[1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
		(Dollars in Thousands)
Long-term debt obligations [2]	$851,510	$367,987	$237,667	$145,022	$100,834
Operating lease obligations [3]	987	339	648	—	—

Total	$852,497	$368,326	$238,315	$145,022	$100,834

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2009

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of Thrift Supervision requires our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2009, our Bank met all the capital adequacy requirements to which it was subject. At December 31, 2009, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements at December 31, 2009 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Promt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$105,717	7.91%	$53,482	4.00%	$66,852	5.00%
Tier 1 capital (to risk-weighted assets)	$105,717	16.18%	N/A	N/A	$39,205	6.00%
Total capital (to risk-weighted assets)	$111,166	17.01%	$52,273	8.00%	$65,342	10.00%
Tangible capital (to tangible assets)	$105,717	7.91%	$20,056	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would result in the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at December 31, 2009:

	Term to Repricing, Repayment, or Maturity at December 31, 2009
	Over One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$9,606	$—	$—	$9,606
Securities [1]	477,495	34,380	101,995	613,870
Stock of the FHLB, at cost	18,848	—	—	18,848
Loans—net of allowance for loan loss [2]	256,391	157,136	243,654	657,181
Loans held for sale	7,568	—	—	7,568

Total interest-earning assets	769,908	191,516	345,649	1,307,073
Non-interest earning assets	—	—	—	38,240

Total assets	$769,908	$191,516	$345,649	$1,345,313

Interest-bearing liabilities:
Interest-bearing deposits [3]	$723,103	$131,861	$17,417	$872,381
Securities sold under agreements to repurchase	—	95,000	35,000	130,000
Advances from the FHLB [4]	79,000	115,000	29,992	223,992
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	807,258	341,861	82,409	1,231,528
Other noninterest-bearing liabilities	—	—	—	11,167
Stockholders’ equity	—	—	—	102,618

Total liabilities and equity	$807,258	$341,861	$82,409	$1,345,313

Net interest rate sensitivity gap	$(37,350)	$(150,345)	$263,240	$75,545
Cumulative gap	$(37,350)	$(187,695)	$75,545	$75,545
Net interest rate sensitivity gap—as a % of interest earning assets	-4.85%	-78.50%	76.16%	5.78%
Cumulative gap—as % of cumulative interest earning assets	-4.85%	-19.52%	5.78%	5.78%

[1]	Comprised of U.S. government securities and mortgage-backed securities, which are classified as held to maturity available for sale and trading. The table reflects contractual re-pricing dates.
[2]	The table reflects either contractual re-pricing dates or maturities.
[3]	The table assumes that the principal balances for demand deposit and savings accounts will re-price in the first year.
[4]	The table reflects either contractual re-pricing dates or maturities and does not estimate prepayments or puts.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at December 31, 2009:

	Net Present Value (Dollars in thousands)	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$111,062	-1.80%	8.42%
Up 200 basis points	113,274	0.20%	8.47%
Up 100 basis points	113,307	0.20%	8.35%
Base	113,075	—	8.22%
Down 100 basis points	108,429	-4.10%	7.78%

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

We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under “Risk Factors” in Item 1A of our Form 10-K for the year ended June 30, 2009. We encourage you to read these risk factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider being significant based on information that is currently available.

The following describes additional significant risk factors that could affect our business and our results of operations:

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

Reduced availability of commercial credit and increasing unemployment have further contributed to deteriorating credit performance of commercial and consumer loans, resulting in additional write-downs. Financial market and economic instability has caused many lenders and institutional investors to severely restrict their lending to customers and to each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings. As of December 31, 2009, we had $207.2 million of time deposits maturing within one year, which is a significant portion of our total time deposits and reflects our customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us upon maturity, we may be required to seek other sources of funds.

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

We do not believe these conditions are likely to improve in the near future. As a result of the challenges presented by these general economic and industry conditions, we face the following risks among others:

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

Prospective Impact of Proposed Legislation.

In December 2009, the House of Representatives passed H.R. 4173, the Wall Street Reform and Consumer Protection Act of 2009, which is now under consideration by the U.S. Senate. Among numerous provisions, H.R. 4173 contains a provision for the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally-chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the Office of the Comptroller of the Currency, which currently charters and supervises nationally-chartered banks, and responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally-chartered thrift and thrift holding companies, such as BofI Holding, Inc. and Bank of Internet USA. In addition, H.R. 4173 eliminates the thrift charter, under which Bank of Internet USA is organized. In light of the vagaries of the political process, we cannot predict whether, to what extent or in what form the provisions of H.R. 4173 may be enacted into law or, if it is enacted, what its terms may provide or how the terms of any legislation adopted may affect our operations going forward. The Company will continue to be subject to legislation and regulations which may be proposed and enacted from time to time and which may impact the Company and its operations and profitability in ways that cannot now be foreseen.

Increases in deposit insurance premiums and special FDIC assessments will affect our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the federal deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. This special assessment resulted in an addition expense in the prior fiscal year of $610,000, and our FDIC deposit insurance expense for the current fiscal year is higher by $450,000 compared to the six months ended December 31, 2008.

In addition, the FDIC may impose additional emergency special assessments of up to five basis points per quarter on each institution’s assets minus Tier 1 capital, if necessary, to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Additionally, as an alternative to the special assessments, in September 2009, the FDIC adopted a rule that required financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. This new rule did not immediately impact our earnings as the prepayment will be expensed over time. Any additional emergency special assessment imposed by the FDIC will hurt our earnings.

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

	Total number of shares purchased	Average price paid per share	Maximum number of shares that may yet be purchased under the plans
Shares purchased as part of publicly announced plans or programs:
Balance at July 1, 2009 [1]	595,700	$5.72	319,291

Total number of shares purchase as part of publicly announced plans or programs—December 31, 2009	595,700	$5.72	319,291

Shares purchased as part of a net-settlement of employees’ restricted stock units:
Balance at July 1, 2009	27,607
July 1, 2009 to July 31, 2009	—
August 1, 2009 to August 30, 2009	2,847
September 1, 2009 to September 30, 2009	—
October 1, 2009 to October 31, 2009	—
November 1, 2009 to November 30, 2009	—
December 1, 2009 to December 31, 2009	(6,232)

Total net-settlement shares purchased	24,222

Total treasury shares	619,922

[1]	No shares were purchased between July 1 and December 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On October 22, 2009, the Company held its Annual Meeting of Shareholders.

(b)	Shareholders voted on the following matters. The total number of shares represented by proxy were 6,570,114:

(i) The election of Jerry F. Englert as director for a term to expire in 2012:

Votes:	For	Against	Withheld
	6,002,281	N/A	567,833

(ii) The election of Gregory Garrabrants as director for a term to expire in 2012:

Votes:	For	Against	Withheld
	6,002,189	N/A	567,925

(iii) The election of Paul Grinberg as director for a term to expire in 2012:

Votes:	For	Against	Withheld
	5,596,297	N/A	973,817

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Document
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: February 4, 2010	By:	/s/ Gregory Garrabrants
Gregory Garrabrants
Chief Executive Officer
(Principal Executive Officer)