Form 10-Q
period 2010-03-31
BofI Holding, Inc.
filed 2010-04-29
CIK 1299709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock on the last practicable date: 10,051,649 shares of common stock as of April 28, 2010.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2010	June 30, 2009
ASSETS
Cash and due from banks	$3,569	$3,441
Federal funds sold	3,535	4,965

Total cash and cash equivalents	7,104	8,406
Securities:
Trading	4,416	5,445
Available for sale	248,029	265,807
Held to maturity	332,841	350,898
Stock of the Federal Home Loan Bank, at cost	18,848	18,848
Loans held for sale	5,326	3,190
Loans—net of allowance for loan loses of $5,610 in March 2010; $4,754 in June 2009	750,118	615,463
Accrued interest receivable	6,103	5,868
Furniture, equipment and software—net	538	436
Deferred income tax	5,899	3,214
Cash surrender value of life insurance	4,867	4,730
Other real estate owned and repossessed vehicles	3,361	5,651
Other assets	13,693	14,252

TOTAL	$1,401,143	$1,302,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$7,429	$3,509
Interest bearing	962,946	645,015

Total deposits	970,375	648,524
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	181,995	262,984
Federal Reserve Discount Window and other borrowings	5,155	165,155
Accrued interest payable	1,848	2,108
Accounts payable and accrued liabilities	3,287	4,498

Total Liabilities	1,292,660	1,213,269
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized:
Series A—$10,000 stated value; 515 (March 2010) and 515 (June 2009) shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value; 4,790 (March 2010) and 4,790 (June 2009) shares issued and outstanding	4,767	4,767
Common stock—$0.01 par value; 25,000,000 shares authorized; 8,915,913 shares issued and 8,293,683 shares outstanding (March 2010); 8,706,075 shares issued and 8,082,768 shares outstanding (June 2009)	89	87
Additional paid-in capital	63,330	61,320
Accumulated other comprehensive income—net of tax	3,560	1,926
Retained earnings	35,277	19,365
Treasury stock	(3,603)	(3,589)

Total stockholders’ equity	108,483	88,939

TOTAL	$1,401,143	$1,302,208

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$11,238	$10,907	$31,848	$31,141
Investments	9,969	7,634	33,002	26,084

Total Interest and dividend income	21,207	18,541	64,850	57,225

INTEREST EXPENSE:
Deposits	5,331	6,051	16,160	18,646
Advances from the Federal Home Loan Bank	1,817	2,545	6,033	9,027
Other borrowings	1,450	1,470	4,507	4,496

Total interest expense	8,598	10,066	26,700	32,169

Net interest income	12,609	8,475	38,150	25,056
Provision for loan losses	1,250	1,200	4,850	2,830

Net interest income, after provision for loan losses	11,359	7,275	33,300	22,226

NON-INTEREST INCOME:
Realized gain (loss) on securities:
Sale of FNMA preferred stock	—	—	—	(7,902)
Sale of mortgage-backed securities	5,947	—	12,493	6

Total realized gain (loss) on securities	5,947	—	12,493	(7,896)
Unrealized gain (loss) on securities:
Total impairment losses	(17)	—	(6,802)	—
Loss recognized in other comprehensive loss	(518)	—	829	—

Net impairment loss recognized in earnings	(535)	—	(5,973)	—
Fair value loss on trading securities	(554)	(350)	(1,025)	(695)

Total unrealized loss on securities	(1,089)	(350)	(6,998)	(695)
Prepayment penalty fee income	38	5	86	50
Mortgage banking income	662	528	1,448	583
Banking service fees and other income	117	117	388	348

Total non-interest income (loss)	5,675	300	7,417	(7,610)

NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	1,858	1,402	5,044	3,976
Professional services	378	281	1,216	980
Occupancy and equipment	94	108	298	325
Data processing and internet	198	213	639	580
Advertising and promotional	118	202	294	454
Depreciation and amortization	60	43	170	125
Real estate owned and repossessed vehicles	937	237	2,021	435
FDIC and OTS regulatory fees	434	296	1,221	633
Other general and administrative	628	408	1,571	1,167

Total non-interest expense	4,705	3,190	12,474	8,675

INCOME BEFORE INCOME TAXES	12,329	4,385	28,243	5,941
INCOME TAXES	5,154	1,791	11,812	2,403

NET INCOME	$7,175	$2,594	$16,431	$3,538

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$7,002	$2,421	$15,912	$3,021

COMPREHENSIVE INCOME	$4,822	$3,896	$18,065	$4,228

Basic earnings per share	$0.82	$0.30	$1.89	$0.36
Diluted earnings per share	$0.77	$0.29	$1.79	$0.37

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

(Unaudited)

									Accumulated Other
			Common Stock				Additional		Comprehensive
	Preferred Stock		Number of Shares				Paid in	Retained	Income,	Treasury
	Shares	Amount	Issued	Treasury	Outstanding	Amount	Capital	Earnings	Net of Tax	Stock	Total
BALANCE — July 1, 2009	5,305	$9,830	8,706,075	(623,307)	8,082,768	$87	$61,320	$19,365	$1,926	$(3,589)	$88,939
Comprehensive income:
Net income	—	—	—	—	—	—	—	16,431	—	—	16,431
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	1,634	—	1,634

Total comprehensive income											$18,065

Cash dividends on preferred stock	—	—	—	—	—	—	—	(519)	—	—	(519)
Stock-based compensation expense	—	—	—	—	—	—	591	—	—	—	591
Restricted stock grants	—	—	4,709	3,140	7,849	—	32	—	—	1	33
Stock option exercises and tax effect of equity compensation	—	—	205,129	(2,063)	203,066	2	1,387	—	—	(15)	1,374

BALANCE — March 31, 2010	5,305	$9,830	8,915,913	(622,230)	8,293,683	$89	$63,330	$35,277	$3,560	$(3,603)	$108,483

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,431	$3,538
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of premiums (discounts) on securities	(19,073)	(9,267)
Amortization (accretion) of premiums (discounts) and deferred loan fees	(3,195)	(1,199)
Amortization of borrowing costs	11	14
Stock-based compensation expense	591	425
Net loss (gain) on sale of investment securities	(12,493)	7,896
Valuation of financial instruments carried at fair value	1,025	695
Impairment charge on securities held to maturity	5,973	—
Provision for loan losses	4,850	2,830
Deferred income taxes	(3,771)	(175)
Originations of loans held for sale	(90,360)	(40,102)
Net gain on sales of loans held for sale	(1,448)	(583)
Proceeds from sales of loans held for sale	89,672	39,384
Depreciation and amortization	170	125
Stock dividends from the Federal Home Loan Bank	—	(464)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(235)	7
Other assets	7,512	(4,856)
Accrued interest payable	(260)	(107)
Accounts payable and accrued liabilities	(6,938)	(4,747)

Net cash provided by (used in) operating activities	(11,538)	(6,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities and time deposits	(129,442)	(126,796)
Proceeds from sale of mortgage-backed securities	77,787	1,170
Proceeds from repayments of securities and time deposits	115,800	73,772
Purchases of stock of the Federal Home Loan Bank	—	(2,068)
Proceeds from redemption of stock of the Federal Home Loan Bank	—	3,079
Origination of loans	(41,754)	(31,432)
Proceeds from sales of repossessed assets	5,624	2,689
Purchases of loans, net of discounts and premiums	(156,059)	(51,862)
Principal repayments on loans	56,703	77,239
Purchases of furniture, equipment and software	(272)	(105)

Net cash provided (used) in investing activities	(71,613)	(54,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	321,851	123,279
Proceeds from the Federal Home Loan Bank advances	135,000	105,000
Repayments of the Federal Home Loan Bank advances	(216,000)	(193,000)
Proceeds from borrowing at the Fed Discount Window	125,000	65,000
Repayments of borrowing at the Fed Discount Window	(285,000)	(45,000)
Purchases of treasury stock	—	(994)
Proceeds from exercise of common stock options	965	—
Proceeds from issuance of preferred stock—Series B	—	1,017
Tax benefit from exercise of common stock options	456	(26)
Cash dividends paid on convertible preferred stock	(423)	(421)

Net cash provided by (used in) financing activities	81,849	54,855

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,302)	(6,045)
CASH AND CASH EQUIVALENTS — Beginning of period	8,406	16,264

CASH AND CASH EQUIVALENTS — End of period	$7,104	$10,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$26,947	$32,261
Income taxes paid	$15,720	$5,639
Transfers to real estate owned	$4,800	$8,365
Adoption of fair value—securities transferred from held to maturity to trading portfolio	$—	$11,055
Securities transferred from held-to-maturity to available for sale portfolio	$1,245	$—
Preferred stock dividends—declared but not paid	$96	$96

See condensed notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding Inc., the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2009 included in our Annual Report on Form 10-K.

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

New Accounting Pronouncements. On July 1, 2009, the Financial Accounting Standards Board’s (FASB) GAAP Codification became effective as the sole authoritative source of US GAAP. This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPs), Accounting Principles Board (APB) Opinions and Accounting Research Bulletins (ARBs) along with the remaining body of GAAP effective as of June 30, 2009. Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the FASB Codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the FASB Codification is referenced by Topic, Subtopic, Section and Paragraph.

In June 2008, the FASB issued new guidance impacting Accounting Standards Codification (ASC) Topic 260, Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities. This new guidance addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earning allocation in computing earnings per share under the two class method described in ASC Topic 260. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted this new guidance on July 1, 2009, which had the effect of treating the Company’s unvested restricted stock awards as participating in the earnings allocation when computing earnings per share. The adoption of this new guidance did not have a significant impact on the Company’s earnings per share for any period presented.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (ASU 2009-05), which provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability when traded as an asset or a quoted price for a similar liability when traded as an asset, or another valuation method that is consistent with the principles of ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 also provides clarification that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The effective date is the first reporting period beginning after issuance. The Company adopted the provisions of ASU 2009-05 on October 1, 2009. The impact of the adoption was not material.

In June 2009, the FASB issued ASC Topic 860-10-65, Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (SFAS 166). ASC Topic 860-10-65 removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 Variable Interest Entities, to Variable Interest Entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. ASC Topic 860-10-65 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company adopted ASC Topic 860-10-65 on January 1, 2010. The impact of the adoption was not material.

In June 2009 the FASB issued ASC Topic 810-10, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). ASC Topic 810-10 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity. ASC Topic 810-10 is effective for all interim and annual periods beginning after November 15, 2009. The Company adopted ASC Topic 810-10 on January 1, 2010. The impact of the adoption was not material.

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

If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates, credit spreads, housing value forecasts, etc. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair-value hierarchy in which each instrument is generally classified:

Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At March 31, 2010, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 37.5% of all banks in the collateral pools, up from 19.9% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At March 31, 2010, the Company used a weighted average discount margin of 350 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at March 31, 2010 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $560. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $672.

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

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate reported in February 2010 was 9.7%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects severities to begin improving in early 2011.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in thousands)
	March 31, 2010
ASSETS:
Securities—trading: Collateralized debt obligations	$—	$—	$4,416	$4,416

Securities—available for sale:
Agency debt	$—	$66,943	$—	$66,943
Agency RMBS	—	51,981	—	51,981
Non-agency RMBS	—	—	129,105	129,105

Total—securities—available for sale	$—	$118,924	$129,105	$248,029

	June 30, 2009
ASSETS:
Securities—trading: Collateralized debt obligations	$—	$—	$5,445	$5,445

Securities—available for sale:
Agency debt	$—	$59,001	$—	$59,001
Agency RMBS	—	81,047	—	81,047
Non-agency RMBS	—	—	125,759	125,759

Total—securities—available for sale	$—	$140,048	$125,759	$265,807

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Trading Securities	Available for Sale Securities
	(Dollars in thousands)
ASSETS
Beginning Balance July 1, 2009	$5,445	$125,759
Total gains/(losses)—(realized/unrealized):
Included in earnings	(1,025)	11,907
Included in other comprehensive income	—	54
Purchases, issuances, and settlements	(4)	(17,157)
Transfers into Level 3	—	8,542

Ending balance March 31, 2010	$4,416	$129,105

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans has a carrying amount of $4,215 after a write-off of $1,518, resulting in an additional provision for loan losses of $608 during the three months ended March 31, 2010.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $2,764, which is made up of the outstanding balance of $3,857, net of a valuation allowance of $1,093 at March 31, 2010.

Held to maturity securities measured for impairment on a non-recurring basis have a carrying amount of $46,867 after a charge to income for the nine months ended March 31, 2010 of $5,973 and recoveries from other comprehensive income of $3,038. These held to maturity securities are valued using Level 3 inputs.

Fair value of Financial Instruments. Carrying amount and estimated fair values of financial instruments at March 31, 2010 and at the year-ended June 30, 2009 were as follows:

	March 31, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$7,104	$7,104	$8,406	$8,406
Securities held to maturity	332,841	342,192	350,898	344,612
Stock of the Federal Home Loan Bank	18,848	N/A	18,848	N/A
Loans held for sale	5,326	5,326	3,190	3,190
Loans held for investment—net	750,118	777,849	615,463	626,588
Accrued interest receivable	6,103	6,103	5,868	5,868
Financial liabilities:
Deposits	970,375	976,047	648,524	636,479
Securities sold under agreements to repurchase	130,000	142,097	130,000	141,660
Advances from the Federal Home Loan Bank	181,995	188,711	262,984	270,893
Federal Reserve Discount Window and other borrowings	5,155	5,155	165,155	165,155
Accrued interest payable	1,848	1,848	2,108	2,108

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on market quotes. It was not practicable to determine the fair value of Federal Home Loan Bank of San Francisco (“FHLB”) stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is not considered material.

4. SECURITIES

The amortized cost or carrying amount, the unrealized gains, unrealized losses and the fair value for the major categories of investment securities available for sale and held to maturity were:

	Trading	Available for sale				Held to maturity
		Amortized	Unrealized	Unrealized		Carrying	Unrecognized	Unrecognized
	Fair Value	Cost	Gains	Losses	Fair Value	Amount	Gains	Losses	Fair Value
	March 31, 2010
	(Dollars in thousands)
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$50,906	$1,075	$—	$51,981	$38,332	$517	$(1,863)	$36,986
Non-agency[2]	—	114,912	14,298	(105)	129,105	294,509	19,322	(8,625)	305,206

Total RMBS	—	165,818	15,373	(105)	181,086	332,841	19,839	(10,488)	342,192

Other debt securities:
U.S. agencies[1]	—	66,945	3	(5)	66,943	—	—	—	—
Non-agency	4,416	—	—	—	—	—	—	—	—

Total other debt securities	4,416	66,945	3	(5)	66,943	—	—	—	—

Total debt securities	$4,416	$232,763	$15,376	$(110)	$248,029	$332,841	$19,839	$(10,488)	$342,192

	June 30, 2009
	(Dollars in thousands)
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$79,579	$1,471	$(3)	$81,047	$18,928	$538	$(5)	$19,461
Non-agency[2]	—	111,620	14,139	—	125,759	331,970	18,248	(25,067)	325,151

Total RMBS	—	191,199	15,610	(3)	206,806	350,898	18,786	(25,072)	344,612

Other debt securities:
U.S. agencies[1]	—	59,018	—	(17)	59,001	—	—	—	—
Non-agency	5,445	—	—	—	—	—	—	—	—

Total other debt securities	5,445	59,018	—	(17)	59,001	—	—	—	—

Total debt securities	$5,445	$250,217	$15,610	$(20)	$265,807	$350,898	$18,786	$(25,072)	$344,612

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available for sale portfolio with a total fair value of $129,105 at March 31, 2010 consists of 32 different issues of super senior securities with a fair value of $90,273; two senior structured whole loan securities with a fair value of $37,794 and 10 mezzanine z-tranche securities with a fair value of $1,038 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security. In November 2009, the Company transferred all of the mezzanine z-tranche securities with $1,245 of carrying value out of the held-to-maturity portfolio and into the available for sale portfolio in response to significant deterioration of credit performance of the residential mortgage loans underlying the securities. The Company concluded that the deterioration was significant for each security based upon 1) the rapid increase in the percent of the loan pool composed of loans 60 days or more past due, plus those in foreclosure or bankruptcy plus those repossessed and 2) the rapid decrease in percent of credit enhancement covering the total calculated in 1). All of the transferred mezzanine z-tranche securities were showing deterioration at a rate of at least 22% annually based on the statistical change since acquisition. The unrealized gain at the time of the transfer was $7,297. The Company has sold 34 of the 44 securities that were transferred resulting in a realized gain on sale of $11,907. Of these 34 securities sold, 16 were sold in the quarter ended December 31, 2009 with a realized gain on sale of $5,960 and 18 were sold in the quarter ended March 31, 2010 with a realized gain on sale of $5,947.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $294,509 at March 31, 2010 consists of 83 different issues of super senior securities totaling $288,004, one senior-support security with a carrying value of $3,835 and one other security with a carrying value of $2,670. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $1,216 impairment loss during fiscal 2009 and $5,114 during the nine months ended March 31, 2010, of which $0 was recognized in the quarter ended March 31, 2010. At March 31, 2010, the security had a remaining contractual par value of $8,052 and accretable and non-accretable discount are currently projected to be $0 and $3,982, respectively. The current face amounts of debt securities available for sale and held to maturity that were pledged to secure borrowings at March 31, 2010 and 2009 were $533,616 and $566,732 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Available for sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2010
	(Dollars in thousands)
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—
Non-agencies	5,937	(105)	—	—	5,937	(105)

Total RMBS securites	5,937	(105)	—	—	5,937	(105)

Other debt: U.S. agencies	44,976	(5)	—	—	44,976	(5)

Total	$50,913	$(110)	$—	$—	$50,913	$(110)

	June 30, 2009
	(Dollars in thousands)
RMBS: U.S. agencies	$—	$—	$840	$(3)	$840	$(3)

Other debt: U.S. agencies	53,033	(17)	—	—	53,033	(17)

Total	$53,033	$(17)	$840	$(3)	$53,873	$(20)

	Held to maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2010
	(Dollars in thousands)
RMBS:
U.S. agencies	$20,083	$(1,863)	$—	$—	$20,083	$(1,863)
Non-agency	44,555	(3,230)	79,505	(5,395)	124,060	(8,625)

Total RMBS securites	$64,638	$(5,093)	$79,505	$(5,395)	$144,143	$(10,488)

Other debt:
U.S. agencies	—	—	—	—	—	—

Total	$64,638	$(5,093)	$79,505	$(5,395)	$144,143	$(10,488)

	June 30, 2009
	(Dollars in thousands)
RMBS:
U.S. agencies	$—	$—	$1,026	$(5)	$1,026	$(5)
Non-agency	121,735	(16,509)	61,468	(8,558)	183,203	(25,067)

Total RMBS securites	$121,735	$(16,509)	$62,494	$(8,563)	$184,229	$(25,072)

There were 19 securities that were in a continuous loss position at March 31, 2010 for a period of more than 12 months. There were 22 securities that were in a continuous loss position at June 30, 2009 for a period of more than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the three months ended March 31, 2010	For the nine months ended March 31, 2010
	(Dollars in thousands)
Beginning balance	$6,892	$1,454

Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	220	2,040
Additions/Subtractions

Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	315	3,933
Ending balance	$7,427	$7,427

At March 31, 2010, non-agency RMBS with a total carrying amount of $47,479 were determined to have a cumulative other-than-temporary impairment of $7,427 of which $535 was recognized in earnings during the quarter ended March 31, 2010 and $5,973 was recognized in earnings during the nine months ended March 31, 2010. This quarter’s other-than-temporary impairment of $535 is related to eight non-agency RMBS with a total carrying amount of $16,116 accounted for under ASC Topic 320, Accounting for Certain Investments. In accordance with ASC Topic 320-10-65-65.1, Recognition and Presentation of Other-Than-Temporary Impairments, the Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The difference between the present value and the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.

To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than -temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 3. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate reported in February 2010 was 9.7%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects severities to begin improving in early 2011.

In accordance with ASC Topic 320-10-65-65.1, the discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition (as prescribed by ASC Topic 310 Accounting by Creditors for Impairment of a Loan) or the last accounting yield (as prescribed in ASC Topic 325-40). For securities recorded under ASC Topic 320, the Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.

The gross gains and losses realized through earnings upon the sale of available for sale securities were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	(Dollars in thousands)
	2010	2009	2010	2009
Proceeds	$20,506	$—	$77,787	$1,170

Gross realized gains	$5,947	$—	$12,493	$6
Gross realized loss	—	—	—	(7,902)

Net gain (loss) on securities	$5,947	$—	$12,493	$(7,896)

At March 31, 2010 and June 30, 2009, the Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive income as follows:

	March 31, 2010	June 30, 2009
	(Dollars in thousands)
Available for sale debt securities—net unrealized gains	$15,266	$15,590
Held to maturity debt securities—other-than-temporary impairment loss under FSP FAS 115-2	(9,339)	(12,377)

Subtotal	5,927	3,213
Tax expense	(2,367)	(1,287)

Net unrealized gain on investment securities in other comprehensive income	$3,560	$1,926

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available for sale and held to maturity at March 31, 2010 were:

	March 31, 2010
	Trading	Available for sale		Held to maturity
	Fair Value	Amortized Cost	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
RMBS—U.S. agencies: [1]
Due within one year	$—	$12,326	$12,582	$10,402	$9,838
Due one to five years	—	20,867	21,296	16,761	15,935
Due five to ten years	—	9,146	9,331	5,307	5,210
Due after ten years	—	8,567	8,772	5,862	6,003

Total RMBS—U.S. agencies [1]	—	50,906	51,981	38,332	36,986
RMBS—Non-agency:
Due within one year	—	27,165	30,413	42,526	44,994
Due one to five years	—	67,624	76,305	82,889	89,080
Due five to ten years	—	18,439	20,470	44,945	47,096
Due after ten years	—	1,684	1,917	124,149	124,036

Total RMBS—Non-agency	—	114,912	129,105	294,509	305,206
Other debt:
Due within one year	—	66,945	66,943	—	—
Due one to five years	—	—		—	—
Due five to ten years	—	—		—	—
Due after ten years	4,416	—		—	—

Total other debt	4,416	66,945	66,943	—	—

Total	$4,416	$232,763	$248,029	$332,841	$342,192

[1]	Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5. ALLOWANCE FOR LOAN LOSS

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at March 31, 2010, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

The Company provides general loan loss reserves for its RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. The Company provides general loan loss reserves for mortgage loans based upon the size and type of the mortgage loan and the loan-to-value ratio. For the three months ended March 31, 2010 charge-offs decreased 23.4% from the previous quarter, however for the nine months ended March 31, 2010, the Company has experienced increased charge-offs compared to the previous year. If the Company continues to experience an increase in charge-offs relative to the loan portfolio size, it may be required to increase the loan loss provisions in the future to provide a larger loss allowance.

The following table summarizes activity in the allowance for loan losses for the nine months ended March 31, 2010:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in thousands)
Balance at July 1, 2009	$1,113	$280	$1,680	$179	$1,475	$27	$4,754
Provision for loan loss	1,271	25	636	31	2,881	6	4,850
Charge-offs	(944)	(105)	(519)	—	(2,426)	—	(3,994)
Recoveries	—	—	—	—	—	—	—

Balance at March 31, 2010	$1,440	$200	$1,797	$210	$1,930	$33	$5,610

Impaired Loans and Nonperforming Loans. At March 31, 2010, $10,208 of impaired loans had no specific allowance allocations. The average carrying value of impaired loans was $8,585 for the quarter ended March 31, 2010 and $2,953 for the quarter ended March 31, 2009. The interest income recognized during the periods of impairment is insignificant for those loans impaired at March 31, 2010. Loans past due 90 days or more which were still accruing were $3,539 at March 31, 2010 and $4,715 at June 30, 2009. For loans past due 90 days or more and still accruing, the Company has received principal and interest from the servicer, even though the borrower is delinquent. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors that the Company considers in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected from the sale of collateral. Nonperforming loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Other nonaccrual loans include loans classified as troubled debt restructurings, which are non-accruing until the borrower demonstrates over time (typically six months) that they can make payments. At March 31, 2010, the Company’s nonperforming loans totaled $10,208, or 1.34% of total gross loans and total nonperforming assets totaled $13,569, or 0.97% of total assets.

Nonperforming loans consisted of the following:

	March 31, 2010	June 30, 2009
	(Dollars in thousands)
Nonaccrual loans:
Loans secured by real estate:
Single family	$5,308	$1,502
Home equity loans	97	9
Multifamily	3,723	1,171
Commercial	—	—

Total nonaccrual loans secured by real estate	9,128	2,682
RV/Auto	1,074	158
Other	6	—

Total nonperforming loans	$10,208	$2,840

Total nonperforming loans as a percentage of total loans	1.34%	0.45%

6. STOCK-BASED COMPENSATION

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

The Company has two equity incentive plans, the 2004 Stock Incentive Plan (“2004 Plan”) and the 1999 Stock Option Plan (“1999 Plan,” and, together with the 2004 Plan, the “Plans”), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The Company terminated the 1999 Plan in November 2007 and no new option awards will be made under the 1999 Plan.

Agreement with Certain Directors to Exchange Fair Value of Options for Restricted Stock. On May 21, 2009, the Company approved a form of Exchange Agreement available to five directors of the Company who in 1999 were issued non-qualified stock option contracts for a total of 179,457 shares, each with an expiration date of August 13, 2009 and an exercise price of $4.19 per share. The Exchange Agreement allows these fully vested options to be exchanged for a smaller number of fully vested restricted stock shares under the conditions set forth in the 2004 Plan. The 2004 Plan allows each director to receive fewer restricted stock shares (net settle) and use the surrendered shares to fund income tax liabilities. On May 28, 2009, each of the five directors, entered into the Exchange Agreement and selected a future date to cancel their 1999 fully-vested stock option contracts and receive a fully-vested restricted stock grant under the 2004 Plan based upon the fair value of the option contracts cancelled.

As of the year ended June 30, 2009, three of the directors had made the conversion surrendering a total of 81,973 options and received a total of 27,935 shares of restricted common stock with a fair value of $179 (including $73 income tax benefit). The remaining two directors made the exchange in August 2009, surrendering 97,482 options and received 40,349 shares of restricted common stock with a fair value of $289 (including $118 income tax benefit).

Stock Options. The Company’s income before income taxes for the quarters ended March 31, 2010 and 2009 included stock option compensation expense of $9 and $13, with a total income tax benefit of $4 and $5, respectively. For the nine months ended March 31, 2010 and 2009 stock option compensation expense was $38 and $162, with a total income benefit of $16 and $66, respectively. At March 31, 2010, unrecognized compensation expense related to non-vested stock option grants aggregated $12 which is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
Fiscal year remainder:
2010	$10
2011	2
2012	—
2013	—

Total	$12

A summary of stock option activity under the Plans during the period July 1, 2008 to March 31, 2010 is presented below:

	Number of Shares	Average Exercise Price Per Share
Outstanding – July 1, 2008	906,244	$7.09
Converted	(81,973)	$4.19
Forfeitures	(63,900)	$8.06

Outstanding – June 30, 2009	760,371	$7.32

Converted	(97,482)	$4.19
Exercised	(164,780)	$5.85
Forfeitures	(260)	$7.35

Outstanding – March 31, 2010	497,849	$8.43

Options exercisable – June 30, 2009	743,213	$6.96
Options exercisable – March 31, 2010	493,699	$8.43

The following table summarizes information as of March 31, 2010 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Exercise Price
$ 4.19	64,588	0.8	64,588	$4.19
$ 7.35	117,700	6.3	113,550	$7.35
$ 8.50	7,500	5.7	7,500	$8.50
$ 9.20	7,500	5.4	7,500	$9.20
$ 9.50	161,000	5.3	161,000	$9.50
$10.00	138,561	3.1	138,561	$10.00
$11.00	1,000	2.3	1,000	$11.00

$ 8.43	497,849	4.3	493,699	$8.43

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at March 31, 2010 were $2,740 and $2,713, respectively.

Restricted Stock and Restricted Stock Units. Under the 2004 Plan, employees and directors are eligible to receive grants of restricted stock and restricted stock units. The Company determines stock-based compensation expense using the fair value method required by ASC Topic 718, Share-based Payment. In accordance with ASC Topic 718, the fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.

During the quarters ended March 31, 2010, December 31, 2009 and September 30, 2009 the Company granted 8,531, 97,324 and 36,340 restricted stock units respectively, to employees and directors. Restricted stock unit (“RSU”)awards granted during these quarters vest over three years, one-third on each anniversary date, except the 80,000 units granted to our CEO in the quarter ended December 31, 2009, which vest one-third on each fiscal year end.

The Company’s income before income taxes for the quarters ended March 31, 2010 and 2009 included restricted stock compensation expense of $222 and $87, respectively, with a total income tax benefit of $93 and $36, respectively. For the nine months ended March 31, 2010 and 2009 restricted stock compensation expense was $553 and $263, with a total income benefit of $231 and $106, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided equally across the service periods between each vesting date. At March 31, 2010, unrecognized compensation expense related to non-vested grants aggregated $1,490 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
Fiscal year remainder:
2010	$228
2011	778
2012	431
2013	53

Total	$1,490

The following table presents the status and changes in non-vested restricted stock and restricted stock unit grants from July 1, 2008 through March 31, 2010:

	Restricted Stock and restricted stock unit	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2008	127,071	$7.13

Granted	95,335	$6.03
Vested	(61,502)	$7.09
Forfeitures	(7,800)	$6.57

Non-vested balance at June 30, 2009	153,104	$6.49

Granted	142,195	$8.40
Vested	(32,358)	$6.58
Forfeitures	—	$—

Non-vested balance at March 31, 2010	262,941	$7.51

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock have been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At March 31, 2010, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

7. EARNINGS PER SHARE

Effective July 1, 2009, the Company implemented new guidance impacting ASC Topic 260, Earnings Per Share, which clarifies that unvested stock-based compensation awards containing non-forfeitable rights to dividends or dividend equivalents (collectively, “dividends”) are participating securities and should be included in the EPS calculation using the two-class method. The Company grants restricted stock and RSUs to certain directors and employees under its Plans, which entitle the recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the FSP’s definition of participating securities. Under the two class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. EPS data for the prior periods were revised as required by the FSP.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,		Nine Months Ended March 31,
	(Dollars in thousands, except per share data)
	2010	2009	2010	2009
Earnings Per Common Share
Net income	$7,175	$2,594	$16,431	$3,538
Preferred stock dividends	173	173	519	517

Net income attributable to common shareholders	$7,002	$2,421	$15,912	$3,021

Average common shares issued and outstanding	8,261,724	8,028,754	8,185,190	8,170,354
Average unvested Restricted stock grant and RSU shares	261,487	139,895	217,275	141,934

Total qualifying shares	8,523,211	8,168,649	8,402,465	8,312,288

Earnings per common share	$0.82	$0.30	$1.89	$0.36

Diluted Earnings Per Common Share
Net income attributable to common shareholders	$7,002	$2,421	$15,912	$3,021
Preferred stock dividends to dilutive convertible preferred	96	96	287	285

Dilutive net income attributable to common shareholders	$7,098	$2,517	$16,199	$3,306

Average common shares issued and outstanding	8,523,211	8,168,649	8,402,465	8,312,288
Dilutive effect of stock options	131,093	33,756	97,143	54,714
Dilutive effect of convertible preferred stock	531,690	531,690	531,690	526,051

Total dilutive common shares issued and outstanding	9,185,994	8,734,095	9,031,298	8,893,053

Diluted earnings per common share	$0.77	$0.29	$1.79	$0.37

Stock options of zero and 492,594 shares for the nine months ended March 31, 2010 and 2009, respectively, were not included in determining diluted earnings per share, as they were anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments. The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2010, the Company had $29.5 million in commitments to originate or purchase loans and investment securities and $18.9 million in commitments to sell loans.

9. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates. There were six new related party loans granted during the nine months ended March 31, 2010, totaling $8,466 and no new loans granted during the nine months ended March 31, 2009.

10. SUBSEQUENT EVENTS

Common Stock Issuance. On April 5, 2010, the Company completed its public offering of 1,226,276 shares of its common stock, as disclosed in the Company’s Current Report on Form 8-K filed on April 6, 2010.

The Company entered into an underwriting agreement on March 30, 2010, with B. Riley & Co., LLC, (the “Underwriter”) as sole underwriter for the offer and sale in a firm commitment underwritten public offering of 1,066,327 shares of the Company’s common stock, at a price to the public of $13.00 per share ($12.45 per share, net of underwriting discounts) (the “Offering”). On April 1, 2010, the Underwriter gave notice to the Company that it was exercising its over-allotment option to purchase an additional 159,949 shares of the Company’s common stock.

The net proceeds to the Company from the Offering, after underwriting discounts and estimated transaction expenses, were $15,200. The Company intends to use the net proceeds of the offering for general corporate purposes.

Preferred Stock Converted into Common Stock. On April 14, 2010 the Company completed the mandatory conversion of the Company’s Series B 8% Cumulative Convertible Nonparticipating Perpetual Preferred Stock (the “Series B Preferred Stock”) into the Company’s common stock in accordance with the terms of the Certificate of Designation for the Series B Preferred Stock, as disclosed in the Company’s Current Report on Form 8-K filed on March 3, 2010.

There were issued and outstanding 4,790 shares of Series B Preferred Stock, with a face value of $4,790, which were converted into 531,690 shares of the Company’s common stock. There is no impact on the diluted earnings per share of the Company as a result of the consummation of the mandatory conversion since the effect of the mandatory conversion has already been assumed in the diluted earnings per share calculations reported for prior quarters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2009, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.

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

Selected Financial Data

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	March 31, 2010	June 30, 2009	March 31, 2009
Selected Balance Sheet Data:
Total assets	$1,401,143	$1,302,208	$1,249,189
Loans—net of allowance for loan losses	750,118	615,463	627,472
Loans held for sale	5,326	3,190	1,301
Allowance for loan losses	5,610	4,754	3,956
Securities—trading	4,416	5,445	6,818
Securities—available for sale	248,029	265,807	177,875
Securities—held to maturity	332,841	350,898	377,374
Total deposits	970,375	648,524	693,983
Securities sold under agreements to repurchase	130,000	130,000	130,000
Advances from the FHLB	181,995	262,984	310,980
Federal Reserve Discount Window and other borrowings	5,155	165,155	25,155
Total Stockholders’ equity	108,483	88,939	85,153

BofI HOLDING, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or for the Three Months Ended March 31,		At or for the Nine Months Ended March 31,
	2010	2009	2010	2009
Selected Income Statement Data:
Interest and dividend income	$21,207	$18,541	$64,850	$57,225
Interest expense	8,598	10,066	26,700	32,169

Net interest income	12,609	8,475	38,150	25,056
Provision for loan losses	1,250	1,200	4,850	2,830

Net interest income after provision for loan losses	11,359	7,275	33,300	22,226
Non-interest income (loss)	5,675	300	7,417	(7,610)
Non-interest expense	4,705	3,190	12,474	8,675

Income before income tax expense	12,329	4,385	28,243	5,941
Income tax expense	5,154	1,791	11,812	2,403

Net income	$7,175	$2,594	$16,431	$3,538

Net income attributable to common stock	$7,002	$2,421	$15,912	$3,021
Per Share Data:
Net income:
Basic	$0.82	$0.30	$1.89	$0.36
Diluted	$0.77	$0.29	$1.79	$0.37
Book value per common share	$11.89	$9.37	$11.89	$9.37
Tangible book value per common share	$11.89	$9.37	$11.89	$9.37
Weighted average number of shares outstanding:
Basic	8,523,211	8,168,649	8,402,465	8,312,288
Diluted	9,185,994	8,734,095	9,031,298	8,893,053
Common shares outstanding at end of period	8,293,683	8,035,997	8,293,683	8,035,997
Common shares issued at end of period	8,915,913	8,642,723	8,915,913	8,642,723
Performance Ratios and Other Data:
Loan originations for investment	$6,671	$3,590	$41,754	$31,432
Loan originations for sale	34,669	33,376	90,360	40,102
Loan purchases	100,095	2,237	156,059	51,862
Return on average assets	2.11%	0.85%	1.64%	0.39%
Return on average stockholders’ equity	28.40%	13.18%	23.74%	5.61%
Interest rate spread [1]	3.63%	2.61%	3.73%	2.59%
Net interest margin [2]	3.81%	2.82%	3.90%	2.83%
Efficiency ratio [3]	25.73%	36.35%	27.38%	49.72%
Capital Ratios:
Equity to assets at end of period	7.74%	6.82%	7.74%	6.82%
Tier 1 leverage (core) capital to adjusted tangible assets [4]	8.43%	6.89%	8.43%	6.89%
Tier 1 risk-based capital ratio [4]	17.26%	14.50%	17.26%	14.50%
Total risk-based capital ratio [4]	18.08%	15.17%	18.08%	15.17%
Tangible capital to tangible assets [4]	8.43%	6.89%	8.43%	6.89%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.64%	0.10%	0.83%	0.25%
Nonperforming loans to total loans	1.34%	0.30%	1.34%	0.30%
Nonperforming assets to total assets	0.97%	0.61%	0.97%	0.61%
Allowance for loan losses to total loans at end of period	0.74%	0.63%	0.74%	0.63%
Allowance for loan losses to nonperforming loans	54.96%	2.1X	54.96%	2.1X

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
[3]

Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income. For the nine months ended March 31, 2009, without the loss of $7.902 million in noninterest income due to the loss on sale of FNMA preferred stock, the efficiency ratio would have been 34.22%.

[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

RESULTS OF OPERATIONS – Comparison of the Three Months and the Nine Months Ended March 31, 2010 and 2009

For the three months ended March 31, 2010, we had net income of $7,175,000 compared to net income of $2,594,000 for the three months ended March 31, 2009. Net income attributable to common stock holders was $7,002,000 or $0.77 per diluted share compared to net income of $2,421,000 or $0.29 per diluted share for the three months ended March 31, 2010 and 2009, respectively.

Other key comparisons between our operating results for the quarters ended March 31, 2010 and 2009 are:

•

Net interest income increased $4,134,000 in the 2010 quarter due to a 10.1% increase in average earning assets primarily from purchases of mortgage-backed securities. In addition, our net interest margin increased 99 basis points in the quarter ended March 31, 2010 compared to March 31, 2009, as the rates paid on deposits and borrowings decreased 78 basis points.

•

The loan loss provision was $1,250,000 for the March 31, 2010 quarter compared to $1,200,000 for the quarter ended March 31, 2009. The increased loan loss provision was due primarily to the general declines in housing values and increased charge-offs on RV loans.

•

Non-interest income increased $5,375,000 for the March 31, 2010 quarter compared to the quarter ended March 31, 2009. During the March 31, 2010 quarter, we sold securities for a gain of $5,947,000, recorded other-than-temporary impairment (OTTI) expense of $535,000 experienced a fair value loss to our trading securities of $554,000 and had $662,000 in gains on the sale of single family first mortgages.

For the nine months ended March 31, 2010, we had net income of $16,431,000 compared to net income of $3,538,000 for the nine months ended March 31, 2009. Net income attributable to common stockholders was $15,912,000 or $1.79 per diluted share compared to net income of $3,021,000 or $0.37 per diluted share for the nine months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, net income included an after-tax increase of $2,827,000 for the realized gains on sales, net of the unrealized losses on securities. Excluding the net gain, net income would have been $4,348,000 for the quarter ended March 31, 2010, an increase of 55.2% compared to adjusted net income for the quarter ended March 31, 2009, excluding unrealized loss on securities of $207,000 after tax.

Net Interest Income

Net interest income for the quarter ended March 31, 2010 totaled $12.6 million, a 48.2% increase compared to net interest income of $8.5 million for the quarter ended March 31, 2009.

Total interest and dividend income during the quarter ended March 31, 2010 increased 14.6% to $21.2 million, compared to $18.5 million during the quarter ended March 31, 2009. The increase in interest and dividend income for the quarter was attributable primarily to growth in average earning assets from purchases of investment securities. The average balance of investment securities (primarily mortgage-backed securities) increased 15.3% when compared for the three-month periods ended March 31, 2010 and 2009. The increase in interest income was also the result of higher rates earned on new non-agency mortgage-backed securities purchased. The loan portfolio yield for the quarter ended March 31, 2010 decreased 20 basis points and the investment security portfolio yield increased 76 basis points. The net growth in average earning assets for the three-month period was funded largely by increased demand and savings accounts. Total interest expense decreased 14.0% to $8.6 million for the quarter ended March 31, 2010 compared with $10.0 million for the quarter ended March 31, 2009. The average funding rate decreased by 78 basis points while average interest-bearing liabilities grew 9.3%. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 84 basis points and decreases in the average funding rates of demand and savings accounts of 72 basis points, partially offset by an increase in the average rates of FHLB advances of 54 basis points when comparing the quarters ended March 31, 2010 and 2009. Net interest margin, defined as net interest income divided by average earning assets, increased by 99 basis points to 3.81% for the quarter ended March 31, 2010, compared with 2.82% for the quarter ended March 31, 2009.

For the nine months ended March 31, 2010, net interest income was $38.2 million, a 52.2% increase compared to net interest income of $25.1 million for the nine months ended March 31, 2009. The increase in interest and dividend income for the nine months was attributable primarily to growth in average earning assets from purchases of investment securities. The average balance of investment securities (primarily mortgage-backed securities) increased 19.9% when compared for the nine-month periods ended March 31, 2010 and 2009. Total interest expense decreased 17.1% to $26.7 million for the nine-month period ended March 31, 2010 compared with $32.2 million for the nine-month period ended March 31, 2009. The average funding rate decreased by 96 basis points while the average interest-bearing liabilities incurred a 10.2% growth in average balances. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 85 basis points, decreases in the average funding rates of demand and savings accounts of 124 basis points offset by an increase in the average rates of FHLB advances of 46 basis points when compared for the nine months ended March 31, 2010 and 2009. Net interest margin, net interest income divided by average earning assets, increased by 107 basis points to 3.90% for the nine months ended March 31, 2010, compared with 2.83% for the nine months ended March 31, 2009.

The improvement in the net interest margin has resulted from specific actions we have taken to manage our assets and liabilities, as well as general changes in the U.S. Treasury yield curve and loan risk premiums. Our specific actions include selling our agency mortgage-backed securities and replacing them with higher yielding loans and non-agency mortgage backed securities. In addition, we have lowered our deposit offering rates in an effort to take advantage of lower borrowing rates tied to U.S. Treasury rates. Since March of 2008, the Federal Open Market Committee has reduced the short-term Fed funds rate by 200 basis points, to a range of 0.00 to 0.25% as of March 31, 2010. The rate cuts have reduced and will likely continue to reduce our cost of funding through lower term deposit rates and will reduce our interest income on certain loans and securities, transitioning from a fixed rate to an adjustable rate.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Rates Earned/ Paid [1]	Average Balance	Interest Income/ Expense	Rates Earned/ Paid [1]
	(Dollars in thousands)
Assets
Loans 2, [3]	$685,846	$11,238	6.55%	$646,251	$10,907	6.75%
Federal funds sold	11,643	3	0.10%	3,711	1	0.11%
Interest-bearing deposits in other financial institutions	237	—	0.00%	6,800	4	0.24%
Investment securities [3] ,[4]	607,487	9,953	6.55%	526,668	7,629	5.79%
Stock of the FHLB, at cost	18,848	13	0.28%	18,854	—	0.00%

Total interest-earning assets	1,324,061	21,207	6.41%	1,202,284	18,541	6.17%
Non-interest earning assets	33,694			22,353

Total assets	$1,357,755			$1,224,637

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$494,721	$1,788	1.45%	$223,376	$1,212	2.17%
Time deposits	412,812	3,543	3.43%	453,094	4,839	4.27%
Securities sold under agreements to repurchase	130,000	1,414	4.35%	130,000	1,405	4.32%
Advances from the FHLB	193,219	1,817	3.76%	315,933	2,545	3.22%
Other borrowings	6,283	36	2.29%	9,560	65	2.72%

Total interest-bearing liabilities	1,237,035	8,598	2.78%	1,131,963	10,066	3.56%
Noninterest-bearing demand deposits	5,849			4,036
Other interest-free liabilities	6,406			5,358
Stockholders’ equity	108,465			83,280

Total liabilities and stockholders’ equity	$1,357,755			$1,224,637

Net interest income		$12,609			$8,475

Net interest spread [5]			3.63%			2.61%
Net interest margin [6]			3.81%			2.82%

[1]	Annualized.

[2]	Loans include loans held for sale, loan premiums and unearned fees.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2010 and 2009:

	For the Nine Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Rates Earned/ Paid [1]	Average Balance	Interest Income/ Expense	Rates Earned/ Paid [1]
	(Dollars in thousands)
Assets
Loans 2, [3]	$643,266	$31,848	6.60%	$636,253	$31,141	6.53%
Federal funds sold	21,327	22	0.14%	3,433	20	0.78%
Interest-bearing deposits in other financial institutions	273	—	0.00%	5,754	26	0.60%
Investment securities 3, [4]	619,129	32,928	7.09%	516,380	25,844	6.67%
Stock of the FHLB, at cost	18,848	52	0.37%	19,098	194	1.35%

Total interest-earning assets	1,302,843	64,850	6.64%	1,180,918	57,225	6.46%
Non-interest earning assets	29,546			19,358

Total assets	$1,332,389			$1,200,276

Liabilities and Stockholders’ Equity
Interest-bearing demand and savings	$426,089	$5,025	1.57%	$167,162	$3,521	2.81%
Time deposits	398,730	11,135	3.72%	441,000	15,125	4.57%
Securities sold under agreements to repurchase	130,000	4,296	4.41%	130,000	4,257	4.37%
Advances from the FHLB	209,837	6,033	3.83%	357,489	9,027	3.37%
Other borrowings	57,089	211	0.49%	12,718	239	2.51%

Total interest-bearing liabilities	1,221,745	26,700	2.91%	1,108,369	32,169	3.87%
Noninterest-bearing demand deposits	4,981			4,088
Other interest-free liabilities	6,460			6,266
Stockholders’ equity	99,203			81,553

Total liabilities and stockholders’ equity	$1,332,389			$1,200,276

Net interest income		$38,150			$25,056

Net interest spread [5]			3.73%			2.59%
Net interest margin [6]			3.90%			2.83%

[1]	Annualized.

[2]	Loans include loans held for sale, loan premiums and unearned fees.

[3]

Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. The rate earned on loans does not include loan prepayment penalty income, which is classified as non-interest income.

[4]	All investments are taxable.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest- bearing liabilitities.

[6]	Net interest margin represents net interest income annualized as a percentage of average interest-earning assets.

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

	For the Three Months Ended March 31, 2010 vs 2009				For the Nine Months Ended March 31, 2010 vs 2009
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate / Volume	Increase (Decrease)	Volume	Rate	Rate / Volume	Increase (Decrease)
	(Dollars in thousands)
Increase / (decrease) in interest income:
Loans	$668	$(318)	$(19)	$331	$343	$360	$4	$707
Federal funds sold	2	—	—	2	104	(16)	(86)	2
Interest-bearing deposits in other financial institutions	(4)	(4)	4	(4)	(25)	(26)	25	(26)
Mortgage-backed securities	1,171	1,000	153	2,324	5,143	1,619	322	7,084
Stock of the Federal Home Loan Bank	—	13	—	13	(3)	(141)	2	(142)

	$1,837	$691	$138	$2,666	$5,562	$1,796	$267	$7,625

Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$1,472	$(405)	$(491)	$576	$5,454	$(1,550)	$(2,400)	$1,504
Time deposits	(430)	(950)	84	(1,296)	(1,450)	(2,810)	270	(3,990)
Securities sold under agreements to repurchase	—	9	—	9	—	39	—	39
Advances from the Federal Home Loan Bank	(989)	426	(165)	(728)	(3,728)	1,251	(517)	(2,994)
Other borrowings	(22)	(10)	3	(29)	834	(192)	(670)	(28)

	$31	$(930)	$(569)	$(1,468)	$1,110	$(3,262)	$(3,317)	$(5,469)

Provision for Loan Losses

The loan loss provision was $1,250,000 for the quarter ended March 31, 2010, compared to $1,200,000 for the quarter ended March 31, 2009. For the nine months ended March 31, 2010, loan loss provisions totaled $4,850,000 compared to $2,830,000 for the nine months ended March 31, 2009. The increased provision for the quarter ended March 31, 2010 was the result of the nationwide decline in housing values and higher unemployment which has negatively impacted consumer credit, continued changes in portfolio mix and higher estimated losses from our recreational vehicle portfolio and real estate loan portfolios. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Realized gain (loss) on securities:
Sale of FNMA preferred stock	$—	$—	$—	$(7,902)
Sale of mortgage-backed securities	5,947	—	12,493	6

Total realized gain (loss) on securities	5,947	—	12,493	(7,896)
Unrealized gain (loss) on securities:
Total impairment losses	(17)	—	(6,802)	—
Loss recognized in other comprehensive earnings	(518)	—	829	—

Net impairment loss recognized in earnings	(535)	—	(5,973)	—
Fair value loss on trading securities	(554)	(350)	(1,025)	(695)

Total unrealized loss on securities	(1,089)	(350)	(6,998)	(695)
Prepayment penalty fee income	38	5	86	50
Mortgage banking income	662	528	1,448	583
Banking service fees and other income	117	117	388	348

Total non-interest income (loss)	$5,675	$300	$7,417	$(7,610)

The $5.7 million in non-interest income for the three months ended March 31, 2010 was the result of gain on sale of securities of $5.9 million, a gain of $817,000 in first mortgages originated for sale and other fees, partially offset by an OTTI loss of $535,000 and a fair value loss on collateralized debt obligations (“CDO’s”) of $554,000. The income for the three months ended March 31, 2009 was primarily the result of a gain of $650,000 in first mortgages originated for sale and other fees, partially offset by a fair value loss on CDO’s of $350,000. For the nine months ended March 31, 2010, non-interest income was $7.4 million, the result of gain on sale of securities of $12.5 million, a gain of $1.9 million in first mortgages originated for sale and other fees, partially offset by an OTTI loss of $6.0 million and a fair value loss on CDO’s of $1.0 million. The loss of $7.9 million for the nine months ended March 31, 2009 was primarily the result of selling $9.1 million in FNMA preferred stock resulting in a loss of $7.9 million and recording a fair value adjustment to our trading securities for a loss of $695,000, partially offset by of a gain of $981,000 in first mortgages originated for sale and other fees.

Non-Interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	$1,858	$1,402	$5,044	$3,976
Professional services	378	281	1,216	980
Occupancy and equipment	94	108	298	325
Data processing and internet	198	213	639	580
Advertising and promotional	118	202	294	454
Depreciation and amortization	60	43	170	125
Real estate owned and repossessed vehicles	937	237	2,021	435
FDIC and OTS regulatory fees	434	296	1,221	633
Other general and administrative	628	408	1,571	1,167

Total noninterest expenses	$4,705	$3,190	$12,474	$8,675

Efficiency Ratio [1]	25.73%	36.35%	27.38%	49.72%
Non-interest expense as annualized % of average assets	1.39%	1.04%	1.25%	0.96%

[1]

Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income. For the nine months ended March 31, 2010, without the loss of $7.902 million in noninterest income due to the loss on sale of FNMA preferred stock, the efficiency ratio would have been 34.2%.

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $4.7 million and $12.5 million for the three months and nine months ended March 31, 2010, respectively, up from $3.2 million and $8.7 million for the three months and nine months ended March 31, 2009, respectively.

Total salaries, benefits and stock-based compensation increased $456,000 to $1,858,000 for the quarter ended March 31, 2010 compared to $1,402,000 for the quarter ended March 31, 2009. For the nine-months ended March 31, 2010, compensation increased $1,068,000 to $5,044,000 compared to $ 3, 976, 000 for the nine months ended March 31, 2009. Total compensation increased primarily related to staffing changes in the lending business and a 3.6% average increase in salaries and wages. The Bank’s staff increased from 51 to 76 full-time equivalents between March 31, 2009 and 2010.

Professional services, which include accounting and legal fees, increased $97,000 for the quarter and $236,000 for the nine months ended March 31, 2010, compared to the three-month and nine-month periods ended March 31, 2009. The increase in professional services for the three months ended March 31, 2010 was primarily due to contract underwriters used in connection with loan pool purchases, set-up of first mortgage and multifamily loan products and accounting fees. For the nine months ended March 31, 2010, the increase was primarily due contract underwriters and accounting fees offset by a reduction in legal and ratings fees compared to the fees paid for the re-securitization of our non-agency mortgage backed securities during the nine months ended March 31, 2009.

Advertising and promotional expense decreased $84,000 and $160,000 for the three-month and nine-month periods ending March 31, 2010, respectively, compared to the same periods ended March 31, 2009. The change for the three and nine month periods was primarily due a decrease in lead acquisitions for our home equity loan origination program and deposits offset by an increase in advertising for our multifamily origination program.

Data processing and internet expense decreased $15,000 for the three-month period and increased $59,000 for the nine-month period ended March 31, 2010 compared to the three and nine months ended March 31, 2009. The changes in the three and nine month periods were primarily due to a fluctuation in the number of customer accounts and fees for special enhancements to the Bank’s core processing system.

The costs and losses associated with the upkeep and disposal of the real estate owned property (“REOs”) and repossessed RV’s increased $700,000 for the three-month period ending March 31, 2010 compared to the three-months ended March 31, 2009. For the nine-months ended March 31, 2010, these costs increased $1,586,000 compared to the nine-months ended March 31, 2009. This increase in the three and nine months was due to increased property taxes and maintenance expenses and additional write-downs and losses on sales of the REOs.

The cost of our FDIC and OTS standard regulatory charges increased $138,000 for the three-month period and $588,000 for the nine-months ending March 31, 2010, compared to the three month and nine month periods ended March 31, 2009. This was due to higher average deposit and borrowing balances and higher assessment rates for the period ended March 31, 2010. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.

Other general and administrative expense increased $220,000 during the quarter and $404,000 for the nine-months ended March 31, 2010 compared to the same periods in 2009, primarily due to an increase in deposit, loan and other general expenses related to the increase in deposit and loan volume and the number of employees.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2010 and 2009 were 41.80% and 40.84%, respectively. Our effective income tax rates for the nine months ended March 31, 2010 and 2009 were 41.82% and 40.45%, respectively.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $98.9 million, or 7.6%, to $1,401.1 million, as of March 31, 2010, up from $1,302.2 million at June 30, 2009. The increase in total assets was primarily due to an increase of $134.7 million in loans held for investment offset by a decrease of $36.9 million in investment securities. Total liabilities increased a total of $79.4 million, primarily due to an increase in deposits of $321.9 million offset with a decrease in borrowings of $160.0 million from the Federal Reserve Bank of San Francisco Discount Window and a decrease of $81.0 million in borrowing from the Federal Home Loan Bank of San Francisco.

Loans

Net loans held for investment increased to $750.1 million at March 31, 2010 from $615.5 million at June 30, 2009. The increase in the loan portfolio was due to loan originations and purchases of $200.1 million, offset by loan repayments of $56.7 million, transfers to foreclosed real estate of $4.8 million, amortization of $3.1 million and a net increase in the allowance of $856,000 during the nine months ended March 31, 2010.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2010		June 30, 2009
	(Dollars in thousands)
Residential real estate loans:	Amount	Percent	Amount	Percent
Single family (one to four units)	$251,839	33.0%	$165,405	26.3%
Home equity	24,133	3.2%	32,345	5.1%
Multifamily (five units or more)	359,344	47.0%	326,938	52.0%
Commercial real estate and land loans	33,493	4.4%	30,002	4.8%
Consumer—Recreational vehicle	41,681	5.5%	50,056	8.0%
Other	52,758	6.9%	23,872	3.8%

Total loans held for investment	$763,248	100.0%	$628,618	100.0%

Allowance for loan losses	(5,610)		(4,754)
Unamortized premiums/discounts,net of deferred loan fees	(7,520)		(8,401)

Net loans held for investment	$750,118		$615,463

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through March 31, 2010, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss

Nonperforming Assets

Nonperforming loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate and repossessed assets. At March 31, 2010, our nonperforming loans totaled $10,208,000, or 1.34% of total gross loans and our total nonperforming assets totaled $13,569,000, or 0.97% of total assets.

Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following as of the dates indicated:

	March 31, 2010	June 30, 2009
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans:
Loans secured by real estate:
Single family	$5,308	$1,502
Home equity loans	97	9
Multifamily	3,723	1,171
Commercial	—	—

Total nonaccrual loans secured by real estate	9,128	2,682
RV/Auto	1,074	158
Other	6	—

Total nonperforming loans	10,208	2,840
Foreclosed real estate	2,764	5,334
Repossessed—vehicles	597	317

Total nonperforming assets	$13,569	$8,491

Total nonperforming loans as a percentage of total loans	1.34%	0.45%

Total nonperforming assets as a percentage of total assets	0.97%	0.65%

Total nonperforming assets increased a net $5,078,000 between June 30, 2009 and March 31, 2010. The increase was due primarily to two delinquent multifamily loans, one in Houston Texas for $2.1 million, and one in Knoxville, Tennessee for $0.9 million, eleven RV loans for an aggregate of $1.0 million which are not delinquent, but considered troubled debt restructurings and on nonaccrual. The balance of the increase was due to increased single-family delinquents, partially offset by reduced foreclosed real estate. During the three months ended March 31, 2010, we sold $3.3 million in foreclosed and repossessed property, including a $1.8 million multifamily property in Ohio and a $0.8 million single-family property in Washington. The increased level of nonperforming real estate loans reflects the nationwide downturn in real estate values. The increased level of nonperforming RV loans reflects the current nationwide recession. If real estate values continue to decline and consumer job losses continue to increase, we are likely to experience continued growth of our nonperforming assets.

An analysis of impaired loans is as follows:

	March 31, 2010	June 30, 2009
	(Dollars in thousands)
Nonperforming loans—non accrual	$9,027	$2,840
Troubled debt restructuring—non accrual	1,181	—
Other impaired loans	—	—

Total impaired loans	$10,208	$2,840

At March 31, 2010, the carrying value of impaired loans is net of write-offs of $1,518,000 and there are no specific allowance allocations. The average carrying value of impaired loans was $8,585,000 and $2,953,000 for the quarters ended March 31, 2010 and 2009, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at March 31, 2010 or 2009. Loans past due 90 days or more which were still accruing interest were $3,539,000 at March 31, 2010 and $4,715,000 at June 30, 2009. Loans past due 90 days and still accruing interest are certain single family mortgages from which we both received advanced payments from the loan servicing company and we determined that such loans are not impaired based upon a current fair value analysis of the collateral.

The Bank has other loans which have been modified but are not considered a troubled debt restructuring. A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent modifications of principal and interest payments or an extension of maturity dates. After a loan is classified as a troubled debt restructuring it doesn’t start accruing interest until the borrower demonstrates over time (typically six months) that they can make payments. On occasion, the Bank has made temporary modifications to a borrower’s loan terms, such as a temporary reduction in a borrower’s interest rate to match lower market interest rates or other temporary changes in terms. At March 31, 2010, the Bank had non-impaired loan modifications on mortgage loans and RV loans with outstanding balances totaling $7,773,000 and $2,941,000, respectively, with borrowers currently making monthly payments under a temporary loan modification.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2010, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. We provide general loan loss reserves for our mortgage loans based upon the size and type of the mortgage loan and the loan-to-value ratio. For the period ended March 31, 2010, we have experienced increased charge-offs of RV loans due to the nationwide recession. Our Bank’s portfolio of RV loans is expected to decrease in the future as the Bank no longer originates RV loans. The amount of RV charge-offs for the quarter ended March 31, 2010, declined 38% compared to the quarter ended December 31, 2009. Given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.

The following table summarizes activity in the allowance for loan losses for the nine months ended March 31, 2010:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in thousands)
Balance at July 1, 2009	$1,113	$280	$1,680	$179	$1,475	$27	$4,754
Provision for loan loss	1,271	25	636	31	2,881	6	4,850
Charge-offs	(944)	(105)	(519)	—	(2,426)	—	(3,994)
Recoveries	—	—	—	—	—	—	—

Balance at March 31, 2010	$1,440	$200	$1,797	$210	$1,930	$33	$5,610

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2010		June 30, 2009
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
	(Dollars in thousands)
Single family	$1,440	25.67%	$1,113	23.41%
Home equity	200	3.57%	280	5.89%
Multifamily	1,797	32.03%	1,680	35.34%
Commercial real estate and land	210	3.74%	179	3.76%
Consumer - Recreational vehicles	1,930	34.40%	1,475	31.03%
Other	33	0.59%	27	0.57%

Total	$5,610	100.00%	$4,754	100.00%

The loan loss provision was $1,250,000 and $1,200,000 for the quarter ended March 31, 2010 and 2009, respectively. The increased provision for the quarter ended March 31, 2010 was the result of the nationwide decline in housing values and higher unemployment which has negatively impacted consumer credit, continued changes in portfolio mix and higher estimated losses from our RV portfolio and real estate loan portfolios.

Investment Securities

Total investment securities were $585.3 million as of March 31, 2010, compared with $622.2 million at June 30, 2009. During the nine months ended March 31, 2010, we purchased $38.7 million of mortgage-backed securities and $44.9 million in Federal Home Loan Mortgage Corporation (FHLMC) discount notes available for sale, had sales / matured bonds of $77.8 million, and received principal repayments of approximately $41.9 million. We also purchased $25.0 million of mortgage-backed securities and $20.8 million in FNMA bonds held to maturity, and received principal repayments of approximately $53.0 million and the balance of the change is equal to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held to maturity or available for sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.

Deposits

Deposits increased a net $321.9 million, or 49.6%, to $970.4 million at March 31, 2010, from $648.5 million at June 30, 2009. Our deposit gain composition was a 117.8% increase in interest bearing demand and savings accounts along with a 5.4% increase in time deposit accounts. Our increase in deposit accounts was the result of increased promotion and competitive pricing during the nine months ended March 31, 2010.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2010		June 30, 2009
	Amount	Rate*	Amount	Rate*
	(Dollars in thousands)
Non-interest bearing:	$7,429	0.00%	$3,509	0.00%
Interest bearing:
Demand	56,533	0.89%	59,151	1.22%
Savings	492,204	1.37%	192,781	1.94%

Time deposits:
Under $100,000	179,615	3.57%	191,021	4.39%
$100,000 or more	234,594	3.29%	202,062	3.85%

Total time deposits	414,209	3.41%	393,083	4.11%

Total interest bearing	962,946	2.22%	645,015	3.20%

Total deposits	$970,375	2.20%	$648,524	3.18%

*	Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2010	June 30, 2009	March 31, 2009
Checking and savings accounts	17,830	10,685	12,840
Time deposits	9,585	12,757	11,806

Total number of deposits accounts	27,415	23,442	24,646

Securities Sold Under Agreements to Repurchase

Since November 2006, we have sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements have interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, we may be required to repay the $130.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 4.61 years and the weighted average remaining period before such repurchase agreements could be called is 0.45 years.

FHLB Advances

We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At March 31, 2010, a total of $52.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $52.0 million in advances is 2.50 years and the weighted average remaining period before such advances could be put to us is 0.53 years.

Stockholders’ Equity

Stockholders’ equity increased $19.6 million to $108.5 million at March 31, 2010 compared to $88.9 million at June 30, 2009. The increase was the result of our net income for the nine months ended March 31, 2010 of $16.4 million, a $1.6 million unrealized gain from our available for sale securities and $1.4 million from the conversion and exercise of stock options.

Liquidity

During the nine months ended March 31, 2010, we had net cash outflows from operating activities of $11.5 million compared to outflows of $6.6 million for the nine months ended March 31, 2009. Net operating cash outflows for the periods ended were primarily due to the originations of loans held for sale.

Net cash outflows from investing activities totaled $71.6 million for the nine months ended March 31, 2010, while outflows totaled $54.3 million for the same period in 2009. This was primarily due to increased loan pools purchased offset by increased residential mortgage-backed securities sales and repayments of loans and residential mortgage-backed securities in the 2010 period compared to the same period in the prior year.

Our net cash provided by financing activities totaled $81.8 million for the nine months ended March 31, 2010, while inflows totaled $54.9 million for the nine months ended March 31, 2009. Net cash provided by financing activities increased primarily from the increase in deposits offset by the repayment of borrowings for the nine months ended March 31, 2010 compared to March 31, 2009. During the nine months ended March 31, 2010, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2010, the Company had $155.3 million available immediately and an additional $359.2 million available with additional collateral. At March 31, 2010, we also had a $10.0 million unsecured federal funds purchase line with a bank under which no borrowings were outstanding.

The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2010, the Bank did not have any borrowings outstanding and the amount available from this source was $225.4 million. These borrowings are collateralized by consumer loans, and mortgage-backed securities.

In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $53.7 million outstanding at March 31, 2010. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At March 31, 2010, we had commitments to originate or purchase loans and investment securities of $29.5 million, and $18.9 million in commitments to sell loans. Time deposits due within one year of March 31, 2010 totaled $237.2 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of March 31, 2010:

		Payments Due by Period[1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(Dollars in thousands)
Long-term debt obligations [2]	$813,962	$316,999	$235,735	$124,680	$136,548
Operating lease obligations [3]	813	342	471	—	—

Total	$814,775	$317,341	$236,206	$124,680	$136,548

[1]	Our contractual obligations include lon-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2010

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of Thrift Supervision requires our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2010, our Bank met all the capital adequacy requirements to which it was subject. At March 31, 2010, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements at March 31, 2010 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Promt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$117,918	8.43%	$55,969	4.00%	$69,962	5.00%
Tier 1 capital (to risk-weighted assets)	$117,918	17.26%	N/A	N/A	$40,993	6.00%
Total capital (to risk-weighted assets)	$123,528	18.08%	$54,657	8.00%	$68,322	10.00%
Tangible capital (to tangible assets)	$117,918	8.43%	$20,988	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would cause the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at March 31, 2010:

	Term to Repricing, Repayment, or Maturity at March 31, 2010
	Over One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$7,104	$—	$—	$7,104
Securities [1]	461,646	44,151	79,489	585,286
Stock of the FHLB, at cost	18,848	—	—	18,848
Loans—net of allowance for loan loss [2]	334,066	147,242	268,810	750,118
Loans held for sale	5,326	—	—	5,326

Total interest-earning assets	826,990	191,393	348,299	1,366,682
Non-interest earning assets	—	—	—	34,461

Total assets	$826,990	$191,393	$348,299	$1,401,143

Interest-bearing liabilities:
Interest-bearing deposits [3]	$785,941	$128,459	$48,546	$962,946
Securities sold under agreements to repurchase	—	95,000	35,000	130,000
Advances from the FHLB [4]	57,000	95,000	29,995	181,995
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	848,096	318,459	113,541	1,280,096
Other noninterest-bearing liabilities	—	—	—	12,564
Stockholders’ equity	—	—	—	108,483

Total liabilities and equity	$848,096	$318,459	$113,541	$1,401,143

Net interest rate sensitivity gap	$(21,106)	$(127,066)	$234,758	$86,586
Cumulative gap	$(21,106)	$(148,172)	$86,586	$86,586
Net interest rate sensitivity gap—as a % of interest earning assets	-2.55%	-66.39%	67.40%	6.34%
Cumulative gap—as % of cumulative interest earning assets	-2.55%	-14.55%	6.34%	6.34%

[1]	Comprised of U.S. government securities and mortgage-backed securities, which are classified as held to maturity, available for sale and trading. The table reflects contractual re-pricing dates.

[2]	The table reflects either contractual re-pricing dates or maturities.

[3]	The table assumes that the principal balances for demand deposit and savings accounts will re-price in the first year.

[4]	The table reflects either contractual repricing dates or maturities and does not estimate prepayments or puts.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. The market value of equity for these purposes is not intended to refer to the trading pricing of our common stock. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the industry market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at March 31, 2010:

(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$107,880	-9.90%	7.95%
Up 200 basis points	114,629	-4.30%	8.29%
Up 100 basis points	119,214	-0.50%	8.47%
Base	119,779	—	8.37%
Down 100 basis points	122,456	2.20%	8.41%

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

We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under “Risk Factors” in Item 1A of our Form 10-K for the year ended June 30, 2009. We encourage you to read these risk factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

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

Reduced availability of commercial credit and increasing unemployment have further contributed to deteriorating credit performance of commercial and consumer loans, resulting in additional write-downs. Financial market and economic instability has caused many lenders and institutional investors to severely restrict their lending to customers and to each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, and has contributed to a lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings. As of March 31, 2010, we had $237.2 million of time deposits maturing within one year, which is a significant portion of our total time deposits and reflects our customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us upon maturity, we may be required to seek other sources of funds.

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

We do not believe these conditions are likely to improve in the near future. As a result of the challenges presented by these general economic and industry conditions, we face the following risks, among others:

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

•

The potential for increased regulation of our industry, including heightened legal standards and regulatory requirements, as well as expectations imposed in connection with recent and proposed legislation. Compliance with such additional regulation will likely increase our operating costs and may limit our ability to pursue business opportunities.

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

•	Current levels of market volatility are unprecedented.

•	The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.

•	Declines in the value of our securities may negatively affect earnings.

•	Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

•	We may elect to seek additional capital but it may not be available when it is needed and this could limit our ability to execute our strategic plan.

•	Changes in interest rates could adversely affect our income.

•	Many of our mortgage and consumer loans, particularly recreational vehicle loans and home equity loans are generally unseasoned, and defaults on such loans would harm our business.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.

•	Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

•	We purchase and originate loans in bulk or “pools.” We may experience lower yields or losses on loans because the assumptions we use may not always prove correct.

•

Our success depends in large part on the continuing efforts of a few individuals. If we are unable to retain these personnel or attract, hire and retain others to oversee and manage our company, our business could suffer.

•	We have risks of systems failure and security risks, including “hacking” and “identity theft.”

Prospective Impact of Proposed Legislation.

In December 2009, the U.S. House of Representatives passed H.R. 4173, the Wall Street Reform and Consumer Protection Act of 2009. The U.S. Senate is currently considering a similar bill proposed by Senate Banking Committee Chairman, Mr. Dodd, named the Restoring American Financial Stability Act (“Dodd’s bill”). Among numerous provisions, H.R. 4173 contains a provision for the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally-chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the Office of the Comptroller of the Currency, which currently charters and supervises nationally-chartered banks, and responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally-chartered thrift and thrift holding companies, such as BofI Holding, Inc. and Bank of Internet USA. In addition, H.R. 4173 eliminates the thrift charter, under which Bank of Internet USA is organized. Unlike H.R. 4173, Dodd’s bill does not eliminate the savings and loan holding company or expressly provide that savings and loan holding companies will be regulated as bank holding companies.

In light of the vagaries of the political process, we cannot predict whether, to what extent or in what form the provisions of H.R. 4173 or provisions of Dodd’s bill may be enacted into law or, if it is enacted, what its terms may provide or how the terms of any legislation adopted may affect our operations going forward. The Company will continue to be subject to legislation and regulations which may be proposed and enacted from time to time and which may impact the Company and its operations and profitability in ways that cannot now be foreseen.

Increases in deposit insurance premiums and special FDIC assessments will affect our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the federal deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. This special assessment resulted in an addition expense in the prior fiscal year of $610,000, and our FDIC deposit insurance expense for the current fiscal year is higher by $450,000 compared to the nine months ended March 31, 2009.

In addition, the FDIC may impose additional emergency special assessments of up to five basis points per quarter on each institution’s assets minus Tier 1 capital, if necessary, to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Additionally, as an alternative to the special assessments, in September 2009, the FDIC adopted a rule that required financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. This new rule did not immediately impact our earnings as the prepayment will be expensed over time. Any additional emergency special assessment imposed by the FDIC will negatively impact our earnings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the Company’s common stock repurchase plans. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

	Total number of shares purchased	Average price paid per share	Maximum number of shares that may yet be purchased under the plans
Shares purchased as part of publicly announced plans or programs:
Balance at July 1, 2009 [1]	595,700	$5.72	319,291

Total number of shares purchase as part of publicly announced plans or programs – December 31, 2009	595,700	$5.72	319,291

Shares purchased as part of a net-settlement of employees’ restricted stock units:
Balance at July 1, 2009	27,607
July 1, 2009 to July 31, 2009	—
August 1, 2009 to August 30, 2009	2,847
September 1, 2009 to September 30, 2009	—
October 1, 2009 to October 31, 2009	—
November 1, 2009 to November 30, 2009	—
December 1, 2009 to December 31, 2009	(6,232)
January 1, 2010 to January 31, 2010	—
February 1, 2010 to February 28, 2010	2,064
March 1, 2010 to March 31, 2010	244

Total net-settlement shares purchased	26,530

Total treasury shares	622,230

[1]	No shares were purchased between July 1 and March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Document

1.1	Underwriting Agreement dated March 30, 2010, between the registrant and B. Riley & Co., LLC[1]

10.1	Employment Agreement dated April 22, 2010, between Bank of Internet USA and Andrew J Micheletti[2]

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K (file No. 000-51201) filed by the Company on April 5, 2010

(2)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K (file No. 000-51201) filed by the Company on April 28, 2010

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: April 29, 2010	By:	/s/ Gregory Garrabrants
Gregory Garrabrants
President and Chief Executive Officer
(Principal Executive Officer)