Form 10-K
period 2010-06-30
BofI Holding, Inc.
filed 2010-09-21
CIK 1299709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

None

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ National Market of $10.00 on December 31, 2009 was $65,272,930.

The number of shares of the Registrant’s common stock outstanding as of September 1, 2010 was 10,201,263

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2010 are incorporated by reference into Part III.

BofI HOLDING, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include projections, statements of the plans and objectives of management for future operations, statements of future economic performance, assumptions underlying these statements, and other statements that are not statements of historical facts. Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond the control of BofI Holding, Inc. (BofI). Should one or more of these risks, uncertainties or contingencies materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. Among the key risk factors that may have a direct bearing on BofI’s results of operations and financial condition are:

¡	The prevailing recession currently impacting the United States and worldwide economies;
¡	Competitive practices in the financial services industries;

¡	Operational and systems risks;

¡	General economic and capital market conditions, including fluctuations in interest rates;

¡	Economic conditions in certain geographic areas; and

¡	The impact of current and future laws, governmental regulations, accounting and other rulings and guidelines affecting the financial services industry in general and BofI operations particularly.

In addition, actual results may differ materially from the results discussed in any forward-looking statements for the reasons, among others, discussed herein in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Factors that May Affect Our Performance.”

References in this report to the “Company,” “us,” “we,” “our,” “BofI Holding,” or “BofI” are all to BofI Holding, Inc. on a consolidated basis. References in this report to “Bank of Internet,” the “Bank,” or “our bank” are to Bank of Internet USA, our consolidated subsidiary.

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

We operate our Internet-based bank from a single location headquartered in San Diego, California, serving approximately 32,000 retail deposit and loan customers across all 50 states. At June 30, 2010, we had total assets of $1,421.1 million, loans of $774.9 million, mortgage-backed and other investment securities of $567.6 million, total deposits of $968.2 million and borrowings of $318.2 million. Our deposits primarily consist of interest-bearing checking and savings accounts and time deposits. Our loans are primarily first lien mortgages secured by multifamily (five or more units) and single family real property. Our mortgage-backed securities primarily consist of mortgage pass-through securities issued by government-sponsored entities and non-agency collateralized mortgage obligations and pass-through mortgage-backed securities issued by private sponsors.

Over the last several years, we have limited the impact of the current credit problems in the mortgage markets by redirecting our asset gathering from retail online originations to wholesale purchases of loans and mortgage-backed securities with higher credit quality. Our online delivery channels and online advertising can be opened, closed or expanded rapidly allowing us to change product offerings faster and with less cost than many traditional banks. We believe our flexibility to adjust our asset generation channels has been a competitive advantage allowing us to avoid markets and products where credit fundamentals are poor. In the coming years, we expect to increase our asset gathering of loans through origination of multifamily and single family mortgages.

Our business strategy is to lower the cost of delivering banking products and services by leveraging technology, while continuing to grow our assets and deposits to achieve increased economies of scale. Our automated Internet-based banking platform and workflow process is designed to handle traditional banking functions without the typical branch banking infrastructure. Our thrift charter authorizes us to operate in all 50 states, while our strong online presence grants us flexibility to target a large number of deposit and loan customers based on diversity in demographics, geography and price. Our strategic goals are to continually increase our deposits by attracting new customers through targeted marketing, competitive pricing, and new products and services; increasing our originations of single family and multifamily loans by captivating new customers through our website, affiliate marketing and lead generation strategies and continue to purchase pools of high quality single family and multifamily mortgage loans and mortgage-back securities.

Our present goals are to:

¡	Increase our total assets to more than $3.0 billion;

¡	Maintain our annualized efficiency ratio at a level of 35% or lower; and

¡	Maintain our annualized return on average common stockholder’s equity above 15.0%.

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available, free of charge, through the Securities and Exchange Commission’s website at www.sec.gov and our website at www.bofiholding.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission. The information contained therein or connected thereto is not incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

LENDING AND INVESTMENT ACTIVITIES

General. We divide our loan acquisition activities into two primary channels: retail and wholesale. Our retail channel originates loans nationwide either directly to consumer or through dealer or broker arrangements. Our wholesale channel purchases closed loans in flow or bulk from a variety of business partners. Our originations, purchases and sales of mortgage loans include both fixed and adjustable interest rate loans. Originations are sourced, underwritten, processed, controlled and tracked primarily through our customized websites and software. Our lending business is scalable, due to our automated systems, allowing us to handle increasing volumes of loans. This enables us to enter into new geographic lending markets with only a minimal increase in personnel, in accordance with our strategy of leveraging technology to lower our operating expenses.

1

We purchase securities when we conclude that their risk-adjusted returns exceed those of our loan origination or loan purchase opportunities.

Loan Products. Our loans primarily consist of first mortgage lien loans secured by single family and multifamily properties and, to a lesser extent, commercial properties. Depending upon market conditions, we originate and purchase home equity second lien mortgages. Further details regarding our loan programs are discussed below:

¡

Single Family Loans. We typically offer and purchase fixed and adjustable rate, single family mortgage loans in all 50 states, both conforming and jumbo loans. We constantly monitor our geographic reach for risk and are currently not lending in all states. Our largest single family first mortgage loan was $4.1 million as of June 30, 2010. We either sell the single family first lien mortgage loans that we originate to wholesale lending institutions with servicing rights released to the purchaser or retain the mortgage loan in our portfolio. Recently, the Bank has increased its emphasis on originating first mortgages on a retail basis, selling fixed-rate and other conforming loans to its correspondents or government sponsored entities and retaining for its portfolio certain adjustable rate jumbo loans.

¡

Home Equity Loans. We originate or purchase adjustable rate and fixed rate closed end home equity loans secured by second liens on single family residential properties. During fiscal 2009, we elected to stop originating home equity loans until spreads adequately compensate the Bank for the risk and home values stabilize. We hold all of the home equity loans that we originate and perform the loan servicing directly on these loans. Our portfolio of home equity loans as of June 30, 2010 had an average outstanding balance of $28,000, with the largest single loan amount being $280,000. Some of our home equity loans originated have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually), as well as interest rate floors, ceilings and rate change caps.

¡

Multifamily Loans. We originate and purchase adjustable rate and fixed rate multifamily first lien mortgage loans. We typically retain them for our portfolio and perform the loan servicing directly on these loans. Our multifamily loans as of June 30, 2010 ranged in amount from approximately $18,000 to $4.4 million and were secured by first liens on properties typically ranging from five to 70 units. We have multifamily loans with interest rates that adjust based on a variety of industry standard indices, including U.S. Treasury security yields, LIBOR and Eleventh District Cost of Funds. Many of our loans originated and purchased typically have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps. Recently, the Bank has increased its emphasis on originating and retaining adjustable rate multifamily mortgage loans with LIBOR-based indices.

¡

Commercial Real Estate Loans. We purchase and originate commercial real estate loans. We either sell the loans we originate or we retain them for the portfolio. Our commercial real estate loans as of June 30, 2010 ranged in amount from approximately $70,000 to $2.5 million, and were secured by first liens on mixed-use, shopping and retail centers, office buildings and multi-tenant industrial properties. We offer commercial real estate loans with similar terms and interest rates as our multifamily loans.

¡

Consumer and Other. We make secured and unsecured loans to consumers and we make secured loans to businesses providing mortgage or other financial services to consumers. During fiscal 2007, 2008 and 2009 we originated fixed rate loans secured by recreational vehicles (RVs) and automobiles which we retained and serviced. We elected to stop originating RV and automobile loans in fiscal 2009. Our RV loans as of June 30, 2010 ranged in amount up to approximately $479,000 with an average outstanding balance of $35,000 and were secured by travel trailers or motor homes. We provide unsecured overdraft lines of credit for our qualifying deposit customers with checking accounts.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year:

	At June 30,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans:
Single Family (one to four units)	$259,790	32.9%	$165,405	26.3%	$165,473	26.2%	$104,960	20.8%	$113,242	21.4%
Home equity	22,575	2.9%	32,345	5.1%	41,977	6.6%	18,815	3.8%	628	0.1%
Multifamily (five units or more)	370,469	46.9%	326,938	52.0%	330,778	52.2%	325,880	64.6%	402,166	75.9%
Commercial real estate and land loans	33,553	4.3%	30,002	4.8%	33,731	5.3%	11,256	2.2%	13,743	2.6%
Consumer—Recreational vehicle	39,842	5.0%	50,056	8.0%	56,968	9.0%	42,327	8.4%	—	0.0%
Other	62,875	8.0%	23,872	3.8%	4,439	0.7%	981	0.2%	81	0.0%
Total loans held for investment	789,104	100.0%	628,618	100.0%	633,366	100.0%	504,219	100.0%	529,860	100.0%
Allowance for loan losses	(5,893)		(4,754)		(2,710)		(1,450)		(1,475)
Unamortized premiums/discounts, net of deferred loan fees	(8,312)		(8,401)		757		5,137		5,256
Net loans held for investment	$774,899		$615,463		$631,413		$507,906		$533,641

The following table sets forth the amount of loans maturing in our total loans held for investment at June 30, 2010 based on the contractual terms to maturity:

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
June 30, 2010	$4,672	$2,640	$21,383	$760,409	$789,104

The following table sets forth the amount of our loans at June 30, 2010 that are due after June 30, 2011 and indicates whether they have fixed or floating or adjustable interest rates:

(Dollars in thousands)	Fixed	Floating or Adjustable	Total
Single family (one to four units)	$76,380	$183,307	$259,687
Home equity	20,843	1,453	22,296
Multifamily (five units or more)	36,405	330,746	367,151
Commercial real estate and land	841	29,735	30,576
Consumer—recreational vehicle	39,827	—	39,827
Other	62,255	—	62,255
Total	$236,551	$545,241	$781,792

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties at June 30, 2010:

	Percent of Loan Principal Secured by Real Estate Located in State
State	Total Real Estate Loans	Single Family	Home Equity	Multifamily	Commercial and Land
California-south[1]	29.13%	22.85%	13.51%	35.10%	22.35%
California-north[2]	13.52%	16.28%	8.46%	11.82%	14.37%
Washington	8.53%	7.68%	5.09%	9.00%	12.22%
Texas	8.12%	6.77%	—	8.48%	20.11%
Florida	4.01%	4.52%	9.06%	3.70%	—
Colorado	3.40%	4.06%	2.28%	2.73%	6.43%
Oregon	3.30%	2.66%	0.96%	3.59%	6.64%
Arizona	3.21%	1.40%	7.42%	4.48%	0.31%
New York	2.91%	5.91%	4.82%	0.96%	—
Illinois	2.59%	2.82%	4.42%	2.44%	1.15%
All other states	21.28%	25.05%	43.98%	17.70%	16.42%
	100.00%	100.00%	100.00%	100.00%	100.00%

[1]	Consists of loans secured by real property in California with zip code ranges from 90000 to 92999.
[2]	Consists of loans secured by real property in California with zip code ranges from 93000 to 96999.

The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio or LTV. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraised value of the property securing the loan at the time of the funding or, for certain purchased seasoned loans, an adjusted appraised value based upon an independent review at the time of the purchase. The following table shows the LTVs of our loan portfolio on weighted average and median bases at June 30, 2010:

	Total Real Estate Loans	Single Family	Home Equity[1]	Multifamily	Commercial and Land
Weighted Average LTV	52.60%	53.36%	57.50%	51.82%	51.91%
Median LTV	52.69%	53.00%	59.87%	45.40%	47.63%

[1]

Amounts represent combined loan to value calculated by adding the current balances of both the 1st and 2nd liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.

We believe our weighted average LTV of 52.60%, at origination, for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and will continue to result in the future, in lower average loan defaults and write-offs when compared to other banks.

Lending Activities. The following table summarizes the volumes of real estate loans originated, purchased and sold for each fiscal year:

	For the Fiscal Years Ended June 30,
(Dollars in thousands)	2010	2009	2008	2007	2006
Loans Held for Sale:
Single family (one to four units):
Beginning balance	$3,190	$—	$—	$—	$189
Loan originations	114,842	83,741	516	7,579	20,762
Loan purchases	—	—	—	—	—
Proceeds from sale of loans held for sale	(114,215)	(81,932)	(518)	(7,609)	(21,059)
Gains on sales of loans held for sale	1,694	1,381	2	30	108
Other	—	—	—	—	—
Ending balance	$5,511	$3,190	$—	$—	$—
Loans Held for Investment:
Single family (one to four units):
Beginning balance	$165,405	$165,473	$104,960	$113,242	$62,156
Loan originations	12,815	305	—	840	386
Loan purchases	126,446	22,036	95,667	42,258	78,778
Loans sold	—	—	—	—	—
Principal repayments	(41,825)	(20,012)	(34,726)	(51,380)	(28,078)
Foreclosure and charge-offs	(3,051)	(2,397)	(428)	—	—
Ending balance	$259,790	$165,405	$165,473	$104,960	$113,242
Home equity:
Beginning balance	$32,345	$41,977	$18,815	$628	$247
Loan originations	—	7,363	34,761	19,684	373
Loan purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(9,653)	(16,681)	(11,599)	(1,497)	8
Foreclosure and charge-offs	(117)	(314)	—	—	—
Ending balance	$22,575	$32,345	$41,977	$18,815	$628
Multifamily (five units or more):
Beginning balance	$326,938	$330,778	$325,880	$402,166	$406,660
Loan originations	21,323	1,750	—	2,484	6,142
Loan purchases	58,461	46,439	87,113	750	84,990
Loans sold	—	—	—	—	—
Principal repayments	(34,210)	(48,535)	(82,115)	(79,520)	(95,626)
Foreclosure and charge-offs	(2,043)	(3,494)	(100)	—	—
Ending balance	$370,469	$326,938	$330,778	$325,880	$402,166
Commercial real estate and land:
Beginning balance	$30,002	$33,731	$11,256	$13,743	$14,181
Loan originations	4,129	—	85	—	752
Loan purchases	456	—	24,726	500	—
Loans sold	—	—	—	—	—
Principal repayments	(1,034)	(1,320)	(2,336)	(2,986)	(1,190)
Foreclosure and charge-offs	—	(2,409)	—	(1)	—
Ending balance	$33,553	$30,002	$33,731	$11,256	$13,743
Consumer—recreational vehicle and auto:
Beginning balance	$50,056	$56,968	$42,327	$—	$—
Loan originations	34	3,772	25,712	43,485	—
Loan purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(5,468)	(7,662)	(10,617)	(1,158)	—
Repossession and charge-offs	(4,780)	(3,022)	(454)	—	—
Ending balance	$39,842	$50,056	$56,968	$42,327	$—
Other:
Beginning balance	23,872	$4,439	$981	$81	$40
Loan originations	36,401	19,980	4,330	956	67
Loan purchases	4,200	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(1,598)	(534)	(866)	(57)	(26)
Charge-offs	—	(13)	(6)	1	—
Ending balance	$62,875	$23,872	$4,439	$981	$81
TOTAL LOANS HELD FOR INVESTMENT	$789,104	$628,618	$633,366	$504,219	$529,860
Allowance for loan losses	(5,893)	(4,754)	(2,710)	(1,450)	(1,475)
Unamortized premiums, unaccreted discounts, net of deferred loan fees	(8,312)	(8,401)	757	5,137	5,256
NET LOANS	$774,899	$615,463	$631,413	$507,906	$533,641

The following table summarizes the amount funded, the number and the size of real estate loans and RV loans originated and purchased for each fiscal year:

Type of Loan	For the Fiscal Years Ended June 30,
(Dollars in thousands)	2010	2009	2008	2007	2006
Single Family (one to four units):
Loans originated:
Amount funded	$127,657	$84,045	$516	$840	$21,147
Number of loans	411	283	2	1	76
Average loan size	$311	$297	$258	$840	$278
Loans purchased:
Amount funded	$126,446	$22,036	$95,667	$42,258	$78,778
Number of loans	450	89	209	197	240
Average loan size	$281	$248	$458	$215	$328
Home equity:
Loans originated:
Amount funded	$—	$7,363	$34,761	$19,684	$373
Number of loans	—	161	1,027	520	3
Average loan size	$—	$46	$34	$38	$124
Loans purchased:
Amount funded	$—	$—	$—	$—	$—
Number of loans	—	—	—	—	—
Average loan size	$—	$—	$—	$—	$—
Multifamily (five or more units):
Loans originated:
Amount funded	$21,323	$1,750	$—	$2,484	$6,142
Number of loans	22	2	—	5	14
Average loan size	$969	$875	$—	$497	$439
Loans purchased:
Amount funded	$58,461	$46,439	$87,113	$750	$84,990
Number of loans	120	31	81	3	199
Average loan size	$487	$1,498	$1,075	$250	$427
Commercial real estate and land:
Loans originated:
Amount funded	$4,129	$—	$85	$—	$752
Number of loans	3	—	1	—	2
Average loan size	$1,376	$—	$85	$—	$376
Loans purchased:
Amount funded	$456	$—	$24,726	$500	$—
Number of loans	3	—	20	1	—
Average loan size	$152	$—	$1,236	$500	$—
Consumer—recreational vehicle and auto:
Loans originated:
Amount funded	$34	$3,772	$25,712	$43,485	$—
Number of loans	1	130	710	938	—
Average loan size	$34	$29	$36	$46	$—
Loans purchased:
Amount funded	$—	$—	$—	$—	$—
Number of loans	—	—	—	—	—
Average loan size	$—	$—	$—	$—	$—

Loan Marketing. We market our lending products directly to customers through a variety of channels depending on the product. For our single family mortgage and home equity loans, we target Internet comparison rate shoppers typically in all 50 states through the purchase of Google Ad comparison rates and popular rate comparison sites such as Bankrate.com. We also purchase print ads in highly targeted local newspapers and magazines. In addition, we purchase customer leads and loan applications from major lead aggregators, and from our marketing affiliates and affinity partner agreements. For our multifamily mortgage loans, we target customers through traditional origination techniques such as direct mail marketing, personal sales efforts and print advertising. Recently, we have increased our direct sales marketing of single family jumbo and multifamily mortgage loans.

Loan Originations. We originate loans through three different origination channels: online retail, online wholesale and direct.

¡

Online Retail Loan Origination. We originate single family, home equity and multifamily mortgage loans directly online through our websites, where our customers can review interest rates and loan terms, enter their loan applications and lock in interest rates directly over the Internet. All online loan offerings are accessed though our bank website bankofinternet.com. We maintain and update the rate and other information on this website. We process and underwrite home equity, first mortgage and second mortgage loan applications through our work flow system. Our primary website for multifamily loans is apartmentbank.com, which is where customers can obtain loan rates and terms, prequalify loan requests, submit loan applications, communicate with loan officers and monitor loan processing in a secure, online environment. Multifamily loan applications are underwritten and processed internally by our personnel. We designed our multifamily website and underlying software to expedite the origination, processing and management of multifamily loans to better serve our customers.

¡

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

¡

Direct Loan Origination. We believe that, particularly in multifamily and commercial mortgage lending as well as certain jumbo single family lending, traditional loan originators are needed to achieve our desired origination volume. Our internal software allows the loan originator to have direct online access to our multifamily loan origination system and originate and manage their loan portfolios in a secure online environment from anywhere in the nation. Routine tasks are automated, such as researching loan program and pricing updates; prequalifying loans; submitting loan applications, viewing customer applications, credit histories and other application documents and monitoring the status of loans in process. Recently we expanded our sales force and expect to generate increased originations from this channel.

Wholesale Loan Purchases. We purchase selected single family, multifamily and commercial real estate loans from other lenders to supplement and diversify our loan portfolio geographically. We currently purchase loans from a variety of sources including major banks, major securities brokers or dealers, mortgage companies, and investment funds. At June 30, 2010, approximately $321.2 million, or 40.7%, of our loan portfolio was acquired from other lenders who are servicing the loans on our behalf, of which 39.9% were multifamily loans and 60.1% were single family loans.

Loan Servicing. We typically retain servicing rights for all home equity, multifamily and single family loans that we originate and retain. We may not acquire servicing rights on purchased single family and multifamily loans, and we typically release servicing rights to the purchaser when we sell single family loans that we originate.

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

Lending Limits. As a savings association, we are generally subject to the same lending limit rules applicable to national banks. With limited exceptions, the maximum amount that we may lend to any borrower, including related entities of the borrower, at any one time may not exceed 15% of our unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. We are additionally authorized to make loans to one borrower, by order of the Director of the OTS, in an amount not to exceed the lesser of $30.0 million or 30% of our unimpaired capital and surplus for the purpose of developing residential housing, if certain specified conditions are met. See “Regulation—Regulation of Bank of Internet USA.”

At June 30, 2010, the Bank’s loans-to-one-borrower limit was $18.7 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2010, no single loan was larger than $4.4 million and our largest single lending relationship had an outstanding balance of $6.1 million.

Loan Quality and Credit Risk. After eight years of operating the Bank, we experienced our first mortgage loan foreclosure and consumer loan charge-off during fiscal 2008. In fiscal 2010, despite an increase in foreclosures and loan charge-offs, we believe that our level of nonperforming loans is significantly below the level of nonperforming loans currently found at most banks. Given the down turn in the mortgage and consumer credit markets and the increase in national unemployment, we expect in the future to have additional loans that default or become nonperforming. Nonperforming assets are defined as nonperforming loans and real estate acquired by foreclosure or deed-in-lieu thereof. Generally, nonperforming loans are defined as nonaccrual loans and loans 90 days or more overdue. Troubled debt restructurings are defined as loans that we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal or interest payments. Our policy with respect to nonperforming assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans past due 90 days or more, unless the individual borrower circumstances dictate otherwise.

See Management’s Discussion and Analysis—“Asset Quality and Allowance for Loan Loss” for a history of nonperforming assets and allowance for loan loss.

Securities Portfolio. In addition to loans, we invest available funds in high-grade mortgage-backed securities, fixed income securities and preferred securities of government-sponsored entities. From time to time we also invest available funds in term deposits of other financial institutions. Our investment policy, as established by our board of directors, is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or portfolio asset concentration risk. Under our investment policy, we are currently authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency mortgage-backed obligations, specific federal agency obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments. We also buy and sell securities to facilitate liquidity and to help manage our interest rate risk.

We classify each investment security according to our intent to either hold the security to maturity, trade the security at fair value or make the security available for sale. In the last five fiscal years, we have increased our purchases of mortgage-backed securities because we believed the mortgage-backed securities provided better risk adjusted yields than certain single family whole loan originations or whole loan pools. In addition, during fiscal 2008, 2009 and 2010, we sold U.S. agency securities and replaced them with better risk adjusted non-agency securities. As a substitute for whole loans, more of our investment securities were classified as held to maturity when acquired during fiscal 2008, 2009 and 2010.

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

Fiscal year end	Available for Sale	Held to maturity	Trading	Total
(Dollars in thousands)	Fair Value	Carrying Amount	Fair Value
June 30, 2010	$242,430	$320,807	$4,402	$567,639
June 30, 2009	265,807	350,898	5,445	622,150
June 30, 2008	209,119	300,895	—	510,014
June 30, 2007	296,068	61,902	—	357,970
June 30, 2006	127,261	12,375	—	139,636

The expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our other debt securities and the weighted average yield for each range of maturities at June 30, 2010 were:

At June 30, 2010	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available for sale
Mortgage-Backed Securities (RMBS):
U.S. Agency[2]	$56,933	3.09%	$15,159	2.99%	$19,502	2.77%	$8,303	3.23%	$13,969	3.55%
Non-Agency[3]	109,659	8.66%	22,208	9.70%	61,468	8.88%	17,552	7.44%	8,431	6.88%
Total Mortgage-Backed Securities	166,592	6.76%	37,367	6.98%	80,970	7.41%	25,855	6.09%	22,400	4.80%
Other Debt Securities:
U.S. Agency[2]	60,966	0.37%	50,966	0.00%	—	0.00%	10,000	2.25%	—	0.00%
Available For Sale—Amortized Cost	227,558	5.05%	88,333	2.95%	80,970	7.41%	35,855	5.02%	22,400	4.80%
Available For Sale—Fair Value	242,430	5.05%	91,211	2.95%	88,774	7.41%	38,299	5.02%	24,146	4.80%
Held to maturity
Mortgage-backed securities (RMBS):
U.S. Agency[2]	35,317	4.39%	9,263	4.36%	14,795	4.32%	5,217	4.27%	6,042	4.72%
Non-Agency[3]	285,490	7.48%	42,781	8.89%	79,715	8.50%	43,074	7.09%	119,920	6.44%
Held to maturity—Carrying Value	320,807	7.14%	52,044	8.08%	94,510	7.85%	48,291	6.79%	125,962	6.36%
Held to maturity—Fair Value	326,867	7.14%	53,830	8.08%	98,811	7.85%	49,748	6.79%	124,478	6.36%
Trading
Non-Agency—Fair Value[4]	4,402	1.99%	—	0.00%	—	0.00%	—	0.00%	4,402	1.99%
Total securities	$567,639	6.23%	$143,255	4.82%	$183,284	7.63%	$86,590	6.00%	$154,510	5.99%

[1]

Weighted average yield is based on amortized cost of the securities. Residential mortgage-backed security (RMBS) yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curves.

[2]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
[3]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily supersenior securities secured by prime, Alt A or pay-option ARM mortgages.
[4]	Collateralized debt obligations secured by pools of bank trust preferred.

Our securities portfolio of $567.6 million at June 30, 2010 is composed of approximately 27.2% U.S. agency RMBS and other debt securities issued by government sponsored enterprises, primarily Freddie Mac and Fannie Mae; 6.5% Prime private-issue super senior, first-lien RMBS; 19.8% Alt-A, private-issue super senior, first-lien RMBS; 38.6% Pay-Option ARM, private-issue super senior first-lien RMBS and 7.9% other residential mortgage-backed, asset-backed and bank pooled trust preferred securities. We had no commercial mortgage-backed securities (CMBS) or Subprime RMBS at June 30, 2010.

We manage the credit risk of our non-agency RMBS by purchasing those AAA securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency RMBS are super senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percent of the current face value) is known as credit enhancement. At June 30, 2010, the weighted-average credit enhancement in our entire non-agency RMBS portfolio was 42.2%. The credit enhancement levels for our Alt-A and Pay-option ARM portions of the portfolio were 51.6% and 37.3%, respectively. The credit enhancement percent and the rating agency grade (e.g., “AA”) do not consider the additional credit protection available to the Bank (if needed) from its purchase price discounts. We have experienced RMBS personnel monitor the performance and measure the securities for impairment. The rating agency grade does not completely reflect the probability of impairment. The credit enhancement level when you consider the remaining purchase discount at June 30, 2010 equals 52.2% for approximately 55.7% of our securities downgraded since the AAA rating at acquisition to below investment grade. Substantially all of those securities that were downgraded were included in our Bank of Internet Re-securitization Trust (BIRT) which restructured their discounts into a new series of “AAA” and “AA” securities rated by two nationally recognized rating agencies. The majority of the BIRT securities can be pledged by the Bank for liquidity. For financial reporting purposes, the BIRT securities are not reflected in the consolidated financial statements of the Company. The underlying securities in the BIRT Trust are reported in the Company’s consolidated financial statements and the BIRT securities are eliminated in consolidation. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”

The following table sets forth changes in our securities portfolio for each fiscal year:

(Dollars in thousands)	2010	2009	2008	2007	2006
Securities at beginning of period[1]	$622,150	$510,014	$357,970	$139,636	$70,477
Purchases	223,754	310,559	493,183	364,349	100,408
Sales	(14,081)	(95,297)	(210,618)	(74,346)	—
Repayments, prepayments and amortization of premium/accretion of discounts	(260,451)	(97,625)	(132,661)	(71,706)	(29,764)
Trading securities mark-to-market	(1,039)	(2,055)	—	—	—
Transition impact of adopting SFAS 159	—	(3,504)	—	—	—
Impairment charged to the income statement	(6,038)	(1,454)	(1,000)	—	—
(Decrease) increase in unrealized gains/losses on available-for-sale securities, net of impairment charged	3,344	1,512	3,140	37	(1,485)
Securities at end of period[1]	$567,639	$622,150	$510,014	$357,970	$139,636

[1]	Includes trading, available for sale and held to maturity portfolios.

DEPOSIT PRODUCTS AND SERVICES

Deposit Products. We offer a full line of deposit products over the Internet to customers in all 50 states. Our deposit products consist of demand deposits (interest bearing and non-interest bearing), savings accounts and time deposits. Our customers access their funds through ATMs, debit cards, Automated Clearing House funds (electronic transfers) and checks. We also offer the following additional services in connection with our deposit accounts:

¡	Online Bill Payment Service. Customers can pay their bills online through electronic funds transfer or a written check prepared and sent to the payee.

¡	Online Check Imaging. Online images of cancelled checks and deposit slips are available to customers 24 hours a day. Images of cancelled checks are available real time (at the time the check clears our bank) and may be printed or stored electronically.

¡

ATM Cards or VISA® Check Cards. Each customer may choose to receive a free ATM card or VISA® check card upon opening an account. Customers can access their accounts at ATMs and any other location worldwide that accept VISA® check cards. We do not charge a fee for ATM/VISA® usage, and we reimburse our customers up to $8 per month for fees imposed by third-party operators of ATM/VISA® locations.

¡	Overdraft Protection. Overdraft protection, in the form of an overdraft line of credit, is available to all checking account customers who request the protection and qualify.

¡	Electronic Statements. Statements are produced and imaged automatically each month and may be printed or stored electronically by the customer.

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

As part of our deposit marketing strategies, we actively manage deposit interest rates offered on our websites and displayed in our advertisements. Senior management is directly involved in executing overall growth and interest rate guidance established by our asset/liability committee, or ALCO. Within these parameters, management and staff survey our competitors’ interest rates and evaluate consumer demand for various products and our existing deposit mix. They then establish our marketing campaigns accordingly and monitor and adjust our marketing campaigns on an ongoing basis. Within minutes, our management and staff can react to changes in deposit inflows and external events by altering interest rates reflected on our websites and in our advertising. Our external advertising cost per new account was approximately $4.89, $10.67 and $9.60 for fiscal years 2010, 2009 and 2008, respectively.

The number of deposit accounts at the end of each fiscal year is set forth below:

	At June 30,
	2010	2009	2008	2007	2006
Checking and savings accounts	17,192	10,685	9,415	8,315	8,195
Time deposits	10,554	12,757	15,490	17,502	14,303
Total number of deposit accounts	27,746	23,442	24,905	25,817	22,498

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each fiscal year:

	At June 30,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Noninterest-bearing	$5,441	—	$3,509	—	$5,509	—	$993	—	$1,203	—
Interest-bearing:
Demand	63,962	0.85%	59,151	1.22%	61,616	3.22%	48,575	3.52%	35,978	2.79%
Savings	358,293	0.91%	192,781	1.94%	56,202	3.38%	22,840	3.75%	28,980	3.58%
Time deposits:
Under $100	200,859	3.23%	191,021	4.39%	268,747	4.84%	298,767	5.06%	228,204	4.52%
$100 or more	339,625	2.95%	202,062	3.85%	178,630	4.91%	176,774	5.09%	129,839	4.54%
Total time deposits	540,484	3.05%	393,083	4.11%	447,377	4.87%	475,541	5.07%	358,043	4.52%
Total interest-bearing	962,739	2.11%	645,015	3.20%	565,195	4.54%	546,956	4.88%	423,001	4.31%
Total deposits	$968,180	2.10%	$648,524	3.18%	$570,704	4.50%	$547,949	4.87%	$424,204	4.30%

[1]	Based on weighted average stated interest rates at the end of the period.

The following tables set forth the average balance of each type of deposit and the average rate paid on each type of deposit for the fiscal years indicated:

	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$57,779	$595	1.03%	$70,882	$1,722	2.43%	$47,405	$1,670	3.52%
Savings	389,526	5,779	1.48%	115,427	2,861	2.48%	28,623	1,056	3.69%
Time deposits	413,999	14,880	3.59%	433,410	19,400	4.48%	506,761	25,632	5.06%
Total interest-bearing deposits	$861,304	$21,254	2.47%	$619,719	$23,983	3.87%	$582,789	$28,358	4.87%
Total deposits	$866,837	$21,254	2.45%	$623,889	$23,983	3.84%	$585,933	$28,358	4.84%

	2007			2006
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$34,409	$1,066	3.10%	$35,693	$962	2.70%
Savings	25,696	960	3.74%	36,595	1,078	2.95%
Time deposits	399,855	19,541	4.89%	321,817	12,890	4.01%
Total interest-bearing deposits	$459,960	$21,567	4.69%	$394,105	$14,930	3.79%
Total deposits	$461,024	$21,567	4.68%	$398,126	$14,930	3.75%

The following table shows the maturity dates of our certificates of deposit at June 30, 2010, 2009, 2008, 2007 and 2006:

(Dollars in thousands)	2010	2009	2008	2007	2006
Within 12 months	$259,026	$237,920	$233,767	$258,404	$245,726
13 to 24 months	106,733	49,796	81,156	100,086	70,283
25 to 36 months	52,174	64,743	33,343	44,988	28,317
37 to 48 months	11,922	38,559	61,744	15,574	8,685
49 months and thereafter	110,629	2,065	37,367	56,489	5,032
Total	$540,484	$393,083	$447,377	$475,541	$358,043

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at June 30, 2010, 2009, 2008, 2007 and 2006:

(Dollars in thousands)	Term to Maturity
	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Time deposits with balances of $100,000 or more at June 30,
2010	$13,213	$84,823	$48,624	$192,965	$339,625
2009	$30,256	$49,126	$57,527	$65,153	$202,062
2008	$29,916	$26,919	$34,284	$87,511	$178,630
2007	$26,795	$20,997	$42,139	$86,843	$176,774
2006	$29,696	$18,624	$42,006	$39,513	$129,839

Borrowings. In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank (FHLB). Our Bank can borrow up to 40.0% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2010, the

Company had $220.2 million available immediately and an additional $162.3 million available with additional collateral, for advances from the FHLB for terms up to ten years.

At June 30, 2010, we also had a $10.0 million unsecured fed funds purchase line with a bank under which no borrowings were outstanding.

The Bank can also borrow from the Federal Reserve Bank of San Francisco (FRB), and borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2010, we had a total borrowing capacity of approximately $224.6 million, of which none was outstanding.

The Company has sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements have fixed interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, the Company may be required to repay the $130.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 4.36 years and the weighted average remaining period before such repurchase agreements could be called is 0.41 of a year.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 2.88% at June 30, 2010, with interest to be paid quarterly starting in February 2005.

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for fiscal years ended June 30, 2010, 2009, 2008, 2007, and 2006:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2010	2009	2008	2007	2006
Advances from the FHLB[1]:
Average balance outstanding	$199,288	$333,327	$270,022	$239,742	$193,632
Maximum amount outstanding at any month-end during the period	225,988	392,973	398,966	254,216	236,177
Balance outstanding at end of period	182,999	262,984	398,966	227,292	236,177
Average interest rate at end of period	3.59%	3.34%	3.77%	4.39%	4.19%
Average interest rate during period	3.88%	3.42%	4.23%	4.34%	3.86%
Securities sold under agreements to repurchase:
Average balance outstanding	$130,000	$130,000	$118,497	$30,648	$—
Maximum amount outstanding at any month-end during the period	130,000	130,000	130,000	90,000	—
Balance outstanding at end of period	130,000	130,000	130,000	90,000	—
Average interest rate at end of period	4.35%	4.32%	4.23%	4.39%	—
Average interest rate during period	4.40%	4.37%	4.34%	4.41%	—
Federal Reserve Discount Window borrowing
Average balance outstanding	$38,986	$38,524	$—	$—	$—
Maximum amount outstanding at any month-end during the period	140,000	160,000	—	—	—
Balance outstanding at end of period	—	160,000	—	—	—
Average interest rate at end of period	0.00%	0.25%	—	—	—
Average interest rate during period	0.25%	0.36%	—	—	—
Junior subordinated debentures:
Average balance outstanding	$5,155	$5,155	$5,155	$5,155	$5,155
Maximum amount outstanding at any month-end during the period	5,155	5,155	5,155	5,155	5,155
Balance outstanding at end of period	5,155	5,155	5,155	5,155	5,155
Average interest rate at end of period	2.88%	3.06%	5.04%	7.76%	7.59%
Average interest rate during period	2.91%	4.60%	7.16%	8.01%	7.02%

[1]	Advances from the FHLB have been reduced by debt issue costs of $15, $18, $74, $108 and $223 for the fiscal years ended June 30, 2010, 2009, 2008, 2007 and 2006, respectively.

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

We own certain Internet domain names. Domain names in the United States and in foreign countries are regulated, and the laws and regulations governing the Internet are continually evolving. Additionally, the relationship between regulations governing domain names and laws protecting intellectual property rights is not entirely clear. As a result, we may in the future be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademark and other intellectual property rights.

EMPLOYEES

At June 30, 2010, we had 90 full time employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory.

COMPETITION

The market for banking and financial services is intensely competitive, and we expect competition to continue to intensify in the future. The Company attracts deposits through the internet. Competition for those deposits is primarily from other internet banks, savings institutions, commercial banks and credit unions. The Company competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates.

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

Legislation is introduced from time to time in the U.S. Congress that may affect the operations of our company and Bank of Internet USA. In addition, the regulations governing us and Bank of Internet USA may be amended from time to time by the OTS. Any such legislation or regulatory changes in our future could adversely affect Bank of Internet USA. No assurance can be given as to whether, or in what form, any such changes may occur.

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

Activities Restrictions. Our activities, other than through Bank of Internet USA or any other insured savings association we may hold in the future, are subject to restrictions applicable to bank holding companies. Bank holding companies are prohibited, subject to certain exceptions, from engaging in any business or activity other than a business or activity that the Federal Reserve Board has determined to be closely related to banking. The Federal Reserve Board has by regulation determined that specified activities satisfy this closely-related-to-banking standard. We currently engage only in any activities that fall within the closely-related to banking standard.

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

Bank of Internet USA must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into specified transactions such as mergers with or acquisitions of other financial institutions, raising capital or issuing trust preferred securities. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance funds and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or Congress, could have a material adverse effect on Bank of Internet USA and our operations.

Insurance of Deposit Accounts. Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the federal deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. This special assessment resulted in an additional expense in the prior fiscal year of $610,000, and excluding the one-time special assessment our FDIC deposit insurance expense for the current fiscal year increased by $514,000 compared to the year ended June 30, 2009.

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

Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2010, Bank of Internet USA met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

OTS capital regulations also require savings associations to meet three additional capital standards:

¡	Tangible capital equal to at least 1.5% of total adjusted assets;

¡	Leverage capital (core capital) equal to 4.0% of total adjusted assets; and
¡	Risk-based capital equal to 8.0% of total risk-weighted assets.

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OTS for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Bank of Internet USA is not subject to any such individual minimum regulatory capital requirement and our regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Loans-to-One-Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower by order of the Director of the OTS, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus for the purpose of developing residential housing, if the following specified conditions are met:

¡	The purchase price of each single family dwelling in the development does not exceed $500,000;

¡	The savings association is in compliance with its fully phased-in capital requirements;

¡	The loans comply with applicable loan-to-value requirements; and

¡	The aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or QTL, test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the Home Owners’ Loan Act (“HOLA”), or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the Code. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of Bank of Internet USA’s business. The required percentage of qualified thrift investments under the HOLA is 65% of portfolio assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2010, Bank of Internet USA was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, like cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under these regulations, a savings association may, in circumstances described in those regulations:

¡	Be required to file an application and await approval from the OTS before it makes a capital distribution;

¡	Be required to file a notice 30 days before the capital distribution; or
¡	Be permitted to make the capital distribution without notice or application to the OTS.

Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies or the Department of Justice, taking enforcement actions against the institution.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At June 30, 2010, Bank of Internet USA was in compliance with these requirements.

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

RECENTLY ENACTED REGULATORY REFORM

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective one year from the effective date of the legislation, with a potential extension of up to six months. Savings and loan holding companies will be regulated by the Board of Governors of the Federal Reserve System. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve. The following discussion summarizes significant aspects of the new law that may affect Bank of Internet and BofI. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of Bank of Internet:

¡

The Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency and the authority of the other two bank regulatory agencies restructured. The federal thrift charter will be preserved with the Federal Reserve given authority over savings and loan holding companies.

¡

A new independent consumer financial protection bureau will be established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions (less than $10 billion in assets), like Bank of Internet, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

¡

The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

¡	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

¡	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

¡	State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The Office of the
Comptroller of the Currency must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

¡	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through December 31, 2012.

¡	Deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

¡

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of BofI:

¡	Leverage capital requirements and risk based capital requirements applicable to depository institutions will be extended to thrift holding companies like BofI.

¡

The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

¡

Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

¡

A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

¡

Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

¡

Stock exchanges, which does not include the OTC Bulletin Board, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and

(ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

¡	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

¡

Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

¡	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

For additional discussion of the impact of this newly enacted law, see “Factors that May Affect Our Performance—Risks Relating to Our Industry.”

ITEM 1A. RISK FACTORS

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Factors that May Affect Our Performance.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices, which also serve as our bank’s main office and branch, are located at 12777 High Bluff Drive, Suite 100, San Diego, California 92130, and our telephone number is (858) 350-6200. This facility occupies a total of approximately 17,871 square feet under a lease that expires October 31, 2012.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time become a party to legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, lawsuit or claim.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ National Market on March 15, 2005 under the symbol “BOFI.” There were 10,201,263 shares of common stock outstanding held by approximately 1,600 registered owners as of September 1, 2010. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter during the last two fiscal years. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is Computershare.

	BofI Holding, Inc. Common Stock Price Per Share
Quarter ended:	High	Low
June 30, 2008	$8.04	$5.57
September 30, 2008	$7.89	$5.60
December 31, 2008	$6.00	$3.40
March 31, 2009	$5.50	$4.20
June 30, 2009	$7.49	$5.34
September 30, 2009	$8.75	$6.13
December 31, 2009	$10.90	$8.02
March 31, 2010	$14.00	$9.73
June 30, 2010	$18.23	$14.12

DIVIDENDS

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so in the foreseeable future.

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

Other than dividends to be paid on our preferred stock, we currently intend to retain any earnings to finance the growth and development of our business. Our ability to pay dividends, should our board of directors elect to do so, depends largely upon the ability of the Bank to declare and pay dividends to us. Future dividends will depend primarily upon our earnings, financial condition and need for funds, as well as government policies and regulations applicable to us and our bank that limit the amount that may be paid as dividends without prior approval.

ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchases. On June 30, 2005, our board of directors approved a common stock buyback program to purchase up to 5% of BofI outstanding common shares. The buyback program became effective on August 23, 2005 with no termination date. Prior to July 1, 2008, a total of 319,500 shares of BofI were purchased under the June 2005 buyback program. On November 21, 2008 the board of directors approved an expansion of our common stock buyback program to purchase up to an additional 500,000 shares of our 10.2 million outstanding common shares if and when the opportunity arises. The increased authorization was effective immediately with no termination date. The program authorizes BofI to buy back common stock at its discretion, subject to market conditions. During the fiscal year ended June 30, 2010, no shares of BofI common stock were purchased under this program.

Net Settlement of Restricted Stock Awards. Effective November 2007, the stockholders of the Company approved an amendment to the 2004 Stock Incentive Plan, which among other changes, permitted net settlement of restricted stock awards for purposes of payment of a grantee’s income tax obligation. During the fiscal year ended June 30, 2010, there were 19,391 restricted stock award shares which were retained by the Company and converted to cash at the average rate of $15.69 per share to fund the grantee’s income tax obligations.

20

The following table sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards from July 1, 2006 to June 30, 2010:

Period	Number of Shares Purchased	Average Price Paid per Shares	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Beginning Balance at July 1, 2006:	163,500	$8.10	163,500	251,491

Fiscal Year Ended June 30, 2007
July 1, 2006 to July 31, 2006	—	—	163,500	251,491
August 1, 2006 to August 31, 2006	60,000	7.12	223,500	191,491
September 1, 2006 to September 30, 2006	45,500	7.04	269,000	145,991
October 1, 2006 to November 30, 2006	—	—	269,000	145,991
December 1, 2006 to December 31, 2006	40,000	6.98	309,000	105,991
January 1, 2007 to April 30, 2007	—	—	309,000	105,991
May 1, 2007 to May 31, 2007	10,500	7.23	319,500	95,491
June 1, 2007 to June 30, 2007	—	—	319,500	95,491

Fiscal Year Ended June 30, 2008
July 1, 2007 to June 30, 2008	—	—	319,500	95,491

Fiscal Year Ended June 30, 2009
July 1, 2008 to September 30, 2008	—	—	319,500	95,491
October 1, 2008 to October 31, 2008	5,000	4.76	324,500	90,491
November 1, 2008 to November 30, 2008[1]	80,200	3.92	404,700	510,291
December 1, 2008 to December 31, 2008	191,000	3.36	595,700	319,291
January 1, 2009 to June 30, 2009	—	—	595,700	319,291

Fiscal Year Ended June 30, 2010
July 1, 2009 to June 30, 2010	—	—	595,700	319,291
Ending Balance at June 30, 2010	595,700	$5.72	595,700	319,291

Stock Retained in Net Settlement
July 1, 2007 to June 30, 2008	8,777
July 1, 2008 to June 30, 2009	18,830
July 1, 2009 to June 30, 2010	19,391
Total Treasury Shares at June 30, 2010	642,698

[1]	In November 2008, BofI announced an addition of 500,000 shares to be purchased under its buyback plan, increasing the maximum number to 510,291.

SALE OF UNREGISTERED SECURITIES

In June 2008 the Company commenced a private offering of a newly created series of its preferred stock designated “Series B—8% Cumulative Convertible Nonparticipating Perpetual Preferred Stock” (the “Series B preferred stock”). The Series B preferred stock has a liquidation preference of $1,000 per share over shares of common stock. In the event of liquidation, the Series B preferred stock ranks pari passu with the Series A preferred stock. The Series B preferred stock is entitled to cumulative dividends at a rate of 8.0% per annum when and as declared by the Company’s board of directors quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Each share of Series B preferred stock is immediately convertible at the option of the holder into 111 shares of the Company’s common stock, par value $0.01 per share common stock, which is equivalent to a conversion price of $9.00 per share of common stock. Under certain circumstances specified in the certificate of designation governing the Series B preferred stock, the Company may require holders of Series B preferred stock to convert their shares into common stock. Generally, the Series B preferred stock has no voting rights and may be redeemed by the Company at a 5% premium starting in June of 2011, a 3% premium starting in June 2012 or a 2% premium anytime after June 2013.

During the fiscal year ended June 30, 2009, the Company received gross proceeds of $1,040,000 from the issuance of 1,040 shares of Series B preferred stock at a $1,000 face value, less issuance costs of $23,000. The Company declared dividends to holders of its Series B preferred stock totaling $380,000 for the fiscal year ended June 30, 2009.

During the year ended June 30, 2010, the Company adopted a resolution requiring the holders of the Company’s Series B preferred stock to convert all 4,790 shares of Series B preferred stock into the Company’s common stock in accordance with the terms of the Certificate of Designation for the Series B preferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2010. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and units granted	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	595,069	$8.31	832,115
Equity compensation plans not approved by security holders	—	—	N/A
Total	595,069	$8.31	832,115

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2008	2007	2006
Selected Balance Sheet Data:
Total assets	$1,421,081	$1,302,208	$1,194,245	$947,163	$737,835
Loans, net of allowance for loan losses	774,899	615,463	631,413	507,906	533,641
Loans held for sale	5,511	3,190	—	—	—
Allowance for loan losses	5,893	4,754	2,710	1,450	1,475
Securities—trading	4,402	5,445	—	—	—
Securities—available for sale	242,430	265,807	209,119	296,068	127,261
Securities—held to maturity	320,807	350,898	300,895	61,902	12,375
Total deposits	968,180	648,524	570,704	547,949	424,204
Securities sold under agreements to repurchase	130,000	130,000	130,000	90,000	—
Advances from the FHLB	182,999	262,984	398,966	227,292	236,177
FRB Discount Window and junior subordinated debentures	5,155	165,155	5,155	5,155	5,155
Total stockholders’ equity	129,808	88,939	83,082	72,750	70,246
Selected Income Statement Data:
Interest and dividend income	$85,572	$77,778	$63,301	$44,586	$32,713
Interest expense	34,953	41,419	45,281	33,738	22,758
Net interest income	50,619	36,359	18,020	10,848	9,955
Provision (benefit) for loan losses	5,775	4,730	2,226	(25)	60
Net interest income after provision for loan losses	44,844	31,629	15,794	10,873	9,895
Noninterest income (loss)	8,316	(6,687)	1,379	1,180	1,342
Noninterest expense	17,283	12,894	10,162	6,450	5,789
Income before income tax expense	35,877	12,048	7,011	5,603	5,448
Income tax expense	14,749	4,906	2,815	2,284	2,182
Net income	$21,128	$7,142	$4,196	$3,319	$3,266
Net income attributable to common stock	$20,517	$6,452	$3,884	$3,007	$2,906
Per Share Data:
Net income:
Basic	$2.31	$0.78	$0.46	$0.36	$0.35
Diluted	2.22	0.77	0.46	0.36	0.34
Book value per common share	12.25	9.79	8.95	8.19	7.77
Tangible book value per common share	12.25	9.79	8.95	8.19	7.77
Weighted average number of common shares outstanding:
Basic	8,869,453	8,284,938	8,388,172	8,283,098	8,340,973
Diluted	9,396,652	8,876,991	8,502,821	8,405,215	8,516,278
Common shares outstanding at end of period	10,184,975	8,082,768	8,299,563	8,267,590	8,380,725
Performance Ratios and Other Data:
Loan originations for investment	$74,702	$33,170	$64,888	$67,449	$7,720
Loan originations for sale	114,842	83,741	516	7,579	20,762
Loan purchases	185,812	57,410	205,067	44,976	165,906
Return on average assets	1.56%	0.59%	0.40%	0.41%	0.49%
Return on average common stockholders’ equity	21.17%	8.79%	5.41%	4.50%	4.56%
Interest rate spread[1]	3.64%	2.83%	1.40%	0.98%	1.12%
Net interest margin[2]	3.83%	3.04%	1.72%	1.36%	1.51%
Efficiency ratio[3]	29.33%	43.46%	52.40%	53.60%	51.24%
Capital Ratios:
Equity to assets at end of period	9.13%	6.83%	6.96%	7.68%	9.52%
Tier 1 leverage (core) capital to adjusted tangible assets[4]	8.79%	6.98%	7.09%	7.90%	8.91%
Tier 1 risk-based capital ratio[4]	14.56%	11.14%	13.95%	14.76%	15.25%
Total risk-based capital ratio[4]	15.25%	11.73%	14.40%	15.05%	15.59%
Tangible capital to tangible assets[4]	8.79%	6.98%	7.09%	7.90%	8.91%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.69%	0.43%	0.18%	—	—
Nonperforming loans to total loans	1.48%	0.45%	0.66%	0.05%	—
Nonperforming assets to total assets	1.01%	0.65%	0.39%	—	—
Allowance for loan losses to total loans held for investment at end of period	0.75%	0.76%	0.43%	0.28%	0.28%
Allowance for loan losses to nonperforming loans	50.35%	167.39%	65.29%	541.04%	—

[1]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[2]	Net interest margin represents net interest income as a percentage of average interest-earning assets.
[3]	Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income.
[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

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

Net income for the year ended June 30, 2010 was $21.1 million compared to $7.1 million and $4.2 million for the years ended June 30, 2009 and 2008, respectively. Net income attributable to common stockholders was $20.5 million, or $2.22 per diluted share compared to $6.5 million, or $0.77 per diluted share and $3.9 million, or $0.46 per diluted share for the years ended June 30, 2009 and 2008, respectively. Growth in our interest earning assets, particularly our loans and investment securities, has been the primary driver of the increase in our net income. Higher interest earning assets caused net interest income (interest income from loans and investments minus interest expense from deposits and borrowings) to grow to $50.6 million for the fiscal year ended June 30, 2010 compared to $36.4 million for fiscal 2009 and $18.0 million for fiscal 2008. Another important factor in the growth of our net income was the improvement of our non-interest income in the year ended June 30, 2010 which was a gain of $8.3 million compared to a loss of $6.7 million for the year ended June 30, 2009 and a gain of $1.4 million for the year ended June 30, 2008.

During the fiscal year ended June 30, 2010, our net interest margin (net interest income divided by average interest earning assets) increased 79 basis points to 3.83% compared to 3.04% for the fiscal year ended June 30, 2009. The improvement in our net interest margin was due to decreases in the cost of our deposits and borrowings and increases in the average balances of our loans and securities. During fiscal 2010 and fiscal 2009, we benefited from low U.S. Treasury interest rates, which reduced market interest rates for checking, savings and time deposits as well as rates for term borrowing which together lowered our cost of funds. As a result of the nationwide housing downturn and the disruptions in the mortgage markets, credit spreads on mortgage loans and mortgage securities increased allowing us to purchase and originate higher yielding loans and mortgage-backed securities during fiscal 2010 and fiscal 2009. We believe that the opportunity to purchase or originate high quality mortgages at wide spreads has recently been reduced and will continue to reduce as the economy and real estate prices stabilize.

The improvement of our non-interest income to $8.3 million for the year ended June 30, 2010 compared to a loss of $6.7 million for fiscal 2009 was primarily due to the results of our realized gains or losses on sales of securities. In fiscal 2010 we repositioned our portfolio by selling certain agency and non-agency mortgage backed securities for realized gains of $13.0 million which were partially reduced by unrealized impairment losses. In fiscal 2009 we realized a loss of $7.9 million on our position in Fannie Mae preferred stock that we sold after the U.S. government announced it was placing Fannie Mae in conservatorship. The Fannie Mae loss was partially offset by realized gains on the sale of other agency securities in fiscal 2009.

Excluding the impact of realized and unrealized gains and losses associated with our securities portfolio, net income would have been $17.6 million for the year ended June 30, 2010 and would have been $12.2 million and $3.8 million for fiscal 2009 and 2008, respectively. We categorize net income without the after-tax impact of realized and unrealized securities gain and losses as core earnings which increased 44.3% in fiscal 2010 and 221.1% in fiscal 2009.

Total assets were $1,421.1 at June 30, 2010 as compared to $1,302.2 million at June 30, 2009 and $1,194.2 million at June 30, 2008. Assets grew $118.9 million or 9.1% during the last fiscal year primarily due to the purchase of mortgage-backed securities and mortgage loan pools. These investments were funded with growth in deposits. Assets grew $108.0 million or 9.0% during fiscal 2009 primarily due to the purchase of mortgage-backed securities and mortgage loan pools. These investments were funded with growth in deposits, and borrowings from the FRB discount Window.

Our future performance will also depend on many factors, including changes in interest rates, competition for deposits and quality loans, the credit performance of our assets, regulatory actions and our ability to improve operating efficiencies. (See “Factors that May Affect our Performance.”)

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

Securities. Currently, we classify securities as either trading, available for sale or held to maturity. Trading securities are those securities for which we have elected fair value accounting. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available for sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair values by utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. To determine the performance of the underlying mortgage loan pools, we consider where appropriate borrower prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. We input for each security our projections of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. To determine the discount rates used to compute the present value of the expected cash flows for these non-agency MBS securities, we separate the securities by the borrower characteristics in the underlying pool. For example, non-agency RMBS “Prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). Separate discount rates are calculated for Prime, Alt-A and Pay-option ARM non-agency MBS securities using market-participant assumptions for risk, capital and return on equity.

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

At each reporting date, we monitor our available for sale and held to maturity securities for other-than-temporary impairment. The Company adopted the FASB issued Staff Position (FSP) No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC Topic 320-10-65) as of April 1, 2009. The Company measures its debt securities in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of the present value over the fair value of the security (if any) is the noncredit component of the impairment, only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component is recorded as a charge to other comprehensive income, net of the related income tax benefit.

For non-agency RMBS we determine the cash flow expected to be collected and calculate the present value for purposes of testing for other-than-temporary impairment, by utilizing the same industry-standard tool and the same cash flows as those calculated for fair values (discussed above). We compute cash flows based upon the underlying mortgage loan pools and our estimates of prepayments, defaults, and loss severities. We input our projections for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are different from those used to calculate fair value and are either the implicit rate calculated in each of our securities at acquisition (as prescribed by FASB 114 Accounting by Creditors for Impairment of a Loan) (ASC Topic 310-10-35) or the last accounting yield (as prescribed in EITF 99-20)(ASC Topic 325-40-35). We calculate the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. We use this discount rate in the industry-standard model to calculate the present value of the cash flows for purposes of measuring the credit component of an other-than-temporary impairment of our debt securities.

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

Under the allowance for loan loss policy, impairment calculations are determined based on general portfolio data for general reserves and loan level data for specific reserves. Specific loans are evaluated for impairment and are generally classified as nonperforming or in foreclosure when they are 90 days or more delinquent. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected primarily from the sale of collateral.

General loan loss reserves are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated allowance rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. We use an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios. Specific reserves or direct charge-offs are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve or direct charge-off is based on discounted cash flows, observable market prices or the estimated value of underlying collateral. We include specific loan charge-offs on impaired loans as a decrease to the allowance in the period the impairment is identified.

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

	For the Fiscal Years Ended June 30,
	2010			2009			2008

(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans2, [3]	$670,013	$43,697	6.52%	$635,780	$41,782	6.57%	$550,307	$33,499	6.09%
Federal funds sold	23,529	31	0.13%	4,008	34	0.85%	23,147	1,013	4.38%
Interest-earning deposits in other financial institutions	232	—	0.00%	442	15	3.39%	7,821	457	5.84%
Mortgage-backed and other investment securities[4]	609,697	41,780	6.85%	535,918	35,753	6.67%	451,846	27,524	6.09%
Stock of the FHLB, at cost	18,756	64	0.34%	19,036	194	1.02%	14,205	808	5.69%
Total interest-earning assets	1,322,227	85,572	6.47%	1,195,184	77,778	6.51%	1,047,326	63,301	6.04%
Noninterest-earning assets	30,133			24,930			14,681
Total assets	$1,352,360			$1,220,114			$1,062,007
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$447,305	$6,374	1.42%	$186,309	$4,583	2.46%	$76,028	$2,726	3.59%
Time deposits	413,999	14,880	3.59%	433,410	19,400	4.48%	506,761	25,632	5.06%
Securities sold under agreements to repurchase	130,000	5,726	4.40%	130,000	5,677	4.37%	118,497	5,137	4.34%
Advances from the FHLB	199,288	7,725	3.88%	333,327	11,385	3.42%	270,022	11,417	4.23%
Other borrowings	44,141	248	0.56%	43,679	374	0.86%	5,155	369	7.16%
Total interest-bearing liabilities	1,234,733	34,953	2.83%	1,126,725	41,419	3.68%	976,463	45,281	4.64%
Noninterest-bearing demand deposits	5,533			4,170			3,144
Other noninterest-bearing liabilities	6,362			6,014			5,553
Stockholders’ equity	105,732			83,205			76,847
Total liabilities and stockholders’ equity	$1,352,360			$1,220,114			$1,062,007
Net interest income		$50,619			$36,359			$18,020
Interest rate spread[5]			3.64%			2.83%			1.40%
Net interest margin[6]			3.83%			3.04%			1.72%

[1]	Average balances are obtained from daily data.
[2]	Loans include loans held for sale, loan premiums and unearned fees.
[3]	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.
[4]	All investments are taxable.
[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[6]	Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS

Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our assets and increases in our net interest margin. Our net interest income is reduced by our estimate of loss provisions for our impaired loans. We also earn non-interest income primarily from mortgage banking activities, prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 57 full time employees at June 30, 2009 to 90 full time equivalent employees at June 30, 2010. We are subject to federal and state income taxes, and our effective tax rates were 41.11%, 40.72% and 40.15% for the fiscal years ended June 30, 2010, 2009, and 2008, respectively. Other factors that affect our results of operations include expenses relating to occupancy, data processing and other miscellaneous expenses.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2010 AND JUNE 30, 2009

Net Interest Income. Net interest income totaled $50.6 million for the fiscal year ended June 30, 2010 compared to $36.4 million for the fiscal year ended June 30, 2009. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009:

	Fiscal Year Ended June 30, 2010 vs. 2009 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$2,249	$(318)	$(16)	$1,915
Federal funds sold	166	(29)	(140)	(3)
Interest-earning deposits in other financial institutions	(7)	(15)	7	(15)
Mortgage-backed and other investment securities	4,921	965	141	6,027
Stock of the FHLB, at cost	(3)	(129)	2	(130)
	$7,326	$474	$(6)	$7,794
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$6,421	$(1,938)	$(2,692)	$1,791
Time deposits	(870)	(3,857)	207	(4,520)
Securities sold under agreements to repurchase	—	39	10	49
Advances from the FHLB	(4,584)	1,533	(609)	(3,660)
Other borrowings	4	(131)	1	(126)
	$971	$(4,354)	$(3,083)	$(6,466)

Interest Income. Interest income for the year ended June 30, 2010 totaled $85.6 million, an increase of $7.8 million, or 10.0%, compared to $77.8 million in interest income for the year ended June 30, 2009 primarily due to interest-earning asset growth. Average interest-earning assets for the year ended June 30, 2010 increased by $127.0 million compared to the year ended June 30, 2009 due to the purchase of mortgage-backed and investment securities which increased an average of $73.8 million during the year ended June 30, 2010 compared to 2009. Also increasing by $34.2 million was the average balance of the loan portfolio, primarily the result of our purchase of pools of multifamily and single family loans. For the year ended June 30, 2010, the growth in average balances contributed additional interest income of $7.3 million, and the average rate increase resulted in a net $0.5 million increase in interest income. The average yield earned on our interest-earning assets decreased to 6.47% for the year ended June 30, 2010, down slightly from 6.51% for the same period in 2009.

Interest Expense. Interest expense totaled $35.0 million for the year ended June 30, 2010 a decrease of $6.4 million, compared to $41.4 million in interest expense during the year ended June 30, 2009. Average interest-bearing balances for the year ended June 30, 2010 increased $108.0 million compared to the same period in 2009 to fund our increased investments in securities and loans. The average interest- bearing balances of advances from the FHLB decreased $134.0 million because we elected to replace maturing advances with customer deposits. For the year ended June 30, 2010, the growth in the average balance of interest bearing liabilities resulted in additional interest expense of $1.0 million, and decreases in interest rates resulted in a net decrease of $4.4 million in interest expense. The average rate paid on all of our interest-bearing liabilities decreased to 2.83% for the year ended June 30, 2010 from 3.68% for the year ended June 30, 2009. The maturity of higher-rate term deposits caused the average term deposit rates to decrease to 3.59% in fiscal 2010 from 4.48% in fiscal 2009. These rate changes in fiscal 2010 were accompanied by a decrease in the weighted average rate paid on interest-bearing demand and savings accounts, which decreased to 1.42% from 2.46% as a result of declines in market interest rates. The average rate paid on other borrowings including short-term FRB discount window borrowings decreased to 0.56% in fiscal

2010 from 0.86% in fiscal 2009. During fiscal 2010, we continued to benefit from declines in U.S. Treasury interest rates which reduced our interest rates on deposits and borrowings.

Provision for Loan Losses. Provision for loan losses was $5.8 million for the year ended June 30, 2010 and $4.7 million for fiscal 2009. The provisions were made to maintain our allowance for loan losses at levels which management believed to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.

See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown:

	For the Fiscal Year Ended June 30,
	2010	2009
Realized gain (loss) on securities:
Sale of FNMA preferred stock	$—	$(7,902)
Sale of mortgage-backed securities	13,037	2,816
Total realized gain on securities	13,037	(5,086)
Unrealized loss on securities:
Total impairment losses	(6,910)	(13,831)
Loss recognized in other comprehensive loss	872	12,377
Net impairment loss recognized in earnings	(6,038)	(1,454)
Fair value loss on trading securities	(1,039)	(2,055)
Total unrealized loss on securities	(7,077)	(3,509)
Prepayment penalty fee income	122	64
Mortgage banking income	1,694	1,381
Banking service fees and other income	540	463
Total non-interest income	$8,316	$(6,687)

Noninterest income totaled $8.3 million for the year ended June 30, 2010 compared to a loss of $6.7 million for the same period in 2009. Realized gains on securities increased by $18.1 million in fiscal 2010 mainly from the sale of mortgage backed securities. Additionally, in fiscal 2009 we realized a one-time loss of $7.9 million from the sale of our Fannie Mae preferred stock. The increase of $3.6 million in unrealized loss on securities in fiscal 2010 was the result of a increase of $4.6 million in net Other-Than-Temporary

Impairment (OTTI) loss offset by a lower fair value adjustment of $1.0 million on collateralized debt obligations (CDO’s). Other activity included in total non-interest income is the increase in mortgage banking income of $313,000 due to our focus on originating single family loans for sale. Increased prepayment penalty income of $58,000 in fiscal 2010 was generally the result of the increase in volume of multifamily loans that refinanced.

Noninterest Expense. The following table sets forth information regarding our noninterest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2010	2009
Salaries, employee benefits and stock-based compensation	$7,371	$5,579
Professional services	1,519	1,419
Occupancy and equipment	419	442
Data processing and internet	891	796
Advertising and promotional	444	560
Depreciation and amortization	235	171
Real estate owned and repossessed vehicles	2,661	667
FDIC and OTS regulatory fees	1,562	1,658
Other general and administrative	2,181	1,602
Total noninterest expenses	$17,283	$12,894

Noninterest expense or operating expenses totaled $17.3 million for the year ended June 30, 2010, an increase of $4.4 million compared to fiscal 2009. The increase in operating expense for the fiscal 2010 was 45.4% attributable to the growth in cost associated with managing and selling real estate owned and repossessed vehicles and was 40.8% attributable to growth in staffing, primarily loan production groups.

Salaries, employee benefits and stock-based compensation increased $1,792,000 in fiscal 2010 generally due to increased staff. We grew to 90 employees at June 30, 2010, up from 57 at the end of fiscal 2009 due to growth in our lending businesses. Multifamily and single-family lending added 15 employees, primarily direct sales employees, during fiscal 2010.

Professional services, which include accounting and legal fees, increased $100,000 in fiscal 2010 compared to 2009. The increase in professional services was primarily due to contract underwriters used in connection with loan pool purchases, set-up of first mortgage and multifamily loan products and legal fees on loan collection and foreclosure matters.

Data processing and Internet expenses increased $95,000 in fiscal 2010 compared to fiscal 2009 due to increases in service bureau charges associated with new deposit and loan customers. Advertising and promotion expense decreased $116,000, primarily due to decreased reliance on third party efforts.

Real estate owned, repossessed RV losses and collection expenses increased by $1,994,000 due increased foreclosures and repossession activity. The increase includes maintenance, repairs, property taxes and management fees for other real estate owned as well as any additional write-downs to facilitate sales.

FDIC and OTS regulatory fees decreased by $96,000 in total, as the FDIC did not repeat their special assessment charged at the quarter ended June 30, 2009. Excluding the impact of the one-time special assessment charged last year, fees would have increased $514,000 due to higher average deposit balances and higher assessment rates.

Other general and administrative costs increased $579,000 in fiscal 2010 generally due to increased costs associated with more loan and deposit customers as well as increased staff.

Income Tax Expense. Income tax expense was $14.8 million for the fiscal year ended June 30, 2010 compared to $4.9 million for fiscal 2009. Our effective tax rates were 41.11% and 40.72% for the fiscal year ended June 30, 2010 and 2009, respectively. The increase in the effective tax rate is primarily the result of higher taxable income which moved the federal income tax rate from 34% to 35% in fiscal 2010.

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

	Fiscal Year Ended June 30, 2009 vs. 2008 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$5,203	$2,656	$424	$8,283
Federal funds sold	(838)	(816)	675	(979)
Interest-earning deposits in other financial institutions	(431)	(192)	181	(442)
Mortgage-backed and other investment securities	5,121	2,614	494	8,229
Stock of the FHLB, at cost	275	(663)	(226)	(614)
	$9,330	$3,599	$1,548	$14,477
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$3,954	$(856)	$(1,241)	$1,857
Time deposits	(3,710)	(2,929)	407	(6,232)
Securities sold under agreements to repurchase	499	41	—	540
Advances from the FHLB	2,677	(2,182)	(527)	(32)
Other borrowings	2,758	(325)	(2,428)	5
	$6,178	$(6,251)	$(3,789)	$(3,862)

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

Interest Expense. Interest expense totaled $41.4 million for the year ended June 30, 2009; a decrease of $3.9 million, compared to $45.3 million in interest expense during the year ended June 30, 2008. Average interest-bearing balances for the year ended June 30, 2009 increased $150.3 million compared to the same period in 2008, due to higher average deposits per customer account and additional borrowings from the FHLB and FRB. The average interest-bearing balances of advances from the FHLB and the FRB discount window increased $63.3 million and $38.5 million because we elected to fund our asset growth with more short-term advances and borrowings to help lower our cost of funds as our interest rate exposure was minimal. For the year ended June 30, 2009, the growth in the average balance of interest bearing liabilities resulted in additional interest expense of $6.2 million, and decreases in interest rates resulted in a net decrease of $6.3 million in interest expense. The average rate paid on all of our interest-bearing liabilities decreased to 3.68% for the year ended June 30, 2009 from 4.64% for the year ended June 30, 2008. The maturity of higher-rate term deposits caused the average term deposit rates to decrease to

4.48% in fiscal 2009 from 5.06% in fiscal 2008. The new low-rate short-term FHLB advances added during fiscal 2009 caused the average FHLB advance rate to decrease to 3.42% in fiscal 2009 from 4.23% in fiscal 2008. These rate changes in fiscal 2009 were accompanied by a decrease in the weighted average rate paid on interest-bearing demand and savings accounts, which decreased to 2.46% from 3.59% as a result of declines in market interest rates which also caused our average time deposit rates to decrease by 58 basis points between fiscal 2009 and 2008. The average rate paid on other borrowings including short-term FRB discount window borrowings decreased to 0.86% in fiscal 2009 from 7.16% in fiscal 2008. During fiscal 2009, we benefited from declines in U.S. Treasury interest rates due to actions taken by the Federal Reserve Board to lower the discount rate, which reduced our interest rates on deposits and borrowings.

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

See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2009	2008
Realized gain (loss) on securities:
Sale of FNMA preferred stock	$(7,902)	$—
Sale of mortgage-backed securities	2,816	1,711
Total realized gain on securities	(5,086)	1,711
Unrealized loss on securities:
Total impairment losses	(13,831)	(1,000)
Loss recognized in other comprehensive loss	12,377	—
Net impairment loss recognized in earnings	(1,454)	(1,000)
Fair value loss on trading securities	(2,055)	—
Total unrealized loss on securities	(3,509)	(1,000)

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2009	2008
Prepayment penalty fee income	64	287
Mortgage banking income	1,381	2
Banking service fees and other income	463	379
Total non-interest income	$(6,687)	$1,379

Noninterest loss totaled $6.7 million for the year ended June 30, 2009 compared to income of $1.4 million for the same period in 2008. The decrease of $6.8 million in realized gain (loss) on securities in fiscal 2009 was the result of the realized loss from the sale of our Fannie Mae preferred stock investment of $7.9 million offset by an increased gain on sale of securities of $1.1 million. The increase of $2.5 million in unrealized loss on securities in fiscal 2009 was the result of a net increase of $454,000 in loss due to Other-Than-Temporary Impairments (OTTI) loss and a fair value decline of $2.1 million on securities recorded at fair value. Other activity included in total non-interest income (loss) is the increase in mortgage banking income of $1.3 million due to an increased focus on originating single family loans for sale. The lower prepayment penalty income of $223,000 in fiscal 2009 was generally the result of fewer new multifamily loans and the expiration of penalties on seasoned multifamily loans.

Noninterest Expense. The following table sets forth information regarding our noninterest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2009	2008
Salaries, employee benefits and stock-based compensation	$5,579	$5,426
Professional services	1,419	654
Occupancy and equipment	442	373
Data processing and internet	796	656
Advertising and promotional	560	750
Depreciation and amortization	171	132
Real estate owned and repossessed vehicles	667	—
FDIC and OTS regulatory fees	1,658	744
Other general and administrative	1,602	1,427
Total noninterest expenses	$12,894	$10,162

Noninterest expense totaled $12.9 million for the year ended June 30, 2009, an increase of $2.7 million compared to fiscal 2008. The increase in operating expense for the fiscal 2009 was 33.5% attributable to the growth in FDIC and regulatory fees, 28.0% attributable to growth of professional services associated with loan pool purchases engaging contract underwriters and 24.4% attributable to the cost associated with managing and selling real estate and vehicles associated with loan defaults.

Salaries, employee benefits and stock-based compensation increased $505,000, excluding the one-time charges of $352,000 in fiscal 2008 related to the change in employment agreement for the Bank’s president. The increase in compensation was primarily due to increased staff which grew to 57 employees at June 30, 2009, up from 44 at the end of fiscal 2008, primarily due to growth in our lending businesses.

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

REO and repossessed vehicles expense was $667,000 in fiscal 2009. No expense was incurred in fiscal 2008.

Other general and administrative expenses increased in fiscal 2009 due increases in loan expenses of $71,000, and deposit expenses of $82,000 compared to fiscal 2008.

Income Tax Expense. Income tax expense was $4.9 million for the fiscal year ended June 30, 2009 compared to $2.8 million for fiscal 2008. Our effective tax rates were 40.72% and 40.15% for the fiscal year ended June 30, 2009 and 2008, respectively. The increase in the effective tax rate is primarily due to lower relative non-taxable income in fiscal 2009.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2010 AND JUNE 30, 2009

Total assets increased by $118.9 million, or 9.1%, to $1,421.1 million at June 30, 2010 from $1,302.2 million at June 30, 2009. The loan portfolio increased a net $159.4 million, primarily from loan pool purchases and originations of $260.5 million, less repayments of $93.8 million. Investment securities decreased by $54.5 million, primarily due to $284.5 million in maturities, calls and principal repayments and $27.1 million in sales, partially offset by $223.8 million in purchases. Total liabilities increased by $78.0 million, or 6.4%, to $1,291.3 million at June 30, 2010 from $1,213.3 million at June 30, 2009. The increase in total liabilities resulted primarily from growth in savings and time deposits of $312.9 million partially offset by repayments of short-term borrowings of $240.0 million.

Stockholders’ equity increased by $40.9 million, or 46.0%, to $129.8 million at June 30, 2010 from $88.9 million at June 30, 2009. The increase was primarily the result of $21.1 million in net income, proceeds from our common stock offering of $15.1 million, an increase in comprehensive income of $2.1 million and stock compensation items of $3.1 million.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSS

Nonperforming Assets. Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following:

	June 30,
(Dollars in thousands)	2010	2009	2008	2007	2006
Nonperforming assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$5,841	$1,502	$1,793	$221	$—
Home equity loans	87	9	—	—	—
Multifamily	4,675	1,171	—	—	—
Commercial	—	—	2,358	—	—
Total nonaccrual loans secured by real estate	10,603	2,682	4,151	221	—
RV / Auto	1,084	158	—	7	—
Other	16	—	—	—	—
Total nonperforming loans	11,703	2,840	4,151	228	—
Foreclosed real estate	2,354	5,334	219	—	—
Repossessed—vehicles	347	317	262	—	—
Total nonperforming assets	$14,404	$8,491	$4,632	$228	$—
Total nonperforming loans as a percentage of total loans	1.48%	0.45%	0.66%	0.05%	0.00%
Total nonperforming assets as a percentage of total assets	1.01%	0.65%	0.39%	0.02%	0.00%

Our nonperforming assets increased $5.9 million to $14.4 million or 1.01% of assets at June 30, 2010 compared to $8.5 million or 0.65% of assets at June 30, 2009. The increase in nonperforming assets during fiscal 2010 was composed of an increase in nonperforming loans of $7.9 million, partially offset by a decrease in foreclosed real estate and repossessed vehicles of $3.0 million.

The increase in nonperforming assets as a percent of assets at the end of the last three years is the result of the nationwide decline in residential real estate values and the nationwide increase in unemployment which have caused more consumers to default on their loans. Approximately 27% of our nonperforming loans at June 30, 2010 were considered troubled debt restructurings. There were no troubled debt restructurings included in nonperforming loans at June 30, 2009 or 2008. Borrowers making timely payments after troubled debt restructuring are considered nonperforming for at least six months. Generally, after six months of timely payments, troubled debt restructuring loans are removed from the nonperforming loan category and any previously deferred interest income is recognized. Approximately 50% of the Bank’s nonperforming loans are single family first mortgages already written down in aggregate to 52% of the original appraisal value of the underlying properties. Generally, these loans have experienced longer delays completing the foreclosure process due to the deficient servicing practices of one of our seller servicers. We are considering legal options to acquire the servicing in an effort to accelerate the resolution of these loans and to reduce non-performing loan levels.

At June 30, 2010 our $5.8 million in single family nonperforming loans represented 21 loans in ten states ranging in amounts from $35,000 to $630,000 . At June 30, 2009 our $1.5 million in single family nonperforming loans represents nine loans in five states ranging in amounts from $35,000 to $275,000. The Bank has already taken impairment charge-offs of $1.1 million (included in 2010 and 2009 charge-offs) on the nonperforming single family loans at June 30, 2010. At June 30, 2010 the $4.7 million of nonperforming multifamily loans represents five loans in three states, with impairment charge-offs taken in the amount of $249,000. The nonperforming home equity amount of $87,000 represents three loans at June 30, 2010.

Foreclosed real estate of $2.4 million at June 30, 2010 represents seven single family homes, one multifamily property and one commercial property, compared with four single family mortgages, two multifamily properties and one commercial property in foreclosure at June 30, 2009. All foreclosed real estate is shown at fair value. The $1.1 million in nonperforming RV/automobile loans represents 12 RVs ranging in amounts from $10,000 to $479,000 at June 30, 2010. The large RV loan of $479,000 included in the nonperforming total was a modified loan providing borrower with a lower payment for 12 months (a troubled debt restructuring) starting in January 2010 and was on non-accrual at June 30, 2010. Repossessed vehicles of

$347,000 includes ten RVs with fair values ranging in amounts from $5,000 to $127,000 at June 30, 2010, compared to $317,000 representing 11 loans ranging in amounts from $8,000 to $69,000 at June 30, 2009.

Impaired loans were adjusted through charge-offs against the allowance for loan loss and no specific reserve for impairment was allocated to any of the nonperforming loans at June 30, 2010 or June 30, 2009.

In addition to the loans disclosed above, at June 30, 2010, we had $2,175 of potential problem loans with doubts as to the ability of the borrowers to comply with present loan repayment terms.

Recently, the declines in residential housing values and the increases in unemployment experienced over the last three years have begun to stabilize. We have experienced growth in our nonperforming loans over the last three years, however, we believe that the write-downs already taken as of June 30, 2010 on our non performing loans and the low average LTVs on the balance of our real estate loans in our portfolio make our future risk of loss better than the industry average risk associated with banks with significant exposure to real estate loans. If average nationwide residential housing values continue to decline or if nationwide unemployment continues to increase, we are likely to experience growth in the level of our nonperforming loans and foreclosed and repossessed vehicles in future periods.

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

General loan loss reserves are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated impairment rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. We use an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios, measured at the time the loan was funded. The internal asset review committee of our board of directors reviews and approves the bank’s calculation methodology. Specific reserves or direct charge-offs are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve or direct charge-off is based on discounted cash flows, observable market prices or the estimated value of underlying collateral. We include specific loan charge-offs on impaired loans as a decrease to the allowance in the period the impairment is identified.

The following table sets forth the changes in our allowance for loan losses, by loan type, from July 1, 2004 through June 30, 2010:

(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	RV / Auto	Consumer	Total	Total Allowance as a % of Total Loans
Balance at July 1, 2004	$42	$—	$962	$41	$—	$—	$1,045	0.29%
Provision (benefit) for loan losses	101	—	253	16	—	—	370
Balance at June 30, 2005	143	—	1,215	57	—	—	1,415	0.29%
Provision (benefit) for loan losses	81	1	(19)	(3)	—	—	60
Balance at June 30, 2006	224	1	1,196	54	—	—	1,475	0.28%
Provision (benefit) for loan losses	32	65	(346)	(5)	223	6	(25)
Balance at June 30, 2007	256	66	850	49	223	6	1,450	0.28%
Provision (benefit) for loan losses	777	120	393	156	772	8	2,226
Charge-offs, net	(428)	—	(100)	—	(432)	(6)	(966)
Balance at June 30, 2008	605	186	1,143	205	563	8	2,710	0.43%
Provision (benefit) for loan losses	1,172	296	687	(26)	2,575	26	4,730
Charge-offs	(664)	(202)	(150)	—	(1,663)	(7)	(2,686)
Balance at June 30, 2009	1,113	280	1,680	179	1,475	27	4,754	0.76%
Provision (benefit) for loan losses	1,868	146	717	34	3,002	8	5,775
Charge-offs	(1,260)	(221)	(537)	—	(2,618)	—	(4,636)
Balance at June 30, 2010	$1,721	$205	$1,860	$213	$1,859	$35	$5,893	0.75%

The following table sets forth our allowance for loan losses allocated by type of loan at each of the dates indicated:

	At June 30
	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
Single family	$1,721	29.20%	$1,113	23.41%	$605	22.32%	$256	17.66%	$224	15.19%
Home equity	205	3.48%	280	5.89%	186	6.86%	66	4.55%	1	0.07%
Multifamily	1,860	31.56%	1,680	35.34%	1,143	42.19%	850	58.62%	1,196	81.08%
Commercial real estate and land	213	3.62%	179	3.76%	205	7.56%	49	3.38%	54	3.66%
Consumer—RV	1,859	31.55%	1,475	31.03%	563	20.77%	223	15.38%	—	0.00%
Other	35	0.59%	27	0.57%	8	0.30%	6	0.41%	—	0.00%
Total	$5,893	100.00%	$4,754	100.00%	$2,710	100.00%	$1,450	100.00%	$1,475	100.00%

Our Bank’s allowance for loan loss increased $1.1 million or 22.9% from June 30, 2009 to June 30, 2010. As a percent of the outstanding loan balance our Bank’s loan loss allowance was 0.75% at June 30, 2010 and 0.76% at June 30, 2009. Provisions for loan loss increased to $5.8 million for fiscal 2010 compared to $4.7 million for fiscal 2009. The Bank’s loan loss provisions increased in fiscal 2010 due to the general decline in housing values and the corresponding decline in consumer credit, which impacted the credit performance of the Bank’s RV and single family mortgage loan portfolio. Charge-offs for fiscal 2010 for the RV portfolio and for the single family portfolio increased $0.9 million and $0.6 million, respectively. As a result of higher loss activity the Bank increased the RV/Auto loan loss allowance as percent of outstanding loan balance from 2.95% at June 30, 2009 to 4.67% at June 30, 2010. The Bank stopped making RV loans in January 2009 and the balance of outstanding RV loans declined $10.2 million (20%) during this fiscal year. During the fiscal 2010 the Bank’s write-off experience with RV loans declined from $1.2 million for the first quarter to $0.2 million during the fourth quarter of fiscal 2010 and based upon that trend, the Bank expects a lower level of RV write-offs in fiscal 2011.

Between June 30, 2009 and 2010, the Bank’s allowance for loan loss as a percent of the loan portfolio did not increase for several reasons. First, the weighted average LTVs based upon origination value of the loans added during fiscal 2010 to the single family and the multifamily loan portfolios were lower than the portfolio average reducing the Bank’s total weighted average LTV from 54.56% at June 30, 2009 to 52.60% at June 30, 2010. In addition, appraised valuations on newly originated loans in fiscal 2010 already reflect significant price declines in all regions when compared to the valuation high points over the last three years which we believe make the recently added LTVs more conservative. Second, the majority of our Bank’s loss experience has come from our RV portfolio, which is declining in both dollar terms and as a percent of total loans because no new RV loans were originated in the last year and no new RV loans are expected in the future.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have three credit agreements. Bank of Internet USA can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2010, we had a total borrowing availability of approximately $565.5 million, of which $183.0 million was outstanding with $220.2 million available immediately and $162.3 million available with additional collateral. The bank can also borrow from the discount window at the FRB. FRB borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2010, we had a total borrowing capacity of approximately $224.6 million, all of which was available for use. At June 30, 2010, we also had a

$10.0 million unsecured fed funds purchase line with a major bank under which no borrowings were outstanding.

In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 2.88% at June 30, 2010, with interest paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.

In November 2009, we filed a shelf registration with the SEC which will allow us to raise capital up to $125.0 million through the sale of debt securities, common or preferred stock and warrants. In April 2010, we issued 1.2 million shares of common stock under the shelf registration for net proceeds of $15.1 million.

Contractual Obligations. At June 30, 2010, we had commitments to originate or purchase loans and investment securities of $39.6 million and $5.5 million, respectively. At June 30, 2010, we also had commitments to sell loans of $29.5 million. Time deposits due within one year of June 30, 2010 totaled $259.0 million. We believe the low percentage of time deposits that mature within one year reflects customers are investing their funds long term not expecting interest rates to rise in the near future. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt and operating leases as of June 30, 2010 by payment date:

		Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1]	$952,787	$326,344	$266,132	$171,123	$189,188
Operating lease obligations[2]	1,193	505	512	176	—
Total	$953,980	$326,849	$266,644	$171,299	$189,188

[1]	Long-term debt includes time deposits, advances from the FHLB and borrowings under repurchase agreements. The payment amount represents principal and interest due to recipient.
[2]	Payments are for the lease of real property.

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

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. The OTS requires our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2010, our bank met all the capital adequacy requirements to which it was subject.

At June 30, 2010, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be well capitalized, our bank must maintain minimum leverage, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would change the bank’s capital levels. To maintain its status as a well capitalized financial institution under applicable regulations and to support additional growth, we will need to raise additional capital to support our bank’s further growth and to maintain its well capitalized status.

Bank of Internet USA capital amounts, ratios and requirements at June 30, 2010 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital:
Amount and ratio to adjusted tangible assets	$124,690	8.79%	$56,737	4.00%	$70,922	5.00%
Tier 1 capital:
Amount and ratio to risk-weighted assets	$124,690	14.56%	N/A	N/A	$51,368	6.00%
Total capital:
Amount and ratio to risk-weighted assets	$130,583	15.25%	$68,491	8.00%	$85,613	10.00%
Tangible capital:
Amount and ratio to tangible assets	$124,690	8.79%	$21,276	1.50%	N/A	N/A

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

We are exposed to different types of interest rate risk. These risks include lag, repricing, basis, prepayment and lifetime cap risk, each of which is described in further detail below:

Lag/Repricing Risk. Lag risk results from the inherent timing difference between the repricing of our adjustable rate assets and our liabilities. Repricing risk is caused by the mismatch of repricing methods between interest-earning assets and interest-bearing liabilities. Lag/repricing risk can produce short-term volatility in our net interest income during periods of interest rate movements even though the effect of this lag generally balances out over time. One example of lag risk is the repricing of assets indexed to the monthly treasury average, or the MTA. The MTA index is based on a moving average of rates outstanding during the previous 12 months. A sharp movement in interest rates in a month will not be fully reflected in the index for 12 months resulting in a lag in the repricing of our loans and securities based on this index. We expect more of our interest-earning assets will mature or reprice within one year than will our interest-bearing liabilities, resulting in a one year positive interest rate sensitivity gap (the difference between our interest rate sensitive assets maturing or repricing within one year and our interest rate sensitive liabilities maturing or repricing within one year, expressed as a percentage of total interest-earning assets). In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in its yield on assets relative to its cost on liabilities, and thus an increase in its net interest income.

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

Prepayment Risk. Prepayment risk results from the right of customers to pay their loans prior to maturity. Generally, loan prepayments increase in falling interest rate environments and decrease in rising interest rate environments. In addition, prepayment risk results from the right of customers to withdraw their time deposits before maturity. Generally, early withdrawals of time deposits increase during rising interest rate environments and decrease in falling interest rate environments. When estimating the future performance of our assets and liabilities, we make assumptions as to when and how much of our loans and deposits will be prepaid. If the assumptions prove to be incorrect, the asset or liability may perform differently than expected. In the last three fiscal years, the bank has experienced high rates of loan prepayments due to historically low interest rates and a low LTV loan portfolio.

Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate single family loans at June 30, 2010 had lifetime rate caps that were more than 600 basis points greater than the note rates at June 30, 2010. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.

The principal objective of our asset/liability management is to manage the sensitivity of Market Value of Equity (MVE) to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by our board of directors. Our board of directors has delegated the responsibility to oversee the administration of these policies to the asset/liability committee, or ALCO. The interest rate risk strategy currently deployed by ALCO is to primarily use “natural” balance sheet hedging (as opposed to derivative hedging). ALCO fine tunes the overall MVE sensitivity by recommending investment and borrowing strategies. The management team then executes the recommended strategy by increasing or decreasing the duration of the investments and borrowings, resulting in the appropriate level of market risk the Board wants to maintain. Other examples of ALCO policies designed to reduce our interest rate risk include limiting the premiums paid to purchase mortgage loans or mortgage-backed securities. This policy addresses mortgage prepayment risk by capping the yield loss from an unexpected high level of mortgage loan prepayments. At least once a quarter, ALCO members report to our board of directors the status of our interest rate risk profile.

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

The following table sets forth the interest rate sensitivity of our assets and liabilities at June 30, 2010:

	Term to Repricing, Repayment, or Maturity at June 30, 2010
(Dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$18,205	$—	$—	$18,205
Interest-earning deposits in other financial institutions	—	—	—	—
Mortgage-backed and other investment securities[1]	437,990	42,446	87,203	567,639
Stock of the FHLB, at cost	18,148	—	—	18,148
Loans, net of allowance for loan loss[2]	335,046	160,985	278,868	774,899
Loans held for sale	5,511	—	—	5,511
Total interest-earning assets	814,900	203,431	366,071	1,384,402
Noninterest-earning assets	—	—	—	36,679
Total assets	$814,900	$203,431	$366,071	$1,421,081
Interest-bearing liabilities:
Interest-bearing deposits[3]	$681,491	$197,531	$83,717	$962,739
Securities sold under agreements to repurchase[4]	—	95,000	35,000	130,000
Advances from the FHLB	52,999	100,000	30,000	182,999
Other borrowings	5,155	—	—	5,155
Total interest-bearing liabilities	739,645	392,531	148,717	1,280,893
Other noninterest-bearing liabilities	—	—	—	10,380
Stockholders’ equity	—	—	—	129,808
Total liabilities and equity	$739,645	$392,531	$148,717	$1,421,081
Net interest rate sensitivity gap	$75,255	$(189,100)	$217,354	$103,509
Cumulative gap	$75,255	$(113,845)	$103,509	$103,509
Net interest rate sensitivity gap—as a % of interest-earning assets	9.23%	-92.96%	59.37%	7.48%
Cumulative gap—as a % of cumulative interest-earning assets	9.23%	-11.18%	7.48%	7.48%

[1]	Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates.
[2]	The table reflects either contractual repricing dates, or maturities.
[3]	The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.
[4]	Securities sold under agreements to repurchase reflect contractual maturities. Under terms of the agreements, repayment and repricing of repurchase may be accelerated if market rates rise.

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

Our net interest margin for the year ended June 30, 2010 increased to 3.83% compared to 3.04% for the year ended June 30, 2009. During the year ended June 30, 2010, interest income earned on loans and on mortgage backed securities was influenced by the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by a sharp decline in the Fed Funds rate.

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of MVE to the interest rate movement described above at June 30, 2010:

(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$134,581	4.44%	9.66%
Up 200 basis points	136,452	5.89%	9.62%
Up 100 basis points	135,633	5.26%	9.41%
Base	128,860	0.00%	8.81%
Down 100 basis points	128,072	-0.61%	8.60%

The computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of interest rates, asset prepayments, run-offs in deposits and changes in repricing levels of deposits to general market rates. Furthermore, these computations do not take into account any actions that we may undertake in response to future changes in interest rates and should not be relied upon as indicative of actual results.

FACTORS THAT MAY AFFECT OUR PERFORMANCE

Risks Relating to Our Industry

The downturn in the financial institution industry, the credit markets and the economy in general, may adversely affect our financial condition and results of operations.

We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 30 months. The risks associated with our business become more acute in periods of a slowing economy or slow growth. The continuing negative events in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted, and will likely continue to result, in poor performance of mortgage and construction loans and in significant asset write-downs by many financial institutions. This has caused, and will likely continue to cause, many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection. Bank failures and liquidations or sales by the FDIC as receiver have also increased. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Continued reduced availability of commercial credit and increasing unemployment have further contributed to deteriorating credit performance of commercial and consumer loans, resulting in additional write-downs. Financial market and economic instability has caused many lenders and institutional investors to severely restrict their lending to customers and to each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings.

These negative economic trends and developments are being experienced on national and international levels, as well as within the State of California where the Company’s business is concentrated. It is difficult to predict how long these economic conditions will exist, which of our markets and loan products will ultimately be most affected, and whether our actions will effectively mitigate these external factors. The current economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected, and may continue to adversely affect, our business, financial condition, results of operations and stock price.

We cannot predict when these conditions are likely to improve in the future. As a result of the challenges presented by these general economic and industry conditions, we face the following risks:

¡	The number of our borrowers unable to make timely repayments of their loans, the potential increase in the volume of problem assets and foreclosures and/or decreases in the value of real estate collateral securing the payment of such loans and/or decreases in the demand for our products and services could continue to rise, resulting in additional credit losses, which could have a material adverse effect on our operating results.

¡

Potentially increased regulation of our industry, including heightened legal standards and regulatory requirements, as well as expectations imposed in connection with recent and proposed legislation. Compliance with such additional regulation will likely increase our operating costs and may limit our ability to pursue business opportunities.

¡

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

¡	Further disruptions in the capital markets or other events, which may result in an inability to borrow on favorable terms or at all from other financial institutions.

¡

Further increases in FDIC insurance premiums, due to the increasing number of failed institutions, which have significantly depleted the Deposit Insurance Fund of the FDIC and reduced the ratio of reserves to insured deposits.

The Bank is, like other federally-charted savings associations, currently subject to extensive regulation, supervision, and examination by the OTS and by the FDIC, the insurer of its deposits. BofI, like other savings and loan holding companies, is currently subject to regulation and supervision by the OTS. This regulation and supervision governs the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund administered by the FDIC and our clients and depositors rather than our shareholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, determination of the level of our allowance for loan losses, and maintenance of adequate capital levels. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law, and given the recent financial crisis in the United States, the trend has been toward increased and more active oversight by regulators. Recently, pursuant to an agreement among various federal financial institution regulators, the FDIC’s authority to investigate banks was significantly expanded. Under the terms of this new agreement, the FDIC will have unlimited authority to make a special examination of any insured depository institution as necessary to determine the condition of such depository institution for insurance purposes. Accordingly, we expect an active supervisory and regulatory environment to continue. We cannot predict the extent or nature of changes in legislation, regulation or policy, especially as they may react to deteriorating economic and industry conditions. Such changes could affect the way we conduct our business, which could adversely impact our operations and earnings.

In addition, as a result of ongoing challenges facing the United States economy, new laws and regulations regarding lending and funding practices and liquidity standards have been and may continue to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. Accordingly, the regulations applicable to the banking industry continue to change and we cannot predict the effects of these changes on our business and profitability.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

Congress and the U.S. Department of the Treasury have adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market that commenced over 30 months ago, including the passage and implementation of the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”).

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. Among other things, the Dodd-Frank Act merges the Office of Thrift Supervision into the Office of the Comptroller of the Currency, savings and loan holding companies will be regulated by the Federal Reserve Board, and various provisions seek to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also the Dodd-Frank Act creates a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. See “Regulation – Recently Enacted Regulatory Reform.”

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit, address practices viewed as contributing to the destabilazation of the financial system, and foster an economic recovery. The regulatory and legislative initiatives described above may not have their desired effects, however. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected. Moreover, it is not clear at this time what long-term impact the EESA, TARP, the ARRA, other liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help provide long-term stability to the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us, or whether (or to what extent) we will be able to benefit from such programs. In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. For example, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The U.S. government’s monetary policies or changes in those policies could have a major effect on our operating results, and we cannot predict what those policies will be or any changes in such policies or the effect of such policies on us.

Generally, increases in prevailing interest rates due to changes in monetary policies adversely affect banks such as us, whose liabilities tend to re-price quicker than their assets. The monetary policies of the FRB, affected principally through open market operations and regulation of the discount rate and reserve requirements, have had major effects upon the levels of bank loans, investments and deposits, and prevailing interest rates. It is not possible to predict the nature or effect of future changes in monetary and fiscal policies. In recent years, the monetary policy of the FRB has acted to reduce market interest rates to historical lows. We manage the sensitivity of our assets and liabilities; however a large and relatively rapid increase in market interest rates would have an adverse impact on our results of operations.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for several years. In the recent past, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on financial institution stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital in the future and on our business, financial condition and results of operations.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.

Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to the European banking system. We have exposure to different industries and counterparties because we execute or could execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of counterparty. Any such losses could materially and adversely affect our results of operations.

Risks Relating to the Company

Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

Substantially all of the loans in our portfolio are secured by real estate. At June 30, 2010, approximately 42.65% of our total loan portfolio was secured by real estate located in California. In recent years, there has been a significant decline in real estate values in California and the collateral for our loans has become less valuable. If real estate values continue to decrease and more of our borrowers experience financial difficulties, we will experience charge-offs at a greater level than we would otherwise experience, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. Continued decline of real estate values and the decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.

Our loans are generally secured by multifamily and, to a lesser extent, commercial and single family real estate properties, each initially having a fair market value generally greater than the amount of the loan secured. However, although our loans are typically secured, the risk of default, generally due to a borrower’s inability to make scheduled payments on his or her loan, is an inherent risk of the banking business. In determining the amount of the allowance for loan losses, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate serving as collateral for the repayment of our loans. Defaults by borrowers could result in losses that exceed our loan loss reserves. We have originated or purchased many of our loans recently, so we do not have sufficient repayment experience to be certain whether the established allowance for loan losses is adequate. We may have to establish a larger allowance for loan losses in the future if, in our judgment, it becomes necessary. Any increase in our allowance for loan losses will increase our expenses and consequently may adversely affect our profitability, capital adequacy and overall financial condition.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments, including methodologies to value our securities, evaluate securities for other-than-temporary impairment and estimate our allowance for loan losses. These methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

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

Our held-to-maturity securities had gross unrecognized losses of $10.7 million at June 30, 2010. We analyze securities held in our portfolio for other-than-temporary impairment on a quarterly basis. The process for determining whether impairment is other than temporary requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may be required to recognize other-than-temporary impairment in future periods reducing future earnings.

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

Many of our mortgage loans are unseasoned and defaults on such loans would harm our business.

At June 30, 2010, our multifamily residential loans were $370.5 million or 46.9% of our total loans and our commercial real estate loans were $33.6 million, or 4.3% of our total loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values continue to decline and nationwide unemployment continues to increase, we are likely to experience continued growth in the level of our nonperforming loans and foreclosed and repossessed vehicles in future periods.

Our inability to manage our growth could harm our business.

We anticipate that our asset size and deposit base will continue to grow over time, perhaps significantly. To manage the expected growth of our operations and personnel, we will be required to, among other things:

¡	Improve existing and implement new transaction processing, operational and financial systems, procedures and controls;

¡	Maintain effective credit scoring and underwriting guidelines; and

¡	Expand our employee base and train and manage this growing employee base.

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

Our business strategy depends on our ability to remain competitive. There is strong competition for customers from existing banks and other types of financial institutions, including those that use the Internet as a medium for banking transactions or as an advertising platform. Our competitors include:

¡	Large, publicly-traded, Internet-based banks, as well as smaller Internet-based banks;

¡	“Brick and mortar” banks, including those that have implemented websites to facilitate online banking; and

¡	Traditional banking institutions such as thrifts, finance companies, credit unions and mortgage banks.

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

To remain competitive, we believe we must successfully implement our business strategy. Our success depends on, among other things:

¡	Having a large and increasing number of customers who use our bank for their banking needs;

¡	Our ability to attract, hire and retain key personnel as our business grows;

¡	Our ability to secure additional capital as needed;

¡	The relevance of our products and services to customer needs and demands and the rate at which we and our competitors introduce or modify new products and services;

¡	Our ability to offer products and services with fewer employees than competitors;

¡	The satisfaction of our customers with our customer service;

¡	Ease of use of our websites; and

¡	Our ability to provide a secure and stable technology platform for financial services that provides us with reliable and effective operational, financial and information systems.

If we are unable to implement our business strategy, our business, prospects, financial condition and results of operations could be adversely affected.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in San Diego, California, and approximately 42.65% of our total loan portfolio was secured by real estate located in California at June 30, 2010. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those affected areas. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.

We frequently purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not always prove correct.

From time to time, we purchase real estate loans in bulk or “pools.” For the fiscal years ended June 30, 2010, 2009 and 2008, we purchased loans totaling $189.8 million, $57.4 million, and $205.1 million, respectively. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, in the past, we have purchased “pools” of loans at a premium and some of the loans were prepaid before we expected. Accordingly, we earned less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.

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

Our success depends substantially on the skill and abilities of our senior management team, including our Chief Executive Officer and President, Gregory Garrabrants, our Chief Financial Officer, Andrew J. Micheletti, and other employees that perform multiple functions that might otherwise be performed by separate individuals at larger banks. The loss of the services of any of these individuals or other key employees, whether through termination of employment, disability or otherwise, could have a material adverse effect on our business. In addition, our ability to grow and manage our growth depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales, marketing, customer service and professional personnel. The implementation of our business plan and our future success will depend on such qualified personnel. Competition for such employees is intense, and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to attract and retain the necessary personnel, our business, prospects, financial condition and results of operations could be adversely affected.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements are filed as a part of this report beginning on page F – 1:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” in our definitive Proxy Statement, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2010.

The information with respect to our audit committee and our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Election of Directors—Committees of the Board of Directors” in the Proxy Statement. The information with respect to our Code of Ethics is incorporated herein by reference to the information contained in the section captioned “Election of Directors—Corporate Governance—Code of Business Conduct” in the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to the information contained in the sections captioned “Executive Compensation—Certain Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the information contained in the section captioned “Independent Public Accountants” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.

(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to

3.1	Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

3.2	By-laws	Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

4.1	Specimen Stock Certificate of the Registrant	Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

4.2	Certificate of Designation—Series A Preferred	Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

4.3	Certificate of Designation—Series B Preferred	Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on June 30, 2008.

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

10.2*	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

10.5	Office Space Lease, dated April 25, 2005, for 12777 High Bluff Drive, San Diego, California 92130 by and between DL San Diego LP, a Delaware Limited Partnership, Landlord, and Bank of Internet USA, a federal savings bank, Tenant	Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on April 28, 2005.

Exhibit Number	Description	Incorporated By Reference to

10.6	First Amendment to Lease, dated March 18, 2010, for Highlands Plaza II, located at 12777 High Bluff Drive, San Diego, California 92130, by and between Arden Realty Limited Partnership, a Maryland limited partnership, Landlord, and Bank of Internet USA, a federal savings bank, Tenant.	Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on May 6, 2010.

10.7*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Gary Lewis Evans, as amended October 22, 2007 and March 6, 2008	Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

10.8*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Andrew J. Micheletti, amended April 22, 2010.	Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-121329) filed by the Company on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005; amendment incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on April 28, 2010.

10.9*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Michael J. Berengolts	Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

10.10	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

10.11*	Employment Agreement, dated October 22, 2007, between Bank of Internet USA and Gregory Garrabrants	Exhibit 99.2 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on October 23, 2007.

21.1	Subsidiaries of the Registrant consist of Bank of Internet USA (federal charter) and BofI Trust I (Delaware charter)	Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney, incorporated by reference to the signature page to this report

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date: September 20, 2010	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory Garrabrants and Andrew J. Micheletti, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 20th day of September 2010 in the capacities indicated:

Signature	Title

/s/ Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), Director
Gregory Garrabrants

/s/ Andrew J. Micheletti	Chief Financial Officer (Principal Financial and Accounting Officer)
Andrew J. Micheletti

/s/ Theodore C. Allrich	Chairman
Theodore C. Allrich

/s/ Jerry F. Englert	Vice Chairman
Jerry F. Englert

/s/ Gary Burke	Director
Gary Burke

/s/ Paul Grinberg	Director
Paul Grinberg

/s/ Nicholas A. Mosich	Director
Nicholas A. Mosich

/s/ Thomas J. Pancheri	Director
Thomas J. Pancheri

/s/ Edward J. Ratinoff	Director
Edward J. Ratinoff

/s/ Gordon L. Witter, Jr.	Director
Gordon L. Witter, Jr.

BOFI HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of BofI Holding, Inc. and subsidiary (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BofI Holding, Inc. and subsidiary as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Grand Rapids, Michigan

September 20, 2010

BofI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30,
	2010	2009
ASSETS
Cash and due from banks	$5,834	$3,441
Federal funds sold	12,371	4,965
Total cash and cash equivalents	18,205	8,406
Securities:
Trading	4,402	5,445
Available for sale	242,430	265,807
Held to maturity (fair value $326,867 in 2010, $344,612 in 2009)	320,807	350,898
Stock of the Federal Home Loan Bank, at cost	18,148	18,848
Loans held for sale	5,511	3,190
Loans—net of allowance for loan losses of $5,893 in 2010; $4,754 in 2009	774,899	615,463
Accrued interest receivable	5,040	5,868
Furniture, equipment and software—net	621	436
Deferred income tax	6,153	3,214
Cash surrender value of life insurance	4,911	4,730
Other real estate owned and reposessed vehicles	2,701	5,651
Other assets	17,253	14,252
TOTAL	$1,421,081	$1,302,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$5,441	$3,509
Interest bearing	962,739	645,015
Total deposits	968,180	648,524
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	182,999	262,984
Federal Reserve Discount Window and other borrowings	5,155	165,155
Accrued interest payable	1,979	2,108
Accounts payable and accrued liabilities	2,960	4,498
Total liabilities	1,291,273	1,213,269
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized;
Series A—$10,000 stated value; 515 (2010) and 515 (2009) shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value; 4,790 (2009) shares issued and outstanding	—	4,767
Common stock—$0.01 par value; 25,000,000 shares authorized; 10,827,673 shares issued and 10,184,975 shares outstanding (2010); 8,706,075 shares issued and 8,082,768 shares outstanding (2009);	108	87
Additional paid-in capital	84,605	61,320
Accumulated other comprehensive income—net of tax	4,043	1,926
Retained earnings	39,882	19,365
Treasury stock	(3,893)	(3,589)
Total stockholders’ equity	129,808	88,939
TOTAL	$1,421,081	$1,302,208

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except earnings per share)
	Year Ended June 30,
	2010	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$43,697	$41,782	$33,499
Investments	41,875	35,996	29,802
Total interest and dividend income	85,572	77,778	63,301
INTEREST EXPENSE:
Deposits	21,254	23,983	28,358
Advances from the Federal Home Loan Bank	7,725	11,385	11,417
Other borrowings	5,974	6,051	5,506
Total interest expense	34,953	41,419	45,281
Net interest income	50,619	36,359	18,020
Provision for loan losses	5,775	4,730	2,226
Net interest income, after provision for loan losses	44,844	31,629	15,794
NON-INTEREST INCOME:
Realized gain (loss) on securities:
Sale of FNMA preferred stock	—	(7,902)	—
Sale of mortgage-backed securities	13,037	2,816	1,711
Total realized gain (loss) on securities	13,037	(5,086)	1,711
Other-than-temporary loss on securities:
Total impairment losses	(6,910)	(13,831)	(1,000)
Loss recognized in other comprehensive loss	872	12,377	—
Net impairment loss recognized in earnings	(6,038)	(1,454)	(1,000)
Fair value loss on trading securities	(1,039)	(2,055)	—
Total unrealized loss on securities	(7,077)	(3,509)	(1,000)
Prepayment penalty fee income	122	64	287
Mortgage banking income	1,694	1,381	2
Banking service fees and other income	540	463	379
Total non-interest income (loss)	8,316	(6,687)	1,379
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	7,371	5,579	5,426
Professional services	1,519	1,419	654
Occupancy and equipment	419	442	373
Data processing and internet	891	796	656
Advertising and promotional	444	560	750
Depreciation and amortization	235	171	132
Real estate owned and repossessed vehicles	2,661	667	—
FDIC and OTS regulatory fees	1,562	1,658	744
Other general and administrative	2,181	1,602	1,427
Total non-interest expense	17,283	12,894	10,162
INCOME BEFORE INCOME TAXES	35,877	12,048	7,011
INCOME TAXES	14,749	4,906	2,815
NET INCOME	$21,128	$7,142	$4,196
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$20,517	$6,452	$3,884
Basic earnings per share	$2.31	$0.78	$0.46
Diluted earnings per share	$2.22	$0.77	$0.46

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands)
	Convertible Preferred Stock		Common Stock
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss),	Treasury Stock	Comprehensive Income	Total
BALANCE—June 30, 2007	515	$5,063	8,587,090	(319,500)	8,267,590	$86	$59,803	$11,091	$(865)	$(2,428)		$72,750
Comprehensive income:
Net income	—	—	—	—	—	—	—	4,196	—	—	$4,196	4,196
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	1,882	—	1,882	1,882
Total comprehensive income											$6,078
Cash dividends on preferred stock	—	—	—	—	—	—	—	(312)	—	—		(312)
Issuance of convertible preferred stock	3,750	3,750	—	—	—	—	—	—	—	—		3,750
Stock-based compensation expense	—	—	—	—	—	—	776	—	—	—		776
Restricted stock grants	—	—	20,750	(8,777)	11,973	—	—	—	—	(65)		(65)
Stock option exercises and tax benefits of equity compensation	—	—	20,000	—	20,000	—	105	—	—	—		105
BALANCE—June 30, 2008	4,265	$8,813	8,627,840	(328,277)	8,299,563	$86	$60,684	$14,975	$1,017	$(2,493)		$83,082
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,142	—	—	$7,142	7,142
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	909	—	909	909
Total comprehensive income											$8,051
Cash dividends on preferred stock	—	—	—	—	—	—	—	(690)	—	—		(690)
Issuance of convertible preferred stock	1,040	1,017	—	—	—	—	—	—	—	—		1,017
Stock-based compensation expense	—	—	—	—	—	—	651	—	—	—		651
Restricted stock grants	—	—	50,300	(13,741)	36,559	1	—	—	—	(82)		(81)
Purchase of Treasury Stock	—	—	—	(276,200)	(276,200)	—	—	—	—	(982)		(982)
Cumulative effect of the adoption of SFAS 159	—	—	—	—	—	—	—	(2,062)	—	—		(2,062)
Stock option exercises and tax benefits of equity compensation	—	—	27,935	(5,089)	22,846	—	(15)	—	—	(32)		(47)
BALANCE—June 30, 2009	5,305	$9,830	8,706,075	(623,307)	8,082,768	$87	$61,320	$19,365	$1,926	$(3,589)		$88,939
Comprehensive income:
Net income	—	—	—	—	—	—	—	21,128	—	—	$21,128	21,128
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	2,117	—	2,117	2,117
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$23,245
Cash dividends on preferred stock	—	—	—	—	—	—	—	(611)	—	—		(611)
Issuance of common stock	—	—	1,226,276	—	1,226,276	12	15,082	—	—	—		15,094
Convert preferred stock to common stock	(4,790)	(4,767)	531,690	—	531,690	6	4,761	—	—	—		—
Stock-based compensation expense	—	—	—	—	—	—	866	—	—	—		866
Restricted stock grants	—	—	56,575	(17,328)	39,247	—	181	—	—	(289)		(108)
Stock option exercises and tax benefits of equity compensation	—	—	307,057	(2,063)	304,994	3	2,395	—	—	(15)		2,383
BALANCE—June 30, 2010	515	$5,063	10,827,673	(642,698)	10,184,975	$108	$84,605	$39,882	$4,043	$(3,893)		$129,808

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	Year Ended June 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,128	$7,142	$4,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(24,062)	(13,741)	(1,845)
Amortization (accretion) of premiums (discounts) on loans	(3,840)	(1,906)	1,942
Amortization of borrowing costs	15	18	74
Stock-based compensation expense	866	651	776
Net (gain) loss on sale of investment securities	(13,037)	5,086	(1,711)
Valuation of financial instruments carried at fair value	1,039	2,055	—
Impairment charge on securities held to maturity	6,038	1,454	—
Impairment charge on preferred stock	—	—	1,000
Provision for loan losses	5,775	4,730	2,226
Deferred income taxes	(4,367)	(1,459)	(1,741)
Origination of loans held for sale	(114,842)	(83,741)	(516)
Gain on sales of loans held for sale	(1,694)	(1,381)	(2)
Proceeds from sale of loans held for sale	114,215	81,932	518
Depreciation and amortization of furniture, equipment and software	235	171	132
Stock dividends from the Federal Home Loan Bank	—	(464)	(697)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	828	(128)	273
Other assets	(1,527)	(7,541)	2,506
Accrued interest payable	(129)	(258)	(346)
Accounts payable and accrued liabilities	(1,641)	(2,782)	2,598
Net cash provided by (used in) operating activities	(15,000)	(10,162)	9,383
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(223,754)	(310,559)	(496,351)
Proceeds from sales of mortgage-backed securities	27,118	90,195	212,329
Proceeds from repayment of securities	284,513	113,362	147,776
Purchase of stock of the Federal Home Loan Bank	—	(2,068)	(6,258)
Proceeds from redemption of stock of the Federal Home Loan Bank	700	3,079	219
Origination of loans	(74,702)	(33,170)	(64,888)
Proceeds from sales of repossessed assets	6,650	3,124	—
Purchases of loans, net of discounts and premiums	(185,812)	(57,410)	(205,067)
Principal repayments on loans	93,788	94,744	141,796
Purchases of furniture, equipment and software	(420)	(216)	(281)
Net cash used in investing activities	(71,919)	(98,919)	(270,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$319,656	$77,820	$22,755
Proceeds from the Federal Home Loan Bank advances	161,000	113,000	257,000
Repayment of the Federal Home Loan Bank advances	(241,000)	(249,000)	(85,400)
Proceeds from repurchase agreements	—	—	40,000
Proceeds from borrowing at the Fed Discount Window	125,000	205,000	—
Repayment of borrowing at the Fed Discount Window	(285,000)	(45,000)	—
Purchase of treasury stock	—	(1,006)	—
Proceeds from exercise of common stock options	1,790	1	91
Proceeds from issuance of convertible preferred stock—Series B	—	1,017	3,750
Proceeds from issuance of common stock	15,094	—	—
Tax benefit from exercise of common stock options and vesting of restricted stock grants	789	(15)	14
Cash dividends on preferred stock	(611)	(594)	(312)
Net cash provided by financing activities	96,718	101,223	237,898
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,799	(7,858)	(23,444)
CASH AND CASH EQUIVALENTS—Beginning of year	8,406	16,264	39,708
CASH AND CASH EQUIVALENTS—End of year	$18,205	$8,406	$16,264
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$35,066	$41,660	$45,552
Income taxes paid	$20,174	$6,737	$2,675
Transfers to other real estate and repossessed vehicles	$5,467	$8,962	$484
Adoption of fair value: securities transferred from HTM to trading	$—	$11,055	$—
Securities transferred from held-to-maturity to available for sale portfolio	$1,245	$—	$—
Preferred stock dividends declared but not paid	$—	$96	$—

See notes to consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2010, 2009, AND 2008

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

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the assessment for other-than-temporary impairment on investment securities and the fair value of certain financial instruments.

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

Restrictions on Cash. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $1,905 and $2,876 at June 30, 2010 and 2009, respectively.

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

General loan loss reserves are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated allowance rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios. General loan loss reserves for consumer loans are calculated by grouping each loan by credit score (e.g. FICO) at origination and applying an estimated allowance rate to each group. In addition to credit score grading, general loan loss reserves are increased for all consumer loans determined to be 90 days or more past due and for all loans which are determined to be troubled debt restructurings (TDRs). A loan is classified as a TDR when management determines that an existing borrower is in financial distress and the borrower’s loan terms are modified to provide the borrower a financial concession (e.g. lower payment) that would not otherwise be provided by another lender based upon borrower’s current financial condition. Specific reserves or direct charge-offs are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve or direct charge-off is based on discounted cash flows, observable market prices or the estimated value of underlying collateral. Specific loan charge-offs on impaired loans are recorded as a write-off and a decrease to the allowance in the period the impairment is identified. If the present value of estimated cash flows under the modified terms of a TDR discounted at the original loan effective rate is less than the book value of the loan before the TDR, the excess is specifically allocated to the loan in the allowance for loan losses.

Furniture, Equipment and Software. Fixed asset purchases in excess of five hundred dollars are capitalized and recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three to seven years. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the lease term.

Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The Company records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized. An income tax position will be recognized as a benefit only if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company recognizes interest and/or penalties related to income tax matters in the income tax expense.

Earnings per Share. Earnings per share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income attributable to common stock (net income after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the year plus the unvested average of restricted stock unit shares. Diluted EPS is computed by dividing the net income attributable to common stock and adding back in dividends on diluted preferred stock by the weighted-average number of common shares outstanding during the year, plus the impact of dilutive potential common shares, such as stock options, convertible preferred stock.

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

Federal Home Loan Bank (FHLB) stock. The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

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

In June 2009, the FASB issued ASC Topic 860-10-65, Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (SFAS 166). ASC Topic 860-10-65 removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 Variable Interest Entities, to Variable Interest Entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. ASC Topic 860-10-65 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all fiscal periods beginning after November 15, 2009. The Company adopted ASC Topic 860-10-65 on January 1, 2010. The impact of the adoption was not material.

In June 2009 the FASB issued ASC Topic 810-10, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). ASC Topic 810-10 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity. ASC Topic 810-10 is effective for all fiscal periods beginning after November 15, 2009. The Company adopted ASC Topic 810-10 on January 1, 2010. The impact of the adoption was not material.

On January 21, 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures, to provide for the following:

¡	Disclosures of transfers in and out of Level 1 and 2 financial instrument categories, including the entity’s policy for transfers in and out of all categories

¡	Clarification of the need to disclose valuation techniques and inputs for both recurring and nonrecurring measurements for Level 2 and 3 measurements

¡

Clarification that an entity should provide fair value measurement disclosures for each class (the term major category is replaced with class—a subset within a line item based on nature and risk) of assets and liabilities and that management should use judgment in determining the level at which to report.

These disclosures are effective for periods beginning after December 15, 2009.

In addition, this ASU requires the presentation of activity (purchases, sales, issuances, and settlements) in the Level 3 reconciliation on a gross basis as opposed to a net basis. This disclosure however, is effective for periods beginning after December 15, 2010.

2. FAIR VALUE

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

Level 1:	Quoted prices in active markets for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include securities with quoted prices that are traded less frequently than exchange-traded instruments and whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models such as discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At June 30, 2010, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 37.6% of all banks in the collateral pools, compared to 21.2% of the banks actually in default as of June 30, 2010. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At June 30, 2010, the Company used a weighted average discount margin of 400 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at June 30, 2010 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $561. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $675.

Securities—available for sale and held to maturity. Available for sale securities are recorded at fair value and consist of residential mortgage-backed securities (RMBS) and debt securities issued by U.S. agencies as well as RMBS issued by non-agencies. Held to maturity securities are recorded at amortized cost and consist of RMBS issued by U.S. agencies as well as RMBS issued by non-agencies. Fair value for U.S. agency securities is generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available for sale or held to maturity.

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate reported in May 2010 was 9.7%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects severities to begin improving in mid-2011.

To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at June 30, 2010 are from 0.2% up to 43.8% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at June 30, 2010 are from 25.0% up to 79.0% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2010, the Company computed its discount rates as a spread between 222 and 366 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.

The Company also adopted new accounting guidance which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain investment securities on the adoption date. The difference between the carrying value before election of the fair value option and the fair value of these instruments is recorded as an adjustment to beginning retained earnings in the period of adoption.

Management believes the adoption of this guidance for certain financial instruments will provide the users of its financial statements with transparent and relevant financial information that provides better insight into the Company’s risk management activities. Application of the standard and its disclosure requirements for financial instruments elected to be carried at fair value expands the transparency of risk management activities and eliminates or reduces the obstacles presented by complex accounting standards related to hedging investment securities and other financial instruments.

The following table summarizes the transition impact of adopting the fair value option for certain financial instruments on July 1, 2008.

	Ending Balance as of June 20, 2008 (Prior to Adoption)	Adoption Net Gain (Loss)	Opening Balance as of July 1, 2008 (After Adoption)
Impact of Electing the Fair Value Option under SFAS 159:
Investment securities—Non agency debt—trust preferred collateralized debt	$11,055	$(3,504)	$7,551
Cumulative-effect adjustments (pre-tax)	$11,055	(3,504)	$7,551
Tax impact		1,442
Cumulative-effect adjustment decrease to retained earnings, net of tax		$(2,062)

Impaired Loans. The fair value of impaired loans with specific write-offs or allocations of the allowance are generally based on recent real estate appraisals or other third-party valuations and analysis of cash flows. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. Adjustments are routinely made in the process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.

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

Mortgage Banking Derivatives. Fair value for mortgage banking derivatives are either securities based upon prices in active markets for identical securities or based on quoted market prices of similar assets used to form a dealer quote or a pricing matrix.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and 2009. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	June 30, 2010
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$4,402	$4,402
Securities—Available for Sale:
Agency Debt	$—	$60,965	$—	$60,965
Agency RMBS	—	58,279	—	58,279
Non-Agency RMBS	—	—	123,186	123,186
Total—Securities—Available for Sale	$—	$119,244	$123,186	$242,430

	June 30, 2009
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,445	$5,445
Securities—Available for Sale:
Agency Debt	$—	$59,001	$—	$59,001
Agency RMBS	—	81,047	—	81,047
Non-Agency RMBS	—	—	125,759	125,759
Total—Securities—Available for Sale	$—	$140,048	$125,759	$265,807

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Trading Securities	Available for Sale Securities
Assets
Beginning Balance July 1, 2008	$7,551	$—
Total gains/(losses)—(realized/unrealized):
Included in earnings—Sale of mortgage-back securities	—	—
Included in earnings—Fair value loss on trading securities	(2,055)	—
Included in other comprehensive income	—	14,138
Purchases, issuances, and settlements	(51)	111,621
Transfers into Level 3	—	—
Ending balance June 30, 2009	$5,445	$125,759
Total gains/(losses)—(realized/unrealized):
Included in earnings—Sale of mortgage-back securities	—	12,451
Included in earnings—Fair value loss on trading securities	(1,039)	—
Included in other comprehensive income	—	(612)
Purchases, issuances, and settlements	(4)	(22,954)
Transfers into Level 3	—	8,542
Ending balance June 30, 2010	$4,402	$123,186

The transfers of $8,542 into the available-for-sale Level 3 portfolio were RMBS securities held to maturity which the Company reclassified to available for sale. The Company sold during the fiscal year all of these securities except $661 at June 30, 2010.

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans has a carrying amount of $5,053 after a write-off of $1,318 at June 30, 2010, resulting in an additional provision for loan losses of $1,157 during the year ended June 30, 2010. At June 30, 2009, such impaired loans had a carrying amount of $1,236 after a write-off of $496, resulting in an additional provision for loan losses of $496 during the year ended June 30, 2009.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $2,354, after a valuation allowance of $1,194 at June 30, 2010 and an expense of $1,194 for 2010.

Mortgage banking derivates are not significant and had a net carrying value of $0 at June 30, 2010.

Held to maturity securities measured for impairment on a non-recurring basis has a carrying amount of $49,521 at June 30, 2010, after a charges to income of $6,038 and charges to other comprehensive income of $872 during the year ended June 30, 2010. At June 30, 2009 held to maturity securities measured for impairment on a non-recurring basis has a carrying amount of $40,058 after charges to income of $1,454 and charges to other comprehensive income of $12,377 during the year ended June 30, 2009. These held to maturity securities are valued using Level 3 inputs.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,205	$18,205	$8,406	$8,406
Securities trading	4,402	4,402	5,445	5,445
Securities available for sale	242,430	242,430	265,807	265,807
Securities held to maturity	320,807	326,867	350,898	344,612
Stock of the Federal Home Loan Bank	18,148	N/A	18,848	N/A
Loans held for sale	5,511	5,511	3,190	3,190
Loans held for investment—net	774,899	801,152	615,463	626,588
Accrued interest receivable	5,040	5,040	5,868	5,868

Financial liabilities:
Time deposits and savings	968,180	982,375	648,524	636,479
Securities sold under agreements to repurchase	130,000	144,591	130,000	141,660
Advances from the Federal Home Loan Bank	182,999	191,707	262,984	270,893
Federal Reserve Discount Window and other borrowings	5,155	5,155	165,155	165,155
Accrued interest payable	1,979	1,979	2,108	2,108

The methods and assumptions used to estimate fair value for those instruments not previously described are as follows:

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

3. SECURITIES

The amortized cost, carrying amount and fair value for the major categories of securities available for sale, held to maturity and trading at June 30, 2010 and 2009 were:

	Trading	Available for sale				Held to maturity
	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
	June 30, 2010
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$56,933	$1,346	$—	$58,279	$35,317	$528	$(229)	$35,616
Non-agency[2]	—	109,659	13,527	—	123,186	285,490	16,222	(10,461)	291,251
Total mortgage-backed securities	—	166,592	14,873	—	181,465	320,807	16,750	(10,690)	326,867
Other debt securities:
U.S. agencies[1]	—	60,966	2	(3)	60,965	—	—	—	—
Non-agency	4,402	—	—	—	—	—	—	—	—
Total other debt securities	4,402	60,966	2	(3)	60,965	—	—	—	—
Total debt securities	$4,402	$227,558	$14,875	$(3)	$242,430	$320,807	$16,750	$(10,690)	$326,867

	June 30, 2009
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$79,579	$1,471	$(3)	$81,047	$18,928	$538	$(5)	$19,461
Non-agency[2]	—	111,620	14,139	—	125,759	331,970	18,248	(25,067)	325,151
Total mortgage-backed securities	—	191,199	15,610	(3)	206,806	350,898	18,786	(25,072)	344,612
Other debt securities:
U.S. agencies[1]	—	59,018	—	(17)	59,001	—	—	—	—
Non-agency	5,445	—	—	—	—	—	—	—	—
Total other debt securities	5,445	59,018	—	(17)	59,001	—	—	—	—
Total debt securities	$5,445	$250,217	$15,610	$(20)	$265,807	$350,898	$18,786	$(25,072)	$344,612

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily supersenior securities secured by Prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available for sale portfolio with a total fair value of $123,186 at June 30, 2010 consists of 32 different issues of super senior securities with a fair value of $84,611; two senior structured whole loan securities with a fair value of $37,914 and 9 mezzanine z-tranche securities with a fair value of $661 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security. In November 2009, the Company transferred all of the mezzanine z-tranche securities with $1,245 of carrying value out of the held-to-maturity portfolio and into the available for sale portfolio in response to significant deterioration of credit performance of the residential mortgage loans underlying the securities. The Company concluded that the deterioration was significant for each security based upon 1) the rapid increase in the percent of the loan pool composed of loans 60 days or more past due, plus those in foreclosure or bankruptcy plus those repossessed and 2) the rapid decrease in percent of credit enhancement covering the total calculated in 1). All of the transferred mezzanine z-tranche securities were showing deterioration at a rate of at least 22% annually based on the statistical change since acquisition. The unrealized gain at the time of the transfer was $7,297. The Company has sold 35 of the 44 securities that were transferred, resulting in a realized gain on sale of $12,451.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $285,490 at June 30, 2010 consists of 83 different issues of super senior securities totaling $279,971, one senior-support security with a carrying value of $3,635 and one other security with a carrying value of $1,884. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in

a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $1,216 impairment loss during fiscal 2009 and $5,114 during fiscal 2010. At June 30, 2010, the security had a remaining contractual par value of $4,884 and accretable and non-accretable discount are currently projected to be $0 and $1,036, respectively. The current face amounts of debt securities available for sale and held to maturity that were pledged to secure borrowings at June 30, 2010 and 2009 were $491,000 and $530,000 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Available for sale securities in loss position for						Held to maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2010
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—	$20,200	$(229)	$—	$—	$20,200	$(229)
Non-agency	—	—	—	—	—	—	63,867	(2,771)	75,558	(7,690)	139,425	(10,461)
Total RMBS securities	—	—	—	—	—	—	84,067	(3,000)	75,558	(7,690)	159,625	(10,690)
Other Debt:
U.S. agencies	35,968	(3)	—	—	35,968	(3)	—	—	—	—	—	—
Total Other Debt	35,968	(3)	—	—	35,968	(3)	—	—	—	—	—	—
Total debt securities	$35,968	$(3)	$—	$—	$35,968	$(3)	$84,067	$(3,000)	$75,558	$(7,690)	$159,625	$(10,690)

	June 30, 2009
RMBS:
U.S. agencies	$—	$—	$840	$(3)	$840	$(3)	$—	$—	$1,026	$(5)	$1,026	$(5)
Non-agency	—	—	—	—	—	—	121,735	(16,509)	61,468	(8,558)	183,203	(25,067)
Total RMBS securities	—	—	840	(3)	840	(3)	121,735	(16,509)	62,494	(8,563)	184,229	(25,072)
Other debt:
U.S. agencies	53,033	(17)	—	—	53,033	(17)	—	—	—	—	—	—
Total Other Debt	53,033	(17)	—	—	53,033	(17)	—	—	—	—	—	—
Total debt securities	$53,033	$(17)	$840	$(3)	$53,873	$(20)	$121,735	$(16,509)	$62,494	$(8,563)	$184,229	$(25,072)

There were 14 securities that were in a continuous loss position at June 30, 2010 for a period of more than 12 months. There were 22 securities that were in a continuous loss position at June 30, 2009 for a period of more than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	At June 30,
(Dollars in thousands)	2010	2009
Beginning balance	$(1,454)	$—
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	(536)	(1,454)
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	(5,502)	—
Ending balance	$(7,492)	$(1,454)

At June 30, 2010, 17 non-agency RMBS with a total carrying amount of $49,521 were determined to have cumulative credit losses of $7,492 of which $1,454 was recognized in earnings during fiscal 2009 and $6,038 was recognized in earnings during fiscal 2010. This year’s other-than-temporary impairment of $6,038 is related to 14 non-agency RMBS with a total carrying amount of $32,600 accounted for under ASC Topic 320, Accounting for Certain Investments. In accordance with ASC Topic 320-10-65-65.1, Recognition and Presentation of Other-Than-Temporary Impairments, the Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.

To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 2. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate reported in May 2010 was 9.7%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects severities to begin improving in mid-2011.

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

The gross gains and losses realized through earnings upon the sale of available for sale securities were as follows:

	2010	2009	2008
Proceeds	$27,118	$90,195	$212,329
Gross realized gains	13,037	2,816	1,801
Gross realized loss	—	(7,902)	(90)
Net gain (loss) on securities	$13,037	$(5,086)	$1,711

At June 30, 2010 and 2009, the Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive income as follows:

	2010	2009
Available for sale debt securities—net unrealized gains	$14,872	$15,590
Held to maturity debt securities—other-than-temporary impairment loss	(8,135)	(12,377)
Subtotal	6,737	3,213
Tax expense	(2,694)	(1,287)
Net unrealized gain on investment securities in accumulated other comprehensive income	$4,043	$1,926

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available for sale and held to maturity at June 30, 2010 were:

	June 30, 2010
	Available for sale		Held to maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$15,159	$15,418	$9,263	$9,315	$—
Due one to five years	19,502	19,854	14,795	14,820	—
Due five to ten years	8,303	8,529	5,217	5,259	—
Due after ten years	13,969	14,478	6,042	6,222	—
Total RMBS—U.S. agencies[1]	56,933	58,279	35,317	35,616	—
RMBS—Non-agency:
Due within one year	22,208	24,828	42,781	44,515	—
Due one to five years	61,468	68,920	79,715	83,991	—
Due five to ten years	17,552	19,770	43,074	44,489	—
Due after ten years	8,431	9,668	119,920	118,256	4,402
Total RMBS—Non-agency	109,659	123,186	285,490	291,251	4,402
Other debt:
Due within one year	50,966	50,965	—	—	—
Due one to five years	—	—	—	—	—
Due five to ten years	10,000	10,000	—	—	—
Due after ten years	—	—	—	—	—
Total other debt	60,966	60,965	—	—	—
Total	$227,558	$242,430	$320,807	$326,867	$4,402

1	Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

4. LOANS & ALLOWANCE FOR LOAN LOSS

Loans were as follows at June 30:

	2010	2009
Mortgage loans on real estate:
Residential single family (one to four units)	$259,790	$165,405
Home equity	22,575	32,345
Residential multifamily (five units or more)	370,469	326,938
Commercial and land	33,553	30,002
Consumer—Recreational vehicle	39,842	50,056
Other	62,875	23,872
Total	789,104	628,618
Allowance for loan losses	(5,893)	(4,754)
Unaccreted discounts and loan fees	(8,312)	(8,401)
Net mortgage loans on real estate	$774,899	$615,463

An analysis of the allowance for loan losses is as follows for the year ended June 30:

	2010	2009	2008
Balance—beginning of period	$4,754	$2,710	$1,450
Provision for loan loss	5,775	4,730	2,226
Charged off	(4,636)	(2,686)	(988)
Recoveries	—	—	22
Balance—end of period	$5,893	$4,754	$2,710

An analysis of impaired loans is as follows for the year ended June 30:

	2010	2009	2008
Nonperforming loans—90+ days past due plus other non-accrual loans	$8,590	$2,840	$4,151
Troubled debt restructuring loans—non-accrual	3,113	—	421
Other impaired loans	—	—	737
Total impaired loans	$11,703	$2,840	$5,309

At June 30, 2010, the carrying value of impaired loans is net of write offs of $1,318 and there are no specific allowance allocations. At June 30, 2009, $2,840 of impaired loans had no specific allowance allocations. The average carrying value of impaired loans was $7,261 and $3,147 for the year ended June 30, 2010 and 2009, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at June 30, 2010 or 2009. Loans past due 90 days or more which were still accruing were $4,134 and $4,715 at June 30, 2010 and 2009, respectively. For loans past due 90 days or more and still accruing, the Company has received principal and interest from the servicer, even though the borrower is delinquent. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected from the sale of collateral.

The Company has allocated $58 of the allowance to customers whose loans have been restructured and were determined to be troubled debt restructurings (TDRs) as of June 30, 2010. The Company does not have any commitments to fund TDR loans at June 30, 2010.

At June 30, 2010 and 2009, approximately 42.65% and 42.80%, respectively, of the Company’s real estate loans are collateralized with real-property collateral located in California and therefore exposed to economic conditions within this market region.

In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There were five new related party loans granted during the year ended June 30, 2010 totaling $8,077 including the refinance of an existing loan for $2,972, and one in 2009 totaling $259. Total principal payments on related party loans were $79 and $55 during the years ended June 30, 2010 and 2009, respectively. At June 30, 2010 and 2009, these loans amounted to $8,320 and $3,286, respectively, and are included in loans held for investment. Interest earned on these loans was $259 and $180 during the years ended June 30, 2010 and 2009, respectively.

The Company’s loan portfolio consists of approximately 30.52% fixed interest rate loans and 69.48% adjustable interest rate loans as of June 30, 2010. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.

At June 30, 2010 and 2009, purchased loans serviced by others were $321,176 or 40.70% and $298,710 or 47.52% respectively, of the loan portfolio.

Allowance for Loan Loss. We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at June 30, 2010, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

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

The following table summarizes activity in the allowance for loan losses for the twelve months ended June 30, 2010:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
Balance at July 1, 2009	$1,113	$280	$1,680	$179	$1,475	$27	$4,754
Provision for loan loss	1,868	146	717	34	3,002	8	5,775
Charge-offs	(1,260)	(221)	(537)	—	(2,618)	—	(4,636)
Recoveries	—	—	—	—	—	—	—
Balance at June 30, 2010	$1,721	$205	$1,860	$213	$1,859	$35	$5,893

IMPAIRED LOANS AND NONPERFORMING LOANS.

Nonperforming loans consisted of the following for June 30:

	2010	2009
Nonaccrual loans:
Loans secured by real estate:
Single family	$5,841	$1,502
Home equity loans	87	9
Multifamily	4,675	1,171
Commercial	—	—
Total nonaccrual loans secured by real estate	10,603	2,682
RV/Auto	1,084	158
Other	16	—
Total nonperforming loans	$11,703	$2,840
Nonperforming loans to total loans	1.48%	0.45%

The increase in nonperforming loans as a percent of assets at the end of the last two years is the result of the nationwide decline in residential real estate values and the nationwide increase in unemployment which have caused more consumers to default on their loans. Approximately 26% of our non-performing loans at June 30, 2010 were considered troubled debt restructurings. There were no troubled debt restructurings included in non-performing loans at June 30, 2009. Borrowers which make timely payments after troubled debt restructuring are considered non-performing for at least six months. Generally, after six months of timely payments, troubled debt restructuring loans are removed from the non-performing loan category and any previously deferred interest income is recognized. Approximately 37% of the Bank’s non-performing loans are single family first mortgages already written down to 52% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers. We are considering legal options to acquire the servicing in an effort to accelerate the resolution of these loans and to reduce non-performing loan levels.

5. FURNITURE, EQUIPMENT AND SOFTWARE

A summary of the cost and accumulated depreciation for furniture, equipment and software is as follows at June 30:

	2010	2009
Leasehold improvements	$33	$33
Furniture and fixtures	599	402
Computer hardware and equipment	594	488
Software	532	415
Total	1,758	1,338
Less accumulated depreciation and amortization	(1,137)	(902)
Furniture, equipment and software—net	$621	$436

Depreciation and amortization expense for the years ended June 30, 2010, 2009 and 2008 amounted to $235, $171, and $132, respectively.

6. DEPOSITS

Deposit accounts are summarized as follows at June 30:

	2010		2009
	Amount	Rate*	Amount	Rate*
Non-interest bearing	$5,441	0.00%	$3,509	0.00%
Interest bearing:
Demand	63,962	0.85%	59,151	1.22%
Savings	358,293	0.91%	192,781	1.94%
Time deposits:
Under $100	200,859	3.23%	191,021	4.39%
$100 or more	339,625	2.95%	202,062	3.85%
Total time deposits	540,484	3.05%	393,083	4.11%
Total interest bearing	962,739	2.11%	645,015	3.20%
Total deposits	$968,180	2.10%	$648,524	3.18%

*	Based on weighted-average stated interest rates at end of period.

The scheduled maturities of time deposits are as follows as of June 30, 2010:

Within 12 months	$259,026
13 to 24 months	106,733
25 to 36 months	52,174
37 to 48 months	11,922
49 to 60 months	26,912
Thereafter	83,717
Total	$540,484

Time deposits acquired through broker relationships totaled $109.5 million and $68.7 million at June 30, 2010 and 2009, respectively.

At June 30, 2010 and 2009, the Company had deposits from principal officers, directors and their affiliates in the amount of $544 and $978, respectively.

7. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2010 and 2009, the Company’s fixed-rate FHLB advances had interest rates that ranged from 0.08% to 5.62% with a weighted average of 3.59% and ranged from 0.14% to 5.62% with a weighted average of 3.34%, respectively.

Fixed-rate advances from FHLB are scheduled to mature as follows at June 30:

	2010		2009
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$52,999	3.13%	$116,000	2.35%
After one but within two years	33,000	4.76%	36,984	4.45%
After two but within three years	24,000	3.21%	33,000	4.76%
After three but within four years	18,000	3.60%	19,000	3.59%
After four but within five years	25,000	3.11%	18,000	3.60%
After five years	30,000	3.83%	40,000	3.80%
	$182,999	3.59%	$262,984	3.34%

At June 30, 2010, a total of $42.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to the Company after specified dates. Under the terms of the putable advances, the Company could be required to repay all of the principal and accrued interest before the maturity date. The weighted-average remaining contractual maturity period of the $42.0 million in advances is 2.85 years and the weighted average remaining period before such advances could be put to the Company is 0.59 years.

The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $608,820 and $533,264 at June 30, 2010 and 2009, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance is payable in full at its maturity date with a prepayment penalty for fixed rate advances.

The maximum amounts advanced from the FHLB were $225,987, $392,973, and $398,966 during the years ended June 30, 2010, 2009, and 2008, respectively. At June 30, 2010, the Company had $220.2 million available immediately and an additional $162.2 million available with additional collateral, for advances from the FHLB for terms up to ten years and $10,000 available under a federal funds line of credit with a major bank.

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has sold securities under various agreements to repurchase for total proceeds of $130,000. The repurchase agreements have fixed interest rates between 3.24% and 4.75%, weighted average rate of 4.35%, and scheduled maturities between January 2012 and December 2017. Under these agreements, the Company may be required to repay the $130,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 4.36 years and the weighted average remaining period before such repurchase agreements could be called is 0.41 years.

9. JUNIOR SUBORDINATED DEBENTURES AND OTHER BORROWINGS

Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% (2.88% at June 30, 2010), with interest paid quarterly starting February 16, 2005.

The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At June 30, 2010 there were no amounts outstanding and the available borrowings from this source were $224,590. These borrowings are collateralized by consumer loans, and mortgage-backed securities.

10. INCOME TAXES

The provision for income taxes is as follows for the years ended June 30:

	2010	2009	2008
Current:
Federal	$14,708	$4,675	$3,394
State	4,408	1,690	1,162
	19,116	6,365	4,556
Deferred:
Federal	(3,449)	(1,069)	(1,333)
State	(918)	(390)	(408)
	(4,367)	(1,459)	(1,741)
Total	$14,749	$4,906	$2,815

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended June 30:

	2010	2009	2008
Statutory federal tax rate	35.00%	34.00%	34.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	6.60	7.10	7.27
Cash surrender value	(0.17)	(0.52)	(0.89)
Non-deductible stock option expense	—	0.05	0.21
Non-taxable dividend income	—	—	(1.56)
Other	(0.32)	0.09	1.12
Effective tax rate	41.11%	40.72%	40.15%

The components of the net deferred tax asset are as follows as June 30:

(Dollars in thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses and charge-offs	$2,761	$2,073
State taxes	519	171
Stock-based compensation expense	674	553
Deferred compensation	—	99
Securities impaired	6,228	3,015
	10,182	5,911
Deferred tax liabilities:
Deferred loan fees	(127)	(217)
FHLB stock dividend	(990)	(1,020)
Other assets—prepaids	(72)	(51)
Depreciation	(146)	(122)
Unrealized net gains on securities	(2,694)	(1,287)
	(4,029)	(2,697)
Net deferred tax asset	$6,153	$3,214

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2010 and 2009, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

At June 30, 2010 and 2009, the Company had no unrecognized tax benefits and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company is subject to federal income tax and income tax of the state of California as well as various other states. The Company’s federal income tax returns for the years ended June 30, 2006, 2007, 2008, and 2009 and its California state tax returns for the years ended June 30, 2005, 2006, 2007, 2008 and 2009 are open to audit under the statutes of limitations by the Internal Revenue Service and California Franchise Tax Board.

11. STOCKHOLDERS’ EQUITY

Common Stock. Changes in common stock issued and outstanding were as follows for the years ended June 30:

	2010		2009		2008
	Issued	Outstanding	Issued	Outstanding	Issued	Outstanding
Beginning of year:	8,706,075	8,082,768	8,627,840	8,299,563	8,587,090	8,267,590
Common stock issued through option exercise or exchange	307,057	304,994	27,935	22,846	20,000	20,000
Purchase of Treasury Stock	—	—	—	(276,200)	—	—
Common stock issued through public offering	1,226,276	1,226,276	—	—	—	—
Common stock issued through preferred stock conversion	531,690	531,690	—	—	—	—
Common stock issued through grants	56,575	39,247	50,300	36,559	20,750	11,973
End of year:	10,827,673	10,184,975	8,706,075	8,082,768	8,627,840	8,299,563

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

During the year ended June 30, 2009, the Company approved a form of exchange agreement available to five directors of the Company who in 1999 were issued non-qualified stock option contracts for a total of 179,457 shares, each with an expiration date of August 13, 2009 and an exercise price of $4.19 per share. The Exchange Agreement allows these fully vested options to be exchanged for a smaller number of fully vested restricted stock shares under the conditions set forth in the 2004 Plan. The 2004 Plan allows each director to receive fewer restricted stock shares (net settle) and use the surrendered shares to fund income tax liabilities. On May 28, 2009, each of the five directors, entered into the Exchange Agreement and selected a future date to cancel their 1999 fully-vested stock option contracts and receive a fully-vested restricted stock grant under the 2004 Plan based upon the fair value of the option contracts cancelled.

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

During the year ended June 30, 2009, the Company further reduced its common shares outstanding by purchasing 276,200 shares of treasury stock for $982 under the Company’s common stock buyback programs approved on June 30, 2005, which was expanded November 20, 2008 to allow for the repurchase of 500,000 additional shares.

During the year ended June 30, 2010, the Company issued 307,057 shares of common stock as the result of option exercises or conversions, including the conversion of 97,482 options held by two directors to 40,349 restricted shares. A total of 2,063 shares issued were retained by the Company to fund the tax liabilities of certain option holders.

In April 2010, the Company completed a public offering of 1,226,276 shares of its common stock at $13.00 per share. The total shares sold in the offering include 159,949 shares purchased by the underwriter through the exercise of the over-allotment option. Net proceeds to BofI from the offering after deducting underwriting discounts and estimated transaction expenses of the offering payable by BofI were approximately $15,094.

After issuing preferred stock in 2008 (described below), the Company retained the right to require all holders of the preferred to convert to common stock once the average closing price of the Company’s common stock reached $11.00 per share for any 20 trading days. After meeting the trading-price condition, the Company adopted a resolution requiring the holders of the preferred stock to convert all of their shares to common stock effective April 14, 2010 and issued 531,690 shares of common stock in exchange for cancelling the preferred stock.

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

During the year ended June 30, 2004, the Company issued $6,750 of Series A preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $113. Before the expiration of the conversion right, holders of the Series A converted 160 shares of Series A preferred to common stock. The Company has declared and paid dividends to holders of its Series A preferred stock totaling $309 for each of the years ended June 30, 2010, 2009, and 2008, respectively.

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

Effective April 14, 2010 and the Company issued 531,690 shares of common stock in exchange for all 4,790 issued and outstanding shares of Series B preferred stock, with a face value of $4.79 million.

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

2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At June 30, 2010, there were a maximum of 1,566,299 shares available for issuance under the limits of the 2004 Plan.

Stock Options. Prior to July 1, 2005, the Company accounted for the Plans under the recognition and measurement provisions of ASC Topic 718. No stock option compensation cost was recognized in the income statements as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

The Company’s income before income taxes and net income for the year ended June 30, 2010, 2009 and 2008 included stock option compensation cost of $48, $209 and $478 respectively. The total income tax benefit was $20, $85 and $192 for year ended June 30, 2010, 2009 and 2008, respectively. At June 30, 2010, unrecognized compensation expense related to non-vested grants is $2 and is expected to be recognized in fiscal year ended June 30, 2011.

A summary of stock option activity under the Plans during the period July 1, 2007 to June 30, 2010 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding—July 1, 2007	936,994	$7.05
Granted	—	—
Exercised	(20,000)	$4.19
Cancelled	(10,750)	$9.32
Outstanding—June 30, 2008	906,244	$7.09
Granted	—	—
Exercised	—	—
Converted	(81,973)	$4.19
Cancelled	(63,900)	$8.06
Outstanding—June 30, 2009	760,371	$7.32
Granted	—
Exercised	(266,708)	$6.70
Converted	(97,482)	$4.19
Cancelled	(261)	$7.35
Outstanding—June 30, 2010	395,920	$8.52
Options exercisable—June 30, 2008	804,496	$6.96
Options exercisable—June 30, 2009	743,213	$7.32
Options exercisable—June 30, 2010	394,883	$8.52

All options outstanding are vested or expected to vest.

The following table summarizes information as of June 30, 2010 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$4.19	48,670	0.7	48,670	$4.19
$7.35	87,300	6.1	86,263	$7.35
$8.50	7,500	5.4	7,500	$8.50
$9.20	7,500	5.1	7,500	$9.20
$9.50	115,600	5.1	115,600	$9.50
$10.00	128,350	2.9	128,350	$10.00
$11.00	1,000	2.0	1,000	$11.00
$8.52	395,920	4.1	394,883	$8.52

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at June 30, 2010 were $2,219 and $2,212, respectively. The aggregate intrinsic value of options exercised or converted during the years ended June 30, 2010, 2009 and 2008 was $1,995, $343 and $64, respectively. The converted options for 2009 were those exchanged by directors.

Restricted Stock and Restricted Stock Units. In July 2005, the Company’s Board of Directors approved the first stock award under the 2004 Stock Incentive Plan. On July 25, 2005, 19,300 shares were awarded to directors and employees. Additional stock awards totaling 16,100 shares were granted to directors on July 24, 2006. The stock awards vest one-third on each one-year anniversary of the grant date and 33,000 shares were vested and issued and 2,400 shares were cancelled as of June 30, 2010.

During the year ended June 30, 2008, the Company’s Board of Directors granted 131,253 restricted stock units to employees and directors. The chief executive officer received 83,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2008, vest over three years, one-third on each anniversary of the grant date and 51,715 shares were vested and issued, 3,600 shares were cancelled and 41,500 shares were vested but not issued as of June 30, 2010.

During the year ended June 30, 2009, the Company’s Board of Directors granted 95,335 restricted stock units to employees and directors. The chief executive officer received 44,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2009, vest over three years, one-third on each anniversary of the grant date and 46,241 shares were vested and issued, 3,600 shares were cancelled and 1,533 shares were vested but not issued as of June 30, 2010.

During the year ended June 30, 2010, the Company’s Board of Directors granted 151,018 restricted stock units to employees and directors. The chief executive officer received 80,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2010, vest over three years, one-third on each anniversary of the grant date and 30,267 shares were vested and issued as of June 30, 2010.

The Company’s income before income taxes and net income for the years ended June 30, 2010, 2009 and 2008 included stock award expense of $818 and $442 and $299, respectively. The income tax benefit was $356, $180 and $120, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by thevesting and the service period between each vesting date.

At June 30, 2010, unrecognized compensation expense related to non-vested awards aggregated to $1,349 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
For the fiscal year ended June 30:
2011	$799
2012	462
2013	88
2014	—
Total	$1,349

The following table presents the status and changes in restricted stock grants from July 1, 2007 through June 30, 2010:

		Restricted Stock and Restricted Stock Unit Shares	Weighted- Average Grant- Date Fair Value
Non-vested balance at July 1, 2007		27,769	$8.25
	Granted	131,253	$6.98
	Vested	(31,951)	$7.52
	Cancelled	—	—
Non-vested balance at June 30, 2008		127,071	$7.13
	Granted	95,335	$6.03
	Vested	(61,502)	$7.09
	Cancelled	(7,800)	$6.57
Non-vested balance at June 30, 2009		153,104	$6.49
	Granted	151,018	$7.91
	Vested	(104,974)	$7.09
	Cancelled	—	$—
Non-vested balance at June 30, 2010		199,148	$7.88

The total fair value of shares vested during the years ended June 30, 2010, 2009 and 2008 was $1,314, $369 and $235.

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At June 30, 2010, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

13. EARNINGS PER SHARE

Effective July 1, 2009, the Company implemented new guidance impacting ASC Topic 260, Earnings Per Share, which clarifies that unvested stock-based compensation awards containing non-forfeitable rights to dividends or dividend equivalents (collectively, “dividends”) are participating securities and should be included in the EPS calculation using the two-class method. The Company grants restricted stock and RSUs to certain directors and employees under its Plans, which entitle the recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the FSP’s definition of participating securities. Under the two class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. EPS data for the prior periods were revised as required by the new guidance.

The following table presents the calculation of basic and diluted EPS:

	2010	2009	2008
Earnings Per Common Share
Net income	$21,128	$7,142	$4,196
Preferred stock dividends	(611)	(690)	(312)
Net income attributable to common shareholders	$20,517	$6,452	$3,884
Average common shares issued and outstanding	8,639,450	8,136,367	8,261,101
Average unvested Restricted stock grant and RSU shares	230,003	148,571	127,071
Total qualifying shares	8,869,453	8,284,938	8,388,172
Earnings per common share	$2.31	$0.78	$0.46
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$20,517	$6,452	$3,884
Preferred stock dividends to dilutive convertible preferred	302	380	4
Dilutive net income attributable to common shareholders	$20,819	$6,832	$3,888
Average common shares issued and outstanding	8,869,453	8,284,938	8,388,172
Dilutive effect of Stock Options	109,130	64,596	113,509
Dilutive effect of convertible preferred stock	418,069	527,457	1,140
Total dilutive common shares issued and outstanding	9,396,652	8,876,991	8,502,821
Diluted earnings per common share	$2.22	$0.77	$0.46

Stock options of zero, 481,761 and 545,661 shares for the years ended June, 2010, 2009 and 2008, respectively, were not included in determining diluted earnings per share, as they were anti-dilutive.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases office space under an operating lease agreement scheduled to expire in October 2012. The Company pays property taxes, insurance and maintenance expenses related to this lease. Rent expense for the years ended June 30, 2010, 2009, and 2008 was $339, $323, and $316, respectively.

Pursuant to the terms of this non-cancelable lease agreement in effect at June 30, 2010, future minimum lease payments are as follows:

2011	$505
2012	512
2013	176
2014	—
2015	—
Total	$1,193

15. OFF-BALANCE-SHEET ACTIVITIES

Credit-Related Financial Instruments. The Company is a party to credit-related financial instruments with off-balance- sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At June 30, 2010 and 2009, we had commitments to originate or purchase loans and investment securities of $39.6 million and $5.5 million. At June 30, 2010, we also had commitments to sell loans of $29.5 million. At June 30, 2010, 60.7% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to tangible assets (as defined). As of June 30, 2010, the Bank met all capital adequacy requirements to which it is subject. As of June 30, 2010, the most recent filing date with the OTS, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s categorization.

The Bank’s actual capital amounts and ratios as of June 30, 2010 and 2009 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (core) capital (to adjusted tangible assets)	$124,690	8.79%	$56,737	4.00%	$70,922	5.00%
Tier 1 Capital (to risk-weighted assets)	124,690	14.56%	N/A	N/A	51,368	6.00%
Total Capital (to risk-weighted assets)	130,583	15.25%	68,491	8.00%	85,614	10.00%
Tangible Capital (to tangible assets)	124,690	8.79%	21,276	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (core) capital (to adjusted tangible assets)	$90,310	6.98%	$51,784	4.00%	$64,730	5.00%
Tier 1 Capital (to risk-weighted assets)[1]	90,310	11.14%	N/A	N/A	48,631	6.00%
Total Capital (to risk-weighted assets)[1]	95,064	11.73%	64,841	8.00%	81,052	10.00%
Tangible Capital (to tangible assets)	90,310	6.98%	19,419	1.50%	N/A	N/A

[1]

The Bank’s Ratios for Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets at June 30, 2009 were reduced from 14.86% and 15.64% to 11.14% and 11.73% , respectively, to reflect the consolidation of the BIRT Re-securitization trust at the Bank level. Previously, the BIRT Re-securitization trust was consolidated into BofI Holding, Inc. parent of the Bank.

17. EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

Employment Agreements. On October 22, 2007, the Company executed an employment agreement (the “Employment Agreement”) with Gregory Garrabrants pursuant to which he was appointed to serve as the Company’s Chief Executive Officer (“CEO”) effective immediately. The term of the Employment Agreement is from October 22, 2007 through October 22, 2011. Under the Employment Agreement, Mr. Garrabrants receives an annual base salary of $285,000, an annual short-term cash bonus, an initial restricted stock grant, an annual restricted stock grant and medical and other benefits. Mr. Garrabrants has the opportunity to earn as much as $171,000 (or 60% of his base pay at the time) as an annual short-term bonus based upon annual objectives set by the Board of Directors. Mr. Garrabrants earned short-term bonuses of $171,000 for fiscal 2008 and fiscal 2009. Also under the terms of the Employment Agreement, Mr. Garrabrants is entitled to i) an initial restricted stock unit award of 83,000 shares, which vests one forth at each fiscal year-end for 2008-2011 and ii) an annual restricted stock unit award, at the end of fiscal 2008 he was awarded 44,000 shares and 80,000 shares at the end of fiscal 2009. The annual restricted stock unit award increases based upon the return on equity of the Company each year. Annual awards vest over three years from the grant date of each award after each fiscal year. The maximum annual restricted stock unit shares Mr. Garrabrants may be awarded in any year is 272,000 and the maximum aggregate number of shares for all restricted share awards under the Employment Agreement is 500,000 shares. Mr. Garrabrants received a relocation allowance of $95,000, net of income tax, and is be entitled to the same paid vacation and fringe benefits including health and welfare benefits that all senior executives receive under the current Company policies. Upon termination of the Employment Agreement by the Company “without cause” or by Mr. Garrabrants for “good reason” (as such terms are defined in the Employment Agreement), Mr. Garrabrants will be entitled to (a) an amount in cash equal to two times his base salary, (b) a pro-rated portion of his annual short-term bonus, (c) accelerated vesting of his outstanding restricted stock unit awards, (d) at the Company’s election, either a pro-rated portion of his annual restricted stock unit award based upon the Company’s return on equity, or an equivalent amount in cash, and (e) continuation of health benefits for up to twelve months.

On April 22, 2010, the Company and Andrew J. Micheletti, the Company’s Executive Vice President and Chief Financial Officer, entered into a material definitive agreement entitled First Amended Employment Agreement (the “Amended Agreement”). Mr. Micheletti’s original employment agreement was effective July 1, 2003, and the Amended Agreement replaces the original agreement effective July 1, 2009. The Amended Agreement adds two achievement-based awards; an annual cash bonus target of up to 30% of current salary based upon specific performance measurements and provides a return on equity benefit of 15,000 shares of the Company’s common stock. The return on equity benefit is based upon the Company’s achievement of certain levels of return on equity as calculated at the end of each fiscal year. The annual award of common stock units under the return on equity benefit will vest over three years and each year the 15,000-share base award will be adjusted down or up by a series of multiplication factors (ranging from 0, up to 3.4 times) depending on the level of return on equity the Company achieves in each fiscal year. Both the cash bonus and the return on equity benefits require approval by the Board of Directors and the Chief Executive Officer annually under the Amended Agreement. These benefits replaced the deferred compensation and pre-tax net income benefits established in Mr. Micheletti’s original agreement in 2003.

401(k) Plan. The Company has a 401(k) Plan whereby substantially all of its employees may participate in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. For the year ended June 30, 2010, 2009, and 2008 expense attributable to the plan amounted to $1, $1, and $1, respectively.

Deferred Compensation Plans. Effective August 1, 2003, the Company adopted the Bank of Internet USA Nonqualified Deferred Compensation Plans (“Deferred Compensation Plans”) which cover designated key management employees and directors who elect to participate. The Deferred Compensation Plans allow eligible employees and directors to elect to defer up to 100% of their compensation, including commissions, bonuses and director fees. Although the Deferred Compensation Plans provide that the Company may make discretionary contributions to a participant’s account, no such discretionary contributions have been made through the period ending June 30, 2010. Participant deferrals are fully vested at all times, and discretionary contributions, if any, will be subject to a vesting schedule specified by the Company. Participants in the Deferred Compensation Plans may elect to invest their accounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the book value of the Company’s common stock. The Compensation Committee of the Board of Directors administrates the Deferred Compensation Plans. At June 30, 2010 and 2009, there was $1 and $96 deferred in connection with the Deferred Compensation Plans.

18. PARENT-ONLY CONDENSED FINANCIAL INFORMATION

The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:

BofI Holding, Inc. CONDENSED BALANCE SHEETS
	June 30,
	2010	2009
ASSETS
Cash and cash equivalents	$9,950	$824
Loans	18	—
Investment securities	661	892
Other assets	287	269
Due from subsidiary	96	84
Investment in subsidiary	128,552	92,237
TOTAL	$139,564	$94,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Accrued interest payable	16	16
Accounts payable and accrued liabilities	4,585	196
Total liabilities	9,756	5,367
Stockholders’ equity	129,808	88,939
TOTAL	$139,564	$94,306

BofI Holding, Inc. STATEMENTS OF INCOME
	Year Ended June 30,
	2010	2009	2008
Interest income	$656	$110	$19
Interest expense	150	238	369
Net interest (expense) income	506	(128)	(350)
Non-interest income (loss)	12,452	6	(6)
Non-interest expense	6,508	1,275	1,416
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiary	6,450	(1,397)	(1,772)
Dividends from subsidiary	1,300	1,900	760
Equity in undistributed earnings of subsidiary	13,378	6,639	5,208
Net income	$21,128	$7,142	$4,196

BofI Holding, Inc. STATEMENT OF CASH FLOWS
	Year Ended June 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,128	$7,142	$4,196
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(632)	(101)	—
Accretion of discounts on loans	(1)	—	—
Net gain on investment securities	(12,452)	—	—
Stock-based compensation expense	866	651	776
Equity in undistributed earnings of subsidiary	(13,378)	(6,639)	(5,208)
Decrease (increase) in other assets	(30)	49	17
Increase (decrease) in other liabilities	3,967	(85)	(6)
Net cash from operating activities	(532)	1,017	(225)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held to maturity securities	(14)	(791)	—
Proceeds from sale of available for sale securities	13,627	—	—
Purchase of loans, net of discount	(17)	—	—
Investment in subsidiary	(21,000)	(1,171)	(4,500)
Net cash from investing activities	(7,404)	(1,962)	(4,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock—Series B	—	1,017	3,750
Proceeds from exercise of common stock options	1,790	1	91
Proceeds from issuance of common stock	15,094	—	—
Tax effect from exercise of common stock options	789	(15)	14
Purchase treasury shares	—	(1,006)	—
Cash dividends on convertible preferred stock	(611)	(594)	(312)
Net cash provided from financing activities	17,062	(597)	3,543
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,126	(1,542)	(1,182)
CASH AND CASH EQUIVALENTS—Beginning of year	824	2,366	3,548
CASH AND CASH EQUIVALENTS—End of year	$9,950	$824	$2,366

19. OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related tax effects were as follows:

	Year Ended June 30,
	2010	2009	2008
Unrealized gain from securities:
Net unrealized gain from available for sale securities	$12,390	$8,806	$4,850
Other-than-temporary impairment on hold to maturity securities recognized in other comprehensive income	4,241	(12,377)	—
Reclassification of net (gain) loss from available for sale securities included in income	(13,037)	5,086	(1,711)
Unrealized gain, net of reclassification adjustments, before income tax	3,594	1,515	3,139
Income tax provision	1,477	606	1,257
Other comprehensive income	$2,117	$909	$1,882

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended
2010	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$20,722	$21,207	$21,866	$21,777
Interest expense	8,253	8,598	8,890	9,212
Net interest income	12,469	12,609	12,976	12,565
Provision for loan losses	925	1,250	1,600	2,000
Net interest income after provision for loan losses	11,544	11,359	11,376	10,565
Non-interest income (loss)	899	5,675	2,751	(1,009)
Non-interest expense	4,809	4,705	4,492	3,277
Income before income taxes	7,634	12,329	9,635	6,279
Income tax expense	2,937	5,154	4,087	2,571
Net income	$4,697	$7,175	$5,548	$3,708
Net income attributable to common stock	$4,605	$7,002	$5,375	$3,535
Basic earnings per share	$0.45	$0.82	$0.64	$0.43
Diluted earnings per share	$0.44	$0.77	$0.61	$0.41

	Quarters Ended
2009	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$20,553	$18,541	$19,507	$19,177
Interest expense	9,250	10,066	10,738	11,365
Net interest income	11,303	8,475	8,769	7,812
Provision for loan losses	1,900	1,200	1,125	505
Net interest income after provision for loan losses	9,403	7,275	7,644	7,307
Non-interest income (loss)[1]	923	300	14	(7,924)
Non-interest expense	4,219	3,190	3,008	2,477
Income before income taxes	6,107	4,385	4,650	(3,094)
Income tax expense (benefit)	2,503	1,791	1,889	(1,277)
Net income (loss)	$3,604	$2,594	$2,761	$(1,817)
Net income (loss) attributable to common stock	$3,431	$2,421	$2,588	$(1,988)
Basic earnings per share	$0.42	$0.30	$0.31	$(0.24)
Diluted earnings per share	$0.40	$0.29	$0.30	$(0.24)

[1]

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