Form 10-Q
period 2010-09-30
BofI Holding, Inc.
filed 2010-11-12
CIK 1299709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51201

BofI HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0867444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12777 High Bluff Drive, Suite 100, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 350-6200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the Registrant’s common stock on the last practicable date: 10,225,734 shares of common stock as of November 9, 2010.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2010	June 30, 2010
ASSETS
Cash and due from banks	$4,364	$5,834
Federal funds sold	9,935	12,371

Total cash and cash equivalents	14,299	18,205
Securities:
Trading	4,441	4,402
Available for sale	240,726	242,430
Held to maturity (fair value $303,774 in September 2010, $326,867 in June 2010)	304,969	320,807
Stock of the Federal Home Loan Bank, at cost	17,449	18,148
Loans held for sale, carried at fair value at September 30, 2010	17,648	5,511
Loans—net of allowance for loan losses of $6,426 in September 2010; $5,893 in June 2010	876,934	774,899
Accrued interest receivable	5,414	5,040
Furniture, equipment and software—net	983	621
Deferred income tax	8,765	6,153
Cash surrender value of life insurance	4,956	4,911
Other real estate owned and repossessed vehicles	3,660	2,701
Other assets	17,749	17,253

TOTAL	$1,517,993	$1,421,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$4,581	$5,441
Interest bearing	987,143	962,739

Total deposits	991,724	968,180
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	250,000	182,999
Subordinated debentures	5,155	5,155
Accrued interest payable	1,941	1,979
Accounts payable and accrued liabilities	6,406	2,960

Total liabilities	1,385,226	1,291,273
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized;
Series A—$10,000 stated value; 515 (September 2010) and 515 (June 2010) shares issued and outstanding	5,063	5,063
Common stock—$0.01 par value; 25,000,000 shares authorized; 10,868,564 shares issued and 10,222,747 shares outstanding (September 2010); 10,827,673 shares issued and 10,184,975 shares outstanding (June 2010);	109	108
Additional paid-in capital	85,204	84,605
Accumulated other comprehensive income—net of tax	1,691	4,043
Retained earnings	44,637	39,882
Treasury stock	(3,937)	(3,893)

Total stockholders’ equity	132,767	129,808

TOTAL	$1,517,993	$1,421,081

See notes to condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$12,849	$10,350
Investments	8,240	11,427

Total interest and dividend income	21,089	21,777

INTEREST EXPENSE:
Deposits	5,227	5,431
Advances from the Federal Home Loan Bank	1,706	2,224
Other borrowings	1,484	1,557

Total interest expense	8,417	9,212

Net interest income	12,672	12,565
Provision for loan losses	1,600	2,000

Net interest income, after provision for loan losses	11,072	10,565

NON-INTEREST INCOME:
Other-than-temporary loss on securities:
Total impairment losses	(631)	(1,390)
Loss recognized in other comprehensive loss	201	21

Net impairment loss recognized in earnings	(430)	(1,369)
Fair value gain (loss) on trading securities	39	(142)

Total unrealized loss on securities	(391)	(1,511)
Prepayment penalty fee income	1,000	47
Mortgage banking income	1,393	332
Banking service fees and other income	120	123

Total non-interest income (loss)	2,122	(1,009)
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	2,821	1,408
Professional services	434	284
Occupancy and equipment	165	104
Data processing and internet	230	200
Advertising and promotional	157	84
Depreciation and amortization	75	54
Real estate owned and repossessed vehicles	213	302
FDIC and OTS regulatory fees	438	395
Other general and administrative	666	446

Total non-interest expense	5,199	3,277

INCOME BEFORE INCOME TAXES	7,995	6,279
INCOME TAXES	3,163	2,571

NET INCOME	$4,832	$3,708

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$4,755	$3,535

COMPREHENSIVE INCOME	$2,480	$3,872

Basic earnings per share	$0.45	$0.43
Diluted earnings per share	$0.45	$0.41

See notes to condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Comprehensive Income	Total
			Number of Shares			Amount
	Shares	Amount	Issued	Treasury	Outstanding
BALANCE—July 1, 2010	515	$5,063	10,827,673	(642,698)	10,184,975	$108	$84,605	$39,882	$4,043	$(3,893)		$129,808

Comprehensive income:
Net income	—	—	—	—	—	—	—	4,832	—	—	$4,832	4,832
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(2,352)	—	(2,352)	(2,352)

Total comprehensive income											$2,480

Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—		(77)
Stock-based compensation expense	—	—	—	—	—	—	380	—	—	—		380
Restricted stock grants	—	—	24,003	(3,119)	20,884	1	49	—	—	(44)		6
Stock option exercises and tax benefits of equity compensation	—	—	16,888	—	16,888	—	170	—	—	—		170

BALANCE—September 30, 2010	515	$5,063	10,868,564	(645,817)	10,222,747	$109	$85,204	$44,637	$1,691	$(3,937)		$132,767

See notes to condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,832	$3,708
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(4,379)	(6,408)
Amortization (accretion) of premiums (discounts) on loans	(826)	(1,607)
Amortization of borrowing costs	1	4
Stock-based compensation expense	380	132
Valuation of financial instruments carried at fair value	(39)	142
Impairment charge on securities held to maturity	430	1,369
Provision for loan losses	1,600	2,000
Deferred income taxes	(976)	(678)
Origination of loans held for sale	(60,623)	(25,006)
Unrealized gain on loans held for sale	(380)	—
Gain on sales of loans held for sale	(1,393)	(332)
Proceeds from sale of loans held for sale	50,259	25,163
Depreciation and amortization of furniture, equipment and software	75	54
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(374)	(231)
Other assets	(144)	1,182
Accrued interest payable	(38)	(88)
Accounts payable and accrued liabilities	3,328	(3,361)

Net cash used in operating activities	(8,267)	(3,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(42,291)	(69,491)
Proceeds from repayment of securities	59,868	33,312
Proceeds from redemption of stock of the Federal Home Loan Bank	699	—
Origination of loans, net	(67,020)	(8,436)
Proceeds from sales of repossessed assets	959	3,124
Purchases of loans, net of discounts and premiums	(80,669)	(1,633)
Principal repayments on loans	42,565	29,005
Purchases of furniture, equipment and software	(437)	(112)

Net cash used in investing activities	(86,326)	(14,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	23,544	114,989
Proceeds from the Federal Home Loan Bank advances	102,000	21,000
Repayment of the Federal Home Loan Bank advances	(35,000)	(58,000)
Proceeds from borrowing at the Fed Discount Window	—	100,000
Repayment of borrowing at the Fed Discount Window	—	(160,000)
Proceeds from exercise of common stock options	124	152
Proceeds from issuance of common stock	1	—
Tax benefit from exercise of common stock options and vesting of restricted stock grants	95	114
Cash dividends on preferred stock	(77)	(77)

Net cash provided by financing activities	90,687	18,178

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,906)	(10)
CASH AND CASH EQUIVALENTS—Beginning of year	18,205	8,406

CASH AND CASH EQUIVALENTS—End of period	$14,299	$8,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$8,455	$9,296

Income taxes paid	$1,012	$2,200

Transfers to other real estate and repossessed vehicles	$2,092	$944

Preferred stock dividends declared but not paid	$—	$96

See notes to condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Dollars in thousands, except earnings per share)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, Inc., the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2010 included in our Annual Report on Form 10-K.

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

At each reporting date, we monitor our available for sale and held to maturity securities for other-than-temporary impairment. Other-than-temporary credit impairment losses are recognized in noninterest income and non-credit impairment losses are recognized through other comprehensive income, with a corresponding reduction in the carrying value of the investment.

Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at fair value at September 30, 2010 and at the lower of cost or market value at June 30, 2010. Fair value adjustments, lower of cost or market value adjustments, as well as realized gain and losses, are recorded as mortgage banking income. The Bank generally sells it loans with servicing released to the buyer.

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

New Accounting Pronouncements. In June 2009, the FASB issued ASC Topic 860-10-65, Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (SFAS 166). ASC Topic 860-10-65 removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 Variable Interest Entities, to Variable Interest Entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. ASC Topic 860-10-65 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all fiscal periods beginning after November 15, 2009. The Company adopted ASC Topic 860-10-65 on July 1, 2010. The impact of the adoption was not material.

In June 2009 the FASB issued ASC Topic 810-10, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). ASC Topic 810-10 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity. ASC Topic 810-10 is effective for all fiscal periods beginning after November 15, 2009. The Company adopted ASC Topic 810-10 on July 1, 2010. The impact of the adoption was not material.

On January 21, 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures, to provide for the following:

•	Disclosures of transfers in and out of Level 1 and 2 financial instrument categories, including the entity’s policy for transfers in and out of all categories

•	Clarification of the need to disclose valuation techniques and inputs for both recurring and nonrecurring measurements for Level 2 and 3 measurements

•

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

In July 2010, the FASB issued an Accounting Standards Update (“ASU”), “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company expects the adoption on December 31, 2010 to be disclosure-related only and to have no impact on its results of operations.

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

Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At September 30, 2010, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 37.6% of all banks in the collateral pools, compared to 21.2% of the banks actually in default as of September 30, 2010. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At September 30, 2010, the Company used a weighted average discount margin of 386 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at September 30, 2010 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $575. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $690.

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

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in August 2010) was 9.6%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates.

To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at September 30, 2010 are from 0.4% up to 48.0% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at September 30, 2010 are from 25.0% up to 70.0% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at September 30, 2010, the Company computed its discount rates as a spread between 223 and 391 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.

Loans Held for Sale. The fair value of loans held for sale are determined, when possible, by using quoted secondary-market prices or by existing forward sales commitment prices with investors.

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

Mortgage Banking Derivatives. The fair value for mortgage banking derivatives are either based upon prices in active markets for identical securities or based on quoted market prices of similar assets used to form a dealer quote or a pricing matrix.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and June 30, 2010. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)

	September 30, 2010
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$4,441	$4,441

Securities—Available for Sale:
Agency Debt	$—	$50,984	$—	$50,984
Agency RMBS	—	71,857	—	71,857
Non-Agency RMBS	—	—	117,885	117,885

Total—Securities—Available for Sale	$—	$122,841	$117,885	$240,726

Loans Held for Sale	$—	$17,648	$—	$—

Other assets—Derivative instruments	$—	$—	$140	$140

	June 30, 2010
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$4,402	$4,402

Securities—Available for Sale:
Agency Debt	$—	$60,965	$—	$60,965
Agency RMBS	—	58,279	—	58,279
Non-Agency RMBS	—	—	123,186	123,186

Total—Securities—Available for Sale	$—	$119,244	$123,186	$242,430

Other assets—Derivative instruments	$—	$—	$—	$—

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Trading Securities Other debt securities: Non-Agency	Available for Sale Securities RMBS Non-Agency
	(Dollars in thousands)
Assets:
Beginning Balance July 1, 2010	$4,402	$123,186
Total gains/(losses)—(realized/unrealized):
Included in earnings—Sale of mortgage-back securities	—	—
Included in earnings—Fair value gain on trading securities	39	—
Included in other comprehensive income		(114)
Purchases, issuances, and settlements	—	(5,187)
Transfers into Level 3	—	—

Ending balance September 30, 2010	$4,441	$117,885

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $9,322 after a write-off of $1,573 at September 30, 2010, resulting in an additional provision for loan losses of $605 during the three months ended September 30, 2010. At September 30, 2009, our collateral-dependent loans had a carrying amount of $4,600 after a write-off of $779, resulting in additional provision for loan losses of $313.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $2,738, after a valuation allowance of $413 at September 30, 2010 and an expense of $50 for the three months ended September 30, 2010.

Held to maturity securities measured for impairment on a non-recurring basis had a carrying amount of $71,775 at September 30, 2010, after a charge to income of $424 and charges to other comprehensive income of $2,682 during the three months ended September 30, 2010. During the three months ended September 30, 2009, our non-recurring basis had a carrying amount of $43,484, after a charge to income of $1,390 and recoveries from other comprehensive income of $21. These held to maturity securities are valued using Level 3 inputs.

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	September 30, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$14,299	$14,299	$18,205	$18,205
Securities trading	4,441	4,441	4,402	4,402
Securities available for sale	240,726	240,726	242,430	242,430
Securities held to maturity	304,969	303,774	320,807	326,867
Stock of the Federal Home Loan Bank	17,449	N/A	18,148	N/A
Loans held for sale	17,648	17,648	5,511	5,511
Loans held for investment—net	876,934	925,333	774,899	801,152
Accrued interest receivable	5,414	5,414	5,040	5,040
Financial liabilities:
Time deposits and savings	991,724	1,019,758	968,180	982,375
Securities sold under agreements to repurchase	130,000	146,550	130,000	144,591
Advances from the Federal Home Loan Bank	250,000	260,262	182,999	191,707
Subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	1,941	1,941	1,979	1,979

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

4. SECURITIES

The amortized cost, carrying amount and fair value for the major categories of securities trading, available for sale, and held to maturity at September 30, 2010 and June 30, 2010 were:

	Trading	Available for sale				Held to maturity
	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
	September 30, 2010
	(Dollars in Thousands)
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$71,634	$983	$(760)	$71,857	$32,271	$481	$(1,050)	$31,702
Non-agency [2]	—	104,472	13,419	(6)	117,885	272,698	12,787	(13,413)	272,072

Total mortgage-backed securities	—	176,106	14,402	(766)	189,742	304,969	13,268	(14,463)	303,774

Other debt securities:
U.S. agencies [1]	—	50,985	—	(1)	50,984	—	—	—	—
Non-agency	4,441	—	—	—	—	—	—	—	—

Total other debt securities	4,441	50,985	—	(1)	50,984	—	—	—	—

Total debt securities	$4,441	$227,091	$14,402	$(767)	$240,726	$304,969	$13,268	$(14,463)	$303,774

	June 30, 2010
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$56,933	$1,346	$—	$58,279	$35,317	$528	$(229)	$35,616
Non-agency [2]	—	109,659	13,527	—	123,186	285,490	16,222	(10,461)	291,251

Total mortgage-backed securities	—	166,592	14,873	—	181,465	320,807	16,750	(10,690)	326,867

Other debt securities:
U.S. agencies [1]	—	60,966	2	(3)	60,965	—	—	—	—
Non-agency	4,402	—	—	—	—	—	—	—	—

Total other debt securities	4,402	60,966	2	(3)	60,965	—	—	—	—

Total debt securities	$4,402	$227,558	$14,875	$(3)	$242,430	$320,807	$16,750	$(10,690)	$326,867

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available for sale portfolio with a total fair value of $117,885 at September 30, 2010 consists of 32 different issues of super senior securities with a fair value of $79,874; two senior structured whole loan securities with a fair value of $36,959 and nine mezzanine z-tranche securities with a fair value of $1,052 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $272,698 at September 30, 2010 consists of 82 different issues of super senior securities totaling $267,963, one senior-support security with a carrying value of $3,546 and one other security with a carrying value of $1,189. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $1,216 impairment loss during fiscal 2009 and $5,114 during fiscal 2010. For the three months ended September 30, 2010 the security had not experienced additional impairments. The current face amounts of debt securities available for sale and held to maturity that were pledged to secure borrowings at September 30, 2010 and June 30, 2010 were $509,007and $491,000 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Available for sale securities in loss position for						Held to maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2010
	(Dollars in Thousands)
RMBS:
U.S. agencies	$33,217	$(760)	$—	$—	$33,217	$(760)	$18,414	$(1,050)	$—	$—	$18,414	$(1,050)
Non-agency	131	(6)	—	—	131	(6)	46,368	(3,753)	76,955	(9,660)	123,323	(13,413)

Total RMBS securities	33,348	(766)	—	—	33,348	(766)	64,782	(4,803)	76,955	(9,660)	141,737	(14,463)

Other Debt:
U.S. agencies	50,984	(1)	—	—	50,984	(1)	—	—	—	—	—	—

Total Other Debt	50,984	(1)	—	—	50,984	(1)	—	—	—	—	—	—

Total debt securities	$84,332	$(767)	$—	$—	$84,332	$(767)	$64,782	$(4,803)	$76,955	$(9,660)	$141,737	$(14,463)

	June 30, 2010
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—	$20,200	$(229)	$—	$—	$20,200	$(229)
Non-agency	—	—	—	—	—	—	63,867	(2,771)	75,558	(7,690)	139,425	(10,461)

Total RMBS securities	—	—	—	—	—	—	84,067	(3,000)	75,558	(7,690)	159,625	(10,690)

Other Debt:
U.S. agencies	35,968	(3)	—	—	35,968	(3)	—	—	—	—	—	—

Total Other Debt	35,968	(3)	—	—	35,968	(3)	—	—	—	—	—	—

Total debt securities	$35,968	$(3)	$—	$—	$35,968	$(3)	$84,067	$(3,000)	$75,558	$(7,690)	$159,625	$(10,690)

There were 16 securities that were in a continuous loss position at September 30, 2010 for a period of more than 12 months. There were 14 securities that were in a continuous loss position at June 30, 2010 for a period of more than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Beginning balance	$(7,492)	$(1,454)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	(387)	(104)
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	(43)	(1,265)

Ending balance	$(7,922)	$(2,823)

At September 30, 2010, 22 non-agency RMBS with a total carrying amount of $71,775 were determined to have cumulative credit losses of $7,922 of which $1,454 was recognized in earnings during fiscal 2009 and $6,038 was recognized in earnings during fiscal 2010. An additional $430 was recognized in earnings during the first quarter ending September 30, 2010. This quarter’s other-than-temporary impairment of $430 is related to 8 non-agency RMBS with a total carrying amount of $27,039. In accordance with ASC Topic 320-10-65-65.1, the Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.

To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than -temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 2. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate announced prior to the end of the period covered by this report (reported in August 2010) was 9.6%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates.

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

There were no gross gains and losses realized through earnings upon the sale of available for sale securities for the three months ended September 30, 2010 and 2009.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive income as follows:

	September 30, 2010	June 30, 2010
	(Dollars in Thousands)
Available for sale debt securities—net unrealized gains	$13,635	$14,872
Held to maturity debt securities—other-than-temporary impairment loss	(10,819)	(8,135)

Subtotal	2,816	6,737
Tax expense	(1,125)	(2,694)

Net unrealized gain on investment securities in accumulated other comprehensive income	$1,691	$4,043

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available for sale and held to maturity at September 30, 2010 were:

	September 30, 2010
	Available for sale		Held to maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
	(Dollars in Thousands)
RMBS—U.S. agencies [1]:
Due within one year	$22,431	$22,476	$9,541	$7,491	$—
Due one to five years	26,778	26,720	14,133	12,846	—
Due five to ten years	11,584	12,881	4,257	6,605	—
Due after ten years	10,841	9,780	4,340	4,760	—

Total RMBS—U.S. agencies [1]	71,634	71,857	32,271	31,702	—

RMBS—Non-agency:
Due within one year	21,907	24,223	40,670	41,930	—
Due one to five years	53,386	59,082	75,773	79,333	—
Due five to ten years	16,916	19,425	42,250	41,858	—
Due after ten years	12,263	15,155	114,005	108,951	4,441

Total RMBS—Non-agency	104,472	117,885	272,698	272,072	4,441

Other debt:
Due within one year	50,985	50,984	—	—	—
Due one to five years	—	—	—	—	—
Due five to ten years	—	—	—	—	—
Due after ten years	—	—	—	—	—

Total other debt	50,985	50,984	—	—	—

Total	$227,091	$240,726	$304,969	$303,774	$4,441

[1]	Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5. LOANS & ALLOWANCE FOR LOAN LOSS

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2010	June 30, 2010
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential single family (one to four units)	$309,679	$259,790
Home equity	41,874	22,575
Residential multifamily (five units or more)	410,401	370,469
Commercial and land	37,781	33,553
Consumer—Recreational vehicle	37,284	39,842
Other	55,487	62,875

Total gross loans	892,506	789,104
Allowance for loan losses	(6,426)	(5,893)
Unaccreted discounts and loan fees	(9,146)	(8,312)

Net loans	$876,934	$774,899

Allowance for Loan Loss. The Company’s goals is to maintain the allowance for loan losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at September 30, 2010, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

The Company provides general loan loss reserves for its RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The Company provides general loan loss reserves for mortgage loans based upon the size and type of the mortgage loan and the loan-to-value ratio.

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2010:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Balance at July 1, 2010	$1,721	$205	$1,860	$213	$1,859	$35	$5,893
Provision for loan loss	692	20	299	(22)	585	26	1,600
Charge-offs	(315)	(42)	(290)	—	(616)	(27)	(1,290)
Recoveries	—	—	223	—	—	—	223

Balance at September 30, 2010	$2,098	$183	$2,092	$191	$1,828	$34	$6,426

Impaired Loans and Nonperforming Loans. Nonperforming loans consisted of the following at:

	September 30, 2010	June 30, 2010
	(Dollars in Thousands)
Nonaccrual loans:
Loans secured by real estate:
Single family	$6,025	$5,841
Home equity loans	143	87
Multifamily	7,354	4,675
Commercial	—	—

Total nonaccrual loans secured by real estate	13,522	10,603
RV/Auto	936	1,084
Other	—	16

Total nonperforming loans	$14,458	$11,703

Nonperforming loans to total loans	1.62%	1.48%

Nonperforming loans totaled $14,458 and $11,703 at September 30, 2010 and June 30, 2010, respectively. The average balances of nonperforming loans were $12,823 and $3,698 for the three-month periods ended September 30, 2010 and 2009, respectively. All nonperforming loans were on non-accrual and no interest income was recognized on these loans during the three month periods ended September 30, 2010 and 2009.

Approximately 21% and 27% of our non-performing loans at September 30, 2010 and June 30, 2010, respectively, were considered troubled debt restructurings (TDRs). Certain TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs loans are removed from the non-performing loan category and any previously deferred interest income is recognized. From time to time the Bank modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. During the temporary period of modification, the Bank classifies these loans as performing TDRs that consisted of the following at:

	September 30, 2010	June 30, 2010
	(Dollars in Thousands)
Performing mortgage loans temporarily modified as TDR	$1,453	$1,133
Performing RV loans temporarily modified as TDR	3,330	2,907

Total performing loans temporarily modified as TDR	$4,783	$4,040

Performing loan TDRs and non performing loans—Impaired loans	$19,241	$15,743

Interest recognized on performing loans temporarily modified as TDRs was $84 and $69 for the three-month periods ended September 30, 2010 and 2009, respectively. The average balances of performing loan TDRs and non performing loans was $18 and $7 for the three-month periods ended September 30, 2010 and 2009, respectively.

6. STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the 2004 Stock Incentive Plan (“2004 Plan”) and the 1999 Stock Option Plan (“1999 Plan”), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants.

1999 Stock Option Plan. In July 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan and in August 2001, the Company’s shareholders approved an amendment to the 1999 Plan such that 15% of the outstanding shares of the Company would always be available for grants under the 1999 Plan. The 1999 Plan is designed to encourage selected employees and directors to improve operations and increase profits, to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The 1999 Plan requires that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and nonqualified options. The options issued under the 1999 Plan generally vest in between three and five years. Option expiration dates are established by the plan administrator but may not be later than 10 years after the date of the grant.

In November 2007, the shareholders of the Company approved the termination of the 1999 Plan. No new option awards will be made under the 1999 Plan and the outstanding awards under the 1999 Plan will continue to be subject to the terms and conditions of the 1999 Plan.

2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At September 30, 2010, there were a maximum of 2,030,200 shares available for issuance under the limits of the 2004 Plan.

Stock Options. Prior to July 1, 2005, the Company accounted for the Plans under the recognition and measurement provisions of ASC Topic 718. No stock option compensation cost was recognized in the income statements as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

The Company’s income before income taxes and net income for the three months ended September 30, 2010 and 2009 included stock option compensation cost of $3 and $18, respectively. The total income tax benefit was $1 and $7 for the three months ended September 30, 2010 and 2009, respectively. At September 30, 2010, expense related to stock option grants has been fully recognized.

A summary of stock option activity under the Plans during the period July 1, 2009 to September 30, 2010 is presented below:

	Number of Shares	Weighted-average Exercise Price Per Share
Outstanding—July 1, 2009	760,371	$7.32
Granted	—	$—
Exercised	(266,708)	$6.70
Converted	(97,482)	$4.19
Cancelled	(261)	$7.35

Outstanding—June 30, 2010	395,920	$8.52
Granted	—	—
Exercised	(16,888)	$7.33
Cancelled	(6)	$7.35

Outstanding—September 30, 2010	379,026	$8.57

Options exercisable—June 30, 2009	394,883	$8.52
Options exercisable—September 30, 2010	379,026	$8.57

The following table summarizes information as of September 30, 2010 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$ 4.19	42,982	0.5	42,982	$4.19
$ 7.35	83,794	5.8	83,794	$7.35
$ 8.50	7,500	5.2	7,500	$8.50
$ 9.20	7,500	4.9	7,500	$9.20
$ 9.50	110,100	4.8	110,100	$9.50
$10.00	126,150	2.6	126,150	$10.00
$11.00	1,000	1.8	1,000	$11.00

$ 8.57	379,026	3.8	379,026	$8.57

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at September 30, 2010 were $1,252 and $1,252, respectively.

Restricted Stock and Restricted Stock Units. Under the 2004 Plan, employees and directors are eligible to receive grants of restricted stock and restricted stock units. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.

During the quarters ended September 30, 2010 and 2009, the Company granted 332,457 and 36,340 restricted stock units respectively, to employees and directors. Restricted stock unit (“RSU”) awards granted during these quarters vest over three years, one-third on each anniversary date, except the 240,000 units granted to our CEO in the quarter ended September 30, 2010, which vest one-third on each fiscal year end.

The Company’s income before income taxes and net income for the quarters ended September 30, 2010 and 2009 included stock award expense of $377 and $114, respectively. The income tax benefit was $149 and $47, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2010, unrecognized compensation expense related to non-vested awards aggregated to $4,682 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
(Dollars in Thousands)
For the fiscal year remainder:
2011	$1,241
2012	1,849
2013	1,546
2014	46

Total	$4,682

The following table presents the status and changes in restricted stock grants from July 1, 2009 through September 30, 2010:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2009	153,104	$6.49
Granted	151,018	$7.91
Vested	(104,974)	$7.09
Cancelled	—	$—

Non-vested balance at June 30, 2010	199,148	$7.88

Granted	332,457	$11.38
Vested	(25,537)	$7.22
Cancelled	(8,069)	$10.39

Non-vested balance at September 30, 2010	497,999	$10.21

The total fair value of shares vested during the quarter ended September 30, 2010 was $308.

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At September 30, 2010, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,
	2010	2009
	(Dollars in Thousands, except per share data)
Earnings Per Common Share
Net income	$4,832	$3,708
Preferred stock dividends	(77)	(173)

Net income attributable to common shareholders	$4,755	$3,535

Average common shares issued and outstanding	10,243,707	8,114,929
Average unvested Restricted stock grant and RSU shares	319,845	147,542

Total qualifying shares	10,563,552	8,262,471

Earnings per common share	$0.45	$0.43

Diluted Earnings Per Common Share
Net income attributable to common shareholders	$4,755	$3,535
Preferred stock dividends to dilutive convertible preferred	—	95

Dilutive net income attributable to common shareholders	$4,755	$3,630

Average common shares issued and outstanding	10,563,552	8,262,471
Dilutive effect of Stock Options	97,213	79,030
Dilutive effect of convertible preferred stock	—	531,690

Total dilutive common shares issued and outstanding	10,660,765	8,873,191

Diluted earnings per common share	$0.45	$0.41

Options to acquire zero and 481,761 shares for the three months ended September 30, 2010 and 2009, respectively, were not included in determining diluted earnings per share, as they were anti-dilutive.

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

At September 30, 2010, the Company had commitments to originate loans of $42.8 million. At September 30, 2010, the Company also had commitments to sell loans of $54.1 million. At September 30, 2010, 86.1% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale.

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

9. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates. There was one refinance of an existing related party loan granted under the provisions of the employee loan program during the three months ended September 30, 2010, totaling $1,870 and three new loans granted during the three months ended September 30, 2009 totaling $2,071.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2010, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.

Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors summarized in Part II, Item 1A under the heading “Risk Factors” in this report, and discussed in greater detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2010, which has been filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.

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

Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2010 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)

	September 30, 2010	June 30, 2010	September 30, 2009
Selected Balance Sheet Data:
Total assets	$1,517,993	$1,421,081	$1,324,069
Loans—net of allowance for loan losses	876,934	774,899	595,140
Loans held for sale	17,648	5,511	3,365
Allowance for loan losses	6,426	5,893	5,270
Securities—trading	4,441	4,402	5,299
Securities—available for sale	240,726	242,430	275,720
Securities—held to maturity	304,969	320,807	382,481
Total deposits	991,724	968,180	763,513
Securities sold under agreements to repurchase	130,000	130,000	130,000
Advances from the FHLB	250,000	182,999	225,988
Subordinated debentures	5,155	5,155	105,155
Total stockholders’ equity	132,767	129,808	93,016

BofI HOLDING, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or for the Three Months Ended September 30,
	2010	2009
Selected Income Statement Data:
Interest and dividend income	$21,089	$21,777
Interest expense	8,417	9,212

Net interest income	12,672	12,565
Provision for loan losses	1,600	2,000

Net interest income after provision for loan losses	11,072	10,565
Non-interest income (loss)	2,122	(1,009)
Non-interest expense	5,199	3,277

Income before income tax expense	7,995	6,279
Income tax expense	3,163	2,571

Net income	$4,832	$3,708

Net income attributable to common stock	$4,755	$3,535
Per Share Data:
Net income:
Basic	$0.45	$0.43
Diluted	$0.45	$0.41
Book value per common share	$12.49	$10.19
Tangible book value per common share	$12.49	$10.19
Weighted average number of shares outstanding:
Basic	10,563,552	8,262,471
Diluted	10,660,765	8,873,191
Common shares outstanding at end of period	10,222,747	8,164,914
Common shares issued at end of period	10,868,564	8,791,068
Performance Ratios and Other Data:
Loan originations for investment	$67,020	$8,436
Loan originations for sale	60,623	25,005
Loan purchases	80,669	1,633
Return on average assets	1.32%	1.12%
Return on average stockholders’ equity	14.86%	17.20%
Interest rate spread [1]	3.34%	3.70%
Net interest margin [2]	3.55%	3.88%
Efficiency ratio	35.14%	28.36%
Capital Ratios:
Equity to assets at end of period	8.75%	7.03%
Tier 1 leverage (core) capital to adjusted tangible assets [3,4]	8.57%	7.10%
Tier 1 risk-based capital ratio [3,4]	13.88%	11.70%
Total risk-based capital ratio [3,4]	14.57%	12.36%
Tangible capital to tangible assets [3,4]	8.57%	7.10%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.62%	0.98%
Nonperforming loans to total loans	1.62%	0.76%
Nonperforming assets to total assets	1.19%	0.73%
Allowance for loan losses to total loans at end of period	0.72%	0.87%
Allowance for loan losses to nonperforming loans	44.45%	114.57%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
[3]	Reflects regulatory capital ratios of Bank of Internet USA only.
[4]

The Bank’s Ratios for Tier 1 Capital to assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets at September 30, 2009 were reduced from 7.20% to 7.10%, 15.51% to 11.70% and 16.37% to 12.36%, respectively to reflect consolidation of the BIRT Re-securitization trust at the Bank level. Previously, the BIRT Re-securitization trust was consolidated into BofI Holding, Inc. parent of the Bank.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2010 and September 30, 2009

For the three months ended September 30, 2010, we had net income of $4,832,000 compared to net income of $3,708,000 for the three months ended September 30, 2009. Net income attributable to common stock holders was $4,755,000 or $0.45 per diluted share compared to net income of $3,708,000 or $0.41 per diluted share for the three months ended September 30, 2010 and 2009, respectively.

Other key comparisons between our operating results for the three months ended September 30, 2010 and 2009 are:

•

Net interest income increased $107,000 in the 2010 quarter due to a 10.2% increase in average earning assets primarily from loan originations and loan pool purchases. Our net interest margin decreased 33 basis points in the quarter ended September 30, 2010 compared to September 30, 2009, as the earning rates on loans decreased 54 basis points and rates on securities decreased 153 basis points offset by a decrease in the rates paid on deposits and borrowings of 46 basis points.

•

The loan loss provision was $1,600,000 for the September 30, 2010 quarter compared to $2,000,000 for the quarter ended September 30, 2009. The decrease in the loan loss provision was due primarily to a decrease in recreational vehicle charge-offs this quarter compared to quarter ended September 30, 2009.

•

Non-interest income increased $3,131,000 for the quarter ended September 30, 2010 compared to the quarter September 30, 2009. The increase in non-interest income was primarily the result of a $1,000,000 increase in prepayment penalty income and an increase of gains from mortgage banking sales of $1,061,000. In addition, a decrease in impairment charges on investment securities in the 2010 quarter improved non-interest income by $939,000 over the 2009 quarter.

•

Non-interest expense increased $1,922,000 for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 primarily due to a $1,413,000 increase in compensation attributed to increased staffing and restricted stock compensation.

Net Interest Income

Net interest income for the quarter ended September 30, 2010 totaled $12.7 million, a 0.9% increase compared to net interest income of $12.6 million for the quarter ended September 30, 2009.

Total interest and dividend income during the quarter ended September 30, 2010 decreased 3.2% to $21.1 million, compared to $21.8 million during the quarter ended September 30, 2009. The decrease in interest and dividend income for the quarter was attributable primarily to reduction in average earning assets from purchases of investment securities. The average balance of investment securities (primarily mortgage-backed securities) decreased 8.6% when compared to the three-month period ended September 30, 2009. The decrease in interest income was also the result of lower rates earned on mortgage-backed securities. The loan portfolio yield for the quarter ended September 30, 2010 decreased 54 basis points and the investment security portfolio yield decreased 153 basis points from the prior period. The net growth in average earning assets for the three-month period was funded largely by increased demand and savings accounts. Total interest expense decreased 8.7% to $8.4 million for the quarter ended September 30, 2010 compared with $9.2 million for the quarter ended September 30, 2009. The average funding rate decreased by 46 basis points while average interest-bearing liabilities grew 7.8%. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 110 basis points and decreases in the average funding rates of demand and savings accounts of 86 basis points, partially offset by an increase in other borrowings of 259 basis points when comparing the quarters ended September 30, 2010 and 2009. Net interest margin, defined as net interest income divided by average earning assets, decreased by 33 basis points to 3.55% for the quarter ended September 30, 2010, compared with 3.88% for the quarter ended September 30, 2009.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,
	2010			2009
	Average Balance [2]	Interest Income/ Expense	Average Yields Earned/Rates Paid [1]	Average Balance [2]	Interest Income/ Expense	Average Yields Earned/Rates Paid
	(Dollars in thousands)
Assets:
Loans [3,4]	$828,259	$12,849	6.21%	$612,955	$10,350	6.75%
Federal funds sold	10,188	4	0.16%	38,993	16	0.16%
Interest-earning deposits in other financial institutions	115	—	0.00%	283	—	0.00%
Mortgage-backed and other investment securities [5]	569,960	8,216	5.77%	623,225	11,372	7.30%
Stock of the FHLB, at cost	17,806	20	0.45%	18,848	39	0.83%

Total interest-earning assets	1,426,328	21,089	5.91%	1,294,304	21,777	6.73%
Noninterest-earning assets	32,930			27,713

Total assets	$1,459,258			$1,322,017
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$387,161	$836	0.86%	$360,850	$1,552	1.72%
Time deposits	585,034	4,391	3.00%	378,099	3,879	4.10%
Securities sold under agreements to repurchase	130,000	1,446	4.45%	130,000	1,436	4.42%
Advances from the FHLB	204,902	1,706	3.33%	215,682	2,224	4.12%
Other borrowings	5,155	38	2.95%	133,198	121	0.36%

Total interest-bearing liabilities	1,312,252	8,417	2.57%	1,217,829	9,212	3.03%

Noninterest-bearing demand deposits	7,065			4,560
Other noninterest-bearing liabilities	6,848			7,609
Stockholders’ equity	133,093			92,019
Total liabilities and stockholders’ equity	$1,459,258			$1,322,017

Net interest income		$12,672			$12,565

Interest rate spread [6]			3.34%			3.70%
Net interest margin [7]			3.55%			3.88%

[1]	Annualized.
[2]	Average balances are obtained from daily data.
[3]	Loans include loans held for sale, loan premiums and unearned fees.
[4]	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.
[5]	All investments are taxable.
[6]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[7]	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30, 2010 vs 2009
	Increase (Decrease) Due to
	(Dollars in thousands)
	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$3,635	$(841)	$(295)	$2,499
Federal funds sold	(12)	(1)	1	(12)
Mortgage-backed and other investment securities	(972)	(2,388)	204	(3,156)
Stock of the FHLB, at cost	(2)	(18)	1	(19)

	$2,649	$(3,248)	$(89)	$(688)

Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$113	$(773)	$(56)	$(716)
Time deposits	2,123	(1,041)	(570)	512
Securities sold under agreements to repurchase	—	10	—	10
Advances from the FHLB	(111)	(428)	21	(518)
Other borrowings	(116)	861	(828)	(83)

	$2,009	$(1,371)	$(1,433)	$(795)

Provision for Loan Losses

The loan loss provision was $1,600,000 for the quarter ended September 30, 2010, compared to $2,000,000 for the quarter ended September 30, 2009. The decreased provision for the 2010 quarter was primarily due to a decrease in charge-offs of RV loans which declined from $1,154,000 to $616,000 for the quarters ended September 30, 2009 and 2010, respectively. The nationwide decline in housing values and higher unemployment has negatively impacted consumer credit. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended September 30,
	2010	2009
	(Dollars in Thousands)
Other-than-temporary loss on securities:
Total impairment losses	$(631)	$(1,390)
Loss recognized in other comprehensive loss	201	21

Net impairment loss recognized in earnings	(430)	(1,369)
Fair value gain (loss) on trading securities	39	(142)

Total unrealized loss on securities	(391)	(1,511)

Prepayment penalty fee income	1,000	47
Mortgage banking income	1,393	332
Banking service fees and other income	120	123

Total non-interest income (loss)	$2,122	$(1,009)

The $2.1 million in non-interest income for the three months ended September 30, 2010 was primarily the result of a gain of $1.4 million in first mortgages originated for sale and prepayment penalty fee income of $1.0 million. The loss for the three months ended September 30, 2009 was primarily the result of a gain of $332,000 in first mortgages originated for sale and an OTTI loss of $1.4 million. The increase in mortgage banking gains was due to the increase in the origination volume of loans held for sale from $25.0 million to $60.6 million for the September 30, 2009 and 2010 quarters, respectively. The increase in prepayment penalty income was attributable to one specialty loan which the commercial borrower elected to repay early.

Non-Interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	$2,821	$1,408
Professional services	434	284
Occupancy and equipment	165	104
Data processing and internet	230	200
Advertising and promotional	157	84
Depreciation and amortization	75	54
Real estate owned and repossessed vehicles	213	302
FDIC and OTS regulatory fees	438	395
Other general and administrative	666	446

Total noninterest expenses	$5,199	$3,277

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $5.2 million for the three months ended September 30, 2010, up from $3.3 million for the three months ended September 30, 2009.

Total salaries, benefits and stock-based compensation increased $1,413,000 to $2,821,000 for the quarter ended September 30, 2010 compared to $1,408,000 for the quarter ended September 30, 2009. Total compensation increased primarily due to growth in the lending business. The Bank’s staff increased from 61 to 117 full-time equivalents between September 30, 2009 and 2010.

Professional services, which include accounting and legal fees, increased $150,000 for the quarter ended September 30, 2010 over the prior quarter. The increase in professional services for the three months ended September 30, 2010 was primarily due to legal fees related to structured settlement contracts and foreclosed assets.

Advertising and promotional expense increased $73,000 for the three-month periods ending September 30, 2010, compared to the same periods ended September 30, 2009. This was primarily due to increases in lead acquisitions for our single family loan origination program and in advertising for our multifamily origination program.

Data processing and internet expense increased $30,000 for the three-month period ended September 30, 2010 compared to the three ended September 30, 2009. The increase was primarily due to a fluctuation in the number of customer accounts and fees for special enhancements to the Bank’s core processing system.

The costs and losses associated with the upkeep and disposal of the real estate owned property (“REOs”) and repossessed RV’s decreased $89,000 for the three-month period ending September 30, 2010 compared to the three-months ended September 30, 2009. This was due to decreases in property taxes and maintenance expenses and write-downs of the REOs.

The cost of our FDIC and OTS standard regulatory charges increased $43,000 for the three-month period ending September 30, 2010, compared to the three month period ended September 30, 2009. This was due to higher average deposit and borrowing balances and higher assessment rates for the period ended September 30, 2010. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.

Other general and administrative expense increased $220,000 during the quarter ended September 30, 2010 compared to the same period in 2009, primarily due to an increase in deposit, loan and other general expenses related to the increase in deposit and loan volume and the number of employees.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2010 and 2009 were 39.56% and 40.95%, respectively.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $96.9 million, or 6.8%, to $1,518.0 million, as of September 30, 2010, up from $1,421.1 million at June 30, 2010. The increase in total assets was primarily due to an increase of $102.0 million in loans held for investment offset by a decrease of $17.5 million in investment securities. Total liabilities increased a total of $94.0 million, primarily due to an increase in deposits of $23.5 million and an increase in borrowings of $67.0 million in borrowings from the Federal Home Loan Bank of San Francisco.

Loans

Net loans held for investment increased to $876.9 million at September 30, 2010 from $774.9 million at June 30, 2010. The increase in the loan portfolio was due to loan originations and purchases of $149.3 million, offset by loan repayments of $42.6 million, transfers to foreclosed real estate of $2.1 million, increased discount of $834,000 and a net increase in the allowance of $533,000 during the three months ended September 30, 2010.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2010		June 30, 2010
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$309,679	34.7%	$259,790	32.9%
Home equity	41,874	4.7%	22,575	2.9%
Multifamily (five units or more)	410,401	46.0%	370,469	46.9%
Commercial real estate and land loans	37,781	4.2%	33,553	4.3%
Consumer—Recreational vehicle	37,284	4.2%	39,842	5.0%
Other	55,487	6.2%	62,875	8.0%

Total loans held for investment	$892,506	100.0%	$789,104	100.0%

Allowance for loan losses	(6,426)		(5,893)
Unamortized premiums/discounts, net of deferred loan fees	(9,146)		(8,312)

Net loans held for investment	$876,934		$774,899

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through September 30, 2010, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Nonperforming Assets

Nonperforming loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate and repossessed assets. At September 30, 2010, our nonperforming loans totaled $14,458,000, or 1.62% of total gross loans and our total nonperforming assets totaled $18,118,000, or 1.19% of total assets.

Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following as of the dates indicated:

	September 30, 2010	June 30, 2010
	(Dollars in thousands)
Nonperforming assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$6,025	$5,841
Home equity loans	143	87
Multifamily	7,354	4,675
Commercial	—	—

Total nonaccrual loans secured by real estate	13,522	10,603
RV/Auto	936	1,084
Other	—	16

Total nonperforming loans	14,458	11,703
Foreclosed real estate	2,738	2,354
Repossessed—vehicles	922	347

Total nonperforming assets	$18,118	$14,404

Total nonperforming loans as a percentage of total loans	1.62%	1.48%
Total nonperforming assets as a percentage of total assets	1.19%	1.01%

Total nonperforming loans increased $2.8 million and total nonperforming assets increased a net $3.7 million between June 30, 2010 and September 30, 2010. The increase in nonperforming loans was due primarily to one delinquent multifamily loan in Yuba City, California for $2.9 million. The increase in nonperforming assets includes net growth of $1.0 million in foreclosed and repossessed vehicles including two REO properties and eight vehicles.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent modifications of principal and interest. The Bank has other performing loans temporarily modified as troubled debt restructurings. At September 30, 2010, the Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $1,453 and $3,330, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2010, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. We provide general loan loss reserves for our mortgage loans based upon the size and type of the mortgage loan and the loan-to-value ratio. Over the last two years, we have experienced increased charge-offs of RV loans due to the nationwide recession. Our Bank’s portfolio of RV loans is expected to decrease in the future as the Bank no longer originates RV loans. The amount of RV charge-offs for the quarter ended September 30, 2010, declined $538,000 compared to the quarter ended September 30, 2009, but increased $424,000 compared to the last quarter ended June 30, 2010. Based upon the stabilization of the economy and the one-year anniversary of the peaking of the nationwide unemployment rate, we believe there will be an overall decline in RV write-offs in fiscal 2011. Given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2010:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Balance at July 1, 2010	$1,721	$205	$1,860	$213	$1,859	$35	$5,893
Provision for loan loss	692	20	299	(22)	585	26	1,600
Charge-offs	(315)	(42)	(290)	—	(616)	(27)	(1,290)
Recoveries	—	—	223	—	—	—	223

Balance at September 30, 2010	$2,098	$183	$2,092	$191	$1,828	$34	$6,426

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2010		June 30, 2010
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
	(Dollars in thousands)
Single family	$2,098	32.65%	$1,721	29.20%
Home equity	183	2.85%	205	3.48%
Multifamily	2,092	32.55%	1,860	31.56%
Commercial real estate and land	191	2.97%	213	3.62%
Consumer - Recreational vehicles	1,828	28.45%	1,859	31.55%
Other	34	0.53%	35	0.59%

Total	$6,426	100.00%	$5,893	100.00%

The loan loss provision was $1,600,000 for the quarter ended September 30, 2010, compared to $2,000,000 for the quarter ended September 30, 2009. The decreased provision for the 2010 quarter was primarily due to a decrease in charge-offs of RV loans which declined from $1,154,000 to $616,000 for the quarters ended September 30, 2009 and 2010, respectively.

We believe the weighted average the loan-to-value (LTV) percentage at September 30, 2010 of 52.43% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and will continue to result in the future, in lower average mortgage loan charge-offs when compared to other banks. The LTV is calculated by dividing the current loan balance by the value at the time of origination.

Investment Securities

Total investment securities were $550.1 million as of September 30, 2010, compared with $567.6 million at June 30, 2010. During the three months ended September 30, 2010, we purchased $27.3 million of mortgage-backed securities and $15.0 million in Federal Home Loan Mortgage Corporation (FHLMC) discount notes available for sale, had bonds mature for $25.0 million, and received principal repayments of approximately $18.6 million. We also received principal repayments of approximately $16.3 million. We currently classify agency mortgage-backed and debt securities as held to maturity or available for sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.

Deposits

Deposits increased a net $23.5 million, or 2.4%, to $991.7 million at September 30, 2010, from $968.2 million at June 30, 2010. Our deposit gain composition was the result of 15.9% increase in time deposits, partially offset by a 14.6% decrease in interest bearing bearing-demand and savings account as a result of increased promotion and competitive pricing of time deposits during the 2010 quarter.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2010		June 30, 2010
	Amount	Rate[1]	Amount	Rate[1]
	(Dollars in thousands)
Non-interest bearing:	$4,581	0.00%	$5,441	0.00%
Interest bearing:
Demand	68,494	0.81%	63,962	1.22%
Savings	292,201	0.82%	358,293	1.94%

Time deposits:
Under $100,000	226,165	2.94%	200,859	4.39%
$100,000 or more	400,283	2.74%	339,625	3.85%

Total time deposits	626,448	2.81%	540,484	4.11%

Total interest bearing	987,143	2.08%	962,739	3.20%

Total deposits	$991,724	2.07%	$968,180	3.18%

[1]	Based on weighted-average stated interest rates at end of period.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	September 30, 2010	June 30, 2010	September 30, 2009
Checking and savings accounts	16,034	17,192	16,429
Time deposits	11,576	10,554	9,544

Total number of deposits accounts	27,610	27,746	25,973

Securities Sold Under Agreements to Repurchase

Since November 2006, we have sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements have interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, we may be required to repay the $130.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 4.11 years and the weighted average remaining period before such repurchase agreements could be called is 0.37 years.

FHLB Advances

We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2010, a total of $42.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $42.0 million in advances is 2.09 years and the weighted average remaining period before such advances could be put to us is 0.39 years.

Stockholders’ Equity

Stockholders’ equity increased $3.0 million to $132.8 million at September 30, 2010 compared to $129.8 million at June 30, 2010 The increase was the result of our net income for the three months ended September 30, 2010 of $4.8 million and $0.5 million from the vesting and issuance of RSU’s and the exercise of stock options offset by a $2.4 million unrealized loss from our available for sale securities.

LIQUIDITY

During the three months ended September 30, 2010, we had net cash outflows from operating activities of $8.3 million compared to outflows of $4.0 million for the three months ended September 30, 2009. Net operating cash outflows for the periods ended were primarily due to the originations of loans held for sale.

Net cash outflows from investing activities totaled $86.3 million for the three months ended September 30, 2010, while outflows totaled $14.2 million for the same period in 2009. This was primarily due to increased loans originated and loan pools purchased offset by increased repayments of loans and residential mortgage-backed securities in the 2010 period compared to the same period in the prior year.

Our net cash provided by financing activities totaled $90.7 million for the three months ended September 30, 2010, while inflows totaled $18.2 million for the three months ended September 30, 2009. Net cash provided by financing activities increased primarily from the increase in short term borrowings offset by a decrease in the growth of deposits for the three months ended September 30, 2010 compared to September 30, 2009. During the three months ended September 30, 2010, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2010, the Company had $124.4 million available immediately and an additional $319.9 million available with additional collateral. At September 30, 2010, we also had two $10.0 million unsecured federal funds purchase lines with two different banks under which no borrowings were outstanding.

The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2010, the Bank did not have any borrowings outstanding and the amount available from this source was $217.1 million. These borrowings are collateralized by consumer loans, and mortgage-backed securities.

In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $109.2 million outstanding at September 30, 2010. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At September 30, 2010, we had commitments to originate loans of $42.8 million, and $54.1 million in commitments to sell loans. Time deposits due within one year of September 30, 2010 totaled $292.3 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of September 30, 2010:

		Payments Due by Period [1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(Dollars in thousands)
Long-term debt obligations [2]	$1,104,024	$450,562	$298,398	$181,593	$173,471
Operating lease obligations [3]	1,066	506	516	44	—

Total	$1,105,090	$451,068	$298,914	$181,637	$173,471

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2010
[2]	Amounts include principal and interest due to recipient.
[3]	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of Thrift Supervision requires our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2010, our Bank met all the capital adequacy requirements to which it was subject. At September 30, 2010, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements at September 30, 2010 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Promt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$129,839	8.57%	$60,633	4.00%	$75,791	5.00%
Tier 1 capital (to risk-weighted assets)	129,839	13.88%	N/A	N/A	56,109	6.00%
Total capital (to risk-weighted assets)	136,265	14.57%	74,811	8.00%	93,514	10.00%
Tangible capital (to tangible assets)	129,839	8.57%	22,737	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would cause the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at September 30, 2010:

	Term to Repricing, Repayment, or Maturity at September 30, 2010
	Over One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$14,299	$—	$—	$14,299
Securities [1]	402,958	38,750	108,428	550,136
Stock of the FHLB, at cost	17,449	—	—	17,449
Loans—net of allowance for loan loss [2]	337,507	208,620	330,808	876,935
Loans held for sale	17,648	—	—	17,648

Total interest-earning assets	789,861	247,370	439,236	1,476,467
Non-interest earning assets	—	—	—	41,526

Total assets	$789,861	$247,370	$439,236	$1,517,993

Interest-bearing liabilities:
Interest-bearing deposits [3]	$652,989	$250,745	$83,408	$987,142
Securities sold under agreements to repurchase	—	95,000	35,000	130,000
Advances from the FHLB [4]	133,000	37,000	80,000	250,000
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	791,144	382,745	198,408	1,372,297
Other noninterest-bearing liabilities	—	—	—	12,929
Stockholders’ equity	—	—	132,767	132,767

Total liabilities and equity	$791,144	$382,745	$331,175	$1,517,993

Net interest rate sensitivity gap	$(1,283)	$(135,375)	$240,828	$104,170
Cumulative gap	$(1,283)	$(136,658)	$104,170	$104,170
Net interest rate sensitivity gap—as a % of interest earning assets	-0.16%	-54.73%	54.83%	7.06%
Cumulative gap—as % of cumulative interest earning assets	-0.16%	-13.18%	7.06%	7.06%

[1]	Comprised of U.S. government securities and mortgage-backed securities, which are classified as held to maturity, available for sale and trading. The table reflects contractual re-pricing dates.
[2]	The table reflects either contractual re-pricing dates or maturities.
[3]	The table assumes that the principal balances for demand deposit and savings accounts will re-price in the first year.
[4]	The table reflects either contractual repricing dates or maturities and does not estimate prepayments or puts.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. The market value of equity for these purposes is not intended to refer to the trading pricing of our common stock. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the industry market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at September 30, 2010:

	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
	(Dollars in thousands)
Up 300 basis points	129,399	2.48%	8.72%
Up 200 basis points	132,748	5.13%	8.79%
Up 100 basis points	131,837	4.41%	8.59%
Base	126,273	0.00%	8.11%
Down 100 basis points	127,029	0.60%	8.04%

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

We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under “Risk Factors” in Item 1A of our Form 10-K for the year ended June 30, 2010. We encourage you to read these risk factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

The following describes certain risk factors, among others, that could affect our business and our results of operations:

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

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. Among other things, the Dodd- Frank Act merges the Office of Thrift Supervision into the Office of the Comptroller of the Currency, savings and loan holding companies will be regulated by the Federal Reserve Board, and various provisions seek to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also the Dodd-Frank Act creates a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The full impact of the Dodd- Frank Act on our business and operations will not be known for years until regulations implementing the statute are 42 written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. See “Regulation – Recently Enacted Regulatory Reform.” The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit, address practices viewed as contributing to the destabilization of the financial system, and foster an economic recovery. The regulatory and legislative initiatives described above may not have their desired effects, however. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected. Moreover, it is not clear at this time what long-term impact the EESA, TARP, the ARRA, other liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help provide long-term stability to the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us, or whether (or to what extent) we will be able to benefit from such programs. In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. For example, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible. The U.S. government’s monetary policies or changes in those policies could have a major effect on our operating results, and we cannot predict what those policies will be or any changes in such policies or the effect of such policies on us. Generally, increases in prevailing interest rates due to changes in monetary policies adversely affect banks such as us, whose liabilities tend to re-price quicker than their assets. The monetary policies of the FRB, affected principally through open market operations and regulation of the discount rate and reserve requirements, have had major effects upon the levels of bank loans, investments and deposits, and prevailing interest rates. It is not possible to predict the nature or effect of future changes in monetary and fiscal policies. In recent years, the monetary policy of the FRB has acted to reduce market interest rates to historical lows. We manage the sensitivity of our assets and liabilities; however a large and relatively rapid increase in market interest rates would have an adverse impact on our results of operations.

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

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases

Shares purchased as part of publicly announced plans Beginning Balance at July 1, 2010	595,700	$5.72	595,700	319,291

Ending Balance at September 30, 2010	595,700	$5.72	595,700	319,291

Stock Retained in Net Settlement Beginning Balance at July 1, 2010	46,998
July 1, 2010 to July 1, 2010	—
August 1, 2010 to August 31, 2010 September 1, 2010 to September 30, 2010	— 3,119

Ending Balance at September 30, 2010	50,117

Total Treasury Shares at September 30, 2010	645,817

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Document
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: November 12, 2010	By:	/s/ Gregory Garrabrants
Gregory Garrabrants
President and Chief Executive Officer
(Principal Executive Officer)