Form 10-Q
period 2010-12-31
BofI Holding, Inc.
filed 2011-02-03
CIK 1299709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2010

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ National Market of $15.51 on December 31, 2010 was $134,534,000.

The number of shares outstanding of the Registrant’s common stock on the last practicable date: 10,236,045 shares of common stock as of January 31, 2011.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	December 31, 2010	June 30, 2010
ASSETS
Cash and due from banks	$5,397	$5,834
Federal funds sold	7,276	12,371

Total cash and cash equivalents	12,673	18,205
Securities:
Trading	4,428	4,402
Available for sale	197,789	242,430
Held to maturity (fair value $375,367 in December 2010, $326,867 in June 2010)	368,196	320,807
Stock of the Federal Home Loan Bank, at cost	16,751	18,148
Loans held for sale, carried at fair value at December 31, 2010	16,658	5,511
Loans—net of allowance for loan losses of $6,884 in December 2010; $5,893 in June 2010	1,003,250	774,899
Accrued interest receivable	6,045	5,040
Furniture, equipment and software—net	2,127	621
Deferred income tax	10,139	6,153
Cash surrender value of life insurance	5,001	4,911
Other real estate owned and reposessed vehicles	4,106	2,701
Other assets	13,672	17,253

TOTAL	$1,660,835	$1,421,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$6,429	$5,441
Interest bearing	1,109,941	962,739

Total deposits	1,116,370	968,180
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	264,000	182,999
Subordinated debentures	5,155	5,155
Accrued interest payable	2,189	1,979
Accounts payable and accrued liabilities	5,529	2,960

Total liabilities	1,523,243	1,291,273
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized;
Series A—$10,000 stated value; 515 (December 2010) and 515 (June 2010) shares issued and outstanding	5,063	5,063
Common stock—$0.01 par value; 25,000,000 shares authorized; 10,884,680 shares issued and 10,236,045 shares outstanding (December 2010); 10,827,673 shares issued and 10,184,975 shares outstanding (June 2010);	109	108
Additional paid-in capital	85,793	84,605
Accumulated other comprehensive income—net of tax	1,115	4,043
Retained earnings	49,487	39,882
Treasury stock	(3,975)	(3,893)

Total stockholders’ equity	137,592	129,808

TOTAL	$1,660,835	$1,421,081

See notes to condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$14,237	$10,260	$27,086	$20,610
Investments	8,347	11,606	16,587	23,033

Total interest and dividend income	22,584	21,866	43,673	43,643

INTEREST EXPENSE:
Deposits	5,315	5,398	10,542	10,829
Advances from the Federal Home Loan Bank	1,663	1,992	3,369	4,216
Other borrowings	1,483	1,500	2,967	3,057

Total interest expense	8,461	8,890	16,878	18,102

Net interest income	14,123	12,976	26,795	25,541
Provision for loan losses	1,600	1,600	3,200	3,600

Net interest income, after provision for loan losses	12,523	11,376	23,595	21,941

NON-INTEREST INCOME:
Realized gain on securities:
Sale of mortgage-backed securities	482	6,546	482	6,546

Total realized gain on securities	482	6,546	482	6,546
Other-than-temporary loss on securities:
Total impairment losses	(116)	(6,044)	(3,229)	(6,785)
Loss recognized in other comprehensive loss	(336)	1,975	2,347	1,347

Net impairment loss recognized in earnings	(452)	(4,069)	(882)	(5,438)
Fair value gain (loss) on trading securities	(14)	(329)	26	(471)

Total unrealized loss on securities	(466)	(4,398)	(856)	(5,909)
Prepayment penalty fee income	—	1	1,000	48
Mortgage banking income	1,793	454	3,186	786
Banking service fees and other income	118	148	237	271

Total non-interest income	1,927	2,751	4,049	1,742
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	3,586	1,778	6,407	3,186
Professional services	585	554	1,019	838
Occupancy and equipment	184	100	349	204
Data processing and internet	247	241	477	441
Advertising and promotional	174	92	331	176
Depreciation and amortization	108	56	183	110
Real estate owned and repossessed vehicles	239	782	452	1,084
FDIC and OTS regulatory fees	477	392	915	787
Other general and administrative	640	497	1,306	943

Total non-interest expense	6,240	4,492	11,439	7,769

INCOME BEFORE INCOME TAXES	8,210	9,635	16,205	15,914
INCOME TAXES	3,283	4,087	6,446	6,658

NET INCOME	$4,927	$5,548	$9,759	$9,256

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$4,850	$5,375	$9,605	$8,910

COMPREHENSIVE INCOME	$4,351	$9,371	$6,831	$13,243

Basic earnings per share	$0.45	$0.64	$0.90	$1.07
Diluted earnings per share	$0.45	$0.61	$0.89	$1.02

See notes to condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss),	Treasury Stock	Comprehensive Income	Total
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—July 1, 2010	515	$5,063	10,827,673	(642,698)	10,184,975	$108	$84,605	$39,882	$4,043	$(3,893)		$129,808

Comprehensive income:
Net income	—	—	—	—	—	—	—	9,759	—	—	$9,759	9,759
Net unrealized loss from investment securities —net of income tax expense	—	—	—	—	—	—	—	—	(2,928)	—	(2,928)	(2,928)

Total comprehensive income											$6,831

Cash dividends on preferred stock	—	—	—	—	—	—	—	(154)	—	—		(154)
Stock-based compensation expense	—	—	—	—	—	—	932	—	—	—		932
Restricted stock grants	—	—	40,119	(5,937)	34,182	1	86	—	—	(82)		5
Stock option exercises and tax benefits of equity compensation	—	—	16,888	—	16,888	—	170	—	—	—		170

BALANCE—December 31, 2010	515	$5,063	10,884,680	(648,635)	10,236,045	$109	$85,793	$49,487	$1,115	$(3,975)		$137,592

See notes to condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,759	$9,256
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(9,032)	(13,190)
Net accretion of discounts on loans	(1,904)	(2,332)
Amortization of borrowing costs	1	8
Stock-based compensation expense	932	360
Net gain on sale of investment securities	(482)	(6,546)
Valuation of financial instruments carried at fair value	(26)	471
Impairment charge on securities held to maturity	882	5,438
Provision for loan losses	3,200	3,600
Deferred income taxes	(2,035)	(3,131)
Origination of loans held for sale	(139,685)	(55,691)
Unrealized gain on loans held for sale	(225)	—
Gain on sales of loans held for sale	(3,186)	(786)
Proceeds from sale of loans held for sale	131,949	52,099
Depreciation and amortization of furniture, equipment and software	183	110
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(1,005)	181
Other assets	3,503	206
Accrued interest payable	210	(948)
Accounts payable and accrued liabilities	2,487	(2,318)

Net cash used in operating activities	$(4,474)	$(13,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(190,917)	(114,447)
Proceeds from sale of mortgage-backed-securities	654	57,281
Proceeds from repayment of securities	191,268	85,915
Proceeds from redemption of stock of the Federal Home Loan Bank	1,397	—
Origination of loans, net	(208,836)	(35,083)
Proceeds from sales of repossessed assets	1,621	2,300
Purchases of loans, net of discounts and premiums	(104,060)	(55,964)
Principal repayments on loans	80,211	44,108
Purchases of furniture, equipment and software	(1,689)	(157)

Net cash used in investing activities	$(230,351)	$(16,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	148,190	229,304
Proceeds from the Federal Home Loan Bank advances	159,000	107,000
Repayment of the Federal Home Loan Bank advances	(78,000)	(146,000)
Proceeds from borrowing at the Fed Discount Window	—	125,000
Repayment of borrowing at the Fed Discount Window	—	(285,000)
Proceeds from exercise of common stock options	124	268
Proceeds from issuance of common stock	1	—
Tax benefit from exercise of common stock options and vesting of restricted stock grants	132	138
Cash dividends on preferred stock	(154)	(250)

Net cash provided by financing activities	229,293	30,460

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,532)	1,200
CASH AND CASH EQUIVALENTS—Beginning of year	18,205	8,406

CASH AND CASH EQUIVALENTS—End of period	$12,673	$9,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$16,630	$18,283

Income taxes paid	$8,480	$9,964

Transfers to other real estate and repossessed vehicles	$3,464	$3,953

Securities transferred from held-to-maturity to available for sale portfolio	$—	$1,245

Preferred stock dividends declared but not paid	$—	$96

See notes to condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Dollars in thousands, except earnings per share)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, Inc., the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months or six months ended December 31, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2010 included in our Annual Report on Form 10-K.

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

Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at fair value at December 31, 2010 and at the lower of cost or market value at June 30, 2010. Fair value adjustments, lower of cost or market value adjustments, as well as realized gain and losses, are recorded as mortgage banking income. The Bank generally sells it loans with servicing released to the buyer.

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

New Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board “FASB” issued ASC Topic 860-10-65, Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (SFAS 166). ASC Topic 860-10-65 removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 Variable Interest Entities, to Variable Interest Entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. ASC Topic 860-10-65 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all fiscal periods beginning after November 15, 2009. The Company adopted ASC Topic 860-10-65 on July 1, 2010. The impact of the adoption was not material.

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

•

Clarification that an entity should provide fair value measurement disclosures for each class (the term “major category” is replaced with “class”—a subset within a line item based on nature and risk) of assets and liabilities and that management should use judgment in determining the level at which to report.

These disclosures are effective for periods beginning after December 15, 2009.

In addition, this ASU requires the presentation of activity (purchases, sales, issuances, and settlements) in the Level 3 reconciliation on a gross basis as opposed to a net basis. This disclosure however, is effective for periods beginning after December 15, 2010.

In July 2010, the FASB issued an Accounting Standards Update (“ASU”), “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The adoption of the ASU was disclosure-related only and had no impact on our financial condition, cash flows, or results of operations.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 1 assets and liabilities include debt and equity securities that are actively traded in an exchange or over-the-counter market and are highly liquid, such as, among other assets and securities, certain U.S. treasury and other U.S Government and agency mortgage-backed debt.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include securities with quoted prices that are traded less frequently than exchange-traded instruments and whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models such as discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At December 31, 2010, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 41% of all banks in the collateral pools, compared to 25% of the banks actually in default as of December 31, 2010. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At December 31, 2010, the Company used a weighted average discount margin of 375 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at December 31, 2010 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $537. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $639.

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

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in November 2010) was 9.8%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates.

To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at December 31, 2010 are from 0.5% up to 43.0% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at December 31, 2010 are from 25.0% up to 69.0% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at December 31, 2010, the Company computed its discount rates as a spread between 224 and 366 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.

Loans Held for Sale. The fair value of loans held for sale are determined, when possible, by using quoted secondary-market prices or by existing forward sales commitment prices with investors.

Impaired Loans. The fair value of impaired loans with specific write-offs or allocations of the allowance for loan and lease losses are generally based on recent real estate appraisals or other third-party valuations and analysis of cash flows. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. Adjustments are routinely made in the process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and June 30, 2010. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)

	December 31, 2010
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$4,428	$4,428

Securities—Available for Sale:
U.S. Treasury	$—	$20,000	$—	$20,000
Agency Debt	—	—	—	—
Agency RMBS	—	67,241	—	67,241
Non-Agency RMBS	—	—	110,548	110,548

Total—Securities—Available for Sale	$—	$87,241	$110,548	$197,789

Loans Held for Sale	$—	$16,658	$—	$16,658

Other assets—Derivative instruments	$—	$—	$786	$786

	June 30, 2010
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$4,402	$4,402

Securities—Available for Sale:
Agency Debt	$—	$60,965	$—	$60,965
Agency RMBS	—	58,279	—	58,279
Non-Agency RMBS	—	—	123,186	123,186

Total—Securities—Available for Sale	$—	$119,244	$123,186	$242,430

Other assets—Derivative instruments	$—	$—	$—	$—

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Trading Securities Other debt securities: Non-Agency	Available for Sale Securities RMBS Non-Agency
	(Dollars in thousands)
Assets:
Beginning Balance July 1, 2010	$4,402	$123,186
Total gains/(losses)—(realized/unrealized):
Included in earnings—Sale of mortgage-back securities	—	(482)
Included in earnings—Fair value gain on trading securities	26	—
Included in other comprehensive income	—	(1,784)
Purchases, issuances, and settlements	—	(10,372)
Transfers into Level 3	—	—

Ending balance December 31, 2010	$4,428	$110,548

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $13.1 million after a write-off of $2.0 million at December 31, 2010, resulting in an additional provision for loan losses of $824 and $865 during the three months and the six months ended December 31, 2010. At December 31, 2009, our collateral-dependent loans had a carrying amount of $3.1 million after a write-off of $1.1 million, resulting in additional provision for loan losses of $1.1 million.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $3,106, after charge offs $100 at December 31, 2010 and an expense of $80 for the three months ended December 31, 2010.

Held to maturity securities measured for impairment on a non-recurring basis had a carrying amount of $75,409 at December 31, 2010, after charges to income of $452 and $882, during the three and six months ended December 31, 2010 and charges to other comprehensive income of $336 and $3,018 during the three and six months ended December 31, 2010. During the three months ended December 31, 2009, our non-recurring basis had a carrying amount of $39,975 after a charge to income of $5,438 and recoveries from other comprehensive income of $2,470. These held to maturity securities are valued using Level 3 inputs.

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$12,673	$12,673	$18,205	$18,205
Securities trading	4,428	4,428	4,402	4,402
Securities available for sale	197,789	197,789	242,430	242,430
Securities held to maturity	368,196	375,367	320,807	326,867
Stock of the Federal Home Loan Bank	16,751	N/A	18,148	N/A
Loans held for sale	16,658	16,658	5,511	5,511
Loans held for investment—net	1,003,250	1,025,348	774,899	801,152
Accrued interest receivable	6,045	6,045	5,040	5,040
Financial liabilities:
Time deposits and savings	1,116,370	1,132,091	968,180	982,375
Securities sold under agreements to repurchase	130,000	143,549	130,000	144,591
Advances from the Federal Home Loan Bank	264,000	271,082	182,999	191,707
Subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	2,189	2,189	1,979	1,979

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

4. SECURITIES

The amortized cost, carrying amount and fair value for the major categories of securities trading, available for sale, and held to maturity at December 31, 2010 and June 30, 2010 were:

	Trading	Available for sale				Held to maturity
	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
	(Dollars in Thousands)

	December 31, 2010
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$66,294	$1,160	$(213)	$67,241	$56,234	$1,120	$(217)	$57,137
Non-agency [2]	—	99,160	11,389	(1)	110,548	265,705	14,634	(8,190)	272,149

Total mortgage-backed securities	—	165,454	12,549	(214)	177,789	321,939	15,754	(8,407)	329,286

Other debt securities:
U.S. Treasury	—	19,999	1	—	20,000	—	—	—	—
U.S. agencies [1]	—	—	—	—	—	9,975	—	(280)	9,695
Municipal	—	—	—	—	—	36,282	410	(306)	36,386
Non-agency	4,428	—	—	—	—	—	—	—	—

Total other debt securities	4,428	19,999	1	—	20,000	46,257	410	(586)	46,081

Total debt securities	$4,428	$185,453	$12,550	$(214)	$197,789	$368,196	$16,164	$(8,993)	$375,367

	June 30, 2010
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$56,933	$1,346	$—	$58,279	$35,317	$528	$(229)	$35,616
Non-agency [2]	—	109,659	13,527	—	123,186	285,490	16,222	(10,461)	291,251

Total mortgage-backed securities	—	166,592	14,873	—	181,465	320,807	16,750	(10,690)	326,867

Other debt securities:
U.S. agencies [1]	—	60,966	2	(3)	60,965	—	—	—	—
Non-agency	4,402	—	—	—	—	—	—	—	—

Total other debt securities	4,402	60,966	2	(3)	60,965	—	—	—	—

Total debt securities	$4,402	$227,558	$14,875	$(3)	$242,430	$320,807	$16,750	$(10,690)	$326,867

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available for sale portfolio with a total fair value of $110,548 at December 31, 2010 consists of 32 different issues of super senior securities with a fair value of $74,448; two senior structured whole loan securities with a fair value of $34,957 and six mezzanine z-tranche securities with a fair value of $1,143 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $265,705 at December 31, 2010 consists of 82 different issues of super senior securities totaling $260,656, one senior-support security with a carrying value of $3,542 and two other securities with a carrying value of $1,507. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $1,216 impairment loss during fiscal 2009 and $5,114 during fiscal 2010. For the six months ended December 31, 2010 the security had not experienced additional impairments. The current face amounts of debt securities available for sale and held to maturity that were pledged to secure borrowings at December 31, 2010 and June 30, 2010 were $496,500 and $491,000 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Available for sale securities in loss position for						Held to maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

	December 31, 2010
RMBS:
U.S. agencies	$22,759	$(213)	$—	$—	$22,759	$(213)	$10,139	$(217)	$—	$—	$10,139	$(217)
Non-agency	339	(1)	—	—	339	(1)	41,705	(2,114)	71,249	(6,076)	112,954	(8,190)

Total RMBS securites	23,098	(214)	—	—	23,098	(214)	51,844	(2,331)	71,249	(6,076)	123,093	(8,407)

U.S. agencies	—	—	—	—	—	—	9,975	(280)	—	—	9,975	(280)
Municipal Debt	—	—	—	—	—	—	5,043	(306)	—	—	5,043	(306)

Total Other Debt	—	—	—	—	—	—	15,018	(586)	—	—	15,018	(586)

Total debt securites	$23,098	$(214)	$—	$—	$23,098	$(214)	$66,862	$(2,917)	$71,249	$(6,076)	$138,111	$(8,993)

	June 30, 2010
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—	$20,200	$(229)	$—	$—	$20,200	$(229)
Non-agency	—	—	—	—	—	—	63,867	(2,771)	75,558	(7,690)	139,425	(10,461)

Total RMBS securites	—	—	—	—	—	—	84,067	(3,000)	75,558	(7,690)	159,625	(10,690)

Other Debt:
U.S. agencies	35,968	(3)	—	—	35,968	(3)	—	—	—	—	—	—

Total Other Debt	35,968	(3)	—	—	35,968	(3)	—	—	—	—	—	—

Total debt securites	$35,968	$(3)	$—	$—	$35,968	$(3)	$84,067	$(3,000)	$75,558	$(7,690)	$159,625	$(10,690)

There were 13 securities that were in a continuous loss position at December 31, 2010 for a period of more than 12 months. There were 14 securities that were in a continuous loss position at June 30, 2010 for a period of more than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning balance	$7,922	$2,823	$7,492	$1,454
Additions for the amounts related to credit loss for which an other-than- temporary impairment was not previously recognized	137	1,642	770	2,877
Increases to the amount related to the credit loss for which other-than- temporary was previously recognized	315	2,427	112	2,561

Ending balance	$8,374	$6,892	$8,374	$6,892

At December 31, 2010, 27 non-agency RMBS with a total carrying amount of $75,409 were determined to have cumulative credit losses of $8,374 of which $882 was recognized in earnings during the six months ended December 31, 2010 and $6,038 was recognized in earnings during fiscal 2010. This quarter’s other-than-temporary impairment of $452 is related to six non-agency RMBS with a total carrying amount of $15,792. In accordance with ASC Topic 320-10-65-65.1, recognition and presentation of other-than-temporary impairment, the Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.

To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than -temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 3. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate announced prior to the end of the period covered by this report (reported in November 2010) was 9.8%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. In accordance with ASC Topic 320-10-65-65.1, the discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition (as prescribed by ASC Topic 310, Accounting by Creditors for Impairment of a Loan) or the last accounting yield (as prescribed in ASC Topic 325-40). For securities recorded under ASC Topic 320, the Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.

The gross gains and losses realized through earnings upon the sale of available for sale securities were as follows for the period specified:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
	(Dollars in Thousands)
Proceeds	$654	$57,281	$654	$57,281

Gross realized gains	482	6,546	482	6,546
Gross realized loss	—	—	—	—

Net gain on securities	$482	$6,546	$482	$6,546

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive income as follows:

	December 31, 2010	June 30, 2010
	(Dollars in Thousands)
Available for sale debt securities—net unrealized gains	$12,336	$14,872
Held to maturity debt securities—other-than-temporary impairment loss	(10,483)	(8,135)

Subtotal	1,853	6,737
Tax expense	(738)	(2,694)

Net unrealized gain on investment securities in accumulated other comprehensive income	$1,115	$4,043

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available for sale and held to maturity at December 31, 2010 were:

	December 31, 2010
	Available for sale		Held to maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
	(Dollars in Thousands)
RMBS—U.S. agencies[1]:
Due within one year	$2,829	$2,851	$3,139	$3,170	$—
Due one to five years	11,049	11,148	11,837	11,964	—
Due five to ten years	13,472	13,619	13,494	13,656	—
Due after ten years	38,944	39,623	27,764	28,347	—

Total RMBS—U.S. agencies[1]	66,294	67,241	56,234	57,137	—

RMBS—Non-agency:
Due within one year	23,478	26,202	38,004	39,397
Due one to five years	66,547	74,897	66,419	69,875
Due five to ten years	6,181	6,340	45,262	46,754
Due after ten years	2,954	3,109	116,020	116,123	4,428

Total RMBS—Non-agency	99,160	110,548	265,705	272,149	4,428

Other debt:
Due within one year	19,999	20,000	1,578	1,549	—
Due one to five years	—	—	6,931	6,806	—
Due five to ten years	—	—	10,303	10,132	—
Due after ten years	—	—	27,445	27,594	—

Total other debt	19,999	20,000	46,257	46,081	—

Total	$185,453	$197,789	$368,196	$375,367	$4,428

[1]	Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5. LOANS & ALLOWANCE FOR LOAN LOSS

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2010	June 30, 2010
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential single family (one to four units)	$355,593	$259,790
Home equity	39,424	22,575
Residential multifamily (five units or more)	488,728	370,469
Commercial and land	39,588	33,553
Consumer—Recreational vehicle	35,357	39,842
Other	59,347	62,875

Total gross loans	1,018,037	789,104
Allowance for loan losses	(6,884)	(5,893)
Unaccreted discounts and loan fees	(7,903)	(8,312)

Net loans	$1,003,250	$774,899

Allowance for Loan Loss. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the allowance) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at December 31, 2010, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

Allowance for Credit Loss Disclosures—The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

The Company provides general loan loss reserves for its RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at December 31, 2010 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The outstanding loan balances were divided into FICO groupings as follows: greater than or equal to 770: $8,350; 715 – 769: $13,290; 700 -714: $4,170; 660 – 699; $8,409 and less than 660: $1,138.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV). The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:

The single family mortgage portfolio outstanding loan balances were divided into LTV groupings as follows: less than or equal to 60%: $235,806; 61% – 70%: $71,582; 71% -80%: $38,553; and greater than 80%: $3,794.

The multifamily mortgage portfolio outstanding loan balances were divided into LTV groupings as follows: less than or equal to 55%: $261,431; 56% – 65%: $122,122; 66% -75%: $78,008; 76% – 80%: $16,259 and greater than 80%: $3,157.

The commercial real estate outstanding loan balances were divided into LTV groupings as follows: less than or equal to 50%: $18,409; 51% – 60%: $11,946; 61% – 70%: $6,151; and 71% – 80%: $1,580.

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended December 31, 2010
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Balance at October 1, 2010	$2,098	$183	$2,092	$191	$1,828	$34	$6,426
Provision for loan loss	491	7	777	31	291	3	1,600
Charge-offs	(476)	(31)	(391)	—	(244)	—	(1,142)
Recoveries	—	—	—	—	—	—	—

Balance at December 31, 2010	$2,113	$159	$2,478	$222	$1,875	$37	$6,884

	For the Three Months Ended December 31, 2009
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Balance at October 1, 2009	$1,116	$255	$1,573	$177	$2,116	$33	$5,270
Provision for loan loss	655	(33)	171	15	791	1	1,600
Charge-offs	(608)	—	—	—	(813)	—	(1,421)
Recoveries	—	—	—	—	—	—	—

Balance at December 31, 2009	$1,163	$222	$1,744	$192	$2,094	$34	$5,449

	For the Six Months Ended December 31, 2010
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Balance at July 1, 2010	$1,721	$205	$1,860	$213	$1,859	$35	$5,893
Provision for loan loss	1,183	27	1,076	9	876	29	3,200
Charge-offs	(791)	(73)	(681)	—	(860)	(27)	(2,432)
Recoveries	—	—	223	—	—	—	223

Balance at December 31, 2010	$2,113	$159	$2,478	$222	$1,875	$37	$6,884

	For the Six Months Ended December 31, 2009
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Balance at July 1, 2009	$1,113	$280	$1,680	$179	$1,475	$27	$4,754
Provision for loan loss	671	(11)	334	13	2,586	7	3,600
Charge-offs	(621)	(47)	(270)	—	(1,967)	—	(2,905)
Recoveries	—	—	—	—	—	—	—

Balance at December 31, 2009	$1,163	$222	$1,744	$192	$2,094	$34	$5,449

At December 31, 2010, the entire allowance for loan loss for each portfolio class was calculated as a contingent impairment (ASC 450, Contingencies for Gain or Loss). When specific loan impairment analysis is performed under ASC 310-10, the impairment is recorded as a charge-off to the loan loss allowance.

The following table provides the components of the recorded investment for each portfolio class as of December 31, 2010:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Principal loan balance	$355,593	$39,424	$488,728	$39,588	$35,357	$59,347	$1,018,037
Interest receivable	988	137	1,920	97	187	1,397	4,726
Unaccreted discounts and loan fees	(3,963)	126	(4,756)	(196)	852	34	(7,903)

Recorded investment	$352,618	$39,687	$485,892	$39,489	$36,396	$60,778	$1,014,860

Allowance as a % of principal balance	0.59%	0.40%	0.51%	0.56%	5.30%	0.06%	0.68%

Credit Quality Disclosures. Nonperforming loans consisted of the following at:

	December 31, 2010	June 30, 2010
	(Dollars in Thousands)
Loans secured by real estate:
Single family	$7,198	$5,841
Home equity loans	126	87
Multifamily	8,559	4,675
Commercial	—	—

Total nonaccrual loans secured by real estate	15,883	10,603
RV/Auto	836	1,084
Other	—	16

Total nonperforming loans	$16,719	$11,703

Nonperforming loans to total loans	1.64%	1.48%

Nonperforming loans totaled $16,719 and $11,703 at December 31, 2010 and June 30, 2010, respectively. The average balances of nonperforming loans were $17,059 and $5,443 for the three month periods ended December 31, 2010 and 2009, respectively and $13,484 and $3,995 for the six-month periods ended December 31, 2010 and 2009, respectively. All nonperforming loans were on non-accrual and no interest income was recognized on these loans during the three month and six month periods ended December 31, 2010 and 2009.

The following table provides the outstanding unpaid balance of loans that are performing and nonperforming by portfolio class at December 31, 2010:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Performing	$348,395	$39,298	$480,169	$39,588	$34,521	$59,347	$1,001,318
Nonperforming	7,198	126	8,559	—	836	—	16,719

Total	$355,593	$39,424	$488,728	$39,588	$35,357	$59,347	$1,018,037

Approximately 6% and 27% of our non-performing loans at December 31, 2010 and June 30, 2010, respectively, were considered troubled debt restructurings (TDRs). Certain TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs loans are removed from the non-performing loan category and any previously deferred interest income is recognized. From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. During the temporary period of modification, the Company classifies these loans as performing TDRs that consisted of the following at:

	December 31, 2010	June 30, 2010
	(Dollars in Thousands)
Performing mortgage loans temporarily modified as TDR	$3,866	$1,133
Performing RV loans temporarily modified as TDR	3,155	2,907

Total performing loans temporarily modified as TDR	$7,021	$4,040

Performing loan TDRs and non performing loans—impaired loans	$23,740	$15,743

Interest recognized on performing loans temporarily modified as TDRs was $84 and $63 for the three-month periods ended December 31, 2010 and 2009, respectively. For the six months ended December 31, 2010 and 2009 interest recognized was $168 and $126. The average balances of performing loan TDRs and non performing loans was $212 and $101 for the six-month periods ended December 31, 2010 and 2009, respectively.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company uses the following definitions for risk ratings.

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. At December 31, 2010 the Company had $12,526 loans it classified as special mention.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. At December 31, 2010 the Company had $17,166 loans it classified as substandard.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. At December 31, 2010 the Company had no loans it classified as doubtful.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class at December 31, 2010:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
30 - 59 Days Past Due	$737	$115	$1,316	$—	$2,088	$—	$4,256
60 - 89 Days Past Due	—	—	—	—	995	—	995
Greater than 90 Days Past Due	10,926	59	8,559	—	32	—	19,576

	$11,663	$174	$9,875	$—	$3,115	$—	$24,827

6.	STOCK-BASED COMPENSATION

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

2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At December 31, 2010, there were a maximum of 2,030,200 shares available for issuance under the limits of the 2004 Plan.

Stock Options. The Company’s income before income taxes and net income for the three months ended December 31, 2010 and 2009 included stock option compensation cost of $0 and $10, respectively. The total income tax benefit was $0 and $4 for the three months ended December 31, 2010 and 2009, respectively. For the six months ended December 31, 2010 and 2009 stock option compensation expense was $3 and $29, with total income tax benefit of $1 and $12, respectively. At December 31, 2010, expense related to stock option grants has been fully recognized.

A summary of stock option activity under the Plans during the period July 1, 2009 to December 31, 2010 is presented below:

	Number of Shares	Weighted-average Exercise Price Per Share
Outstanding—July 1, 2009	760,371	$7.32
Granted	—	$—
Exercised	(266,708)	$6.70
Converted	(97,482)	$4.19
Cancelled	(261)	$7.35

Outstanding—June 30, 2010	395,920	$8.52
Granted	—
Exercised	(16,888)	$7.33
Cancelled	(6)	$7.35

Outstanding—December 31, 2010	379,026	$8.57

Options exercisable—June 30, 2010	394,883	$8.52
Options exercisable—December 31, 2010	379,026	$8.57

The following table summarizes information as of December 31, 2010 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$ 4.19	42,982	0.3	42,982	$4.19
$ 7.35	83,794	5.6	83,794	$7.35
$ 8.50	7,500	4.9	7,500	$8.50
$ 9.20	7,500	4.6	7,500	$9.20
$ 9.50	110,100	4.6	110,100	$9.50
$10.00	126,150	2.3	126,150	$10.00
$11.00	1,000	1.5	1,000	$11.00

$ 8.57	379,026	3.6	379,026	$8.57

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at December 31, 2010 were $2,632 and $2,632, respectively.

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

During the quarters ended December 31, 2010 and 2009, the Company granted 21,441 and 97,324 restricted stock units respectively, to employees and directors. Restricted stock unit (“RSU”) awards granted during these quarters vest over three years, one-third on each anniversary date, except that any RSUs granted to our CEO, vest one-third on each fiscal year end.

The Company’s income before income taxes and net income for the quarters ended December 31, 2010 and 2009 included stock award expense of $553 and $218, respectively. The income tax benefit was $221 and $92, respectively. For the six months ended December 31, 2010 and 2009 stock award expense was $932 and $331, with total income tax benefit of $370 and $138, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2010, unrecognized compensation expense related to non-vested awards aggregated to $4,457 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
(Dollars in Thousands)
For the fiscal year remainder:
2011	$748
2012	1,958
2013	1,655
2014	96

Total	$4,457

The following table presents the status and changes in restricted stock grants from July 1, 2009 through December 31, 2010:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2009	153,104	$6.49
Granted	151,018	$7.91
Vested	(104,974)	$7.09
Cancelled	—	$—

Non-vested balance at June 30, 2010	199,148	$7.88

Granted	353,898	$11.62
Vested	(41,653)	$7.31
Cancelled	(8,141)	$11.52

Non-vested balance at December 31, 2010	503,252	$10.50

The total fair value of shares vested for the three and six months ended December 31, 2010 was $210 and $518, respectively.

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At December 31, 2010, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(Dollars in Thousands, except per share data)		(Dollars in Thousands, except per share data)
Earnings Per Common Share
Net income	$4,927	$5,548	$9,759	$9,256
Preferred stock dividends	(77)	(173)	(154)	(346)

Net income attributable to common shareholders	$4,850	$5,375	$9,605	$8,910

Average common shares issued and outstanding	10,275,313	8,178,931	10,259,510	8,106,669
Average unvested Restricted stock grant and RSU shares	492,134	243,757	405,990	195,649

Total qualifing shares	10,767,447	8,422,688	10,665,500	8,302,318

Earnings per common share	$0.45	$0.64	$0.90	$1.07

Diluted Earnings Per Common Share
Net income attributable to common shareholders	$4,850	$5,375	$9,605	$8,910
Preferred stock dividends to dilutive convertible preferred	—	96	—	192

Dilutive net income attributable to common shareholders	$4,850	$5,471	$9,605	$9,102

Average common shares issued and outstanding	10,767,447	8,422,688	10,665,500	8,302,318
Dilutive effect of Stock Options	101,136	81,308	99,175	80,169
Dilutive effect of convertible preferred stock	—	531,690	—	531,690

Total dilutive common shares issued and outstanding	10,868,583	9,035,686	10,764,675	8,914,177

Diluted earnings per common share	$0.45	$0.61	$0.89	$1.02

Options to acquire zero and 354,061 shares for the six months ended December 31, 2010 and 2009, respectively, were not included in determining diluted earnings per share, as they were anti-dilutive.

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

At December 31, 2010, the Company had commitments to originate loans of $54.7 million. At December 31, 2010, the Company also had commitments to sell loans of $32.9 million.

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

In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates. There were two refinances of existing related party loans and one new loan granted under the provisions of the employee loan program during the six months ended December 31, 2010, totaling $6,345 and five new loans granted during the six months ended December 31, 2009 totaling $6,896.

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

SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)

	December 31, 2010	June 30, 2010	December 31, 2009
Selected Balance Sheet Data:
Total assets	$1,660,835	$1,421,081	$1,345,313
Loans—net of allowance for loan losses	1,003,250	774,899	657,181
Loans held for sale	16,658	5,511	7,568
Allowance for loan losses	6,884	5,893	5,449
Securities—trading	4,428	4,402	4,971
Securities—available for sale	197,789	242,430	263,207
Securities—held to maturity	368,196	320,807	345,692
Total deposits	1,116,370	968,180	877,828
Securities sold under agreements to repurchase	130,000	130,000	130,000
Advances from the FHLB	264,000	182,999	223,992
Subordinated debentures	5,155	5,155	5,155
Total stockholders’ equity	137,592	129,808	102,618

BofI HOLDING, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or for the Three Months Ended December 31,		At or for the Six Months Ended December 31,
	2010	2009	2010	2009
Selected Income Statement Data:
Interest and dividend income	$22,584	$21,866	$43,673	$43,643
Interest expense	8,461	8,890	16,878	18,102

Net interest income	14,123	12,976	26,795	25,541
Provision for loan losses	1,600	1,600	3,200	3,600

Net interest income after provision for loan losses	12,523	11,376	23,595	21,941
Non-interest income (loss)	1,927	2,751	4,049	1,742
Non-interest expense	6,240	4,492	11,439	7,769

Income before income tax expense	8,210	9,635	16,205	15,914
Income tax expense	3,283	4,087	6,446	6,658

Net income	$4,927	$5,548	$9,759	$9,256

Net income attributable to common stock	$4,850	$5,375	$9,605	$8,910
Per Share Data:
Net income:
Basic	$0.45	$0.64	$0.90	$1.07
Diluted	$0.45	$0.61	$0.89	$1.02
Book value per common share	$12.95	$11.33	$12.95	$11.33
Tangible book value per common share	$12.95	$11.33	$12.95	$11.33
Weighted average number of shares outstanding:
Basic	10,767,447	8,422,688	10,665,500	8,302,318
Diluted	10,868,583	9,035,686	10,764,675	8,914,177
Common shares outstanding at end of period	10,236,045	8,189,544	10,236,045	8,189,544
Common shares issued at end of period	10,884,680	8,809,466	10,884,680	8,809,466
Performance Ratios and Other Data:
Loan originations for investment	$141,816	$26,647	$208,836	$35,083
Loan originations for sale	79,062	30,685	139,685	55,691
Loan purchases	23,391	54,331	104,060	55,964
Return on average assets	1.26%	1.68%	1.29%	1.40%
Return on average stockholders’ equity	14.84%	24.63%	15.07%	21.02%
Interest rate spread[1]	3.53%	3.84%	3.45%	3.77%
Net interest margin[2]	3.72%	4.02%	3.64%	3.95%
Efficiency ratio	38.88%	28.56%	37.09%	28.48%
Capital Ratios:
Equity to assets at end of period	8.28%	7.63%	8.28%	7.63%
Tier 1 leverage (core) capital to adjusted tangible assets [3,4]	8.10%	7.64%	8.10%	7.64%
Tier 1 risk-based capital ratio [3,4]	13.18%	12.54%	13.18%	12.54%
Total risk-based capital ratio [3,4]	13.86%	13.21%	13.86%	13.21%
Tangible capital to tangible assets [3,4]	8.10%	7.64%	8.10%	7.64%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.49%	0.90%	0.55%	0.93%
Nonperforming loans to total loans	1.64%	0.90%	1.64%	0.90%
Nonperforming assets to total assets	1.25%	0.93%	1.25%	0.93%
Allowance for loan losses to total loans at end of period	0.68%	0.81%	0.68%	0.81%
Allowance for loan losses to nonperforming loans	41.17%	90.14%	41.17%	90.14%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
[3]	Reflects regulatory capital ratios of Bank of Internet USA only.
[4]

The Bank’s Ratios for Tier 1 Capital to assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets at December 31, 2010 were reduced from 7.91% to 7.64%, 16.18% to 12.54% and 17.01% to 13.21% at December 31, 2009, respectively to reflect consolidation of the BIRT Re-securitization trust at the Bank level. Previously, the BIRT Re-securitization trust was consolidated into BofI Holding, Inc. parent of the Bank.

RESULTS OF OPERATIONS

Comparison of the Three Months and Six Months Ended December 31, 2010 and December 31, 2009

For the three months ended December 31, 2010, we had net income of $4,927,000 compared to net income of $5,548,000 for the three months ended December 31, 2009. Net income attributable to common stock holders was $4,850,000 or $0.45 per diluted share compared to net income of $5,375,000 or $0.61 per diluted share for the three months ended December 31, 2010 and 2009, respectively.

Other key comparisons between our operating results for the three months ended December 31, 2010 and 2009 are:

•

Net interest income increased $1,147,000 in the quarter ended December 31, 2010 due to a 17.8% increase in average earning assets primarily from loan originations and loan pool purchases. Our net interest margin decreased 30 basis points in the quarter ended December 31, 2010 compared to December 31, 2009, as the earning rates on loans decreased 45 basis points and rates on securities decreased 138 basis points offset by a decrease in the rates paid on deposits and borrowings of 53 basis points.

•

The loan loss provision was $1,600,000 for the December 31, 2010 quarter compared to $1,600,000 for the quarter ended December 31, 2009. There was no change in the loan loss provision as charge-offs remained relatively flat.

•

Non-interest income decreased $824,000 for the quarter ended December 31, 2010 compared to the quarter December 31, 2009. The decrease in non-interest income was primarily the result of a $2,132,000 decrease in net sales and impairment on investment securities offset by an increase in gains from mortgage banking sales of $1,339,000.

•

Non-interest expense increased $1,748,000 for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009 primarily due to a $1,808,000 increase in compensation attributed to increased staffing and restricted stock compensation.

For the six months ended December 31, 2010, we had net income of $9,759,000 compared to net income of $9,256,000 for the six months ended December 31, 2009. Net income attributable to common stock holders was $9,605,000 or $0.89 per diluted share compared to net income of $8,910,000 or $1.02 per diluted share for the six months ended December 31, 2010 and 2009, respectively.

Excluding the after-tax effect of security gains or losses, adjusted earnings for the quarters ended December 31, 2010 and 2009 was $4,917,000 and $4,311,000. For the six months ended December 31, 2010, adjusted earnings was $9,985,000 and $8,886,000.

Net Interest Income

Net interest income for the quarter ended December 31, 2010 totaled $14.1 million, an 8.5% increase compared to net interest income of $13.0 million for the quarter ended December 31, 2009.

Total interest and dividend income during the quarter ended December 31, 2010 increased 3.2% to $22.6 million, compared to $21.9 million during the quarter ended December 31, 2009. The increase in interest and dividend income for the quarter was attributable primarily to growth in average earning assets from origination and purchase of loans. The average balance of loans increased 49.2% when compared to the three-month period ended December 31, 2009. The increase in interest income was partially offset by lower rates earned on mortgage-backed securities. The loan portfolio yield for the quarter ended December 31, 2010 decreased 45 basis points and the investment security portfolio yield decreased 138 basis points from the prior period. The net growth in average earning assets for the three-month period was funded largely by increased time deposit accounts. Total interest expense decreased 4.5% to $8.5 million for the quarter ended December 31, 2010 compared with $8.9 million for the quarter ended December 31, 2009. The average funding rate decreased by 53 basis points while average interest-bearing liabilities grew 16.1%. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 105 basis points and decreases in the average funding rates of demand and savings accounts of 72 basis points, partially offset by an increase in other borrowings of 211 basis points when comparing the quarters ended December 31, 2010 and 2009. Net interest margin, defined as net interest income divided by average earning assets, decreased by 30 basis points to 3.72% for the quarter ended December 31, 2010, compared with 4.02% for the quarter ended December 31, 2009.

For the six months ended December 31, 2010, net interest income was $26.8 million, a 5.1% increase compared to net interest income of $25.5 million for the six months ended December 31, 2009. The increase in interest and dividend income for the six months was attributable primarily to growth in average earning assets from origination and purchase of loans. The average balance of loans increased 42.2% when compared for the six months ended December 31, 2009. The increase in interest income was partially offset by lower rates earned on mortgage-backed securities. The loan portfolio yield for the six months ended December 31, 2010 decreased 51 basis points and the investment security portfolio yield decreased 146 basis points from the prior period. The net growth in average earning assets for the six-month period was funded largely by increased time deposit accounts. Total interest expense decreased 6.8% to $16.9 million for the six months ended December 31, 2010 compared with $18.1 million for the six months ended December 31, 2009. The average funding rate decreased by 50 basis points while the average interest-bearing liabilities incurred an 11.9% growth in average balances. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 109 basis points, decreases in the average funding rates of demand and savings accounts of 78 basis points, offset by an increase in other borrowings of 252 basis points when compared to the six months ended December 31, 2009. Net interest margin, defined as net interest income divided by average earning assets, decreased by 31 basis points to 3.64% for the six months ended December 31, 2010, compared with 3.95% for the six months ended December 31, 2009.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2010 and 2009:

	For the Three Months Ended December 31,
	2010			2009
	(Dollars in thousands)
	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$941,209	$14,237	6.05%	$630,997	$10,260	6.50%
Federal funds sold	8,916	3	0.13%	13,345	3	0.09%
Interest-earning deposits in other financial institutions	257	—	0.00%	299	—	0.00%
Mortgage-backed and other investment securities [5]	552,898	8,327	6.03%	626,675	11,603	7.41%
Stock of the FHLB, at cost	17,092	17	0.40%	18,848	—	0.00%

Total interest-earning assets	1,520,372	22,584	5.94%	1,290,164	21,866	6.78%
Noninterest-earning assets	37,910			27,231

Total assets	$1,558,282			$1,317,395
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$335,689	$731	0.87%	$422,696	$1,685	1.59%
Time deposits	702,016	4,584	2.61%	405,279	3,713	3.66%
Securities sold under agreements to repurchase	130,000	1,447	4.45%	130,000	1,446	4.45%
Advances from the FHLB	232,696	1,663	2.86%	220,610	1,992	3.61%
Other borrowings	5,169	36	2.79%	31,786	54	0.68%

Total interest-bearing liabilities	1,405,570	8,461	2.41%	1,210,371	8,890	2.94%

Noninterest-bearing demand deposits	10,385			4,534
Other noninterest-bearing liabilities	6,546			5,365
Stockholders’ equity	135,781			97,125
Total liabilities and stockholders’ equity	$1,558,282			$1,317,395

Net interest income		$14,123			$12,976

Interest rate spread [6]			3.53%			3.84%
Net interest margin [7]			3.72%			4.02%

[1]	Annualized.
[2]	Average balances are obtained from daily data.
[3]	Loans include loans held for sale, loan premiums and unearned fees.
[4]	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.

[5]	All investments are taxable.
[6]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[7]	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2010 and 2009:

	For the Six Months Ended December 31,
	2010			2009
	(Dollars in thousands)
	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans [3,4]	$884,734	$27,086	6.12%	$621,976	$20,610	6.63%
Federal funds sold	9,552	6	0.13%	26,169	19	0.15%
Interest-earning deposits in other financial institutions	186	—	0.00%	291	—	0.00%
Mortgage-backed and other investment securities [5]	561,429	16,543	5.89%	624,950	22,975	7.35%
Stock of the FHLB, at cost	17,449	38	0.44%	18,848	39	0.41%

Total interest-earning assets	1,473,350	43,673	5.93%	1,292,234	43,643	6.75%
Noninterest-earning assets	35,420			27,472

Total assets	$1,508,770			$1,319,706
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$361,425	$1,567	0.87%	$391,773	$3,237	1.65%
Time deposits	643,525	8,975	2.79%	391,689	7,592	3.88%
Securities sold under agreements to repurchase	130,000	2,891	4.45%	130,000	2,882	4.43%
Advances from the FHLB	218,799	3,369	3.08%	218,146	4,216	3.87%
Other borrowings	5,162	76	2.94%	82,492	175	0.42%

Total interest-bearing liabilities	1,358,911	16,878	2.48%	1,214,100	18,102	2.98%

Noninterest-bearing demand deposits	8,725			4,547
Other noninterest-bearing liabilities	6,697			6,487
Stockholders’ equity	134,437			94,572
Total liabilities and stockholders’ equity	$1,508,770			$1,319,706

Net interest income		$26,795			$25,541

Interest rate spread [6]			3.45%			3.77%
Net interest margin [7]			3.64%			3.95%

[1]	Annualized.
[2]	Average balances are obtained from daily data.
[3]	Loans include loans held for sale, loan premiums and unearned fees.
[4]	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.
[5]	All investments are taxable.
[6]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[7]	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the quarters and six-month periods ended December 31, 2010 and December 31, 2009, respectively:

	For the Three Months Ended December 31, 2010 vs 2009				For the Six Months Ended December 31, 2010 vs 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
	(Dollars in thousands)				(Dollars in thousands)
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$5,044	$(717)	$(352)	$3,975	$8,707	$(1,570)	$(663)	$6,474
Federal funds sold	(1)	1	—	—	(12)	(3)	2	(13)
Mortgage-backed and other investment securities	(1,366)	(2,163)	255	(3,274)	(2,335)	(4,558)	463	(6,430)
Stock of the FHLB, at cost	—	20	(3)	17	(3)	2	—	(1)

	$3,677	$(2,859)	$(100)	$718	$6,357	$(6,129)	$(198)	$30

Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$(347)	$(763)	$157	$(953)	$(251)	$(1,539)	$119	$(1,671)
Time deposits	2,719	(1,067)	(781)	871	4,881	(2,129)	(1,369)	1,383
Securities sold under agreements to repurchase	—	—	—	—	—	10	—	10
Advances from the FHLB	109	(415)	(23)	(329)	13	(857)	(3)	(847)
Other borrowings	(45)	167	(140)	(18)	(164)	1,039	(974)	(99)

	$2,436	$(2,078)	$(787)	$(429)	$4,479	$(3,476)	$(2,227)	$(1,224)

Provision for Loan Losses

The loan loss provision for the quarters ended December 31, 2010 and 2009 was $1,600,000, the same for both quarters. For the six months ended December 31, 2010, loan loss provisions totaled $3,200,000 compared to $3,600,000 for the six months ended December 31, 2009. For the six months ended December 31, 2010 the decreased provision was primarily due to a decrease in charge-offs of RV loans which declined from $1,967,000 to $860,000, partially offset by increases for single family and multifamily loans, for the quarters ended December 31, 2009 and 2010, respectively. The nationwide decline in housing values and higher unemployment has negatively impacted consumer credit. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
	(Dollars in Thousands)		(Dollars in Thousands)
Realized gain on securities:
Sale of mortgage-backed securities	$482	$6,546	$482	$6,546

Total realized gain on securities	482	6,546	482	6,546
Other-than-temporary loss on securities:
Total impairment losses	(116)	(6,044)	(3,229)	(6,785)
Loss recognized in other comprehensive loss	(336)	1,975	2,347	1,347

Net impairment loss recognized in earnings	(452)	(4,069)	(882)	(5,438)
Fair value gain (loss) on trading securities	(14)	(329)	26	(471)

Total unrealized loss on securities	(466)	(4,398)	(856)	(5,909)
Prepayment penalty fee income	—	1	1,000	48
Mortgage banking income	1,793	454	3,186	786
Banking service fees and other income	118	148	237	271

Total non-interest income	$1,927	$2,751	$4,049	$1,742

The $1.9 million in non-interest income for the three months ended December 31, 2010 was primarily the result of mortgage banking income, which includes a gain of $1.8 million in first mortgages originated for sale. The income for the three months ended December 31, 2009 was primarily the result of a gain on sale of securities of $6.5 million, gains of $454,000 in first mortgages originated for sale partially offset by an OTTI loss of $4.1 million and a fair value loss on CDO’s of $329,000. The increase in mortgage banking income was due to the increase in the origination volume of loans held for sale from $31.1 million to $79.1 million for the December 31, 2009 and 2010 quarters, respectively. The non-interest income of $4.0 million for the six months ended December 31, 2010 was primarily the result of a gain of $3.2 million in first mortgages originated for sale and other fees, and prepayment penalty fee income of $1.0 million. The income of $1.7 million for the six months ended December 31, 2009, was primarily the result of a gain on sale of securities of $6.5 million, a gain of $1.1 million in first mortgages originated for sale and other fees, partially offset by an OTTI loss of $5.4 million and a fair value loss of $471,000 on CDO’s.

Non-Interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	$3,586	$1,778	$6,407	$3,186
Professional services	585	554	1,019	838
Occupancy and equipment	184	100	349	204
Data processing and internet	247	241	477	441
Advertising and promotional	174	92	331	176
Depreciation and amortization	108	56	183	110
Real estate owned and repossessed vehicles	239	782	452	1,084
FDIC and OTS regulatory fees	477	392	915	787
Other general and administrative	640	497	1,306	943

Total noninterest expenses	$6,240	$4,492	$11,439	$7,769

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $6.2 million for the three months ended December 31, 2010, up from $4.5 million for the three months ended December 31, 2009.

Total salaries, benefits and stock-based compensation increased $1,808,000 to $3,586,000 for the quarter ended December 31, 2010 compared to $1,778,000 for the quarter ended December 31, 2009. Total compensation increased approximately 26% for commissions paid to employees, 26% due to additional staffing in mortgage lending, and 48% due to all other staffing. For the six months ended December 31, 2010 compensation increased $3,221,000 to $6,407,000 compared to the six months ended December 31, 2009. Total compensation increased approximately 22% for commissions paid to employees, 23% due to additional staffing in mortgage lending, and 55% due to all other staffing. The Bank’s staff increased from 64 to 140 full-time equivalents between December 31, 2009 and 2010.

Professional services, which include accounting and legal fees, increased $31,000 for the quarter and $181,000 for the six months ended December 31, 2010, compared to the same periods ended December 31, 2009. The increase in professional services for the three and six month periods ended December 31, 2010 was primarily due to legal fees related to loan acquisition contracts and foreclosed assets.

Advertising and promotional expense increased $82,000 and $155,000 for the three-month and six-month periods ending December 31, 2010, respectively, compared to the same periods ended December 31, 2009. This was primarily due to increases in lead acquisitions for our single family loan origination program and increased advertising for our multifamily origination program.

Data processing and internet expense increased $6,000 and $36,000 for the three-month and six-month periods ended December 31, 2010 compared to the same periods ended 2009. The increase was primarily due to a fluctuation in the number of customer accounts and fees for special enhancements to the Bank’s core processing system.

The costs and losses associated with the up keep and sale of the real estate owned property (“REOs”) and repossessed RV’s decreased $543,000 for the three-month period ending December 31, 2010 compared to the three-months ended 2009. For the six months ended December 31, 2010 these costs decreased $632,000 compared to the six months ended December 31, 2009. This was due to a reduction in volume in REOs.

The cost of our FDIC and OTS standard regulatory charges increased $85,000 and $128,000 for the three-month and six-month periods ended December 31, 2010, compared to the same periods ended 2009. The increase was due to higher average deposit and borrowing balances for the period ended December 31, 2010. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.

Other general and administrative expense increased $143,000 and $363,000 for the three-month and six-month periods ended December 31, 2010 compared to the same periods in 2009, primarily due to an increase in loan and other general expenses related to the increase in loan volume and the number of employees.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2010 and 2009 were 39.99% and 42.42%, respectively. Our effective income tax rates for the six months ended December 31, 2010 and 2009 were 39.78% and 41.84%, respectively. The effective tax rates decreased in 2010 primarily due to a change in state allocations.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $239.7 million, or 16.9%, to $1,660.8 million, as of December 31, 2010, up from $1,421.1 million at June 30, 2010. The increase in total assets was primarily due to an increase of $228.4 million in loans held for investment. Total liabilities increased a total of $232.0 million, primarily due to an increase in deposits of $148.2 million and an increase in borrowings of $81.0 million from the Federal Home Loan Bank of San Francisco. Our deferred income taxes increased $3.9 million, or 65% to $10.1 million primarily due to the available for sale mark-to-market in our securities portfolio, loan loss provision, and stock award expenses.

Loans

Net loans held for investment increased to $1,003.3 million at December 31, 2010 from $774.9 million at June 30, 2010. The increase in the loan portfolio was due to loan originations and purchases of $314.4 million, offset by loan repayments of $80.2 million, transfers to foreclosed real estate of $3.5 million, decreased net discount of $409,000 and a net increase in the allowance of $991,000 during the six months ended December 31, 2010.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2010		June 30, 2010
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$355,593	34.9%	$259,790	32.9%
Home equity	39,424	3.9%	22,575	2.9%
Multifamily (five units or more)	488,728	48.0%	370,469	46.9%
Commercial real estate and land loans	39,588	3.9%	33,553	4.3%
Consumer—Recreational vehicle	35,357	3.5%	39,842	5.0%
Other	59,347	5.8%	62,875	8.0%

Total loans held for investment	$1,018,037	100.0%	$789,104	100.0%
Allowance for loan losses	(6,884)		(5,893)
Unamortized premiums/discounts, net of deferred loan fees	(7,903)		(8,312)

Net loans held for investment	$1,003,250		$774,899

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through December 31, 2010, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

During fiscal 2011, the bank has changed its growth strategy to originate more mortgage loans rather than purchasing loans.

Asset Quality and Allowance for Loan Loss

Nonperforming Assets

Nonperforming loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate and repossessed assets. At December 31, 2010, our nonperforming loans totaled $16,719,000, or 1.64% of total gross loans and our total nonperforming assets totaled $20,825,000, or 1.25% of total assets.

Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following as of the dates indicated:

	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Nonperforming assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$7,198	$5,841
Home equity loans	126	87
Multifamily	8,559	4,675
Commercial	—	—

Total nonaccrual loans secured by real estate	15,883	10,603
RV / Auto	836	1,084
Other	—	16

Total nonperforming loans	16,719	11,703
Foreclosed real estate	3,106	2,354
Repossessed—vehicles	1,000	347

Total nonperforming assets	$20,825	$14,404

Total nonperforming loans as a percentage of total loans	1.64%	1.48%
Total nonperforming assets as a percentage of total assets	1.25%	1.01%

Total nonperforming loans increased $5.0 million and total nonperforming assets increased a net $6.4 million between June 30, 2010 and December 31, 2010. The increase in nonperforming loans was primarily due to the net addition of $3.9 million in multifamily loans composed primarily of a mortgage on 90 units in Missouri and a mortgage on 52 units in California. The two mortgages were reduced to fair value at December 31, 2010 which represent 68% and 57% of original appraisal. The increase in nonperforming assets also includes net growth of $1.4 million in foreclosed and repossessed vehicles.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that they can make payments. The Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $3.2 million at December 31, 2010 and $2.9 million at June 30, 2010.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2010, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at December 31, 2010 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The outstanding loan balances were divided into FICO groupings as follows: greater than or equal to 770: $8,350; 715 – 769: $13,290; 700 -714: $4,170; 660 – 699; $8,409 and less than 660: $1,138.

Over the last two years, we have experienced increased charge-offs of RV loans due to the nationwide recession. Our Bank’s portfolio of RV loans is expected to decrease in the future as the Bank no longer originates RV loans.

We provide general loan loss reserves for our mortgage loans based upon the size and class of the mortgage loan and the LTV ratio. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rate. The LTV groupings for each significant mortgage class are as follows:

The single family mortgage portfolio outstanding loan balances were divided into LTV groupings as follows: less than or equal to 60%: $235,806; 61% – 70%: $71,582; 71% -80%: $38,553; and greater than 80%: $3,794.

The multifamily mortgage portfolio outstanding loan balances were divided into LTV groupings as follows: less than or equal to 55%: $261,431; 56% – 65%: $122,122; 66% -75%: $78,008; 76%—80%:$16,259 and greater than 80%: $3,157.

The commercial real estate outstanding loan balances were divided into LTV groupings as follows: less than or equal to 50%: $18,409; 51% – 60%: $11,946; 61%—70%: $6,151; and 71%—80%: $1,580.

We believe the weighted average LTV percentage at December 31, 2010 of 52.96% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and will continue to result in the future, in lower average mortgage loan charge-offs when compared to other banks.

Given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.

The following table summarizes impaired loans as of:

	December 31, 2010	June 30, 2010
	(Dollars in Thousands)
Nonperforming loans - 90+ days past due plus other non-accrual loans	$15,495	$8,590
Troubled debt restructuring loans - non-accrual	1,224	3,113
Other impaired loans	—	—

Total impaired loans	$16,719	$11,703

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2010		June 30, 2010
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
	(Dollars in thousands)
Single family	$2,113	30.69%	$1,721	29.20%
Home equity	159	2.31%	205	3.48%
Multifamily	2,478	36.00%	1,860	31.56%
Commercial real estate and land	222	3.22%	213	3.62%
Consumer - Recreational vehicles	1,875	27.24%	1,859	31.55%
Other	37	0.54%	35	0.59%

Total	$6,884	100.00%	$5,893	100.00%

The loan loss provision was $1,600,000 for the quarter ended December 31, 2010 and December 31, 2009. We believe that the lower average LTV in the Bank’s loan portfolio will continue to result in the future in lower average mortgage loan charge-offs when compared to other banks. The resolution of the Bank’s existing REO and nonperforming loans will not have a significant adverse impact on our operating results.

Investment Securities

Total investment securities were $570.4 million as of December 31, 2010, compared with $567.6 million at June 30, 2010. During the six months ended December 31, 2010, we purchased $27.3 million of mortgage-backed securities and $90.0 million in U.S government/agency debt, had sales and bonds mature of $131.7 million, and received principal repayments of approximately $30.5 million in our available for sale portfolio. In our held to maturity portfolio, we purchased $27.4 million of mortgage-backed securities, $36.3 million of municipal bonds, and $10.0 million of agency debt, and received principal repayments of $29.8 million and the balance is equal to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held to maturity or available for sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.

Deposits

Deposits increased a net $148.2 million, or 15.3%, to $1,116.4 million at December 31, 2010, from $968.2 million at June 30, 2010. Our deposit gain composition was the result of 44.7% increase in time deposits, partially offset by a 22.4% decrease in interest bearing bearing-demand and savings accounts as a result of increased promotion and competitive pricing of time deposits during the quarter ended December 31, 2010.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2010		June 30, 2010
	Amount	Rate[1]	Amount	Rate[1]
	(Dollars in thousands)
Non-interest bearing:	$6,429	0.00%	$5,441	0.00%
Interest bearing:
Demand	75,185	0.79%	63,962	0.85%
Savings	252,663	0.84%	358,293	0.91%

Time deposits:
Under $100,000	323,057	2.58%	200,859	3.23%
$100,000 or more	459,036	2.32%	339,625	2.95%

Total time deposits[2]	782,093	2.42%	540,484	3.05%

Total interest bearing	1,109,941	1.95%	962,739	2.11%

Total deposits	$1,116,370	1.94%	$968,180	2.10%

[1]	Based on weighted-average stated interest rates at end of period.
[2]	Total brokered deposits of $143.4 million and $109.5 million at December 31, 2010 and June 30, 2010, of which $128.3 million and $109.5 million, respectively are time deposits.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2010	June 30, 2010	December 31, 2009
Checking and savings accounts	15,064	17,192	16,975
Time deposits	13,997	10,554	10,038

Total number of deposits accounts	29,061	27,746	27,013

Securities Sold Under Agreements to Repurchase

Since November 2006, we have sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements have interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, we may be required to repay the $130.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 3.85 years and the weighted average remaining period before such repurchase agreements could be called is .33 years.

FHLB Advances

We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At December 31, 2010, a total of $42.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $42.0 million in advances is 1.97 years and the weighted average remaining period before such advances could be put to us is .41 years.

Stockholders’ Equity

Stockholders’ equity increased $7.8 million to $137.6 million at December 31, 2010 compared to $129.8 million at June 30, 2010. The increase was the result of our net income for the six months ended December 31, 2010 of $9.8 million and $1.2 million from the vesting and issuance of RSU’s and the exercise of stock options offset by a $2.9 million unrealized loss from our available for sale securities and $0.2 million in dividends paid.

LIQUIDITY

During the six months ended December 31, 2010, we had net cash outflows from operating activities of $4.5 million compared to outflows of $13.2 million for the six months ended December 31, 2009. Net operating cash outflows for the periods ended were primarily due to the originations of loans held for sale.

Net cash outflows from investing activities totaled $230.4 million for the six months ended December 31, 2010, while outflows totaled $16.0 million for the same period in 2009. This was primarily due to increased loans originated and loan pools purchased offset by increased repayments of loans and residential mortgage-backed securities in the 2010 period compared to the same period in the prior year.

Our net cash provided by financing activities totaled $229.3 million for the six months ended December 31, 2010, while inflows totaled $30.5 million for the six months ended December 31, 2009. Net cash provided by financing activities increased primarily from the decrease in repayment of short term borrowings offset by a decrease in the growth of deposits for the six months ended December 31, 2010 compared to December 31, 2009. During the six months ended December 31, 2010, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2010, the Company had $140.7 million available immediately and an additional $202.6 million available with additional collateral. At December 31, 2010, we also had two $10.0 million unsecured federal funds purchase lines with two different banks under which no borrowings were outstanding.

The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2010, the Bank did not have any borrowings outstanding and the amount available from this source was $103.6 million. These borrowings are collateralized by consumer loans, and mortgage-backed securities.

In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $143.4 million outstanding at December 31, 2010. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At December 31, 2010, we had commitments to originate loans of $54.7 million, and $32.9 million in commitments to sell loans. Time deposits due within one year of December 31, 2010 totaled $386.3 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2010:

		Payments Due by Period[1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(Dollars in thousands)
Long-term debt obligations [2]	$1,228,606	$545,701	$386,690	$134,602	$161,613
Operating lease obligations [3]	1,527	824	703	—	—

Total	$1,230,133	$546,525	$387,393	$134,602	$161,613

[1]	Our contractual obligations include lon-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2010
[2]	Amounts include principal and interest due to recipient.
[3]	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of Thrift Supervision require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2010, our Bank met all the capital adequacy requirements to which it was subject. At December 31, 2010, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements at December 31, 2010 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Promt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$134,572	8.10%	$66,454	4.00%	$83,067	5.00%
Tier 1 capital (to risk-weighted assets)	134,572	13.18%	N/A	N/A	61,251	6.00%
Total capital (to risk-weighted assets)	141,456	13.86%	81,668	8.00%	102,085	10.00%
Tangible capital (to tangible assets)	134,572	8.10%	24,920	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would cause the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at December 31, 2010:

	Term to Repricing, Repayment, or Maturity at December 31, 2010
	Over One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$12,673	$—	$—	$12,673
Securities [1]	362,344	46,263	161,806	570,413
Stock of the FHLB, at cost	16,751	—	—	16,751
Loans—net of allowance for loan loss [2]	344,219	273,498	385,533	1,003,250
Loans held for sale	16,658	—	—	16,658

Total interest-earning assets	752,645	319,761	547,339	1,619,745
Non-interest earning assets	—	—	—	41,090

Total assets	$752,645	$319,761	$547,339	$1,660,835

Interest-bearing liabilities:
Interest-bearing deposits [3]	$714,350	$312,317	$83,274	$1,109,941
Securities sold under agreements to repurchase	—	95,000	35,000	130,000
Advances from the FHLB [4]	147,000	87,000	30,000	264,000
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	866,505	494,317	148,274	1,509,096
Other noninterest-bearing liabilities	—	—	—	14,147
Stockholders’ equity	—	—	—	137,592

Total liabilities and equity	$866,505	$494,317	$148,274	$1,660,835

Net interest rate sensitivity gap	$(113,860)	$(174,556)	$399,065	$110,649
Cumulative gap	$(113,860)	$(288,416)	$110,649	$110,649
Net interest rate sensitivity gap—as a % of interest earning assets	-15.13%	-54.59%	72.91%	6.83%
Cumulative gap—as % of cumulative interest earning assets	-15.13%	-26.89%	6.83%	6.83%

[1]	Comprised of U.S. government securities and mortgage-backed securities, which are classified as held to maturity, available for sale and trading. The table reflects contractual re-pricing dates.
[2]	The table reflects either contractual re-pricing dates or maturities.
[3]	The table assumes that the principal balances for demand deposit and savings accounts will re-price in the first year.
[4]	The table reflects either contractual repricing dates or maturities and does not estimate prepayments or puts.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. The market value of equity for these purposes is not intended to refer to the trading pricing of our common stock. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the industry market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at December 31, 2010:

(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	121,524	-15.76%	7.61%
Up 200 basis points	133,102	-7.73%	8.15%
Up 100 basis points	141,200	-2.12%	8.48%
Base	144,254	0.00%	8.50%
Down 100 basis points	151,622	5.11%	8.77%

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

The following describes additional significant risk factors, among others that could affect our business and our results of operations:

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

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases

Shares purchased as part of publicly announced plans Begining Balance at July 1, 2010	595,700	$5.72	595,700	319,291

Ending Balance at December 31, 2010	595,700	$5.72	595,700	319,291

Stock Retained in Net Settlement Begining Balance at July 1, 2010	46,998
July 1, 2010 to July 31, 2010	—
August 1, 2010 to August 31, 2010	—
September 1, 2010 to September 30, 2010	3,119
October 1, 2010 to October 31, 2010	1,779
November 1, 2010 to November 30, 2010	—
December 1, 2010 to December 31, 2010	1,039

Ending Balance at December 31, 2010	52,935

Total Treasury Shares at December 31, 2010	648,635

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Document
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: February 3, 2011	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)