Form 10-Q
period 2011-03-31
BofI Holding, Inc.
filed 2011-05-05
CIK 1299709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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

The number of shares outstanding of the Registrant’s common stock on the last practicable date:10,351,831 shares of common stock as of May 3, 2011.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2011	June 30, 2010
ASSETS
Cash and due from banks	$4,360	$5,834
Federal funds sold	6,321	12,371

Total cash and cash equivalents	10,681	18,205
Securities:
Trading	4,469	4,402
Available for sale	158,983	242,430
Held to maturity (fair value $388,571 in March 2011, $326,867 in June 2010)	381,711	320,807
Stock of the Federal Home Loan Bank, at cost	16,087	18,148
Loans held for sale, carried at fair value at March 31, 2011	3,652	5,511
Loans—net of allowance for loan losses of $6,892 in March 2011; $5,893 in June 2010	1,113,813	774,899
Accrued interest receivable	5,714	5,040
Furniture, equipment and software—net	2,849	621
Deferred income tax	10,525	6,153
Cash surrender value of life insurance	5,044	4,911
Other real estate owned and reposessed vehicles	8,700	2,701
Other assets	13,950	17,253

TOTAL	$1,736,178	$1,421,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$4,461	$5,441
Interest bearing	1,261,336	962,739

Total deposits	1,265,797	968,180
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	186,000	182,999
Subordinated debentures	5,155	5,155
Accrued interest payable	2,095	1,979
Accounts payable and accrued liabilities	4,947	2,960

Total liabilities	1,593,994	1,291,273
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized;
Series A—$10,000 stated value; 515 (March 2011) and 515 (June 2010) shares issued and outstanding	5,063	5,063
Common stock—$0.01 par value; 25,000,000 shares authorized; 11,003,606 shares issued and 10,351,831 shares outstanding (March 2011); 10,827,673 shares issued and 10,184,975 shares outstanding (June 2010);	110	108
Additional paid-in capital	87,071	84,605
Accumulated other comprehensive income (loss)—net of tax	(723)	4,043
Retained earnings	54,686	39,882
Treasury stock	(4,023)	(3,893)

Total stockholders’ equity	142,184	129,808

TOTAL	$1,736,178	$1,421,081

See notes to condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$15,811	$11,238	$42,900	$31,848
Investments	8,117	9,969	24,703	33,002

Total interest and dividend income	23,928	21,207	67,603	64,850

INTEREST EXPENSE:
Deposits	5,716	5,331	16,258	16,160
Advances from the Federal Home Loan Bank	1,459	1,817	4,828	6,033
Other borrowings	1,450	1,450	4,417	4,507

Total interest expense	8,625	8,598	25,503	26,700

Net interest income	15,303	12,609	42,100	38,150
Provision for loan losses	1,150	1,250	4,350	4,850

Net interest income, after provision for loan losses	14,153	11,359	37,750	33,300

NON-INTEREST INCOME:
Realized gain on securities:
Sale of mortgage-backed securities	1,478	5,947	1,960	12,493

Total realized gain on securities	1,478	5,947	1,960	12,493
Other-than-temporary loss on securities:
Total impairment losses	(1,504)	(535)	(4,733)	(6,802)
Loss recognized in other comprehensive income (loss)	1,331	—	3,678	829

Net impairment loss recognized in earnings	(173)	(535)	(1,055)	(5,973)
Fair value gain (loss) on trading securities	42	(554)	67	(1,025)

Total unrealized loss on securities	(131)	(1,089)	(988)	(6,998)
Prepayment penalty fee income	25	38	1,025	86
Mortgage banking income	444	662	3,630	1,448
Banking service fees and other income	108	117	346	388

Total non-interest income	1,924	5,675	5,973	7,417
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	3,833	1,858	10,240	5,044
Professional services	525	378	1,544	1,216
Occupancy and equipment	257	94	606	298
Data processing and internet	216	198	693	639
Advertising and promotional	261	118	592	294
Depreciation and amortization	181	60	364	170
Real estate owned and repossessed vehicles	796	937	1,248	2,021
FDIC and OTS regulatory fees	559	434	1,474	1,221
Other general and administrative	801	628	2,107	1,571

Total non-interest expense	7,429	4,705	18,868	12,474

INCOME BEFORE INCOME TAXES	8,648	12,329	24,855	28,243
INCOME TAXES	3,373	5,154	9,819	11,812

NET INCOME	$5,275	$7,175	$15,036	$16,431

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$5,198	$7,002	$14,804	$15,912

COMPREHENSIVE INCOME	$3,437	$4,822	$10,270	$18,065

Basic earnings per share	$0.48	$0.82	$1.38	$1.89
Diluted earnings per share	$0.48	$0.77	$1.37	$1.79

See notes to condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Comprehensive Income	Total
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—July 1, 2010	515	$5,063	10,827,673	(642,698)	10,184,975	$108	$84,605	$39,882	$4,043	$(3,893)		$129,808

Comprehensive income:
Net income	—	—	—	—	—	—	—	15,036	—	—	$15,036	15,036
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(4,766)	—	(4,766)	(4,766)

Total comprehensive income											$10,270

Cash dividends on preferred stock	—	—	—	—	—	—	—	(232)	—	—		(232)
Stock-based compensation expense	—	—	—	—	—	—	1,536	—	—	—		1,536
Restricted stock grants	—	—	47,552	(9,077)	38,475	1	89	—	—	(130)		(40)
Stock option exercises and tax benefits of equity compensation	—	—	128,381	—	128,381	1	841	—	—	—		842

BALANCE—March 31, 2011	515	$5,063	11,003,606	(651,775)	10,351,831	$110	$87,071	$54,686	$(723)	$(4,023)		$142,184

See notes to condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,036	$16,431
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(13,084)	(19,073)
Net accretion of discounts on loans	(3,358)	(3,195)
Amortization of borrowing costs	1	11
Stock-based compensation expense	1,536	591
Net gain on sale of investment securities	(1,960)	(12,493)
Valuation of financial instruments carried at fair value	(67)	1,025
Impairment charge on securities held to maturity	1,055	5,973
Provision for loan losses	4,350	4,850
Deferred income taxes	(1,194)	(3,771)
Origination of loans held for sale	(162,991)	(90,360)
Unrealized gain on loans held for sale	(73)	—
Gain on sales of loans held for sale	(3,630)	(1,448)
Proceeds from sale of loans held for sale	168,553	89,672
Depreciation and amortization of furniture, equipment and software	364	170
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(674)	(235)
Other assets	3,959	7,512
Accrued interest payable	116	(260)
Accounts payable and accrued liabilities	1,857	(6,938)

Net cash provided by (used) in operating activities	$9,796	$(11,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(284,033)	(129,442)
Proceeds from sale of mortgage-backed-securities	8,910	77,787
Proceeds from repayment of securities	303,710	115,800
Proceeds from redemption of stock of the Federal Home Loan Bank	2,061	—
Origination of loans, net	(361,126)	(41,754)
Proceeds from sales of repossessed assets	3,198	5,624
Purchases of loans, net of discounts and premiums	(110,682)	(156,059)
Principal repayments on loans	121,917	56,703
Purchases of furniture, equipment and software	(2,592)	(272)

Net cash used in investing activities	$(318,637)	$(71,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	297,617	321,851
Proceeds from the Federal Home Loan Bank advances	164,000	135,000
Repayment of the Federal Home Loan Bank advances	(161,000)	(216,000)
Proceeds from borrowing at the Fed Discount Window	—	125,000
Repayment of borrowing at the Fed Discount Window	—	(285,000)
Proceeds from exercise of common stock options	573	965
Proceeds from issuance of common stock	2	—
Tax benefit from exercise of common stock options and vesting of restricted stock grants	357	456
Cash dividends on preferred stock	(232)	(423)

Net cash provided by financing activities	301,317	81,849

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,524)	(1,302)
CASH AND CASH EQUIVALENTS—Beginning of year	18,205	8,406

CASH AND CASH EQUIVALENTS—End of period	$10,681	$7,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$25,595	$26,947

Income taxes paid	$11,293	$15,720

Transfers to other real estate and repossessed vehicles	$10,356	$4,800

Securities transferred from held-to-maturity to available for sale portfolio	$—	$1,245

Preferred stock dividends declared but not paid	$—	$96

See notes to condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Dollars in thousands, except earnings per share)

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, Bank of Internet USA (the “Bank” and collectively with BofI Holding, Inc., the “Company”). All significant intercompany balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months or nine months ended March 31, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2010 included in our Annual Report on Form 10-K.

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

Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at fair value at March 31, 2011 and at the lower of cost or market value at June 30, 2010. Fair value adjustments, lower of cost or market value adjustments, as well as realized gain and losses, are recorded as mortgage banking income. The Bank generally sells its loans with servicing released to the buyer.

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

General loan loss reserves for real estate loans are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated allowance rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios. General loss reserves for consumer loans are calculated by grouping each loan by credit score (e.g., FICO) at origination and applying and estimated allowance to each group. The estimated allowance rate is based upon historical loss rates and expected future trends by loan segment. Specific reserves are calculated when an internal asset review of a loan or a group of loans identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve is based on discounted cash flows, observable market prices or the estimated value of underlying collateral.

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

In addition, this ASU requires the presentation of activity (purchases, sales, issuances, and settlements) in the Level 3 reconciliation on a gross basis as opposed to a net basis. This disclosure however, is effective for periods beginning after December 15, 2010. The Company adopted this ASU effective January 1, 2011.

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

In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At March 31, 2011, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 35.5% of all banks in the collateral pools, compared to 23.6% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At March 31, 2011, the Company used a weighted average discount margin of 400 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at March 31, 2011 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $519. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $615.

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

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in March 2011) was 8.8%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates.

To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at March 31, 2011 are from 1.3% up to 19% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at March 31, 2011 are from 25% up to 71.4% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at March 31, 2011, the Company computed its discount rates as a spread between 223 and 361 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and June 30, 2010. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)

	March 31, 2011
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$4,469	$4,469

Securities—Available for Sale:
U.S. Treasury	$—	$—	$—	$—
Agency Debt	—	—	—	—
Agency RMBS	—	63,674	—	63,674
Non-Agency RMBS	—	—	95,309	95,309

Total—Securities—Available for Sale	$—	$63,674	$95,309	$158,983

Loans Held for Sale	$—	$3,652	$—	$3,652

Other assets—Derivative instruments	$—	$—	$298	$298

	June 30, 2010
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$4,402	$4,402

Securities—Available for Sale:
Agency Debt	$—	$60,965	$—	$60,965
Agency RMBS	—	58,279	—	58,279
Non-Agency RMBS	—	—	123,186	123,186

Total—Securities—Available for Sale	$—	$119,244	$123,186	$242,430

Loans Held for Sale	$—	$5,511	$—	$5,511

Other assets—Derivative instruments	$—	$—	$199	$199

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the nine month period ended
	March 31, 2011		March 31, 2010
	Trading Securities Other debt securities: Non-Agency	Available for Sale Securities RMBS Non-Agency	Trading Securities Other debt securities: Non-Agency	Available for Sale Securities RMBS Non-Agency
	(Dollars in thousands)
Assets:
Beginning Balance	$4,402	$123,186	$5,445	$125,759
Total gains/(losses)—(realized/unrealized):
Included in earnings—Sale of mortgage-back securities	—	(1,960)	—	—
Included in earnings—Fair value gain on trading securities	67	—	(1,025)	11,907
Included in other comprehensive income	—	(2,206)	—	54
Purchases, issuances, and settlements:	—	—	—	—
Purchases	—	—	—	2,259
Issuances	—	—	—	—
Settlements	—	(23,711)	(4)	(19,416)
Transfers into Level 3	—	—	—	8,542

Ending balance	$4,469	$95,309	$4,416	$129,105

The Table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 assets and liabilities for the three and nine months ended March 31,2011 and 2010 that are still held at March 31, 2011:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands)
Interest income on investments	$28	$29	$91	$91
Unrealized gain or loss	42	(554)	67	(1,025)

Total	$70	$(525)	$158	$(934)

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $5,688 after a write-off of zero at March 31, 2011, resulting in an additional provision for loan losses of zero and $865 during the three months and the nine months ended March 31, 2011. At March 31, 2010, our collateral-dependent loans had a carrying amount of $4,215 after a write-off of $1,518, resulting in additional provision for loan losses of $608.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $7,002 after charge offs of $407 and an expense of zero for the three months ended March 31, 2011.

Held to maturity securities measured for impairment on a non-recurring basis had a carrying amount of $94,402 at March 31, 2011, after charges to income of $173 and $1,055, during the three and nine months ended March 31, 2011 and charges to other comprehensive income of $799 and $2,206 during the three and nine months ended March 31, 2011. During the three months ended March 31, 2010, our non-recurring basis had a carrying amount of $46,867 after a charge to income of $5,973 and recoveries from other comprehensive income of $3,038. These held to maturity securities are valued using Level 3 inputs.

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	March 31, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$10,681	$10,681	$18,205	$18,205
Securities trading	4,469	4,469	4,402	4,402
Securities available for sale	158,983	158,983	242,430	242,430
Securities held to maturity	381,711	388,571	320,807	326,867
Stock of the Federal Home Loan Bank	16,087	N/A	18,148	N/A
Loans held for sale	3,652	3,652	5,511	5,511
Loans held for investment—net	1,113,813	1,142,211	774,899	801,152
Accrued interest receivable	5,714	5,714	5,040	5,040
Financial liabilities:
Time deposits and savings	1,265,797	1,263,730	968,180	982,375
Securities sold under agreements to repurchase	130,000	141,986	130,000	144,591
Advances from the Federal Home Loan Bank	186,000	191,531	182,999	191,707
Subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	2,095	2,095	1,979	1,979

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

4. SECURITIES

The amortized cost, carrying amount and fair value for the major categories of securities trading, available for sale, and held to maturity at March 31, 2011 and June 30, 2010 were:

	Trading	Available for sale				Held to maturity
	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
	(Dollars in Thousands)

	March 31, 2011
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$62,717	$1,134	$(177)	$63,674	$79,931	$978	$(407)	$80,502
Non-agency [2]	—	85,662	9,668	(21)	95,309	255,538	13,059	(6,981)	261,616

Total mortgage-backed securities	—	148,379	10,802	(198)	158,983	335,469	14,037	(7,388)	342,118

Other debt securities:
U.S. agencies [1]	—	—	—	—	—	9,976	—	(383)	9,593
Municipal	—	—	—	—	—	36,266	913	(319)	36,860
Non-agency	4,469	—	—	—	—	—	—	—	—

Total other debt securities	4,469	—	—	—	—	46,242	913	(702)	46,453

Total debt securities	$4,469	$148,379	$10,802	$(198)	$158,983	$381,711	$14,950	$(8,090)	$388,571

	June 30, 2010
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$56,933	$1,346	$—	$58,279	$35,317	$528	$(229)	$35,616
Non-agency [2]	—	109,659	13,527	—	123,186	285,490	16,222	(10,461)	291,251

Total mortgage-backed securities	—	166,592	14,873	—	181,465	320,807	16,750	(10,690)	326,867

Other debt securities:
U.S. agencies [1]	—	60,966	2	(3)	60,965	—	—	—	—
Non-agency	4,402	—	—	—	—	—	—	—	—

Total other debt securities	4,402	60,966	2	(3)	60,965	—	—	—	—

Total debt securities	$4,402	$227,558	$14,875	$(3)	$242,430	$320,807	$16,750	$(10,690)	$326,867

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available for sale portfolio with a total fair value of $95,309 at March 31, 2011 consists of 29 different issues of super senior securities with a fair value of $61,465; two senior structured whole loan securities with a fair value of $33,764 and three mezzanine z-tranche securities with a fair value of $80 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $255,538 at March 31, 2011 consists of 82 different issues of super senior securities totaling $251,170, one senior-support security with a carrying value of $3,549 and one other security with a carrying value of $819. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $1,216 impairment loss during fiscal 2009 and $5,114 during fiscal 2010. For the nine months ended March 31, 2011 the security had not experienced additional impairments.

The current face amounts of debt securities available for sale and held to maturity that were pledged to secure borrowings at March 31, 2011 and June 30, 2010 were $470,784 and $491,000 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Available for sale securities in loss position for						Held to maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

	March 31, 2011
RMBS:
U.S. agencies	$20,557	$(177)	$—	$—	$20,557	$(177)	$19,809	$(407)	$—	$—	$19,809	$(407)
Non-agency	25	(21)	—	—	25	(21)	19,984	(761)	64,774	(6,220)	84,758	(6,981)

Total RMBS securites	20,582	(198)	—	—	20,582	(198)	39,793	(1,168)	64,774	(6,220)	104,567	(7,388)

U.S. agencies	—	—	—	—	—	—	—	—	9,593	(383)	9,593	(383)
Municipal Debt	—	—	—	—	—	—	—	—	5,306	(319)	5,306	(319)

Total Other Debt	—	—	—	—	—	—	—	—	14,899	(702)	14,899	(702)

Total debt securites	$20,582	$(198)	$—	$—	$20,582	$(198)	$39,793	$(1,168)	$79,673	$(6,922)	$119,466	$(8,090)

	June 30, 2010
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—	$20,200	$(229)	$—	$—	$20,200	$(229)
Non-agency	—	—	—	—	—	—	63,867	(2,771)	75,558	(7,690)	139,425	(10,461)

Total RMBS securites	—	—	—	—	—	—	84,067	(3,000)	75,558	(7,690)	159,625	(10,690)

Other Debt:
U.S. agencies	35,968	(3)	—	—	35,968	(3)	—	—	—	—	—	—

Total Other Debt	35,968	(3)	—	—	35,968	(3)	—	—	—	—	—	—

Total debt securites	$35,968	$(3)	$—	$—	$35,968	$(3)	$84,067	$(3,000)	$75,558	$(7,690)	$159,625	$(10,690)

There were 12 securities that were in a continuous loss position at March 31, 2011 for a period of more than 12 months. There were 14 securities that were in a continuous loss position at June 30, 2010 for a period of more than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning balance	$8,374	$6,892	$7,492	$1,454
Additions for the amounts related to credit loss for which an other-than- temporary impairment was not previously recognized	86	220	856	2,040
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	87	315	199	3,933

Ending balance	$8,547	$7,427	$8,547	$7,427

At March 31, 2011, 33 non-agency RMBS with a total carrying amount of $94,402 were determined to have cumulative credit losses of $8,547 of which $1,055 was recognized in earnings during the nine months ended March 31, 2011 and $6,038 was recognized in earnings during fiscal 2010. This quarter’s other-than-temporary impairment of $173 is related to 11 non-agency RMBS with a total carrying amount of $32,166. In accordance with ASC Topic 320-10-65-65.1, recognition and presentation of other-than-temporary impairment, the Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.

To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than -temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 3. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (and decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate announced prior to the end of the period covered by this report (reported in March 2011) was 8.8%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. In accordance with ASC Topic 320-10-65-65.1, the discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition (as prescribed by ASC Topic 310, Accounting by Creditors for Impairment of a Loan) or the last accounting yield (as prescribed in ASC Topic 325-40). For securities recorded under ASC Topic 320, the Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.

The gross gains and losses realized through earnings upon the sale of available for sale securities were as follows for the period specified:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in Thousands)
Proceeds	$8,256	$20,506	$8,910	$77,787

Gross realized gains	$1,478	$5,947	$1,960	$12,493
Gross realized loss	—	—	—	—

Net gain on securities	$1,478	$5,947	$1,960	$12,493

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive income (loss) as follows:

	March 31, 2011	June 30, 2010
	(Dollars in Thousands)
Available for sale debt securities—net unrealized gains	$10,604	$14,872
Held to maturity debt securities—other-than-temporary impairment loss	(11,814)	(8,135)

Subtotal	(1,210)	6,737
Tax expense	487	(2,694)

Net unrealized gain (loss) on investment securities in accumulated other comprehensive income	$(723)	$4,043

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available for sale and held to maturity at March 31, 2011 were:

	March 31, 2011
	Available for sale		Held to maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
	(Dollars in Thousands)
RMBS—U.S. agencies [1]:
Due within one year	$1,970	$2,002	$1,965	$1,976	$—
Due one to five years	8,308	8,440	18,644	18,692	—
Due five to ten years	11,494	11,669	27,381	27,453	—
Due after ten years	40,945	41,563	31,941	32,381	—

Total RMBS—U.S. agencies [1]	62,717	63,674	79,931	80,502	—

RMBS—Non-agency:
Due within one year	20,390	22,620	36,993	38,824
Due one to five years	37,563	41,370	67,470	71,312
Due five to ten years	12,666	14,002	39,150	40,084
Due after ten years	15,043	17,317	111,925	111,396

Total RMBS—Non-agency	85,662	95,309	255,538	261,616	—

Other debt:
Due within one year	—	—	277	279	—
Due one to five years	—	—	4,058	3,949	—
Due five to ten years	—	—	7,759	7,518	—
Due after ten years	—	—	34,148	34,707	4,469

Total other debt	—	—	46,242	46,453	4,469

Total	$148,379	$158,983	$381,711	$388,571	$4,469

[1]	Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5. LOANS & ALLOWANCE FOR LOAN LOSS

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2011	June 30, 2010
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential single family (one to four units)	$406,348	$259,790
Home equity	37,666	22,575
Residential multifamily (five units or more)	551,015	370,469
Commercial real estate and land	37,959	33,553
Consumer—Recreational vehicle	32,572	39,842
Other	60,399	62,875

Total gross loans	1,125,959	789,104
Allowance for loan losses	(6,892)	(5,893)
Unaccreted discounts and loan fees	(5,254)	(8,312)

Net loans	$1,113,813	$774,899

Allowance for Loan Loss. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the allowance) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at March 31, 2011, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

Allowance for Credit Loss Disclosures—The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

The Company provides general loan loss reserves for its RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at March 31, 2011 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company has $29,309 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $7,410; 715 – 769: $10,447; 700 -714: $3,128; 660 – 699: $7,437 and less than 660: $887.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:

The Company has $399,675 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $276,912; 61% – 70%: $81,615; 71% -80%: $37,447; and greater than 80%: $3,701.

The Company has $548,200 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $278,306; 56% – 65%: $162,758; 66% – 75%: $89,961; 76% – 80%: $14,032 and greater than 80%: $3,143. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.

The Company has $36,337 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $22,704; 51% – 60%: $10,150; 61% – 70%: $3,907; and 71% – 80%: $1,576.

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended March 31, 2011
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
Balance at January 1, 2011	$2,113	$159	$2,478	$222	$1,875	$37	$6,884
Provision for loan loss	216	15	150	(52)	823	(2)	1,150
Charge-offs	(114)	(31)	(225)	—	(772)	—	(1,142)
Recoveries	—	—	—	—	—	—	—

Balance at March 31, 2011	$2,215	$143	$2,403	$170	$1,926	$35	$6,892

	For the Three Months Ended March 31, 2010
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
Balance at January 1, 2010	$1,163	$222	$1,744	$192	$2,094	$34	$5,449
Provision for loan loss	600	36	302	18	295	(1)	1,250
Charge-offs	(323)	(58)	(249)	—	(459)	—	(1,089)
Recoveries	—	—	—	—	—	—	—

Balance at March 31, 2010	$1,440	$200	$1,797	$210	$1,930	$33	$5,610

	For the Nine Months Ended March 31, 2011
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
Balance at July 1, 2010	$1,721	$205	$1,860	$213	$1,859	$35	$5,893
Provision for loan loss	1,399	42	1,226	(43)	1,699	27	4,350
Charge-offs	(905)	(104)	(906)	—	(1,632)	(27)	(3,574)
Recoveries	—	—	223	—	—	—	223

Balance at March 31, 2011	$2,215	$143	$2,403	$170	$1,926	$35	$6,892

	For the Nine Months Ended March 31, 2010
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
Balance at July 1, 2009	$1,113	$280	$1,680	$179	$1,475	$27	$4,754
Provision for loan loss	1,271	25	636	31	2,881	6	4,850
Charge-offs	(944)	(105)	(519)	—	(2,426)	—	(3,994)
Recoveries	—	—	—	—	—	—	—

Balance at March 31, 2010	$1,440	$200	$1,797	$210	$1,930	$33	$5,610

At March 31, 2011, the entire allowance for loan loss for each portfolio class was calculated as a contingent impairment (ASC 450, Contingencies for Gain or Loss). When specific loan impairment analysis is performed under ASC 310-10, the impairment is either recorded as a charge-off to the loan loss allowance or, if such loan is a TDR, the impairment is recorded as a specific loan loss allowance.

The following table presents our loans evaluated individually for impairment by class as of March 31, 2011:

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Single Family	$5,574	$6,562	$—
Multifamily	1,604	1,744	—
Home Equity	28	28	—
Commercial	—	—	—
RV / Auto	71	69	—
Other	—	—	—
With an allowance recorded:
Single Family	$2,054	$2,049	$17
Multifamily	2,503	2,462	12
Home Equity	125	123	1
Commercial	1,762	1,761	1
RV / Auto	3,378	3,259	549
Other	—	—	—

Total	$17,099	$18,057	$580

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$17	$1	$12	$1	$549	$—	$580
Collectively evaluated for impairment	2,198	142	2,391	169	1,377	35	6,312

Total ending allowance balance	$2,215	$143	$2,403	$170	$1,926	$35	$6,892

Loans:
Loans individually evaluated for impairment	$7,628	$153	$4,107	$1,762	$3,449	$—	$17,099
Loans collectively evaluated for impairment	396,992	37,772	545,554	36,107	30,097	60,910	1,107,432

Total recorded investment in loans	$404,620	$37,925	$549,661	$37,869	$33,546	$60,910	$1,124,531

Interest receivable	$(968)	$(154)	$(1,942)	$(111)	$(173)	$(478)	$(3,826)
Unaccreted discounts and loan fees	$2,696	$(105)	$3,296	$201	$(801)	$(33)	$5,254

Principal loan balance	$406,348	$37,666	$551,015	$37,959	$32,572	$60,399	$1,125,959

Credit Quality Disclosures. Nonperforming loans consisted of the following at:

	March 31, 2011	June 30, 2010
	(Dollars in Thousands)
Loans secured by real estate:
Single family	$6,293	$5,841
Home equity loans	94	87
Multifamily	1,663	4,675
Commercial	1,760	—

Total nonaccrual loans secured by real estate	9,810	10,603
RV/Auto	804	1,084
Other	—	16

Total nonperforming loans	$10,614	$11,703

Nonperforming loans to total loans	0.94%	1.48%

Nonperforming loans totaled $10,614 and $11,703 at March 31, 2011 and June 30, 2010, respectively. The average balances of nonperforming loans were $13,366 and $7,468 for the three month periods ended March 31, 2011 and 2010, respectively and $14,416 and $6,951 for the nine-month periods ended March 31, 2011 and 2010, respectively. All nonperforming loans were on nonaccrual and no interest income was recognized on these loans during the three month and nine month periods ended March 31, 2011 and 2010.

The following table provides the outstanding unpaid balance of loans that are performing and nonperforming by portfolio class at March 31, 2011:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Performing	$400,055	$37,572	$549,352	$36,199	$31,768	$60,399	$1,115,345
Nonperforming	6,293	94	1,663	1,760	804	—	10,614

Total	$406,348	$37,666	$551,015	$37,959	$32,572	$60,399	$1,125,959

The Company divides multi-family loans for analysis of its general loan loss reserves between purchases and originations as follows at March 31, 2011:

	Multi-family
	Origination	Purchase	Total
	(Dollars in Thousands)
Performing	$248,063	$301,289	$549,352
Non performing	—	1,663	1,663

Total	$248,063	$302,952	$551,015

Approximately 30% and 27% of our non-performing loans at March 31, 2011 and June 30, 2010, respectively, were considered troubled debt restructurings (TDRs). Certain TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs loans are removed from the non-performing loan category and any previously deferred interest income is recognized. From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. During the temporary period of modification, the Company classifies these loans as performing TDRs that consisted of the following at:

	March 31, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Performing loans temporarily modified as TDR	$1,337	$57	$2,462	$—	$2,524		$6,380
Non performing loans	6,293	94	1,663	1,760	804	—	$10,614

Total impaired loans [1]	$7,630	$151	$4,125	$1,760	$3,328	$—	$16,994

Interest income recognized on performing TDR’s (3 months)	$13	$1	$42	$—	$52	$—	$108

Average balances of performing TDR’s (3 months)	$1,338	$58	$2,465	$—	$2,944	$—	$6,805

Average balances of non-performing loans (3 months)	$6,797	$94	$3,510	$1,765	$1,198	$1	$13,365

[1] The recorded investment in impaired loans also includes $105,000 of accrued interest receivable and unaccreted discounts and loan fees.

	June 30, 2010
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Performing loans temporarily modified as TDR	$598	$—	$296	—	$2,842	$—	$3,736
Non performing loans	5,841	87	4,675	—	1,084	16	$11,703

Total impaired loans	$6,439	$87	$4,971	$—	$3,926	$16	$15,439

Interest income recognized on performing TDR’s (3 months)	$6	$—	$5	$—	$58	$—	$69

Average balances of performing TDR’s (3 months)	$858	$—	$99	$—	$2,916	$—	$3,873

Average balances of non-performing loans (3 months)	$5,190	$93	$3,837	$—	$1,022	$16	$10,158

Interest recognized on performing loans temporarily modified as TDRs was $108 and $69 for the three-month periods ended March 31, 2011 and June 30, 2010, respectively. For the nine months ended March 31, 2011 and 2010 interest recognized was $276 and $195. The average balances of performing loan TDRs and non performing loans was $19,854 and $7,620 for the nine-month periods ended March 31, 2011 and 2010, respectively.

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

Pass. Loans classified as pass are well protected by the current net worth and paying capacity of the obligor or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

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

The Company reviews and grades all single-family mortgage loans with unpaid principal balances of $500,000 or more once per year. The Company reviews and grades all multi-family loans and commercial mortgage loans with unpaid principal balances of $750,000 or more once per year. A sample of 5% of all other loans is reviewed one per year.

The following table presents the composition of our loan portfolio by credit quality indicator as of March 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Real Estate
Single Family	$393,591	$7,177	$5,580	$—	$406,348
Home equity loans	37,466	98	102	—	37,666
Multifamily	540,158	9,194	1,663	—	551,015
Commercial real estate and land	33,992	2,206	1,761	—	37,959
Consumer—RV/Auto and other	91,119	$1,005	847	—	92,971

Total	$1,096,326	$19,680	$9,953	$—	$1,125,959

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class at March 31, 2011:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
30 - 59 Days Past Due	$1,789	$238	$1,510	$—	$1,373	$1	$4,911
60 - 89 Days Past Due	242	24	320	—	510	1	1,097
Greater than 90 Days Past Due	9,227	28	1,663	—	123	—	11,041

	$11,258	$290	$3,493	$—	$2,006	$2	$17,049

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

2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At March 31, 2011, there were a maximum of 2,030,000 shares available for issuance under the limits of the 2004 Plan.

Stock Options. The Company’s income before income taxes and net income for the three months ended March 31, 2011 and 2010 included stock option compensation cost of zero and $9, respectively. The total income tax benefit was zero and $4 for the three months ended March 31, 2011 and 2010, respectively. For the nine months ended March 31, 2011 and 2010 stock option compensation expense was $3 and $38, with total income tax benefit of $1 and $16, respectively. At March 31, 2011, expense related to stock option grants has been fully recognized.

A summary of stock option activity under the Plans during the period July 1, 2009 to March 31, 2011 is presented below:

	Number of Shares	Weighted-average Exercise Price Per Share
Outstanding-July 1, 2009	760,371	$7.32
Granted	—	$—
Exercised	(266,708)	$6.70
Converted	(97,482)	$4.19
Cancelled	(261)	$7.35

Outstanding-June 30, 2010	395,920	$8.52
Granted	—
Exercised	(128,381)	$7.18
Cancelled	(6)	$7.35

Outstanding-March 31, 2011	267,533	$9.15

Options exercisable-June 30, 2010	394,883	$8.52
Options exercisable-March 31, 2011	267,533	$9.15

The following table summarizes information as of March 31, 2011 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$ 7.35	63,394	5.3	63,394	$7.35
$ 8.50	7,500	4.7	7,500	$8.50
$ 9.20	7,500	4.4	7,500	$9.20
$ 9.50	84,700	4.3	84,700	$9.50
$10.00	103,439	2.1	103,439	$10.00
$11.00	1,000	1.3	1,000	$11.00

$ 9.15	267,533	3.7	267,533	$9.15

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at March 31, 2011 was $1,703.

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

During the quarters ended March 31, 2011 and 2010, the Company granted 9,315 and 8,531 restricted stock units respectively, to employees and directors. Restricted stock unit (“RSU”) awards granted during these quarters vest over three years, one-third on each anniversary date, except that any RSUs granted to our CEO, vest one-third on each fiscal year end.

The Company’s income before income taxes and net income for the quarters ended March 31, 2011 and 2010 included stock award expense of $604 and $222, respectively. The income tax benefit was $236 and $93, respectively. For the nine months ended March 31, 2011 and 2010 stock award expense was $1,533 and $553, with total income tax benefit of $606 and $231, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2011, unrecognized compensation expense related to non-vested awards aggregated to $3,979 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
(Dollars in Thousands)
For the fiscal year remainder:
2011	$168
2012	2,000
2013	1,697
2014	114

Total	$3,979

The following table presents the status and changes in restricted stock grants from July 1, 2009 through March 31, 2011:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2009	153,104	$6.49
Granted	151,018	$7.91
Vested	(104,974)	$7.09
Cancelled	—	$—

Non-vested balance at June 30, 2010	199,148	$7.88

Granted	363,213	$11.67
Vested	(49,086)	$7.37
Cancelled	(8,888)	$11.73

Non-vested balance at March 31, 2011	504,387	$10.59

The total fair value of shares vested for the three and nine months ended March 31, 2011 was $114 and $632, respectively.

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At March 31, 2011, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

7.	EARNINGS PER SHARE

Effective July 1, 2009, the Company implemented new guidance impacting ASC Topic 260, Earnings Per Share, which clarifies that unvested stock-based compensation awards containing non-forfeitable rights to dividends or dividend equivalents (collectively, “dividends”) are participating securities and should be included in the EPS calculation using the two-class method. The Company grants restricted stock and RSUs to certain directors and employees under its Plans, which entitle the recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. EPS data for the prior periods were revised as required by the new guidance.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in Thousands, except per share data)		(Dollars in Thousands, except per share data)
Earnings Per Common Share
Net income	$5,275	$7,175	$15,036	$16,431
Preferred stock dividends	77	173	232	519

Net income attributable to common shareholders	$5,198	$7,002	$14,804	$15,912

Average common shares issued and outstanding	10,310,743	8,261,724	10,259,510	8,185,190
Average unvested Restricted stock grant and RSU shares	506,168	261,487	438,895	217,275

Total qualifing shares	10,816,911	8,523,211	10,698,405	8,402,465

Earnings per common share	$0.48	$0.82	$1.38	$1.89

Diluted Earnings Per Common Share
Net income attributable to common shareholders	$5,198	$7,002	$14,804	$15,912
Preferred stock dividends to dilutive convertible preferred	—	96	—	287

Dilutive net income attributable to common shareholders	$5,198	$7,098	$14,804	$16,199

Average common shares issued and outstanding	10,816,911	8,523,211	10,698,405	8,402,465
Dilutive effect of Stock Options	106,944	131,093	101,364	97,143
Dilutive effect of convertible preferred stock	—	531,690	—	531,690

Total dilutive common shares issued and outstanding	10,923,855	9,185,994	10,799,769	9,031,298

Diluted earnings per common share	$0.48	$0.77	$1.37	$1.79

Options to acquire zero and 252,705 shares for the nine months ended March 31, 2011 and 2010, respectively, were not included in determining diluted earnings per share, as they were anti-dilutive.

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

At March 31, 2011, the Company had commitments to originate loans of $65.5 million. At March 31, 2011, the Company also had commitments to sell loans of $28.6 million.

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

In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates. There were two refinances of existing related party loans and one new loan granted under the provisions of the employee loan program during the nine months ended March 31, 2011, totaling $6,345 and six new loans granted during the nine months ended March 31, 2010 totaling $8,466.

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

Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors summarized in Part II, Item 1A under the heading “Risk Factors” in this report, and discussed in greater detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2010, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.

General

Our company, BofI Holding, Inc., is the holding company for Bank of Internet USA, a consumer-focused, nationwide savings bank operating primarily over the Internet. We offer loans and deposits in all 50 states to our customers directly through our websites, including www.BankofInternet.com, www.BofI.com, and www.Apartmentbank.com. We are a unitary savings and loan holding company and, along with Bank of Internet USA, are subject to primary federal regulation by the Office of Thrift Supervision, or “OTS”. Effective July 1, 2011, our primary federal regulator will be the Office of the Comptroller of the Currency.

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

Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2010 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year end June 30, 2010.

SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data concerning the periods indicated:

BofI HOLDING, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)

	March 31, 2011	June 30, 2010	March 31, 2010
Selected Balance Sheet Data:
Total assets	$1,736,178	$1,421,081	$1,401,143
Loans—net of allowance for loan losses	1,113,813	774,899	750,118
Loans held for sale	3,652	5,511	5,326
Allowance for loan losses	6,892	5,893	5,610
Securities—trading	4,469	4,402	4,416
Securities—available for sale	158,983	242,430	248,029
Securities—held to maturity	381,711	320,807	332,841
Total deposits	1,265,797	968,180	970,375
Securities sold under agreements to repurchase	130,000	130,000	130,000
Advances from the FHLB	186,000	182,999	181,995
Subordinated debentures	5,155	5,155	5,155
Total stockholders’ equity	142,184	129,808	108,483

BofI HOLDING, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	At or for the Three Months Ended March 31,		At or for the Nine Months Ended March 31,
	2011	2010	2011	2010
Selected Income Statement Data:
Interest and dividend income	$23,928	$21,207	$67,603	$64,850
Interest expense	8,625	8,598	25,503	26,700

Net interest income	15,303	12,609	42,100	38,150
Provision for loan losses	1,150	1,250	4,350	4,850

Net interest income after provision for loan losses	14,153	11,359	37,750	33,300
Non-interest income (loss)	1,924	5,675	5,973	7,417
Non-interest expense	7,429	4,705	18,868	12,474

Income before income tax expense	8,648	12,329	24,855	28,243
Income tax expense	3,373	5,154	9,819	11,812

Net income	$5,275	$7,175	$15,036	$16,431

Net income attributable to common stock	$5,198	$7,002	$14,804	$15,912
Per Share Data:
Net income:
Basic	$0.48	$0.82	$1.38	$1.89
Diluted	$0.48	$0.77	$1.37	$1.79
Book value per common share	$13.25	$11.89	$13.25	$11.89
Tangible book value per common share	$13.25	$11.89	$13.25	$11.89
Weighted average number of shares outstanding:
Basic	10,816,911	8,523,211	10,698,405	8,402,465
Diluted	10,923,855	9,185,994	10,799,769	9,031,298
Common shares outstanding at end of period	10,351,831	8,293,683	10,351,831	8,293,683
Common shares issued at end of period	11,003,606	8,915,913	11,003,606	8,915,913
Performance Ratios and Other Data:
Loan originations for investment	$152,290	$6,671	$361,126	$41,754
Loan originations for sale	23,306	34,669	162,991	90,360
Loan purchases	6,922	100,095	110,982	156,059
Return on average assets	1.25%	2.11%	1.28%	1.64%
Return on average stockholders’ equity	15.35%	28.40%	15.02%	23.74%
Interest rate spread [1]	3.56%	3.63%	3.48%	3.73%
Net interest margin [2]	3.71%	3.81%	3.66%	3.90%
Efficiency ratio	43.12%	25.73%	39.25%	27.38%
Capital Ratios:
Equity to assets at end of period	8.19%	7.74%	8.19%	7.74%
Tier 1 leverage (core) capital to adjusted tangible assets [3,4]	8.11%	8.13%	8.11%	8.13%
Tier 1 risk-based capital ratio [3,4]	12.97%	13.47%	12.97%	13.47%
Total risk-based capital ratio [3,4]	13.61%	14.13%	13.61%	14.13%
Tangible capital to tangible assets [3,4]	8.11%	8.13%	8.11%	8.13%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.43%	0.64%	0.51%	0.83%
Nonperforming loans to total loans	0.94%	1.34%	0.94%	1.34%
Nonperforming assets to total assets	1.11%	0.97%	1.11%	0.97%
Allowance for loan losses to total loans at end of period	0.61%	0.74%	0.61%	0.74%
Allowance for loan losses to nonperforming loans	64.93%	54.96%	64.93%	54.96%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
[3]	Reflects regulatory capital ratios of Bank of Internet USA only.
[4]

The Bank’s Ratios for Tier 1 Capital to assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets at March 31, 2010 were reduced from 8.43% to 8.13%, 17.26% to 13.47% and 18.08% to 14.13%, respectively to reflect consolidation of the BIRT Re-securitization trust at the Bank level. Previously, the BIRT Re-securitization trust was consolidated into BofI Holding, Inc. parent of the Bank.

RESULTS OF OPERATIONS

Comparison of the Three Months and Nine Months Ended March 31, 2011 and March 31, 2010

For the three months ended March 31, 2011, we had net income of $5,275,000 compared to net income of $7,175,000 for the three months ended March 31, 2010. Net income attributable to common stock holders was $5,198,000 or $0.48 per diluted share compared to net income of $7,002,000 or $0.77 per diluted share for the three months ended March 31, 2011 and 2010, respectively.

Other key comparisons between our operating results for the three months ended March 31, 2011 and 2010 are:

•

Net interest income increased $2,694,000 in the quarter ended March 31, 2011 due to a 24.5% increase in average earning assets primarily from loan originations and loan pool purchases. Our net interest margin decreased 10 basis points in the quarter ended March 31, 2011 compared to March 31, 2010, as the earning rates on loans decreased 59 basis points and rates on securities decreased 78 basis points offset by a decrease in the rates paid on deposits and borrowings of 53 basis points.

•

Non-interest income decreased $3,751,000 for the quarter ended March 31, 2011 compared to the quarter March 31, 2010. The decrease in non-interest income was primarily the result of a $4,107,000 decrease in net sales and impairment on investment securities offset by an increase in fair value gains from trading securities of $596,000.

•

Non-interest expense increased $2,724,000 for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 primarily due to a $1,975,000 increase in compensation attributed to increased staffing and restricted stock compensation.

For the nine months ended March 31, 2011, we had net income of $15,036,000 compared to net income of $16,431,000 for the nine months ended March 31, 2010. Net income attributable to common stock holders was $14,804,000 or $1.37 per diluted share compared to net income of $15,912,000 or $1.79 per diluted share for the nine months ended March 31, 2011 and 2010, respectively.

Excluding the after-tax effect of securities gains or losses, adjusted earnings for the quarters ended March 31, 2011 and 2010 were $4,453,000 and $4,348,000. For the nine months ended March 31, 2011, adjusted earnings were $14,448,000 and $13,234,000.

Net Interest Income

Net interest income for the quarter ended March 31, 2011 totaled $15.3 million, an increase of 21.4% compared to net interest income of $12.6 million for the quarter ended March 31, 2010.

Total interest and dividend income during the quarter ended March 31, 2011 increased 12.7% to $23.9 million, compared to $21.2 million during the quarter ended March 31, 2010. The increase in interest and dividend income for the quarter was attributable primarily to growth in average earning assets from origination and purchase of loans. The average balance of loans increased 54.6% when compared to the three-month period ended March 31, 2010. The increase in interest income was partially offset by lower rates earned on mortgage-backed securities. The loan portfolio yield for the quarter ended March 31, 2011 decreased 59 basis points and the investment security portfolio yield decreased 78 basis points from the prior period. The net growth in average earning assets for the three-month period was funded largely by increased time deposit accounts. Total interest expense remained unchanged at $8.6 million for both quarters ended March 31, 2011 and 2010. The average funding rate decreased by 53 basis points while average interest-bearing liabilities grew 24.2%. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 113 basis points and decreases in the average funding rates of demand and savings accounts of 59 basis points, partially offset by an increase in other borrowings of 43 basis points when comparing the quarters ended March 31, 2011 and 2010. Net interest margin, defined as net interest income divided by average earning assets, decreased by 10 basis points to 3.71% for the quarter ended March 31, 2011, compared with 3.81% for the quarter ended March 31, 2010. The decrease in net interest margin was generally due to customer repayments of higher rate mortgage loans and securities which decreased the earning asset yield faster than the cost of funds.

For the nine months ended March 31, 2011, net interest income was $42.1 million, a 10.2% increase compared to net interest income of $38.2 million for the nine months ended March 31, 2010. The increase in interest and dividend income for the nine months was attributable primarily to growth in average earning assets from origination and purchase of loans. The average balance of loans increased 46.6% when compared for the nine months ended March 31, 2010. The increase in interest income was partially offset by lower rates earned on mortgage-backed securities. The loan portfolio yield for the nine months ended March 31, 2011 decreased 54 basis points and the investment security portfolio yield decreased 124 basis points from the prior period. The net growth in average earning assets for the nine-month period was funded largely by increased time deposit accounts. Total interest expense decreased 4.5% to $25.5 million for the nine months ended March 31, 2011 compared with $26.7 million for the nine months ended March 31, 2010. The average funding rate decreased by 51 basis points while the average interest-bearing liabilities incurred a 16.1% growth in average balances. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 113 basis points, decreases in the average funding rates of demand and savings accounts of 71 basis points, offset by an increase in other borrowings of 238 basis points when compared to the nine months ended March 31, 2010. Our net interest margin decreased by 24 basis points to 3.66% for the nine months ended March 31, 2011, compared with 3.90% for the nine months ended March 31, 2010. The decrease in net interest margin was generally due to customer repayments of higher rate mortgage loans and securities which decreased the earning asset yield faster than the cost of funds.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011			2010
	(Dollars in thousands)
	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans [3,4]	$1,060,438	$15,811	5.96%	$685,846	$11,238	6.55%
Federal funds sold	8,460	3	0.14%	11,643	3	0.10%
Interest-earning deposits in other financial institutions	849	—	0.00%	237	—	0.00%
Mortgage-backed and other investment securities [5]	561,906	8,102	5.77%	607,487	9,953	6.55%
Stock of the FHLB, at cost	16,732	12	0.29%	18,848	13	0.28%

Total interest-earning assets	1,648,385	23,928	5.81%	1,324,061	21,207	6.41%
Noninterest-earning assets	42,929			33,694

Total assets	$1,691,314			$1,357,755
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$317,733	$681	0.86%	$494,721	$1,788	1.45%
Time deposits	875,017	5,035	2.30%	412,812	3,543	3.43%
Securities sold under agreements to repurchase	130,000	1,415	4.35%	130,000	1,414	4.35%
Advances from the FHLB	207,873	1,459	2.81%	193,219	1,817	3.76%
Other borrowings	5,156	35	2.72%	6,283	36	2.29%

Total interest-bearing liabilities	1,535,779	8,625	2.25%	1,237,035	8,598	2.78%
Noninterest-bearing demand deposits	6,844			5,849
Other noninterest-bearing liabilities	8,188			6,406
Stockholders’ equity	140,503			108,465
Total liabilities and stockholders’ equity	$1,691,314			$1,357,755

Net interest income		$15,303			$12,609

Interest rate spread [6]			3.56%			3.63%
Net interest margin [7]			3.71%			3.81%

[1]	Annualized.
[2]	Average balances are obtained from daily data.
[3]	Loans include loans held for sale, loan premiums and unearned fees.
[4]	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.
[5]	All investments are taxable.
[6]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[7]	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2011 and 2010:

	For the Nine Months Ended March 31,
	2011			2010
	(Dollars in thousands)
	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$943,302	$42,900	6.06%	$643,266	$31,848	6.60%
Federal funds sold	9,188	9	0.13%	21,327	22	0.14%
Interest-earning deposits in other financial institutions	407	—	0.00%	273	—	0.00%
Mortgage-backed and other investment securities [5]	561,588	24,644	5.85%	619,129	32,928	7.09%
Stock of the FHLB, at cost	17,210	50	0.39%	18,848	52	0.37%

Total interest-earning assets	1,531,695	67,603	5.88%	1,302,843	64,850	6.64%
Noninterest-earning assets	37,923			29,546

Total assets	$1,569,618			$1,332,389
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$346,861	$2,248	0.86%	$426,089	$5,025	1.57%
Time deposits	720,689	14,010	2.59%	398,730	11,135	3.72%
Securities sold under agreements to repurchase	130,000	4,306	4.42%	130,000	4,296	4.41%
Advances from the FHLB	215,157	4,828	2.99%	209,837	6,033	3.83%
Other borrowings	5,160	111	2.87%	57,089	211	0.49%

Total interest-bearing liabilities	1,417,867	25,503	2.40%	1,221,745	26,700	2.91%

Noninterest-bearing demand deposits	8,098			4,981
Other noninterest-bearing liabilities	7,194			6,460
Stockholders’ equity	136,459			99,203
Total liabilities and stockholders’ equity	$1,569,618			$1,332,389

Net interest income		$42,100			$38,150

Interest rate spread [6]			3.48%			3.73%
Net interest margin [7]			3.66%			3.90%

[1]	Annualized.
[2]	Average balances are obtained from daily data.
[3]	Loans include loans held for sale, loan premiums and unearned fees.
[4]	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.
[5]	All investments are taxable.
[6]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[7]	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the quarters and nine-month periods ended March 31, 2011 and March 31, 2010, respectively:

	For the Three Months Ended March 31, 2011 vs 2010				For the Nine Months Ended March 31, 2011 vs 2010
	Increase (Decrease) Due to				Increase ( Decrease) Due to
	(Dollars in thousands)				(Dollars in thousands)
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$6,134	$(1,012)	$(549)	$4,573	$14,852	$(2,605)	$(1,195)	$11,052
Federal funds sold	(1)	1	—	—	(12)	(2)	—	(14)
Interest-earning deposits in other financial institutions	—	—	—	—	—	—	—	—
Mortgage-backed and other investment securities	(746)	(1,185)	80	(1,851)	(3,060)	(5,758)	535	(8,283)
Stock of the FHLB, at cost	(1)	—	—	(1)	(5)	3	—	(2)

	$5,386	$(2,196)	$(469)	$2,721	$11,775	$(8,362)	$(660)	$2,753

Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$(641)	$(729)	$263	$(1,107)	$(933)	$(2,269)	$425	$(2,777)
Time deposits	3,963	(1,166)	(1,305)	1,492	8,983	(3,379)	(2,729)	2,875
Securities sold under agreements to repurchase	—	—	—	—	—	10	—	10
Advances from the FHLB	137	(459)	(36)	(358)	153	(1,322)	(36)	(1,205)
Other borrowings	(7)	7	—	—	(191)	1,019	(928)	(100)

	$3,452	$(2,347)	$(1,078)	$27	$8,012	$(5,941)	$(3,268)	$(1,197)

Provision for Loan Losses

The loan loss provision was $1,150,000 for the quarter ended March 31, 2011, compared to $1,250,000 for the quarter ended March 31, 2010. For the nine months ended March 31, 2011, loan loss provisions totaled $4,350,000 compared to $4,850,000 for the nine months ended March 31, 2010. For the nine months ended March 31, 2011 the decrease in provision was primarily due to a decrease in charge-offs of RV and auto loans from $2,426,000 to $1,632,000. The decrease in provision was a result of lower expected charge offs and changes in the mix of loans. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income

The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Realized gain on securities:
Sale of mortgage-backed securities	$1,478	$5,947	$1,960	$12,493

Total realized gain on securities	1,478	5,947	1,960	12,493
Other-than-temporary loss on securities:
Total impairment losses	(1,504)	(535)	(4,733)	(6,802)
Loss recognized in other comprehensive loss	1,331	—	3,678	829

Net impairment loss recognized in earnings	(173)	(535)	(1,055)	(5,973)
Fair value gain (loss) on trading securities	42	(554)	67	(1,025)

Total unrealized loss on securities	(131)	(1,089)	(988)	(6,998)
Prepayment penalty fee income	25	38	1,025	86
Mortgage banking income	444	662	3,630	1,448
Banking service fees and other income	108	117	346	388

Total non-interest income	$1,924	$5,675	$5,973	$7,417

Non-interest income decreased to $1.9 million from $5.7 million for the three months ended March 31, 2011 and 2010, respectively. The decrease was primarily related to fewer securities sold in the current quarter, a reduction in impairment of securities, and a decline in mortgage banking activity. Gross gains on sale of loans declined for the three months ended March 31, 2011 due to an upward spike in interest rates in December 2010 that reduced opportunities for existing home owners to refinance their mortgages. Non-interest income decreased to $6.0 million from $7.4 million for the nine months ended March 31, 2011 and 2010, respectively. The decrease was primarily related to fewer securities sold for the nine months, a reduction in impairment of securities, partially offset by an increase in mortgage banking activity and the prepayment of one specialty loan. Impairments were generally lower in the 2011 periods shown due to the fact that the distressed real estate market has stabilized.

Non-Interest Expense

The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	$3,833	$1,858	$10,240	$5,044
Professional services	525	378	1,544	1,216
Occupancy and equipment	257	94	606	298
Data processing and internet	216	198	693	639
Advertising and promotional	261	118	592	294
Depreciation and amortization	181	60	364	170
Real estate owned and repossessed vehicles	796	937	1,248	2,021
FDIC and OTS regulatory fees	559	434	1,474	1,221
Other general and administrative	801	628	2,107	1,571

Total noninterest expenses	$7,429	$4,705	$18,868	$12,474

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $7.4 million for the three months ended March 31, 2011, up from $4.7 million for the three months ended March 31, 2010. For the nine months ended March 31, 2011 non-interest expense increased $6.4 million to $18.9 million compared to $12.5 million for the nine months ended March 31, 2010.

Total salaries, benefits and stock-based compensation increased $1,975,000 to $3,833,000 for the quarter ended March 31, 2011 compared to $1,858,000 for the quarter ended March 31, 2010. Total compensation increased approximately 18% for commissions paid to employees, 29% due to additional staffing in mortgage lending, and 53% due to all other staffing. For the nine months ended March 31, 2011 compensation increased $5,196,000 to $10,240,000 compared to the nine months ended March 31, 2010. Total compensation increased approximately 20% for commissions paid to employees, 27% due to additional staffing in mortgage lending, and 53% due to all other staffing. The Bank’s staff increased from 76 to 170 full-time equivalents between March 31, 2010 and 2011.

Professional services, which include accounting and legal fees, increased $147,000 for the quarter and $328,000 for the nine months ended March 31, 2011, compared to the quarter and nine months ended March 31, 2010. The increase in professional services for the three and nine month periods ended March 31, 2011 was primarily due to legal fees related to loan acquisition contracts and foreclosed assets.

Advertising and promotional expense increased $143,000 and $298,000 for the three-month and nine-month periods ending March 31, 2011, respectively, compared to the three and nine months ended March 31, 2010. This was primarily due to increases in lead acquisitions for our single family loan origination program and increased advertising for our multifamily origination program.

Data processing and internet expense increased $18,000 and $54,000, respectively, for the three-month and nine-month periods ended March 31, 2011 compared to the three and nine months ended 2010. The increase was primarily due to an increase in the number of customer accounts and fees for special enhancements to the Bank’s core processing system.

The costs and losses associated with the maintenance and sale of the real estate owned property (“REOs”) and repossessed RV’s decreased $141,000 for the three-month period ending March 31, 2011 compared to the three-months ended 2010. For the nine months ended March 31, 2011 these costs decreased $773,000 compared to the nine months ended March 31, 2010. There are various factors attributable to the cost and losses associated with REOs, such as the number of REO or repossessed assets at any given time, the length of time we hold the assets, and changes in market values in local areas were the assets are held.

The cost of our Federal Deposit Insurance Corporation or “FDIC” and OTS standard regulatory charges increased $125,000 and $253,000 for the three-month and nine-month periods ended March 31, 2011, compared to the three and nine months ended 2010. The increase was due to higher FDIC insurance premium cost resulting from growth in average deposit and borrowing balances for the period ended March 31, 2011. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.

Other general and administrative expense increased $173,000 and $536,000, respectively, for the three-month and nine-month periods ended March 31, 2011 compared to the three and nine months in March 31, 2010, primarily due to an increase in loan and other general expenses related to the increase in loan volume and the number of employees.

Provision for Income Taxes

Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2011 and 2010 were 39.00% and 41.80%, respectively. Our effective income tax rates for the nine months ended March 31, 2011 and 2010 were 39.51% and 41.82%, respectively. The decrease in the tax rate is the result of changes in state tax allocations.

FINANCIAL CONDITION

Balance Sheet Analysis

Our total assets increased $315.1 million, or 22.2%, to $1,736.2 million, as of March 31, 2011, up from $1,421.1 million at June 30, 2010. The increase in total assets was primarily due to an increase of $338.9 million in loans held for investment. Total liabilities increased a total of $302.7 million, primarily due to an increase in deposits of $297.6 million and an increase in borrowings of $3 million from the Federal Home Loan Bank of San Francisco (the “FHLB”). Our deferred income taxes increased $4.4 million, or 69.8% to $10.5 million primarily due to the available for sale mark-to-market in our securities portfolio, loan loss provision, and stock award expenses.

Loans

Net loans held for investment increased to $1,113.8 million at March 31, 2011 from $774.9 million at June 30, 2010. The increase in the loan portfolio was due to loan originations and purchases of $472.1 million, offset by loan repayments of $121.9 million, transfers to foreclosed real estate of $10.4 million, decreased net discount of $3.1 million and a net increase in the allowance of $999,000 during the nine months ended March 31, 2011.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2011		June 30, 2010
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$406,348	36.1%	$259,790	32.9%
Home equity	37,666	3.3%	22,575	2.9%
Multifamily (five units or more)	551,015	48.9%	370,469	46.9%
Commercial real estate and land loans	37,959	3.4%	33,553	4.3%
Consumer—Recreational vehicle	32,572	2.9%	39,842	5.0%
Other	60,399	5.4%	62,875	8.0%

Total loans held for investment	$1,125,959	100.0%	$789,104	100.0%
Allowance for loan losses	(6,892)		(5,893)
Unamortized premiums/discounts, net of deferred loan fees	(5,254)		(8,312)

Net loans held for investment	$1,113,813		$774,899

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. Through March 31, 2011, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

During fiscal 2011, the Bank changed its growth strategy to originate more mortgage loans rather than purchasing loans.

Asset Quality and allowance for Loan Loss

Nonperforming Assets

Nonperforming loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate and repossessed assets. At March 31, 2011, our nonperforming loans totaled $10,614,000, or 0.94% of total gross loans and our total nonperforming assets totaled $19,314,000, or 1.11% of total assets.

Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following as of the dates indicated:

	March 31, 2011	June 30, 2010
	(Dollars in thousands)
Nonperforming assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$6,293	$5,841
Home equity loans	94	87
Multifamily	1,663	4,675
Commercial	1,760	—

Total nonaccrual loans secured by real estate	9,810	10,603
RV / Auto	804	1,084
Other	—	16

Total nonperforming loans	10,614	11,703
Foreclosed real estate	7,002	2,354
Repossessed—vehicles	1,698	347

Total nonperforming assets	$19,314	$14,404

Total nonperforming loans as a percentage of total loans	0.94%	1.48%
Total nonperforming assets as a percentage of total assets	1.11%	1.01%

Total nonperforming loans decreased $1.1 million and total nonperforming assets increased a net $4.9 million between June 30, 2010 and March 31, 2011. The reduction in nonperforming loans was primarily due to the foreclosure of two multifamily mortgages on 90 units in Missouri and 52 units in California totaling $3.0 million and the addition of one commercial loan in Colorado totaling $1.8 million. The increase in nonperforming assets also includes net growth of $6.0 million in foreclosed and repossessed vehicles.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that they can make payments. When a loan is considered a troubled debt restructuring and is nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $6.4 million at March 31, 2011 and $3.7 million at June 30, 2010.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2011, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

We provides general loan loss reserves for its RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at March 31, 2011 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company has $29,309 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $7,410; 715 – 769: $10,447; 700 -714: $3,128; 660 – 699: $7,437 and less than 660: $887.

Over the last two years, we have experienced increased charge-offs of RV loans due to the nationwide recession. Our Bank’s portfolio of RV loans is expected to decrease in the future because the Bank ceased originating RV loans in fiscal 2009.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV). The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:

The Company has $399,675 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $276,912; 61% – 70%: $81,615; 71% -80%: $37,447; and greater than 80%: $3,701.

The Company has $548,200 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $278,306; 56% – 65%: $162,758; 66% – 75%: $89,961; 76% – 80%: $14,032 and greater than 80%: $3,143. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.

The Company has $36,337 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $22,704; 51% – 60%: $10,150; 61% – 70%: $3,907; and 71% – 80%: $1,576.

We believe the weighted average LTV percentage at March 31, 2011 of 53.15% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and is expected to continue to result in the future, in lower average mortgage loan charge-offs when compared to many other comparable banks.

Given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.

The following table summarizes impaired loans as of:

	March 31, 2011	June 30, 2010
	(Dollars in Thousands)
Nonperforming loans—90+ days past due plus other non-accrual loans	$7,394	$8,590
Troubled debt restructuring loans—non-accrual	3,220	3,113
Other impaired loans	—	—

Total impaired loans	$10,614	$11,703

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2011		June 30, 2010
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
	(Dollars in thousands)
Single family	$2,215	32.14%	$1,721	29.20%
Home equity	143	2.07%	205	3.48%
Multifamily	2,403	34.87%	1,860	31.56%
Commercial real estate and land	170	2.47%	213	3.62%
Consumer—Recreational vehicles	1,926	27.95%	1,859	31.55%
Other	35	0.51%	35	0.59%

Total	$6,892	100.00%	$5,893	100.00%

The loan loss provision was $1,150,000 and $1,250,000 for the quarter ended March 31, 2011 and March 31, 2010, respectively. We believe that the lower average LTV in the Bank’s loan portfolio will continue to result in the future in lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing REO and nonperforming loans should not have a significant adverse impact on our operating results.

Investment Securities

Total investment securities were $545.2 million as of March 31, 2011, compared with $567.6 million at June 30, 2010. During the nine months ended March 31, 2011, we purchased $27.3 million of mortgage-backed securities and $156.9 million in U.S government/agency debt, had $226.9 million in sales and maturity of bonds, and received principal repayments of approximately $41.7 million in our available for sale portfolio. In our held to maturity portfolio, we purchased $53.5 million of mortgage-backed securities, $36.3 million of municipal bonds, and $10.0 million of agency debt, and received principal repayments of $44.0 million with the balance attributable to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held to maturity or available for sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.

Deposits

Deposits increased a net $297.6 million, or 30.7%, to $1,265.8 million at March 31, 2011, from $968.2 million at June 30, 2010. Our deposit growth composition was the result of 73.4% increase in time deposits, partially offset by a 23.2% decrease in interest- bearing demand and savings accounts as a result of increased promotion and competitive pricing of time deposits during the quarter ended March 31, 2011.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2011		June 30, 2010
	Amount	Rate[1]	Amount	Rate[1]
	(Dollars in thousands)
Non-interest bearing:	$4,461	0.00%	$5,441	0.00%
Interest bearing:
Demand	72,787	0.66%	63,962	0.85%
Savings	251,499	0.69%	358,293	0.91%

Time deposits:
Under $100,000	374,085	2.36%	200,859	3.23%
$100,000 or more	562,965	2.14%	339,625	2.95%

Total time deposits [2]	937,050	2.23%	540,484	3.05%

Total interest bearing	1,261,336	1.83%	962,739	2.11%

Total deposits	$1,265,797	1.83%	$968,180	2.10%

[1]	Based on weighted-average stated interest rates at end of period.

[2]	The total includes brokered deposits of $149.8 million and $109.5 as of March 31, 2011 and June 30, 2010, respectively, of which $112.0 million and $109.5 million, respectively, are time deposits.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2011	June 30, 2010	March 31, 2010
Checking and savings accounts	14,708	17,192	17,830
Time deposits	16,761	10,554	9,585

Total number of deposits accounts	31,469	27,746	27,415

Securities Sold Under Agreements to Repurchase

Since November 2006, we have sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements have interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, we may be required to repay the $130.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 3.61 years and the weighted average remaining period before such repurchase agreements could be called is 0.3 years.

FHLB Advances

We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At March 31, 2011, a total of $42.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $42.0 million in advances is 1.86 years and the weighted average remaining period before such advances could be put to us is 0.38 years.

Stockholders’ Equity

Stockholders’ equity increased $12.4 million to $142.2 million at March 31, 2011 compared to $129.8 million at June 30, 2010. The increase was the result of our net income for the nine months ended March 31, 2011 of $15.0 million and $2.5 million from the vesting and issuance of RSU’s and the exercise of stock options offset by a $4.8 million unrealized loss from our available for sale securities and $0.2 million in dividends paid.

LIQUIDITY

During the nine months ended March 31, 2011, we had net cash inflows from operating activities of $9.8 million compared to outflows of $11.5 million for the nine months ended March 31, 2010. Net operating cash inflows for the periods ended were primarily due to the proceeds from sale of loans held for sale.

Net cash outflows from investing activities totaled $318.6 million for the nine months ended March 31, 2011, while outflows totaled $71.6 million for the same period in 2010. This was primarily due to increased loans originated and loan pools purchased offset by increased repayments of loans and residential mortgage-backed securities in the 2011 period compared to the same period in the prior year.

Our net cash provided by financing activities totaled $301.3 million for the nine months ended March 31, 2011, while inflows totaled $81.8 million for the nine months ended March 31, 2010. Net cash provided by financing activities increased primarily from the decrease in repayment of short term borrowings offset by a decrease in the growth of deposits for the nine months ended March 31, 2011 compared to March 31, 2010. During the nine months ended March 31, 2011, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2011, the Company had $210.0 million available immediately and an additional $269.1 million available with additional collateral. At March 31, 2011, we also had two $10.0 million unsecured federal funds purchase lines with two different banks under which no borrowings were outstanding.

The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2011, the Bank did not have any borrowings outstanding and the amount available from this source was $98.1 million. These borrowings are collateralized by consumer loans, and mortgage-backed securities.

In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $128.3 million outstanding at March 31, 2011. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At March 31, 2011, we had commitments to originate loans of $65.5 million, and $28.6 million in commitments to sell loans. Time deposits due within one year of March 31, 2011 totaled $514.4 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of March 31, 2011:

		Payments Due by Period[1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(Dollars in thousands)
Long-term debt obligations [2]	$1,305,156	$602,613	$434,647	$112,499	$155,397
Operating lease obligations [3]	1,323	828	495	—	—

Total	$1,306,479	$603,441	$435,142	$112,499	$155,397

[1]	Our contractual obligations include lon-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2011
[2]	Amounts include principal and interest due to recipient.
[3]	Payments are for a lease of real property.

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

Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of Thrift Supervision require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2011, our Bank met all the capital adequacy requirements to which it was subject. At March 31, 2011, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred since that date that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements at March 31, 2011 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Promt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$141,091	8.11%	$69,607	4.00%	$87,009	5.00%
Tier 1 capital (to risk-weighted assets)	141,091	12.97%	N/A	N/A	65,246	6.00%
Total capital (to risk-weighted assets)	147,983	13.61%	86,994	8.00%	108,743	10.00%
Tangible capital (to tangible assets)	141,091	8.11%	26,103	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would cause the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at March 31, 2011:

	Term to Repricing, Repayment, or Maturity at March 31, 2011
	Over One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$10,681	$—	$—	$10,681
Securities [1]	324,392	44,963	175,808	545,163
Stock of the FHLB, at cost	16,087	—	—	16,087
Loans—net of allowance for loan loss [2]	344,987	353,164	415,662	1,113,813
Loans held for sale	3,652	—	—	3,652

Total interest-earning assets	699,799	398,127	591,470	1,689,396
Non-interest earning assets	—	—	—	46,782

Total assets	$699,799	$398,127	$591,470	$1,736,178

Interest-bearing liabilities:
Interest-bearing deposits [3]	$838,667	$339,872	$82,797	$1,261,336
Securities sold under agreements to repurchase	10,000	85,000	35,000	130,000
Advances from the FHLB [4]	74,000	87,000	25,000	186,000
Other borrowed funds	5,155	—	—	5,155

Total interest-bearing liabilities	927,822	511,872	142,797	1,582,491
Other noninterest-bearing liabilities	—	—	—	11,503
Stockholders’ equity	—	—	—	142,184

Total liabilities and equity	$927,822	$511,872	$142,797	$1,736,178

Net interest rate sensitivity gap	$(228,023)	$(113,745)	$448,673	$106,905
Cumulative gap	$(228,023)	$(341,768)	$106,905	$106,905
Net interest rate sensitivity gap—as a % of interest earning assets	-32.58%	-28.57%	75.86%	6.33%
Cumulative gap—as % of cumulative interest earning assets	-32.58%	-31.13%	6.33%	6.33%

[1]	Comprised of U.S. government securities and mortgage-backed securities, which are classified as held to maturity, available for sale and trading. The table reflects contractual re-pricing dates.
[2]	The table reflects either contractual re-pricing dates or maturities.
[3]	The table assumes that the principal balances for demand deposit and savings accounts will re-price in the first year.
[4]	The table reflects either contractual repricing dates or maturities and does not estimate prepayments or puts.

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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. The market value of equity for these purposes is not intended to refer to the trading pricing of our common stock. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the industry market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at March 31, 2011:

(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$106,846	-27.80%	6.51%
Up 200 basis points	121,371	-18.00%	7.23%
Up 100 basis points	135,073	-8.70%	7.86%
Base	147,999	0.00%	8.42%
Down 100 basis points	154,042	4.10%	8.59%

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

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

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

We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2010. We encourage you to read these risk factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

The following describes additional significant risk factors, among others that could affect our business and our results of operations:

The downturn in the financial institution industry, the credit markets and the economy in general, may adversely affect our financial condition and results of operations.

We continue to operate in a challenging and uncertain economic environment. The risks associated with our business become more acute in periods of a slowing economy or slow growth. The continuing negative events in the housing market in many areas will likely result in poor performance of mortgage and construction loans and in significant asset write-downs by many financial institutions. This has caused, and will likely continue to cause, many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection. Bank failures and liquidations or sales by the FDIC as receiver have also increased. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

Recently, pursuant to an agreement among various federal financial institution regulators, the FDIC’s authority to investigate banks was significantly expanded. Under the terms of this new agreement, the FDIC will have unlimited authority to make a special examination of any insured depository institution as necessary to determine the condition of such depository institution for insurance purposes. Accordingly, we expect an active supervisory and regulatory environment to continue. We cannot predict the extent or nature of changes in legislation, regulation or policy, especially as they may react to deteriorating economic and industry conditions. Such changes could affect the way we conduct our business, which could adversely impact our operations and earnings. Effective July 1, 2011, our primary federal regulator will be the Office of the Comptroller of the Currency.

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

Congress and the U.S. Department of the Treasury have adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market through the passage and implementation of the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”).

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

For example, the Dodd-Frank Act eliminates the OTS and the transfer to other bank regulators of its authorities. It is still too early to evaluate what the impact will be from the following changes which will become effective July 1, 2011: the Board of Governors of the Federal Reserve System will assume responsibility and rulemaking authority with respect to savings and loan holding companies, such as BofI Holding, Inc., and any non-depository subsidiaries; the Office of the Comptroller of the Currency will assume responsibility for direct supervision over federally-chartered savings and loan associations, such as the Bank, under the direction of a new Deputy Comptroller; and the FDIC will assume responsibility for state savings associations. At this time it is uncertain what the exact nature, extent and impact of the changes from this change in regulators of the Bank and the Company will be on the Bank and the Company, as well as the industry as a whole.

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

Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to the European banking system. We have exposure to different industries and counterparties because we execute or could execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of a default by a counterparty. Any such losses could materially and adversely affect our results of operations.

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

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases

Shares purchased as part of publicly announced plans
Begining Balance at July 1, 2010	595,700	$5.72	595,700	319,291

Ending Balance at March 31, 2011	595,700	$5.72	595,700	319,291

Stock Retained in Net Settlement
Begining Balance at July 1, 2010	46,998
July 1, 2010 to July 31, 2010	—
August 1, 2010 to August 31, 2010	—
September 1, 2010 to September 30, 2010	3,119
October 1, 2010 to October 31, 2010	1,779
November 1, 2010 to November 30, 2010	—
December 1, 2010 to December 31, 2010	1,039
January 1, 2011 to January 31, 2011	895
February 1, 2011 to February 28, 2011	2,013
March 1, 2011 to March 31, 2011	232

Ending Balance at March 31, 2011	56,075

Total Treasury Shares at March 31, 2011	651,775

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Document
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated: May 5, 2011	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)