Form 10-K
period 2011-06-30
BofI Holding, Inc.
filed 2011-09-13
CIK 1299709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51201

BofI HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0867444
(State or other jurisdiction of incorpation or organization)	(I.R.S. Employer Identification No.)

12777 High Bluff Drive, Suite 100, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 350-6200

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	NASDAQ National Global Market

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

Large accelerated file ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ National Global Market of $15.51 on December 31, 2010 was $134,534,000.

The number of shares of the Registrant’s common stock outstanding as of August 26, 2011 was 10,475,351.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2011 are incorporated by reference into Part III.

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

PART I

ITEM 1. BUSINESS

Overview

BofI Holding, Inc. is the holding company for Bank of Internet, a nationwide federally-chartered savings bank operating primarily through the Internet. We provide a variety of consumer and wholesale banking services, focusing on gathering retail deposits over the Internet and originating and purchasing multifamily, single family and home equity mortgage loans and purchasing mortgage-backed securities. We attract and service our customers primarily through the Internet, which affords us low operating expenses and allows us to pass these savings along to our customers in the form of attractive interest rates and low fees on our products.

We operate our Internet-based bank from a single location in San Diego, California, currently serving approximately 36,000 retail deposit and loan customers across all 50 states. At June 30, 2011, we had total assets of $1,940.1 million, loans of $1,345.1 million, mortgage-backed and other investment securities of $521.4 million, total deposits of $1,340.3 million and borrowings of $442.7 million. Our deposits consist primarily of interest-bearing checking and savings accounts and time deposits. Our loans are primarily first mortgages secured by multifamily (five or more units) and single family real property. Our mortgage-backed securities consist primarily of mortgage pass-through securities issued by government-sponsored entities and non-agency collateralized mortgage obligations and pass-through mortgage-backed securities issued by private sponsors.

Our online delivery channels and online advertising can be opened, closed or expanded rapidly allowing us to change product offerings faster and with less cost than many traditional banks. We believe our centralized low-cost operation adds flexibility to adjust our asset and deposit generation channels providing a competitive advantage.

Our business strategy is to lower the cost of delivering banking products and services by leveraging technology while continuing to grow our assets and deposits to achieve increased economies of scale. We have designed our automated Internet-based banking platform and workflow process to handle traditional banking functions with reduced paperwork and human intervention. Our thrift charter allows us to operate in all 50 states and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography, affiliate relationships and price. We plan to continue to increase our deposits by attracting new customers with competitive pricing, targeted marketing and new products and services. We plan to continue to increase our originations of single family loans and multifamily loans by attracting new customers through our website and affiliate marketing arrangements. We also plan to continue to sell mortgage loans in the secondary market and to purchase mortgage loans and mortgage-backed securities.

Our present goals are to:

¡	Increase our total assets to more than $3.0 billion;

¡	Reduce our annualized efficiency ratio to a level 35% or lower; and

¡	Keep our annualized return on average common stockholder’s equity above 15.0%.

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

We purchase securities for liquidity and for investment when we conclude that their risk-adjusted returns exceed those of our loan origination or loan purchase opportunities.

Loan Products. Our loans primarily consist of first mortgage loans secured by single family and multifamily properties and, to a lesser extent, commercial properties. We also provide home equity second mortgages, primarily closed end loans and, to a lesser extent, lines of credit. Further details regarding our loan programs are discussed below:

¡

Single Family Loans. We typically offer or purchase fixed and adjustable rate, conforming and jumbo single family mortgage loans in all 50 states, although we constantly monitor our geographic reach for risk and are currently not lending in all states. Our largest single family first mortgage loan was $5.0 million as of June 30, 2011. We either sell the single family first mortgage loans that we originate to wholesale lending institutions with servicing rights released to the purchaser or we retain the mortgage loan in our portfolio. The Bank elected to significantly decrease or eliminate certain retail single family loan offerings in favor of purchasing loan pools in 2005 through 2008. Since 2008, the Bank has begun originating first mortgages on a retail basis, primarily selling its fixed- rate originations to its correspondents or government sponsored enterprises such as Fannie Mae and Freddie Mac (GSEs). The Bank monitors the market and considers product offerings when spreads adequately compensate the Bank for the associated risk and when loan amounts can be well protected by collateral values.

¡

Home Equity Loans. We originate adjustable rate and fixed rate closed end home equity loans secured by second liens on single family residential properties. We elected to significantly decrease new home equity loans in 2009. We hold all of the home equity loans that we originate and perform the loan servicing directly on these loans. Our portfolio of home equity loans as of June 30, 2011 had an average outstanding balance of $25,000 and a largest single loan amount of $214,000. The Bank has also purchased participations in pools of individually-underwritten, seasoned home equity loans. We may increase new home equity loan originations as economic conditions and home values continue to stabilize.

¡

Multifamily Loans. We originate and purchase adjustable rate multifamily mortgage loans. We either sell the loans we originate or we retain them for the portfolio and perform the loan servicing directly on these loans. Our multifamily loans as of June 30, 2011 ranged in amount from approximately $13,000 to $5.9 million and were secured by first liens on properties typically ranging from five to 70 units. Our multifamily portfolio has loans with interest rates that adjust based on a variety of industry standard indices, including U.S. Treasury security yields, LIBOR and Eleventh District Cost of Funds. Many of our loans originated and purchased typically have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps.

¡

Commercial Real Estate Loans. We purchase and originate commercial real estate loans. We either sell the loans we originate or we retain them for the portfolio. Our commercial real estate loans as of June 30, 2011 ranged in amount from approximately $97,000 to $2.8 million, and were secured by first liens on mixed-use, shopping and retail centers, office buildings and multi-tenant industrial properties. We offer commercial real estate loans with similar terms and interest rates as our multifamily loans.

¡

Consumer—Recreational Vehicle and Automobile Loans. The Bank originated fixed-rate recreational vehicle (RV) and automobile loans on a direct basis and through dealers. Starting in fiscal 2008, the Bank elected to significantly decrease its RV and automobile loan production. We hold all of the RV and auto loans that we originate and perform the loan servicing directly on these loans. Our RV loans as of June 30, 2011 ranged in amount up to approximately $416,000 with an average outstanding balance of $34,000 and were secured by motor homes or travel trailers.

¡

Other. We provide overdraft lines of credit for our qualifying deposit customers with checking accounts. We make loans to specialty businesses and to individuals secured by residential real estate, residential mortgages and other financial instruments.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end since June 30, 2007:

	At June 30,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans:
Single Family (one to four units)	$517,637	38.7%	$259,790	32.9%	$165,405	26.3%	$165,473	26.2%	$104,960	20.8%
Home equity	36,424	2.7%	22,575	2.9%	32,345	5.1%	41,977	6.6%	18,815	3.8%
Multifamily (five units or more)	647,381	48.4%	370,469	46.9%	326,938	52.0%	330,778	52.2%	325,880	64.6%
Commercial real estate and land loans	37,985	2.8%	33,553	4.3%	30,002	4.8%	33,731	5.3%	11,256	2.2%
Consumer—Recreational vehicle	30,406	2.3%	39,842	5.0%	50,056	8.0%	56,968	9.0%	42,327	8.4%
Other	66,582	5.0%	62,875	8.0%	23,872	3.8%	4,439	0.7%	981	0.2%
Total loans held for investment	1,336,415	100.0%	789,104	100.0%	628,618	100.0%	633,366	100.0%	504,219	100.0%
Allowance for loan losses	(7,419)		(5,893)		(4,754)		(2,710)		(1,450)
Unamortized premiums/discounts, net of deferred loan fees	(3,895)		(8,312)		(8,401)		757		5,137
Net loans held for investment	$1,325,101		$774,899		$615,463		$631,413		$507,906

The following table sets forth the amount of loans maturing in our total loans held for investment at June 30, 2011 based on the contractual terms to maturity:

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
June 30, 2011	$3,387	$5,418	$24,577	$1,303,033	$1,336,415

The following table sets forth the amount of our loans at June 30, 2011 that are due after June 30, 2012 and indicates whether they have fixed, floating or adjustable interest rate loans:

(Dollars in thousands)	Fixed	Floating or Adjustable	Total
Single family (one to four units)	$75,807	$441,583	$517,390
Home equity	35,119	1,256	36,375
Multifamily (five units or more)	41,887	602,343	644,230
Commercial real estate and land	6,304	31,681	37,985
Consumer—recreational vehicle	30,357	—	30,357
Other	61,241	—	61,241
Total	$250,715	$1,076,863	$1,327,578

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties at June 30, 2011:

	Percent of Loan Principal Secured by Real Estate Located in State
State	Total Real Estate Loans	Single Family	Home Equity	Multifamily	Commercial and Land
California-south [1]	45.12%	44.42%	13.25%	48.29%	12.39%
California-north[2]	13.98%	14.08%	9.30%	13.88%	16.16%
Texas	4.99%	2.31%	—	6.50%	17.88%
Washington	4.83%	3.59%	4.96%	5.49%	10.65%
New York	4.27%	6.99%	5.23%	1.70%	10.78%
Arizona	3.08%	4.08%	8.43%	2.33%	0.26%
Florida	2.70%	2.92%	10.70%	2.51%	0.00%
Colorado	2.27%	3.16%	1.40%	1.44%	4.60%
Oregon	1.81%	1.32%	0.43%	1.99%	5.79%
Illinois	1.57%	1.42%	4.37%	1.66%	0.99%
All other states	15.38%	15.71%	41.93%	14.21%	20.50%
	100.00%	100.00%	100.00%	100.00%	100.00%

[1]	Consists of loans secured by real property in California with zip code ranges from 90000 to 92999.
[2]	Consists of loans secured by real property in California with zip code ranges from 93000 to 96999.

The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio or LTV. The following table shows the LTVs of our loan portfolio on weighted average and median bases at June 30, 2011. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan at the time of the funding or, for certain purchased seasoned loans, an adjusted appraised value based upon an independent review at the time of the purchase.

	Total Real Estate Loans	Single Family	Home Equity[1]	Multifamily	Commercial and Land
Weighted Average LTV	53.79%	53.55%	52.58%	54.43%	47.33%
Median LTV	52.92%	52.90%	58.26%	50.02%	45.01%

[1]

Amounts represent combined loan to value calculated by adding the current balances of both the 1st and 2nd liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.

We believe our weighted average LTV of 53.79%, at origination, for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and will continue to result in the future, in lower average loan defaults and write-offs when compared to other banks.

Lending Activities. The following table summarizes the volumes of loans originated, purchased, sold and repaid by loan group for each the last five fiscal years:

	For the Fiscal Years Ended June 30,
(Dollars in thousands)	2011	2010	2009	2008	2007
Loans Held for Sale:
Single family (one to four units):
Beginning balance	$5,511	$3,190	$—	$—	$—
Loan originations	216,868	114,842	83,741	516	7,579
Loan purchases	—	—	—	—	—
Proceeds from sale of loans held for sale	(206,955)	(114,215)	(81,932)	(518)	(7,609)
Gains on sales of loans held for sale	4,337	1,694	1,381	2	30
Other	349	—	—	—	—
Ending balance	$20,110	$5,511	$3,190	$—	$—
Loans Held for Investment:
Single family (one to four units):
Beginning balance	$259,790	$165,405	$165,473	$104,960	$113,242
Loan originations	301,765	12,815	305	—	840
Loan purchases	43,440	126,446	22,036	95,667	42,258
Loans transferred to Held for Sale	(6,911)	—	—	—	—
Principal repayments	(77,208)	(41,825)	(20,012)	(34,726)	(51,380)
Foreclosure and charge-offs	(3,239)	(3,051)	(2,397)	(428)	—
Ending balance	$517,637	$259,790	$165,405	$165,473	$104,960
Home equity:
Beginning balance	$22,575	$32,345	$41,977	$18,815	$628
Loan originations	—	—	7,363	34,761	19,684
Loan purchases	22,013	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(8,060)	(9,653)	(16,681)	(11,599)	(1,497)
Foreclosure and charge-offs	(104)	(117)	(314)	—	—
Ending balance	$36,424	$22,575	$32,345	$41,977	$18,815
Multifamily (five units or more):
Beginning balance	$370,469	$326,938	$330,778	$325,880	$402,166
Loan originations	275,027	21,323	1,750	—	2,484
Loan purchases	53,990	58,461	46,439	87,113	750
Loans sold	—	—	—	—	—
Principal repayments	(43,614)	(34,210)	(48,535)	(82,115)	(79,520)
Foreclosure and charge-offs	(8,491)	(2,043)	(3,494)	(100)	—
Ending balance	$647,381	$370,469	$326,938	$330,778	$325,880
Commercial real estate and land:
Beginning balance	$33,553	$30,002	$33,731	$11,256	$13,743
Loan originations	2,547	4,129	—	85	—
Loan purchases	5,897	456	—	24,726	500
Loans sold	—	—	—	—	—
Principal repayments	(4,012)	(1,034)	(1,320)	(2,336)	(2,986)
Foreclosure and charge-offs	—	—	(2,409)	—	(1)
Ending balance	$37,985	$33,553	$30,002	$33,731	$11,256
Consumer—recreational vehicle and auto:
Beginning balance	$39,842	$50,056	$56,968	$42,327	$—
Loan originations	—	34	3,772	25,712	43,485
Loan purchases	—	—	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(4,625)	(5,468)	(7,662)	(10,617)	(1,158)
Repossession and charge-offs	(4,811)	(4,780)	(3,022)	(454)	—
Ending balance	$30,406	$39,842	$50,056	$56,968	$42,327
Other:
Beginning balance	$62,875	$23,872	$4,439	$981	$81
Loan originations	29,562	36,401	19,980	4,330	956
Loan purchases	—	4,200	—	—	—
Loans sold	—	—	—	—	—
Principal repayments	(25,829)	(1,598)	(534)	(866)	(57)
Charge-offs	(26)	—	(13)	(6)	1
Ending balance	$66,582	$62,875	$23,872	$4,439	$981
TOTAL LOANS HELD FOR INVESTMENT	$1,336,415	$789,104	$628,618	$633,366	$504,219
Allowance for loan losses	(7,419)	(5,893)	(4,754)	(2,710)	(1,450)
Unamortized premiums, unaccreted discounts, net of deferred loan fees	(3,895)	(8,312)	(8,401)	757	5,137
NET LOANS	$1,325,101	$774,899	$615,463	$631,413	$507,906

Lending Activities. The following table summarizes the amount funded, the number and the size of real estate loans and RV loans originated and purchased for each of the last five fiscal years:

Type of Loan	For the Fiscal Years Ended June 30,
(Dollars in thousands)	2011	2010	2009	2008	2007
Single Family (one to four units):
Loans originated:
Amount funded	$518,633	$127,657	$84,045	$516	$840
Number of loans	1,104	411	283	2	1
Average loan size	$470	$311	$297	$258	$840
Loans purchased:
Amount funded	$43,440	$126,446	$22,036	$95,667	$42,258
Number of loans	113	450	89	209	197
Average loan size	$384	$281	$248	$458	$215
Home equity:
Loans originated:
Amount funded	$—	$—	$7,363	$34,761	$19,684
Number of loans	—	—	161	1,027	520
Average loan size	$—	$—	$46	$34	$38
Loans purchased:
Amount funded	$22,013	$—	$—	$—	$—
Number of loans	1	—	—	—	—
Average loan size	$22,013	$—	$—	$—	$—
Multifamily (five or more units):
Loans originated:
Amount funded	$275,027	$21,323	$1,750	$—	$2,484
Number of loans	300	22	2	—	5
Average loan size	$917	$969	$875	$—	$497
Loans purchased:
Amount funded	$53,990	$58,461	$46,439	$87,113	$750
Number of loans	34	120	31	81	3
Average loan size	$1,588	$487	$1,498	$1,075	$250
Commercial real estate and land:
Loans originated:
Amount funded	$2,255	$4,129	$—	$85	$—
Number of loans	1	3	—	1	—
Average loan size	$2,255	$1,376	$—	$85	$—
Loans purchased:
Amount funded	$5,897	$456	$—	$24,726	$500
Number of loans	4	3	—	20	1
Average loan size	$1,474	$152	$—	$1,236	$500
Consumer—recreational vehicle and auto:
Loans originated:
Amount funded	$—	$34	$3,772	$25,712	$43,485
Number of loans	—	1	130	710	938
Average loan size	$—	$34	$29	$36	$46
Loans purchased:
Amount funded	$—	$—	$—	$—	$—
Number of loans	—	—	—	—	—
Average loan size	$—	$—	$—	$—	$—

Loan Marketing. We market our lending products directly to customers through a variety of channels depending on the product. For our single family mortgage and home equity loans, we target Internet comparison rate shoppers in all 50 states through the purchase of Google Ad comparison rates and popular rate comparison sites such as Bankrate.com. In addition, we purchase customer leads and loan applications from major lead aggregators, and from our marketing affiliates and affinity partner agreements. For our multifamily mortgage loans, we target customers through traditional origination techniques such as direct mail marketing, personal sales efforts and print advertising. Recently, we have increased our direct sales marketing of single family jumbo and multifamily mortgage loans.

Loan Originations. We originate loans through three different origination channels: online retail, online wholesale and direct.

¡

Online Retail Loan Origination. We originate single family mortgage loans directly online through our websites, where our customers can view interest rates and loan terms, enter their loan applications and lock in interest rates directly over the Internet. All online loan offerings are accessed through our bank website bankofinternet.com. We maintain and update the rate and other information on this website. We process and underwrite mortgage loan applications through our work flow system. Our primary website for multifamily loans is apartmentbank.com, which is where customers can obtain prequalify loan requests, loan applications and communicate with loan officers. Multifamily loan applications are underwritten and processed internally by our personnel. We designed our website and underlying software to expedite the origination, processing and management of loans to better serve our customers.

¡

Online Broker Origination. We have developed relationships with independent loan brokers and we manage these relationships and our wholesale loan pipeline through our originations systems and websites. Through this password-protected website, our approved independent loan brokers can compare programs, terms and pricing on a real time basis and communicate with our staff.

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

¡

Wholesale Loan Purchases. We purchase selected single family, multifamily, commercial and home equity real estate loans from other lenders to supplement and diversify our loan portfolio geographically. We currently purchase loans from a variety of sources including major banks, major securities brokers or dealers, mortgage companies, and investment funds. At June 30, 2011, approximately $311.0 million, or 23.5%, of our loan portfolio was acquired from other lenders who are servicing the loans on our behalf, of which 46.5% were multifamily loans and 53.5% were single family loans.

¡

Loan Servicing. We typically retain servicing rights for all home equity, multifamily and single family loans that we originate and retain. We may not acquire servicing rights on purchased single family and multifamily loans, and we typically release servicing rights to the purchaser when we sell single family loans that we originate.

¡

Loan Underwriting Process and Criteria. We individually underwrite the loans that we originate and all loans that we purchase. Our loan underwriting policies and procedures are written and adopted by our board of directors and our loan committee. Each loan, regardless of how it is originated, must meet underwriting criteria set forth in our lending policies and the requirements of applicable lending regulations of our federal regulators.

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

In the underwriting process we consider the borrower’s credit score, credit history, documented income, existing and new debt obligations, the value of the collateral, and other internal and external factors. For all multifamily and commercial loans, we rely primarily on the cash flow from the underlying property as the expected source of repayment, but we also endeavor to obtain personal guarantees from all borrowers or substantial principals of the borrower. In evaluating multifamily and commercial loans, we review the value and condition of the underlying property, as well as the financial condition, credit history and qualifications of the borrower. In evaluating the borrower’s qualifications, we consider primarily the borrower’s other financial resources, experience in owning or managing similar properties and payment history with us or other financial institutions. In evaluating the underlying property, we consider primarily the net operating income of the property before debt service and depreciation, the ratio of net operating income to debt service and the ratio of the loan amount to the appraised value.

Lending Limits. As a savings association, we are generally subject to the same lending limit rules applicable to national banks. With limited exceptions, the maximum amount that we may lend to any borrower, including related entities of the borrower, at any one time may not exceed 15% of our unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. We are additionally authorized to make loans to one borrower in an amount not to exceed the lesser of $30.0 million or 30% of our unimpaired capital and surplus for the purpose of developing residential housing, if certain specified conditions are met. See “Regulation of Bank of Internet.”

At June 30, 2011, the Bank’s loans-to-one-borrower limit was $24.4 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2011, no single loan was larger than $5.0 million and our largest single lending relationship had an outstanding balance of $7.6 million.

Loan Quality and Credit Risk. After eight years of operating the Bank, we experienced our first mortgage loan foreclosure and consumer loan charge-off during fiscal 2008. Our loan charge-offs increased in fiscal 2009 and 2010, but declined in fiscal 2011. We believe that our level of nonperforming loans is below the level of nonperforming loans currently found at most banks. The economy and the mortgage and consumer credit markets have shown signs of stabilizing, but unemployment remains high. We expect additional loans to default or become nonperforming and we provide an allowance for estimated loan losses. Nonperforming assets are defined as nonperforming loans and real estate acquired by foreclosure or deed-in-lieu thereof. Generally, nonperforming loans are defined as nonaccrual loans and loans 90 days or more overdue. Troubled debt restructurings

(TDRs) are defined as loans that we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal or interest payments. Our policy with respect to nonperforming assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans past due 90 days or more, unless the individual borrower circumstances dictate otherwise.

See Management’s Discussion and Analysis — “Asset Quality and Allowance for Loan Loss” for a history of nonperforming assets and allowance for loan loss.

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

We classify each investment security according to our intent to hold the security to maturity, trade the security at fair value or make the security available for sale. We increased our purchases mortgage-backed securities in fiscal 2005 through 2010 because we believed the mortgage-backed securities provided better risk adjusted yields than certain single family whole loan originations or whole loan pools. During fiscal 2008 and 2009, we sold U.S. agency mortgage-backed securities and replaced them with better risk adjusted non-agency securities.

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

Fiscal year end	Available for Sale	Held to maturity	Trading	Total
(Dollars in thousands)	Fair Value	Carrying Amount	Fair Value
June 30, 2011	$145,671	$370,626	$5,053	$521,350
June 30, 2010	242,430	320,807	4,402	567,639
June 30, 2009	265,807	350,898	5,445	622,150
June 30, 2008	209,119	300,895	—	510,014
June 30, 2007	296,068	61,902	—	357,970

The expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our other debt securities and the weighted average yield for each range of maturities at June 30, 2011 were:

At June 30, 2011	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available for sale
Mortgage-Backed Securities (RMBS):
U.S. Agency[2]	$60,212	2.92%	$2,911	3.14%	$11,063	3.07%	$12,894	2.96%	$33,344	2.83%
Non-Agency[3]	$74,545	5.96%	$12,509	8.41%	$33,500	7.38%	$16,910	5.01%	$11,626	0.63%
Total Mortgage-Backed Securities	$134,757	4.60%	$15,420	7.41%	$44,563	6.31%	$29,804	4.12%	$44,970	2.26%
Available For Sale—Amortized Cost	$134,757	4.60%	$15,420	7.41%	$44,563	6.31%	$29,804	4.12%	$44,970	2.26%
Available For Sale—Fair Value	$145,671	4.60%	$17,009	7.41%	$48,721	6.31%	$32,125	4.12%	$47,816	2.26%
Held to maturity
Mortgage-backed securities (RMBS):
U.S. Agency[2]	$77,941	3.97%	$3,961	3.71%	$13,799	3.72%	$13,835	3.73%	$46,346	4.13%
Non-Agency[3]	$246,455	7.70%	$32,609	9.19%	$67,286	8.23%	$44,959	7.37%	$101,601	7.01%
Total Mortgage-Backed Securities	$324,396	6.80%	$36,570	8.60%	$81,085	7.46%	$58,794	6.52%	$147,947	6.11%
Other Debt Securities:
U.S. Agency[2]	$9,976	2.03%	$—	0.00%	$9,976	2.03%	$—	0.00%	$—	0.00%
Municipal	$36,254	6.15%	$—	0.00%	$—	0.00%	$1,309	6.51%	$34,945	6.14%
Total Other Debt Securities	$46,230	5.26%	$—	0.00%	$9,976	2.03%	$1,309	6.51%	$34,945	6.14%
Held to Maturity—Carrying Value	$370,626	5.95%	$36,570	8.60%	$91,061	6.64%	$60,103	6.37%	$182,892	4.94%
Held to Maturity—Fair Value	$387,286	5.95%	$39,867	8.60%	$90,172	6.64%	$68,110	6.37%	$189,137	4.94%
Trading
Non-Agency—Fair Value[4]	$5,053	2.05%	$—	0.00%	$—	0.00%	$—	0.00%	$5,053	2.05%
Total securities	$521,350	5.55%	$53,579	8.22%	$139,782	6.53%	$92,228	5.59%	$235,761	4.34%

[1]

Weighted average yield is based on amortized cost of the securities. Residential mortgage-backed security (RMBS) yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curve.

[2]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginny Mae.
[3]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities and secured by prime, Alt A or pay-option ARM mortgages.
[4]	Collateralized debt obligations secured by pools of bank trust preferred.

Our securities portfolio of $521.4 million at June 30, 2011 is composed of approximately 29.0% U.S. agency residential mortgage-backed securities (RMBS) and other debt securities issued by GSEs, primarily Freddie Mac and Fannie Mae; 3.7% Prime private-issue super senior, first-lien RMBS; 15.5% Alt-A, private-issue super senior, first-lien RMBS; 38.1% Pay-Option ARM, private-issue super senior first-lien RMBS; 7.0% Municipal securities and 6.7% other residential mortgage-backed, asset-backed and bank pooled trust preferred securities. We had no commercial mortgage-backed securities (CMBS) or Subprime RMBS at June 30, 2011.

We manage the credit risk of our non-agency RMBS by purchasing those AAA securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency RMBS are super senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percent of the current face value) is known as credit enhancement. At June 30, 2011, the weighted-average credit enhancement in our entire non-agency RMBS portfolio was 39.1%. The credit enhancement levels for our Alt-A and Pay-option ARM portions of the portfolio were 51.9% and 33.1%, respectively. The credit enhancement percent and the rating agency grade (e.g., “AA”) do not consider the additional credit protection available to the Bank (if needed) from its purchase price discounts. We have experienced RMBS personnel monitor the performance and measure the securities for impairment. The rating agency grade does not completely reflect the probability of impairment. The credit enhancement level when you consider the remaining purchase discount at June 30, 2011 equals 47.7% for approximately 67.5% of our securities that have been downgraded from their respective AAA ratings at acquisition to below investment grade. Substantially all of those securities that were downgraded were included in our Bank of Internet Re-securitization Trust (BIRT) which restructured their discounts into a new series of securities rated by two nationally recognized rating agencies. Approximately 95% of the rated BIRT securities are investment grade and can be pledged by the Bank for liquidity. For financial reporting purposes, the BIRT securities are not reflected in the consolidated financial statements of the Company. The underlying securities in the BIRT Trust are reported in the Company’s consolidated financial statements and the BIRT securities are eliminated in consolidation. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”

The following table sets forth changes in our securities portfolio for each of the last five fiscal years:

(Dollars in thousands)	2011	2010	2009	2008	2007
Securities at beginning of period[1]	$567,639	$622,150	$510,014	$357,970	$139,636
Purchases	284,033	223,754	310,559	493,183	364,349
Sales	(14,103)	(14,081)	(95,297)	(210,618)	(74,346)
Repayments, prepayments and amortization of premium/accretion of discounts	(306,971)	(260,451)	(97,625)	(132,661)	(71,706)
Trading securities mark-to-market	651	(1,039)	(2,055)	—	—
Transition impact of adopting SFAS 159	—	—	(3,504)	—	—
Impairment charged to the income statement	(1,541)	(6,038)	(1,454)	(1,000)	—
(Decrease) increase in unrealized gains/losses on available-for-sale securities, net of impairment charged	(8,358)	3,344	1,512	3,140	37
Securities at end of period[1]	$521,350	$567,639	$622,150	$510,014	$357,970

[1]	Includes trading, available for sale and held to maturity portfolios.

DEPOSIT PRODUCTS AND SERVICES

Deposit Products. We offer a full line of deposit products over the internet to customers in all 50 states. Our deposit products consist of Demand Deposit accounts, Savings accounts and Certificate of Deposit accounts across multiple brands. Our customers access their funds through ATMs, VISA® Debit Cards, Automated Clearing House funds (electronic transfers) and Checks. We also offer the following additional services in connection with our deposit accounts:

¡	Online Banking. Customers can review their account detail, including viewing and printing their online banking statements. Other features of Online Banking are:

¡	Online Bill Payment Service. Customers can pay their
bills online through electronic funds transfer or a written check prepared and sent to the payee.

¡	InterBank Transfer. Customers can transfer money to accounts they own at other financial institutions.

¡	PopMoney. An easy and convenient way for customers to send and receive money from anyone.

¡	My Deposit. A remote deposit solution that enables customers to scan checks from their computer and have the scanned images electronically transmitted for deposit directly to their account.

¡	Mobile Banking. Customers can review account balances, transfer funds and pay bills from the convenience of their mobile phone.

¡	Text Message Banking. Customers can view their account balances and transactions as well as transfer fund funds between their accounts and set up alerts using their mobile phone.

¡	FinanceWorks. A new financial management solution that provides customers with a complete and easy way to budget, gain control over their spending and save more during these tough economic times.

¡	Purchase Rewards. Customers can earn cash back from participating merchants simply by using their VISA® Debit Card.

¡	Secure Email. Customers have send and receive secure email without concern for the security of their information.

¡

ATM Cards or VISA® Debit Cards. Each customer may choose to receive a free ATM card or VISA® debit card upon opening an account. Customers can access their accounts at ATMs and any other location worldwide that accept VISA® debit cards.

¡	Overdraft Protection. Overdraft protection, in the form of an overdraft line of credit, is available to all checking account customers who request this service and qualify.

Deposit Marketing. We currently market to deposit customers through targeted online marketing in all 50 states by purchasing “keyword” advertising on Internet search engines, such as Google, and placement on product comparison sites, such as Bankrate.com. We target deposit customers based on certain demographics (such as age, income, and geographic location) and other criteria. We also pay for customer leads and applications from our marketing affiliates and partners with affinity agreements.

As part of our deposit marketing strategies, we actively manage deposit interest rates offered on our websites and displayed in our advertisements. Senior management is directly involved in executing overall growth and interest rate guidance established by our Asset/Liability Committee (ALCO). Within these parameters, management and staff survey our competitors’ interest rates and evaluate consumer demand for various products and our existing deposit mix. We then establish our marketing campaigns accordingly and monitor and adjust our marketing campaigns on an ongoing basis. Within minutes, our management and staff can react to changes in deposit inflows and external events by altering interest rates reflected on our websites and in our advertising. Our external advertising cost per new account was approximately $3.80, $4.89 and $10.67 for fiscal years 2011, 2010 and 2009, respectively.

The number of deposit accounts at the end of each of the last five fiscal years is set forth below:

	At June 30,
	2011	2010	2009	2008	2007
Checking and savings accounts	16,105	17,192	10,685	9,415	8,315
Time deposits	16,793	10,554	12,757	15,490	17,502
Total number of deposit accounts	32,898	27,746	23,442	24,905	25,817

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each of the last five fiscal years:

	At June 30,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Noninterest-bearing	$7,369	—	$5,441	—	$3,509	—	$5,509	—	$993	—
Interest-bearing:
Demand	76,793	0.75%	63,962	0.85%	59,151	1.22%	61,616	3.22%	48,575	3.52%
Savings	268,384	0.93%	358,293	0.91%	192,781	1.94%	56,202	3.38%	22,840	3.75%
Time deposits:
Under $100	337,937	2.24%	200,859	3.23%	191,021	4.39%	268,747	4.84%	298,767	5.06%
$100 or more	649,842	2.15%	339,625	2.95%	202,062	3.85%	178,630	4.91%	176,774	5.09%
Total time deposits	987,779	2.18%	540,484	3.05%	393,083	4.11%	447,377	4.87%	475,541	5.07%
Total interest-bearing	1,332,956	1.85%	962,739	2.11%	645,015	3.20%	565,195	4.54%	546,956	4.88%
Total deposits	$1,340,325	1.84%	$968,180	2.10%	$648,524	3.18%	$570,704	4.50%	$547,949	4.87%

[1]	Based on weighted average stated interest rates at the end of the period.

The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit for the last five fiscal years ending June 30:

	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$61,181	$488	0.80%	$57,779	$595	1.03%	$70,882	$1,722	2.43%
Savings	283,783	2,508	0.92%	389,526	5,779	1.48%	115,427	2,861	2.48%
Time deposits	776,638	19,280	2.48%	413,999	14,880	3.59%	433,410	19,400	4.48%
Total interest-bearing deposits	$1,121,602	$22,276	2.01%	$861,304	$21,254	2.47%	$619,719	$23,983	3.87%
Total deposits	$1,127,415	$22,276	2.00%	$866,837	$21,254	2.45%	$623,889	$23,983	3.84%

	2008			2007
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$47,405	$1,670	3.52%	$34,409	$1,066	3.10%
Savings	28,623	1,056	3.69%	25,696	960	3.74%
Time deposits	506,761	25,632	5.06%	399,855	19,541	4.89%
Total interest-bearing deposits	$582,789	$28,358	4.87%	$459,960	$21,567	4.69%
Total deposits	$585,933	$28,358	4.84%	$461,024	$21,567	4.68%

The following table shows the maturity dates of our certificates of deposit at the end of each of the last five fiscal years, June 30:

(Dollars in thousands)	2011	2010	2009	2008	2007
Within 12 months	$568,827	$259,026	$237,920	$233,767	$258,404
13 to 24 months	184,029	106,733	49,796	81,156	100,086
25 to 36 months	66,541	52,174	64,743	33,343	44,988
37 to 48 months	33,500	11,922	38,559	61,744	15,574
49 months and thereafter	134,882	110,629	2,065	37,367	56,489
Total	$987,779	$540,484	$393,083	$447,377	$475,541

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at the end of each of the last five fiscal years:

	Term to Maturity
(Dollars in thousands)	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Time deposits with balances of $100,000 or more at June 30,
2011	$41,322	$144,907	$161,940	$301,673	$649,842
2010	$13,213	$84,823	$48,624	$192,965	$339,625
2009	$30,256	$49,126	$57,527	$65,153	$202,062
2008	$29,916	$26,919	$34,284	$87,511	$178,630
2007	$26,795	$20,997	$42,139	$86,843	$176,774

Borrowings. In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank (FHLB). Our bank can borrow up to 40.0% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2011, the

Company had $139.7 million available immediately and an additional $250.9 million available with additional collateral, for advances from the FHLB for terms up to ten years.

The Bank has federal funds lines of credit with two major banks totaling $20.0 million. At June 30, 2011, the Bank had an outstanding balance of $2.5 million.

The Bank can also borrow from the Federal Reserve Bank of San Francisco (FRB), and borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2011, we had a total borrowing capacity of approximately $112.5 million, none of which was outstanding. The Bank has additional unencumbered collateral that could be pledged to the FRB Discount Window to increase borrowing liquidity.

The Company has sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements have fixed interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Pursuant to these agreements, under certain conditions, the Company may be required to repay the $130.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. As of June 30, 2011, the weighted-average remaining contractual maturity period was 3.36 years and the weighted average remaining period before such repurchase agreements could be called was 0.26 years.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 2.66% at June 30, 2011, and is paid quarterly.

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the last five fiscal years:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2011	2010	2009	2008	2007
Advances from the FHLB[1]:
Average balance outstanding	$226,005	$199,288	$333,327	$270,022	$239,742
Maximum amount outstanding at any month-end during the period	309,000	225,988	392,973	398,966	254,216
Balance outstanding at end of period	305,000	182,999	262,984	398,966	227,292
Average interest rate at end of period	2.07%	3.59%	3.34%	3.77%	4.39%
Average interest rate during period	2.77%	3.88%	3.42%	4.23%	4.34%
Securities sold under agreements to repurchase:
Average balance outstanding	$130,000	$130,000	$130,000	$118,497	$30,648
Maximum amount outstanding at any month-end during the period	130,000	130,000	130,000	130,000	90,000
Balance outstanding at end of period	130,000	130,000	130,000	130,000	90,000
Average interest rate at end of period	4.35%	4.35%	4.32%	4.23%	4.39%
Average interest rate during period	4.41%	4.40%	4.37%	4.34%	4.41%
Federal Reserve Discount Window borrowing
Average balance outstanding	$—	$38,986	$38,524	$—	$—
Maximum amount outstanding at any month-end during the period	—	140,000	160,000	—	—
Balance outstanding at end of period	—	—	160,000	—	—
Average interest rate at end of period	—	—%	0.25%	—	—
Average interest rate during period	—	0.25%	0.36%	—	—
Junior subordinated debentures:
Average balance outstanding	$5,155	$5,155	$5,155	$5,155	$5,155
Maximum amount outstanding at any month-end during the period	5,155	5,155	5,155	5,155	5,155
Balance outstanding at end of period	5,155	5,155	5,155	5,155	5,155
Average interest rate at end of period	2.66%	2.88%	3.06%	5.04%	7.76%
Average interest rate during period	2.85%	2.91%	4.60%	7.16%	8.01%

[1]	Advances from the FHLB have been reduced by debt issue costs of $1, $15, $18, $74 and $108 for the fiscal years ended June 30, 2011, 2010, 2009, 2008 and 2007, respectively.

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

EMPLOYEES

At June 30, 2011, we had 173 full time employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory.

COMPETITION

The market for banking and financial services is intensely competitive, and we expect competition to continue to intensify in the future. The Bank attracts deposits through the Internet. Competition for those deposits comes from other banks, savings institutions, and credit unions. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates.

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

REGULATION

GENERAL

Savings and loan holding companies (such as BofI) and savings associations (such as Bank of Internet) are extensively regulated under both federal and state law. The regulation of savings and loan holding companies and savings associations is intended primarily for the protection of depositors and not for the benefit of our stockholders. The following information describes aspects of the material laws and regulations applicable to us and our subsidiary. The information below does not purport to be complete and is qualified in its entirety by reference to all applicable laws and regulations.

Legislation, regulations and rules regarding the regulation of savings and loan holding companies and savings associations that may affect our or Bank of Internet’s operations are introduced from time to time by the U.S. government and its various agencies. In addition, the rules and regulations currently governing us and Bank of Internet may be amended from time to time. Any such legislation, regulatory changes or amendments in the future could adversely affect us or Bank of Internet. No assurance can be given as to whether, or in what form, any such changes may occur.

THE DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). This comprehensive financial reform and consumer protection act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, as described below, the Dodd-Frank Act changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings and loan associations. Effective July 21, 2011 the Office of Thrift Supervision (OTS) was abolished and its supervision of savings and loan associations (such as Bank of Internet) was transferred to the Office of the Comptroller of the Currency (OCC), and its supervision of savings and loan holding companies (such as BofI) was transferred to the Board of Governors of the Federal Reserve System (Fed Board). A summary of the significant aspects of the Dodd-Frank Act that may affect BofI and Bank of Internet are set forth in the following sections under the headings ”REGULATION OF BOFI HOLDING, INC.” and “REGULATION OF BANK OF INTERNET.”

The Dodd-Frank Act addressed a broad range of financial regulatory reform issues and, in addition to the provisions thereof discussed below, the Dodd-Frank Act contained the following provisions, among others:

¡

A new independent consumer financial protection bureau was established within the Federal Reserve System, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions (less than $10 billion in assets), like Bank of Internet, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

¡	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries. Historically, unlike bank holding companies, savings and loan holding companies were not subject to regulatory consolidated capital requirements or been subjected formally to the “source-of-strength” doctrine.

¡	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

¡	The current prohibition on payment of interest on demand deposits of Regulation Q of the Fed Board was repealed, effective July 21, 2011.

¡

With respect to federal preemption of state law, state law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

¡	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for non-interest bearing transaction accounts extended through December 31, 2012.

¡	The calculation of the deposit insurance assessment base will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

¡

The minimum reserve ratio of the Depository Insurance Fund, the fund backing up federally-insured deposits (the “DIF”) increased to 1.35 percent of estimated annual insured deposits or assessment base. However, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

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

¡	Companies must now disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

¡

The so-called Volcker Rule prohibits banking entities from engaging in proprietary trading or acquiring or retaining any equity, partnership or other ownership interest in or sponsoring a hedge fund or private equity fund. Nonbank financial companies that so engage in such activities will be subjected to additional capital requirements and limitations on its activities.

¡

Title VII of the Dodd-Frank Act is dedicated to the regulation of derivative transactions, including “swap” transactions. The most significant elements of this title are mandatory clearing requirements and the transfer of most swap transactions from banks to a bank affiliate.

¡

A Financial Stability Oversight Council (“FSOC”) is created with jurisdiction to oversee threats to the financial stability of the United States and, in appropriate circumstances, to intervene in various ways. For example, the FSOC may require nonbank financial companies and bank holding companies to submit periodic financial and other reports for the purpose of assessing the extent to which a financial activity or financial market in which the company participates, or the company itself, poses a threat to the financial stability of the United States.

¡

Businesses that package residential mortgage loans into asset-backed securities must retain a certain amount of credit risk of the mortgages they package. There are restrictions on the ability of the packager to hedge the risk retained and disclosure and monitoring requirements with respect to asset quality.

¡	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Because the implementation of many of these provisions and the other provisions of the Dodd-Frank Act, including those described in the following sections, are still subject to the proposal and/or adoption of final regulations, and because there has not been substantial experience with the application of those regulations that have been promulgated, the full effect of the provisions of the Dodd-Frank Act and its resulting rules and regulations on our operations, financial condition and future plans can not be assessed at this time. For additional discussion of the impact of this 2010 law, see “Factors that May Affect Our Performance—Risks Relating to Our Industry.”

REGULATION OF BOFI HOLDING, INC.

General. BofI is a unitary savings and loan holding company under the Home Owner’s Loan Act (“HOLA”), subject to regulatory oversight by the Fed Board. Prior to July 21, 2011 (the “Transfer Date”), the first anniversary date of the Dodd-Frank Act, BofI was subject to oversight and regulation by the OTS. Among other things, the Dodd-Frank Act transferred the supervision of savings and loan holding companies and their non-depository subsidiaries under HOLA from the OTS to the Fed Board. As of the Transfer Date, the OTS was abolished. The Dodd-Frank Act further provided that all regulations, guidelines and other advisory materials issued by the OTS on or before the Transfer Date with respect to savings and loan holding companies and their non-depository subsidiaries remained enforceable until terminated, superseded or otherwise changed by the Fed Board. Many aspects of the Dodd-Frank Act are subject to future rulemaking that will be promulgated and take effect over the course of the next several years, making it difficult to anticipate the overall impact the Dodd-Frank Act will have on our business, financial condition and results of operations.

In light of the transfer of supervision from the OTS to the Fed Board, on the Transfer Date the Fed Board published (i) a supervisory letter describing the approach it will use initially in supervising savings and loan holding companies and (ii) a notice requesting comments on its proposal regarding the continuing enforcement of regulations governing savings and loan holding companies previously issued by the OTS. The following is a brief overview of the expected enforcement of OTS regulations by the Fed Board:

¡

In general, the OTS’ regulations for the supervision of holding companies of savings and loan associations will continue to be enforced by the Fed Board, including regulations pertaining to acquisitions of savings associations, permissible activities, prohibited service by certain individuals, and investigative and formal examination proceedings. OTS regulations that reference the regulation of both savings associations and savings and loan holding companies will only be enforced by the Fed Board with respect to savings and loan holding companies.

¡	Leverage capital requirements and risk based capital requirements applicable to depository institutions will be extended to savings and loan holding companies like BofI.

¡

BofI will continue to be required to register and file reports disclosing its financial condition under OTS regulations, but it will now file those reports with the Fed Board rather than the OTS. However, in February 2011 the Fed Board published for comment a proposal to change periodic financial reporting by savings and loan holding companies to be consistent with reporting for bank holding companies and such proposal is still pending. We anticipate that such proposal will be adopted in some form in the foreseeable future.

¡

The Fed Board will have enforcement authority over BofI and any of our subsidiaries to the same extent as the OTS, including the ability to restrict or prohibit activities that are determined to be a serious risk to Bank of Internet.

¡

The Fed Board has stated that it intends to enforce the substantive provisions of the OTS’ acquisition regulations, including the requirement to file applications and the factors for reviewing such applications.

¡

The Fed Board has stated that it intends to replace OTS regulations governing the processing of acquisitions and other types of analogous applications submitted by bank holding companies, including filing and notice requirements and hearing procedures, with its own provisions with respect to such matters.

¡

The Fed Board will eliminate the OTS procedures for determining “control” of savings and loan holding companies, including the “rebuttal of control” factors and process, certification of ownership and rebuttal agreement, and instead apply the Fed Board’s change in bank control regulations to savings and loan holding companies. The Fed Board will also substitute its current practices and policies applicable to bank holding companies when reviewing investments in and relationships with savings and loan holding companies, including the Board's policy statement on non-controlling equity investments in banks and bank holding companies. Although the Fed Board has stated that it will not revisit previous determinations by the OTS, it does foresee proposing rules to update and streamline regulations pertaining to control determinations for both bank holding companies and savings and loan holding companies.

The Fed Board expects to continue its review of OTS regulations and to consider substantive and procedural amendments. Inasmuch as we cannot predict with certainty the substance of any amendments that may be proposed by the Fed Board, what the final amendments, if any, will contain and when such amendments may become effective, is difficult to predict the overall impact of any such amendments on our business, financial condition and results of operations is also difficult to predict. In the meantime we expect to continue to operate under what are in effect the OTS’ regulations. As used herein, references to Fed Board regulations applicable to savings and loan association holding companies mean, and this discussion assumes the continued applicability of, the OTS’ regulations that survive the Transfer Date as Fed Board regulations.

Activities Restrictions. The primary governing statute for the supervision and regulation of savings and loan holding companies is HOLA, although there are other statutes that expressly apply to both savings and loan holding companies and bank holding companies, such as the Change in Bank Control Act and the Management Interlocks Act. As noted above, the Fed Board intends to issue an interim final rule that will codify the rules that will regulate the permissible activities for savings and loan holding companies. The Fed Board has stated that it intends to conform portions of the OTS’ regulations governing activities of savings and loan holding companies to those found in the Fed Board’s Regulation Y (which among other things limits non-banking activities in which bank holding companies may engage to activities “closely related to banking”), although Regulation Y will not per se apply to savings and loan holding companies. We currently engage only in activities that fall within the “closely-related to banking” standard and we expect that any non-banking activities in which we would engage would comply with the restrictions applicable to bank holding companies.

Mergers and Acquisitions. BofI must obtain approval from the Fed Board before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for BofI to acquire control of a savings institution, the Fed Board would consider, among many factors, the financial and managerial resources and future prospects of BofI and the target institution, the effect of the proposed acquisition on the risk to the insurance fund backing up federally-insured deposits, the convenience and the needs of the community and the impact of the proposed acquisition on competition. However, the standards for approving proposed mergers and acquisitions and the process for obtaining approval are likely to be subject to further review and modification by the Fed Board. It cannot be determined with certainty at this time what, if any, changes may result from such review and what the effect of any such changes will be on our ability to consummate future mergers and acquisitions that we may choose to undertake.

The Fed Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including BofI.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules. It also requires the Securities and Exchange Commission and securities exchanges to adopt extensive additional disclosures, corporate governance and related rules and mandates. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems (such as the regulation of the accounting profession) and state corporate law (such as the relationship between a board of directors and management and between a board of directors and its committees). As noted herein, the Dodd-Frank Act imposes additional disclosure and corporate government requirements and represents further federal involvement in matters historically addressed by state corporate law.

REGULATION OF BANK OF INTERNET

General. As a federally-chartered savings and loan association whose deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”), Bank of Internet is subject to extensive regulation by the FDIC and, as of the Transfer Date, the OCC. Under the Dodd-Frank Act, the examination, regulation and supervision of savings and loan associations, such as Bank of Internet, were transferred from the OTS to the OCC, the federal regulator of national banks under the National Bank Act. On the Transfer Date, the OCC issued a Joint Notice with the FDIC identifying the OTS regulations governing savings and loan associations that the OCC (with respect to federally-chartered savings associations) and the FDIC (with respect to state-chartered savings associations) will enforce beginning on the Transfer Date. The OCC stated that the Joint Notice was not intended to effect any substantive changes. The OCC also stated that it will publish, with a request for comment, an interim final rule republishing the OTS regulations as OCC regulations. Like the Fed Board, the OCC states that it expects to continue its review of the OTS’ regulations and to consider substantive amendments. Inasmuch as we cannot predict with certainty the substance of any amendments proposed by the OCC, what the final amendments, if any, will contain and when such amendments may become effective, it is difficult to predict the overall impact of the transition of supervision from the OTS to the OCC and of any amendments to the OTS’ rules and regulations on our business, financial condition and results of operations. In the meantime, we expect to continue to operate under what are in effect the OTS’ regulations and, as used herein, references to OCC regulations for savings and loan associations mean the OTS’ regulations as of the Transfer Date.

Lending activities and other investments of Bank of Internet must comply with various statutory and regulatory requirements. The Bank is also subject to reserve requirements promulgated by the Fed Board. The OCC, together with the FDIC, will continue regular examinations of the Bank and prepare reports for the Bank’s board of directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and its depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

The Bank must file periodic reports with the OCC concerning its activities and financial condition, in addition to obtaining any required regulatory approvals or exemptions prior to entering into specified transactions, such as mergers with or acquisitions of other financial institutions or raising capital. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. This regulatory structure also gives applicable regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OCC, the FDIC or the Fed Board, could have a material adverse effect on the Bank and our business, financial condition and results of operations.

Insurance of Deposit Accounts. The FDIC administers a deposit insurance fund (the “DIF”) that insures depositors in certain types of accounts up to a prescribed amount for the loss of any such depositor’s respective deposits due to the failure of an FDIC member depository institution. As the administrator of the DIF, the FDIC assesses its member depository institutions and determines the appropriate DIF premiums to be paid by each such institution. The FDIC is authorized to examine its member institutions and to require that they file periodic reports of their condition and operations. The FDIC may also prohibit any member institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the primary federal regulator, now the OCC, the opportunity to take such action. The FDIC may terminate an institution’s access to the DIF if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. We do not know of any practice, condition or violation that might lead to termination of our access to the DIF.

Bank of Internet is a member depository institution of the FDIC and its deposits are insured by the DIF up to the applicable limits, which are backed by the full faith and credit of the U. S. Government. Effective with the passing of the Dodd-Frank Act, the basic deposit insurance limit was permanently raised to $250,000, instead of the $100,000 limit previously in effect.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the DIF. As a result, the FDIC has significantly increased the initial base assessment rates paid by member institutions for access to the DIF. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all member institutions due to recent bank and savings association failures. The emergency assessment amounted to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Management cannot predict what insurance assessment rates will be in the future.

In addition, the FDIC may impose additional emergency special assessments of up to five basis points per quarter on each institution’s assets minus Tier 1 capital, if necessary, to maintain public confidence in the DIF or as a result of deterioration in the deposit DIF reserve ratio due to institution failures. Additionally, as an alternative to the special assessments, in September 2009, the FDIC adopted a rule that required member institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. This new rule did not immediately impact our earnings because the prepayment is being amortized over time. Any additional emergency special assessment imposed by the FDIC will negatively impact our earnings.

Regulatory Capital Requirements and Prompt Corrective Action. The prompt corrective action regulation of the OCC requires mandatory actions and authorizes other discretionary actions to be taken by the OCC against a savings association that falls within undercapitalized capital categories specified in OCC regulations.

Under OCC regulations, an institution is “well capitalized” if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OCC to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). OCC regulations also establish three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2011, Bank of Internet met the capital requirements of a “well capitalized” institution under applicable OCC regulations.

In general, the prompt corrective action regulation prohibits an FDIC member institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC, but are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll-over brokered deposits.

If the OCC determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OCC may, if the institution is well capitalized, reclassify it as adequately capitalized. If the institution is adequately capitalized, but not well capitalized, the OCC may require it to comply with restrictions applicable to undercapitalized institutions. If the institution is undercapitalized, the OCC may require it to comply with restrictions applicable to significantly undercapitalized institutions. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized without the express permission of the institution’s primary regulator.

Capital regulations applicable to savings associations such as the Bank also require savings associations to meet three additional capital standards:

¡	Tangible capital equal to at least 1.5% of total adjusted assets;

¡	Leverage capital (core capital) equal to 4.0% of total adjusted assets; and

¡	Risk-based capital equal to 8.0% of total risk-weighted assets.

These capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Bank of

Internet is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits. The guidelines set forth safety and soundness standards that the federal banking regulatory agencies use to identify and address problems at FDIC member institutions before capital becomes impaired. If the OCC determines that the Bank fails to meet any standard prescribed by the guidelines, the OCC may require us to submit to it an acceptable plan to achieve compliance with the standard. OCC regulations establish deadlines for the submission and review of such safety and soundness compliance plans in response to any such determination. We are not aware of any conditions relating to these safety and soundness standards that would require us to submit a plan of compliance to the OCC.

Loans-to-One-Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower by order of its regulator, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus for the purpose of developing residential housing, if the following specified conditions are met:

¡	The purchase price of each single family dwelling in the development does not exceed $500,000;

¡	The savings association is in compliance with its fully phased-in capital requirements;

¡	The loans comply with applicable loan-to-value requirements; and

¡	The aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the “Code”. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of portfolio assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2011, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2011, Bank of Internet was in compliance with the applicable liquidity standard.

Transactions with Related Parties. The authority of the Bank to engage in transactions with “affiliates” (i.e., any company that controls or is under common control with it, including BofI and any non-depository institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of a savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act generally prohibits loans by public companies to their executive officers and directors. However, there is a specific exception for loans by financial institutions, such as the Bank, to its executive officers and directors that are made in compliance with federal banking laws. Under such laws, our authority to extend credit to executive officers, directors, and 10% or more shareholders

(“insiders”), as well as entities such person’s control is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on its capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and cannot involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Capital Distribution Limitations. Regulations applicable to the Bank impose limitations upon all capital distributions by savings associations, like cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under these regulations, a savings association may, in circumstances described in those regulations:

¡	Be required to file an application and await approval from the OCC before it makes a capital distribution;

¡	Be required to file a notice 30 days before the capital distribution; or

¡	Be permitted to make the capital distribution without notice or application to the OCC.

Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OCC, other federal regulatory agencies or the Department of Justice, taking enforcement actions against the institution. To the best of our knowledge, Bank of Internet is in full compliance with each of the Community Reinvestment Act, the Equal Credit Opportunity Act and the Fair Housing Act and we do not anticipate the Bank becoming the subject of any enforcement actions.

Federal Home Loan Bank System. The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each

FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in a Federal Home Loan Bank in specified amounts based on either its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year or its outstanding advances from the FHLB.

Federal Reserve System. The Fed Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At June 30, 2011, the Bank was in compliance with these requirements.

Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OCC and conduct any activities of the subsidiary in compliance with regulations and orders of the OCC. The OCC has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OCC determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Consumer Laws and Regulations. The Dodd-Frank Act established the Bureau of Consumer Financial Protection (“BCFP”) in order to regulate any person who offers or provides personal, family or household financial products or services. The BCFP is an independent “watchdog” within the Federal Reserve System to enforce and create “Federal consumer financial laws.” Banks as well as nonbanks are subject to any rule, regulation or guideline created by the BCFP. The only authority the Fed Board has over the BCFP is the authority to delegate examinations regarding compliance with “Federal consumer financial laws.” Except for the power of the Fed Board to reject any rules of the BCFP in extremely limited situations, the BCFP may promulgate any consumer financial rule or guideline, and exempt whomever it wants therefrom. If a court interprets a BCFP regulation or guideline, a court may only consider the BCFP’s interpretation of the rule or guideline. Subject to certain limited exemptions, persons subject to the BCFP include anyone who offers or provides consumer financial products or services, including banks, savings associations, credit unions, mortgage brokers, debt collectors and consumer credit reporting agencies. The apparent goal is to have only one agency in charge of protecting consumers by overseeing the application and implementation of “Federal consumer financial laws,” which includes (i) rules, orders and guidelines of the BCFP, (ii) all consumer financial protection functions, powers and duties transferred from other federal agencies, such as the Fed Board, the OCC, the FDIC, the Federal Trade Commission, and the Department of Housing and Urban Development, and (iii) a long list of consumer financial protection laws enumerated in the Dodd-Frank Act, such as the Electronic Fund Transfer Act, the Consumer Leasing Act of 1976, the Alternative Mortgage Transaction Parity Act of 1982, the Equal Credit Opportunity Act, the Expedited Funds Availability Act, the Truth in Lending Act and the Truth in Savings Act, among many others. The BCFP has broad examination and enforcement authority, including the power to issue subpoenas and cease and desist orders, commence civil actions, hold investigations and hearings and seek civil penalties, as well as the authority to regulate disclosures, mandate registration of any covered person and to regulate what it considers unfair, deceptive, abusive practices.

However, savings associations with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer protection laws and regulations by their primary bank regulators. Such laws and regulations and the other consumer protection laws and regulations to which the Bank has been subject have historically mandated certain disclosure requirements and regulated the manner in which financial institutions must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, such customers. The effect of the BCFP on the development and promulgation of consumer protection rules and guidelines and the enforcement of federal “consumer financial laws” on the Bank, if any, cannot be determined with certainty at this time.

Privacy Standards. The Gramm-Leach-Bliley Act (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Bank is subject to OCC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Anti-Money Laundering and Customer Identification. The U.S. government enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government broad powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In February 2010, Congress re-enacted certain expiring provisions of the USA Patriot Act.

ITEM 1A. RISK FACTORS

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Factors that May Affect Our Performance.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices, which also serve as our bank’s main office and branch, are located at 12777 High Bluff Drive, Suite 100, San Diego, California 92130, and our telephone number is (858) 764-6597. This facility occupies a total of approximately 29,094 square feet under a lease that expires October 31, 2012.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time become a party to legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, lawsuit or claim.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ National Global Market on March 15, 2005 under the symbol “BOFI.” There were 10,475,351 shares of common stock outstanding held by approximately 1,325 registered owners as of August 26, 2011. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter during the last two fiscal years. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is Computershare.

	BofI Holding, Inc. Common Stock Price Per Share
Quarter ended:	High	Low
June 30, 2009	$7.49	$5.34
September 30, 2009	$8.75	$6.13
December 31, 2009	$10.90	$8.02
March 31, 2010	$14.00	$9.73
June 30, 2010	$18.23	$14.12
September 30, 2010	$16.79	$11.15
December 31, 2010	$15.97	$11.93
March 31, 2011	$15.98	$14.77
June 30, 2011	$16.80	$13.83

DIVIDENDS

The holders of record of our Series A preferred stock, which was issued in 2003 and 2004, are entitled to receive annual dividends at the rate of six percent (6%) of the stated value per share, which stated value is $10,000 per share. Dividends on the Series A preferred stock accrue and are payable quarterly. Dividends on the preferred stock must be paid prior and in preference to any declaration or payment of any distribution on any outstanding shares of junior stock, including our common stock.

Other than dividends to be paid on our preferred stock, we currently intend to retain any earnings to finance the growth and development of our business. Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so in the foreseeable future.Our ability to pay dividends, should our board of directors elect to do so, depends largely upon the ability of the Bank to declare and pay dividends to us. Future dividends will depend primarily upon our earnings, financial condition and need for funds, as well as government policies and regulations applicable to us and our bank that limit the amount that may be paid as dividends without prior approval.

ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchases. On June 30, 2005, our board of directors approved a common stock buyback program to purchase up to 5% of BofI outstanding common shares. The buyback program became effective on August 23, 2005 with no termination date. Prior to July 1, 2008, a total of 319,500 shares of BofI were purchased under the June 2005 buyback program. On November 21, 2008 the board of directors approved an expansion of our common stock buyback program to purchase up to an additional 500,000 shares of our 10.2 million outstanding common shares if and when the opportunity arises. The increased authorization was effective immediately with no termination date. The program authorizes BofI to buy back common stock at its discretion, subject to market conditions. During the fiscal year ended June 30, 2011, no additional shares of BofI common stock were purchased under this program.

Net Settlement of Restricted Stock Awards. Effective November 2007, the stockholders of the Company approved an amendment to the 2004 Stock Incentive Plan, which among other changes, permitted net settlement of restricted stock awards for purposes of payment of a grantee’s income tax obligation. During the fiscal year ended June 30, 2011, there were 72,933 restricted stock award shares which were retained by the Company and converted to cash at the average rate of $14.18 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards from July 1, 2006 to June 30, 2011:

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Beginning Balance at July 1, 2006:	163,500	$8.10	163,500	251,491

Fiscal Year Ended June 30, 2007
July 1, 2006 to July 31, 2006	—	—	163,500	251,491
August 1, 2006 to August 31, 2006	60,000	7.12	223,500	191,491
September 1, 2006 to September 30, 2006	45,500	7.04	269,000	145,991
October 1, 2006 to November 30, 2006	—	—	269,000	145,991
December 1, 2006 to December 31, 2006	40,000	6.98	309,000	105,991
January 1, 2007 to April 30, 2007	—	—	309,000	105,991
May 1, 2007 to May 31, 2007	10,500	7.23	319,500	95,491
June 1, 2007 to June 30, 2007	—	—	319,500	95,491

Fiscal Year Ended June 30, 2008
July 1, 2007 to June 30, 2008	—	—	319,500	95,491

Fiscal Year Ended June 30, 2009
July 1, 2008 to September 30, 2008	—	—	319,500	95,491
October 1, 2008 to October 31, 2008	5,000	4.76	324,500	90,491
November 1, 2008 to November 30, 2008[1]	80,200	3.92	404,700	510,291
December 1, 2008 to December 31, 2008	191,000	3.36	595,700	319,291
January 1, 2009 to June 30, 2009	—	—	595,700	319,291

Fiscal Year Ended June 30, 2010
July 1, 2009 to June 30, 2010	—	—	595,700	319,291

Fiscal Year Ended June 30, 2011
July 1, 2010 to June 30, 2011	—	—	—	—
Ending Balance at June 30, 2011	595,700	$5.72	—	—

Stock Retained in Net Settlement
July 1, 2007 to June 30, 2008	8,777
July 1, 2008 to June 30, 2009	18,830
July 1, 2009 to June 30, 2010	19,391
July 1, 2010 to June 30, 2011	72,933
Total Treasury Shares at June 30, 2011	715,631

[1]	In November 2008, BofI announced an addition of 500,000 shares to be purchased under its buyback plan, increasing the maximum number to 510,291.

SALE OF UNREGISTERED SECURITIES

In June 2008 the Company commenced a private offering of a newly created series of its preferred stock designated “Series B—8% Cumulative Convertible Nonparticipating Perpetual Preferred Stock” (the “Series B preferred stock”). The Series B preferred stock has a liquidation preference of $1,000 per share over shares of common stock. In the event of liquidation, the Series B preferred stock ranks pari passu with the Series A preferred stock. The Series B preferred stock is entitled to cumulative dividends at a rate of 8.0% per annum when and as declared by the Company’s board of directors quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Each share of Series B preferred stock is immediately convertible at the option of the holder into 111 shares of the Company’s common stock, par value $0.01 per share common stock, which is equivalent to a conversion price of $9.00 per share of common stock. Under certain circumstances specified in the certificate of designation governing the Series B preferred stock, the Company may require holders of Series B preferred stock to convert their shares into common stock. Generally, the Series B preferred stock has no voting rights and may be redeemed by the Company at a 5% premium starting in June of 2011, a 3% premium starting in June 2012 or a 2% premium any time after June 2013.

During the fiscal year ended June 30, 2009, the Company received gross proceeds of $1,040,000 from the issuance of 1,040 shares of Series B preferred stock at a $1,000 face value, less issuance costs of $23,000. The Company declared dividends to holders of its Series B preferred stock totaling $380,000 for the fiscal year ended June 30, 2009.

During the year ended June 30, 2010, the Company adopted a resolution requiring the holders of the Company’s Series B preferred stock to convert all 4,790 shares of Series B preferred stock into the Company’s common stock in accordance with the terms of the Certificate of Designation for the Series B preferred stock. The mandatory conversion of all of the Series B preferred stock was completed and there were no Series B preferred shares outstanding at June 30, 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2011. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and units granted	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	657,607	$10.45	1,012,772
Equity compensation plans not approved by security holders	—	—	N/A
Total	657,607	$10.45	1,012,772

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007
Selected Balance Sheet Data:
Total assets	$1,940,087	$1,421,081	$1,302,208	$1,194,245	$947,163
Loans, net of allowance for loan losses	1,325,101	774,899	615,463	631,413	507,906
Loans held for sale	20,110	5,511	3,190	—	—
Allowance for loan losses	7,419	5,893	4,754	2,710	1,450
Securities—trading	5,053	4,402	5,445	—	—
Securities—available for sale	145,671	242,430	265,807	209,119	296,068
Securities—held to maturity	370,626	320,807	350,898	300,895	61,902
Total deposits	1,340,325	968,180	648,524	570,704	547,949
Securities sold under agreements to repurchase	130,000	130,000	130,000	130,000	90,000
Advances from the FHLB	305,000	182,999	262,984	398,966	227,292
Junior subordinated debentures and other borrowings	7,655	5,155	165,155	5,155	5,155
Total stockholders’ equity	147,766	129,808	88,939	83,082	72,750
Selected Income Statement Data:
Interest and dividend income	$92,935	$85,572	$77,778	$63,301	$44,586
Interest expense	34,422	34,953	41,419	45,281	33,738
Net interest income	58,513	50,619	36,359	18,020	10,848
Provision (benefit) for loan losses	5,800	5,775	4,730	2,226	(25)
Net interest income after provision for loan losses	52,713	44,844	31,629	15,794	10,873
Noninterest income (loss)	7,993	8,316	(6,687)	1,379	1,180
Noninterest expense	26,534	17,283	12,894	10,162	6,450
Income before income tax expense	34,172	35,877	12,048	7,011	5,603
Income tax expense	13,593	14,749	4,906	2,815	2,284
Net income	$20,579	$21,128	$7,142	$4,196	$3,319
Net income attributable to common stock	$20,270	$20,517	$6,452	$3,884	$3,007
Per Share Data:
Net income:
Basic	$1.88	$2.31	$0.78	$0.46	$0.36
Diluted	$1.87	$2.22	$0.77	$0.46	$0.36
Book value per common share	$13.67	$12.25	$9.79	$8.95	$8.19
Tangible book value per common share	$13.67	$12.25	$9.79	$8.95	$8.19
Weighted average number of common shares outstanding:
Basic	10,763,571	8,869,453	8,284,938	8,388,172	8,283,098
Diluted	10,857,470	9,396,652	8,876,991	8,502,821	8,405,215
Common shares outstanding at end of period	10,436,332	10,184,975	8,082,768	8,299,563	8,267,590
Performance Ratios and Other Data:
Loan originations for investment	$608,901	$74,702	$33,170	$64,888	$67,449
Loan originations for sale	216,868	114,842	83,741	516	7,579
Loan purchases	124,784	185,812	57,410	205,067	44,976
Return on average assets	1.26%	1.56%	0.59%	0.40%	0.41%
Return on average common stockholders’ equity	15.17%	21.17%	8.79%	5.41%	4.50%
Interest rate spread [1]	3.50%	3.64%	2.83%	1.40%	0.98%
Net interest margin [2]	3.67%	3.83%	3.04%	1.72%	1.36%
Efficiency ratio [3]	39.90%	29.33%	43.46%	52.40%	53.60%
Capital Ratios:
Equity to assets at end of period	7.62%	9.13%	6.83%	6.96%	7.68%
Tier 1 leverage (core) capital to adjusted tangible assets [4]	7.99%	8.79%	6.98%	7.09%	7.90%
Tier 1 risk-based capital ratio [4]	12.41%	14.56%	11.14%	13.95%	14.76%
Total risk-based capital ratio [4]	13.01%	15.25%	11.73%	14.40%	15.05%
Tangible capital to tangible assets [4]	7.99%	8.79%	6.98%	7.09%	7.90%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.45%	0.69%	0.43%	0.18%	—
Nonperforming loans to total loans	0.72%	1.48%	0.45%	0.66%	0.05%
Nonperforming assets to total assets	0.99%	1.01%	0.65%	0.39%	—
Allowance for loan losses to total loans held for investment at end of period	0.56%	0.75%	0.76%	0.43%	0.28%
Allowance for loan losses to nonperforming loans	77.18%	50.35%	167.39%	65.29%	541.04%

[1]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[2]	Net interest margin represents net interest income as a percentage of average interest-earning assets.
[3]	Efficiency ratio represents noninterest expense as a percentage of the aggregate of net interest income and noninterest income.
[4]	Reflects regulatory capital ratios of Bank of Internet USA only.

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

OVERVIEW

Our company, BofI Holding, Inc., is the holding company for Bank of Internet, a consumer-focused, nationwide savings bank operating primarily over the Internet. The Bank generates retail deposits in all 50 states and originates loans for our customers directly through our websites, including www.bankofinternet.com, www.ufbdirect.com and www.apartmentbank.com. BofI is a unitary savings and loan holding company subject to primary federal regulation by the Fed Board.

Net income for the fiscal year ended June 30, 2011 was $20.6 million compared to $21.1 million and $7.1 million for the fiscal years ended June 30, 2010 and 2009, respectively. Net income attributable to common stockholders for the fiscal year ended June 30, 2011 was $20.3 million, or $1.87 per diluted share compared to $20.5 million, or $2.22 per diluted share and $6.5 million, or $0.77 per diluted share for the years ended June 30, 2010 and 2009, respectively. Growth in our interest earning assets, particularly the loan portfolio, was the primary driver of the increase in our net income between fiscal 2009 and fiscal 2011. Net income declined $0.5 million for the year ended June 30, 2011 compared to the year ended June 30, 2010, primarily due to a decrease on net gains of sales of securities which were $2.4 million pretax for fiscal 2011, down from $13.0 million pretax for fiscal 2010. Excluding the impact of realized and unrealized gains and losses associated with our securities portfolio, net income would have been $19.7 million for the fiscal year ended June 30, 2011, $17.6 million and $12.2 million for fiscal years 2010 and 2009, respectively. We categorize net income without the after-tax impact of realized and unrealized securities gain and losses as core earnings which increased 11.93% in fiscal 2011 and 44.26% in fiscal 2010. Gains and losses on investment securities, net of tax are excluded from earnings to provide useful information about the Bank’s operating performance.

Excluded was realized gains, of $2.4 million, $13.0 million, and losses of $5.1 million as of June 30, 2011, 2010 and 2009, respectively, and unrealized losses of $0.9 million, $7.1 million and $3.5 million, respectively.

Net interest income for the year ended June 30, 2011 was $58.5 million compared to $50.6 million and $36.4 million for the years ended June 30, 2010 and 2009, respectively. The increase was primarily due to growth in our loan portfolio from fiscal years 2009 through 2011.

Provision for loan losses for the years ended June 30, 2011 and 2010 was $5.8 million, respectively, and $4.7 million for the year ended June 30, 2009. The increase of $1.1 million for fiscal year 2010 is primarily due to higher RV write-offs.

Mortgage banking income was $4.7 million compared to $1.7 million and $1.4 million for the years ended June 30, 2011, 2010, and 2009. The increase was a result of higher loan originations for sale of $216.9 million compared to $114.9 and $83.7 million for the years ended June 30, 2011, 2010, and 2009, respectively. Net gains on sales of securities decreased $10.6 million as fewer securities were sold during the year, as a result, non interest income declined to $8.0 million from $8.3 million.

Non interest expense for the years ended June 30, 2011 was $26.5 million compared to $17.3 million and $12.9 for the year ended June 30, 2009, respectively. The increase was primarily due to additional staffing, which rose to 173 full-time equivalents compared to 90 and 57 at June 30, 2011, 2010, and 2009, respectively.

Total assets were $1,940.1 million at June 30, 2011 compared to $1,421.1 million at June 30, 2010 and $1,302.2 million at June 30, 2009. Assets grew $519.0 million or 36.52% during the last fiscal year primarily due to an increase in the origination of single family and multifamily mortgage loans. These loans were funded with growth in deposits. Assets grew $118.9 million or 9.1% during fiscal 2010 primarily due to the purchase of mortgage-backed securities and mortgage loan pools. These investments were funded with growth in deposits.

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

Securities. Currently, we classify securities as either trading, available for sale or held to maturity. Trading securities are those securities for which we have elected fair value accounting. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available for sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair values by utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. To determine the performance of the underlying mortgage loan pools, we consider where appropriate borrower prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. We input for each security our projections of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. To determine the discount rates used to compute the present value of the expected cash flows for these non-agency MBS securities, we separate the securities by the borrower characteristics in the underlying pool. For example, non-agency RMBS “Prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). Separate discount rates are calculated for Prime, Alt-A and Pay-option ARM non-agency MBS securities using market-participant assumptions for risk, capital and return on equity.

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

For non-agency RMBS we determine the cash flow expected to be collected and calculate the present value for purposes of testing for other-than-temporary impairment, by utilizing the same industry-standard tool and the same cash flows as those calculated for fair values (discussed above). We compute cash flows based upon the underlying mortgage loan pools and our estimates of prepayments, defaults, and loss severities. We input our projections for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are different from those used to calculate fair value and are either the implicit rate calculated in each of our securities at acquisition or the last accounting yield (ASC Topic 325-40-35). We calculate the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. We use this discount rate in the industry-standard model to calculate the present value of the cash flows for purposes of measuring the credit component of an other-than-temporary impairment of our debt securities.

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

The allowance for loan loss includes specific and general reserves. Specific reserves are provided for impaired loans considered TDRs. All other impaired loans are written down through charge-offs to their realizable value and no specific or general reserve is provided. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.

A general reserve is included in the allowance for loan loss and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates and applies the average historic rates to the outstanding loan balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors.

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

	For the Fiscal Years Ended June 30,
	2011			2010			2009

(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans2, [3]	$1,013,645	$60,508	5.97%	$670,013	$43,697	6.52%	$635,780	$41,782	6.57%
Federal funds sold	8,407	11	0.13%	23,529	31	0.13%	4,008	34	0.85%
Interest-earning deposits in other financial institutions	384	—	0.00%	232	—	0.00%	442	15	3.39%
Mortgage-backed and other investment securities[4]	556,518	32,353	5.81%	609,697	41,780	6.85%	535,918	35,753	6.67%
Stock of the FHLB, at cost	16,845	63	0.37%	18,756	64	0.34%	19,036	194	1.02%
Total interest-earning assets	1,595,799	92,935	5.82%	1,322,227	85,572	6.47%	1,195,184	77,778	6.51%
Noninterest-earning assets	38,741			30,133			24,930
Total assets	$1,634,540			$1,352,360			$1,220,114
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$344,964	$3,015	0.87%	$447,305	$6,374	1.42%	$186,309	$4,583	2.46%
Time deposits	776,638	19,261	2.48%	413,999	14,880	3.59%	433,410	19,400	4.48%
Securities sold under agreements to repurchase	130,000	5,736	4.41%	130,000	5,726	4.40%	130,000	5,677	4.37%
Advances from the FHLB	226,005	6,263	2.77%	199,288	7,725	3.88%	333,327	11,385	3.42%
Other borrowings	5,167	147	2.84%	44,141	248	0.56%	43,679	374	0.86%
Total interest-bearing liabilities	1,482,774	34,422	2.32%	1,234,733	34,953	2.83%	1,126,725	41,419	3.68%
Noninterest-bearing demand deposits	5,813			5,533			4,170
Other noninterest-bearing liabilities	7,230			6,362			6,014
Stockholders’ equity	138,723			105,732			83,205
Total liabilities and stockholders’ equity	$1,634,540			$1,352,360			$1,220,114
Net interest income		$58,513			$50,619			$36,359
Interest rate spread[5]			3.50%			3.64%			2.83%
Net interest margin[6]			3.67%			3.83%			3.04%

[1]	Average balances are obtained from daily data.
[2]	Loans include loans held for sale, loan premiums and unearned fees.
[3]	Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant.
[4]	Includes $5.5 million of investment securities which are taxed at a reduced rate.
[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
[6]	Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS

Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our assets and increases in our net interest margin. Our net interest income is reduced by our estimate of loss provisions for our impaired loans. We also earn non-interest income primarily from mortgage banking activities, prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 90 full time employees at June 30, 2010 to 173 full time equivalent employees at June 30, 2011. We are subject to federal and state income taxes, and our effective tax rates were 39.78%, 41.11% and 40.72% for the fiscal years ended June 30, 2011, 2010, and 2009, respectively. Other factors that affect our results of operations include expenses relating to occupancy, data processing and other miscellaneous expenses.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2011 AND JUNE 30, 2010

Net Interest Income. Net interest income totaled $58.5 million for the fiscal year ended June 30, 2011 compared to $50.6 million for the fiscal year ended June 30, 2010. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010:

	Fiscal Year Ended June 30, 2011 vs. 2010 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$22,405	$(3,685)	$(1,909)	$16,811
Federal funds sold	(20)	—	—	(20)
Interest-earning deposits in other financial institutions	—	—	—	—
Mortgage-backed and other investment securities	(3,643)	(6,341)	557	(9,427)
Stock of the FHLB, at cost	(6)	6	(1)	(1)
	$18,736	$(10,020)	$(1,353)	$7,363
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$(1,455)	$(2,460)	$556	$(3,359)
Time deposits	13,019	(4,595)	(4,043)	4,381
Securities sold under agreements to repurchase	—	13	(3)	10
Advances from the FHLB	1,037	(2,212)	(287)	(1,462)
Other borrowings	(218)	1,006	(889)	(101)
	$12,383	$(8,248)	$(4,666)	$(531)

Interest Income. Interest income for the fiscal year ended June 30, 2011 totaled $92.9 million, an increase of $7.3 million, or 8.5%, compared to $85.6 million in interest income for the fiscal year ended June 30, 2010 primarily due to interest-earning asset growth. Average interest-earning assets for the fiscal year ended June 30, 2011 increased by $273.6 million compared to the fiscal year ended June 30, 2010 due to the origination of multifamily and single family loans which increased $343.6 million during the year ended

June 30, 2011 compared to 2010. For the fiscal year ended June 30, 2011, the growth in average balances contributed additional interest income of $18.7 million, which was offset by the decrease in average rate which resulted in a net $10.0 million decrease in interest income. The average yield earned on our interest-earning assets decreased to 5.82% for the fiscal year ended June 30, 2011, down from 6.47% for the same period in 2010.

Interest Expense. Interest expense totaled $34.4 million for the fiscal year ended June 30, 2011; a decrease of $0.6 million, compared to $35.0 million in interest expense during the fiscal year ended June 30, 2010. Average interest-bearing liabilities for the fiscal year ended June 30, 2011 increased $248.0 million compared to the same period in 2010, due to increased time deposits and higher loan balances from increased lending activities. The average interest-bearing balances of advances from the FHLB increased $26.7 million as we primarily funded our asset growth with customer deposits, where our interest rate exposure is controlled and minimal. The average rate paid on all of our interest-bearing liabilities decreased to 2.32% for the fiscal year ended June 30, 2011 from 2.83% for the fiscal year ended June 30, 2010. The maturity of higher-rate term deposits and the focused growth in time deposits caused the average term deposit rates to decrease to 2.48% in fiscal 2011 from 3.59% in fiscal 2010. These rate changes in fiscal 2011 were accompanied by a decrease in the weighted average rate paid on interest-bearing demand and savings accounts, which decreased to 0.87% from 1.42% as a result of declines in market interest rates which also caused our average time deposit rates to decrease by 111 basis points between fiscal 2011 and 2010. During fiscal 2011, we continued to benefit from the low U.S. Treasury interest rates, which reduced our interest rates on deposits and borrowings.

Provision for Loan Losses. Provision for loan losses was $5.8 million for the fiscal year ended June 30, 2011 and $5.8 million for fiscal 2010. The provisions are made to maintain our allowance for loan losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.

See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.

Non-interest Income. The following table sets forth information regarding our non-interest income for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in Thousands)	2011	2010
Realized gain (loss) on securities:
Sale of mortgage-backed securities	$2,420	$13,037
Total realized gain on securities	2,420	13,037
Unrealized loss on securities:
Total impairment losses	(5,942)	(6,910)
Loss recognized in other comprehensive loss	4,401	872
Net impairment loss recognized in earnings	(1,541)	(6,038)
Fair value loss on trading securities	651	(1,039)
Total unrealized loss on securities	(890)	(7,077)
Prepayment penalty fee income	1,073	122
Mortgage banking income	4,731	1,694
Banking service fees and other income	659	540
Total non-interest income	$7,993	$8,316

Non-interest income totaled $8.0 million for the fiscal year ended June 30, 2011 compared to non-interest income of $8.3 million for fiscal 2010. Realized gains on securities decreased by $10.6 million in fiscal 2011 mainly from the slower selling of mortgage backed securities compared to fiscal 2010. The decrease of $6.2 million in unrealized loss on securities in fiscal 2011 was primarily the result of a decrease of $4.5 million in net Other-Than-Temporary

Impairment (OTTI) loss offset by a fair value improvement of $1.7 million on collateralized debt obligations (CDO’s). Other activity included in total non-interest income is the increase in mortgage banking income in fiscal 2011 over fiscal 2010 of $3.0 million or 179.3%, due to our increased focus on originating single family loans for sale. Increased prepayment penalty income of $1.0 million in fiscal 2011 was generally the result of specialty consumer loans.

Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2011	2010
Salaries, employee benefits and stock-based compensation	$14,524	$7,371
Professional services	2,108	1,519
Occupancy and equipment	834	419
Data processing and internet	983	891
Advertising and promotional	1,025	444
Depreciation and amortization	618	235
Real estate owned and repossessed vehicles	1,554	2,661
FDIC and OTS regulatory fees	2,017	1,562
Other general and administrative	2,871	2,181
Total noninterest expenses	$26,534	$17,283

Non-interest expense totaled $26.5 million for the fiscal year ended June 30, 2011, an increase of $9.3 million compared to fiscal 2010. Salaries, employee benefits and stock-based compensation increased $7.2 million in fiscal 2011 due to increased staffing. We grew to 173 employees at June 30,

2011, up from 90 at the end of fiscal 2010, primarily due to growth in our lending businesses.

Professional services, which include accounting and legal fees, increased $0.6 million in fiscal 2011 compared to 2010. The increase in professional services was primarily due to contract underwriters, legal fees on loan collection and foreclosure matters.

Advertising and promotion expense increased $0.6 million, primarily due to increased reliance on third party efforts connected to the single family mortgages and an increase in multifamily advertising. FDIC and OTS regulatory fees increased by $0.5 million in fiscal 2011, primarily due to the growth in deposits. Real estate owned, repossessed RV losses and collection expenses decreased by $1.1 million due to the management and disposition of loan collateral. Other general and administrative costs increased $0.7 million in fiscal 2011 relative to the increase in deposit and loan activity as well as the number of staff.

Income Tax Expense. Income tax expense was $13.6 million for the fiscal year ended June 30, 2011 compared to $14.8 million for fiscal 2010. Our effective tax rates were 39.78% and 41.11% for the fiscal year ended June 30, 2011 and 2010, respectively.

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

Interest Income. Interest income for the fiscal year ended June 30, 2010 totaled $85.6 million, an increase of $7.8 million, or 10.0%, compared to $77.8 million in interest income for the fiscal year ended June 30, 2009 primarily due to interest-earning asset growth. Average interest-earning assets for the fiscal year ended June 30, 2010 increased by $127.0 million compared to the fiscal year ended June 30, 2009 due to the purchase of mortgage-backed and investment securities which increased an average of $73.8 million during the fiscal year ended June 30, 2010 compared to fiscal 2009. Also increasing by $34.2 million was the average balance of the loan portfolio, primarily the result of our purchase of pools of multifamily and single family loans. For the fiscal year ended June 30, 2010, the growth in average balances contributed additional interest income of $7.3 million, and the average rate increase resulted in a net $0.5 million increase in interest income. The average yield earned on our interest-earning assets decreased to 6.47% for the fiscal year ended June 30, 2010, down slightly from 6.51% for the same period in 2009.

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

Non-interest income totaled $8.3 million for the fiscal year ended June 30, 2010 compared to a loss of $6.7 million for the same period in 2009. Realized gains on securities increased by $18.1 million in fiscal 2010 mainly from the sale of mortgage backed securities. Additionally, in fiscal 2009 we realized a one-time loss of $7.9 million from the sale of our Fannie Mae preferred stock. The increase of $3.6 million in unrealized loss on securities in fiscal 2010 was the result of a increase of $4.6 million in net Other-Than-Temporary Impairment (OTTI) loss offset by a lower fair value adjustment of $1.0 million on collateralized debt obligations (CDO’s). Other activity included in total non-interest income is the increase in mortgage banking income of $313,000 due to our increased focus on originating single family loans for sale. Increased prepayment penalty income of $58,000 in fiscal 2010 was generally the result of the increase in volume of multifamily loans that refinanced.

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

Non-interest expense or operating expenses totaled $17.3 million for the fiscal year ended June 30, 2010, an increase of $4.4 million compared to fiscal 2009. The increase in operating expense for the fiscal 2010 was 45.4% attributable to the growth in cost associated with managing and selling real estate owned and repossessed vehicles and was 40.8% attributable to growth in staffing, primarily loan production groups.

Salaries, employee benefits and stock-based compensation increased $1.8 million in fiscal 2010 generally due to increased staff. We grew to 90 employees at June 30, 2010, up from 57 at the end of fiscal 2009 due to growth in our lending businesses. Multifamily and single-family lending added 15 employees, primarily direct sales employees, during fiscal 2010.

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

Real estate owned, repossessed RV losses and collection expenses increased by $2.0 million due increased foreclosures and repossession activity. The increase includes maintenance, repairs, property taxes and management fees for other real estate owned as well as any additional write-downs to facilitate sales.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2011 AND JUNE 30, 2010

Total assets increased by $519.0 million, or 36.5%, to $1,940.1 million at June 30, 2011 from $1,421.1 million at June 30, 2010. The loan portfolio increased a net $550.2 million, primarily from loan originations of $608.9 million and loan pool purchases of $124.8 million, less repayments of $163.3 million. Investment securities decreased by $46.3 million, primarily due to $323.6 million in maturities, calls and principal repayments and $16.5 million in sales, partially offset by $284.0 million in purchases. Total liabilities increased by $501.0 million, or 38.8%, to $1,792.3 million at June 30, 2011 from $1,291.3 million at June 30, 2010. The increase in total liabilities resulted primarily from the growth in time deposits of $447.3 million and an increase in short-term borrowings from the FHLB of $122.0 million.

Stockholders’ equity increased by $18.0 million, or 13.9%, to $147.8 million at June 30, 2011 from $129.8 million at June 30, 2010. The increase was primarily the result of $20.6 million in net income, stock compensation items of $2.7 million partially offset by a decrease in comprehensive income of $5.0 million.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSS

Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following:

	June 30,
(Dollars in thousands)	2011	2010	2009	2008	2007
Nonperforming assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$6,586	$5,841	$1,502	$1,793	$221
Home equity loans	157	87	9	—	—
Multifamily	2,744	4,675	1,171	—	—
Commercial	—	—	—	2,358	—
Total nonaccrual loans secured by real estate	9,487	10,603	2,682	4,151	221
RV / Auto	125	1,084	158	—	7
Other	—	16	—	—	—
Total nonperforming loans	9,612	11,703	2,840	4,151	228
Foreclosed real estate	7,678	2,354	5,334	219	—
Repossessed—vehicles	1,926	347	317	262	—
Total nonperforming assets	$19,216	$14,404	$8,491	$4,632	$228
Total nonperforming loans as a percentage of total loans	0.72%	1.48%	0.45%	0.66%	0.05%
Total nonperforming assets as a percentage of total assets	0.99%	1.01%	0.65%	0.39%	0.02%

Our nonperforming assets increased $4.8 million to $19.2 million or 0.99% of assets at June 30, 2011 compared to $14.4 million or 1.01% of assets at June 30, 2010. The increase in nonperforming assets during fiscal 2011 was composed of a decrease in nonperforming loans of $2.1 million, offset by an increase in foreclosed real estate and repossessed vehicles of $6.9 million.

The decrease in nonperforming loans as a percent of total loans is the result of improved credit quality of the Bank’s loan originations and through the liquidation of the Bank’s backlog of delinquent loans through REO sales or short sales. Approximately 12.44% of our non-performing loans at June 30, 2011 were considered TDRs, compared to 26.60% at June 30, 2010. Borrowers making timely payments after a troubled debt restructuring are considered nonperforming for at least six months. Generally, after six months of timely payments, troubled debt restructured loans are reclassified from the nonperforming loan category to performing and any previously deferred interest income is recognized. Approximately 68.5% of the Bank’s nonperforming loans are single family first mortgages already written down in aggregate to 58.6% of the original appraisal value of the underlying properties. Generally, these loans have experienced longer delays completing the foreclosure process due to the deficient servicing practices of one of our seller servicers. We are considering legal options to acquire the servicing in an effort to accelerate the resolution of these loans and to reduce non-performing loan levels.

At June 30, 2011 our $6.6 million in single family nonperforming loans represented 22 loans in 12 states ranging in amounts from $26,000 to $796,000. At June 30, 2010 our $5.8 million in single family nonperforming loans represented 21 loans in ten states ranging in amounts from $35,000 to $630,000. The Bank has already taken impairment charge-offs of $1.06 million (included in 2011 and 2010 charge-offs) on the nonperforming single family loans at June 30, 2011. At June 30, 2011 the $2.7 million of nonperforming multifamily loans represents six loans in five states, with impairment charge-offs taken in the amount of $142,684. The nonperforming home equity amount of $157,000 represents seven loans at June 30, 2011.

Foreclosed real estate of $7.7 million at June 30, 2011 represents five single family homes and four multifamily properties. At June 30, 2010, foreclosed real estate of $2.4 million represented seven single family homes, one multifamily property and one commercial property. All foreclosed real estate is shown at the lower of cost or fair value. The $125,000 in nonperforming RV/automobile loans represents four RVs ranging in amounts from $12,930 to $53,007 at June 30, 2011. Repossessed vehicles of $1.9 million includes 75 RVs with fair values ranging in amounts from $1,000 to $213,000 at June 30, 2011, compared to $347,000 representing ten loans ranging in amounts from $5,000 to $127,000 at June 30, 2010.

Impaired loans are generally adjusted through charge-offs against the allowance for loan loss, for the year ended

June 30, 2011 and 2010, an additional allowance of $30,000 and $9,000 was allocated for non-performing loans in the allowance for loan loss.

In addition to the loans disclosed above, at June 30, 2011, we had $1.2 million of potential problem loans with doubts as to the ability of the borrowers to comply with present loan repayment terms.

Declines in residential housing values and increases in unemployment experienced over the last three years have begun to stabilize, although whether such stabilization is merely temporary cannot be foreseen. We have experienced growth in our nonperforming loans over the last three years, however, we believe that the write-downs taken as of June 30, 2011 on our non-performing loans and the low average LTVs on the balance of our real estate loans in our portfolio make our future risk of loss better than other banks with significant exposure to real estate loans. If average nationwide residential housing values continue to decline or if nationwide unemployment continues to increase, we are likely to experience growth in the level of our nonperforming loans and foreclosed and repossessed vehicles in future periods.

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

The allowance for loan loss includes specific and general reserves. Specific reserves are provided for impaired loans considered TDRs. All other impaired loans are written down through charge-offs to their realizable value and no specific or general reserve is provided. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.

A general reserve is included in the allowance for loan loss and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates and applies the average historic rates to the outstanding loan balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors.

The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

The Company provides general loan loss reserves for its RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at June 30, 2011 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company has $27,875,000 of RV and auto loan balances subject to general reserves as follows: greater than or equal to 770: $6,777,000; 715 – 769: $8,929,000; 700 – 714: $2,181,000; 660 – 699: $5,332,000 and less than 660: $4,656,000.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the origination date LTV. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying the applicable loss rate. At June 30, 2011, the LTV groupings for each significant mortgage class were as follows:

The Company had $511,513,000 of single family mortgage portfolio loan balances subject to general reserves as follows: less than or equal to 60%: $349,579,000; 61% – 70%: $119,341,000; 71% – 80%: $39,959,000; and greater than 80%: $2,634,000.

The Company had $644,308,000 of multifamily mortgage portfolio loan balances subject to general reserves as follows: less than or equal to 55%: $294,667,000; 56% – 65%: $208,238,000; 66% – 75%: $117,606,000; 76% – 80%: $19,662,000 and greater than 80%: $4,135,000.

During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that multifamily loans originated by the Bank require lower estimated loss rates.

The Company had $36,237,000 of commercial real estate loan balances subject to general reserves as follows: less than or equal to 50%: $20,626,000; 51% – 60%: $10,124,000; 61% – 70%: $4,566,000; and 71% – 80%: $921,000.

We believe the weighted average LTV percentage at June 30, 2011 of 53.79% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and is expected to continue to result in the future, in lower average mortgage loan charge-offs when compared to many other comparable banks.

The following table sets forth the changes in our allowance for loan losses, by portfolio class, from July 1, 2006 through June 30, 2011:

(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	RV / Auto	Other	Total	Total Allowance as a % of Total Loans
Balance at July 1, 2005	$143	$—	$1,215	$57	$—	$—	$1,415	0.29%
Provision (benefit) for loan losses	81	1	(19)	(3)	—	—	60
Balance at June 30, 2006	224	1	1,196	54	—	—	1,475	0.28%
Provision (benefit) for loan losses	32	65	(346)	(5)	223	6	(25)
Balance at June 30, 2007	256	66	850	49	223	6	1,450	0.28%
Provision (benefit) for loan losses	777	120	393	156	772	8	2,226
Charge-offs, net	(428)	—	(100)	—	(432)	(6)	(966)
Balance at June 30, 2008	605	186	1,143	205	563	8	2,710	0.43%
Provision (benefit) for loan losses	1,172	296	687	(26)	2,575	26	4,730
Charge-offs, net	(664)	(202)	(150)	—	(1,663)	(7)	(2,686)
Balance at June 30, 2009	1,113	280	1,680	179	1,475	27	4,754	0.76%
Provision (benefit) for loan losses	1,868	146	717	34	3,002	8	5,775
Charge-offs, net	(1,260)	(221)	(537)	—	(2,618)	—	(4,636)
Balance at June 30, 2010	1,721	205	1,860	213	1,859	35	5,893	0.75%
Provision (benefit) for loan losses	1,688	40	1,179	(46)	2,897	42	5,800
Charge-offs, net	(1,132)	(87)	(713)	—	(2,315)	(27)	(4,274)
Balance at June 30, 2011	$2,277	$158	$2,326	$167	$2,441	$50	$7,419	0.56%

At June 30, 2011, the entire allowance for loan loss for each portfolio class was calculated as a contingent impairment (ASC 450, Contingencies for Gain and Loss). When specific loan impairment analysis is performed under ASC 310-10, the impairment is either recorded as a charge-off to the loan loss allowance or, if such loan is a TDR, the impairment is recorded as a specific loan loss allowance.

The following table sets forth our allowance for loan losses allocated by portfolio class at each of the dates indicated:

	At June 30,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
Single family	$2,277	30.69%	$1,721	29.20%	$1,113	23.41%	$605	22.32%	$256	17.66%
Home equity	158	2.13%	205	3.48%	280	5.89%	186	6.86%	66	4.55%
Multifamily	2,326	31.35%	1,860	31.56%	1,680	35.34%	1,143	42.19%	850	58.62%
Commercial real estate and land	167	2.25%	213	3.62%	179	3.76%	205	7.56%	49	3.38%
Consumer—RV	2,441	32.90%	1,859	31.55%	1,475	31.03%	563	20.77%	223	15.38%
Other	50	0.68%	35	0.59%	27	0.57%	8	0.30%	6	0.41%
Total	$7,419	100.00%	$5,893	100.00%	$4,754	100.00%	$2,710	100.00%	$1,450	100.00%

Our Bank’s allowance for loan loss increased $1.5 million or 25.4% from June 30, 2010 to June 30, 2011. As a percent of the outstanding loan balance our Bank’s loan loss allowance was 0.56% at June 30, 2011 and 0.75% at June 30, 2010. Provisions for loan loss were $5.8 million for fiscal 2011 and fiscal 2010, respectively. The Bank’s loan loss provisions for fiscal 2011 compared to 2010 were favorably impacted by lower charge-offs and unfavorably impacted by loan portfolio growth resulting in no significant change.

Charge-offs for fiscal 2011 for the RV portfolio and for the single family portfolio decreased $0.3 million and $0.1 million, respectively. The Bank stopped making RV loans in January 2009 and the balance of outstanding RV loans declined $9.4 million, or 30.9% during this fiscal year. As a result of the management and disposition of collateral the RV/Auto loan loss allowance as percent of outstanding loan balance increased from 4.67% at June 30, 2010 to 8.03% at June 30, 2011.

Between June 30, 2010 and 2011, the Bank’s total allowance for loan loss as a percent of the loan portfolio decreased due changes in the portfolio mix and that the majority of the Bank’s loss experience has come from our RV portfolio, which declined from 5.0% of total loans at June 30, 2010 to 2.3% at June 30, 2011. The decrease in the RV loan balance as a percent of the total loan portfolio caused the overall allowance percent to decline. In addition, appraised valuations on newly originated loans in fiscal 2011 already reflect significant price declines in all regions when compared to the valuation high points over the last three years which we believe make the recently added LTVs more conservative.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans,

sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have three credit agreements. Bank of Internet can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2011, we had a total borrowing availability of approximately $695.6 million, of which $305.0 million was outstanding with $139.7 million available immediately and $250.9 million available with additional collateral. The Bank can also borrow from the discount window at the FRB. FRB borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2011, we had a total borrowing capacity of approximately $112.5 million, all of which was available for use. At June 30, 2011, we also had $20.0 million in unsecured fed funds purchase lines with two major banks under which $2.5 million in borrowings were outstanding.

In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 2.66% at June 30, 2011, with interest paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.

In November 2009, we filed a shelf registration with the SEC which allows us to raise capital up to $125.0 million through the sale of debt securities, common or preferred stock and warrants. In April 2010, we issued 1.2 million shares of common stock under the shelf registration for net proceeds of $15.1 million.

Contractual Obligations. At June 30, 2011, we had commitments to originate loans with an aggregate outstanding principal balance of $64.8 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $54.3 million, and no commitments to purchase loans or investment securities. Time deposits due within one year of June 30, 2011 totaled $568.8 million. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt and operating leases as of June 30, 2011 by payment date:

		Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1]	$1,478,184	$721,414	$406,685	$165,201	$184,884
Operating lease obligations[2]	1,127	841	286	—	—
Total	$1,479,311	$722,255	$406,971	$165,201	$184,884

1	Long-term debt includes time deposits, advances from the FHLB and borrowings under repurchase agreements. The payment amount represents principal and interest due to recipient.
2	Payments are for the lease of real property.

Capital Requirements. Bank of Internet is subject to various regulatory capital requirements set by the federal banking agencies. Failure by our bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our bank must meet specific capital guidelines that involve quantitative measures of our bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. Our federal regulators require our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2011, our bank met all the capital adequacy requirements to which it was subject.

At June 30, 2011, our bank was “well capitalized” under the regulatory framework for prompt corrective action. To be well capitalized, our bank must maintain minimum leverage, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred between that date and the date of this annual report on form 10-K that management believes would change the bank’s capital levels. To maintain its status as a well capitalized financial institution under applicable regulations and to support additional growth, we will need to raise additional capital to support our bank’s further growth and to maintain its well capitalized status.

Bank of Internet’s capital amounts, ratios and requirements at June 30, 2011 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital:
Amount and ratio to adjusted tangible assets	$155,327	7.99%	$77,757	4.00%	$97,197	5.00%
Tier 1 capital:
Amount and ratio to risk-weighted assets	$155,327	12.41%	N/A	N/A	$75,084	6.00%
Total capital:
Amount and ratio to risk-weighted assets	$162,746	13.01%	$100,112	8.00%	$125,141	10.00%
Tangible capital:
Amount and ratio to tangible assets	$155,327	7.99%	$29,159	1.50%	N/A	N/A

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

We are exposed to different types of interest rate risk. These risks include lag, repricing, basis, prepayment and lifetime cap risk, each of which is described in further detail below:

Lag/Repricing Risk. Lag risk results from the inherent timing difference between the repricing of our adjustable rate assets and our liabilities. Repricing risk is caused by the mismatch of repricing methods between interest-earning assets and interest-bearing liabilities. Lag/repricing risk can produce short-term volatility in our net interest income during periods of interest rate movements even though the effect of this lag generally balances out over time. One example of lag risk is the repricing of assets indexed to the monthly treasury average, or the MTA. The MTA index is based on a moving average of rates outstanding during the previous 12 months. A sharp movement in interest rates in a month will not be fully reflected in the index for 12 months resulting in a lag in the repricing of our loans and securities based on this index. We expect more of our interest-earning liabilities will mature or reprice within one year than will our interest-bearing assets, resulting in a one year negative interest rate sensitivity gap (the difference between our interest rate sensitive assets maturing or repricing within one year and our interest rate sensitive liabilities maturing or repricing within one year, expressed as a percentage of total interest-earning assets). In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in its yield on assets relative to its cost on liabilities, and thus an increase in its net interest income.

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

Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate single family loans at June 30, 2011 had lifetime rate caps that were 632 basis points greater than the note rates at June 30, 2010. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.

The principal objective of our asset/liability management is to manage the sensitivity of Market Value of Equity (MVE) to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by our board of directors. Our board of directors has delegated the responsibility to oversee the administration of these policies to the asset/liability committee, or “ALCO”. The interest rate risk strategy currently deployed by ALCO is to primarily use “natural” balance sheet hedging. ALCO fine tunes the overall MVE sensitivity by recommending investment and borrowing strategies. The management team then executes the recommended strategy by increasing or decreasing the duration of the investments and borrowings, resulting in the appropriate level of market risk the board wants to maintain. Other examples of ALCO policies designed to reduce our interest rate risk include limiting the premiums paid to purchase mortgage loans or mortgage-backed securities. This policy addresses mortgage prepayment risk by capping the yield loss from an unexpected high level of mortgage loan prepayments. At least once a quarter, ALCO members report to our board of directors the status of our interest rate risk profile.

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

The following table sets forth the interest rate sensitivity of our assets and liabilities at June 30, 2011:

	Term to Repricing, Repayment, or Maturity at June 30, 2011
(Dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$9,052	$—	$—	$9,052
Interest-earning deposits in other financial institutions	—	—	—	—
Mortgage-backed and other investment securities[1]	304,595	45,111	171,644	521,350
Stock of the FHLB, at cost	15,463	—	—	15,463
Loans, net of allowance for loan loss[2]	370,711	505,035	449,355	1,325,101
Loans held for sale	20,110	—	—	20,110
Total interest-earning assets	719,931	550,146	620,999	1,891,076
Noninterest-earning assets	—	—	—	49,011
Total assets	$719,931	$550,146	$620,999	$1,940,087
Interest-bearing liabilities:
Interest-bearing deposits[3]	$914,004	$321,820	$97,132	$1,332,956
Securities sold under agreements to repurchase[4]	10,000	85,000	35,000	130,000
Advances from the FHLB	138,000	127,000	40,000	305,000
Other borrowings	7,655	—	—	7,655
Total interest-bearing liabilities	1,069,659	533,820	172,132	1,775,611
Other noninterest-bearing liabilities	—	—	—	16,710
Stockholders’ equity	—	—	—	147,766
Total liabilities and equity	$1,069,659	$533,820	$172,132	$1,940,087
Net interest rate sensitivity gap	$(349,728)	$16,326	$448,867	$115,465
Cumulative gap	$(349,728)	$(333,402)	$115,465	$115,465
Net interest rate sensitivity gap—as a % of interest-earning assets	-48.58%	2.97%	72.28%	6.11%
Cumulative gap—as a % of cumulative interest-earning assets	-48.58%	-26.25%	6.11%	6.11%

1	Comprised of U.S. government securities and mortgage-backed securities which are classified as held to maturity and available for sale. The table reflects contractual repricing dates.
2	The table reflects either contractual repricing dates, or maturities.
3	The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.
4	Securities sold under agreements to repurchase reflect contractual maturities. Under terms of the agreements, repayment and repricing of repurchase may be accelerated if market rates rise.

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

Our net interest margin for the fiscal year ended June 30, 2011 decreased to 3.67% compared to 3.83% for the year ended June 30, 2010. During the fiscal year ended June 30, 2011, interest income earned on loans and on mortgage backed securities was influenced by the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by a sharp decline in the Fed Funds rate.

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as Market Value of Equity (MVE). We analyze the MVE sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of MVE to the interest rate movement described above at June 30, 2011:

(dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$117,765	-31.80%	6.36%
Up 200 basis points	141,927	-17.80%	7.47%
Up 100 basis points	160,935	-6.80%	8.27%
Base	172,625	0.00%	8.69%
Down 100 basis points	176,777	2.40%	8.74%

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

We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in the markets in which we operate. The capital and credit markets have been experiencing volatility and disruption for approximately four years. The risks associated with our business become more acute in periods of a slowing economy or slow growth. The continuing negative events in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted, and will likely continue to result, in poor performance of mortgage and construction loans and in significant asset write-downs by many financial institutions. This has caused, and will likely continue to cause, many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection. Bank failures and liquidations or sales by the FDIC as receiver have also increased. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

The current government regulatory framework that governs the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund administered by the FDIC and our clients and depositors rather than our shareholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, determination of the level of our allowance for loan losses, and maintenance of adequate capital levels. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law and, given the recent financial crisis in the United States, the trend has been toward increased and more active oversight by regulators. In the wake of deteriorating market conditions over the last several quarters, the FDIC’s authority to investigate banks was significantly expanded pursuant to an agreement among various federal financial institution regulators. Under the terms of this new agreement, the FDIC will have unlimited authority to make a special examination of any insured depository institution as necessary to determine the condition of such depository institution for insurance purposes. Accordingly, we expect an active supervisory and regulatory environment to continue. We cannot predict the extent or nature of changes in legislation, regulation or policy, especially as they may react to deteriorating economic and industry conditions and to changes occasioned by the transfer of primary supervisory authority over the Bank and BofI from solely the OTS to the OCC and the Fed Board, respectively. Such changes could affect the way we conduct our business, which could adversely impact our operations and earnings. For a more complete discussion of the current regulation and supervision of BofI and the Bank in general, see “REGULATION” above.

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

Increases in FDIC assessments would have an adverse impact on our financial condition and results of operations.

Since the financial crisis began several years ago, the FDIC has incurred significant costs in resolving numerous bank failures, resulting in the depletion of the FDIC’s deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased, and may increase in the future, assessment rates of insured institutions, including the Bank. Deposits placed at U.S. banks are insured by the FDIC, subject to limits and conditions of applicable law and the FDIC’s regulations. Pursuant to the Dodd-Frank Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Dodd-Frank Act also provides for unlimited FDIC insurance coverage for non-interest bearing demand deposit accounts for a two year period beginning on December 31, 2010 and ending on January 1, 2013. The FDIC administers the deposit insurance fund, and all insured depository institutions are required to pay to the FDIC assessments that fund the deposit insurance fund. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured depository institution’s domestic deposits to its total assets minus average tangible equity. On February 7, 2011 the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Dodd-Frank Act, which became effective April 1, 2011. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments. Our FDIC assessment for fiscal the fiscal years ended June 30, 2011, 2010 and 2009 was $1.7 million, $1.3 million and $0.8 million, respectively. We are not able to directly control the basis or the amount of FDIC assessments that we are required to pay to fund the deposit insurance fund or for other fees or assessment obligations imposed on financial institutions. Any future increases in required assessments or other bank industry fees would have an adverse impact on our financial condition and results of operations.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

Congress and the U.S. Department of the Treasury have adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market that commenced approximately four years ago, including the passage and implementation of the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Dodd-Frank Act.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit, address practices viewed as contributing to the destabilization of the financial system, and foster an economic recovery. The regulatory and legislative initiatives described above may not have their desired effects, however. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected. Moreover, it is not clear at this time what long-term impact the EESA, the TARP, the ARRA or other liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help provide long-term stability to the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us, or whether (or to what extent) we will be able to benefit from such programs. In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. For example, we could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount our borrowers are otherwise contractually required to pay under existing loan contracts. Also, we could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The Dodd-Frank Act has, among other things, eliminated the OTS, tightened capital standards, created a new Bureau of Consumer Financial Protection and resulted in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. These federal agencies are given significant discretion in drafting the implementing rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on BofI and the Bank. For example, the Dodd-Frank Act required the OTS, which was the primary federal regulator for BofI and the Bank, to be abolished as of July 21, 2011 and, as of that date, (i) the OCC, which is the primary federal regulator for national banks, became the primary federal regulator for federal thrifts such as the Bank and (ii) the Fed Board become the primary federal regulator for savings and loan holding companies such as BofI. The installation of separate federal regulators for BofI and the Bank could result in an increase in our costs of compliance with applicable regulations. In addition, Regulation Q, which prohibited the payment of interest on demand deposits, has now been eliminated, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change in the law could have an adverse impact on our interest expense.

The Dodd-Frank Act will require publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act also creates the Bureau of Consumer Financial Protection and gives it broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

Additionally, the Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict the specific impact the Dodd-Frank Act, and the yet-to-be written implementing rules and regulations (or any court decisions regarding such rules and regulations), will have on financial institutions. However, it is expected that they will increase our operating and compliance costs and could increase our interest expense.

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

Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to the European banking system, which is facing increased volatility due to the economic difficulties and declining credit worthiness of certain member nations of the European Union. We have exposure to different industries and counterparties because we execute or could execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of counterparty. Any such losses could materially and adversely affect our results of operations.

Risks Relating to Mortgage Loans and Mortgage-Backed Securities

Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.

Substantially all of the loans in our portfolio are secured by real estate. At June 30, 2011, approximately 59.1% of our mortgage portfolio was secured by real estate located in California. In recent years, there has been a significant decline in real estate values in California and the collateral for our loans has become less valuable. If real estate values continue to decrease and more of our borrowers experience financial difficulties, we will experience charge-offs at a greater level than we would otherwise experience, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. Continued decline of real estate values and the decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.

Many of our mortgage loans are unseasoned and defaults on such loans would harm our business.

At June 30, 2011, our multifamily residential loans were $647.4 million or 48.4% of our mortgage and our commercial real estate loans were $38.0 million, or 2.8% of our mortgage loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values continue to decline and nationwide unemployment continues to increase, we are likely to experience increases in the level of our nonperforming loans and foreclosed and repossessed vehicles in future periods.

Continued or increasing declines in residential home prices may adversely affect our securities portfolio and have a material adverse effect on our financial condition and results of operations.

Economic deterioration throughout 2009 and weakness in the economic recovery in 2010 was accompanied by continued stress in the housing markets, including declines in home prices. These declines in the housing market, with falling home prices and increasing foreclosures, compounded with difficulties in the economy, have, generally speaking, resulted in a significant decline in the value and marketability of mortgage-backed securities. As of June 30, 2011, our securities portfolio consisted of $470.1 million of mortgage-backed securities, which constituted approximately 24.2 % of our total assets. A protracted continuation or worsening of these difficult housing market conditions could adversely impact the ability of the issuers of the mortgage-backed securities in our securities portfolio to satisfy their respective obligations and our ability to liquidate our securities portfolio. While there were continued indications throughout the past year that the U.S. economy is stabilizing, the performance of our securities portfolio may decline in the near future, which could have a material adverse effect on our financial condition and results of operations.

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

Our held-to-maturity securities had gross unrecognized gains of $19.7 million at June 30, 2011. We analyze securities held in our portfolio for other-than-temporary impairment on a quarterly basis. The process for determining whether impairment is other than temporary requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may be required to recognize other-than-temporary impairment in future periods reducing future earnings.

A decrease in the mortgage buying activity of Fannie Mae and Freddie Mac or a failure by Fannie Mae and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.

During the last three fiscal years we have sold over $395.7 million of residential mortgage loans to the government sponsored entities Fannie Mae and Freddie Mac (each, a “GSE” and, together, the “GSEs”) and, as of June 30, 2011, approximately 26.8% of our securities portfolio consisted of RMBS issued or guaranteed by the GSEs. Each GSE is currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government is contemplating structural changes to the GSEs, including consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.

We frequently purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not always prove correct.

From time to time, we purchase real estate loans in bulk or “pools.” For the fiscal years ended June 30, 2011, 2010 and 2009, we purchased loans totaling $124.8 million, $185.8 million, and $57.4 million, respectively. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, in the past, we have purchased “pools” of loans at a premium and some of the loans were prepaid before we expected. Accordingly, we earned less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.

Acquiring loans through bulk purchases may involve acquiring loans of a type or in geographic areas where management may not have substantial prior experience. We may be exposed to a greater risk of loss to the extent that bulk purchases contain such loans.

Risks Relating to the Company

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

We may elect to seek additional capital but it may not be available when it is needed and limit our ability to execute our strategic plan. In addition, raising additional capital may dilute existing shareholders’ equity interests in the Company.

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

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or if it can be raised on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition, results of operations and prospects and any capital that we may be able to raise may have a diluting effect on the equity interests of our shareholders.

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

We have significant sources of liquidity as a result of our federal thrift structure, including consumer deposits, brokered deposits, the FHLB, repurchase lending facilities, and the FRB discount window. We rely primarily upon consumer deposits and FHLB advances. Our ability to attract deposits could be negatively impacted by a perception of our financial prospects or by increased deposit rates available at troubled institutions suffering from shortfalls in liquidity. The FHLB is subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank. Selected sources of liquidity may become unavailable to the Bank if it were to be considered no longer “well-capitalized”.

Our inability to manage our growth could harm our business.

We anticipate that our asset size and deposit base will continue to grow over time, perhaps significantly. To manage the expected growth of our operations and personnel, we will be required to, among other things: (i) improve existing and implement new transaction processing, operational and financial systems, procedures and controls; (ii) maintain effective credit scoring and underwriting guidelines; and (iii) expand our employee base and train and manage this growing employee base. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations could be adversely affected.

We face strong competition for customers and may not succeed in implementing our business strategy.

Our business strategy depends on our ability to remain competitive. There is strong competition for customers from existing banks and other types of financial institutions, including those that use the Internet as a medium for banking transactions or as an advertising platform. Our competitors include large, publicly-traded, Internet-based banks, as well as smaller Internet-based banks; “brick and mortar” banks, including those that have implemented websites to facilitate online banking; and traditional banking institutions such as thrifts, finance companies, credit unions and mortgage banks. Some of these competitors have been in business for a long time and have name recognition and an established customer base. Most of our competitors are larger and have greater financial and personnel resources. In order to compete profitably, we may need to reduce the rates we offer on loans and investments and increase the rates we offer on deposits, which actions may adversely affect our business, prospects, financial condition and results of operations.

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

We expect the rate of our revenue growth to decline and consequently anticipate downward pressure on our operating margins in the future.

We believe the rate of our revenue growth will generally decline as a result of a number of factors, including the inevitable decline in growth rates as our revenues increase to higher levels and the continued maturity of the internet-based banking market. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including increased expenditures for attracting new customers and retaining existing customers.

Our business depends on a strong brand, and failing to maintain and enhance our brand would hurt our ability to expand our customer base.

The brand identities that we have developed will significantly contribute to the success of our business. Maintaining and enhancing the “Bank of Internet” brands (including our other trade styles and trade names such as apartmentbank.com) is critical to expanding our customer base. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry for our “brick and mortar” competitors in the internet-based banking market. Our brands could be negatively impacted by a number of factors, including data privacy and security issues, service outages, and product malfunctions. If we fail to maintain and enhance our “Bank of Internet” brands, or if we incur excessive expenses in this effort, our business, financial condition and results of operations will be materially adversely affected. Maintaining and enhancing our brand will depend largely on our ability to continue to provide high-quality products and services, which we may not do successfully.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in San Diego, California, and approximately 59.1% of our mortgage loan portfolio was secured by real estate located in California at June 30, 2011. In addition, the computer systems that operate our internet websites and some of their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those affected areas. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Risks Relating to Being an Internet-Based Company

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

Privacy concerns relating to our technology could damage our reputation and deter current and potential customers from using our products and services.

Generally speaking, concerns have been expressed about whether internet-based products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information of our customers or other privacy related matters, even if unfounded, could damage our reputation and results of operations. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could potentially have an adverse effect on our business.

In addition, as nearly all of our products and services are internet-based, the amount of data we store for our customers on our servers (including personal information) has been increasing and will continue to increase. Any systems failure or compromise of our security that results in the release of our customers’ data could seriously limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we add more customers and expand the number of internet-based products and services we offer.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of customers to access our products and services, our products and services may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.

Our products and services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise and, as a result, an unauthorized party may obtain access to our data or our customers’ data. Additionally, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and, as a result, we could lose customers, which may have a material adverse effect on our business, financial condition and results of operations.

Our business depends on continued and unimpeded access to the internet by us and our customers. Internet access providers may be able to block, degrade, or charge for access to our website, which could lead to additional expenses and the loss of customers.

Our products and services depend on the ability of our customers to access the internet and our website. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have the ability to take measures that could degrade, disrupt, or increase the cost of customer access to our products and services by restricting or prohibiting the use of their infrastructure to access our website or by charging fees to us or our customers to provide allow access to our website. Such interference could result in a loss of existing customers and/or increased costs and could impair our ability to attract new customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements are filed as a part of this report beginning on page F – 1:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

¡	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

¡	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

¡	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of June 30, 2011, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2011, as stated in their report dated September 13, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” in our definitive Proxy Statement, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2011.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.

(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to

3.1	Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

3.2	By-laws	Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

4.1	Specimen Stock Certificate of the Registrant	Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

4.2	Certificate of Designation—Series A Preferred	Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

4.3	Certificate of Designation—Series B Preferred	Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on June 30, 2008.

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

10.2*	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

10.5	Office Space Lease, dated April 25, 2005, for 12777 High Bluff Drive, San Diego, California 92130 by and between DL San Diego LP, a Delaware Limited Partnership, Landlord, and Bank of Internet USA, a federal savings bank, Tenant	Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on April 28, 2005.

Exhibit Number	Description	Incorporated By Reference to

10.6	First Amendment to Lease, dated March 18, 2010, for Highlands Plaza II, located at 12777 High Bluff Drive, San Diego, California 92130, by and between Arden Realty Limited Partnership, a Maryland limited partnership, Landlord, and Bank of Internet USA, a federal savings bank, Tenant.	Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on May 6, 2010.

10.7*	Employment Agreement, dated July 1, 2003, between Bank of Internet USA and Andrew J. Micheletti, amended April 22, 2010.	Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-121329) filed by the Company on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005; amendment incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on April 28, 2010.

10.9	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

10.10*	Employment Agreement, dated October 22, 2007, between Bank of Internet USA and Gregory Garrabrants	Exhibit 99.2 to the Current Report on Form 8-K (File No. 000-51201) filed by the Company on October 23, 2007 and amended May 26, 2011.

21.1	Subsidiaries of the Registrant consist of Bank of Internet USA (federal charter) and BofI Trust I (Delaware charter)	Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney, incorporated by reference to the signature page to this report

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date: September 13, 2011	By:	/s/ Gregory Garrabrants
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 13th day of September 2011 in the capacities indicated:

Signature	Title

/s/ Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), Director
Gregory Garrabrants

/s/ Andrew J. Micheletti	Chief Financial Officer (Principal Financial and Accounting Officer)
Andrew J. Micheletti

/s/ Theodore C. Allrich	Chairman
Theodore C. Allrich

/s/ Nicholas A. Mosich	Vice Chairman
Nicholas A. Mosich

/s/ Gary Burke	Director
Gary Burke

/s/ Paul Grinberg	Director
Paul Grinberg

/s/ Jerry F. Englert	Director
Jerry F. Englert

/s/ Edward J. Ratinoff	Director
Edward J. Ratinoff

/s/ James Court	Director
James Court

/s/ James S. Argalas	Director
James Argalas

BOFI HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of BofI Holding, Inc. as of June 30, 2011 and 2010, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2011. We also have audited BofI Holding, Inc’s. internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BofI Holding, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting found in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BofI Holding, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BofI Holding, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Costa Mesa, California

September 13, 2011

BofI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30,
	2011	2010
ASSETS
Cash and due from banks	$5,820	$5,834
Federal funds sold	3,232	12,371
Total cash and cash equivalents	9,052	18,205
Securities:
Trading	5,053	4,402
Available for sale	145,671	242,430
Held to maturity (fair value $387,286 in 2011, $326,867 in 2010)	370,626	320,807
Stock of the Federal Home Loan Bank, at cost	15,463	18,148
Loans held for sale, carried at fair value at June 30, 2011	20,110	5,511
Loans—net of allowance for loan losses of $7,419 in 2011; $5,893 in 2010	1,325,101	774,899
Accrued interest receivable	6,577	5,040
Furniture, equipment and software—net	3,153	621
Deferred income tax	9,719	6,153
Cash surrender value of life insurance	5,087	4,911
Other real estate owned and reposessed vehicles	9,604	2,701
Other assets	14,871	17,253
TOTAL	$1,940,087	$1,421,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$7,369	$5,441
Interest bearing	1,332,956	962,739
Total deposits	1,340,325	968,180
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	305,000	182,999
Junior subordinated debt and other borrowings	7,655	5,155
Accrued interest payable	2,237	1,979
Accounts payable and accrued liabilities	7,104	2,960
Total liabilities	1,792,321	1,291,273
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized;
Series A—$10,000 stated value; 515 (2011) and 515 (2010) shares issued and outstanding	5,063	5,063
Common stock—$0.01 par value; 25,000,000 shares authorized; 11,151,963 shares issued and 10,436,332 shares outstanding (2011); 10,827,673 shares issued and 10,184,975 shares outstanding (2010)	112	108
Additional paid-in capital	88,343	84,605
Accumulated other comprehensive income (loss)—net of tax	(971)	4,043
Retained earnings	60,152	39,882
Treasury stock, at cost; 715,631 shares (2011) and 642,698 shares (2010)	(4,933)	(3,893)
Total stockholders’ equity	147,766	129,808
TOTAL	$1,940,087	$1,421,081

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except earnings per share)
	Year Ended June 30,
	2011	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$60,508	$43,697	$41,782
Investments	32,427	41,875	35,996
Total interest and dividend income	92,935	85,572	77,778
INTEREST EXPENSE:
Deposits	22,276	21,254	23,983
Advances from the Federal Home Loan Bank	6,263	7,725	11,385
Other borrowings	5,883	5,974	6,051
Total interest expense	34,422	34,953	41,419
Net interest income	58,513	50,619	36,359
Provision for loan losses	5,800	5,775	4,730
Net interest income, after provision for loan losses	52,713	44,844	31,629
NON-INTEREST INCOME:
Realized gain (loss) on securities:
Sale of FNMA preferred stock	—	—	(7,902)
Sale of mortgage-backed securities	2,420	13,037	2,816
Total realized gain (loss) on securities	2,420	13,037	(5,086)
Other-than-temporary loss on securities:
Total impairment losses	(5,942)	(6,910)	(13,831)
Loss recognized in other comprehensive loss	4,401	872	12,377
Net impairment loss recognized in earnings	(1,541)	(6,038)	(1,454)
Fair value gain (loss) on trading securities	651	(1,039)	(2,055)
Total unrealized loss on securities	(890)	(7,077)	(3,509)
Prepayment penalty fee income	1,073	122	64
Mortgage banking income	4,731	1,694	1,381
Banking service fees and other income	659	540	463
Total non-interest income (loss)	7,993	8,316	(6,687)
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	14,524	7,371	5,579
Professional services	2,108	1,519	1,419
Occupancy and equipment	834	419	442
Data processing and internet	983	891	796
Advertising and promotional	1,025	444	560
Depreciation and amortization	618	235	171
Real estate owned and repossessed vehicles	1,554	2,661	667
FDIC and OTS regulatory fees	2,017	1,562	1,658
Other general and administrative	2,871	2,181	1,602
Total non-interest expense	26,534	17,283	12,894
INCOME BEFORE INCOME TAXES	34,172	35,877	12,048
INCOME TAXES	13,593	14,749	4,906
NET INCOME	$20,579	$21,128	$7,142
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$20,270	$20,517	$6,452
Basic earnings per share	$1.88	$2.31	$0.78
Diluted earnings per share	$1.87	$2.22	$0.77

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands)
	Convertible Preferred Stock		Common Stock
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Comprehensive Income	Total
BALANCE—June 30, 2008	4,265	$8,813	8,627,840	(328,277)	8,299,563	$86	$60,684	$14,975	$1,017	$(2,493)		$83,082
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,142	—	—	$7,142	7,142
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	909	—	909	909
Total comprehensive income											$8,051
Cash dividends on preferred stock	—	—	—	—	—	—	—	(690)	—	—		(690)
Issuance of convertible preferred stock	1,040	1,017	—	—	—	—	—	—	—	—		1,017
Stock-based compensation expense	—	—	—	—	—	—	651	—	—	—		651
Restricted stock grants	—	—	50,300	(13,741)	36,559	1	—	—	—	(82)		(81)
Purchase of Treasury Stock	—	—	—	(276,200)	(276,200)	—	—	—	—	(982)		(982)
Cumulative effect of the adoption of SFAS 159	—	—	—	—	—	—	—	(2,062)	—	—		(2,062)
Stock option exercises and tax benefits of equity compensation	—	—	27,935	(5,089)	22,846	—	(15)	—	—	(32)		(47)
BALANCE—June 30, 2009	5,305	$9,830	8,706,075	(623,307)	8,082,768	$87	$61,320	$19,365	$1,926	$(3,589)		$88,939
Comprehensive income:
Net income	—	—	—	—	—	—	—	21,128	—	—	$21,128	21,128
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	2,117	—	2,117	2,117
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$23,245
Cash dividends on preferred stock	—	—	—	—	—	—	—	(611)	—	—		(611)
Issuance of common stock	—	—	1,226,276	—	1,226,276	12	15,082	—	—	—		15,094
Convert preferred stock to common stock	(4,790)	(4,767)	531,690	—	531,690	6	4,761	—	—	—		—
Stock-based compensation expense	—	—	—	—	—	—	866	—	—	—		866
Restricted stock grants	—	—	56,575	(17,328)	39,247	—	181	—	—	(289)		(108)
Stock option exercises and tax benefits of equity compensation	—	—	307,057	(2,063)	304,994	3	2,395	—	—	(15)		2,383
BALANCE—June 30, 2010	515	$5,063	10,827,673	(642,698)	10,184,975	$108	$84,605	$39,882	$4,043	$(3,893)		$129,808
Comprehensive income:
Net income	—	—	—	—	—	—	—	20,579	—	—	$20,579	20,579
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(5,014)	—	(5,014)	(5,014)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$15,565
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—		(309)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—		—
Stock-based compensation expense	—	—	—	—	—	—	2,153	—	—	—		2,153
Restricted stock grants	—	—	195,909	(72,933)	122,976	3	314	—	—	(1,040)		(723)
Stock option exercises and tax benefits of equity compensation	—	—	128,381	—	128,381	1	1,271	—	—	—		1,272
BALANCE—June 30, 2011	515	$5,063	11,151,963	(715,631)	10,436,332	$112	$88,343	$60,152	$(971)	$(4,933)		$147,766

See notes to consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	Year Ended June 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,579	$21,128	$7,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(16,663)	(24,062)	(13,741)
Amortization (accretion) of premiums (discounts) on loans	(3,861)	(3,840)	(1,906)
Amortization of borrowing costs	1	15	18
Stock-based compensation expense	2,153	866	651
Net (gain) loss on sale of investment securities	(2,420)	(13,037)	5,086
Valuation of financial instruments carried at fair value	(651)	1,039	2,055
Impairment charge on securities held to maturity	1,541	6,038	1,454
Provision for loan losses	5,800	5,775	4,730
Deferred income taxes	(226)	(4,367)	(1,459)
Origination of loans held for sale	(216,868)	(114,842)	(83,741)
Unrealized gain on loans held for sale	(350)	—	—
Gain on sales of loans held for sale	(4,953)	(1,694)	(1,381)
Proceeds from sale of loans held for sale	214,261	114,215	81,932
Loss on sale of other real estate and foreclosed assets	2,116	1,657	376
Depreciation and amortization of furniture, equipment and software	618	235	171
Stock dividends from the Federal Home Loan Bank	—	—	(464)
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(1,537)	828	(128)
Other assets	1,213	(3,184)	(7,917)
Accrued interest payable	258	(129)	(258)
Accounts payable and accrued liabilities	3,104	(1,641)	(2,782)
Net cash provided by (used) in operating activities	4,115	(15,000)	(10,162)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(284,034)	(223,754)	(310,559)
Proceeds from sales of mortgage-backed securities	16,523	27,118	90,195
Proceeds from repayment of securities	323,636	284,513	113,362
Purchase of stock of the Federal Home Loan Bank	(66)	—	(2,068)
Proceeds from redemption of stock of the Federal Home Loan Bank	2,751	700	3,079
Origination of loans	(608,901)	(74,702)	(33,170)
Proceeds from sales of repossessed assets	3,484	6,650	3,124
Purchases of loans, net of discounts and premiums	(124,784)	(185,812)	(57,410)
Principal repayments on loans	163,348	93,788	94,744
Purchases of furniture, equipment and software	(3,150)	(420)	(216)
Net cash used in investing activities	(511,193)	(71,919)	(98,919)

BofI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	Year Ended June 30,
	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$372,145	$319,656	$77,820
Proceeds from the Federal Home Loan Bank advances	332,000	161,000	113,000
Repayment of the Federal Home Loan Bank advances	(210,000)	(241,000)	(249,000)
Proceeds from other borrowings	2,500	—	—
Proceeds from borrowing at the Fed Discount Window	—	125,000	205,000
Repayment of borrowing at the Fed Discount Window	—	(285,000)	(45,000)
Purchase of treasury stock	—	—	(1,006)
Proceeds from exercise of common stock options	922	1,790	1
Proceeds from issuance of convertible preferred stock—Series B	—	—	1,017
Proceeds from issuance of common stock	4	15,094	—
Tax benefit from exercise of common stock options and vesting of restricted stock grants	663	789	(15)
Cash dividends on preferred stock	(309)	(611)	(594)
Net cash provided by financing activities	497,925	96,718	101,223
NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,153)	9,799	(7,858)
CASH AND CASH EQUIVALENTS—Beginning of year	18,205	8,406	16,264
CASH AND CASH EQUIVALENTS—End of year	$9,052	$18,205	$8,406
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$34,164	$35,066	$41,660
Income taxes paid	$13,697	$20,174	$6,737
Transfers to other real estate and repossessed vehicles	$11,746	$5,467	$8,962
Transfers from loans held for investment to loans held for sale	$6,911	$—	$—
Adoption of fair value: securities transferred from HTM to trading	$—	$—	$11,055
Securities transferred from held-to-maturity to available for sale portfolio	$—	$1,245	$—
Preferred stock dividends declared but not paid	$—	$—	$96

See notes to consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2011, 2010, AND 2009

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

BofI Holding, Inc. was incorporated in the State of Delaware on July 6, 1999 for the purpose of organizing and launching an Internet-based savings bank. The Bank of Internet USA (the “Bank”), which opened for business over the Internet on July 4, 2000, is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”), its primary regulator. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposit accounts up to the maximum allowable amount.

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

Restrictions on Cash. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $3,197 and $1,905 at June 30, 2011 and 2010, respectively.

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

Concentration of Credit Risk. The Bank’s loan portfolio was collateralized by various forms of real estate with approximately 59.1% of our mortgage portfolio located in California at June 30, 2011. The Bank’s loan portfolio contains concentrations of credit in multi-family, single family, commercial, and home equity. The Bank believes its underwriting standards combined with its low LTV requirements substantially mitigate the risk of loss which may result from these concentrations.

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

Gains and losses on securities sales are based on a comparison of sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized or accreted using the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company’s portfolios of held-to-maturity and available-for-sale securities are reviewed quarterly for other than temporary impairment. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) how to record an impairment by assessing whether the Company intends to sell or it is more likely than not that it will be required to sell a security in an unrealized loss position before the Company recovers the security’s amortized cost. If either of these criteria for (4) is met, the entire difference between amortized cost and fair value is recognized in earnings. Alternatively, if the criteria for (4) is not met, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Loans held for sale as of June 30, 2011 were carried at the lower of cost or fair value.

Loans that were originated with the intent and ability to hold for the foreseeable future (loans held in portfolio) but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated on an individual loan by loan basis.

There may be times when loans have been classified as held for sale and for some reason cannot be sold. Loans transferred to a long-term-investment classification from held-for-sale are transferred at the lower of cost or market value on the transfer date. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. A loan cannot be classified as a long-term investment unless the Bank has both the ability and the intent to hold the loan for the foreseeable future or until maturity.

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

The allowance for loan loss includes specific and general reserves. Specific reserves are provided for impaired loans considered TDRs. All other impaired loans are written down through charge-offs to the fair value of collateral, less estimated selling cost, and no specific or general reserve is provided. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which terms have been modified resulting in a concession and for which the borrower is experiencing financial difficulties are considered TDRs and classified as impaired. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.

A general reserve is included in the allowance for loan loss and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates and applies the average historic rates to the outstanding loan balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors.

General loan loss reserves are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated allowance rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios. General loan loss reserves for consumer loans are calculated by grouping each loan by credit score (e.g. FICO) at origination and applying an estimated allowance rate to each group. In addition to credit score grading, general loan loss reserves are increased for all consumer loans determined to be 90 days or more past due. Specific reserves or direct charge-offs are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve or direct charge-off is based on discounted cash flows, observable market prices or the estimated value of underlying collateral. Specific loan charge-offs on impaired loans are recorded as a write-off and a decrease to the allowance in the period the impairment is identified. A loan is classified as a TDR when management determines that an existing borrower is in financial distress and the borrower’s loan terms are modified to provide the borrower a financial concession (e.g. lower payment) that would not otherwise be provided by another lender based upon borrower’s current financial condition. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Mortgage Banking Derivatives. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in mortgage banking income.

Earnings per Share. Earnings per share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income attributable to common stock (net income after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the year plus the unvested average of restricted stock unit shares. Diluted EPS is computed by dividing the net income attributable to common stock and adding back in dividends on diluted preferred stock by the weighted-average number of common shares outstanding during the year, plus the impact of dilutive potential common shares, such as stock options and convertible preferred stock.

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

Cash Surrender Value of Life Insurance. The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

These disclosures are effective for periods beginning after December 15, 2009 and have been incorporated into the notes to the consolidated financial statements.

In addition, this ASU requires the presentation of activity (purchases, sales, issuances, and settlements) in the Level 3 reconciliation on a gross basis as opposed to a net basis. This disclosure however, is effective for periods beginning after December 15, 2010.

In July 2010, the FASB issued an ASU No. 2010-20 (Topic 310), “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The adoption of the ASU was disclosure-related only and had no impact on our financial condition, cash flows, or results of operations.

In January 2011, the FASB deferred the effective date of Disclosures about Troubled Debt Restructurings (“TDRs”). This delay was intended to allow the FASB time to complete deliberations on what constitutes a TDR. The effective date of the new disclosures regarding TDRs for public entities and the guidelines for determining what constitutes a troubled debt restructuring will be effective upon issuance. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2011, the FASB issued an ASU 2011-20 (Topic 310), “A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring.” This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At June 30, 2011, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 38.1% of all banks in the collateral pools, compared to 28.2% of the banks actually in default as of June 30, 2011. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At June 30, 2011, the Company used a weighted average discount margin of 362 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at June 30, 2011 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $593. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $703.

Securities—available for sale and held to maturity. Available for sale securities are recorded at fair value and consist of residential mortgage-backed securities (RMBS) issued by U.S. agencies as well as RMBS issued by non-agencies as well as municipal securities. Held to maturity securities are recorded at amortized cost and consist of RMBS issued by U.S. agencies, RMBS issued by non-agencies. Fair value for U.S. agency securities and municipal securities are generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available for sale or held to maturity.

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted increase or decrease in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate reported in May 2011 was 9.1%. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects severities to begin improving in early 2013.

To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at June 30, 2011 are from 0.7% up to 22.1% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at June 30, 2011 are from 1.6% up to 76.1% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based

upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2011, the Company computed its discount rates as a spread between 224 and 330 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.

Loans Held for Sale. The fair value of mortgage loans held for sale is determined by pricing for comparable assets or by outstanding commitments from third party investors.

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

The following table summarizes the transition impact of adopting the fair value option for certain financial instruments on July 1, 2008:

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

Impaired Loans. The fair value of impaired loans with specific write-offs or allocations of the allowance are generally based on recent real estate appraisals or other third-party valuations and analysis of cash flows. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. Adjustments are routinely in the process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and 2010. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	June 30, 2011
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,053	$5,053
Securities—Available for Sale:
Agency RMBS	—	61,919	—	61,919
Non-Agency RMBS	—	—	83,752	83,752
Total—Securities—Available for Sale	$—	$61,919	$83,752	$145,671
Loans Held for Sale	$—	$20,110	$—	$20,110
Other assets—Derivative Instruments	$—	$—	$543	$543

	June 30, 2010
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$4,402	$4,402
Securities—Available for Sale:
Agency Debt	$—	$60,965	$—	$60,965
Agency RMBS	—	58,279	—	58,279
Non-Agency RMBS	—	—	123,186	123,186
Total—Securities—Available for Sale	$—	$119,244	$123,186	$242,430
Loans Held for Sale	$—	$5,511	$—	$5,511
Other assets—Derivative Instruments	$—	$—	$199	$199

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Trading Securities: Other Debt Securities (Non-Agency)	Available for Sale Securities: RMBS (Non-Agency)
Assets
Beginning Balance July 1, 2009	$5,445	$125,759
Total gains/(losses)—(realized/unrealized):
Included in earnings—Sale of mortgage-back securities	—	12,451
Included in earnings—Fair value loss on trading securities	(1,039)	—
Included in other comprehensive income	—	(612)
Purchases, issuances, and settlements:
Purchases	—	—
Issuances	—	—
Settlements	(4)	(22,954)
Other than temporary impairment	—	—
Transfers into Level 3	—	8,542
Ending balance June 30, 2010	$4,402	$123,186
Total gains/(losses)— (realized/unrealized):
Included in earnings—Sale of mortgage-back securities	—	2,420
Included in earnings—Fair value loss on trading securities	651	—
Included in other comprehensive income	—	(4,320)
Purchases, issuances, and settlements:	—	—
Purchases	—	—
Issuances	—	—
Settlements	—	(37,511)
Other than temporary impairment	—	(23)
Transfers into Level 3	—	—
Ending balance June 30, 2011	$5,053	$83,752

During the fiscal year ended June 30, 2010, the Company transferred RMBS securities classified as held to maturity, with a fair value of $8,542, of which the carrying value was $1,245 and an unrealized gain at the time of transfer was $7,297, into the available-for-sale Level 3 portfolio and sold

35 of the 44 securities for a realized gain of $12,451. At June 30, 2011, the Company has three securities remaining with a fair value of $93. At June 30, 2010, the Company had nine securities remaining with a fair value of $661.

The Table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities for the periods shown:

	Year Ended June 30,
	2011	2010	2009
Interest income on investments	$121	$125	$323
Fair value adjustment	651	(1,039)	(2,055)
Total	$772	$(914)	$(1,732)

The Table below summarizes assets measured for impairment on a non-recurring basis was as follows:

	June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans:	(Dollars in Thousands)
Single Family	$—	$—	$3,812	$3,812
Multifamily	—	—	611	611
Total	$—	$—	$4,423	$4,423
Other real estate owned and foreclosed assets:
Single Family	—	—	1,779	1,779
Multifamily	—	—	5,899	5,899
RV / Auto	—	—	1,926	1,926
Total	$—	$—	$9,604	$9,604
HTM Securities-Non Agency MBS	$—	$—	$108,354	$108,354

	June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans:	(Dollars in Thousands)
Single Family	$—	$—	$4,601	$4,601
Multifamily	—	—	452	452
Total	$—	$—	$5,053	$5,053
Other real estate owned and foreclosed assets:
Single Family	—	—	1,143	1,143
Multifamily	—	—	570	570
Commercial	—	—	641	641
RV / Auto	—	—	347	347
Total	$—	$—	$2,701	$2,701
HTM Securities-Non Agency MBS	$—	$—	$49,521	$49,521

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans has a carrying amount of $4,423 after a write-off of $1,207 at June 30, 2011, resulting in an additional provision for loan losses of $1,207 during the fiscal year ended June 30, 2011. At June 30, 2010, such impaired loans had a carrying amount of $5,053 after a write-off of $1,318, resulting in an additional provision for loan losses of $1,157 during the fiscal year ended June 30, 2010.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $7,678 after a valuation allowance of $530 at June 30, 2011 and an expense of $43 for 2011. At June 30,

2010, the carrying amount was $2,354 after a valuation allowance of $1,194 and an expense of $1,194.

Held to maturity securities measured for impairment on a non-recurring basis has a carrying amount of $108,354 at June 30, 2011, after a charges to income of $1,511 and charges to other comprehensive income of $4,401 during the fiscal year ended June 30, 2011. At June 30, 2010 held to maturity securities measured for impairment on a non-recurring basis have a carrying amount of $49,521 after charges to income of $6,038 and charges to other comprehensive income of $872 during the fiscal year ended June 30, 2010. These held to maturity securities are valued using Level 3 inputs.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,052	$9,052	$18,205	$18,205
Securities trading	5,053	5,053	4,402	4,402
Securities available for sale	145,671	145,671	242,430	242,430
Securities held to maturity	370,626	387,286	320,807	326,867
Stock of the Federal Home Loan Bank	15,463	N/A	18,148	N/A
Loans held for sale	20,110	20,110	5,511	5,511
Loans held for investment—net	1,325,101	1,372,243	774,899	801,152
Accrued interest receivable	6,577	6,577	5,040	5,040

Financial liabilities:
Time deposits and savings	1,340,325	1,347,951	968,180	982,375
Securities sold under agreements to repurchase	130,000	142,881	130,000	144,591
Advances from the Federal Home Loan Bank	305,000	311,477	182,999	191,707
Junior subordinated debentures and other borrowings	7,655	7,655	5,155	5,155
Accrued interest payable	2,237	2,237	1,979	1,979

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

3. SECURITIES

The amortized cost, carrying amount and fair value for the major categories of securities available for sale, held to maturity and trading at June 30, 2011 and 2010 were:

	Trading	Available for sale				Held to maturity
	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
	June 30, 2011
Mortgage-backed securities (RMBS) :
U.S. agencies[1]	$—	$60,212	$1,707	$—	$61,919	$77,941	$2,317	$(196)	$80,062
Non-agency[2]	—	74,545	9,406	(199)	83,752	246,455	15,851	(2,625)	259,681
Total mortgage-backed securities	—	134,757	11,113	(199)	145,671	324,396	18,168	(2,821)	339,743
Other debt securities:
U.S. agencies[1]	—	—	—	—	—	9,976	—	(149)	9,827
Municipal	—	—	—	—	—	36,254	1,517	(55)	37,716
Non-agency	5,053	—	—	—	—	—	—	—	—
Total other debt securities	5,053	—	—	—	—	46,230	1,517	(204)	47,543
Total debt securities	$5,053	$134,757	$11,113	$(199)	$145,671	$370,626	$19,685	$(3,025)	$387,286

	June 30, 2010
Mortgage-backed securities (RMBS) :
U.S. agencies[1]	$—	$56,933	$1,346	$—	$58,279	$35,317	$528	$(229)	$35,616
Non-agency[2]	—	109,659	13,527	—	123,186	285,490	16,222	(10,461)	291,251
Total mortgage-backed securities	—	166,592	14,873	—	181,465	320,807	16,750	(10,690)	326,867
Other debt securities:
U.S. agencies[1]	—	60,966	2	(3)	60,965	—	—	—	—
Non-agency	4,402	—	—	—	—	—	—	—	—
Total other debt securities	4,402	60,966	2	(3)	60,965	—	—	—	—
Total debt securities	$4,402	$227,558	$14,875	$(3)	$242,430	$320,807	$16,750	$(10,690)	$326,867

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available for sale portfolio with a total fair value of $83,752 at June 30, 2011 consists of 24 different issues of super senior securities with a fair value of $49,370; two senior structured whole loan securities with a fair value of $34,289 and three mezzanine z-tranche securities with a fair value of $93 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security. In November 2009, the Company transferred all of the mezzanine z-tranche securities with $1,245 of carrying value out of the held-to-maturity portfolio and into the available for sale portfolio in response to significant deterioration of credit performance of the residential mortgage loans underlying the securities. The Company concluded that the deterioration was significant for each security based upon 1) the rapid increase in the percent of the loan pool composed of loans 60 days or more past due, plus those in foreclosure or bankruptcy plus those repossessed and 2) the rapid decrease in percent of credit enhancement covering the total calculated in 1). All of the transferred mezzanine z-tranche securities were showing deterioration at a rate of at least 22% annually based on the statistical change since acquisition. The unrealized gain at the time of the transfer was $7,297. The Company has sold 35 of the 44 securities that were transferred, resulting in a realized gain on sale of $12,451.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $246,455 at June 30, 2011 consists of 83 different issues of super senior securities totaling $242,901 and one senior-support security with a carrying value of $3,554. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC

Topic 310. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $5,114 impairment loss during fiscal 2010 and $0 during fiscal 2011. At June 30, 2011, the security had a remaining contractual par value of $0 and amortizable and non-amortizable premium are currently projected to be $0 and $3,724, respectively. The current face amounts of debt securities available for sale and held to maturity that were pledged to secure borrowings at June 30, 2011 and 2010 were $420,042 and $491,000 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Available for sale securities in loss position for						Held to maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2011
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—	$9,903	$(196)	$—	$—	$9,903	$(196)
Non-agency	2,674	(199)	—	—	2,674	(199)	18,946	(262)	46,665	(2,363)	65,611	(2,625)
Total RMBS securites	2,674	(199)	—	—	2,674	(199)	28,849	(458)	46,665	(2,363)	75,514	(2,821)
Other Debt:
U.S. agencies	—	—	—	—	—	—	9,828	(149)	—	—	9,828	(149)
Municipal Debt	—	—	—	—	—	—	5,567	(55)	—	—	5,567	(55)
Total Other Debt	—	—	—	—	—	—	15,395	(204)	—	—	15,395	(204)
Total debt securites	$2,674	$(199)	$—	$—	$2,674	$(199)	$44,244	$(662)	$46,665	$(2,363)	$90,909	$(3,025)

	June 30, 2010
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—	$20,200	$(229)	$—	$—	$20,200	$(229)
Non-agency	—	—	—	—	—	—	63,867	(2,771)	75,558	(7,690)	139,425	(10,461)
Total RMBS securites	—	—	—	—	—	—	84,067	(3,000)	75,558	(7,690)	159,625	(10,690)
Other Debt:
U.S. agencies	35,968	(3)	—	—	35,968	(3)	—	—	—	—	—	—
Total Other Debt	35,968	(3)	—	—	35,968	(3)	—	—	—	—	—	—
Total debt securites	$35,968	$(3)	$—	$—	$35,968	$(3)	$84,067	$(3,000)	$75,558	$(7,690)	$159,625	$(10,690)

There were eight securities that were in a continuous loss position at June 30, 2011 for a period of more than 12 months. There were 14 securities that were in a continuous loss position at June 30, 2010 for a period of more than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	At June 30,
	2011	2010
	(Dollars in thousands)
Beginning balance	$(7,492)	$(1,454)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	(1,324)	(536)
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	(217)	(5,502)
Ending balance	$(9,033)	$(7,492)

At June 30, 2011, 35 non-agency RMBS with a total carrying amount of $108,459 were determined to have cumulative credit losses of $9,033 of which $6,038 was recognized in earnings during fiscal 2010 and $1,541 was recognized in earnings during fiscal 2011. This year’s other-than-temporary impairment of $1,541 is related to 23 non-agency RMBS with a total carrying amount of $74,586. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.

To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 2. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted increase or decrease in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate reported in May 2011 was 9.1%. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects severities to begin improving in early-2013.

The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.

The gross gains and losses realized through earnings upon the sale of available for sale securities were as follows:

	2011	2010	2009
Proceeds	$16,523	$27,118	$90,195
Gross realized gains	2,420	13,037	2,816
Gross realized loss	—	—	(7,902)
Net gain (loss) on securities	$2,420	$13,037	$(5,086)

At June 30, 2011 and 2010, the Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive income as follows:

	2011	2010
Available for sale debt securities—net unrealized gains	$10,914	$14,872
Held to maturity debt securities—other-than-temporary impairment loss	(12,538)	(8,135)
Subtotal	(1,624)	6,737
Tax expense (benefit)	653	(2,694)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income	$(971)	$4,043

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available for sale and held to maturity at June 30, 2011 were:

	June 30, 2011
	Available for sale		Held to maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$2,911	$2,994	$3,961	$4,006	$—
Due one to five years	11,063	11,375	13,799	13,985	—
Due five to ten years	12,894	13,253	13,835	14,081	—
Due after ten years	33,344	34,297	46,346	47,990	—
Total RMBS—U.S. agencies	60,212	61,919	77,941	80,062	—
RMBS—Non-agency:
Due within one year	12,509	14,015	32,609	34,964	—
Due one to five years	33,500	37,346	67,286	72,415	—
Due five to ten years	16,910	18,872	44,959	47,573	—
Due after ten years	11,626	13,519	101,601	104,729	—
Total RMBS—Non-agency	74,545	83,752	246,455	259,681	—
Other debt:
Due within one year	—	—	—	—	—
Due one to five years	—	—	9,976	9,828	—
Due five to ten years	—	—	1,309	1,297	—
Due after ten years	—	—	34,945	36,418	5,053
Total other debt	—	—	46,230	47,543	5,053
Total	$134,757	$145,671	$370,626	$387,286	$5,053

1	Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

4. LOANS & ALLOWANCE FOR LOAN LOSS

Loans were as follows at June 30:

	2011	2010
Mortgage loans on real estate:
Residential single family (one to four units)	$517,637	$259,790
Home equity	36,424	22,575
Residential multifamily (five units or more)	647,381	370,469
Commercial and land	37,985	33,553
Consumer—Recreational vehicle	30,406	39,842
Other	66,582	62,875
Total	1,336,415	789,104
Allowance for loan losses	(7,419)	(5,893)
Unaccreted discounts and loan fees	(3,895)	(8,312)
Net mortgage loans on real estate	$1,325,101	$774,899

An analysis of the allowance for loan losses is as follows for the fiscal year ended June 30:

	2011	2010	2009
Balance—beginning of period	$5,893	$4,754	$2,710
Provision for loan loss	5,800	5,775	4,730
Charged off	(4,513)	(4,636)	(2,686)
Recoveries	239	—	—
Balance—end of period	$7,419	$5,893	$4,754

An analysis of impaired loans is as follows for the fiscal year ended June 30:

	2011	2010	2009
Nonperforming loans—90+ days past due plus other non-accrual loans	$8,417	$8,590	$2,840
Troubled debt restructured loans—non-accrual	1,195	3,113	552
Troubled debt restructured loans—performing	7,748	3,736	1,797
Total impaired loans	$17,360	$15,439	$5,189

At June 30, 2011, the carrying value of impaired loans is net of write offs of $1,207 and there are specific reserves of $1,059. At June 30, 2010, $5,053 of impaired loans had no specific allowance allocations. The average carrying value of impaired loans was $13,418 and $7,261 for the fiscal year ended June 30, 2011 and 2010, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at June 30, 2011 or 2010. Loans past due 90 days or more which were still accruing were $3,956 and $4,134 at June 30, 2011 and 2010, respectively. For loans past due 90 days or more and still accruing, the Company has received principal and interest from the servicer, even though the borrower is delinquent. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected from the sale of collateral.

The Company has allocated $805 and $58 of the allowance to customers whose loans have been restructured and were determined to be TDRs as of June 30, 2011 and 2010, respectively. The Company does not have any commitments to fund TDR loans at June 30, 2011.

At June 30, 2011 and 2010, approximately 59.10% and 42.65%, respectively, of the Company’s real estate loans are collateralized with real-property collateral located in California and therefore exposed to economic conditions within this market region.

In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There were two new related party loans granted during the fiscal year ended June 30, 2011 totaling $2,587, including the refinance of four existing loans for 7,374. During the fiscal year 2010, five related party loans were granted totaling $8,077, including the refinance of an existing loan for $2,972. Total principal payments on related party loans were $214 and $79 during the years ended June 30, 2011 and 2010, respectively. Additionally, during fiscal year 2011 the Company had a change in related parties which resulted in a reduction of reported loans of $1,220. At June 30, 2011 and 2010, these loans amounted to $9,473 and $8,320, respectively, and are included in loans held for investment. Interest earned on these loans was $209 and $259 during the years ended June 30, 2011 and 2010, respectively.

The Company’s loan portfolio consists of approximately 18.89% fixed interest rate loans and 81.11% adjustable interest rate loans as of June 30, 2011. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.

At June 30, 2011 and 2010, purchased loans serviced by others were $311,023 or 23.27% and $321,176 or 40.70% respectively, of the loan portfolio.

Allowance for Loan Loss. We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at June 30, 2011, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

Allowance for Credit Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

The Company provides general loan loss reserves for its RV and auto loans based upon the borrower credit score at the time of origination and our loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at June 30, 2011 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company has $27,875 of RV and auto loan balances subject to general reserves as follows: greater than or equal to 770: $6,777; 715 —769: $8,929; 700 — 714: $2,181; 660 —699: $5,332 and less than 660: $4,656.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the origination date LTV. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying the applicable loss rate. At June 30, 2011, the LTV groupings for each significant mortgage class were as follows:

The Company had $511,513 of single family mortgage portfolio loan balances subject to general reserves as follows: less than or equal to 60%: $349,579; 61% —70%: $119,341; 71% —80%: $39,959; and greater than 80%: $2,634.

The Company had $644,308 of multifamily mortgage portfolio loan balances subject to general reserves as follows: less than or equal to 55%: $294,667; 56% —65%: $208,238; 66% —75%: $117,606; 76%—80%: $19,662 and greater than 80%: $4,135. During the quarter ended

March 31, 2011, the Company divided the LTV analysis into

two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that multifamily loans originated by the Bank require lower estimated loss rates.

The Company had $36,237 of commercial real estate loan balances subject to general reserves as follows: less than or equal to 50%: $20,626; 51% —60%: $10,124; 61%—70%: $4,566; and 71%—80%: $921.

We believe the weighted average LTV percentage at June 30, 2011 of 53.79% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and is expected to continue to result in the future, in lower average mortgage loan charge-offs when compared to many other comparable banks.

The following table summarizes activity in the allowance for loan losses for the twelve months ended June 30, 2011:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
Balance at July 1, 2010	$1,721	$205	$1,860	$213	$1,859	$35	$5,893
Provision for loan loss	1,688	40	1,179	(46)	2,897	42	5,800
Charge-offs	(1,132)	(103)	(936)	—	(2,315)	(27)	(4,513)
Recoveries	—	16	223	—	—	—	239
Balance at June 30, 2011	$2,277	$158	$2,326	$167	$2,441	$50	$7,419

The following table presents our loans evaluated individually for impairment by portfolio class at:

	June 30, 2011
	Recorded Investment [1]	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Single Family
In-house originated	$—	$—	$—
Purchased	3,818	4,876	—
Multifamily
In-house originated	—	—	—
Purchased	615	754	—
Home Equity
In-house originated	—	—	—
Purchased	—	—	—
Commercial
In-house originated	—	—	—
Purchased	—	—	—
RV / Auto	—	—	—
Other	—	—	—
With an allowance recorded:
Single Family
In-house originated	$822	$822	$7
Purchased	3,500	3,512	267
Multifamily
In-house originated	—	—	—
Purchased	4,281	4,308	23
Home Equity
In-house originated	216	214	2
Purchased	—	—	—
Commercial
In-house originated	1,756	1,748	4
Purchased	—	—	—
RV / Auto	2,639	2,563	756
Other	—	—	—
Total	$17,647	$18,797	$1,059

[1]	The recorded investment on impaired loans also includes accrued interest receivable and unaccreted discounts and loan fees totaling $56.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$274	$2	$23	$4	$756	$—	$1,059
Collectively evaluated for impariment	2,003	156	2,303	163	1,685	50	6,360
Total ending allowance balance	$2,277	$158	$2,326	$167	$2,441	$50	$7,419

Loans:
Loans individually evaluated for impairment[1]	$8,147	$214	$4,919	$1,748	$2,563	$—	$17,591
Loans collectively evaluated for impairment	509,490	36,210	642,462	36,237	27,843	66,582	1,318,824
Principal loan balance	517,637	36,424	647,381	37,985	30,406	66,582	1,336,415
Unaccreted discounts and loan fees	(1,938)	89	(2,488)	(132)	731	(157)	(3,895)
Accrued interest receivable	1,351	210	2,275	186	158	574	4,754
Total recorded investment in loans	$517,050	$36,723	$647,168	$38,039	$31,295	$66,999	$1,337,274

[1]	Loans evaluated for impairment include TDRs that have been performing for more than six months.

IMPAIRED LOANS AND NONPERFORMING LOANS

Nonperforming loans consisted of the following for June 30:

	2011	2010
Nonaccrual loans:
Loans secured by real estate:
Single family
In-house originated	$796	$35
Purchased	5,790	5,806
Home equity loans
In-house originated	157	87
Purchased	—	—
Multifamily
In-house originated	—	936
Purchased	2,744	3,739
Commercial
In-house originated	—	—
Purchased	—	—
Total nonaccrual loans secured by real estate	9,487	10,603
RV/Auto	125	1,084
Other	—	16
Total nonperforming loans	$9,612	$11,703
Nonperforming loans to total loans	0.72%	1.48%

The decrease in nonperforming loans as a percent of total loans is the result of improved credit quality of the Bank’s loan originations and through the liquidation of the Bank’s backlog of delinquent loans through REO sales or short sales. Approximately 12.44% of our non-performing loans at June 30, 2011 were considered TDRs, compared to 26.60% at June 30, 2010. Borrowers which make timely payments after TDRs are considered non-performing for at least six months.

Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 68.52% of the Bank’s non-performing loans are single family first mortgages already written down to 52.91% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers. We are considering legal options to acquire the servicing in an effort to accelerate the resolution of these loans and to reduce non-performing loan levels.

The following table provides the outstanding unpaid balance of loans that are performing and nonperforming by portfolio class at June 30, 2011:

	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Performing	$511,051	$36,267	$644,637	$37,985	$30,281	$66,582	$1,326,803
Non performing	6,586	157	2,744	—	125	—	9,612
Total	$517,637	$36,424	$647,381	$37,985	$30,406	$66,582	$1,336,415

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows at June 30, 2011:

	Single Family			Multifamily			Commercial
	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$291,549	$219,502	$511,051	$349,276	$295,361	$644,637	$9,705	$28,280	$37,985
Non performing	796	5,790	6,586	—	2,744	2,744	—	—	—
Total	$292,345	$225,292	$517,637	$349,276	$298,105	$647,381	$9,705	$28,280	$37,985

Approximately 12.44% and 26.60% of our non-performing loans at June 30, 2011 and 2010, respectively, were considered TDRs. Certain TDRs are considered non-performing for at least six months. Generally, after six months of timely payments those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. During the temporary period of modification, the company classifies these loans as performing TDRs that consisted of the following at:

	June 30, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
Performing loans temporarily modified as TDR	$1,330	$57	$2,175	$1,748	$2,438	$—	$7,748
Non performing loans	6,586	157	2,744	—	125	—	9,612
Total impaired loans	$7,916	$214	$4,919	$1,748	$2,563	$—	$17,360
Interest income recognized on performing TDR’s	$54	$4	$21	$—	$196	$—	$275
Average balances of performing TDR’s	$1,168	$48	$1,536	$146	$2,895	$—	$5,793
Average balances of non-performing loans	$6,309	$111	$5,245	$733	$1,018	$2	$13,418

	June 30, 2010
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
Performing loans temporarily modified as TDR	$598	$—	$296	$—	$2,842	$—	$3,736
Non performing loans	5,841	87	4,675	—	1,084	16	11,703
Total impaired loans	$6,439	$87	$4,971	$—	$3,926	$16	$15,439
Interest income recognized on performing TDR’s	$42	$—	$2	$—	$224	$—	$268
Average balances of performing TDR’s	$747	$—	$25	$—	$2,728	$—	$3,500
Average balances of non-performing loans	$3,992	$74	$1,761	$—	$856	$6	$6,689

Interest recognized on performing loans temporarily modified as TDRs was $275 and $268 for the years ended June 30, 2011 and 2010, respectively. The average balances of performing loan TDRs and non-performing loans was $5,793 and $13,418 for the year ended June 30, 2011, and $3,500 and $6,689 for the year ended June 30, 2010, respectively.

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company uses the following definitions for risk ratings.

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

The Company reviews and grades all single-family mortgage loans with unpaid principal balances of $500,000 or more once per year. The Company reviews and grades all multi-family loans and commercial mortgage loans with unpaid principal balances of $750,000 or more once per year. A sample of 5% of all other loans is reviewed once per year.

The following table presents the composition of our loan portfolio by credit quality indicator as of June 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
Single Family:
In-house originated	$292,319	$—	$25	$—	$292,344
Purchased	214,924	4,459	5,910	—	225,293
Home equity loans:
In-house originated	14,256	—	157	—	14,413
Purchased	22,011	—	—	—	22,011
Multifamily:
In-house originated	347,087	2,189	—	—	349,276
Purchased	289,528	5,833	2,744	—	298,105
Commercial real estate and land:
In-house originated	7,897	1,807	—	—	9,704
Purchased	26,082	2,199	—	—	28,281
Consumer—RV/Auto	29,391	657	354	—	30,402
Other	66,586	—	—	—	66,586
Total	$1,310,081	$17,144	$9,190	$—	$1,336,415

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class at June 30, 2011:

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total
Single Family:
In-house originated	$216	$796	$—	$1,012
Purchased	1,793	1,716	8,538	12,047
Multifamily:				—
In-house originated	—	—	—	—
Purchased	—	289	2,744	3,033
Home Equity:				—
In-house originated	182	34	93	309
Purchased	—	—	—	—
Commercial:				—
In-house originated	—	—	—	—
Purchased	—		—	—
RV / Auto	1,306	130	85	1,521
Other	—	—	—	—
Total	$3,497	$2,965	$11,460	$17,922

5. FURNITURE, EQUIPMENT AND SOFTWARE

A summary of the cost and accumulated depreciation for furniture, equipment and software is as follows at June 30:

	2011	2010
Leasehold improvements	$92	$33
Furniture and fixtures	1,250	599
Computer hardware and equipment	2,154	594
Software	1,411	532
Total	4,907	1,758
Less accumulated depreciation and amortization	(1,754)	(1,137)
Furniture, equipment and software — net	$3,153	$621

Depreciation and amortization expense for the years ended June 30, 2011, 2010 and 2009 amounted to $618, $235, and $171, respectively.

6. DEPOSITS

Deposit accounts are summarized as follows at June 30:

	2011		2010
	Amount	Rate*	Amount	Rate*
Non-interest bearing	$7,369	0.00%	$5,441	0.00%
Interest bearing:
Demand	76,793	0.75%	63,962	0.85%
Savings	268,384	0.93%	358,293	0.91%
Time deposits:
Under $100	337,937	2.24%	200,859	3.23%
$100 or more	649,842	2.15%	339,625	2.95%
Total time deposits	987,779	2.18%	540,484	3.05%
Total interest bearing	1,332,956	1.85%	962,739	2.11%
Total deposits	$1,340,325	1.84%	$968,180	2.10%

*	Based on weighted-average stated interest rates at end of period.

The scheduled maturities of time deposits are as follows as of June 30, 2011:

Within 12 months	$568,827
13 to 24 months	184,029
25 to 36 months	66,541
37 to 48 months	33,500
49 to 60 months	37,750
Thereafter	97,132
‘Total	$987,779

Time deposits acquired through broker relationships totaled $158.2 million and $109.5 million at June 30, 2011 and 2010, respectively.

At June 30, 2011 and 2010, the Company had deposits from principal officers, directors and their affiliates in the amount of $333 and $544, respectively.

7. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2011 and 2010, the Company’s fixed-rate FHLB advances had interest rates that ranged from 0.12% to 5.618% with a weighted average of 2.07% and ranged from 0.08% to 5.62% with a weighted average of 3.59%, respectively.

Fixed-rate advances from FHLB are scheduled to mature as follows at June 30:

	2011		2010
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$138,000	1.23%	$52,999	3.13%
After one but within two years	24,000	3.21%	33,000	4.76%
After two but within three years	43,000	2.17%	24,000	3.21%
After three but within four years	25,000	3.11%	18,000	3.60%
After four but within five years	35,000	2.16%	25,000	3.11%
After five years	40,000	3.47%	30,000	3.83%
	$305,000	2.07%	$182,999	3.59%

At June 30, 2011, a total of $42.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to the Company after specified dates. Under the terms of the putable advances, the Company could be required to repay all of the principal and accrued interest before the maturity date. The weighted-average remaining contractual maturity period of the $42.0 million in advances is 1.85 years and the weighted average remaining period before such advances could be put to the Company is 0.48 years.

The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $681,122 and $608,820 at June 30, 2011 and 2010, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance is payable in full at its maturity date with a prepayment penalty for fixed rate advances.

The maximum amounts advanced from the FHLB were $309,000, $225,987, and $392,973 during the years ended June 30, 2011, 2010, and 2009, respectively. At June 30, 2011, the Company had $139.7 million available immediately and an additional $250.9 million available with additional collateral, for advances from the FHLB for terms up to ten years.

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has sold securities under various agreements to repurchase for total proceeds of $130,000. The repurchase agreements have fixed interest rates between 3.24% and 4.75%, weighted average rate of 4.35%, and scheduled maturities between January 2012 and December 2017. Under these agreements, the Company may be required to repay the $130,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 3.36 years and the weighted average remaining period before such repurchase agreements could be called is 0.26 years.

9. JUNIOR SUBORDINATED DEBENTURES AND OTHER BORROWINGS

Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% (2.66% at June 30, 2011), with interest paid quarterly starting February 16, 2005.

The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At June 30, 2011 there were no amounts outstanding and the available borrowings from this source were $112,461. These borrowings are collateralized by consumer loans, and mortgage-backed securities. The Bank has additional unencumbered collateral that could be pledged to the Federal Reserve Bank Discount Window to increase borrowing liquidity.

The Bank has federal funds lines of credit with two major banks totaling $20.0 million. At June 30, 2011, the Bank had an outstanding balance of $2.5 million.

10. INCOME TAXES

The provision for income taxes is as follows for the years ended June 30:

	2011	2010	2009
Current:
Federal	$10,784	$14,708	$4,675
State	3,035	4,408	1,690
	13,819	19,116	6,365
Deferred:
Federal	(32)	(3,449)	(1,069)
State	(194)	(918)	(390)
	(226)	(4,367)	(1,459)
Total	$13,593	$14,749	$4,906

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended June 30:

	2011	2010	2009
Statutory federal tax rate	35.00%	35.00%	34.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	6.19	6.60	7.10
Cash surrender value	(0.18)	(0.17)	(0.52)
Non-deductible stock option expense	—	—	0.05
Non-taxable income	(1.10)	—	—
Other	(0.13)	(0.32)	0.09
Effective tax rate	39.78%	41.11%	40.72%

The components of the net deferred tax asset are as follows as June 30:

	2011	2010
Deferred tax assets:
Allowance for loan losses and charge-offs	$3,548	$2,761
State taxes	665	519
Stock-based compensation expense	529	674
Unrealized net losses on securities	650	—
Securities impaired	6,219	6,228
	11,661	10,182
Deferred tax liabilities:
Deferred loan fees	(566)	(127)
FHLB stock dividend	(929)	(990)
Other assets—prepaids	(159)	(72)
Depreciation	(288)	(146)
Unrealized net gains on securities	—	(2,694)
	(1,942)	(4,029)
Net deferred tax asset	$9,719	$6,153

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2011 and 2010, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

At June 30, 2011 and 2010, the Company had no unrecognized tax benefits and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company is subject to federal income tax and income tax of the state of California as well as various other states. The Company’s federal income tax returns for the years ended June 30, 2008, 2009, and 2010 and its California state tax returns for the years ended June 30, 2007, 2008, 2009 and 2010 are open to audit under the statutes of limitations by the Internal Revenue Service and California Franchise Tax Board.

11.	STOCKHOLDERS’ EQUITY

Common Stock. Changes in common stock issued and outstanding were as follows for the years ended June 30:

	2011		2010		2009
	Issued	Outstanding	Issued	Outstanding	Issued	Outstanding
Beginning of year:	10,827,673	10,184,975	8,706,075	8,082,768	8,627,840	8,299,563
Common stock issued through option exercise or exchange	128,381	128,381	307,057	304,994	27,935	22,846
Purchase of Treasury Stock	—	—	—	—	—	(276,200)
Common stock issued through public offering	—	—	1,226,276	1,226,276	—	—
Common stock issued through preferred stock conversion	—	—	531,690	531,690	—	—
Common stock issued through grants	195,909	122,976	56,575	39,247	50,300	36,559
End of year:	11,151,963	10,436,332	10,827,673	10,184,975	8,706,075	8,082,768

During the fiscal year ended June 30, 2009, the Company approved a form of exchange agreement available to five directors of the Company who in 1999 were issued non-qualified stock option contracts for a total of 179,457 shares, each with an expiration date of August 13, 2009 and an exercise price of $4.19 per share. The Exchange Agreement allows these fully vested options to be exchanged for a smaller number of fully vested restricted stock shares under the conditions set forth in the 2004 Plan. The 2004 Plan allows each director to receive fewer restricted stock shares (net settle) and use the surrendered shares to fund income tax liabilities. On May 28, 2009, each of the five directors, entered into the Exchange Agreement and selected a future date to cancel their 1999 fully-vested stock option contracts and receive a fully-vested restricted stock grant under the 2004 Plan based upon the fair value of the option contracts cancelled.

As of the fiscal year ended June 30, 2009, three of the directors had made the conversion surrendering a total of 81,973 options and received a total of 27,935 shares of restricted common stock with a fair value of $179 (including $73 income tax benefit). The remaining two directors made the exchange in August 2009, surrendering 97,482 options and received 40,349 shares of restricted common stock with a fair value of $289 (including $118 income tax benefit).

During the fiscal year ended June 30, 2009, the Company further reduced its common shares outstanding by purchasing 276,200 shares of treasury stock for $982 under the Company’s common stock buyback programs approved on June 30, 2005, which was expanded November 20, 2008 to allow for the repurchase of 500,000 additional shares.

During the fiscal year ended June 30, 2010, the Company issued 307,057 shares of common stock as the result of option exercises or conversions, including the conversion of 97,482 options held by two directors to 40,349 restricted shares. A total of 2,063 shares issued were retained by the Company to fund the tax liabilities of certain option holders.

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

During the fiscal year ended June 30, 2011, the Company issued 128,381 shares of common stock as the result of option exercises.

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

During the fiscal year ended June 30, 2004, the Company issued $6,750 of Series A preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $113. Before the expiration of the conversion right, holders of the Series A converted 160 shares of Series A preferred to common stock. The Company has declared and paid dividends to holders of its Series A preferred stock totaling $309 for each of the years ended June 30, 2011, 2010, and 2009, respectively.

In June 2008 the Company commenced a private offering of up to $14 million in aggregate liquidation amount of a newly created series of its preferred stock designated “Series B – 8% Cumulative Convertible Nonparticipating Perpetual Preferred Stock (the “Series B preferred stock”). The Series B preferred stock has a liquidation preference of $1,000 per share over shares of common stock. In the event of liquidation, the Series B preferred stock ranks pari passu with the Series A. The Series B preferred stock is entitled to cumulative dividends at a rate of 8.0% per annum when and as declared by the Company’s board of directors quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Each share of Series B preferred stock is immediately convertible at the option of the holder into 111 shares of the Company’s common stock, par value $0.01 per share Common Stock, which is equivalent to a conversion price of $9.00 per share of Common Stock. Under certain circumstances specified in the Certificate of Designation, the Company may require holders of Series B preferred stock to convert their shares into Common Stock. Generally, the Series B preferred stock has no voting rights and may be redeemed by the Company at a 5% premium starting in June of 2011, a 3% premium starting in June 2012 or a 2% premium any time after June 2013.

During the fiscal year ended June 30, 2008, the Company issued $3,750 of Series B preferred stock representing 3,750 shares at a $1,000 face value. The Company declared dividends to holders of its Series B preferred stock totaling $3, for the year ended June 30, 2008. During the fiscal year ended June 30, 2009, the Company issued $1,040 Series B preferred stock representing 1,040 shares at a $1,000 face value, less issuance costs of $23. The Company declared dividends to holders of its Series B preferred stock totaling $380 for the fiscal year ended June 30, 2009.

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

As of the fiscal year ended June 30, 2009, three of the directors had made the conversion surrendering a total of 81,973 options and received a total of 27,935 shares of restricted common stock with a fair value of $179 (including $73 income tax benefit). The remaining two directors made the exchange in August 2009, surrendering 97,482 options and received 40,349 shares of restricted common stock with a fair value of $289 (including $118 income tax benefit).

2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At June 30, 2011, there were a maximum of 2,030,200 shares available for issuance under the limits of the 2004 Plan.

Stock Options. Prior to July 1, 2005, the Company accounted for the Plans under the recognition and measurement provisions of ASC Topic 718. No stock option compensation cost was recognized in the income statements as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

The Company’s income before income taxes and net income for the fiscal year ended June 30, 2011, 2010 and 2009 included stock option compensation cost of $3, $48 and $209 respectively. The total income tax benefit was $1, $20 and $85 for year ended June 30, 2011, 2010 and 2009, respectively. At June 30, 2011, expense related to stock option grants has been fully recognized.

A summary of stock option activity under the Plans during the period July 1, 2008 to June 30, 2011 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding—July 1, 2008	906,244	$7.09
Granted	—	$—
Exercised	—	$—
Converted	(81,973)	$4.19
Cancelled	(63,900)	$8.06
Outstanding—June 30, 2009	760,371	$7.32
Granted	—	$—
Exercised	(266,708)	$6.70
Converted	(97,482)	$4.19
Cancelled	(261)	$7.35
Outstanding—June 30, 2010	395,920	$8.52
Granted	—	$—
Exercised	(128,381)	$7.18
Converted	—	$—
Cancelled	(6)	$7.35
Outstanding—June 30, 20111	267,533	$9.15
Options exercisable—June 30, 2009	743,213	$7.32
Options exercisable—June 30, 2010	394,883	$8.52
Options exercisable—June 30, 2011	267,533	$9.15

1 All options outstanding are vested.

The following table summarizes information as of June 30, 2011 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	63,394	5.1	63,394	$7.35
$8.50	7,500	4.4	7,500	$8.50
$9.20	7,500	4.1	7,500	$9.20
$9.50	84,700	4.1	84,700	$9.50
$10.00	103,439	1.8	103,439	$10.00
$11.00	1,000	1.0	1,000	$11.00
$9.15	267,533	3.4	267,533	$9.15

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at June 30, 2011 was $1,406. The aggregate intrinsic value of options exercised or converted during the years ended June 30, 2011, 2010 and

2009 was $1,068, $1,995 and $343, respectively. The converted options for 2009 were those exchanged by directors.

Restricted Stock and Restricted Stock Units. In July 2005, the Company’s Board of Directors approved the first stock award under the 2004 Stock Incentive Plan. On July 25, 2005, 19,300 shares were awarded to directors and employees. Additional stock awards totaling 16,100 shares were granted to directors on July 24, 2006. The stock awards vest one-third on each one-year anniversary of the grant date and 33,000 shares were vested and issued and 2,400 shares were cancelled as of June 30, 2011.

During the fiscal year ended June 30, 2008, the Company’s Board of Directors granted 131,253 restricted stock units to employees and directors. The chief executive officer received 83,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2008, vest over three years, one-third on each anniversary of the grant date and 86,153 shares were vested and issued, 3,600 shares were cancelled and 41,500 shares were vested but not issued as of June 30, 2011.

During the fiscal year ended June 30, 2009, the Company’s Board of Directors granted 95,335 restricted stock units to employees and directors. The chief executive officer received 44,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2009, vest over three years, one-third on each anniversary of the grant date and 75,086 shares were vested and issued, 4,265 shares were cancelled and 3,066 shares were vested but not issued as of June 30, 2011.

During the fiscal year ended June 30, 2010, the Company’s Board of Directors granted 151,018 restricted stock units to employees and directors. The chief executive officer received 80,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2010, vest over three years, one-third on each anniversary of the grant date and 82,895 shares were vested and issued and 4,224 shares were cancelled as of June 30, 2011.

During the fiscal year ended June 30, 2011, the Company’s Board of Directors granted 399,582 restricted stock units to employees and directors. The chief executive officer received 240,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2011, vest over three years, one-third on each anniversary of the grant date and 80,000 shares were vested and issued and 6,325 shares were cancelled as of June 30, 2011.

The Company’s income before income taxes and net income for the years ended June 30, 2011, 2010 and 2009 included stock award expense of $2,153, $818 and $442, respectively. The income tax benefit was $855, $356 and $180, respectively.

The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date.

At June 30, 2011, unrecognized compensation expense related to non-vested awards aggregated to $3,871 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
For the fiscal year ended June 30:
2012	$1,415
2013	1,953
2014	503
2015	—
Total	$3,871

The following table presents the status and changes in restricted stock grants from July 1, 2008 through June 30, 2011:

		Restricted Stock and Restricted Stock Unit Shares	Weighted- Average Grant- Date Fair Value
Non-vested balance at July 1, 2008		127,071	$7.13
	Granted	95,335	$6.03
	Vested	(61,502)	$7.09
	Cancelled	(7,800)	$6.57
Non-vested balance at June 30, 2009		153,104	$6.49
	Granted	151,018	$7.91
	Vested	(104,974)	$7.09
	Cancelled	—	$—
Non-vested balance at June 30, 2010		199,148	$7.88
	Granted	399,582	$11.95
	Vested	(197,442)	$9.04
	Cancelled	(11,214)	$11.77
Non-vested balance at June 30, 2011		390,074	$11.35

The total fair value of shares vested during the years ended June 30, 2011, 2010 and 2009 was $2,724, $1,314 and $369.

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At June 30, 2011, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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

The following table presents the calculation of basic and diluted EPS:

	2011	2010	2009
Earnings Per Common Share
Net income	$20,579	$21,128	$7,142
Preferred stock dividends	(309)	(611)	(690)
Net income attributable to common shareholders	$20,270	$20,517	$6,452
Average common shares issued and outstanding	10,307,019	8,639,450	8,136,367
Average unvested Restricted stock grant and RSU shares	456,552	230,003	148,571
Total qualifing shares	10,763,571	8,869,453	8,284,938
Earnings per common share	$1.88	$2.31	$0.78
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$20,270	$20,517	$6,452
Preferred stock dividends to dilutive convertible preferred	—	302	380
Dilutive net income attributable to common shareholders	$20,270	$20,819	$6,832
Average common shares issued and outstanding	10,763,571	8,869,453	8,284,938
Dilutive effect of Stock Options	93,899	109,130	64,596
Dilutive effect of convertible preferred stock	—	418,069	527,457
Total dilutive common shares issued and outstanding	10,857,470	9,396,652	8,876,991
Diluted earnings per common share	$1.87	$2.22	$0.77

Stock options of zero for fiscal years ended June 30, 2011 and 2010, respectively, and 481,761 shares for the fiscal year ended 2009 were not included in determining diluted earnings per share, as they were anti-dilutive.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases office space under an operating lease agreement scheduled to expire in October 2012. The Company pays property taxes, insurance and maintenance expenses related to this lease. Rent expense for the years ended June 30, 2011, 2010, and 2009 was $693, $339, and $323, respectively.

Pursuant to the terms of this non-cancelable lease agreement in effect at June 30, 2011, future minimum lease payments are as follows:

2012	$841
2013	286
2014	—
2015	—
2016	—
Total	$1,127

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

At June 30, 2011 and 2010, we had commitments to originate or purchase loans and investment securities of $64.8 million and $39.6 million. At June 30, 2011, we also had commitments to sell loans of $54.3 million. At June 30, 2011, 53.3% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to tangible assets (as defined). As of June 30, 2011, the Bank met all capital adequacy requirements to which it is subject. As of June 30, 2011, the most recent filing date with the OTS, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s categorization.

The Bank’s actual capital amounts and ratios as of June 30, 2011 and 2010 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (core) capital (to adjusted tangible assets)	$155,327	7.99%	$77,757	4.00%	$97,197	5.00%
Tier 1 Capital (to risk-weighted assets)	155,327	12.41%	N/A	N/A	75,084	6.00%
Total Capital (to risk-weighted assets)	162,746	13.01%	100,112	8.00%	125,141	10.00%
Tangible Capital (to tangible assets)	155,327	7.99%	29,159	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (core) capital (to adjusted tangible assets)	$124,690	8.79%	$56,737	4.00%	$70,922	5.00%
Tier 1 Capital (to risk-weighted assets)	124,690	14.56%	N/A	N/A	51,368	6.00%
Total Capital (to risk-weighted assets)	130,583	15.25%	68,491	8.00%	85,614	10.00%
Tangible Capital (to tangible assets)	124,690	8.79%	21,276	1.50%	N/A	N/A

17. EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

Employment Agreements. On May 26, 2011, the Company entered into an Amended and Restated Employment Agreement (the “Agreement”) with Mr. Gregory Garrabrants as President and Chief Executive Officer of the Company. The Agreement, effective as of May 26, 2011, amends and restates that employment agreement between the Company and Mr. Garrabrants on October 22, 2007. The term of the Employment Agreement runs through June 30, 2015. Under the Agreement, after July 1, 2011, Mr. Garrabrants will receive an annual base salary of $375,000. Contingent upon shareholder approval, the Agreement also provides for, an Annual Cash Incentive Award based upon five performance objectives set by the Company which will be individually measured at the end of each fiscal year and could aggregate to an amount between 0% and 105% of Mr. Garrabrants’ base salary and an Annual Restricted Stock Unit Award equal to 40,000 shares of common stock multiplied by a factor ranging from 0 to 3 based upon the Company’s annual return on average common equity, annual asset growth and certain monthly-agreed qualitative factors established by the Company. Upon termination of the Employment Agreement by the Company “without cause” or by Mr. Garrabrants for “good reason” (as such terms are defined in the Employment Agreement), Mr. Garrabrants will be entitled to (a) an amount in cash equal to two times his base salary, (b) a pro-rated portion of his target annual cash incentive award, (c) accelerated vesting of his equity incentive awards outstanding, including restricted stock unit awards, (d) at the Company’s election, either a pro-rated portion of his annual restricted stock unit award based upon the Company’s return on equity, or an equivalent amount in cash, and (e) continuation of health benefits for up to twelve months.

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

401(k) Plan. The Company has a 401(k) Plan whereby substantially all of its employees may participate in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. For the fiscal year ended June 30, 2011, 2010, and 2009 expense attributable to the plan amounted to $0, $1, and $1, respectively.

Deferred Compensation Plans. Effective August 1, 2003, the Company adopted the Bank of Internet USA Nonqualified Deferred Compensation Plans (“Deferred Compensation Plans”) which cover designated key management employees and directors who elect to participate. The Deferred Compensation Plans allow eligible employees and directors to elect to defer up to 100% of their compensation, including commissions, bonuses and director fees. Although the Deferred Compensation Plans provide that the Company may make discretionary contributions to a participant’s account, no such discretionary contributions have been made through the period ending June 30, 2011. Participant deferrals are fully vested at all times, and discretionary contributions, if any, will be subject to a vesting schedule specified by the Company. Participants in the Deferred Compensation Plans may elect to invest their accounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the book value of the Company’s common stock. The Compensation Committee of the Board of Directors administrates the Deferred Compensation Plans. At June 30, 2011 and 2010, there was $1 and $1 deferred in connection with the Deferred Compensation Plans.

18. PARENT-ONLY CONDENSED FINANCIAL INFORMATION

The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:

BofI Holding, Inc. CONDENSED BALANCE SHEETS
	June 30,
	2011	2010
ASSETS
Cash and cash equivalents	$1,443	$9,950
Loans	23	18
Investment securities	93	661
Other assets	1,537	287
Due from subsidiary	100	96
Investment in subsidiary	154,366	128,552
TOTAL	$157,562	$139,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Accrued interest payable	15	16
Accounts payable and accrued liabilities	4,591	4,585
Total liabilities	9,761	9,756
Stockholders’ equity	147,801	129,808
TOTAL	$157,562	$139,564

BofI Holding, Inc. STATEMENTS OF INCOME
	Year Ended June 30,
	2011	2010	2009
Interest income	$1,025	$656	$110
Interest expense	147	150	238
Net interest (expense) income	878	506	(128)
Provision for loan losses	274	—	—
Net interest (expense) income, after provision for loan losses	604	506	(128)
Non-interest income (loss)	1,399	12,452	6
Non-interest expense	2,676	6,508	1,275
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiary	(673)	6,450	(1,397)
Dividends from subsidiary	650	1,300	1,900
Equity in undistributed earnings of subsidiary	20,637	13,378	6,639
Net income	$20,614	$21,128	$7,142

BofI Holding, Inc. STATEMENT OF CASH FLOWS
	Year Ended June 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,614	$21,128	$7,142
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(961)	(632)	(101)
Accretion of discounts on loans	(33)	(1)	—
Net gain on investment securities	(1,423)	(12,452)	—
Provision for loan losses	274	—	—
Stock-based compensation expense	2,153	866	651
Equity in undistributed earnings of subsidiary	(20,637)	(13,378)	(6,639)
Decrease (increase) in other assets	(973)	(30)	49
Increase (decrease) in other liabilities	(909)	3,967	(85)
Net cash provided by (used in) operating activities	(1,895)	(532)	1,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held to maturity securities	—	(14)	(791)
Proceeds from sale of available for sale securities	1,828	13,627	—
Proceeds from repayments of investment securities	807	—	—
Purchase of loans, net of discount	(532)	(17)	—
Proceeds from principal repayments on loans	5	—	—
Investment in subsidiary	(10,000)	(21,000)	(1,171)
Net cash used in investing activities	(7,892)	(7,404)	(1,962)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock—Series B	—	—	1,017
Proceeds from exercise of common stock options	922	1,790	1
Proceeds from issuance of common stock	4	15,094	—
Tax effect from exercise of common stock options	663	789	(15)
Purchase treasury shares	—	—	(1,006)
Cash dividends on convertible preferred stock	(309)	(611)	(594)
Net cash provided by (used in) financing activities	1,280	17,062	(597)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,507)	9,126	(1,542)
CASH AND CASH EQUIVALENTS—Beginning of year	9,950	824	2,366
CASH AND CASH EQUIVALENTS—End of year	$1,443	$9,950	$824

19. OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related tax effects were as follows:

	Year Ended June 30,
	2011	2010	2009
Unrealized gain (loss) from securities:
Net unrealized gain (loss) from available for sale securities	$(10,307)	$12,390	$8,806
Other-than-temporary impairment on hold to maturity securities recognized in other comprehensive income	4,401	4,241	(12,377)
Reclassification of net (gain) loss from available for sale securities included in income	(2,420)	(13,037)	5,086
Unrealized gain (loss), net of reclassification adjustments, before income tax	(8,326)	3,594	1,515
Income tax provision (benefit)	(3,312)	1,477	606
Other comprehensive income (loss)	$(5,014)	$2,117	$909

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended
2011	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$25,334	$23,928	$22,584	$21,089
Interest expense	8,919	8,625	8,461	8,417
Net interest income	16,415	15,303	14,123	12,672
Provision for loan losses	1,450	1,150	1,600	1,600
Net interest income after provision for loan losses	14,965	14,153	12,523	11,072
Non-interest income	2,020	1,924	1,927	2,122
Non-interest expense	7,666	7,429	6,240	5,199
Income before income taxes	9,319	8,648	8,210	7,995
Income tax expense	3,774	3,373	3,283	3,163
Net income	$5,545	$5,275	$4,927	$4,832
Net income attributable to common stock	$5,467	$5,198	$4,850	$4,755
Basic earnings per share	$0.50	$0.48	$0.45	$0.45
Diluted earnings per share	$0.50	$0.48	$0.45	$0.45

	Quarters Ended
2010	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$20,722	$21,207	$21,866	$21,777
Interest expense	8,253	8,598	8,890	9,212
Net interest income	12,469	12,609	12,976	12,565
Provision for loan losses	925	1,250	1,600	2,000
Net interest income after provision for loan losses	11,544	11,359	11,376	10,565
Non-interest income (loss)	899	5,675	2,751	(1,009)
Non-interest expense	4,809	4,705	4,492	3,277
Income before income taxes	7,634	12,329	9,635	6,279
Income tax expense	2,937	5,154	4,087	2,571
Net income	$4,697	$7,175	$5,548	$3,708
Net income attributable to common stock	$4,605	$7,002	$5,375	$3,535
Basic earnings per share	$0.45	$0.82	$0.64	$0.43
Diluted earnings per share	$0.44	$0.77	$0.61	$0.41

21. SUBSEQUENT EVENT

On September 7, 2011, the Company closed an offering of 12,117 shares of our 6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock. Gross proceeds were $12,117 with net proceeds after expenses of approximately $11,477. Each share of the Preferred Stock may be converted at any time, at the option of the holder, into 61.92 shares of our common stock (which reflects an approximate initial conversion price of $16.15 per share of our common stock)

plus cash in lieu of fractional shares, subject to anti-dilution and other adjustments. The conversion rate will be subject to certain anti-dilution and other adjustments, as described herein. In addition, if the closing price of our common stock exceeds $20.50 for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, we may at our option cause some or all of the Preferred Stock to be automatically converted into common stock at the then prevailing conversion rate.