Form 10-K/A
period 2011-06-30
BofI Holding, Inc.
filed 2011-09-30
CIK 1299709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 to

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51201

BofI HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0867444
(State or other jurisdiction of incorpation or organization)	(I.R.S. Employer Identification No.)

12777 High Bluff Drive, Suite 100, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 350-6200

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ Global Select Market of $15.51 on December 31, 2010 was $134,534,000.

The number of shares of the Registrant’s common stock outstanding as of August 26, 2011 was 10,475,351.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2011 are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K (this “Amended Form 10-K”) of BofI Holding, Inc. amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 which was filed with the Securities and Exchange Commission on September 13, 2011 (the “Original Form 10-K”) solely to add reference to an active registration statement in Exhibit 23.1, which was inadvertently omitted from Exhibit 23.1 in the Original Form 10-K.

This Amended Form 10-K consists solely of the preceding cover page, this Explanatory Note, amended Item 15, the signature page, the restated consent filed as Exhibit 23.1, and restated Exhibits 31.1, 31.2, 32.1 and 32.2.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.

(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to

3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.

3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.

3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.

3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.

3.1.4	Certificate Eliminating Reference to a Series of Shares of Stock from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed by the Company on September 7, 2011.

3.2	Bylaws of the Company	Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.

4.1	Certificate of Designations—Series A – 6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.

4.2	Certificate of Designations—6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on September 2, 2011.

4.3	Certificate of Amendment to Certificate of Designations—6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on September 7, 2011.

10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.

10.2*	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.

10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.

10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.

10.5	Office Space Lease, dated April 25, 2005, for 12777 High Bluff Drive, San Diego, California 92130 by and between DL San Diego LP, a Delaware Limited Partnership, Landlord, and Bank of Internet USA, a federal savings bank, Tenant	Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on April 28, 2005.

Exhibit Number	Description	Incorporated By Reference to

10.6	First Amendment to Lease, dated March 18, 2010, for Highlands Plaza II, located at 12777 High Bluff Drive, San Diego, California 92130, by and between Arden Realty Limited Partnership, a Maryland limited partnership, Landlord, and Bank of Internet USA, a federal savings bank, Tenant.	Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on May 6, 2010.

10.7*	First Amended Employment Agreement, dated April 22, 2010, between Bank of Internet USA and Andrew J. Micheletti.	Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on April 28, 2010.

10.8	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.

10.9*	Employment Agreement, dated October 22, 2007, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.2 to the Current Report on Form 8-K filed by the Company on October 23, 2007.

10.9.1*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on May 27, 2011.

21.1	Subsidiaries of the Company consist of Bank of Internet USA (federal charter) and BofI Trust I (Delaware charter)

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney.	Previously filed.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date: September 30, 2011	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer

3