Form 10-Q
period 2011-09-30
BofI Holding, Inc.
filed 2011-11-08
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date:10,509,556 shares of common stock, $0.01par value per share, as of November 4, 2011.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Cash and due from banks	$7,412	$5,820
Federal funds sold	26,183	3,232
Total cash and cash equivalents	33,595	9,052
Securities:
Trading	5,248	5,053
Available for sale	156,130	145,671
Held to maturity (fair value $365,229 as of September 2011, $387,286 as of June 2011)	350,066	370,626
Stock of the Federal Home Loan Bank, at cost	15,225	15,463
Loans held for sale, carried at fair value	40,478	20,110
Loans held for sale, lower of cost or fair value	8,721	—
Loans—net of allowance for loan losses of $8,008 (September 2011) and $7,419 (June 2011)	1,443,860	1,325,101
Accrued interest receivable	5,899	6,577
Furniture, equipment and software—net	3,807	3,153
Deferred income tax	9,504	9,719
Cash surrender value of life insurance	5,132	5,087
Other real estate owned and repossessed vehicles	5,269	9,604
Other assets	14,108	14,871
TOTAL ASSETS	$2,097,042	$1,940,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$9,812	$7,369
Interest bearing	1,484,346	1,332,956
Total deposits	1,494,158	1,340,325
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	287,000	305,000
Subordinated debentures and other borrowings	5,155	7,655
Accrued interest payable	2,026	2,237
Accounts payable and accrued liabilities	12,210	7,104
Total liabilities	1,930,549	1,792,321
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized;
Series A—$10,000 stated value and liquidating preference per share; 515 (September 2011) and 515 (June 2011) shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value and liquidating preference per share; 12,117 (September 2011) shares issued and outstanding	11,584	—
Common stock—$0.01 par value; 25,000,000 shares authorized; 11,223,365 shares issued and 10,185,953 shares outstanding (September 2011); 11,151,963 shares issued and 10,436,332 shares outstanding (June 2011);	112	112
Additional paid-in capital	89,053	88,343
Accumulated other comprehensive loss—net of tax	(637)	(971)
Retained earnings	66,559	60,152
Treasury stock, at cost; 737,412 shares (September 2011) and 715,631 shares (June 2011)	(5,241)	(4,933)
Total stockholders’ equity	166,493	147,766
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,097,042	$1,940,087

See accompanying notes to the condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except earnings per share)
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$20,751	$12,849
Investments	7,014	8,240
Total interest and dividend income	27,765	21,089
INTEREST EXPENSE:
Deposits	6,527	5,227
Advances from the Federal Home Loan Bank	1,580	1,706
Other borrowings	1,481	1,484
Total interest expense	9,588	8,417
Net interest income	18,177	12,672
Provision for loan losses	2,363	1,600
Net interest income, after provision for loan losses	15,814	11,072
NON-INTEREST INCOME:
Other-than-temporary loss on securities:
Total impairment losses	(765)	(631)
Loss recognized in other comprehensive income (loss)	168	201
Net impairment loss recognized in earnings	(597)	(430)
Fair value gain on trading securities	195	39
Total unrealized loss on securities	(402)	(391)
Prepayment penalty fee income	61	1,000
Mortgage banking income	4,785	1,393
Banking service fees and other income	126	120
Total non-interest income	4,570	2,122
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	4,705	2,821
Professional services	573	434
Occupancy and equipment	262	165
Data processing and internet	383	230
Advertising and promotional	458	157
Depreciation and amortization	298	75
Real estate owned and repossessed vehicles	1,784	213
FDIC and Primary Federal Regulator fees	325	438
Other general and administrative	764	666
Total non-interest expense	9,552	5,199
INCOME BEFORE INCOME TAXES	10,832	7,995
INCOME TAXES	4,299	3,163
NET INCOME	$6,533	$4,832
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$6,407	$4,755
COMPREHENSIVE INCOME	$6,867	$2,480
Basic earnings per share	$0.59	$0.45
Diluted earnings per share	$0.58	$0.45
See accompanying notes to the condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Net of Income Tax	Treasury Stock	Comprehensive Income	Total
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—July 1, 2011	515	$5,063	11,151,963	(715,631)	10,436,332	$112	$88,343	$60,152	$(971)	$(4,933)		$147,766
Comprehensive income:
Net income	—	—	—	—	—	—	—	6,533	—	—	$6,533	6,533
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	334	—	334	334
Total comprehensive income											$6,867
Cash dividends on preferred stock	—	—	—	—	—	—	—	(126)	—	—		(126)
Issuance of convertible preferred stock	12,117	11,584	—	—	—	—	—	—	—	—		11,584
Stock-based compensation expense	—	—	—	—	—	—	570	—	—	—		570
Restricted stock grants	—	—	71,402	(21,781)	49,621	—	140	—	—	(308)		(168)
BALANCE—September 30, 2011	12,632	$16,647	11,223,365	(737,412)	10,485,953	$112	$89,053	$66,559	$(637)	$(5,241)		$166,493

See accompanying notes to the condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,533	$4,832
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(3,261)	(4,379)
Net accretion of discounts on loans	(273)	(826)
Amortization of borrowing costs	—	1
Stock-based compensation expense	570	380
Valuation of financial instruments carried at fair value	(195)	(39)
Impairment charge on securities	597	430
Provision for loan losses	2,363	1,600
Deferred income taxes	1,205	(976)
Origination of loans held for sale	(90,369)	(60,623)
Unrealized gain on loans held for sale	(573)	(380)
Gain on sales of loans held for sale	(4,212)	(1,013)
Proceeds from sale of loans held for sale	147,454	50,259
Loss on sale of other real estate and foreclosed assets	1,478	—
Depreciation and amortization of furniture, equipment and software	298	75
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	678	(374)
Other assets	(1,070)	(524)
Accrued interest payable	(211)	(38)
Accounts payable and accrued liabilities	4,750	3,328
Net cash provided by (used) in operating activities	$65,762	$(8,267)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(25,002)	(42,291)
Proceeds from sale of available for sale mortgage-backed-securities	—	—
Proceeds from repayment of securities	38,326	59,868
Purchase of stock of Federal Home Loan Bank	(470)	—
Proceeds from redemption of stock of Federal Home Loan Bank	708	699
Origination of loans, net	(252,626)	(67,020)
Proceeds from sales of repossessed assets	3,355	959
Purchases of loans, net of discounts and premiums	—	(80,669)
Principal repayments on loans	50,463	42,565
Net purchases of furniture, equipment and software	(952)	(437)
Net cash used in investing activities	$(186,198)	$(86,326)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	153,833	23,544
Proceeds from the Federal Home Loan Bank advances	48,000	102,000
Repayment of the Federal Home Loan Bank advances	(66,000)	(35,000)
Repayment of other borrowings	(2,500)	—
Proceeds from exercise of common stock options	—	124
Proceeds from issuance of common stock	—	1
Proceeds from issuance of preferred stock	11,584	—
Tax benefit from exercise of common stock options and vesting of restricted stock grants	140	95
Cash dividends on preferred stock	(78)	(77)
Net cash provided by financing activities	144,979	90,687
NET CHANGE IN CASH AND CASH EQUIVALENTS	24,543	(3,906)
CASH AND CASH EQUIVALENTS—Beginning of year	9,052	18,205
CASH AND CASH EQUIVALENTS—End of period	$33,595	$14,299
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$9,799	$8,455
Income taxes paid	$125	$1,012
Transfers to other real estate and repossessed vehicles	$498	$2,092
Transfers from loans held for investment to loans held for sale	$81,029	$—
Preferred stock dividends declared but not paid	$48	$—

See accompanying notes to the condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except earnings per share)
(Unaudited)

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, BofI Federal Bank (formerly Bank of Internet USA, the “Bank” and collectively with BofI Holding, Inc., the “Company”). All significant intercompany balances have been eliminated in consolidation.
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2011 included in our Annual Report on Form 10-K.
Certain reclassifications have been made to the prior-period financial statements to conform to the current period presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES
Securities. We classify investment securities as either trading, available for sale or held to maturity. Trading securities are those securities for which we have elected fair value accounting. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available for sale are reported at fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair value from our internal pricing models. Securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Amortization of purchase premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.
At each reporting date, we monitor our available for sale and held to maturity securities for other-than-temporary impairment. Other-than-temporary credit impairment losses are recognized in non-interest income and non-credit impairment losses are recognized through other comprehensive income, with a corresponding reduction in the carrying value of the investment.
Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as income, based on the difference between sales proceeds and carrying value.
Loans that were originated with the intent and ability to hold for the foreseeable future (loans held in portfolio) but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated on an individual loan by loan basis and unrealized losses are recognized through the income statement.
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
Allowance for Loan Losses. The allowance for loan losses is maintained at a level to provide for probable incurred losses within the loan portfolio based on evaluating known and inherent risks in the loans held for investment and upon management's continuing analysis of the factors underlying the quality of the loans held for investment. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the control of the Bank.
The allowance for loan loss includes specific and general reserves. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible. Specific reserves are provided for impaired loans considered TDRs. All other impaired loans are written down through charge-offs to the fair value of collateral, less estimated selling cost, and no specific or general reserve is provided. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which terms have been modified resulting in a concession and for which the borrower is experiencing financial difficulties are considered TDRs and classified as impaired. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.
A general reserve is included in the allowance for loan loss and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank's actual annual historic charge-off rates and applies the average historic rates to the outstanding loan balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors.
General loan loss reserves are calculated by grouping each loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated allowance rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios. General loan loss reserves for consumer loans are calculated by grouping each loan by credit score (e.g. according to the model of the Fair Isaac Corporation or “FICO” score) at origination and applying an estimated allowance rate to each group. In addition to credit score grading, general loan loss reserves are increased for all consumer loans determined to be 90 days or more past due. Specific reserves or direct charge-offs are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve or direct charge-off is based on discounted cash flows, observable market prices or the estimated value of underlying collateral. Specific loan charge-offs on impaired loans are recorded as a write-off and a decrease to the allowance in the period the impairment is identified. A loan is classified as a TDR when management determines that an existing borrower is in financial distress and the borrower's loan terms are modified to provide the borrower a financial concession (e.g. lower payment) that would not otherwise be provided by another lender based upon borrower's current financial condition. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
If the present value of estimated cash flows under the modified terms of a TDR discounted at the original loan effective rate is less than the book value of the loan before the TDR, the excess is specifically allocated to the loan in the allowance for loan losses.
New Accounting Pronouncements. In April 2011, the FASB issued an ASU 2011-20 (Topic 310), “A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring.” This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the ASU had no material impact on the Company’s financial position, results of operations or cash flows.

3.	FAIR VALUE
ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “Fair Value Option”) at specified election dates. At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected. The objective of the Fair Value Option is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

ASC 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. When available, the Company generally uses quoted market prices to determine fair value, in which case the items are classified in Level 1. In some cases where a market price is available, the Company will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified in Level 2.

ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased.
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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At September 30, 2011, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 36.7% of all banks in the collateral pools, compared to 27.8% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At September 30, 2011, the Company used a weighted average discount margin of 448.6 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at September 30, 2011 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $661. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $788.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in August 2011) was 9.1%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at September 30, 2011 are from 0.9% up to 27.8% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at September 30, 2011 are from 20.8% up to 77.8% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at September 30, 2011, the Company computed its discount rates as a spread between 223 and 359 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
Loans Held for Sale. Loans held for sale at fair value are primarily single-family and multi-family residential loans. The fair value of loans held for sale is determined, by pricing for comparable assets or by existing forward sales commitment prices with investors.
Impaired Loans. Impaired loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged and the accrual of interest income has been discontinued. The impaired loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The Bank assesses loans individually and identifies impairment when the loan is classified as impaired or been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing. The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral. The fair value of impaired loans with specific write-offs or allocations of the allowance for loan and lease losses are generally based on recent real estate appraisals or other third-party valuations and analysis of cash flows. These appraisals and analysis may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. Adjustments are routinely made in the process by the appraisers to adjust for differences between the comparable sales and income data available. These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.
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
Mortgage Banking Derivatives. Level 3 fair values for mortgage banking derivatives are either based upon prices in active secondary markets for identical securities or based on quoted market prices of similar assets used to form a dealer quote or a pricing matrix. If no such quoted price exists, the fair value of a commitment is determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment.

The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company's valuation methodologies are appropriate and consistent with [or, in some cases, more conservative than] other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the relevant reporting date.
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and June 30, 2011. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
	September 30, 2011
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,248	$5,248
Securities—Available for Sale:
Agency Debt	—	14,992	—	14,992
Agency RMBS	—	59,033	—	59,033
Non-Agency RMBS	—	—	82,105	82,105
Total—Securities—Available for Sale	$—	$74,025	$82,105	$156,130
Loans Held for Sale	$—	$49,199	$—	$49,199
Other assets—Derivative instruments	$—	$—	$2,138	$2,138

	June 30, 2011
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,053	$5,053
Securities—Available for Sale:
Agency Debt	$—	$—	$—	$—
Agency RMBS	—	61,919	—	61,919
Non-Agency RMBS	—	—	83,752	83,752
Total—Securities—Available for Sale	$—	$61,919	$83,752	$145,671
Loans Held for Sale	$—	$20,110	$—	$20,110
Other assets—Derivative instruments	$—	$—	$543	$543

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the three month period ended
	September 30, 2011		September 30, 2010
	Trading Securities Other Debt Securities: Non-Agency	Available for Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Available for Sale Securities: RMBS Non-Agency
	(Dollars in thousands)
Assets:
Beginning Balance	$5,053	$83,752	$4,402	$123,186
Total gains/(losses)—(realized/unrealized):
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	195	—	39	—
Included in other comprehensive income	—	850	—	(114)
Purchases, issuances, and settlements:	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(2,389)	—	(5,187)
Other than temporary impairment	—	(108)	—	—
Transfers into Level 3	—	—	—	—
Ending balance	$5,248	$82,105	$4,441	$117,885

The Table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Interest income on investments	$30	$32
Fair value adjustment	195	39
Total	$225	$71

The Table below summarizes assets measured for impairment on a non-recurring basis was as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
	September 30, 2011
Impaired Loans:
Single Family	$—	$—	$5,151	$5,151
Multifamily	—	—	2,422	2,422
Total	—	—	7,573	7,573
Other real estate owned and foreclosed assets:
Single Family	—	—	1,272	1,272
Multifamily	—	—	2,381	2,381
RV/Auto	—	—	1,616	1,616
Total	$—	$—	$5,269	$5,269
HTM Securities-Non Agency MBS	$—	$—	$107,519	$107,519

	June 30, 2011
Impaired Loans:
Single Family	$—	$—	$3,812	$3,812
Multifamily	—	—	611	611
Total	—	—	4,423	4,423
Other real estate owned and foreclosed assets:
Single Family	—	—	1,779	1,779
Multifamily	—	—	5,899	5,899
Commercial			—	—
RV/Auto	—	—	1,926	1,926
Total	$—	$—	$9,604	$9,604
HTM Securities-Non Agency MBS	$—	$—	$108,354	$108,354

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $7,573 after a write-off of $1,619, and a valuation allowance of $292 at September 30, 2011, resulting in an additional provision for loan losses of $921 during the three months ended September 30, 2011 and $605 for the three months ended September 30, 2010. At June 30, 2011, our collateral-dependent loans had a carrying amount of $4,423 after a write-off of $1,207.
Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $3,653 after charge offs of $1,078 and operating expenses of $98 for the three months ended September 30, 2011. At September 30 2010, our other real estate owned had a net carrying amount of $2,738 after a valuation allowance of $413 and operating expenses of $50.
Held to maturity securities measured for impairment on a non-recurring basis had a carrying amount of $107,519 at September 30, 2011, after charges to income of $489 and charges to other comprehensive income of $168 during the three months ended September 30, 2011. During the three months ended September 30, 2010, the Company recognized a charge to income of $424 and charges from other comprehensive income of $2,682. These held to maturity securities are valued using Level 3 inputs.
Fair value of Financial Instruments
Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	September 30, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$33,595	$33,595	$9,052	$9,052
Securities trading	5,248	5,248	5,053	5,033
Securities available for sale	156,130	156,130	145,671	145,671
Securities held to maturity	350,066	365,229	370,626	387,286
Stock of the Federal Home Loan Bank	15,525	N/A	15,463	N/A
Loans held for sale	49,199	49,772	20,110	20,110
Loans held for investment—net	1,443,860	1,495,612	1,325,101	1,372,243
Accrued interest receivable	5,899	5,899	6,577	6,577
Financial liabilities:
Time deposits and savings	1,494,158	1,516,082	1,340,325	1,347,951
Securities sold under agreements to repurchase	130,000	154,105	130,000	142,881
Advances from the Federal Home Loan Bank	287,000	298,044	305,000	311,477
Subordinated debentures and other borrowings	5,155	5,137	7,655	7,655
Accrued interest payable	2,026	2,026	2,237	2,237

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:
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
The amortized cost, carrying amount and fair value for the major categories of securities trading, available for sale, and held to maturity at September 30, 2011 and June 30, 2011 were:

	Trading	Available for sale				Held to maturity
	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
	(Dollars in Thousands)
	September 30, 2011
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$57,440	$1,628	$(35)	$59,033	$75,630	$3,197	$—	$78,827
Non-agency [2]	—	72,048	10,057	—	82,105	238,196	14,399	(6,703)	245,892
Total mortgage-backed securities	—	129,488	11,685	(35)	141,138	313,826	17,596	(6,703)	324,719
Other debt securities:
U.S. agencies [1]	—	15,002	—	(10)	14,992	—	—	—	—
Municipal	—	—	—	—	—	36,240	4,270	—	40,510
Non-agency	5,248	—	—	—	—	—	—	—	—
Total other debt securities	5,248	15,002	—	(10)	14,992	36,240	4,270	—	40,510
Total debt securities	$5,248	$144,490	$11,685	$(45)	$156,130	$350,066	$21,866	$(6,703)	$365,229

	June 30, 2011
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$60,212	$1,707	$—	$61,919	$77,941	$2,317	$(196)	$80,062
Non-agency [2]	—	74,545	9,406	(199)	83,752	246,455	15,851	(2,625)	259,681
Total mortgage-backed securities	—	134,757	11,113	(199)	145,671	324,396	18,168	(2,821)	339,743
Other debt securities:
U.S. agencies [1]	—	—	—	—	—	9,976	—	(149)	9,827
Municipal	—	—	—	—	—	36,254	1,517	(55)	37,716
Non-agency	5,053	—	—	—	—	—	—	—	—
Total other debt securities	5,053	—	—	—	—	46,230	1,517	(204)	47,543
Total debt securities	$5,053	$134,757	$11,113	$(199)	$145,671	$370,626	$19,685	$(3,025)	$387,286
 __________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available for sale portfolio with a total fair value of $82,105 at September 30, 2011 consists of 24 different issues of super senior securities with a fair value of $46,594; two senior structured whole loan securities with a fair value of $35,430 and three mezzanine z-tranche securities with a fair value of $81 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.
The non-agency RMBS held-to-maturity portfolio with a carrying value of $238,196 at September 30, 2011 consists of 82 different issues of super senior securities totaling $233,934 one senior-support security with a carrying value of $3,560 and one other security with a carrying value of $702. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $5,114 impairment loss during fiscal 2010 and zero during fiscal 2011. At September 30, 2011 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $3,724, respectively. For the three months ended September 30, 2011 the security had not experienced additional impairments.
The current face amounts of debt securities available for sale and held to maturity that were pledged to secure borrowings at September 30, 2011 and June 30, 2011 were $408,558 and $420,042 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Available for sale securities in loss position for						Held to maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
	September 30, 2011
RMBS:
U.S. agencies	$12,459	$(35)	$—	$—	$12,459	$(35)	$—	$—	$—	$—	$—	$—
Non-agency	—	—	—	—	—	—	39,365	(1,448)	53,765	(5,255)	93,130	(6,703)
Total RMBS securities	12,459	(35)	—	—	12,459	(35)	39,365	(1,448)	53,765	(5,255)	93,130	(6,703)
Other Debt:
U.S. agencies	14,992	(10)	—	—	14,992	(10)	—	—	—	—	—	—
Total Other Debt	14,992	(10)	—	—	14,992	(10)	—	—	—	—	—	—
Total debt securities	$27,451	$(45)	$—	$—	$27,451	$(45)	$39,365	$(1,448)	$53,765	$(5,255)	$93,130	$(6,703)

	June 30, 2011
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—	$9,903	$(196)	$—	$—	$9,903	$(196)
Non-agency	2,674	(199)	—	—	2,674	(199)	18,946	(262)	46,665	(2,363)	65,611	(2,625)
Total RMBS securities	2,674	(199)	—	—	2,674	(199)	28,849	(458)	46,665	(2,363)	75,514	(2,821)
Other Debt:
U.S. agencies	—	—	—	—	—	—	9,828	(149)	—	—	9,828	(149)
Municipal Debt	—	—	—	—	—	—	5,567	(55)	—	—	5,567	(55)
Total Other Debt	—	—	—	—	—	—	15,395	(204)	—	—	15,395	(204)
Total debt securities	$2,674	$(199)	$—	$—	$2,674	$(199)	$44,244	$(662)	$46,665	$(2,363)	$90,909	$(3,025)

There were 10 securities that were in a continuous loss position at September 30, 2011 for a period of more than 12 months. There were 8 securities that were in a continuous loss position at June 30, 2011 for a period of more than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Beginning balance	$(9,033)	$(7,492)
Additions for the amounts related to credit loss for which an other-than- temporary impairment was not previously recognized	(57)	(387)
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	(540)	(43)
Ending balance	$(9,630)	$(7,922)

At September 30, 2011, 38 non-agency RMBS with a total carrying amount of $110,331 were determined to have cumulative credit losses of $9,630 of which $597 was recognized in earnings during the three months ended September 30, 2011 and $1,541 was recognized in earnings during fiscal 2011. This quarter’s other-than-temporary impairment of $597 is related to 12 non-agency RMBS with a total carrying amount of $23,471. In accordance with ASC Topic 320-10-65-65.1, recognition and presentation of other-than-temporary impairment, the Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than -temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 3. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted increase or decrease in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate announced prior to the end of the period covered by this report (reported in August 2011) was 9.1%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
The Company had no gross gains and losses realized through earnings upon the sale of available for sale securities for the three months ended September 30, 2011 and 2011.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensiveloss as follows:

	September 30, 2011	June 30, 2011
	(Dollars in Thousands)
Available for sale debt securities—net unrealized gains	$11,640	$10,914
Held to maturity debt securities—other-than-temporary impairment loss	(12,706)	(12,538)
Subtotal	(1,066)	(1,624)
Tax benefit	429	653
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(637)	$(971)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available for sale and held to maturity at September 30, 2011 were:

	September 30, 2011
	Available for sale		Held to maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
	(Dollars in Thousands)
RMBS—U.S. agencies[1]:
Due within one year	$2,944	$3,029	$3,665	$3,805	$—
Due one to five years	11,014	11,326	13,090	13,593	—
Due five to ten years	12,524	12,871	13,619	14,149	—
Due after ten years	30,958	31,807	45,256	47,280	—
Total RMBS—U.S. agencies[1]	57,440	59,033	75,630	78,827	—
RMBS—Non-agency:
Due within one year	11,362	12,580	31,869	33,267	—
Due one to five years	29,464	32,702	67,773	71,353	—
Due five to ten years	14,812	16,884	41,419	43,353	—
Due after ten years	16,410	19,939	97,135	97,919	—
Total RMBS—Non-agency	72,048	82,105	238,196	245,892	—
Other debt:
Due within one year	15,002	14,992	—	—	—
Due one to five years	—	—	—	—	—
Due five to ten years	—	—	1,308	1,356	—
Due after ten years	—	—	34,932	39,154	5,248
Total other debt	15,002	14,992	36,240	40,510	5,248
Total	$144,490	$156,130	$350,066	$365,229	$5,248
 __________________________
1. Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSS
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2011	June 30, 2011
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential single family (one to four units)	$604,448	$517,637
Home equity	34,881	36,424
Residential multifamily (five units or more)	641,486	647,381
Commercial real estate and land	37,860	37,985
Consumer—Recreational vehicle	28,353	30,406
Other	108,448	66,582
Total gross loans	1,455,476	1,336,415
Allowance for loan losses	(8,008)	(7,419)
Unaccreted discounts and loan fees	(3,608)	(3,895)
Net loans on real estate	$1,443,860	$1,325,101

Allowance for Loan Loss. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the allowance) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at September 30, 2011, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
Allowance for Credit Loss Disclosures—The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle ("RV") and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at September 30, 2011 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $26,520 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $6,795; 715 – 769: $9,284; 700 -714: $2,947; 660 – 699: $6,499 and less than 660: $858.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:
The Company had $596,259 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $418,249; 61% – 70%: $141,022; 71% -80%: $32,914; and greater than 80%: $4,074.
The Company had $635,019 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $299,387; 56% – 65%: $198,466; 66% – 75%: $118,455; 76% – 80%: $14,590 and greater than 80%: $4,121. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $36,125 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $20,544; 51% – 60%: $10,090; 61% – 70%: $4,573; and 71% – 80%: $918.

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended September 30, 2011
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
Balance at July 1, 2011	$2,277	$158	$2,326	$167	$2,441	$50	$7,419
Provision for loan loss	853	140	559	(5)	666	150	2,363
Charge-offs	(666)	(114)	(192)	—	(588)	(1)	(1,561)
Transfers to held for sale	(43)		(170)				(213)
Recoveries	—	—	—	—	—	—	—
Balance at September 30, 2011	$2,421	$184	$2,523	$162	$2,519	$199	$8,008

	For the Three Months Ended September 30, 2010
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
Balance at July 1, 2010	$1,721	$205	$1,860	$213	$1,859	$35	$5,893
Provision for loan loss	692	20	299	(22)	585	26	1,600
Charge-offs	(315)	(42)	(290)	—	(616)	(27)	(1,290)
Transfers to held for sale	—	—	—	—	—	—	—
Recoveries	—	—	223	—	—	—	223
Balance at September 30, 2010	$2,098	$183	$2,092	$191	$1,828	$34	$6,426

The following table presents our loans evaluated individually for impairment by class at:

	September 30, 2011
	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Single Family:
In-house originated	$709	$796	$—
Purchased	4,442	5,643	—
Multifamily:
In-house originated	—	—	—
Purchased	955	1,286	—
Home Equity:
In-house originated	—	—	—
Purchased	—	—	—
Commercial:
In-house originated	—	—	—
Purchased	—	—	—
RV / Auto	—	—	—
Other	—	—	—
With an allowance recorded:
Single Family:
In-house originated	$24	$24	$1
Purchased	3,149	3,013	187
Multifamily:
In-house originated	—	—	—
Purchased	5,512	5,512	689
Home Equity:
In-house originated	158	154	3
Purchased	—	—	—
Commercial:
In-house originated	1,743	1,735	4
Purchased	—	—	—
RV / Auto	1,989	1,970	661
Other	—	—	—
Total	$18,682	$20,134	$1,545
___________
1. The recorded investment in impaired loans also includes $127 of accrued interest receivable and unaccreted discounts and loan fees.

	June 30, 2011
	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Single Family:
In-house originated	$—	$—	$—
Purchased	3,818	4,876	—
Multifamily:
In-house originated	—	—	—
Purchased	615	754	—
Home Equity:
In-house originated	—	—	—
Purchased	—	—	—
Commercial:
In-house originated	—	—	—
Purchased	—	—	—
RV / Auto	—	—	—
Other	—	—	—
With an allowance recorded:
Single Family:
In-house originated	$822	$822	$7
Purchased	3,500	3,512	267
Multifamily:
In-house originated	—	—	—
Purchased	4,281	4,308	23
Home Equity:
In-house originated	216	214	2
Purchased	—	—	—
Commercial:
In-house originated	1,756	1,748	4
Purchased	—	—	—
RV / Auto	2,639	2,563	756
Other	—	—	—
Total	$17,647	$18,797	$1,059
___________
1. The recorded investment in impaired loans also includes $56 of accrued interest receivable and unaccreted discounts and loan fees.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

	September 30, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$188	$3	$689	$4	$661	$—	$1,545
Collectively evaluated for impairment	2,230	181	1,834	158	1,858	202	6,463
Total ending allowance balance	$2,418	$184	$2,073	$162	$2,519	$202	$8,008
Loans:
Loans individually evaluated for impairment[1]	$8,189	$154	$6,467	$1,735	$1,970	$—	$18,515
Loans collectively evaluated for impairment	596,259	34,727	635,019	36,125	26,383	108,448	1,436,961
Principal loan balance	$604,448	$34,881	$641,486	$37,860	$28,353	$108,448	$1,455,476
Unaccreted discounts and loan fees	(1,347)	73	(1,943)	(96)	646	(941)	(3,608)
Accrued interest receivable	1,438	208	1,985	132	137	761	4,661
Total recorded investment in loans	$604,539	$35,162	$641,528	$37,896	$29,136	$108,268	$1,456,529
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$274	$2	$23	$4	$756	$—	$1,059
Collectively evaluated for impairment	2,003	156	2,303	163	1,685	50	6,360
Total ending allowance balance	$2,277	$158	$2,326	$167	$2,441	$50	$7,419
Loans:
Loans individually evaluated for impairment	$8,147	$214	$4,919	$1,748	$2,563	$—	$17,591
Loans collectively evaluated for impairment	509,490	36,210	642,462	36,237	27,843	66,582	1,318,824
Principal loan balance	$517,637	$36,424	$647,381	$37,985	$30,406	$66,582	$1,336,415
Unaccreted discounts and loan fees	(1,938)	89	(2,488)	(132)	731	(157)	(3,895)
Accrued interest receivable	1,351	210	2,275	186	158	574	4,754
Total recorded investment in loans	$517,050	$36,723	$647,168	$38,039	$31,295	$66,999	$1,337,274
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Nonperforming loans consisted of the following at:

	September 30, 2011	June 30, 2011
	(Dollars in Thousands)
Loans secured by real estate:
Single family:
In-house originated	733	796
Purchased	6,130	5,790
Home equity loans:
In-house originated	99	157
Purchased	—	—
Multifamily:
In-house originated	—	—
Purchased	4,305	2,744
Commercial:
In-house originated	—	—
Purchased	—	—
Total nonaccrual loans secured by real estate	11,267	9,487
RV/Auto	177	125
Other	—	—
Total nonperforming loans	11,444	9,612
Nonperforming loans to total loans	0.79%	0.72%

The following table provides the outstanding unpaid balance of loans that are performing and nonperforming by portfolio class at:

	September 30, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Performing	$597,585	$34,782	$637,181	$37,860	$28,176	$108,448	$1,444,032
Nonperforming	6,863	99	4,305	—	177	—	11,444
Total	$604,448	$34,881	$641,486	$37,860	$28,353	$108,448	$1,455,476

	June 30, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Performing	$511,051	$36,267	$644,637	$37,985	$30,281	$66,582	$1,326,803
Nonperforming	6,586	157	2,744	—	125	—	9,612
Total	$517,637	$36,424	$647,381	$37,985	$30,406	$66,582	$1,336,415

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows at:

	September 30, 2011
	Single Family			Multifamily			Commercial
	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
	(Dollars in Thousands)
Performing	$391,729	$205,856	$597,585	$354,012	$283,169	637,181	$8,626	$29,234	$37,860
Non performing	733	6,130	6,863	—	4,305	4,305	—	—	—
Total	$392,462	$211,986	$604,448	$354,012	$287,474	641,486	$8,626	$29,234	$37,860

	June 30, 2011
	Single Family			Multifamily			Commercial
	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
	(Dollars in Thousands)
Performing	$291,549	$219,502	$511,051	$349,276	$295,361	644,637	$9,705	$28,280	$37,985
Non performing	796	5,790	6,586	—	2,744	2,744	—	—	—
Total	$292,345	$225,292	$517,637	$349,276	$298,105	647,381	$9,705	$28,280	$37,985

Approximately 10% and 27% of our non-performing loans at September 30, 2011 and June 30, 2011, respectively, were considered troubled debt restructurings (TDRs). Certain TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. The Company classifies these loans as performing TDRs that consisted of the following at:

	September 30, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Performing loans temporarily modified as TDR	$1,324	$56	$2,163	$1,735	$1,793		$7,071
Non performing loans	6,863	99	4,305	—	177	—	$11,444
Total impaired loans[1]	$8,187	$155	$6,468	$1,735	$1,970	$—	$18,515
________________________
1. The recorded investment in impaired loans also includes $127 of accrued interest receivable and unaccreted discounts and loan fees.

	For the Three Months Ended September 30, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Interest income recognized on performing TDRs	$12	$1	$36	$24	$36	$—	$109
Average balances of performing TDRs	$1,326	$56	$2,167	$1,739	$2,221	$—	$7,509
Average balances of impaired loans	$7,923	$193	$5,429	$1,739	$2,387	$—	$17,671

	For the Three Months Ended September 30, 2010
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Other	Total
	(Dollars in Thousands)
Interest income recognized on performing TDRs	$10	$1	$5	$—	$67	$—	$83
Average balances of performing TDRs	$765	$19	$296	$—	$2,960	$—	$4,040
Average balances of impaired loans	$6,654	$86	$5,926	$—	$4,192	$5	$16,863

The Company's loan modifications included Multifamily and Commercial loans which delinquent property taxes where paid by the Bank and were either repaid by the borrower over a one year period or capitalized and amortized over the remaining life of the loan. The Company's loan modifications also included RV loans in which borrowers were able to make interest-only payments for a period of six months to a year which then reverted back to fully amortizing.

The following table sets forth the loans modified as TDRs as of the dates indicated:

	For the three months ended September 30,
	2011	2010
	(Dollars in Thousands)
Loans secured by real estate:
Single family:
In-house originated	$—	$—
Purchased	—	504
Home equity loans:
In-house originated	—	159
Purchased	—	—
Multifamily:
In-house originated	—	—
Purchased	—	—
Commercial:
In-house originated	—	—
Purchased	—	—
Total TDR loans secured by real estate	—	663
RV/Auto	—	617
Other	—	—
Total loans modified as TDRs	$—	$1,280

The following table sets forth the loans modified as TDRs within the previous twelve months for which there was a payment default during the periods indicated:

For the three months ended September 30,
	2011	2010
(Dollars in Thousands)
Loans secured by real estate:
Single family:
In-house originated	$—	$—
Purchased	—	—
Home equity loans:
In-house originated	—	—
Purchased	—	—
Multifamily:
In-house originated	—	—
Purchased	—	—
Commercial:
In-house originated	—	—
Purchased	—	—
Total TDR loans secured by real estate	—	—
RV/Auto	—	175
Other	—	—
Total loans modified as TDRs	$—	$175
______________________
1. The Company defines a payment default as 90 days past due.
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
The Company reviews and grades all single-family mortgage loans with unpaid principal balances of $500,000 or more once per year. The Company reviews and grades all multi-family loans and commercial mortgage loans with unpaid principal balances of $750,000 or more once per year. A sample of 5% of all other loans is reviewed once per year. The Company reviews and evaluates all impaired loans on at least a quarterly basis for additional impairment and adjusted accordingly.

The following table presents the composition of our loan portfolio by credit quality indicators at:

	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$391,729	$—	$733	$—	$392,462
Purchased	199,854	922	11,210	—	211,986
Home equity loans:
In-house originated	12,890	43	136	—	13,069
Purchased	21,812	—	—	—	21,812
Multifamily:
In-house originated	351,829	2,183	—	—	354,012
Purchased	274,538	8,052	4,884	—	287,474
Commercial real estate and land:
In-house originated	6,891	1,735	—	—	8,626
Purchased	27,043	2,191	—	—	29,234
Consumer—RV/Auto and other:	135,841	554	406	—	136,801
Total	$1,422,427	$15,680	$17,369	$—	$1,455,476

	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$292,319	$—	$25	$—	$292,344
Purchased	214,924	4,459	5,910	—	225,293
Home equity loans:
In-house originated	14,256	—	157	—	14,413
Purchased	22,011	—	—	—	22,011
Multifamily:
In-house originated	347,087	2,189	—	—	349,276
Purchased	289,528	5,833	2,744	—	298,105
Commercial real estate and land:
In-house originated	7,897	1,807	—	—	9,704
Purchased	26,082	2,199	—	—	28,281
Consumer—RV/Auto and other:	95,977	657	354	—	96,988
Total	$1,310,081	$17,144	$9,190	$—	$1,336,415

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class at:

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$—	$—	709	$709
Purchased	1,192	606	9,416	11,214
Multifamily:
In-house originated	—	—	—	—
Purchased	—	540	4,314	4,854
Home Equity:
In-house originated	67	43	36	146
Purchased	—	—	—	—
Commercial:
In-house originated	—	—	—	—
Purchased	—	—	—	—
RV / Auto	1,251	372	107	1,730
Other	—	—	—	—
Total	$2,510	$1,561	$14,582	$18,653

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$216	$796	—	$1,012
Purchased	1,793	1,716	8,538	12,047
Multifamily:
In-house originated	—	—	—	—
Purchased	—	289	2,744	3,033
Home Equity:
In-house originated	182	34	93	309
Purchased	—	—	—	—
Commercial:
In-house originated	—	—	—	—
Purchased	—	—	—	—
RV / Auto	1,306	130	85	1,521
Other	—	—	—	—
Total	$3,497	$2,965	$11,460	$17,922

6.	STOCK-BASED COMPENSATION
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
2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At September 30, 2011, there were a maximum of 2,067,401 shares available for issuance under the limits of the 2004 Plan.
Stock Options. The Company’s income before income taxes and net income for the three months ended September 30, 2011 and 2010 included stock option compensation cost of zero and $3, respectively. The total income tax benefit was zero and $1 for the three months ended September 30, 2011 and 2010, respectively. At September 30, 2011, expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the period July 1, 2010 to September 30, 2011 is presented below:

	Number of Shares	Weighted-average Exercise Price Per Share
Outstanding-July 1, 2010	395,920	$8.52
Granted	—	$—
Exercised	(128,381)	$7.18
Cancelled	(6)	$7.35
Outstanding-June 30, 2011	267,533	$9.15
Granted	—	—
Exercised	—	$—
Cancelled	—	$—
Outstanding-September 30, 2011	267,533	$9.15
Options exercisable-June 30, 2011	267,533	$9.15
Options exercisable-September 30, 2011	267,533	$9.15

The following table summarizes information as of September 30, 2011 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	63,394	4.8	63,394	$7.35
$8.50	7,500	4.2	7,500	$8.50
$9.20	7,500	3.9	7,500	$9.20
$9.50	84,700	3.8	84,700	$9.50
$10.00	103,439	1.6	103,439	$10.00
$11.00	1,000	0.8	1,000	$11.00
$9.15	267,533	3.2	267,533	$9.15

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at September 30, 2011 was $1,152.
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
During the quarters ended September 30, 2011 and 2010, the Company granted 107,569 and 332,457 restricted stock units respectively, to employees and directors. Restricted stock unit (“RSU”) awards granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, vest one-third on each fiscal year end.
The Company’s income before income taxes and net income for the quarters ended September 30, 2011 and 2010 included stock award expense of $570 and $377, respectively. The income tax benefit was $227 and $149, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2011, unrecognized compensation expense related to non-vested awards aggregated to $4,636 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
(Dollars in Thousands)
For the fiscal year remainder:
2012	$1,265
2013	2,397
2014	950
2015	24
Total	$4,636

The following table presents the status and changes in restricted stock grants from July 1, 2010 through September 30, 2011:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2010	199,148	$7.88
Granted	399,582	$11.95
Vested	(197,442)	$9.04
Cancelled	(11,214)	$11.77
Non-vested balance at June 30, 2011	390,074	$11.35
Granted	107,569	$12.51
Vested	(52,186)	$9.95
Cancelled	(741)	$14.83
Non-vested balance at September 30, 2011	444,716	$11.80

The total fair value of shares vested for the three months ended September 30, 2011 was $718.
2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At September 30, 2011, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in Thousands, except per share data)
Earnings Per Common Share
Net income	$6,533	$4,832
Preferred stock dividends	(126)	(77)
Net income attributable to common shareholders	$6,407	$4,755
Average common shares issued and outstanding	10,497,574	10,243,707
Average unvested Restricted stock grant and RSU shares	426,127	319,845
Total qualifying shares	10,923,701	10,563,552
Earnings per common share	$0.59	$0.45
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$6,407	$4,755
Preferred stock dividends to dilutive convertible preferred	49	—
Dilutive net income attributable to common shareholders	$6,456	$4,755
Average common shares issued and outstanding	10,923,701	10,563,552
Dilutive effect of Stock Options	60,643	97,213
Dilutive effect of convertible preferred stock	195,726	—
Total dilutive common shares issued and outstanding	11,180,070	10,660,765
Diluted earnings per common share	$0.58	$0.45

8.	COMMITMENTS AND CONTINGENCIES
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
At September 30, 2011, the Company had commitments to originate loans of $137.0 million. At September 30, 2011, the Company also had commitments to sell loans of $153.4 million.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were no refinances of existing related party loans or new loans granted under the provisions of the employee loan program during the three months ended September 30, 2011, and one refinance of an existing loan during the three months ended September 30, 2010 totaling $1,870.

10. STOCKHOLDERS' EQUITY

On September 7, 2011, the Company closed an offering of 12,117 shares of our 6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock. Gross proceeds were $12,117 with net proceeds after expenses of approximately $11,477. The Series B preferred stock has a liquidation preference of $1,000 per share over shares of common stock. In the event of liquidation, the Series B preferred stock ranks pari passu with the Series A. Each share of the Preferred Stock may be converted at any time, at the option of the holder, into 61.92 shares of our common stock (which reflects an approximate initial conversion price of $16.15 per share of our common stock) plus cash in lieu of fractional shares, subject to anti-dilution and other adjustments. The conversion rate will be subject to certain anti-dilution and other adjustments, as described herein. In addition, if the closing price of our common stock exceeds $20.50 for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading day, we may at our option cause some or all of the Preferred Stock to be automatically converted into common stock at the then prevailing conversion rate.

11. SUBSEQUENT EVENTS

On October 5, 2011, the Company closed an offering of 1,065 shares and on November 2, 2011, the Company filed a prospectus supplement to offer 7,000 shares of our 6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock. For the 1,065 shares closed , gross proceeds were $1,065 with net proceeds after expenses of approximately $1,058. Each share of the Preferred Stock may be converted at any time, at the option of the holder, into 61.92 shares of our common stock (which reflects an approximate initial conversion price of $16.15 per share of our common stock) plus cash in lieu of fractional shares, subject to anti-dilution and other adjustments. The conversion rate will be subject to certain anti-dilution and other adjustments, as described herein. In addition, if the closing price of our common stock exceeds $20.50 for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading day, we may at our option cause some or all of the Preferred Stock to be automatically converted into common stock at the then prevailing conversion rate. The Company expects to close the 7,000 shares in November 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2011, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors summarized in Part II, Item 1A under the heading “Risk Factors” in this report, and discussed in greater detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2011, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank (formerly Bank of Internet USA), a nationwide branchless bank that provides financing for single and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. BofI Federal Bank provides consumer and business deposit products through its low-cost distribution channels and affinity partners. Our common stock is listed on the NASDAQ Global Select Market under the symbol "BOFI".

BofI Federal Bank is a federal savings bank wholly-owned by our company and regulated by the Office of the Comptroller of the Currency. The parent company, BofI Holding, Inc., is a unitary savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.
We originate small- to medium-size multifamily and single-family mortgage loans. We also purchase loans and mortgage-backed securities. We source our deposit products, including time deposits and interest bearing demand and savings accounts from low-cost channels including; direct retail over the internet, affinity and affiliate programs and wholesale programs. We manage our cash and cash equivalents based upon our need for liquidity, and we seek to minimize the assets we hold as cash and cash equivalents by investing our excess liquidity in higher yielding assets such as mortgage loans or mortgage-backed securities.
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
Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2011 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year end June 30, 2011.

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands)

	September 30, 2011	June 30, 2011	September 30, 2010
Selected Balance Sheet Data:
Total assets	$2,097,042	$1,940,087	$1,517,993
Loans—net of allowance for loan losses	1,443,860	1,325,101	876,934
Loans held for sale, at fair value	40,478	20,110	17,648
Loans held for sale, lower of cost or market	8,721	—	—
Allowance for loan losses	8,008	7,419	6,426
Securities—trading	5,248	5,053	4,441
Securities—available for sale	156,130	145,671	240,726
Securities—held to maturity	350,066	370,626	304,969
Total deposits	1,494,158	1,340,325	991,724
Securities sold under agreements to repurchase	130,000	130,000	130,000
Advances from the FHLB	287,000	305,000	250,000
Subordinated debentures	5,155	7,655	5,155
Total stockholders’ equity	166,493	147,766	132,767

BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share data)

	At or for the Three Months Ended
	September 30,
	2011	2010
Selected Income Statement Data:
Interest and dividend income	$27,765	$21,089
Interest expense	9,588	8,417
Net interest income	18,177	12,672
Provision for loan losses	2,363	1,600
Net interest income after provision for loan losses	15,814	11,072
Non-interest income	4,570	2,122
Non-interest expense	9,552	5,199
Income before income tax expense	10,832	7,995
Income tax expense	4,299	3,163
Net income	$6,533	$4,832
Net income attributable to common stock	$6,407	$4,755
Per Share Data:
Net income:
Basic	$0.59	$0.45
Diluted	$0.58	$0.45
Book value per common share	$14.29	$12.49
Tangible book value per common share	$14.29	$12.49
Weighted average number of shares outstanding:
Basic	10,923,701	10,563,552
Diluted	11,180,070	10,660,765
Common shares outstanding at end of period	10,485,953	10,222,747
Common shares issued at end of period	11,223,365	10,868,564
Performance Ratios and Other Data:
Loan originations for investment	$252,626	$67,020
Loan originations for sale	90,369	60,623
Loan purchases	—	80,669
Return on average assets	1.28%	1.32%
Return on average stockholders’ equity	17.28%	14.86%
Interest rate spread[1]	3.51%	3.34%
Net interest margin[2]	3.65%	3.55%
Efficiency ratio	41.99%	35.14%
Capital Ratios:
Equity to assets at end of period	7.94%	8.75%
Tier 1 leverage (core) capital to adjusted tangible assets[3]	8.08%	8.57%
Tier 1 risk-based capital ratio[3]	12.89%	13.88%
Total risk-based capital ratio[3]	13.50%	14.57%
Tangible capital to tangible assets[3]	8.08%	8.57%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.43%	0.62%
Nonperforming loans to total loans	0.79%	1.62%
Nonperforming assets to total assets	0.80%	1.19%
Allowance for loan losses to total loans at end of period	0.55%	0.72%
Allowance for loan losses to nonperforming loans	69.98%	44.45%
_________________________
1. Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
2. Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
3. Reflects regulatory capital ratios of BofI Federal Bank.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2011 and September 30, 2010
For the three months ended September 30, 2011, we had net income of $6,533,000 compared to net income of $4,832,000 for the three months ended September 30, 2010. Net income attributable to common stock holders was $6,407,000 or $0.58 per diluted share compared to net income of $4,755,000 or $0.45 per diluted share for the three months ended September 30, 2011 and 2010, respectively.

Other key comparisons between our operating results for the three months ended September 30, 2011 and 2010 are:

•
Net interest income increased $5,505,000 in the quarter ended September 30, 2011 due to a 39.8% increase in average earning assets primarily from loan originations and loan pool purchases. Our net interest margin increased 10 basis points in the quarter ended September 30, 2011 compared to September 30, 2010, as the earning rates on loans decreased 49 basis points and rates on securities decreased 35 basis points offset by a decrease in the rates paid on deposits and borrowings of 51 basis points.

•
Non-interest income increased $2,448,000 for the quarter ended September 30, 2011 compared to the quarter September 30, 2010. The increase in non-interest income was primarily the result of a $4,615,000 increase in gain on sale of loans held for sale and fair value gains from trading securities of $195,000 offset by impairment on investment securities $597,000.

•
Non-interest expense increased $4,353,000 for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 primarily due to a $1,884,000 increase in compensation attributed to increased staffing and a $1,571,000 increase in the cost associated with the maintenance and sale of real estate owned ("REOs") and repossessed assets.

Net Interest Income
Net interest income for the quarter ended September 30, 2011 totaled $18.2 million, an increase of 43.4% compared to net interest income of $12.7 million for the quarter ended September 30, 2010.
Total interest and dividend income during the quarter ended September 30, 2011 increased 31.8% to $27.8 million, compared to $21.1 million during the quarter ended September 30, 2010. The increase in interest and dividend income for the quarter was attributable primarily to growth in average earning assets from origination and purchase of loans. The average balance of loans increased 75.2% when compared to the three-month periods ended September 30, 2011 and 2010. The increase in interest income was partially offset by lower rates earned on loans and mortgage-backed securities. The loan portfolio yield for the quarter ended September 30, 2011 decreased 49 basis points and the investment security portfolio yield decreased 35 basis points from the prior period. The net growth in average earning assets for the three-month period was funded largely by increased time deposit accounts. Total interest expense was $9.6 million for the quarter ended September 30, 2011, an increase of $1.2 million or 13.9% as compared with the same period in 2010. The average funding rate decreased by 51 basis points while average interest-bearing liabilities grew 41.9%. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 85 basis points partially offset by modest increases in the average funding rates of demand and savings accounts of 5 basis points. Other borrowing costs decreased 16 basis points when comparing the quarters ended September 30, 2011 and 2010. Net interest margin, defined as net interest income divided by average earning assets, increased by 10 basis points to 3.65% for the quarter ended September 30, 2011, compared with 3.55% for the quarter ended September 30, 2010.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2011 and 2010:

	For the three month period ended
	September 30,
	2011			2010
	(Dollars in thousands)
	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$1,450,927	$20,751	5.72%	$828,259	$12,849	6.21%
Federal funds sold	10,986	1	0.04%	10,188	4	0.16%
Interest-earning deposits in other financial institutions	230	—	—%	115	—	—%
Mortgage-backed and other investment securities[5]	516,431	7,003	5.42%	569,960	8,216	5.77%
Stock of the FHLB, at cost	15,488	10	0.26%	17,806	20	0.45%
Total interest-earning assets	1,994,062	27,765	5.57%	1,426,328	21,089	5.91%
Non-interest-earning assets	45,964			32,930
Total assets	$2,040,026			$1,459,258
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$360,299	$816	0.91%	$387,161	$836	0.86%
Time deposits	1,061,215	5,711	2.15%	585,034	4,391	3.00%
Securities sold under agreements to repurchase	130,000	1,445	4.45%	130,000	1,446	4.45%
Advances from the FHLB	305,935	1,580	2.07%	204,902	1,706	3.33%
Other borrowings	5,155	36	2.79%	5,155	38	2.95%
Total interest-bearing liabilities	1,862,604	9,588	2.06%	1,312,252	8,417	2.57%
Non-interest-bearing demand deposits	7,532			7,065
Other non-interest-bearing liabilities	13,525			6,848
Stockholders’ equity	156,365			133,093
Total liabilities and stockholders’ equity	$2,040,026			$1,459,258
Net interest income		$18,177			$12,672
Interest rate spread[6]			3.51%			3.34%
Net interest margin[7]			3.65%			3.55%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $33.9 million of Community Reinvestment loans which are taxed at a reduced rate.

5.	Includes $5.5 million of municipal securities which are taxed at a reduced rate.

6.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

7.	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30, 2011 vs 2010
	Increase (Decrease) Due to
	(Dollars in thousands)
	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$9,667	$(1,015)	$(750)	$7,902
Federal funds sold	—	(3)	—	(3)
Interest-earning deposits in other financial institutions	—	—	—	—
Mortgage-backed and other investment securities	(772)	(499)	58	(1,213)
Stock of the FHLB, at cost	(3)	(8)	1	(10)
	$8,892	$(1,525)	$(691)	$6,676
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$(58)	$48	$(10)	$(20)
Time deposits	3,571	(1,243)	(1,008)	1,320
Securities sold under agreements to repurchase	—	(1)	—	(1)
Advances from the FHLB	841	(645)	(322)	(126)
Other borrowings	—	(2)	—	(2)
	$4,354	$(1,843)	$(1,340)	$1,171

Provision for Loan Losses
The loan loss provision was $2,363,000 for the quarter ended September 30, 2011, compared to $1,600,000 for the quarter ended September 30, 2010. The increase in provision was a result of higher charge offs of single family and RV loans and overall increase in the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
	2011	2010
	(Dollars in Thousands)
Other-than-temporary loss on securities:
Total impairment losses	$(765)	$(631)
Loss recognized in other comprehensive loss	168	201
Net impairment loss recognized in earnings	(597)	(430)
Fair value gain on trading securities	195	39
Total unrealized loss on securities	(402)	(391)
Prepayment penalty fee income	61	1,000
Gain on sale of loans held for sale	4,785	1,393
Banking service fees and other income	126	120
Total non-interest income	$4,570	$2,122

Non-interest income increased to $4.6 million from $2.1 million for the three months ended September 30, 2011 and 2010, respectively. The increase was primarily the result of a $4,615,000 increase in gains on sale of loans as a result of higher refinance activity in our single family originations and sales of multifamily pools. During the quarter ended September 30, 2011 $81,029,000 of loans were transferred from held for investment to held for sale for risk management and liquidity purposes and $72,308,000 were sold resulting in additional gain of $2,690,000. The decline in prepayment penalty income is attributable to one specialty loan which the commercial borrower elected to repay early in the quarter ended September 30, 2010.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
	2010	2010	Inc (Dec)
	(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	4,705	$2,821	1,884
Professional services	573	434	139
Occupancy and equipment	262	165	97
Data processing and internet	383	230	153
Advertising and promotional	458	157	301
Depreciation and amortization	298	75	223
Real estate owned and repossessed vehicles	1,784	213	1,571
FDIC and primary federal regulator fees	325	438	(113)
Other general and administrative	764	666	98
Total non-interest expenses	$9,552	$5,199	4,353

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $9.6 million for the three months ended September 30, 2011, up from $5.2 million for the three months ended September 30, 2010.
Total salaries, benefits and stock-based compensation increased $1,884,000 to $4,705,000 for the quarter ended September 30, 2011 compared to $2,821,000 for the quarter ended September 30, 2011. Total compensation increased approximately 14% for commissions paid to employees, 30% due to additional staffing in mortgage lending, and 56% due to all other staffing. The Bank’s staff increased from 117 to 189 full-time equivalents between September 30, 2011 and 2010.

Professional services, which include accounting and legal fees, increased $139,000 for the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010. The increase in professional services for the three month periods ended September 30, 2011 was primarily due to legal fees related to loan acquisition contracts and foreclosed assets.
Advertising and promotional expense increased $301,000 for the three-month periods ending September 30, 2011, compared to the three months ended September 30, 2010. This was primarily due to increases in lead generation costs for our single family loan origination program as a result of higher mortgage refinance volume.
Data processing and internet expense increased $153,000 for the three-month periods ended September 30, 2011 compared to the three months ended 2010. The increase was primarily due to an increase in the number of customer accounts and fees for special enhancements to the Bank’s core processing system.
The costs and losses associated with the maintenance and sale of the REOs and repossessed RV’s increased $1,571,000 for the three-month period ending September 30, 2011 compared to the three-months ended 2010. The increase is largely attributable to liquidation and updated valuation of two large multifamily properties.  During the quarter the Bank liquidated a $2.2 million dollar property in Yuba City which resulted in an additional loss of $442,000 for the period.   The bank also took a valuation charge of $788,000 on a multifamily property in Columbia, MO based upon recent valuations.  The Bank does not anticipate incurring any more charges to the property in Columbia, MO.

The cost of our Federal Deposit Insurance Corporation or “FDIC” and OTS standard regulatory charges decreased $113,000 for the three-month period ended September 30, 2011, compared to the three-month period ended 2010. The decrease was due to a rate reduction as a result of changes in the FDIC insurance premium cost calculation. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative expense increased $98,000 for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, primarily due to an increase in loan and other general expenses related to the increase in loan volume and the number of employees.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2011 and 2010 were 39.69% and 39.56%, respectively. The decrease in the tax rate is the result of changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $156.9 million, or 8.1%, to $2,097.0 million, as of September 30, 2011, up from $1,940.1 million at June 30, 2011. The increase in total assets was primarily due to an increase of $118.8 million in loans held for investment. Total liabilities increased a total of $138.2 million, primarily due to an increase in deposits of $153.8 million and an decrease in borrowings of $18.0 million from the Federal Home Loan Bank of San Francisco (the “FHLB”). Our deferred income taxes decreased $0.2 million to $9.5 million primarily due to the impairment in our securities portfolio, loan loss provision, and state taxes.
Loans
Net loans held for investment increased 9.0% to $1,443.9 million at September 30, 2011 from $1,325.1 million at June 30, 2011. The increase in the loan portfolio was due to loan originations and purchases of $252.6 million, offset by loan repayments of $50.5 million, transfers to our held for sale portfolio of $81.0 million and to foreclosed real estate of $0.5 million, and a net increase in the allowance of $0.6 million during the three months ended September 30, 2011.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2010		June 30, 2011
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$604,448	41.5%	$517,637	38.7%
Home equity	34,881	2.4%	36,424	2.7%
Multifamily (five units or more)	641,486	44.1%	647,381	48.4%
Commercial real estate and land loans	37,860	2.6%	37,985	2.8%
Consumer—Recreational vehicle	28,353	1.9%	30,406	2.3%
Other	108,448	7.5%	66,582	5.1%
Total loans held for investment	$1,455,476	100.0%	$1,336,415	100.0%
Allowance for loan losses	(8,008)		(7,419)
Unamortized premiums/discounts, net of deferred loan fees	(3,608)		(3,895)
Net loans held for investment	$1,443,860		$1,325,101

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. As of September 30, 2011, the Company had $264.5 million of interest only loans and $8.1 million of option adjustable-rate mortgage loans. Through September 30, 2011, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
During fiscal 2011, the Bank changed its growth strategy to originate more mortgage loans rather than purchasing loans.

Asset Quality and allowance for Loan Loss
Nonperforming Assets
Nonperforming loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate and repossessed assets. At September 30, 2011, our nonperforming loans totaled $11,444,000, or 0.79% of total gross loans and our total nonperforming assets totaled $16,713,000, or 0.80% of total assets.

Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following as of the dates indicated:

	September 30, 2011	June 30, 2011
	(Dollars in thousands)
Nonperforming assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$6,863	$6,586
Home equity loans	99	157
Multifamily	4,305	2,744
Commercial	—	—
Total nonaccrual loans secured by real estate	11,267	9,487
RV / Auto	177	125
Other	—	—
Total nonperforming loans	11,444	9,612
Foreclosed real estate	3,653	7,678
Repossessed—vehicles	1,616	1,926
Total nonperforming assets	$16,713	$19,216
Total nonperforming loans as a percentage of total loans	0.79%	0.72%
Total nonperforming assets as a percentage of total assets	0.80%	0.99%

Total nonperforming loans increased $1.8 million and total nonperforming assets decreased a net $2.5 million between June 30, 2011 and September 30, 2011. The increase in nonperforming loans was primarily due to a multifamily mortgage in Ohio totaling $1.8 million. The loan has a specific reserve of $292,000 and no charge offs as of September 30, 2011. The reduction in nonperforming assets was due to sales and additional write-downs.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that they can make payments. When a loan is considered a troubled debt restructuring and is nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $7.1 million at September 30, 2011 and $7.7 million at June 30, 2011.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2011, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provides general loan loss reserves for its RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at September 30, 2011 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $26,383 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $6,795; 715 – 769: $9,284; 700 -714: $2,947; 660 – 699: $6,499 and less than 660: $858.
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

The Company had $596,259 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $418,249; 61% – 70%: $141,022; 71% -80%: $32,914; and greater than 80%: $4,074.
The Company had $635,019 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $299,387; 56% – 65%: $198,466; 66% – 75%: $118,455; 76% – 80%: $14,590 and greater than 80%: $4,121. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $36,125 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $20,544; 51% – 60%: $10,090; 61% – 70%: $4,573; and 71% – 80%: $918.
The weighted average LTV percentage for our entire real estate loan portfolio was 56.46% at September 30, 2011. was 56.46%. We believe that this percentage is lower and more conservative than most banks. This has resulted in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

	September 30, 2011	June 30, 2011
	(Dollars in Thousands)
Nonperforming loans—90+ days past due plus other non-accrual loans	$10,314	$8,417
Troubled debt restructuring loans—non-accrual	1,130	1,195
Troubled debt restructuring loans—performing	7,071	7,748
Total impaired loans	$18,515	$17,360

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2011		June 30, 2011
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
	(Dollars in thousands)
Single family	$2,421	30.23%	$2,277	30.69%
Home equity	184	2.30%	158	2.13%
Multifamily	2,523	31.51%	2,326	31.35%
Commercial real estate and land	162	2.02%	167	2.25%
Consumer—Recreational vehicles	2,519	31.46%	2,441	32.90%
Other	199	2.48%	50	0.67%
Total	$8,008	100.00%	$7,419	100.00%

The loan loss provision was $2,363,000 and $1,600,000 for the quarter ended September 30, 2011 and September 30, 2010, respectively. We believe that the lower average LTV in the Bank’s loan portfolio will continue to result in the future in lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing REO and nonperforming loans should not have a significant adverse impact on our operating results.

Investment Securities
Total investment securities were $511.4 million as of September 30, 2011, compared with $521.4 million at June 30, 2011. During the three months ended September 30, 2011, we had no purchases of mortgage-backed securities and $25 million in U.S government/agency debt, had $10 million in sales and maturity of bonds, and received principal repayments of approximately $5.6 million in our available for sale portfolio. In our held to maturity portfolio, we had no purchases of mortgage-backed securities, municipal bonds, or agency debt, and received principal repayments of $12.7 million with the balance attributable to accretion and other activities. We had $10 million of agency debt called during the three months ended September 30, 2011. We currently classify agency mortgage-backed and debt securities as held to maturity or available for sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $153.8 million, or 11.5%, to $1,494.2 million at September 30, 2011, from $1,340.3 million at June 30, 2011. Our deposit growth composition was the result of 10.8% increase in time deposits and a 12.8% increase in interest- bearing demand and savings accounts as a result of increased promotion and competitive pricing of time deposits during the quarter ended September 30, 2011.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2011		June 30, 2011
	Amount	Rate[1]	Amount	Rate[1]
	(Dollars in thousands)
Non-interest bearing:	$9,812	—%	$7,369	—%
Interest bearing:
Demand	79,814	0.72%	76,793	0.75%
Savings	309,715	0.91%	268,384	0.93%
Time deposits:
Under $100,000	345,785	2.14%	337,937	2.24%
$100,000 or more	749,032	2.05%	649,842	2.15%
Total time deposits[2]	1,094,817	2.08%	987,779	2.18%
Total interest bearing	1,484,346	1.76%	1,332,956	1.85%
Total deposits	$1,494,158	1.75%	$1,340,325	1.84%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total includes brokered deposits of $220.2 million and $209.6 as of September 30, 2011 and June 30, 2011, respectively, of which $170.9 million and $161.5 million, respectively, are time deposits.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	September 30, 2011	June 30, 2011	September 30, 2010
Checking and savings accounts	15,858	16,105	16,034
Time deposits	17,389	16,793	11,576
Total number of deposits accounts	33,247	32,898	27,610

Securities Sold Under Agreements to Repurchase
Since November 2006, we have sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements have interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, we may be required to repay the $130.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 3.11 years and the weighted average remaining period before such repurchase agreements could be called is 0.22 years.

FHLB Advances
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2011, a total of $19.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $19.0 million in advances is 3.61 years and the weighted average remaining period before such advances could be put to us is 0.51 years.
Stockholders’ Equity
Stockholders’ equity increased $18.7 million to $166.5 million at September 30, 2011 compared to $147.8 million at June 30, 2011. The increase was the result of our net income for the three months ended September 30, 2011 of $6.5 million, issuance of preferred stock of $11.6 million, vesting and issuance of RSU's and exercise of stock options of $0.4 million, and a $0.3 million unrealized gain from our available for sale securities offset by $0.1 million in dividends paid.

LIQUIDITY
During the three months ended September 30, 2011, we had net cash inflows from operating activities of $65.8 million compared to outflows of $8.3 million for the for the three months ended September 30, 2010. Net operating cash inflows for the periods ended were primarily due to the proceeds from sale of loans held for sale.
Net cash outflows from investing activities totaled $186.2 million for the three months ended September 30, 2011, while outflows totaled $86.3 million for the same period in 2010. This was primarily due to increased loans originated offset by reduced loan purchases, increased repayments of loans and residential mortgage-backed securities in the 2011 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $145.0 million for the three months ended September 30, 2011, while inflows totaled $90.7 million for the three months ended September 30, 2010. Net cash provided by financing activities increased primarily from growth in deposits and issuance of preferred stock offset by a decrease in proceeds of short term borrowings for the three months ended September 30, 2011 compared to September 30, 2010. During the three months ended September 30, 2011, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2011, the Company had $211.2 million available immediately and an additional $278.8 million available with additional collateral. At September 30, 2011, we also had two $10.0 million unsecured federal funds purchase lines with two different banks under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2011, the Bank did not have any borrowings outstanding and the amount available from this source was $112.8 million. These borrowings are collateralized by consumer loans, and mortgage-backed securities.
In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $230.4 million outstanding at September 30, 2011. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
At September 30, 2011, we had commitments to originate loans of $137.0 million, and $153.4 million in commitments to sell loans. Time deposits due within one year of September 30, 2011 totaled $678.0 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of September 30, 2011:

		Payments Due by Period[1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(Dollars in thousands)
Long-term debt obligations[2]	$1,572,502	$800,909	$397,908	$164,151	$209,534
Operating lease obligations[3]	1,004	718	286	—	—
Total	$1,573,506	$801,627	$398,194	$164,151	$209,534
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2011.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for a lease of real property.

CAPITAL RESOURCES AND REQUIREMENTS
BofI Federal Bank is subject to various regulatory capital requirements set by the federal banking agencies. Failure by our Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our Bank must meet specific capital guidelines that involve quantitative measures of our Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of the Comptroller of the Currency (OCC) require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2011, our Bank met all the capital adequacy requirements to which it was subject. At September 30, 2011, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2011 that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.
The Bank’s capital amounts, capital ratios and capital requirements at September 30, 2011 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Promt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$169,790	8.08%	$84,023	4.00%	$105,029	5.00%
Tier 1 capital (to risk-weighted assets)	169,790	12.89%	N/A	N/A	79,027	6.00%
Total capital (to risk-weighted assets)	177,798	13.50%	105,370	8.00%	131,712	10.00%
Tangible capital (to tangible assets)	169,790	8.08%	31,509	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would cause the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at September 30, 2011:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2011
	Over One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$33,595	$—	$—	$33,595
Securities[1]	309,617	35,990	165,837	511,444
Stock of the FHLB, at cost	15,225	—	—	15,225
Loans—net of allowance for loan loss[2]	339,028	625,242	479,590	1,443,860
Loans held for sale	49,199	—	—	49,199
Total interest-earning assets	746,664	661,232	645,427	2,053,323
Non-interest earning assets	—	—	—	43,719
Total assets	$746,664	$661,232	$645,427	$2,097,042
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,067,542	$311,016	$105,788	$1,484,346
Securities sold under agreements to repurchase	10,000	85,000	35,000	130,000
Advances from the FHLB[4]	95,000	137,000	55,000	287,000
Other borrowed funds	5,155	—	—	5,155
Total interest-bearing liabilities	1,177,697	533,016	195,788	1,906,501
Other non-interest-bearing liabilities	—	—	—	24,048
Stockholders’ equity	—	—	—	166,493
Total liabilities and equity	$1,177,697	$533,016	$195,788	$2,097,042
Net interest rate sensitivity gap	$(431,033)	$128,216	$449,639	$146,822
Cumulative gap	$(431,033)	$(302,817)	$146,822	$146,822
Net interest rate sensitivity gap—as a % of interest earning assets	(57.73)%	19.39%	69.67%	7.15%
Cumulative gap—as % of cumulative interest earning assets	(57.73)%	(21.51)%	7.15%	7.15%
________________________
1. Comprised of U.S. government securities and mortgage-backed securities, which are classified as held to maturity, available for sale and trading. The table reflects contractual re-pricing dates.
2. The table reflects either contractual re-pricing dates or maturities.
3. The table assumes that the principal balances for demand deposit and savings accounts will re-price in the first year.
4. The table reflects either contractual repricing dates or maturities and does not estimate prepayments or puts.
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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. The market value of equity for these purposes is not intended to refer to the trading pricing of our common stock. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the industry market interest rate forecast was increased by 100, 200 and 300 basis points. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at September 30, 2011:

(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$134,338	(24.70)%	6.64%
Up 200 basis points	155,647	(12.75)%	7.51%
Up 100 basis points	167,719	(5.99)%	7.91%
Base	178,400	—%	8.24%
Down 100 basis points	182,764	2.45%	8.30%
Down 100 basis points	192,557	7.94%	8.64%

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
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2011. We encourage you to read these risk factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

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

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Shares purchased as part of publicly announced plans
Beginning Balance at July 1, 2011	595,700	$5.72	595,700	319,291
Ending Balance at September 30, 2011	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at July 1, 2011	119,931
July 1, 2011 to July 31, 2011	1,372
August 1, 2011 to August 31, 2011	9,269
September 1, 2011 to September 30, 2011	11,140
Ending Balance at September 30, 2011	141,712
Total Treasury Shares at September 30, 2011	737,412

During the quarter ended September 30, 2011, the Company issued $11,584,000 net of expenses, of Series B preferred stock representing 12,117 shares at $1,000 face value. The Company declared dividends to holders of its Series B preferred stock totaling $48,468 for the quarter ended September 30, 2011. The net proceeds of the offering will be used for general corporate purposes, including additional capital funding to support asset growth at the Bank.

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

BofI Holding, Inc.

Dated:	November 8, 2011	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 8, 2011	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Executive Officer)