Form 10-Q
period 2011-12-31
BofI Holding, Inc.
filed 2012-02-02
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2011

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
Registrant’s telephone number, including area code: (858) 350-6200
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securites Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 11,422,266 shares of common stock, $0.01 par value per share, as of February 1, 2012.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Cash and due from banks	$8,796	$5,820
Federal funds sold	13,507	3,232
Total cash and cash equivalents	22,303	9,052
Securities:
Trading	5,678	5,053
Available for sale	165,047	145,671
Held to maturity (fair value $353,639 as of December 2011, $387,286 as of June 2011)	339,691	370,626
Stock of the Federal Home Loan Bank, at cost	17,014	15,463
Loans held for sale, carried at fair value	54,336	20,110
Loans held for sale, lower of cost or fair value	48,000	—
Loans—net of allowance for loan losses of $8,090 (December 2011) and $7,419 (June 2011)	1,526,523	1,325,101
Accrued interest receivable	6,748	6,577
Furniture, equipment and software—net	3,745	3,153
Deferred income tax	10,545	9,719
Cash surrender value of life insurance	5,176	5,087
Other real estate owned and repossessed vehicles	2,574	9,604
Other assets	16,417	14,871
TOTAL ASSETS	$2,223,797	$1,940,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$16,586	$7,369
Interest bearing	1,536,644	1,332,956
Total deposits	1,553,230	1,340,325
Securities sold under agreements to repurchase	130,000	130,000
Advances from the Federal Home Loan Bank	330,000	305,000
Subordinated debentures and other borrowings	5,155	7,655
Accrued interest payable	2,271	2,237
Accounts payable and accrued liabilities	9,545	7,104
Total liabilities	2,030,201	1,792,321
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock— $0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 (December 2011) and 515 (June 2011) shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value and liquidation preference per share; 22,000 shares authorized; 20,182 (December 2011) shares issued and outstanding	19,487	—
Common stock—$0.01 par value; 25,000,000 shares authorized; 12,162,604 shares issued and 11,419,584 shares outstanding (December 2011); 11,151,963 shares issued and 10,436,332 shares outstanding (June 2011);	121	112
Additional paid-in capital	103,688	88,343
Accumulated other comprehensive loss—net of tax	(2,275)	(971)
Retained earnings	72,839	60,152
Treasury stock, at cost; 743,020 shares (December 2011) and 715,631 shares (June 2011)	(5,327)	(4,933)
Total stockholders’ equity	193,596	147,766
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,223,797	$1,940,087

See accompanying notes to the condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$21,854	$14,237	$42,605	$27,086
Investments	6,762	8,347	13,776	16,587
Total interest and dividend income	28,616	22,584	56,381	43,673
INTEREST EXPENSE:
Deposits	6,571	5,315	13,098	10,542
Advances from the Federal Home Loan Bank	1,475	1,663	3,055	3,369
Other borrowings	1,484	1,483	2,965	2,967
Total interest expense	9,530	8,461	19,118	16,878
Net interest income	19,086	14,123	37,263	26,795
Provision for loan losses	1,600	1,600	3,963	3,200
Net interest income, after provision for loan losses	17,486	12,523	33,300	23,595
NON-INTEREST INCOME:
Realized gain on securities:
Sale of mortgage-backed securities	—	482	—	482
Total realized gain on securities	—	482	—	482
Other-than-temporary loss on securities:
Total impairment losses	(715)	(452)	(1,432)	(3,229)
Loss recognized in other comprehensive income (loss)	—	—	120	2,347
Net impairment loss recognized in earnings	(715)	(452)	(1,312)	(882)
Fair value gain (loss) on trading securities	430	(14)	625	26
Total unrealized loss on securities	(285)	(466)	(687)	(856)
Prepayment penalty fee income	65	—	126	1,000
Mortgage banking income	3,031	1,793	7,816	3,186
Banking service fees and other income	175	118	301	237
Total non-interest income	2,986	1,927	7,556	4,049
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	4,977	3,586	9,682	6,407
Professional services	604	585	1,177	1,019
Occupancy and equipment	293	184	555	349
Data processing and internet	600	247	983	477
Advertising and promotional	606	174	1,064	331
Depreciation and amortization	332	108	630	183
Real estate owned and repossessed vehicles	244	239	2,028	452
FDIC and regulator fees	341	477	666	915
Other general and administrative	1,207	640	1,971	1,306
Total non-interest expense	9,204	6,240	18,756	11,439
INCOME BEFORE INCOME TAXES	11,268	8,210	22,100	16,205
INCOME TAXES	4,608	3,283	8,907	6,446
NET INCOME	$6,660	$4,927	$13,193	$9,759
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$6,280	$4,850	$12,687	$9,605
COMPREHENSIVE INCOME	$5,022	$4,351	$11,889	$6,831
Basic earnings per share	$0.56	$0.45	$1.15	$0.90
Diluted earnings per share	$0.54	$0.45	$1.14	$0.89
See accompanying notes to the condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Net of Income Tax	Treasury Stock	Comprehensive Income	Total
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—July 1, 2011	515	$5,063	11,151,963	(715,631)	10,436,332	$112	$88,343	$60,152	$(971)	$(4,933)		$147,766
Comprehensive income:
Net income	—	—	—	—	—	—	—	13,193	—	—	$13,193	13,193
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(1,304)	—	(1,304)	(1,304)
Total comprehensive income											$11,889
Cash dividends on preferred stock	—	—	—	—	—	—	—	(506)	—	—		(506)
Issuance of convertible preferred stock	20,182	19,487	—	—	—	—	—	—	—	—		19,487
Issuance of common stock	—	—	862,500	—	862,500	9	13,335	—	—	—		13,344
Stock-based compensation expense	—	—	—	—	—	—	1,181	—	—	—		1,181
Restricted stock grants	—	—	85,110	(27,389)	57,721	—	160	—	—	(394)		(234)
Stock option exercises and tax benefits of equity compensation	—	—	63,031	—	63,031	—	669	—	—	—		669
BALANCE—December 31, 2011	20,697	$24,550	12,162,604	(743,020)	11,419,584	$121	$103,688	$72,839	$(2,275)	$(5,327)		$193,596

See accompanying notes to the condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,193	$9,759
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(6,343)	(9,032)
Net accretion of discounts on loans	(726)	(1,904)
Amortization of borrowing costs	—	1
Stock-based compensation expense	1,181	932
Valuation of financial instruments carried at fair value	(625)	(26)
Net gain on sale of investment securities	—	(482)
Impairment charge on securities	1,312	882
Provision for loan losses	3,963	3,200
Deferred income taxes	1,257	(2,035)
Origination of loans held for sale	(318,179)	(139,685)
Unrealized gain on loans held for sale	(764)	(225)
Gain on sales of loans held for sale	(7,052)	(3,186)
Proceeds from sale of loans held for sale	325,562	131,949
Loss on sale of other real estate and foreclosed assets	1,720	—
Depreciation and amortization of furniture, equipment and software	630	183
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(171)	(1,005)
Other assets	(3,592)	3,503
Accrued interest payable	34	210
Accounts payable and accrued liabilities	1,696	2,487
Net cash provided by (used) in operating activities	$13,096	$(4,474)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(45,001)	(190,917)
Proceeds from sale of available for sale mortgage-backed-securities	—	654
Proceeds from repayment of securities	59,419	191,268
Purchase of stock of Federal Home Loan Bank	(2,963)	—
Proceeds from redemption of stock of Federal Home Loan Bank	1,412	1,397
Origination of loans, net	(384,779)	(208,836)
Proceeds from sales of repossessed assets	6,270	1,621
Purchases of loans, net of discounts and premiums	—	(104,060)
Principal repayments on loans	98,109	80,211
Net purchases of furniture, equipment and software	(1,222)	(1,689)
Net cash used in investing activities	$(268,755)	$(230,351)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	212,905	148,190
Proceeds from the Federal Home Loan Bank advances	91,000	159,000
Repayment of the Federal Home Loan Bank advances	(66,000)	(78,000)
Repayment of other borrowings	(2,500)	1
Proceeds from exercise of common stock options	613	124
Proceeds from issuance of common stock	13,344	—
Proceeds from issuance of preferred stock	19,487	—
Tax benefit from exercise of common stock options and vesting of restricted stock grants	216	132
Cash dividends on preferred stock	(155)	(154)
Net cash provided by financing activities	268,910	229,293
NET CHANGE IN CASH AND CASH EQUIVALENTS	13,251	(5,532)
CASH AND CASH EQUIVALENTS—Beginning of year	9,052	18,205
CASH AND CASH EQUIVALENTS—End of period	$22,303	$12,673
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$19,092	$16,630
Income taxes paid	$8,127	$8,480
Transfers to other real estate and repossessed vehicles	$1,168	$3,464
Transfers from loans held for investment to loans held for sale	$81,029	$—
Preferred stock dividends declared but not paid	$351	$—
See accompanying notes to the condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2011 included in our Annual Report on Form 10-K.
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
Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at fair value and lower of cost or market. For loans held at fair value net unrealized gains and losses are recognized through the income statement . Loans carried at fair value are identified on a loan level basis while loans held for sale at lower of cost or market are identified as a percentage of the origination pool. Non-agency mortgage loans originated are pooled by collateral type, loan terms, interest rates and loan-to-values. Pools are selected for percentage allocation during the quarter. Individual loan sales are applied to pool allocations based on loan characteristics until the allocation is reduced to zero or a portion remains unsold. A percentage of these originations is allocated to held for sale lower of cost or market based upon the loan to value of the original appraised value, interest rate and months to re-price on adjustable rate loans. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as income, based on the difference between sales proceeds and carrying value.
Loans that were originated with the intent and ability to hold for the foreseeable future (loans held in portfolio) but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated on an individual loan by loan basis and unrealized losses are recognized through the income statement.
There may be times when loans have been classified as held for sale and for some reason cannot be sold. Loans transferred to a long-term-investment classification from held-for-sale are transferred at the lower of cost or market value on the transfer date. Transfers may be made in the form of an individual loan or as an unsold portion of a pool. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. A loan cannot be classified as a long-term investment unless the Bank has both the ability and the intent to hold the loan for the foreseeable future or until maturity.
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
The allowance for loan loss includes specific and general reserves. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible. Specific reserves are provided for impaired loans considered TDRs, RV's and auto that are greater than 90 days past due and other limited circumstances. All other impaired loans are written down through charge-offs to the fair value of collateral, less estimated selling cost, and no specific or general reserve is provided. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which terms have been modified resulting in a concession and for which the borrower is experiencing financial difficulties are considered TDRs and classified as impaired. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the loan's effective rate at inception to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.
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

Recently Issued Accounting Pronouncements. In April 2011, the FASB issued an ASU No. 2011-02 (Topic 310), “A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring.” This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the ASU had no material impact on the Company’s financial position, results of operations or cash flows.
Future Application of Accounting Pronouncements. In April 2011, the FASB issued ASU No. 2011-03, "Reconsideration of Effective Control for Repurchase Agreements." ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control. The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU is not expected to have a material impact on the Company's financial condition, cash flows, or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure requirements in U.S. GAAP and IFRSs." ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (l) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements;     (3) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose    fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company's interim period beginning on or after December 15, 2011. The provisions of ASU No. 2011-04 are not expected to have a material impact on the Company's financial condition, cash flows, or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income with a total for other comprehensive income,    a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provision of ASU No. 2011-05 are effective for the Company's interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company's statements of income and the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 will have no impact on the Company's financial condition, cash flows, or results of operations.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At December 31, 2011, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 35.23% of all banks in the collateral pools, compared to 29.61% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At December 31, 2011, the Company used a weighted average discount margin of 448.7 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at December 31, 2011 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $690. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $819.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in November 2011) was 8.6%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at December 31, 2011 are from 20.8% up to 78.3% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at December 31, 2011 are from 1.4% up to 24.3% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at December 31, 2011, the Company computed its discount rates as a spread between 222 and 359 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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
Mortgage Banking Derivatives. Level 3 fair values for mortgage banking derivatives are either based upon prices in active secondary markets for identical securities or based on quoted market prices of similar assets used to form a dealer quote or a pricing matrix. If no such quoted price exists, the fair value of a commitment is determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment. These fair values are then adjusted for items such as fallout and estimated costs to originate the loan.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and June 30, 2011. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
	December 31, 2011
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,678	$5,678
Securities—Available for Sale:
Agency Debt	—	15,001	—	15,001
Agency RMBS	—	54,637	—	54,637
Non-Agency RMBS	—	—	95,409	95,409
Total—Securities—Available for Sale	$—	$69,638	$95,409	$165,047
Loans Held for Sale	$—	$54,336	$—	$54,336
Other assets—Derivative instruments	$—	$—	$1,094	$1,094

	June 30, 2011
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,053	$5,053
Securities—Available for Sale:
Agency Debt	$—	$—	$—	$—
Agency RMBS	—	61,919	—	61,919
Non-Agency RMBS	—	—	83,752	83,752
Total—Securities—Available for Sale	$—	$61,919	$83,752	$145,671
Loans Held for Sale	$—	$20,110	$—	$20,110
Other assets—Derivative instruments	$—	$—	$543	$543

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the three month period ended
	December 31, 2011		December 31, 2010
	Trading Securities Other Debt Securities: Non-Agency	Available for Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Available for Sale Securities: RMBS Non-Agency
	(Dollars in thousands)
Assets:
Beginning Balance	$5,248	$82,105	$4,402	$123,186
Total gains/(losses)—(realized/unrealized):
Included in earnings—Sale of mortgage-back securities	—	—	—	(482)
Included in earnings—Fair value gain on trading securities	430	—	26	—
Included in other comprehensive income	—	(2,620)	—	(1,784)
Purchases, issuances, and settlements:
Purchases	—	19,999	—	—
Issuances	—	—	—	—
Settlements	—	(3,971)	—	(10,372)
Other than temporary impairment	—	(104)	—	—
Transfers into Level 3	—	—	—	—
Ending balance	$5,678	$95,409	$4,428	$110,548

	For the six month period ended
	December 31, 2011		December 31, 2010
	Trading Securities Other Debt Securities: Non-Agency	Available for Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Available for Sale Securities: RMBS Non-Agency
	(Dollars in thousands)
Assets:
Beginning Balance	$5,053	$83,752	$4,402	$123,186
Total gains/(losses)—(realized/unrealized):
Included in earnings—Sale of mortgage-back securities	—	—	—	(482)
Included in earnings—Fair value gain on trading securities	625	—	26	—
Included in other comprehensive income	—	(1,770)	—	(1,784)
Purchases, issuances, and settlements:
Purchases	—	19,999	—	—
Issuances	—	—	—	—
Settlements	—	(6,360)	—	(10,372)
Other than temporary impairment	—	(212)	—	—
Transfers into Level 3	—	—	—	—
Ending balance	$5,678	$95,409	$4,428	$110,548

The Table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Interest income on investments	$29	$32	$59	$64
Fair value adjustment	430	(13)	625	25
Total	$459	$19	$684	$89

The Table below summarizes assets measured for impairment on a non-recurring basis was as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
	December 31, 2011
Impaired Loans:
Single Family	$—	$—	$4,958	$4,958
Multifamily	—	—	1,928	1,928
RV/Auto			534	534
Total	—	—	7,420	7,420
Other real estate owned and foreclosed assets:
Single Family	—	—	1,614	1,614
Multifamily	—	—	—	—
RV/Auto	—	—	960	960
Total	$—	$—	$2,574	$2,574
HTM Securities-Non Agency MBS	$—	$—	$106,019	$106,019

	June 30, 2011
Impaired Loans:
Single Family	$—	$—	$3,812	$3,812
Multifamily	—	—	611	611
Total	—	—	4,423	4,423
Other real estate owned and foreclosed assets:
Single Family	—	—	1,779	1,779
Multifamily	—	—	5,899	5,899
Commercial			—	—
RV/Auto	—	—	1,926	1,926
Total	$—	$—	$9,604	$9,604
HTM Securities-Non Agency MBS	$—	$—	$108,354	$108,354

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $7,420 after a charge-off of $2,466, and a valuation allowance of $531 at December 31, 2011, resulting in an additional provision for loan losses of $1,651 during the six months ended December 31, 2011 and $865 for the six months ended December 31, 2010. At June 30, 2011, our collateral-dependent loans had a carrying amount of $4,423 after a charge-off of $1,207.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1,614 and no valuation allowance for the six months ended December 31, 2011. At December 31, 2010, our other real estate owned had a net carrying amount of $3,106 after a valuation allowance of $100.
Held to maturity securities measured for impairment on a non-recurring basis had a carrying amount of $106,019 at December 31, 2011, after net impairment charge to income of $715 and other comprehensive loss of $0 during the three months ended December 31, 2011. During the six months ended December 31, 2011, the Company recognized a net impairment charge to income of $1,312 and other comprehensive income of $120. These held to maturity securities are valued using Level 3 inputs.
Fair value of Financial Instruments
Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	December 31, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$22,303	$22,303	$9,052	$9,052
Securities trading	5,678	5,678	5,053	5,033
Securities available for sale	165,047	165,047	145,671	145,671
Securities held to maturity	339,691	353,639	370,626	387,286
Stock of the Federal Home Loan Bank	17,014	N/A	15,463	N/A
Loans held for sale, at fair value	54,336	54,336	20,110	20,110
Loans held for sale, at lower of cost or market	48,000	49,753	—	—
Loans held for investment—net	1,526,523	1,568,259	1,325,101	1,372,243
Accrued interest receivable	6,748	6,748	6,577	6,577
Financial liabilities:
Time deposits and savings	1,553,230	1,572,263	1,340,325	1,347,951
Securities sold under agreements to repurchase	130,000	142,947	130,000	142,881
Advances from the Federal Home Loan Bank	330,000	340,623	305,000	311,477
Subordinated debentures and other borrowings	5,155	5,137	7,655	7,655
Accrued interest payable	2,271	2,271	2,237	2,237

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
The amortized cost, carrying amount and fair value for the major categories of securities trading, available for sale, and held to maturity at December 31, 2011 and June 30, 2011 were:

	Trading	Available for sale				Held to maturity
	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
	(Dollars in Thousands)
	December 31, 2011
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$53,211	$1,521	$(95)	$54,637	$72,512	$2,971	$—	$75,483
Non-agency [2]	—	87,972	7,470	(33)	95,409	230,955	10,972	(4,752)	237,175
Total mortgage-backed securities	—	141,183	8,991	(128)	150,046	303,467	13,943	(4,752)	312,658
Other debt securities:
U.S. agencies [1]	—	15,001	—	—	15,001	—	—	—	—
Municipal	—	—	—	—	—	36,224	4,757	—	40,981
Non-agency	5,678	—	—	—	—	—	—	—	—
Total other debt securities	$5,678	15,001	—	—	15,001	36,224	4,757	—	40,981
Total debt securities	$5,678	$156,184	$8,991	$(128)	$165,047	$339,691	$18,700	$(4,752)	$353,639

	June 30, 2011
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$60,212	$1,707	$—	$61,919	$77,941	$2,317	$(196)	$80,062
Non-agency [2]	—	74,545	9,406	(199)	83,752	246,455	15,851	(2,625)	259,681
Total mortgage-backed securities	—	134,757	11,113	(199)	145,671	324,396	18,168	(2,821)	339,743
Other debt securities:
U.S. agencies [1]	—	—	—	—	—	9,976	—	(149)	9,827
Municipal	—	—	—	—	—	36,254	1,517	(55)	37,716
Non-agency	5,053	—	—	—	—	—	—	—	—
Total other debt securities	5,053	—	—	—	—	46,230	1,517	(204)	47,543
Total debt securities	$5,053	$134,757	$11,113	$(199)	$145,671	$370,626	$19,685	$(3,025)	$387,286
 __________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available for sale portfolio with a total fair value of $95,409 at December 31, 2011 consists of 25 different issues of super senior securities with a fair value of $63,995; two senior structured whole loan securities with a fair value of $31,379 and three mezzanine z-tranche securities with a fair value of $35 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.
The non-agency RMBS held-to-maturity portfolio with a carrying value of $230,955 at December 31, 2011 consists of 82 different issues of super senior securities totaling $226,733, one senior-support security with a carrying value of $3,570 and one other security with a carrying value of $652. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $5,114 impairment loss during fiscal 2010 and zero during fiscal 2011. At December 31, 2011 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $3,724, respectively. For the six months ended December 31, 2011 the security had not experienced additional impairments.
The current face amounts of debt securities available for sale and held to maturity that were pledged to secure borrowings at December 31, 2011 and June 30, 2011 were $390,902 and $420,042 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Available for sale securities in loss position for						Held to maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
	December 31, 2011
RMBS:
U.S. agencies	$10,561	$(95)	$—	$—	$10,561	$(95)	$—	$—	$—	$—	$—	$—
Non-agency	35	(33)	—	—	35	(33)	34,841	(1,117)	53,983	(3,635)	88,824	(4,752)
Total RMBS securities	10,596	(128)	—	—	10,596	(128)	34,841	(1,117)	53,983	(3,635)	88,824	(4,752)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Total Other Debt	—	—	—	—	—	—	—	—	—	—	—	—
Total debt securities	$10,596	$(128)	$—	$—	$10,596	$(128)	$34,841	$(1,117)	$53,983	$(3,635)	$88,824	$(4,752)

	June 30, 2011
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—	$9,903	$(196)	$—	$—	$9,903	$(196)
Non-agency	2,674	(199)	—	—	2,674	(199)	18,946	(262)	46,665	(2,363)	65,611	(2,625)
Total RMBS securities	2,674	(199)	—	—	2,674	(199)	28,849	(458)	46,665	(2,363)	75,514	(2,821)
Other Debt:
U.S. agencies	—	—	—	—	—	—	9,828	(149)	—	—	9,828	(149)
Municipal Debt	—	—	—	—	—	—	5,567	(55)	—	—	5,567	(55)
Total Other Debt	—	—	—	—	—	—	15,395	(204)	—	—	15,395	(204)
Total debt securities	$2,674	$(199)	$—	$—	$2,674	$(199)	$44,244	$(662)	$46,665	$(2,363)	$90,909	$(3,025)

There were 10 securities that were in a continuous loss position at December 31, 2011 for a period of more than 12 months. There were 8 securities that were in a continuous loss position at June 30, 2011 for a period of more than 12 months.

The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance	$9,630	$7,922	$9,033	$7,492
Additions for the amounts related to credit loss for which an other-than- temporary impairment was not previously recognized	112	137	169	770
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	603	315	1,143	112
Ending balance	$10,345	$8,374	$10,345	$8,374

At December 31, 2011, 43 non-agency RMBS with a total carrying amount of $111,994 were determined to have cumulative credit losses of $10,345 of which $1,312 was recognized in earnings during the six months ended December 31, 2011 and $1,541 was recognized in earnings during fiscal 2011. This quarter’s other-than-temporary impairment of $715 is related to 17 non-agency RMBS with a total carrying amount of $52,572. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than -temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 3. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted increase or decrease in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate announced prior to the end of the period covered by this report (reported in November 2011) was 8.6%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
The gross gains and losses realized through earnings upon the sale of available for sale securities for periods indicated:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Proceeds	$—	$654	$—	$654
Gross realized gains	—	482	—	482
Gross realized loss	—	—	—	—
Net gain on securities	$—	$482	$—	$482

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

	December 31, 2011	June 30, 2011
	(Dollars in Thousands)
Available for sale debt securities—net unrealized gains	$8,863	$10,914
Held to maturity debt securities—non credit related	(12,659)	(12,538)
Subtotal	(3,796)	(1,624)
Tax benefit	1,521	653
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(2,275)	$(971)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available for sale and held to maturity at December 31, 2011 were:

	December 31, 2011
	Available for sale		Held to maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
	(Dollars in Thousands)
RMBS—U.S. agencies[1]:
Due within one year	$2,509	$2,581	$2,783	$2,888	$—
Due one to five years	9,672	9,944	10,722	11,127	—
Due five to ten years	11,532	11,842	12,686	13,166	—
Due after ten years	29,498	30,270	46,321	48,302	—
Total RMBS—U.S. agencies[1]	53,211	54,637	72,512	75,483	—
RMBS—Non-agency:
Due within one year	25,449	26,181	31,362	32,506	—
Due one to five years	30,263	32,442	66,558	69,380	—
Due five to ten years	18,364	20,298	38,356	39,798	—
Due after ten years	13,896	16,488	94,679	95,491	—
Total RMBS—Non-agency	87,972	95,409	230,955	237,175	—
Other debt:
Due within one year	15,001	15,001	—	—	—
Due one to five years	—	—	—	—	—
Due five to ten years	—	—	1,648	1,753	—
Due after ten years	—	—	34,576	39,228	5,678
Total other debt	15,001	15,001	36,224	40,981	5,678
Total	$156,184	$165,047	$339,691	$353,639	$5,678
 __________________________
1. Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSS
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2011	June 30, 2011
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential single family (one to four units)	$660,880	$517,637
Home equity	32,806	36,424
Residential multifamily (five units or more)	658,321	647,381
Commercial real estate and land	37,804	37,985
Consumer—Recreational vehicle	26,939	30,406
Commercial secured and other	123,359	66,582
Total gross loans	1,540,109	1,336,415
Allowance for loan losses	(8,090)	(7,419)
Unaccreted discounts and loan fees	(5,496)	(3,895)
Net loans	$1,526,523	$1,325,101

Allowance for Loan Loss. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the allowance) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at December 31, 2011, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
Allowance for Credit Loss Disclosures—The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle ("RV") and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at December 31, 2011 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $24,629,000 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $5,963,000; 715 – 769: $9,233,000; 700 -714: $2,610,000; 660 – 699: $6,060,000 and less than 660: $763,000.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:
The Company had $645,385,000 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $480,665,000; 61% – 70%: $131,412,000; 71% -80%: $30,696,000; and greater than 80%: $2,612,000.
The Company had $651,616,000 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $318,357,000; 56% – 65%: $208,238,000; 66% – 75%: $104,118,000; 76% – 80%: $14,541,000 and greater than 80%: $6,362,000. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $36,083,000 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $21,524,000; 51% – 60%: $9,064,000; 61% – 70%: $4,580,000; and 71% – 80%: $915,000.
The Company's commercial secured portfolio consists of business loans well-collateralized by residential real estate. The Company's other portfolio consists of receivables factoring for businesses and consumers. The Company allocates its allowance for loan loss for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended December 31, 2011
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at October 1, 2011	$2,421	$184	$2,523	$162	$2,519	$199	$8,008
Provision for loan loss	534	140	406	(31)	516	35	1,600
Charge-offs	(189)	(110)	(637)	—	(601)	—	(1,537)
Transfers to held for sale	(30)	—	—	—	—	—	(30)
Recoveries	49	—	—	—	—	—	49
Balance at December 31, 2011	$2,785	$214	$2,292	$131	$2,434	$234	$8,090

	For the Three Months Ended December 31, 2010
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at October 1, 2010	$2,098	$183	$2,092	$191	$1,828	$34	$6,426
Provision for loan loss	491	7	777	31	291	3	1,600
Charge-offs	(476)	(31)	(391)	—	(244)	—	(1,142)
Transfers to held for sale	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Balance at December 31, 2010	$2,113	$159	$2,478	$222	$1,875	$37	$6,884

	For the Six Months Ended December 31, 2011
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at July 1, 2011	$2,277	$158	$2,326	$167	$2,441	$50	$7,419
Provision for loan loss	1,387	280	965	(36)	1,182	185	3,963
Charge-offs	(855)	(224)	(829)	—	(1,189)	(1)	(3,098)
Transfers to held for sale	(73)	—	(170)	—	—	—	(243)
Recoveries	49	—	—	—	—	—	49
Balance at December 31, 2011	$2,785	$214	$2,292	$131	$2,434	$234	$8,090

	For the Six Months Ended December 31, 2010
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at July 1, 2010	$1,721	$205	$1,860	$213	$1,859	$35	$5,893
Provision for loan loss	1,183	27	1,076	9	876	29	3,200
Charge-offs	(791)	(73)	(681)	—	(860)	(27)	(2,432)
Transfers to held for sale	—	—	—	—	—	—	—
Recoveries	—	—	223	—	—	—	223
Balance at December 31, 2010	$2,113	$159	$2,478	$222	$1,875	$37	$6,884

The following table presents our loans evaluated individually for impairment by class at:

	December 31, 2011
	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Single Family:
In-house originated	$—	$—	$—
Purchased	4,701	5,842	—
Multifamily:
In-house originated	—	—	—
Purchased	696	966	—
Home Equity:
In-house originated	—	—	—
Purchased	—	—	—
Commercial:
In-house originated	—	—	—
Purchased	—	—	—
RV / Auto	534	1,143	—
Commercial secured and other	—	—	—
With an allowance recorded:
Single Family:
In-house originated	$22	$22	$—
Purchased	4,157	4,129	410
Multifamily:
In-house originated	—	—	—
Purchased	6,008	6,009	488
Home Equity:
In-house originated	86	85	2
Purchased	—	—	—
Commercial:
In-house originated	1,729	1,722	4
Purchased	—	—	—
RV / Auto	1,852	1,808	492
Commercial secured and other	—	—	—
Total	$19,785	$21,726	$1,396
As a % of total gross loans	1.48%	1.63%	0.10%
___________
1. The recorded investment in impaired loans also includes $79 of accrued interest receivable and unaccreted discounts and loan fees.

	June 30, 2011
	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Single Family:
In-house originated	$—	$—	$—
Purchased	3,818	4,876	—
Multifamily:
In-house originated	—	—	—
Purchased	615	754	—
Home Equity:
In-house originated	—	—	—
Purchased	—	—	—
Commercial:
In-house originated	—	—	—
Purchased	—	—	—
RV / Auto	—	—	—
Commercial secured and other	—	—	—
With an allowance recorded:
Single Family:
In-house originated	$822	$822	$7
Purchased	3,500	3,512	267
Multifamily:
In-house originated	—	—	—
Purchased	4,281	4,308	23
Home Equity:
In-house originated	216	214	2
Purchased	—	—	—
Commercial:
In-house originated	1,756	1,748	4
Purchased	—	—	—
RV / Auto	2,639	2,563	756
Commercial secured and other	—	—	—
Total	$17,647	$18,797	$1,059
As a % of total gross loans	1.32%	1.42%	0.08%
___________
1. The recorded investment in impaired loans also includes $56 of accrued interest receivable and unaccreted discounts and loan fees.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

	December 31, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$410	$2	$488	$4	$492	$—	$1,396
Collectively evaluated for impairment	2,375	212	1,804	127	1,942	234	6,694
Total ending allowance balance	$2,785	$214	$2,292	$131	$2,434	$234	$8,090
Loans:
Loans individually evaluated for impairment[1]	$8,852	$85	$6,705	$1,722	$2,342	$—	$19,706
Loans collectively evaluated for impairment	652,028	32,721	651,616	36,082	24,597	123,359	1,520,403
Principal loan balance	$660,880	$32,806	$658,321	$37,804	$26,939	$123,359	$1,540,109
Unaccreted discounts and loan fees	(818)	60	(1,497)	(81)	591	(3,751)	(5,496)
Accrued interest receivable	1,546	182	2,047	186	129	825	4,915
Total recorded investment in loans	$661,608	$33,048	$658,871	$37,909	$27,659	$120,433	$1,539,528
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$274	$2	$23	$4	$756	$—	$1,059
Collectively evaluated for impairment	2,003	156	2,303	163	1,685	50	6,360
Total ending allowance balance	$2,277	$158	$2,326	$167	$2,441	$50	$7,419
Loans:
Loans individually evaluated for impairment	$8,147	$214	$4,919	$1,748	$2,563	$—	$17,591
Loans collectively evaluated for impairment	509,490	36,210	642,462	36,237	27,843	66,582	1,318,824
Principal loan balance	$517,637	$36,424	$647,381	$37,985	$30,406	$66,582	$1,336,415
Unaccreted discounts and loan fees	(1,938)	89	(2,488)	(132)	731	(157)	(3,895)
Accrued interest receivable	1,351	210	2,275	186	158	574	4,754
Total recorded investment in loans	$517,050	$36,723	$647,168	$38,039	$31,295	$66,999	$1,337,274
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Nonperforming loans are comprised of loans past due 90 days or more on nonaccrual status. Nonperforming loans consisted of the following at:

	December 31, 2011	June 30, 2011
	(Dollars in Thousands)
Loans secured by real estate:
Single family:
In-house originated	$22	$796
Purchased	6,765	5,790
Home equity loans:
In-house originated	62	157
Purchased	—	—
Multifamily:
In-house originated	—	—
Purchased	4,264	2,744
Commercial:
In-house originated	—	—
Purchased	—	—
Total nonaccrual loans secured by real estate	11,113	9,487
RV/Auto	648	125
Commercial secured and other	—	—
Total nonperforming loans [1]	$11,761	$9,612
Nonperforming loans to total loans	0.76%	0.72%
________________
1. Excludes $3.3 million in accruing or performing serviced by other loans over 90 days delinquent at December 31, 2011, for which the bank continues to receive scheduled monthly payments and recent valuations supporting the underlying collateral exceeds that of the book balance.

The following table provides the outstanding unpaid balance of loans that are performing and nonperforming by portfolio class at:

	December 31, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Performing	$654,093	$32,744	$654,057	$37,804	$26,291	$123,359	$1,528,348
Nonperforming	6,787	62	4,264	—	648	—	11,761
Total	$660,880	$32,806	$658,321	$37,804	$26,939	$123,359	$1,540,109

	June 30, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Performing	$511,051	$36,267	$644,637	$37,985	$30,281	$66,582	$1,326,803
Nonperforming	6,586	157	2,744	—	125	—	9,612
Total	$517,637	$36,424	$647,381	$37,985	$30,406	$66,582	$1,336,415

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows at:

	December 31, 2011
	Single Family			Multifamily			Commercial
	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
	(Dollars in Thousands)
Performing	$457,559	$196,534	$654,093	$376,548	$277,509	654,057	$8,647	$29,157	$37,804
Non performing	22	6,765	6,787	—	4,264	4,264	—	—	—
Total	$457,581	$203,299	$660,880	$376,548	$281,773	658,321	$8,647	$29,157	$37,804

	June 30, 2011
	Single Family			Multifamily			Commercial
	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
	(Dollars in Thousands)
Performing	$291,549	$219,502	$511,051	$349,276	$295,361	644,637	$9,705	$28,280	$37,985
Non performing	796	5,790	6,586	—	2,744	2,744	—	—	—
Total	$292,345	$225,292	$517,637	$349,276	$298,105	647,381	$9,705	$28,280	$37,985

Approximately 3% and 12% of our non-performing loans at December 31, 2011 and June 30, 2011, respectively, were considered troubled debt restructurings (TDRs). Certain TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. The Company classifies these loans as performing TDRs that consisted of the following at:

	December 31, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Performing loans temporarily modified as TDR	$2,065	$23	$2,441	$1,722	$1,694	—	$7,945
Non performing loans	6,787	62	4,264	—	648	—	$11,761
Total impaired loans[1]	$8,852	$85	$6,705	$1,722	$2,342	$—	$19,706
________________________
1. The recorded investment in impaired loans also includes $79 of accrued interest receivable and unaccreted discounts and loan fees.

	For the Three Months Ended December 31, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Interest income recognized on performing TDRs	$23	$—	$41	$24	$35	$—	$123
Average balances of performing TDRs	$1,570	$34	$2,444	$1,726	$1,753	$—	$7,527
Average balances of impaired loans	$8,688	$132	$6,921	$1,726	$2,409	$—	$19,876

	For the Six Months Ended December 31, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Interest income recognized on performing TDRs	$47	$1	$83	$47	$70	$—	$248
Average balances of performing TDRs	$1,448	$45	$2,306	$1,733	$1,987	$—	$7,519
Average balances of impaired loans	$8,306	$162	$6,175	$1,733	$2,398	$—	$18,774

	For the Three Months Ended December 31, 2010
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Interest income recognized on performing TDRs	$14	$1	$42	$—	$63	$—	$120
Average balances of performing TDRs	$1,179	$58	$1,017	$—	$3,160	$—	$5,414
Average balances of impaired loans	$7,753	$195	$10,415	$—	$4,109	$—	$22,472

	For the Six Months Ended December 31, 2010
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Interest income recognized on performing TDRs	$28	$2	$84	$—	$127	$—	$241
Average balances of performing TDRs	$972	$39	$657	$—	$3,060	$—	$4,728
Average balances of impaired loans	$7,204	$141	$8,170	$—	$4,151	$—	$19,666

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

The following table sets forth the loans modified as TDRs as of the dates indicated:

	For the three months ended December 31,
	2011	2010
	(Dollars in Thousands)
Loans secured by real estate:
Single family:
In-house originated	$—	$—
Purchased	742	—
Home equity loans:
In-house originated	—	—
Purchased	—	—
Multifamily:
In-house originated	—	—
Purchased	—	—
Commercial:
In-house originated	—	—
Purchased	—	—
Total TDR loans secured by real estate	742	—
RV/Auto	58	—
Commercial secured and other	—	—
Total loans modified as TDRs	$800	$—

	For the six months ended December 31,
	2011	2010
	(Dollars in Thousands)
Loans secured by real estate:
Single family:
In-house originated	$—	$—
Purchased	742	504
Home equity loans:
In-house originated	—	159
Purchased	—	—
Multifamily:
In-house originated	—	—
Purchased	—	—
Commercial:
In-house originated	—	—
Purchased	—	—
Total TDR loans secured by real estate	742	663
RV/Auto	58	617
Commercial secured and other	—	—
Total loans modified as TDRs	$800	$1,280

The Company had no loans modified as TDRs within the previous twelve months for which there was a payment default for the three months ended December 31, 2011 and December 31, 2010. The Company had no loans for the six months ended December 31, 2011 and $175 for the six months ended December 31, 2010. The Company defines a payment default as 90 days past due.
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
The Company reviews and grades all single-family mortgage loans with unpaid principal balances of $500,000 or more once per year. The Company reviews and grades all multi-family loans and commercial mortgage loans with unpaid principal balances of $750,000 or more once per year. A sample of 5% of all other loans is reviewed once per year. The Company reviews and evaluates all impaired loans on at least a quarterly basis for additional impairment and adjusts, accordingly.

The following table presents the composition of our loan portfolio by credit quality indicators at:

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$457,560	$—	$21	$—	$457,581
Purchased	192,124	177	10,998	—	203,299
Home equity loans:
In-house originated	11,304	7	285	—	11,596
Purchased	21,210	—	—	—	21,210
Multifamily:
In-house originated	373,500	3,048	—	—	376,548
Purchased	269,849	6,040	5,884	—	281,773
Commercial real estate and land:
In-house originated	8,647	—	—	—	8,647
Purchased	26,328	2,829	—	—	29,157
Consumer—RV/Auto:	25,437	241	1,261	—	26,939
Commercial secured and other:	123,359	—	—	—	123,359
Total	$1,509,318	$12,342	$18,449	$—	$1,540,109
As a % of total gross loans	98.0%	0.8%	1.2%	—%	100%

	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Single Family:
In-house originated [1]	$391,729	$—	$733	$—	$392,462
Purchased	199,854	922	11,210	—	211,986
Home equity loans:
In-house originated	12,890	43	136	—	13,069
Purchased	21,812	—	—	—	21,812
Multifamily:
In-house originated	351,829	2,183	—	—	354,012
Purchased	274,538	8,052	4,884	—	287,474
Commercial real estate and land:
In-house originated	6,891	1,735	—	—	8,626
Purchased	27,043	2,191	—	—	29,234
Consumer—RV/Auto:	27,393	554	406	—	28,353
Commercial secured and other:	108,448	—	—	—	108,448
Total	$1,422,427	$15,680	$17,369	$—	$1,455,476
As a % of total gross loans	97.7%	1.1%	1.2%	—%	100%

	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$292,319	$—	$25	$—	$292,344
Purchased	214,924	4,459	5,910	—	225,293
Home equity loans:
In-house originated	14,256	—	157	—	14,413
Purchased	22,011	—	—	—	22,011
Multifamily:
In-house originated	347,087	2,189	—	—	349,276
Purchased	289,528	5,833	2,744	—	298,105
Commercial real estate and land:
In-house originated	7,897	1,807	—	—	9,704
Purchased	26,082	2,199	—	—	28,281
Consumer—RV/Auto:	29,395	657	354	—	30,406
Commercial secured and other:	66,582	—	—	—	66,582
Total	$1,310,081	$17,144	$9,190	$—	$1,336,415
As a % of total gross loans	98.0%	1.3%	0.7%	—%	100%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class at:

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
	(Dollars in Thousands)
Single Family:
In-house originated [1]	$4,824	$—	—	$4,824
Purchased	1,177	2,797	9,425	13,399
Multifamily:
In-house originated [1]	2,183	—	—	2,183
Purchased	1,013	488	4,065	5,566
Home Equity:
In-house originated	56	45	—	101
Purchased	—	—	—	—
Commercial:
In-house originated	374	—	—	374
Purchased	—	—	—	—
RV / Auto	747	334	504	1,585
Commercial Secured and Other	1	5	—	6
Total	$10,375	$3,669	$13,994	$28,038
As a % of total gross loans	0.68%	0.24%	0.92%	1.84%
________________________
1. Borrowers in these categories made payments after December 31, 2011. Without these three loans the delinquent total would have been 1.37% of total loans.

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$—	$—	709	$709
Purchased	1,192	606	9,416	11,214
Multifamily:
In-house originated	—	—	—	—
Purchased	—	540	4,314	4,854
Home Equity:
In-house originated	67	43	36	146
Purchased	—	—	—	—
Commercial:
In-house originated	—	—	—	—
Purchased	—	—	—	—
RV / Auto	1,251	372	107	1,730
Commercial Secured and Other	—	—	—	—
Total	$2,510	$1,561	$14,582	$18,653
As a % of total gross loans	0.17%	0.11%	1.01%	1.29%

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$216	$796	—	$1,012
Purchased	1,793	1,716	8,538	12,047
Multifamily:
In-house originated	—	—	—	—
Purchased	—	289	2,744	3,033
Home Equity:
In-house originated	182	34	93	309
Purchased	—	—	—	—
Commercial:
In-house originated	—	—	—	—
Purchased	—	—	—	—
RV / Auto	1,306	130	85	1,521
Commercial Secured and Other	—	—	—	—
Total	$3,497	$2,965	$11,460	$17,922
As a % of total gross loans	0.26%	0.22%	0.86%	1.34%

6.	STOCK-BASED COMPENSATION
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
2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At December 31, 2011, there were a maximum of 2,067,401 shares available for issuance under the limits of the 2004 Plan.
Stock Options. The Company’s income before income taxes and net income for the three months ended December 31, 2011 and 2010 included stock option compensation cost of zero and $3, respectively. The total income tax benefit was zero and $1 for the three months ended December 31, 2011 and 2010, respectively. At December 31, 2011, expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the period July 1, 2010 to December 31, 2011 is presented below:

	Number of Shares	Weighted-average Exercise Price Per Share
Outstanding-July 1, 2010	395,920	$8.52
Granted	—	$—
Exercised	(128,381)	$7.18
Cancelled	(6)	$7.35
Outstanding-June 30, 2011	267,533	$9.15
Granted	—	$—
Exercised	(63,031)	$9.73
Cancelled	(2,894)	$9.10
Outstanding-December 31, 2011	201,608	$8.97
Options exercisable-June 30, 2011	267,533	$9.15
Options exercisable-December 31, 2011	201,608	$8.97

The following table summarizes information as of December 31, 2011 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	57,200	4.6	57,200	$7.35
$8.50	7,500	3.9	7,500	$8.50
$9.20	7,500	3.6	7,500	$9.20
$9.50	78,300	3.6	78,300	$9.50
$10.00	50,108	2.4	50,108	$10.00
$11.00	1,000	0.5	1,000	$11.00
$8.97	201,608	3.6	201,608	$8.97

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at December 31, 2011 was $1,467.
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
During the quarters ended December 31, 2011 and 2010, the Company granted 31,584 and 21,441 restricted stock units respectively, to employees and directors. Restricted stock unit (“RSU”) awards granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, vest one-third on each fiscal year end.
The Company’s income before income taxes and net income for the quarters ended December 31, 2011 and 2010 included stock award expense of $611 and $553, respectively. The income tax benefit was $244 and $221, respectively. For the six months ended December 31, 2011 and 2010, stock award expense was $1,181 and $932, with total income tax benefit of $476 and $370, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2011, unrecognized compensation expense related to non-vested awards aggregated to $4,527 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
(Dollars in Thousands)
For the fiscal year remainder:
2012	$1,290
2013	2,235
2014	895
2015	107
Total	$4,527

The following table presents the status and changes in restricted stock grants from July 1, 2010 through December 31, 2011:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2010	199,148	$7.88
Granted	399,582	$11.95
Vested	(197,442)	$9.04
Cancelled	(11,214)	$11.77
Non-vested balance at June 30, 2011	390,074	$11.35
Granted	139,153	$13.35
Vested	(65,894)	$11.11
Cancelled	(1,195)	$14.81
Non-vested balance at December 31, 2011	462,138	$11.98

The total fair value of shares vested for the three and six months ended December 31, 2011 was $212,000 and $930,000, respectively.
2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At December 31, 2011, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

7.	EARNINGS PER SHARE ("EPS")
Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Dollars in Thousands, except per share data)		(Dollars in Thousands, except per share data)
Earnings Per Common Share
Net income	$6,660	$4,927	$13,193	$9,759
Preferred stock dividends	(380)	(77)	(506)	(154)
Net income attributable to common shareholders	$6,280	$4,850	$12,687	$9,605
Average common shares issued and outstanding	10,732,728	10,275,313	10,565,507	10,259,510
Average unvested Restricted stock grant and RSU shares	442,219	492,134	470,539	405,990
Total qualifying shares	11,174,947	10,767,447	11,036,046	10,665,500
Earnings per common share	$0.56	$0.45	$1.15	$0.90
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$6,280	$4,850	$12,687	$9,605
Preferred stock dividends to dilutive convertible preferred	303	—	351	—
Dilutive net income attributable to common shareholders	$6,583	$4,850	$13,038	$9,605
Average common shares issued and outstanding	11,174,947	10,767,447	11,036,046	10,665,500
Dilutive effect of Stock Options	61,908	101,136	61,276	99,175
Dilutive effect of convertible preferred stock	1,067,773	—	318,471	—
Total dilutive common shares issued and outstanding	12,304,628	10,868,583	11,415,793	10,764,675
Diluted earnings per common share	$0.54	$0.45	$1.14	$0.89

8.	COMMITMENTS AND CONTINGENCIES
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
At December 31, 2011, the Company had commitments to originate loans of $88.5 million. At December 31, 2011, the Company also had commitments to sell loans of $106.7 million.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were no refinances of existing related party loans or new loans granted under the provisions of the employee loan program during the six months ended December 31, 2011, and no refinances of existing loans during the six months ended December 31, 2010.

10. STOCKHOLDERS' EQUITY

On September 7, 2011, October 5, 2011, and November 2, 2011, the Company closed offerings of 12,117 shares, 1,065 shares, and 7,000 shares, respectively, of our 6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock (the "Series B preferred stock"). Gross proceeds were $12,117, $1,065, and $7,000 with net proceeds after expenses of approximately $11,477, $1,058 and $7,000, respectively. The Series B preferred stock has a liquidation preference of $1,000 per share over shares of common stock and other junior securities. In the event of liquidation, the Series B preferred stock ranks pari passu with the Series A preferred stock. Each share of the Series B preferred stock may be converted at any time, at the option of the holder, into 61.92 shares of our common stock (which reflects an approximate initial conversion price of $16.15 per share of our common stock) plus cash in lieu of fractional shares, subject to anti-dilution and other adjustments. The conversion rate will be subject to certain anti-dilution and other adjustments. In addition, if the closing price of our common stock exceeds $20.50 for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, we may at our option cause some or all of the Preferred Stock to be automatically converted into common stock at the then prevailing conversion rate.

On December 9, 2011, the Company closed an offering of 862,500 shares of our common stock, at a price per share of $16.00, to institutional and retail investors. Gross proceeds were $13.8 million with net proceeds after expenses of approximately $13.3 million.

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2011, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
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

Use of Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as core earnings. Core earnings exclude realized and unrealized gains and losses associated with our securities portfolios. Excluding these gains and losses provides investors with an understanding of our Bank's core lending and mortgage banking business. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors' understanding of its business and performance, these non-GAAP measures should not be consider in isolation, or as a substitute for GAAP basis financial measures.

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands)

	December 31, 2011	June 30, 2011	December 31, 2010
Selected Balance Sheet Data:
Total assets	$2,223,797	$1,940,087	$1,660,835
Loans—net of allowance for loan losses	1,526,523	1,325,101	1,003,250
Loans held for sale, at fair value	54,336	20,110	16,658
Loans held for sale, lower of cost or market	48,000	—	—
Allowance for loan losses	8,090	7,419	6,884
Securities—trading	5,678	5,053	4,428
Securities—available for sale	165,047	145,671	197,789
Securities—held to maturity	339,691	370,626	368,196
Total deposits	1,553,230	1,340,325	1,116,370
Securities sold under agreements to repurchase	130,000	130,000	130,000
Advances from the FHLB	330,000	305,000	264,000
Subordinated debentures	5,155	7,655	5,155
Total stockholders’ equity	193,596	147,766	137,592

BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share data)

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Selected Income Statement Data:
Interest and dividend income	$28,616	$22,584	$56,381	$43,673
Interest expense	9,530	8,461	19,118	16,878
Net interest income	19,086	14,123	37,263	26,795
Provision for loan losses	1,600	1,600	3,963	3,200
Net interest income after provision for loan losses	17,486	12,523	33,300	23,595
Non-interest income	2,986	1,927	7,556	4,049
Non-interest expense	9,204	6,240	18,756	11,439
Income before income tax expense	11,268	8,210	22,100	16,205
Income tax expense	4,608	3,283	8,907	6,446
Net income	$6,660	$4,927	$13,193	$9,759
Net income attributable to common stock	$6,280	$4,850	$12,687	$9,605
Per Share Data:
Net income:
Basic	$0.56	$0.45	$1.15	$0.90
Diluted	$0.54	$0.45	$1.14	$0.89
Book value per common share	$14.80	$12.95	$14.80	$12.95
Tangible book value per common share	$14.80	$12.95	$14.80	$12.95
Weighted average number of shares outstanding:
Basic	11,174,947	10,767,447,000	11,036,046	10,665,500,000
Diluted	12,304,628	10,868,583,000	11,415,793	10,764,675,000
Common shares outstanding at end of period	11,419,584	10,236,045,000	11,419,584	10,236,045,000
Common shares issued at end of period	12,162,604	10,884,680,000	12,162,604	10,884,680,000
Performance Ratios and Other Data:
Loan originations for investment	$132,153	$141,816	$384,779	$208,836
Loan originations for sale	227,810	79,062	318,179	139,685
Loan purchases	—	23,391	—	104,060
Return on average assets	1.23%	1.26%	1.26%	1.29%
Return on average stockholders’ equity	15.86%	14.84%	16.55%	15.07%
Interest rate spread[1]	3.44%	3.53%	3.47%	3.45%
Net interest margin[2]	3.60%	3.72%	3.62%	3.64%
Efficiency ratio	41.70%	38.88%	41.85%	37.09%
Capital Ratios:
Equity to assets at end of period	8.71%	8.28%	8.71%	8.28%
Tier 1 leverage (core) capital to adjusted tangible assets[3]	8.27%	8.10%	8.27%	8.10%
Tier 1 risk-based capital ratio[3]	13.19%	13.18%	13.19%	13.18%
Total risk-based capital ratio[3]	13.77%	13.86%	13.77%	13.86%
Tangible capital to tangible assets[3]	8.27%	8.10%	8.27%	8.10%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.39%	0.49%	0.41%	0.55%
Nonperforming loans to total loans	0.76%	1.64%	0.76%	1.64%
Nonperforming assets to total assets	0.64%	1.25%	0.64%	1.25%
Allowance for loan losses to total loans at end of period	0.53%	0.68%	0.53%	0.68%
Allowance for loan losses to nonperforming loans	68.79%	41.17%	68.79%	41.17%
_________________________
1. Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
2. Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
3. Reflects regulatory capital ratios of BofI Federal Bank.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2011 and December 31, 2010
For the three months ended December 31, 2011, we had net income of $6,660,000 compared to net income of $4,927,000 for the three months ended December 31, 2010. Net income attributable to common stockholders was $6,280,000 or $0.54 per diluted share compared to net income of $4,850,000 or $0.45 per diluted share for the three months ended December 31, 2011 and 2010, respectively.

Other key comparisons between our operating results for the three months ended December 31, 2011 and 2010 are:

•
Net interest income increased $4,963,000 in the quarter ended December 31, 2011 due to a 39.4% increase in average earning assets primarily from loan originations. Our net interest margin decreased 12 basis points in the quarter ended December 31, 2011 compared to December 31, 2010, as the earning rates on loans decreased 53 basis points and rates on securities decreased 70 basis points, partially offset by a decrease in the rates paid on deposits and borrowings of 45 basis points.

•
Non-interest income increased $1,059,000 for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010. The increase in non-interest income was primarily the result of a $1,238,000 increase in gain on sale of loans held for sale and fair value gains from trading securities of $430,000, offset by impairment on investment securities of $715,000.

•
Non-interest expense increased $2,964,000 for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 primarily due to a $1,391,000 increase in compensation attributed to increased staffing and office expansion.

For the six months ended December 31, 2011, we had net income of $13,193,000 compared to net income of $9,759,000 for the same period last year. Net income attributable to common stockholders was $12,687,000 or $1.14 per diluted share compared to net income of $9,605,000 or $0.89 per diluted share for the six months ended December 31, 2011 and 2010, respectively.

We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings ("core earnings") which we believe provides useful information about the Bank's operating performance. Core earnings for the quarters ended December 31, 2011 and 2010, were $6,828,000 and $4,917,000, respectively. For the six months ended December 31, 2011 and 2010, adjusted earnings were $13,603,000 and $9,985,000, respectively.

Below is a reconciliation of net income to core earnings:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net Income	$6,660	$4,927	$13,193	$9,759
Realized securities (gain) loss	—	(482)	—	(482)
Unrealized securities (gain) loss	285	466	687	856
Tax provision (benefit)	(117)	6	(277)	(148)
Core Earnings	$6,828	$4,917	$13,603	$9,985
Net Interest Income
Net interest income for the quarter ended December 31, 2011 totaled $19.1 million, an increase of 35.5% compared to net interest income of $14.1 million for the quarter ended December 31, 2010.
Total interest and dividend income during the quarter ended December 31, 2011 increased 26.5% to $28.6 million, compared to $22.6 million during the quarter ended December 31, 2010. The increase in interest and dividend income for the 2011 quarter was attributable primarily to growth in average earning assets from origination of loans. The average balance of loans increased 68.2% when compared to the three-month period ended December 31, 2010. The increase in interest income was partially offset by lower rates earned on loans and mortgage-backed securities. The loan portfolio yield for the quarter ended December 31, 2011 decreased 53 basis points and the investment security portfolio yield decreased 70 basis points from the 2010 period. The net growth in average earning assets for the three-month period was funded largely by increased time deposit accounts.
Total interest expense was $9.5 million for the quarter ended December 31, 2011, an increase of $1.1 million or 13.1% as compared with the same period in 2010. The average funding rate decreased by 45 basis points while average interest-bearing liabilities grew 38.6%. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 51 basis points partially offset by an increase in the average funding rates of demand and savings accounts of 8 basis points. Other borrowing costs increased 16 basis points when comparing the quarters ended December 31, 2011 and 2010. Net interest margin, defined as net interest income divided by average earning assets, decreased by 12 basis points to 3.60% for the quarter ended December 31, 2011, compared with 3.72% for the quarter ended December 31, 2010. The decrease in net interest margin was generally due to customer repayments of higher rate mortgage loans and securities which decreased the earning asset yield faster than the cost of funds.
For the six months ended December 31, 2011 , net interest income was $37.3 million, a 39.2% increase compared to net interest income of $26.8 million for the six months ended December 31, 2010. The increase in interest and dividend income for the 2011 period was attributable primarily to growth in average earning assets from origination of loans. The average balance of loans increased 71.5% when compared to the six months ended December 31, 2010. The increase in interest income was partially offset by lower rates earned on loans and mortgage-backed securities. The loan portfolio yield for the six months ended December 31, 2011 decreased 50 basis points and the investment security portfolio yield decreased 52 basis points from the 2010 period. The net growth in average earning assets for the six-month period was funded largely by increased time deposit accounts.
Total interest expense was $19.1 million for the six months ended December 31, 2011, an increase of $2.2 million or 13.0% as compared with the same period in 2010. The average funding rate decreased by 47 basis points while average interest-bearing liabilities grew 40.2%. Contributing to the decrease in the average funding rate was a decrease in the average rate for time deposits of 67 basis points partially offset by an increase in the average funding rate of demand and savings accounts of 6 basis points. Other borrowing costs decreased 7 basis points when comparing the six months ended December 31, 2011 and 2010. Our net interest margin decreased by 2 basis points to 3.62% for the six months ended December 31, 2011, compared with 3.64% for the same period last year. The decrease in net interest margin was generally due to customer repayments of higher rater mortgage loans and securities which decreased our earning asset yield.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2011 and 2010:

	For the three month period ended
	December 31,
	2011			2010
	(Dollars in thousands)
	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$1,583,265	$21,854	5.52%	$941,209	$14,237	6.05%
Federal funds sold	14,058	3	0.09%	8,916	3	0.13%
Interest-earning deposits in other financial institutions	290	—	—%	257	—	—%
Mortgage-backed and other investment securities[5]	507,087	6,747	5.32%	552,898	8,327	6.02%
Stock of the FHLB, at cost	15,384	12	0.31%	17,092	17	0.40%
Total interest-earning assets	2,120,084	28,616	5.40%	1,520,372	22,584	5.94%
Non-interest-earning assets	44,012			37,910
Total assets	$2,164,096			$1,558,282
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$458,661	$1,087	0.95%	$335,689	$731	0.87%
Time deposits	1,046,715	5,484	2.10%	702,016	4,584	2.61%
Securities sold under agreements to repurchase	130,000	1,446	4.45%	130,000	1,447	4.45%
Advances from the FHLB	307,663	1,475	1.92%	232,696	1,663	2.86%
Other borrowings	5,155	38	2.95%	5,169	36	2.79%
Total interest-bearing liabilities	1,948,194	9,530	1.96%	1,405,570	8,461	2.41%
Non-interest-bearing demand deposits	20,480			10,385
Other non-interest-bearing liabilities	15,071			6,546
Stockholders’ equity	180,351			135,781
Total liabilities and stockholders’ equity	$2,164,096			$1,558,282
Net interest income		$19,086			$14,123
Interest rate spread[6]			3.44%			3.53%
Net interest margin[7]			3.60%			3.72%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $33.8 million of Community Reinvestment Act loans which are taxed at a reduced rate.

5.	Includes $5.5 million of municipal securities which are taxed at a reduced rate.

6.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

7.	Net interest margin represents net interest income as a percentage of average interest-earning assets.

 The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2011 and 2010:

	For the six month period ended
	December 31,
	2011			2010
	(Dollars in thousands)
	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$1,517,096	$42,605	5.62%	$884,734	$27,086	6.12%
Federal funds sold	12,522	4	0.06%	9,552	6	0.13%
Interest-earning deposits in other financial institutions	260	—	—%	186	—	—%
Mortgage-backed and other investment securities[5]	511,759	13,750	5.37%	561,429	16,543	5.89%
Stock of the FHLB, at cost	15,436	22	0.29%	17,449	38	0.44%
Total interest-earning assets	2,057,073	56,381	5.48%	1,473,350	43,673	5.93%
Non-interest-earning assets	44,988			35,420
Total assets	$2,102,061			$1,508,770
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$409,480	$1,903	0.93%	$361,425	$1,567	0.87%
Time deposits	1,053,965	11,195	2.12%	643,525	8,975	2.79%
Securities sold under agreements to repurchase	130,000	2,891	4.45%	130,000	2,891	4.45%
Advances from the FHLB	306,799	3,055	1.99%	218,799	3,369	3.08%
Other borrowings	5,155	74	2.87%	5,162	76	2.94%
Total interest-bearing liabilities	1,905,399	19,118	2.01%	1,358,911	16,878	2.48%
Non-interest-bearing demand deposits	14,006			8,725
Other non-interest-bearing liabilities	14,298			6,697
Stockholders’ equity	168,358			134,437
Total liabilities and stockholders’ equity	$2,102,061			$1,508,770
Net interest income		$37,263			$26,795
Interest rate spread[6]			3.47%			3.45%
Net interest margin[7]			3.62%			3.64%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $33.8 million of Community Reinvestment Act loans which are taxed at a reduced rate.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and six months ended December 31, 2011 and 2010:

	For the Three Months Ended December 31, 2011 vs 2010				For the Six Months Ended December 31, 2011 vs 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
	(Dollars in thousands)				(Dollars in thousands)
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$9,712	$(1,248)	$(847)	$7,617	$19,360	$(2,240)	$(1,601)	$15,519
Federal funds sold	2	(1)	(1)	—	2	(3)	(1)	(2)
Interest-earning deposits in other financial institutions	—	—	—	—	—	—	—	—
Mortgage-backed and other investment securities	(690)	(973)	83	(1,580)	(1,464)	(1,458)	129	(2,793)
Stock of the FHLB, at cost	(2)	(4)	1	(5)	(4)	(13)	1	(16)
	$9,022	$(2,226)	$(764)	$6,032	$17,894	$(3,714)	$(1,472)	$12,708
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$268	$66	$22	$356	$208	$113	$15	$336
Time deposits	2,251	(898)	(453)	900	5,724	(2,140)	(1,364)	2,220
Securities sold under agreements to repurchase	—	(1)	—	(1)	—	—	—	—
Advances from the FHLB	536	(546)	(178)	(188)	1,355	(1,190)	(479)	(314)
Other borrowings	—	2	—	2	—	(2)	—	(2)
	$3,055	$(1,377)	$(609)	$1,069	$7,287	$(3,219)	$(1,828)	$2,240

Provision for Loan Losses
The loan loss provision was $1,600,000 for the three months ended December 31, 2011 and December 31, 2010. For the six months ended December 31, 2011, loan loss provision was $3,963,000 compared to $3,200,000 for the six months ended December 31, 2010. The increases in provision the provision for the six months ended December 31, 2011 was a result of higher charge offs of single family and RV loans and overall increase in the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2011	2010	Inc (Dec)	2011	2010	Inc (Dec)
	(Dollars in Thousands)			(Dollars in Thousands)
Realized gain on securities:
Sale of mortgage-backed securities	$—	$482	$(482)	—	482	$(482)
Total realized gain on securities	—	482	(482)	—	482	(482)
Other-than-temporary loss on securities:
Total impairment losses	(715)	(452)	(263)	(1,432)	(3,229)	1,797
Loss recognized in other comprehensive loss	—	—	—	120	2,347	(2,227)
Net impairment loss recognized in earnings	(715)	(452)	(263)	(1,312)	(882)	(430)
Fair value gain (loss) on trading securities	430	(14)	444	625	26	599
Total unrealized loss on securities	(285)	(466)	181	(687)	(856)	169
Prepayment penalty fee income	65	—	65	126	1,000	(874)
Mortgage banking income	3,031	1,793	1,238	7,816	3,186	4,630
Banking service fees and other income	175	118	57	301	237	64
Total non-interest income	$2,986	$1,927	$1,059	$7,556	$4,049	$3,507

Non-interest income increased $1.1 million to $3.0 million from $1.9 million for the three months ended December 31, 2011 and 2010. The increase was primarily the result of higher mortgage banking income of $1.2 million, fair value gain on trading securities of $430,000, partially offset by impairment of securities of $715,000. The increase in mortgage banking income includes gains on sale of loans of $3.0 million and $1.8 million for the three months ended December 31, 2011 and 2010, respectively, due to an increase in origination volume of loans held for sale to $227.8 million from $79.1 million. Non-interest income increased $3.5 million to $7.6 million for the six months ended December 31, 2011 and 2010. The increase was primarily the result of an increase in mortgage banking income of $4.6 million, fair value gains on trading securities of $625,000, partially offset by impairment of securities of $1.3 million. The decline of $874,000 in prepayment penalty income is attributable to one specialty loan which the commercial borrower elected to repay early.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2011	2010	Inc (Dec)	2011	2010	Inc (Dec)
	(Dollars in thousands)			(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	$4,977	$3,586	$1,391	$9,682	$6,407	$3,275
Professional services	604	585	19	1,177	1,019	158
Occupancy and equipment	293	184	109	555	349	206
Data processing and internet	600	247	353	983	477	506
Advertising and promotional	606	174	432	1,064	331	733
Depreciation and amortization	332	108	224	630	183	447
Real estate owned and repossessed vehicles	244	239	5	2,028	452	1,576
FDIC and primary federal regulator fees	341	477	(136)	666	915	(249)
Other general and administrative	1,207	640	567	1,971	1,306	665
Total non-interest expenses	$9,204	$6,240	$2,964	$18,756	$11,439	$7,317

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $9.2 million for the three months ended December 31, 2011, up from $6.2 million for the three months ended December 31, 2010.
Total salaries, benefits and stock-based compensation increased $1,391,000 to $4,977,000 for the quarter ended December 31, 2011 compared to $3,586,000 for the quarter ended December 31, 2010. Total compensation increased approximately 31% for commissions and loan production bonuses paid to employees, 16% due to additional staffing in mortgage lending, and 53% due to all other staffing. For the six months ended December 31, 2011 , compensation increased $3,275,000 to $9,682,000 compared to $6,407,000 for the same period last year. Total compensation increased approximately 32% for commissions and loan production bonuses paid to employees, 22% due to additional staffing in mortgage lending, and 46% due to all other staffing. The Bank’s staff increased to 200 from 40 full-time equivalents between December 31, 2011 and 2010.
Professional services, which include accounting and legal fees, increased $19,000 and $158,000 for the three and six month periods ended December 31, 2011, respectively, compared to the same periods last year. The increases were primarily due to legal fees related to loan acquisition contracts and foreclosed assets.
Advertising and promotional expense increased $432,000 and $733,000 for the three and six month periods ending December 31, 2011, respectively, compared to the same periods ended December 31, 2010. The increases were primarily due to increases in lead generation costs for our single family loan origination program as a result of higher mortgage refinance volume.
Data processing and internet expense increased $353,000 and $506,000 for the three and six month periods ended December 31, 2011, respectively, compared to the same periods last year. The increases were primarily due to growth in the number of customer accounts and fees for special enhancements to the Bank’s core processing system.
The costs and losses associated with the maintenance and sale of REO and repossessed RV’s increased $5,000 and $1,576,000 for the three and six month periods ending December 31, 2011, respectively, compared to the same periods last year. The increase is largely attributable to liquidation and updated valuation of two large multifamily properties.  During the first quarter the Bank liquidated a $2.2 million dollar property in Yuba City which resulted in an additional loss of $442,000 for the period.   The Bank also took a valuation charge of $788,000 on a multifamily property in Springfield, MO based upon recent valuations in the first quarter.  The Bank does not anticipate incurring any more charges to the property in Springfield, MO.
The cost of our Federal Deposit Insurance Corporation or “FDIC” and "OCC" standard regulatory charges decreased $136,000 and $249,000 for the three and six month periods ended December 31, 2011, respectively, compared to the same periods last year. The decreases were due to a rate reduction as a result of changes in the FDIC insurance premium cost calculation. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative expense increased $567,000 and $665,000 for the three and six month periods ended December 31, 2011, respectively, compared to the same periods last year. The increases were primarily due to loan and other general expenses related to the growth in loan volume and the number of employees.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2011 and 2010 were 40.89% and 39.99%, respectively. Our effective tax rates for the six months ended December 31, 2011 and 2010 were 40.30% and 39.78%, respectively. The increase in the tax rate is the result of changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $283.7 million, or 14.6%, to $2,223.8 million, as of December 31, 2011, up from $1,940.1 million at June 30, 2011. The increase in total assets was primarily due to an increase of $201.4 million in loans held for investment. Total liabilities increased a total of $237.9 million, primarily due to an increase in deposits of $212.9 million and an increase in borrowings of $25.0 million from the Federal Home Loan Bank of San Francisco (the “FHLB”). Our deferred income taxes increased $0.8 million to $10.5 million primarily due to the impairment in our securities portfolio, loan loss provision, and state taxes.
Loans
Net loans held for investment increased 15.2% to $1,526.5 million at December 31, 2011 from $1,325.1 million at June 30, 2011. The increase in the loan portfolio was due to loan originations and purchases of $384.8 million, offset by loan repayments of $98.1 million, transfers to our held for sale portfolio of $81.0 million and to foreclosed real estate of $1.2 million, and a net increase in the allowance of $0.7 million during the six months ended December 31, 2011.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2011		June 30, 2011
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$660,880	42.9%	$517,637	38.7%
Home equity	32,806	2.1%	36,424	2.7%
Multifamily (five units or more)	658,321	42.7%	647,381	48.4%
Commercial real estate and land loans	37,804	2.5%	37,985	2.8%
Consumer—Recreational vehicle	26,939	1.7%	30,406	2.3%
Commercial secured and other	123,359	8.1%	66,582	5.1%
Total loans held for investment	$1,540,109	100.0%	$1,336,415	100.0%
Allowance for loan losses	(8,090)		(7,419)
Unamortized premiums/discounts, net of deferred loan fees	(5,496)		(3,895)
Net loans held for investment	$1,526,523		$1,325,101

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. As of December 31, 2011, the Company had $300.6 million of interest only loans and $8.0 million of option adjustable-rate mortgage loans. Through December 31, 2011, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
During fiscal 2011, the Bank changed its growth strategy to originate more mortgage loans rather than purchasing loans.
Asset Quality and Allowance for Loan Loss
Nonperforming Assets
Nonperforming loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate and repossessed assets. At December 31, 2011, our nonperforming loans totaled $11,761,000, or 0.76% of total gross loans and our total nonperforming assets totaled $14,335,000, or 0.64% of total assets.

Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following as of the dates indicated:

	December 31, 2011	June 30, 2011	Inc (Dec)
	(Dollars in thousands)
Nonperforming assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$6,787	$6,586	$201
Home equity loans	62	157	(95)
Multifamily	4,264	2,744	1,520
Commercial	—	—	—
Total nonaccrual loans secured by real estate	11,113	9,487	1,626
RV / Auto	648	125	523
Other	—	—	—
Total nonperforming loans	11,761	9,612	2,149
Foreclosed real estate	1,614	7,678	(6,064)
Repossessed—vehicles	960	1,926	(966)
Total nonperforming assets	$14,335	$19,216	$(4,881)
Total nonperforming loans as a percentage of total loans	0.76%	0.72%	0.04%
Total nonperforming assets as a percentage of total assets	0.64%	0.99%	(0.35)%

Total nonperforming loans increased $2.1 million and total nonperforming assets decreased by a net $4.9 million between June 30, 2011 and December 31, 2011. The increase in nonperforming loans was primarily due to a multifamily mortgage in Ohio totaling $1.2 million. The loan has a specific reserve of $292,000 and charge offs of $528,000 as of December 31, 2011. The reduction in nonperforming assets was due to sales and additional write-downs of other nonperforming assets.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $7.9 million at December 31, 2011 and $7.7 million at June 30, 2011.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2011, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at December 31, 2011 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $24,629,000 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $5,963,000; 715 – 769: $9,233,000; 700 -714: $2,610,000; 660 – 699: $6,060,000 and less than 660: $763,000.
Over the last two years, we have experienced increased charge-offs of RV loans due to the nationwide recession. Our portfolio of RV loans is expected to decrease in the future because the Bank ceased originating RV loans in fiscal 2009.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:

The Company had $645,385,000 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $480,665,000; 61% – 70%: $131,412,000; 71% -80%: $30,696,000; and greater than 80%: $2,612,000.
The Company had $651,616,000 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $318,357,000; 56% – 65%: $208,238,000; 66% – 75%: $104,118,000; 76% – 80%: $14,541,000 and greater than 80%: $6,362,000. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $36,083,000 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $21,524,000; 51% – 60%: $9,064,000; 61% – 70%: $4,580,000; and 71% – 80%: $915,000.
The weighted average LTV percentage for our entire real estate loan portfolio was 53.36 at December 31, 2011. We believe that this percentage is lower and more conservative than most banks. This has resulted in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

	December 31, 2011	June 30, 2011
	(Dollars in Thousands)
Nonperforming loans—90+ days past due plus other non-accrual loans	$10,843	$8,417
Troubled debt restructuring loans—non-accrual	918	1,195
Troubled debt restructuring loans—performing	7,945	7,748
Total impaired loans	$19,706	$17,360

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2011		June 30, 2011
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
	(Dollars in thousands)
Single family	$2,785	34.43%	$2,277	30.69%
Home equity	214	2.65%	158	2.13%
Multifamily	2,292	28.33%	2,326	31.35%
Commercial real estate and land	131	1.62%	167	2.25%
Consumer—Recreational vehicles	2,434	30.09%	2,441	32.90%
Other	234	2.88%	50	0.67%
Total	$8,090	100.00%	$7,419	100.00%

The loan loss provision was $1,600,000 and $1,600,000 for the quarter ended December 31, 2011 and December 31, 2010, respectively. We believe that the lower average LTV in the Bank’s loan portfolio will continue to result in the future in lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing REO and nonperforming loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $510.4 million as of December 31, 2011, compared with $521.4 million at June 30, 2011. During the six months ended December 31, 2011, we had $20 million in purchases of mortgage-backed securities and $25 million in U.S government/agency debt, had $10 million in sales and maturity of bonds, and received principal repayments of approximately $14.2 million in our available for sale portfolio. In our held to maturity portfolio, we had no purchases of mortgage-backed securities, municipal bonds, or agency debt, and received principal repayments of $26.3 million with the balance attributable to accretion and other activities. We had $10 million of agency debt called during the six months ended December 31, 2011. We currently classify agency mortgage-backed and debt securities as held to maturity or available for sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $212.9 million, or 15.9%, to $1,553.2 million at December 31, 2011, from $1,340.3 million at June 30, 2011. Our deposit growth composition was the result of 2.3% increase in time deposits and a 21.2% increase in interest- bearing demand accounts and 61.4% increase in savings accounts as a result of increased promotion and competitive pricing of time deposits during the quarter ended December 31, 2011.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2011		June 30, 2011
	Amount	Rate[1]	Amount	Rate[1]
	(Dollars in thousands)
Non-interest bearing:	$16,586	—%	$7,369	—%
Interest bearing:
Demand	93,071	0.62%	76,793	0.75%
Savings	433,123	0.99%	268,384	0.93%
Time deposits:
Under $100,000	294,080	2.11%	337,937	2.24%
$100,000 or more	716,370	1.97%	649,842	2.15%
Total time deposits[2]	1,010,450	2.01%	987,779	2.18%
Total interest bearing	1,536,644	1.64%	1,332,956	1.85%
Total deposits	$1,553,230	1.62%	$1,340,325	1.84%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total includes brokered deposits of $250.5 million and $209.6 million as of December 31, 2011 and June 30, 2011, respectively, of which $181.0 million and $161.5 million, respectively, are time deposits.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2011	June 30, 2011	December 31, 2010
Checking and savings accounts	17,866	16,105	15,064
Time deposits	15,194	16,793	13,997
Total number of deposits accounts	33,060	32,898	29,061

Securities Sold Under Agreements to Repurchase
Since November 2006, we have sold securities under various agreements to repurchase for total proceeds of $130.0 million. The repurchase agreements have interest rates between 3.24% and 4.75% and scheduled maturities between January 2012 and December 2017. Under these agreements, we may be required to repay the $130.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 2.85 years and the weighted average remaining period before such repurchase agreements could be called is 0.22 years.
FHLB Advances
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At December 31, 2011, a total of $19.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $19.0 million in advances is 3.36 years and the weighted average remaining period before such advances could be put to us is 0.25 years.
Stockholders’ Equity
Stockholders’ equity increased $45.8 million to $193.6 million at December 31, 2011 compared to $147.8 million at June 30, 2011. The increase was the result of our net income for the six months ended December 31, 2011 of $13.2 million, issuance of preferred stock of $19.5 million, issuance of common stock of $13.3 million, vesting and issuance of RSU's and exercise of stock options of $1.6 million, a $1.3 million unrealized loss from our available for sale securities and $0.5 million in dividends paid.

LIQUIDITY
During the six months ended December 31, 2011, we had net cash inflows from operating activities of $13.1 million compared to outflows of $4.5 million for the for the six months ended December 31, 2010. Net operating cash inflows for the periods ended were primarily due to the proceeds from sale of loans held for sale.
Net cash outflows from investing activities totaled $268.8 million for the six months ended December 31, 2011, while outflows totaled $230.4 million for the same period in 2010. The increase was primarily due to higher loan originations offset by reduced loan purchases and increased repayments of loans and residential mortgage-backed securities in the 2011 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $268.9 million for the six months ended December 31, 2011, while inflows totaled $229.3 million for the six months ended December 31, 2010. Net cash provided by financing activities increased primarily from growth in deposits and issuance of common and preferred stock offset by a net decrease in short term borrowings for the six months ended December 31, 2011 compared to December 31, 2010. During the six months ended December 31, 2011, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2011, the Company had $153.3 million available immediately and an additional $356.4 million available with additional collateral. At December 31, 2011, we also had two $10.0 million unsecured federal funds purchase lines with two different banks under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2011, the Bank did not have any borrowings outstanding and the amount available from this source was $110.3 million. These borrowings are collateralized by consumer loans, and mortgage-backed securities.
In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $250.5 million outstanding at December 31, 2011. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
At December 31, 2011, we had commitments to originate loans of $88.5 million, and $106.7 million in commitments to sell loans. Time deposits due within one year of December 31, 2011 totaled $619.4 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of December 31, 2011:

		Payments Due by Period[1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(Dollars in thousands)
Long-term debt obligations[2]	$1,528,259	$799,938	$358,021	$151,727	$218,573
Operating lease obligations[3]	713	422	291	—	—
Total	$1,528,972	$800,360	$358,312	$151,727	$218,573
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2011.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for a lease of real property.

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
Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of the Comptroller of the Currency (OCC) require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2011, our Bank met all the capital adequacy requirements to which it was subject. At December 31, 2011, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since December 31, 2011 that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.
The Bank’s capital amounts, capital ratios and capital requirements at December 31, 2011 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$184,335	8.27%	$89,163	4.00%	$111,454	5.00%
Tier 1 capital (to risk-weighted assets)	184,335	13.19%	N/A	N/A	83,861	6.00%
Total capital (to risk-weighted assets)	192,425	13.77%	110,442	8.00%	139,768	10.00%
Tangible capital (to tangible assets)	184,335	8.27%	33,436	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would cause the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at December 31, 2011:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2011
	Over One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$22,303	$—	$—	$22,303
Securities[1]	294,207	31,905	184,304	510,416
Stock of the FHLB, at cost	17,014	—	—	17,014
Loans—net of allowance for loan loss[2]	305,618	718,630	502,275	1,526,523
Loans held for sale	102,336	—	—	102,336
Total interest-earning assets	741,478	750,535	686,579	2,178,592
Non-interest earning assets	—	—	—	45,205
Total assets	$741,478	$750,535	$686,579	$2,223,797
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,145,626	$275,420	$115,598	$1,536,644
Securities sold under agreements to repurchase	10,000	85,000	35,000	130,000
Advances from the FHLB[4]	147,000	128,000	55,000	330,000
Other borrowed funds	5,155	—	—	5,155
Total interest-bearing liabilities	1,307,781	488,420	205,598	2,001,799
Other non-interest-bearing liabilities	—	—	—	28,402
Stockholders’ equity	—	—	—	193,596
Total liabilities and equity	$1,307,781	$488,420	$205,598	$2,223,797
Net interest rate sensitivity gap	$(566,303)	$262,115	$480,981	$176,793
Cumulative gap	$(566,303)	$(304,188)	$176,793	$176,793
Net interest rate sensitivity gap—as a % of interest earning assets	(76.37)%	34.92%	70.05%	8.12%
Cumulative gap—as % of cumulative interest earning assets	(76.37)%	(20.39)%	8.12%	8.12%
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

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. The market value of equity for these purposes is not intended to refer to the trading pricing of our common stock. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the industry market interest rate forecast was increased by 100, 200 and 300 basis points. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at December 31, 2011:

(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$158,985	(25.0)%	7.46%
Up 200 basis points	182,586	(13.9)%	8.35%
Up 100 basis points	199,849	(5.8)%	8.94%
Base	212,113	—%	9.28%
Down 100 basis points	225,559	6.3%	9.69%
Down 200 basis points	241,621	13.9%	10.27%

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under “MD&A - Factors That May Affect Our Performance," in our Annual Report on Form 10-K for the year ended June 30, 2011. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

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

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Shares purchased as part of publicly announced plans
Beginning Balance at July 1, 2011	595,700	$5.72	595,700	319,291
Ending Balance at December 31, 2011	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at July 1, 2011	119,931
July 1, 2011 to July 31, 2011	1,372
August 1, 2011 to August 31, 2011	9,269
September 1, 2011 to September 30, 2011	11,140
October 1, 2011 to October 31, 2011	2,420
November 1, 2011 to November 30, 2011	—
December 1, 2011 to December 31, 2011	3,188
Ending Balance at December 31, 2011	147,320
Total Treasury Shares at December 31, 2011	743,020

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Document

4.2.1
Certificate of Amendment to Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock (increasing the number of shares designated as Series B Preferred Stock to 22,000 shares) [1]

10.10	Form of Subscription Agreement dated November 2, 2011 between the Company and each purchaser of Series B Preferred Stock [2]

10.11	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company [3]

10.12	Underwriting Agreement, dated December 7, 2011, between the Company and B.Riley & Co. LLC [4]

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instant Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

(1) Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K (file No. 000-51201) filed by the Company on November 8, 2011.
(2) Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K (file No. 000-51201) filed by the Company on November 8, 2011.
(3) Incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K (file No. 000-51201) filed by the Company on December 9, 2011.
(4) Incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K (file No. 000-51201) filed by the Company on December 12, 2011.

SIGNATURE
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BofI Holding, Inc.

Dated:	February 2, 2012	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	February 2, 2012	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)