Form 10-Q
period 2012-03-31
BofI Holding, Inc.
filed 2012-05-03
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2012

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
Registrant’s telephone number, including area code: (858) 350-6200
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 11,431,560 shares of common stock, $0.01 par value per share, as of May 1, 2012.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Cash and due from banks	$7,933	$5,820
Federal funds sold	17,925	3,232
Total cash and cash equivalents	25,858	9,052
Securities:
Trading	5,983	5,053
Available for sale	170,397	145,671
Held to maturity (fair value $349,725 as of March 2012, $387,286 as of June 2011)	328,528	370,626
Stock of the Federal Home Loan Bank, at cost	16,873	15,463
Loans held for sale, carried at fair value	44,286	20,110
Loans held for sale, lower of cost or fair value	45,329	—
Loans—net of allowance for loan losses of $8,355 (March 2012) and $7,419 (June 2011)	1,595,704	1,325,101
Accrued interest receivable	7,599	6,577
Furniture, equipment and software—net	4,065	3,153
Deferred income tax	9,475	9,719
Cash surrender value of life insurance	5,221	5,087
Other real estate owned and repossessed vehicles	1,364	9,604
Other assets	17,348	14,871
TOTAL ASSETS	$2,278,030	$1,940,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$11,363	$7,369
Interest bearing	1,564,110	1,332,956
Total deposits	1,575,473	1,340,325
Securities sold under agreements to repurchase	120,000	130,000
Advances from the Federal Home Loan Bank	359,000	305,000
Subordinated debentures and other borrowings	5,155	7,655
Accrued interest payable	1,940	2,237
Accounts payable and accrued liabilities	13,223	7,104
Total liabilities	2,074,791	1,792,321
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock— $0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 (March 2012) and 515 (June 2011) shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value and liquidation preference per share; 22,000 shares authorized; 20,132 (March 2012) shares issued and outstanding	19,439	—
Common stock—$0.01 par value; 25,000,000 shares authorized; 12,174,770 shares issued and 11,430,145 shares outstanding (March 2012); 11,151,963 shares issued and 10,436,332 shares outstanding (June 2011);	122	112
Additional paid-in capital	104,487	88,343
Accumulated other comprehensive loss—net of tax	(696)	(971)
Retained earnings	80,170	60,152
Treasury stock, at cost; 744,625 shares (March 2012) and 715,631 shares (June 2011)	(5,346)	(4,933)
Total stockholders’ equity	203,239	147,766
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,278,030	$1,940,087

See accompanying notes to the condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$22,898	$15,811	$65,503	$42,900
Investments	6,450	8,117	20,226	24,703
Total interest and dividend income	29,348	23,928	85,729	67,603
INTEREST EXPENSE:
Deposits	6,179	5,716	19,277	16,258
Advances from the Federal Home Loan Bank	1,451	1,459	4,506	4,828
Other borrowings	1,383	1,450	4,348	4,417
Total interest expense	9,013	8,625	28,131	25,503
Net interest income	20,335	15,303	57,598	42,100
Provision for loan losses	2,000	1,150	5,963	4,350
Net interest income, after provision for loan losses	18,335	14,153	51,635	37,750
NON-INTEREST INCOME:
Realized gain on securities:
Sale of mortgage-backed securities	—	1,478	—	1,960
Total realized gain on securities	—	1,478	—	1,960
Other-than-temporary loss on securities:
Total impairment losses	(1,211)	(1,504)	(2,643)	(4,733)
Loss recognized in other comprehensive income (loss)	—	1,331	120	3,678
Net impairment loss recognized in earnings	(1,211)	(173)	(2,523)	(1,055)
Fair value gain on trading securities	305	42	930	67
Total unrealized loss on securities	(906)	(131)	(1,593)	(988)
Prepayment penalty fee income	189	25	315	1,025
Mortgage banking income	4,399	444	12,215	3,630
Banking service fees and other income	174	108	475	346
Total non-interest income	3,856	1,924	11,412	5,973
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	5,270	3,833	14,952	10,240
Professional services	365	525	1,542	1,544
Occupancy and equipment	301	257	856	606
Data processing and internet	666	216	1,649	693
Advertising and promotional	788	261	1,852	592
Depreciation and amortization	347	181	977	364
Real estate owned and repossessed vehicles	(25)	796	2,003	1,248
FDIC and regulator fees	422	559	1,088	1,474
Other general and administrative	1,056	801	3,027	2,107
Total non-interest expense	9,190	7,429	27,946	18,868
INCOME BEFORE INCOME TAXES	13,001	8,648	35,101	24,855
INCOME TAXES	5,283	3,373	14,190	9,819
NET INCOME	$7,718	$5,275	$20,911	$15,036
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$7,331	$5,198	$20,018	$14,804
COMPREHENSIVE INCOME	$6,139	$3,437	$21,186	$10,270
Basic earnings per share	$0.62	$0.48	$1.72	$1.38
Diluted earnings per share	$0.58	$0.48	$1.68	$1.37
See accompanying notes to the condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Net of Income Tax	Treasury Stock	Comprehensive Income	Total
			Number of Shares
	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—July 1, 2011	515	$5,063	11,151,963	(715,631)	10,436,332	$112	$88,343	$60,152	$(971)	$(4,933)		$147,766
Comprehensive income:
Net income	—	—	—	—	—	—	—	20,911	—	—	$20,911	20,911
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	275	—	275	275
Total comprehensive income											$21,186
Cash dividends on preferred stock	—	—	—	—	—	—	—	(893)	—	—		(893)
Issuance of convertible preferred stock	20,182	19,487	—	—	—	—	—	—	—	—		19,487
Issuance of common stock	—	—	862,500	—	862,500	9	13,335	—	—	—		13,344
Convert preferred stock to common stock	(50)	(48)	3,096		3,096	1	47					—
Stock-based compensation expense	—	—	—	—	—	—	1,850	—	—	—		1,850
Restricted stock grants	—	—	87,889	(28,994)	58,895	—	167	—	—	(413)		(246)
Stock option exercises and tax benefits of equity compensation	—	—	69,322	—	69,322	—	745	—	—	—		745
BALANCE—March 31, 2012	20,647	$24,502	12,174,770	(744,625)	11,430,145	$122	$104,487	$80,170	$(696)	$(5,346)		$203,239

See accompanying notes to the condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,911	$15,036
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(8,830)	(13,084)
Net accretion of discounts on loans	(1,232)	(3,358)
Amortization of borrowing costs	—	1
Stock-based compensation expense	1,850	1,536
Valuation of financial instruments carried at fair value	(930)	(67)
Net gain on sale of investment securities	—	(1,960)
Impairment charge on securities	2,523	1,055
Provision for loan losses	5,963	4,350
Deferred income taxes	1,276	(1,194)
Origination of loans held for sale	(497,578)	(162,991)
Unrealized gain on loans held for sale	(533)	(73)
Gain on sales of loans held for sale	(11,682)	(3,557)
Proceeds from sale of loans held for sale	437,865	168,480
Loss on sale of other real estate and foreclosed assets	1,802	1,159
Depreciation and amortization of furniture, equipment and software	977	364
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(1,022)	(674)
Other assets	(4,408)	2,800
Accrued interest payable	(297)	116
Accounts payable and accrued liabilities	5,404	1,857
Net cash provided by (used) in operating activities	$(47,941)	$9,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(72,605)	(284,033)
Proceeds from sale of available for sale mortgage-backed-securities	—	8,910
Proceeds from repayment of securities	96,742	303,710
Purchase of stock of Federal Home Loan Bank	(3,656)	—
Proceeds from redemption of stock of Federal Home Loan Bank	2,246	2,061
Origination of loans, net	(530,091)	(361,126)
Proceeds from sale of loans held for investment	83,985	—
Proceeds from sales of repossessed assets	7,284	3,198
Purchases of loans, net of discounts and premiums	—	(110,682)
Principal repayments on loans	172,931	121,917
Net purchases of furniture, equipment and software	(1,889)	(2,592)
Net cash used in investing activities	$(245,053)	$(318,637)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	235,148	297,617
Proceeds from the Federal Home Loan Bank advances	130,000	164,000
Repayment of the Federal Home Loan Bank advances	(76,000)	(161,000)
Repayment of other borrowings and securities sold under agreements to repurchase	(12,500)	—
Proceeds from exercise of common stock options	676	573
Proceeds from issuance of common stock	13,344	2
Proceeds from issuance of preferred stock	19,487	—
Tax benefit from exercise of common stock options and vesting of restricted stock grants	236	357
Cash dividends on preferred stock	(591)	(232)
Net cash provided by financing activities	309,800	301,317
NET CHANGE IN CASH AND CASH EQUIVALENTS	16,806	(7,524)
CASH AND CASH EQUIVALENTS—Beginning of year	9,052	18,205
CASH AND CASH EQUIVALENTS—End of period	$25,858	$10,681
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$28,427	$25,595
Income taxes paid	$12,039	$11,293
Transfers to other real estate and repossessed vehicles	$846	$10,356
Transfers from loans held for investment to loans held for sale	$85,825	$—
Transfers from loans held for sale to loans held for investment	$4,796	$—
Preferred stock dividends declared but not paid	$302	$—
See accompanying notes to the condensed consolidated financial statements.

BofI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2011 included in our Annual Report on Form 10-K.
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
Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at fair value and lower of cost or fair value. For loans held at fair value net unrealized gains and losses are recognized through the income statement. Loans carried at fair value are identified on a loan level basis while loans held for sale at lower of cost or market are identified as a percentage of the origination pool. Non-agency mortgage loans originated are pooled by collateral type, loan terms, interest rates and loan-to-values. Pools are selected for percentage allocation during the quarter. Individual loan sales are applied to pool allocations based on loan characteristics until the allocation is reduced to zero or a portion remains unsold. A percentage of these originations is allocated to held for sale lower of cost or fair value based upon the loan to value of the original appraised value, interest rate and months to re-price on adjustable rate loans. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as income, based on the difference between sales proceeds and carrying value.
Loans that were originated with the intent and ability to hold for the foreseeable future (loans held in portfolio) but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated on an individual loan by loan basis and unrealized losses are recognized through the income statement.
There may be times when loans have been classified as held for sale and for some reason cannot be sold. Loans transferred to a long-term-investment classification from held for sale are transferred at the lower of cost or fair value value on the transfer date. Transfers may be made in the form of an individual loan or as an unsold portion of a pool. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. A loan cannot be classified as a long-term investment unless the Bank has both the ability and the intent to hold the loan for the foreseeable future or until maturity.
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

In April 2011, the FASB issued ASU No. 2011-03, "Reconsideration of Effective Control for Repurchase Agreements." ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control. The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU did not have a material impact on the Company's financial condition, cash flows, or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure requirements in U.S. GAAP and IFRSs." ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (l) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements;     (3) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company's interim period beginning on or after December 15, 2011. The provisions of ASU No. 2011-04 did not have to have a material impact on the Company's financial condition, cash flows, or results of operations.

Future Application of Accounting Pronouncements. In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income with a total for other comprehensive income, a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provision of ASU No. 2011-05 are effective for the Company's interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company's statements of income and the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 will have no impact on the Company's financial condition, cash flows, or results of operations.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At March 31, 2012, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 34.70% of all banks in the collateral pools, compared to 28.55% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At March 31, 2012, the Company used a weighted average discount margin of 425 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at March 31, 2012 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $740. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $880.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in February 2012) was 8.3%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at March 31, 2012 are from 22.43% up to 78.12% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at March 31, 2012 are from 1.5% up to 24.08% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at March 31, 2012, the Company computed its discount rates as a spread between 222 and 368 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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

The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company's valuation methodologies are appropriate and consistent with or, in some cases, more conservative than other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the relevant reporting date.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and June 30, 2011. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
	March 31, 2012
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,983	$5,983
Securities—Available for Sale:
Agency Debt	—	10,037	—	10,037
Agency RMBS	—	62,497	—	62,497
Non-Agency RMBS	—	—	90,419	90,419
Non-Agency Other	—	7,444	—	7,444
Total—Securities—Available for Sale	$—	$79,978	$90,419	$170,397
Loans Held for Sale	$—	$44,286	$—	$44,286
Other assets—Derivative instruments	$—	$—	$971	$971

LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$—	$—

	June 30, 2011
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,053	$5,053
Securities—Available for Sale:
Agency Debt	$—	$—	$—	$—
Agency RMBS	—	61,919	—	61,919
Non-Agency RMBS	—	—	83,752	83,752
Total—Securities—Available for Sale	$—	$61,919	$83,752	$145,671
Loans Held for Sale	$—	$20,110	$—	$20,110
Other assets—Derivative instruments	$—	$—	$543	$543

LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$125	$125

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the three month period ended
	March 31, 2012
	Available for Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
	(Dollars in thousands)
Assets:
Opening Balance	$95,409	$5,678	$1,094	$102,181
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	305	—	305
Included in earnings—Mortgage banking	—	—	(123)	(123)
Included in other comprehensive income	2,678	—	—	2,678
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(7,404)	—	—	(7,404)
Other than temporary impairment	(264)	—	—	(264)
Closing balance	$90,419	$5,983	$971	$97,373

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$305	$(123)	$182

	For the nine month period ended
	March 31, 2012
	Available for Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
	(Dollars in thousands)
Assets:
Opening Balance	$83,752	$5,053	$418	$89,223
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	930	—	930
Included in earnings—Mortgage banking	—	—	553	553
Included in other comprehensive income	909	—	—	909
Purchases, issues, sales and settlements:
Purchases	19,999	—	—	19,999
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(13,765)	—	—	(13,765)
Other than temporary impairment	(476)	—	—	(476)
Closing balance	$90,419	$5,983	$971	$97,373

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$930	$553	$1,483

	For the three month period ended
	March 31, 2011
	Available for Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
	(Dollars in thousands)
Assets:
Opening Balance	$110,548	$4,428	$786	$115,762
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	1,308	—	—	1,308
Included in earnings—Fair value gain on trading securities	—	41	—	41
Included in earnings—Mortgage banking	—	—	488	488
Included in other comprehensive income	(1,732)	—	—	(1,732)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	(6,938)	—	—	(6,938)
Settlements	(7,162)	—	—	(7,162)
Other than temporary impairment	(716)	—	—	(716)
Closing balance	$95,308	$4,469	$1,274	$101,051

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$41	$488	$529

	For the nine month period ended
	March 31, 2011
	Available for Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
	(Dollars in thousands)
Assets:
Opening Balance	$123,186	$4,402	$199	$127,787
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	1,790	—	—	1,790
Included in earnings—Fair value gain on trading securities	—	67	—	67
Included in earnings—Mortgage banking	—	—	78	78
Included in other comprehensive income	(3,870)	—	—	(3,870)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	(7,110)	—	—	(7,110)
Settlements	(17,017)	—	—	(17,017)
Other than temporary impairment	(1,671)	—	—	(1,671)
Closing balance	$95,308	$4,469	$277	$100,054

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$67	$78	$145

The Table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	Fair Value at
	March 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)

Securities - Trading	$5,983	Discounted Cash Flow	Total projected defaults	29 to 40% (33.3%)
Securities - Non agency MBS	$90,419	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity	2.5 to 69.5% (15.2%) 1.5 to 50.6% (12.5%) 1.6 to 78.1% (56.1%)
Derivative Instruments	$971	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

	Fair Value at
	June 30, 2011	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)

Securities - Trading	$5,053	Discounted Cash Flow	Projected Total Default	31 to 46% (35.0%)
Securities - Non agency MBS	$83,752	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity	2.5 to 62.7% (14.0%) 0.7 to 22.1% (10.4%) 1.6 to 76.1% (56.2%)
Derivative Instruments	$418	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

The significant unobservable inputs used in the fair value measurement of the Company's residential mortgage-backed securities are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The Table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Interest income on investments	$63	$28	$122	$91
Fair value adjustment	305	42	930	67
Total	$368	$70	$1,052	$158

The Table below summarizes assets measured for impairment on a non-recurring basis was as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(Dollars in thousands)
	March 31, 2012
Impaired Loans:
Single Family	$—	$—	$5,983	$5,983
Multifamily	—	—	1,731	1,731
Commercial			279	279
RV/Auto	—	—	644	644
Total	—	—	8,637	8,637
Other real estate owned and foreclosed assets:
Single Family	—	—	737	737
Multifamily	—	—	—	—
RV/Auto	—	—	627	627
Total	$—	$—	$1,364	$1,364
HTM Securities-Non Agency MBS	$—	$—	$115,781	$115,781

	June 30, 2011
Impaired Loans:
Single Family	$—	$—	$3,812	$3,812
Multifamily	—	—	611	611
Total	—	—	4,423	4,423
Other real estate owned and foreclosed assets:
Single Family	—	—	1,779	1,779
Multifamily	—	—	5,899	5,899
RV/Auto	—	—	1,926	1,926
Total	$—	$—	$9,604	$9,604
HTM Securities-Non Agency MBS	$—	$—	$108,354	$108,354

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $8,637after a charge-off of $3,220, and a no valuation allowance at March 31, 2012, resulting in an additional provision for loan losses of $2,405 during the nine months ended March 31, 2012 and $865 for the nine months ended March 31, 2011. At June 30, 2011, our collateral-dependent loans had a carrying amount of $4,423 after a charge-off of $1,207.
Other real estate owned and foreclosed assets, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1,364, with a valuation allowance of $62 and $77for the three and nine months ended March 31, 2012. Our other real estate owned and foreclosed assets had a net carrying amount of 8,700 after a valuation allowance of $387 and $437during the three and nine months ended March 31, 2011.
Held to maturity securities measured for impairment on a non-recurring basis had a carrying amount of $115,781 at March 31, 2012, after net impairment charge to income of $1,211 and other comprehensive loss of zero during the three months ended March 31, 2012. During the nine months ended March 31, 2012, the Company recognized a net impairment charge to income of $2,523 and other comprehensive income of $120. These held to maturity securities are valued using Level 3 inputs.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	Fair Value at
	March 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans:
Single Family	$5,983	Sales comparison approach	Adjustment for differences between the comparable sales	-26.6 to 36.5% (5.1%)
Multifamily	$1,731	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-23.4 to -6.5% (-15.6%)
Commercial	$279	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-31.1 to -31.1% (-31.1%)
RV/Auto	$644	Sales comparison approach	Adjustment for differences between the comparable sales	-45.9 to 36.6% (-5.1%)
Other real estate owned:
Single Family	$737	Sales comparison approach	Adjustment for differences between the comparable sales	-2.8 to 3.6% (-.6%)
RV/Auto	$627	Sales comparison approach	Adjustment for differences between the comparable sales	-45.9 to 36.6% (-5.1%)

	Fair Value at
	June 30, 2011	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans:
Single Family	$3,812	Sales comparison approach	Adjustment for differences between the comparable sales	-14.6 to 31.9% (4.3%)
Multifamily	$611	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	0 to .7% (.5%)
Commercial	$—	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	—
RV/Auto	$—	Sales comparison approach	Adjustment for differences between the comparable sales	—
Other real estate owned:
Single Family	$1,779	Sales comparison approach	Adjustment for differences between the comparable sales	-18.3 to15.4% (-9.8%)
Multifamily	$5,899	Sales comparison approach	Adjustment for differences between the comparable sales	-34.3 to 4.9% (-20.7%)
RV/Auto	$1,926	Sales comparison approach	Adjustment for differences between the comparable sales	-29.1 to 27.5% (-2.3%)

Fair value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at the periods indicated:

	March 31, 2012
		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$25,858	$25,858	$—	$—	$25,858
Securities trading	5,983	—	—	5,983	5,983
Securities available for sale	170,397	—	79,978	90,419	170,397
Securities held to maturity	328,528	—	114,936	234,790	349,726
Stock of the Federal Home Loan Bank	16,873	—	—	—	N/A
Loans held for sale, at fair value	44,286	—	44,286	—	44,286
Loans held for sale, at lower of cost or market	45,329	—	—	46,925	46,925
Loans held for investment—net	1,595,704	—	—	1,640,520	1,640,520
Accrued interest receivable	7,599	—	7,599	—	7,599
Financial liabilities:
Time deposits and savings	1,575,473	587,638	1,003,233	—	1,590,871
Securities sold under agreements to repurchase	120,000	—	132,093	—	132,093
Advances from the Federal Home Loan Bank	359,000	—	368,721	—	368,721
Subordinated debentures and other borrowings	5,155	—	5,155	—	5,155
Accrued interest payable	1,940	—	1,940	—	1,940

Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	March 31, 2012		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$25,858	$25,858	$9,052	$9,052
Securities trading	5,983	5,983	5,053	5,053
Securities available for sale	170,397	170,397	145,671	145,671
Securities held to maturity	328,528	349,725	370,626	387,286
Stock of the Federal Home Loan Bank	16,873	N/A	15,463	N/A
Loans held for sale, at fair value	44,286	44,286	20,110	20,110
Loans held for sale, at lower of cost or market	45,329	46,925	—	—
Loans held for investment—net	1,595,704	1,640,520	1,325,101	1,372,243
Accrued interest receivable	7,599	7,599	6,577	6,577
Financial liabilities:
Time deposits and savings	1,575,473	1,590,871	1,340,325	1,347,951
Securities sold under agreements to repurchase	120,000	132,093	130,000	142,881
Advances from the Federal Home Loan Bank	359,000	368,721	305,000	311,477
Subordinated debentures and other borrowings	5,155	5,155	7,655	7,655
Accrued interest payable	1,940	1,940	2,237	2,237

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
The amortized cost, carrying amount and fair value for the major categories of securities trading, available for sale, and held to maturity at March 31, 2012 and June 30, 2011 were:

	Trading	Available for sale				Held to maturity
	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
	(Dollars in Thousands)
	March 31, 2012
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$60,820	$1,847	$(170)	$62,497	$69,914	$3,655	$—	$73,569
Non-agency [2]	—	80,303	10,208	(92)	90,419	222,407	17,664	(5,282)	234,789
Total mortgage-backed securities	—	141,123	12,055	(262)	152,916	292,321	21,319	(5,282)	308,358
Other debt securities:
U.S. agencies [1]	—	10,038	—	(1)	10,037	—	—	—	—
Municipal	—	—	—	—	—	36,207	5,160	—	41,367
Non-agency	5,983	7,444	—	—	7,444	—	—	—	—
Total other debt securities	$5,983	17,482	—	(1)	17,481	36,207	5,160	—	41,367
Total debt securities	$5,983	$158,605	$12,055	$(263)	$170,397	$328,528	$26,479	$(5,282)	$349,725

	June 30, 2011
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$60,212	$1,707	$—	$61,919	$77,941	$2,317	$(196)	$80,062
Non-agency [2]	—	74,545	9,406	(199)	83,752	246,455	15,851	(2,625)	259,681
Total mortgage-backed securities	—	134,757	11,113	(199)	145,671	324,396	18,168	(2,821)	339,743
Other debt securities:
U.S. agencies [1]	—	—	—	—	—	9,976	—	(149)	9,827
Municipal	—	—	—	—	—	36,254	1,517	(55)	37,716
Non-agency	5,053	—	—	—	—	—	—	—	—
Total other debt securities	5,053	—	—	—	—	46,230	1,517	(204)	47,543
Total debt securities	$5,053	$134,757	$11,113	$(199)	$145,671	$370,626	$19,685	$(3,025)	$387,286
 __________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available for sale portfolio with a total fair value of $90,419 at March 31, 2012 consists of twenty-five different issues of super senior securities with a fair value of $59,290; two senior structured whole loan securities with a fair value of $31,111 and three mezzanine z-tranche securities with a fair value of $18 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.
The non-agency RMBS held-to-maturity portfolio with a carrying value of $222,407 at March 31, 2012 consists of eighty-one different issues of super senior securities totaling $218,201, one senior-support security with a carrying value of $3,576 and one other security with a carrying value of $629. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $5,114 impairment loss during fiscal 2010 and zero during fiscal 2011. At March 31, 2012 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $3,724, respectively. For the nine months ended March 31, 2012 the security had not experienced additional impairments.
The current face amounts of debt securities available for sale and held to maturity that were pledged to secure borrowings at March 31, 2012 and June 30, 2011 were $369,625 and $420,042 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Available for sale securities in loss position for						Held to maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
	March 31, 2012
RMBS:
U.S. agencies	$29,048	$(171)	$—	$—	$29,048	$(171)	$—	$—	$—	$—	$—	$—
Non-agency	15,276	(92)	—	—	15,276	(92)	20,887	(1,175)	40,743	(4,107)	61,630	(5,282)
Total RMBS securities	44,324	(263)	—	—	44,324	(263)	20,887	(1,175)	40,743	(4,107)	61,630	(5,282)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Total Other Debt	—	—	—	—	—	—	—	—	—	—	—	—
Total debt securities	$44,324	$(263)	$—	$—	$44,324	$(263)	$20,887	$(1,175)	$40,743	$(4,107)	$61,630	$(5,282)

	June 30, 2011
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—	$9,903	$(196)	$—	$—	$9,903	$(196)
Non-agency	2,674	(199)	—	—	2,674	(199)	18,946	(262)	46,665	(2,363)	65,611	(2,625)
Total RMBS securities	2,674	(199)	—	—	2,674	(199)	28,849	(458)	46,665	(2,363)	75,514	(2,821)
Other Debt:
U.S. agencies	—	—	—	—	—	—	9,828	(149)	—	—	9,828	(149)
Municipal Debt	—	—	—	—	—	—	5,567	(55)	—	—	5,567	(55)
Total Other Debt	—	—	—	—	—	—	15,395	(204)	—	—	15,395	(204)
Total debt securities	$2,674	$(199)	$—	$—	$2,674	$(199)	$44,244	$(662)	$46,665	$(2,363)	$90,909	$(3,025)

There were 7 securities that were in a continuous loss position at March 31, 2012 for a period of more than 12 months. There were 8 securities that were in a continuous loss position at June 30, 2011 for a period of more than 12 months.

The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning balance	$10,345	$8,374	$9,033	$7,492
Additions for the amounts related to credit loss for which an other-than- temporary impairment was not previously recognized	81	86	250	856
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	1,130	87	2,273	199
Ending balance	$11,556	$8,547	$11,556	$8,547

At March 31, 2012, 46 non-agency RMBS with a total carrying amount of $112,869 were determined to have cumulative credit losses of $11,556 of which $2,452 was recognized in earnings during the nine months ended March 31, 2012 and $1,541 was recognized in earnings during fiscal 2011. This quarter’s other-than-temporary impairment of $1,211 is related to 20 non-agency RMBS with a total carrying amount of $68,042. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than -temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 3. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted increase or decrease in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate announced prior to the end of the period covered by this report (reported in February 2012) was 8.3%, down from the high of 10.1% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.

The gross gains and losses realized through earnings upon the sale of available for sale securities for periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Proceeds	$—	$8,256	$—	$8,910
Gross realized gains	—	1,478	—	1,960
Gross realized loss	—	—	—	—
Net gain on securities	$—	$1,478	$—	$1,960

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

	March 31, 2012	June 30, 2011
	(Dollars in Thousands)
Available for sale debt securities—net unrealized gains	$11,792	$10,914
Held to maturity debt securities—non credit related	(12,957)	(12,538)
Subtotal	(1,165)	(1,624)
Tax benefit	469	653
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(696)	$(971)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available for sale and held to maturity at March 31, 2012 were:

	March 31, 2012
	Available for sale		Held to maturity		Trading
	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
	(Dollars in Thousands)
RMBS—U.S. agencies[1]:
Due within one year	$3,013	$3,095	$2,764	$2,887	$—
Due one to five years	11,759	12,067	10,498	10,969	—
Due five to ten years	13,937	14,277	11,739	12,270	—
Due after ten years	32,111	33,058	44,913	47,443	—
Total RMBS—U.S. agencies[1]	60,820	62,497	69,914	73,569	—
RMBS—Non-agency:
Due within one year	26,887	28,370	30,182	31,376	—
Due one to five years	24,420	27,499	62,520	67,377	—
Due five to ten years	15,162	17,845	32,817	35,916	—
Due after ten years	13,834	16,705	96,888	100,120	—
Total RMBS—Non-agency	80,303	90,419	222,407	234,789	—
Other debt:
Due within one year	11,642	11,642	—	—	—
Due one to five years	5,840	5,839	36	38	—
Due five to ten years	—	—	1,705	1,831	—
Due after ten years	—	—	34,466	39,498	5,983
Total other debt	17,482	17,481	36,207	41,367	5,983
Total	$158,605	$170,397	$328,528	$349,725	$5,983
 __________________________
1. Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSS
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2012	June 30, 2011
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential single family (one to four units)	$732,901	$517,637
Home equity	30,795	36,424
Residential multifamily (five units or more)	655,742	647,381
Commercial real estate and land	36,939	37,985
Consumer—Recreational vehicle	25,733	30,406
Commercial secured and other	129,509	66,582
Total gross loans	1,611,619	1,336,415
Allowance for loan losses	(8,355)	(7,419)
Unaccreted discounts and loan fees	(7,560)	(3,895)
Net loans	$1,595,704	$1,325,101

Allowance for Loan Loss. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the allowance) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at March 31, 2012, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
Allowance for Credit Loss Disclosures—The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle ("RV") and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at March 31, 2012 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $23,500,000 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $6,642,000; 715 – 769: $7,565,000; 700 -714: $1,558,000; 660 – 699: $3,897,000 and less than 660: $3,838,000.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:
The Company had $718,328,000 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $520,001,000; 61% – 70%: $159,916,000; 71% -80%: $30,132,000; and greater than 80%: $8,279,000.
The Company had $651,573,000 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $308,037,000; 56% – 65%: $215,014,000; 66% – 75%: $112,669,000; 76% – 80%: $9,817,000 and greater than 80%: $6,036,000. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $34,952,000 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $20,405,000; 51% – 60%: $9,047,000; 61% – 70%: $4,588,000; and 71% – 80%: $912,000.
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

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended March 31, 2012
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at January 1, 2012	$2,785	$214	$2,292	$131	$2,434	$234	$8,090
Provision for loan loss	1,015	217	295	133	324	16	2,000
Charge-offs	(790)	(151)	(525)	(94)	(198)	(7)	(1,765)
Transfers to held for sale	30	—	—	—	—	—	30
Recoveries	—	—	—	—	—	—	—
Balance at March 31, 2012	$3,040	$280	$2,062	$170	$2,560	$243	$8,355

	For the Three Months Ended March 31, 2011
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at January 1, 2011	$2,113	$159	$2,478	$222	$1,875	$37	$6,884
Provision for loan loss	216	15	150	(52)	823	(2)	1,150
Charge-offs	(114)	(31)	(225)	—	(772)	—	(1,142)
Transfers to held for sale	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Balance at March 31, 2011	$2,215	$143	$2,403	$170	$1,926	$35	$6,892

	For the Nine Months Ended March 31, 2012
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at July 1, 2011	$2,277	$158	$2,326	$167	$2,441	$50	$7,419
Provision for loan loss	2,402	497	1,260	97	1,506	201	5,963
Charge-offs	(1,645)	(375)	(1,354)	(94)	(1,387)	(8)	(4,863)
Transfers to held for sale	(43)	—	(170)	—	—	—	(213)
Recoveries	49	—	—	—	—	—	49
Balance at March 31, 2012	$3,040	$280	$2,062	$170	$2,560	$243	$8,355

	For the Nine Months Ended March 31, 2011
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at July 1, 2010	$1,721	$205	$1,860	$213	$1,859	$35	$5,893
Provision for loan loss	1,399	42	1,226	(43)	1,699	27	4,350
Charge-offs	(905)	(104)	(906)	—	(1,632)	(27)	(3,574)
Transfers to held for sale	—	—	—	—	—	—	—
Recoveries	—	—	223	—	—	—	223
Balance at March 31, 2011	$2,215	$143	$2,403	$170	$1,926	$35	$6,892

The following table presents our loans evaluated individually for impairment by class at:

	March 31, 2012
	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Single Family:
In-house originated	$—	$—	$—
Purchased	5,983	7,858	—
Multifamily:
In-house originated	—	—	—
Purchased	1,731	2,203	—
Home Equity:
In-house originated	—	—	—
Purchased	—	—	—
Commercial:
In-house originated	279	374	—
Purchased	—	—	—
RV / Auto	644	1,422	—
Commercial secured and other	—	—	—
With an allowance recorded:
Single Family:
In-house originated	$20	$20	$—
Purchased	5,363	5,327	152
Multifamily:
In-house originated	—	—	—
Purchased	4,088	4,234	21
Home Equity:
In-house originated	83	82	—
Purchased	—	—	—
Commercial:
In-house originated	1,708	1,708	4
Purchased	—	—	—
RV / Auto	1,645	1,608	666
Commercial secured and other	—	—	—
Total	$21,544	$24,836	$843
As a % of total gross loans	1.34%	1.54%	0.06%
___________
1. The recorded investment in impaired loans also includes $71 of accrued interest receivable and unaccreted discounts and loan fees.

	June 30, 2011
	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Single Family:
In-house originated	$—	$—	$—
Purchased	3,818	4,876	—
Multifamily:
In-house originated	—	—	—
Purchased	615	754	—
Home Equity:
In-house originated	—	—	—
Purchased	—	—	—
Commercial:
In-house originated	—	—	—
Purchased	—	—	—
RV / Auto	—	—	—
Commercial secured and other	—	—	—
With an allowance recorded:
Single Family:
In-house originated	$822	$822	$7
Purchased	3,500	3,512	267
Multifamily:
In-house originated	—	—	—
Purchased	4,281	4,308	23
Home Equity:
In-house originated	216	214	2
Purchased	—	—	—
Commercial:
In-house originated	1,756	1,748	4
Purchased	—	—	—
RV / Auto	2,639	2,563	756
Commercial secured and other	—	—	—
Total	$17,647	$18,797	$1,059
As a % of total gross loans	1.32%	1.42%	0.08%
___________
1. The recorded investment in impaired loans also includes $56 of accrued interest receivable and unaccreted discounts and loan fees.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

	March 31, 2012
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$152	$—	$21	$4	$666	$—	$843
Collectively evaluated for impairment	2,888	280	2,041	166	1,894	243	7,512
Total ending allowance balance	$3,040	$280	$2,062	$170	$2,560	$243	$8,355
Loans:
Loans individually evaluated for impairment[1]	$11,330	$82	$5,964	$1,987	$2,252	$—	$21,615
Loans collectively evaluated for impairment	721,571	30,713	649,778	34,952	23,481	129,509	1,590,004
Principal loan balance	$732,901	$30,795	$655,742	$36,939	$25,733	$129,509	$1,611,619
Unaccreted discounts and loan fees	(214)	49	(1,128)	(75)	539	(6,733)	(7,562)
Accrued interest receivable	2,403	158	2,614	144	124	762	6,205
Total recorded investment in loans	$735,090	$31,002	$657,228	$37,008	$26,396	$123,538	$1,610,262
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$274	$2	$23	$4	$756	$—	$1,059
Collectively evaluated for impairment	2,003	156	2,303	163	1,685	50	6,360
Total ending allowance balance	$2,277	$158	$2,326	$167	$2,441	$50	$7,419
Loans:
Loans individually evaluated for impairment	$8,147	$214	$4,919	$1,748	$2,563	$—	$17,591
Loans collectively evaluated for impairment	509,490	36,210	642,462	36,237	27,843	66,582	1,318,824
Principal loan balance	$517,637	$36,424	$647,381	$37,985	$30,406	$66,582	$1,336,415
Unaccreted discounts and loan fees	(1,938)	89	(2,488)	(132)	731	(157)	(3,895)
Accrued interest receivable	1,351	210	2,275	186	158	574	4,754
Total recorded investment in loans	$517,050	$36,723	$647,168	$38,039	$31,295	$66,999	$1,337,274
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Nonperforming loans are comprised of loans past due 90 days or more on nonaccrual status. Nonperforming loans consisted of the following at:

	March 31, 2012	June 30, 2011
	(Dollars in Thousands)
Loans secured by real estate:
Single family:
In-house originated	$20	$796
Purchased	9,251	5,790
Home equity loans:
In-house originated	59	157
Purchased	—	—
Multifamily:
In-house originated	—	—
Purchased	5,688	2,744
Commercial:
In-house originated	279	—
Purchased	—	—
Total nonaccrual loans secured by real estate	15,297	9,487
RV/Auto	727	125
Commercial secured and other	—	—
Total nonperforming loans [1,2]	$16,024	$9,612
Nonperforming loans to total loans	0.99%	0.72%
_______________
1. Includes a $2.2 million multifamily TDR mortgage loan placed on non accrual as a result of stale borrower financial statements. The borrower was current at March 31, 2012 and is expected to resolve the financial statement issue. Without this $2.2 million multifamily loan, non performing loans to total loans would have been 86 basis points at March 31, 2012.

2. Excludes $2.2 million in accruing or performing serviced by other loans over 90 days delinquent at March 31, 2012, for which the bank continues to receive scheduled monthly payments and recent valuations supporting the underlying collateral exceeds that of the book balance.
The following table provides the outstanding unpaid balance of loans that are performing and nonperforming by portfolio class at:

	March 31, 2012
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Performing	$723,630	$30,736	$650,054	$36,660	$25,006	$129,509	$1,595,595
Nonperforming	9,271	59	5,688	279	727	—	16,024
Total	$732,901	$30,795	$655,742	$36,939	$25,733	$129,509	$1,611,619

	June 30, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Performing	$511,051	$36,267	$644,637	$37,985	$30,281	$66,582	$1,326,803
Nonperforming	6,586	157	2,744	—	125	—	9,612
Total	$517,637	$36,424	$647,381	$37,985	$30,406	$66,582	$1,336,415

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows at:

	March 31, 2012
	Single Family			Multifamily			Commercial
	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
	(Dollars in Thousands)
Performing	$541,154	$182,476	$723,630	$385,969	$264,085	650,054	$7,586	$29,074	$36,660
Non performing	20	9,251	9,271	—	5,688	5,688	279	—	279
Total	$541,174	$191,727	$732,901	$385,969	$269,773	655,742	$7,865	$29,074	$36,939

	June 30, 2011
	Single Family			Multifamily			Commercial
	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
	(Dollars in Thousands)
Performing	$291,549	$219,502	$511,051	$349,276	$295,361	644,637	$9,705	$28,280	$37,985
Non performing	796	5,790	6,586	—	2,744	2,744	—	—	—
Total	$292,345	$225,292	$517,637	$349,276	$298,105	647,381	$9,705	$28,280	$37,985

Approximately 19% and 12% of our non-performing loans at March 31, 2012 and June 30, 2011, respectively, were considered troubled debt restructurings (TDRs). Certain TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. The Company classifies these loans as performing TDRs that consisted of the following at:

	March 31, 2012
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Performing loans temporarily modified as TDR	$2,059	$23	$276	$1,708	$1,525	—	$5,591
Non performing loans	9,271	59	5,688	279	727	—	$16,024
Total impaired loans[1]	$11,330	$82	$5,964	$1,987	$2,252	$—	$21,615
________________________
1. The recorded investment in impaired loans also includes $79 of accrued interest receivable and unaccreted discounts and loan fees.

	For the Three Months Ended March 31, 2012
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Interest income recognized on performing TDRs	$24	$—	$5	$23	$31	$—	$83
Average balances of performing TDRs	$2,061	$23	$1,718	$1,712	$1,555	$—	$7,069
Average balances of impaired loans	$10,048	$113	$5,936	$2,055	$2,393	$4	$20,549

	For the Nine Months Ended March 31, 2012
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Interest income recognized on performing TDRs	$72	$1	$15	$70	$92	$—	$250
Average balances of performing TDRs	$1,652	$38	$2,110	$1,726	$1,843	$—	$7,369
Average balances of impaired loans	$8,886	$146	$6,095	$1,840	$2,396	$1	$19,364

	For the Three Months Ended March 31, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Interest income recognized on performing TDRs	$13	$1	$42	$—	$52	$—	$108
Average balances of performing TDRs	$1,338	$58	$2,465	$—	$2,944	$—	$6,805
Average balances of impaired loans	$6,797	$94	$3,510	$1,765	$1,198	$1	$13,365

	For the Nine Months Ended March 31, 2011
	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
	(Dollars in Thousands)
Interest income recognized on performing TDRs	$—	$—	$—	$—	$—	$—	$—
Average balances of performing TDRs	$1,094	$45	$1,259	$—	$3,021	$—	$5,419
Average balances of impaired loans	$5,248	$113	$6,269	$—	$3,748	$2	$15,380

The Company's loan modifications included Single Family, Multifamily and Commercial loans of which included one or a combination of the following: a reduction of the stated interest rate or delinquent property taxes that were paid by the Bank and either repaid by the borrower over a one year period or capitalized and amortized over the remaining life of the loan. The Company's loan modifications also included RV loans in which borrowers were able to make interest-only payments for a period of six months to a year which then reverted back to fully amortizing.

The following table sets forth the loans modified as TDRs as of the dates indicated:

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
	(Dollars in Thousands)
Loans secured by real estate:
Single family:
In-house originated	$—	$—	$—	$—
Purchased	—	302	742	1,045
Home equity loans:
In-house originated	—	—	—	124
Purchased	—	—	—	—
Multifamily:
In-house originated	—	—	—	—
Purchased	—	—	—	—
Commercial:
In-house originated	—	—	—	—
Purchased	—	—	—	—
Total TDR loans secured by real estate	—	302	742	1,169
RV/Auto	—	—	58	402
Commercial secured and other	—	—	—	—
Total loans modified as TDRs	$—	$302	$800	$1,571

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended March 31, 2012:

		Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in Thousands)
	Number of Loans
Troubled Debt Restructurings:
Single family:
In-house originated	—	$—	$—
Purchased	1	742	740
RV/Auto	—	—	—
In-house originated	3	58	60
Purchased
Total	$4	$800	$800

The Company had no loans modified as TDRs within the previous twelve months for which there was a payment default for the three and nine months ended March 31, 2012 and March 31, 2011. The Company defines a payment default as 90 days past due.
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
The Company reviews and grades loans following a continuous loan review process, featuring coverage of all loan types and business lines at least quarterly. Continuous reviewing provides more effective risk monitoring because it immediately tests for potential impacts caused by changes in personnel, policy, products or underwriting standards.

The following table presents the composition of our loan portfolio by credit quality indicators at:

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$541,155	$—	$20	$—	$541,175
Purchased	178,368	1,539	11,819	—	191,726
Home equity loans:
In-house originated	10,005	82	280	—	10,367
Purchased	20,428	—	—	—	20,428
Multifamily:
In-house originated	384,341	867	761	—	385,969
Purchased	258,548	4,013	7,212	—	269,773
Commercial real estate and land:
In-house originated	7,587	—	279	—	7,866
Purchased	26,255	2,819	—	—	29,074
Consumer—RV/Auto:	23,765	368	1,600	—	25,733
Commercial secured and other:	129,508	—	—	—	129,508
Total	$1,579,960	$9,688	$21,971	$—	$1,611,619
As a % of total gross loans	98.0%	0.6%	1.4%	—%	100.0%

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$457,560	$—	$21	$—	$457,581
Purchased	192,124	177	10,998	—	203,299
Home equity loans:
In-house originated	11,304	7	285	—	11,596
Purchased	21,210	—	—	—	21,210
Multifamily:
In-house originated	373,500	3,048	—	—	376,548
Purchased	269,849	6,040	5,884	—	281,773
Commercial real estate and land:
In-house originated	8,647	—	—	—	8,647
Purchased	26,328	2,829	—	—	29,157
Consumer—RV/Auto:	25,437	241	1,261	—	26,939
Commercial secured and other:	123,359	—	—	—	123,359
Total	$1,509,318	$12,342	$18,449	$—	$1,540,109
As a % of total gross loans	98.0%	0.8%	1.2%	—%	100.0%

	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Single Family:
In-house originated [1]	$391,729	$—	$733	$—	$392,462
Purchased	199,854	922	11,210	—	211,986
Home equity loans:
In-house originated	12,890	43	136	—	13,069
Purchased	21,812	—	—	—	21,812
Multifamily:
In-house originated	351,829	2,183	—	—	354,012
Purchased	274,538	8,052	4,884	—	287,474
Commercial real estate and land:
In-house originated	6,891	1,735	—	—	8,626
Purchased	27,043	2,191	—	—	29,234
Consumer—RV/Auto:	27,393	554	406	—	28,353
Commercial secured and other:	108,448	—	—	—	108,448
Total	$1,422,427	$15,680	$17,369	$—	$1,455,476
As a % of total gross loans	97.7%	1.1%	1.2%	—%	100.0%

	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$292,319	$—	$25	$—	$292,344
Purchased	214,924	4,459	5,910	—	225,293
Home equity loans:
In-house originated	14,256	—	157	—	14,413
Purchased	22,011	—	—	—	22,011
Multifamily:
In-house originated	347,087	2,189	—	—	349,276
Purchased	289,528	5,833	2,744	—	298,105
Commercial real estate and land:
In-house originated	7,897	1,807	—	—	9,704
Purchased	26,082	2,199	—	—	28,281
Consumer—RV/Auto:	29,395	657	354	—	30,406
Commercial secured and other:	66,582	—	—	—	66,582
Total	$1,310,081	$17,144	$9,190	$—	$1,336,415
As a % of total gross loans	98.0%	1.3%	0.7%	—%	100.0%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class at:

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$4,499	$—	—	$4,499
Purchased	1,856	425	10,868	13,149
Multifamily:
In-house originated	—	—	—	—
Purchased	134	1,222	2,593	3,949
Home Equity:
In-house originated	70	86	—	156
Purchased	—	—	—	—
Commercial:
In-house originated	—	—	279	279
Purchased	—	—	—	—
RV / Auto	417	386	637	1,440
Commercial Secured and Other	—	—	—	—
Total	$6,976	$2,119	$14,377	$23,472
As a % of total gross loans	0.43%	0.13%	0.89%	1.46%

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
	(Dollars in Thousands)
Single Family:
In-house originated [1]	$4,824	$—	—	$4,824
Purchased	1,177	2,797	9,425	13,399
Multifamily:
In-house originated [1]	2,183	—	—	2,183
Purchased	1,013	488	4,065	5,566
Home Equity:
In-house originated	56	45	—	101
Purchased	—	—	—	—
Commercial:
In-house originated	374	—	—	374
Purchased	—	—	—	—
RV / Auto	747	334	504	1,585
Commercial Secured and Other	1	5	—	6
Total	$10,375	$3,669	$13,994	$28,038
As a % of total gross loans	0.68%	0.24%	0.92%	1.84%
________________________
1. Borrowers in these categories made payments after December 31, 2011. Without these three loans the delinquent total would have been 1.37% of total loans.

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$—	$—	709	$709
Purchased	1,192	606	9,416	11,214
Multifamily:
In-house originated	—	—	—	—
Purchased	—	540	4,314	4,854
Home Equity:
In-house originated	67	43	36	146
Purchased	—	—	—	—
Commercial:
In-house originated	—	—	—	—
Purchased	—	—	—	—
RV / Auto	1,251	372	107	1,730
Commercial Secured and Other	—	—	—	—
Total	$2,510	$1,561	$14,582	$18,653
As a % of total gross loans	0.17%	0.11%	1.01%	1.29%

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
	(Dollars in Thousands)
Single Family:
In-house originated	$216	$796	—	$1,012
Purchased	1,793	1,716	8,538	12,047
Multifamily:
In-house originated	—	—	—	—
Purchased	—	289	2,744	3,033
Home Equity:
In-house originated	182	34	93	309
Purchased	—	—	—	—
Commercial:
In-house originated	—	—	—	—
Purchased	—	—	—	—
RV / Auto	1,306	130	85	1,521
Commercial Secured and Other	—	—	—	—
Total	$3,497	$2,965	$11,460	$17,922
As a % of total gross loans	0.26%	0.22%	0.86%	1.35%

6.	STOCK-BASED COMPENSATION
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
2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At March 31, 2012, there were a maximum of 2,099,632 shares available for issuance under the limits of the 2004 Plan.
Stock Options. The Company’s income before income taxes and net income for the three months ended March 31, 2012 and 2011 included stock option compensation cost of zero and $3, respectively. The total income tax benefit was zero and $1 for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the period July 1, 2010 to March 31, 2012 is presented below:

	Number of Shares	Weighted-average Exercise Price Per Share
Outstanding-July 1, 2010	395,920	$8.52
Granted	—	$—
Exercised	(128,381)	$7.18
Cancelled	(6)	$7.35
Outstanding-June 30, 2011	267,533	$9.15
Granted	—	$—
Exercised	(69,322)	$9.75
Cancelled	(2,894)	$9.10
Outstanding-March 31, 2012	195,317	$8.94
Options exercisable-June 30, 2011	267,533	$9.15
Options exercisable-March 31, 2012	195,317	$8.94

The following table summarizes information as of March 31, 2012 concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	56,900	4.3	56,900	$7.35
$8.50	7,500	3.7	7,500	$8.50
$9.20	7,500	3.4	7,500	$9.20
$9.50	78,300	3.3	78,300	$9.50
$10.00	44,617	2.2	44,617	$10.00
$11.00	500	0.3	500	$11.00
$8.94	195,317	3.4	195,317	$8.94

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at March 31, 2012 was $1,590.
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
During the quarters ended March 31, 2012 and 2011, the Company granted 14,068 and 9,315 restricted stock units respectively, to employees and directors. Restricted stock unit (“RSU”) awards granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, vest one-third on each fiscal year end.
The Company’s income before income taxes and net income for the quarters ended March 31, 2012 and 2011 included stock award expense of $669 and $604, respectively. The income tax benefit was $268 and $236, respectively. For the nine months ended March 31, 2012 and 2011, stock award expense was $1,850 and $1,536, with total income tax benefit of $740 and $606, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2012, unrecognized compensation expense related to non-vested awards aggregated to $4,024 and is expected to be recognized in future periods as follows:

Stock Award Compensation Expense
(Dollars in Thousands)
For the fiscal year remainder:
2012	$658
2013	2,287
2014	950
2015	129
Total	$4,024

The following table presents the status and changes in restricted stock grants from July 1, 2010 through March 31, 2012:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2010	199,148	$7.88
Granted	399,582	$11.95
Vested	(197,442)	$9.04
Cancelled	(11,214)	$11.77
Non-vested balance at June 30, 2011	390,074	$11.35
Granted	153,221	$13.48
Vested	(68,673)	$10.48
Cancelled	(4,075)	$15.37
Non-vested balance at March 31, 2012	470,547	$12.18

The total fair value of shares vested for the three and nine months ended March 31, 2012 was $46 and $1,311, respectively.
2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At March 31, 2012, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in Thousands, except per share data)
Earnings Per Common Share
Net income	$7,718	$5,275	$20,911	$15,036
Preferred stock dividends	(387)	(77)	(893)	(232)
Net income attributable to common shareholders	$7,331	$5,198	$20,018	$14,804
Average common shares issued and outstanding	11,448,404	10,310,743	11,163,025	10,259,510
Average unvested Restricted stock grant and RSU shares	470,901	506,168	449,862	438,895
Total qualifying shares	11,919,305	10,816,911	11,612,887	10,698,405
Earnings per common share	$0.62	$0.48	$1.72	$1.38
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$7,331	$5,198	$20,018	$14,804
Preferred stock dividends to dilutive convertible preferred	302	—	653	—
Dilutive net income attributable to common shareholders	$7,633	$5,198	$20,671	$14,804
Average common shares issued and outstanding	11,919,305	10,816,911	11,612,887	10,698,405
Dilutive effect of Stock Options	58,507	106,944	60,353	101,364
Dilutive effect of convertible preferred stock	1,249,091	—	629,888	—
Total dilutive common shares issued and outstanding	13,226,903	10,923,855	12,303,128	10,799,769
Diluted earnings per common share	$0.58	$0.48	$1.68	$1.37

8.	COMMITMENTS AND CONTINGENCIES
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
At March 31, 2012, the Company had commitments to originate loans with an aggregate outstanding principal balance of $100.9 million. At March 31, 2012, the Company also had commitments to sell loans with an aggregate outstanding principal balance of $94.8 million.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were no refinances of existing related party loans or new loans granted under the provisions of the employee loan program during the nine months ended March 31, 2012, and no refinances of existing loans during the nine months ended March 31, 2011.

10. STOCKHOLDERS' EQUITY

On September 7, 2011, October 5, 2011, and November 2, 2011, the Company completed offerings of 12,117 shares, 1,065 shares, and 7,000 shares, respectively, of our 6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock (the "Series B preferred stock"). Gross proceeds were $12,117, $1,065, and $7,000 with net proceeds after expenses of approximately $11,477, $1,058 and $7,000, respectively. The Series B preferred stock has a liquidation preference of $1,000 per share over shares of common stock and other junior securities. In the event of liquidation, the Series B preferred stock ranks pari passu with the Series A preferred stock. Each share of the Series B preferred stock may be converted at any time, at the option of the holder, into 61.92 shares of our common stock (which reflects an approximate initial conversion price of $16.15 per share of our common stock) plus cash in lieu of fractional shares, subject to anti-dilution and other adjustments. The conversion rate will be subject to certain anti-dilution and other adjustments. In addition, if the closing price of our common stock exceeds $20.50 for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, we may at our option cause some or all of the Preferred Stock to be automatically converted into common stock at the then prevailing conversion rate.

On December 9, 2011, the Company completed an offering of 862,500 shares of our common stock, at a price per share of $16.00, to institutional and retail investors. Gross proceeds were $13,800 with net proceeds after expenses of approximately $13,300.

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

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands)

	March 31, 2012	June 30, 2011	March 31, 2011
Selected Balance Sheet Data:
Total assets	$2,278,030	$1,940,087	$1,736,178
Loans—net of allowance for loan losses	1,595,704	1,325,101	1,113,813
Loans held for sale, at fair value	44,286	20,110	3,652
Loans held for sale, lower of cost or market	45,329	—	—
Allowance for loan losses	8,355	7,419	6,892
Securities—trading	5,983	5,053	4,469
Securities—available for sale	170,397	145,671	158,983
Securities—held to maturity	328,528	370,626	381,711
Total deposits	1,575,473	1,340,325	1,265,797
Securities sold under agreements to repurchase	120,000	130,000	130,000
Advances from the FHLB	359,000	305,000	186,000
Subordinated debentures and other borrowings	5,155	7,655	5,155
Total stockholders’ equity	203,239	147,766	142,184

BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share data)

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Selected Income Statement Data:
Interest and dividend income	$29,348	$23,928	$85,729	$67,603
Interest expense	9,013	8,625	28,131	25,503
Net interest income	20,335	15,303	57,598	42,100
Provision for loan losses	2,000	1,150	5,963	4,350
Net interest income after provision for loan losses	18,335	14,153	51,635	37,750
Non-interest income	3,856	1,924	11,412	5,973
Non-interest expense	9,190	7,429	27,946	18,868
Income before income tax expense	13,001	8,648	35,101	24,855
Income tax expense	5,283	3,373	14,190	9,819
Net income	$7,718	$5,275	$20,911	$15,036
Net income attributable to common stock	$7,331	$5,198	$20,018	$14,804
Per Share Data:
Net income:
Basic	$0.62	$0.48	$1.72	$1.38
Diluted	$0.58	$0.48	$1.68	$1.37
Book value per common share	$15.64	$13.25	$15.64	$13.25
Tangible book value per common share	$15.64	$13.25	$15.64	$13.25
Weighted average number of shares outstanding:
Basic	11,919,305	10,816,911,000	11,612,887	10,698,405,000
Diluted	13,226,903	10,923,855,000	12,303,128	10,799,769,000
Common shares outstanding at end of period	11,430,145	10,351,831,000	11,430,145	10,351,831,000
Common shares issued at end of period	12,174,770	11,003,606,000	12,174,770	11,003,606,000
Performance Ratios and Other Data:
Loan originations for investment	$145,312	$152,290	$530,091	$361,126
Loan originations for sale	179,399	23,306	497,578	162,991
Loan purchases	—	6,922	—	110,682
Return on average assets	1.38%	1.25%	1.30%	1.28%
Return on average common stockholders’ equity	16.80%	15.35%	16.64%	15.02%
Interest rate spread[1]	3.57%	3.56%	3.50%	3.48%
Net interest margin[2]	3.72%	3.71%	3.66%	3.66%
Efficiency ratio	37.99%	43.12%	40.50%	39.25%
Capital Ratios:
Equity to assets at end of period	8.92%	8.19%	8.92%	8.19%
Tier 1 leverage (core) capital to adjusted tangible assets[3]	8.42%	8.11%	8.42%	8.11%
Tier 1 risk-based capital ratio[3]	13.47%	12.97%	13.47%	12.97%
Total risk-based capital ratio[3]	14.05%	13.61%	14.05%	13.61%
Tangible capital to tangible assets[3]	8.42%	8.11%	8.42%	8.11%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.43%	0.43%	0.41%	0.51%
Nonperforming loans to total loans	0.99%	0.94%	0.99%	0.94%
Nonperforming assets to total assets	0.76%	1.11%	0.76%	1.11%
Allowance for loan losses to total loans at end of period	0.52%	0.61%	0.52%	0.61%
Allowance for loan losses to nonperforming loans	52.14%	64.93%	52.14%	64.93%
_________________________
1. Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
2. Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
3. Reflects regulatory capital ratios of BofI Federal Bank.

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2012 and March 31, 2011
For the three months ended March 31, 2012, we had net income of $7,718,000 compared to net income of $5,275,000 for the three months ended March 31, 2011. Net income attributable to common stockholders was $7,331,000 or $0.58 per diluted share compared to net income attributable to common shareholders of $5,198,000 or $0.48 per diluted share for the three months ended March 31, 2012 and 2010, respectively.

Other key comparisons between our operating results for the three months ended March 31, 2012 and 2011 are:

•
Net interest income increased $5,032,000 in the quarter ended March 31, 2012 due to a 32.7% increase in average earning assets primarily from loan originations. Our net interest margin increased 1 basis points in the quarter ended March 31, 2012 compared to March 31, 2011, as the earning rates on loans decreased 42 basis points and rates on securities decreased 65 basis points, partially offset by a decrease in the rates paid on deposits and borrowings of 45 basis points.

•
Non-interest income increased $1,932,000 for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. The increase in non-interest income was primarily the result of a $3,955,000 increase in gain on sale of loans held for sale and fair value gains from trading securities of $305,000, offset by impairment on investment securities of $1,211,000.

•
Non-interest expense increased $1,761,000 for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 primarily due to a $1,437,000 increase in compensation attributed to increased staffing and office expansion.

For the nine months ended March 31, 2012, we had net income of $20,911,000 compared to net income of $15,036,000 for the same period last year. Net income attributable to common stockholders was $20,018,000 or $1.68 per diluted share compared to net income attributable to common shareholders of $14,804,000 or $1.37 per diluted share for the nine months ended March 31, 2012 and 2011, respectively.

We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings ("core earnings") which we believe provides useful information about the Bank's operating performance. Core earnings for the quarters ended March 31, 2012 and 2011, were $8,256,000 and $4,453,000, respectively. For the nine months ended March 31, 2012 and 2011, core earnings were $21,861,000 and $14,449,000, respectively.

Below is a reconciliation of net income to core earnings:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in Thousands)
Net Income	$7,718	$5,275	$20,911	$15,036
Realized securities gains	—	(1,478)	—	(1,960)
Unrealized securities losses	906	131	1,593	988
Tax provision	(368)	525	(643)	385
Core Earnings	$8,256	$4,453	$21,861	$14,449
Net Interest Income
Net interest income for the quarter ended March 31, 2012 totaled $20.3 million, an increase of 32.7% compared to net interest income of $15.3 million for the quarter ended March 31, 2011.
Total interest and dividend income during the quarter ended March 31, 2012 increased 22.6% to $29.3 million, compared to $23.9 million during the quarter ended March 31, 2011. The increase in interest and dividend income for the 2012 quarter was attributable primarily to growth in average earning assets from origination of loans. The average balance of loans increased 55.9% when compared to the three-month period ended March 31, 2011. The increase in interest income was partially offset by lower rates earned on loans and mortgage-backed securities. The loan portfolio yield for the quarter ended March 31, 2012 decreased 42 basis points and the investment security portfolio yield decreased 65 basis points from the 2011 period. The net growth in average earning assets for the three-month period was funded largely by increased deposits and to a lesser extent borrowings.

Total interest expense was $9.0 million for the quarter ended March 31, 2012, an increase of $0.4 million or 4.7% as compared with the same period in 2011. The average funding rate decreased by 45 basis points while average interest-bearing liabilities grew 30.3%. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 28 basis points and FHLB advances of 109 basis points partially offset by an increase in the average funding rates of demand and savings accounts of 5 basis points. Other borrowing costs increased 15 basis points when comparing the quarters ended March 31, 2012 and 2011. Net interest margin, defined as net interest income divided by average earning assets, increased by 1 basis points to 3.72% for the quarter ended March 31, 2012, compared with 3.71% for the quarter ended March 31, 2011.
For the nine months ended March 31, 2012 , net interest income was $57.6 million, a 36.8% increase compared to net interest income of $42.1 million for the nine months ended March 31, 2011. The increase in interest and dividend income for the 2012 period was attributable primarily to growth in average earning assets from origination of loans. The average balance of loans increased 65.6% when compared to the nine months ended March 31, 2011. The increase in interest income was partially offset by lower rates earned on loans and mortgage-backed securities. The loan portfolio yield for the nine months ended March 31, 2012 decreased 47 basis points and the investment security portfolio yield decreased 56 basis points from the 2011 period. The net growth in average earning assets for the nine-month period was funded largely by increased deposits and to a lesser extent borrowings.
Total interest expense was $28.1 million for the nine months ended March 31, 2012, an increase of $2.6 million or 10.2% as compared with the same period in 2011. The average funding rate decreased by 46 basis points while average interest-bearing liabilities grew 36.7%. Contributing to the decrease in the average funding rate was a decrease in the average rate for time deposits of 50 basis points and FHLB advances of 109 basis points partially offset by an increase in the average funding rate of demand and savings accounts of 6 basis points. Other borrowing costs decreased zero basis points when comparing the nine months ended March 31, 2012 and 2011. Our net interest margin remained unchanged at 3.66% for the nine months ended March 31, 2012, compared with 3.66% for the same period last year.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2012 and 2011:

	For the three month period ended
	March 31,
	2012			2011
	(Dollars in thousands)
	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$1,653,455	$22,898	5.54%	$1,060,438	$15,811	5.96%
Federal funds sold	14,763	5	0.14%	8,460	3	0.14%
Interest-earning deposits in other financial institutions	272	—	—%	849	—	—%
Mortgage-backed and other investment securities[5]	501,676	6,426	5.12%	561,906	8,102	5.77%
Stock of the FHLB, at cost	17,074	19	0.45%	16,732	12	0.29%
Total interest-earning assets	2,187,240	29,348	5.37%	1,648,385	23,928	5.81%
Non-interest-earning assets	46,755			42,929
Total assets	$2,233,995			$1,691,314
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$567,136	$1,294	0.91%	$317,733	$681	0.86%
Time deposits	969,011	4,885	2.02%	875,017	5,035	2.30%
Securities sold under agreements to repurchase	123,235	1,346	4.37%	130,000	1,415	4.35%
Advances from the FHLB	337,261	1,451	1.72%	207,873	1,459	2.81%
Other borrowings	5,155	37	2.87%	5,156	35	2.72%
Total interest-bearing liabilities	2,001,798	9,013	1.80%	1,535,779	8,625	2.25%
Non-interest-bearing demand deposits	16,697			6,844
Other non-interest-bearing liabilities	16,473			8,188
Stockholders’ equity	199,027			140,503
Total liabilities and stockholders’ equity	$2,233,995			$1,691,314
Net interest income		$20,335			$15,303
Interest rate spread[6]			3.57%			3.56%
Net interest margin[7]			3.72%			3.71%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $33.5 million of Community Reinvestment Act loans which are taxed at a reduced rate.

5.	Includes $5.5 million of municipal securities which are taxed at a reduced rate.

6.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

7.	Net interest margin represents net interest income as a percentage of average interest-earning assets.

     The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2012 and 2011:

	For the nine month period ended
	March 31,
	2012			2011
	(Dollars in thousands)
	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$1,562,549	$65,503	5.59%	$943,302	$42,900	6.06%
Federal funds sold	13,269	9	0.09%	9,188	9	0.13%
Interest-earning deposits in other financial institutions	264	—	—%	407	—	—%
Mortgage-backed and other investment securities[5]	508,398	20,176	5.29%	561,588	24,644	5.85%
Stock of the FHLB, at cost	15,982	41	0.34%	17,210	50	0.39%
Total interest-earning assets	2,100,462	85,729	5.44%	1,531,695	67,603	5.88%
Non-interest-earning assets	45,577			37,923
Total assets	$2,146,039			$1,569,618
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$462,032	$3,197	0.92%	$346,861	$2,248	0.86%
Time deposits	1,025,647	16,080	2.09%	720,689	14,010	2.59%
Securities sold under agreements to repurchase	127,745	4,237	4.42%	130,000	4,306	4.42%
Advances from the FHLB	316,953	4,506	1.90%	215,157	4,828	2.99%
Other borrowings	5,155	111	2.87%	5,160	111	2.87%
Total interest-bearing liabilities	1,937,532	28,131	1.94%	1,417,867	25,503	2.40%
Non-interest-bearing demand deposits	14,903			8,098
Other non-interest-bearing liabilities	15,023			7,194
Stockholders’ equity	178,581			136,459
Total liabilities and stockholders’ equity	$2,146,039			$1,569,618
Net interest income		$57,598			$42,100
Interest rate spread[6]			3.50%			3.48%
Net interest margin[7]			3.66%			3.66%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $33.5 million of Community Reinvestment Act loans which are taxed at a reduced rate.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31, 2012 vs 2011				For the Nine Months Ended March 31, 2012 vs 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
	(Dollars in thousands)
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	8,836	(1,113)	(636)	7,087	28,145	(3,325)	(2,217)	22,603
Federal funds sold	2	—	—	2	4	(3)	(1)	—
Interest-earning deposits in other financial institutions	—	—	—	—	—	—	—	—
Mortgage-backed and other investment securities	(869)	(913)	106	(1,676)	(2,334)	(2,359)	225	(4,468)
Stock of the FHLB, at cost	—	7	—	7	(4)	(6)	1	(9)
	7,969	(2,019)	(530)	5,420	$25,811	$(5,693)	$(1,992)	$18,126
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$536	$40	$37	$613	$743	$156	$50	$949
Time deposits	540	(613)	(77)	(150)	5,924	(2,703)	(1,151)	2,070
Securities sold under agreements to repurchase	(74)	7	(2)	(69)	(75)	—	6	(69)
Advances from the FHLB	909	(566)	(351)	(8)	2,283	(1,759)	(846)	(322)
Other borrowings	—	2	—	2	—	—	—	—
	$1,911	$(1,130)	$(393)	$388	$8,875	$(4,306)	$(1,941)	$2,628

Provision for Loan Losses
The loan loss provision was $2,000,000 and $1,150,000for the three months ended March 31, 2012 and March 31, 2011. For the nine months ended March 31, 2012, loan loss provision was $5,963,000 compared to $4,350,000 for the nine months ended March 31, 2011. The increases in the provision for the three and nine months ended March 31, 2012 was a result of higher charge offs of single family and multifamily loans and overall increase in the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2012	2011	Inc (Dec)	2012	2011	Inc (Dec)
	(Dollars in Thousands)
Realized gain on securities:
Sale of mortgage-backed securities	$—	$1,478	$(1,478)	—	1,960	$(1,960)
Total realized gain on securities	—	1,478	(1,478)	—	1,960	(1,960)
Other-than-temporary loss on securities:
Total impairment losses	(1,211)	(1,504)	293	(2,643)	(4,733)	2,090
Loss recognized in other comprehensive loss	—	1,331	(1,331)	120	3,678	(3,558)
Net impairment loss recognized in earnings	(1,211)	(173)	(1,038)	(2,523)	(1,055)	(1,468)
Fair value gain on trading securities	305	42	263	930	67	863
Total unrealized loss on securities	(906)	(131)	(775)	(1,593)	(988)	(605)
Prepayment penalty fee income	189	25	164	315	1,025	(710)
Mortgage banking income	4,399	444	3,955	12,215	3,630	8,585
Banking service fees and other income	174	108	66	475	346	129
Total non-interest income	$3,856	$1,924	$1,932	$11,412	$5,973	$5,439

Non-interest income increased $2.0 million to $3.9 million from $1.9 million for the three months ended March 31, 2012 and 2011. The increase was primarily the result of higher mortgage banking income of $4.0 million, fair value gain on trading securities of $305,000, partially offset by impairment of securities of $1.2 million. The increase in mortgage banking income includes gains on sale of loans of $4.4 million and $444,000 for the three months ended March 31, 2012 and 2011, respectively, due to an increase in origination volume of loans held for sale to $179.4 million from $23.3 million. Non-interest income increased $5.4 million to $11.4 million for the nine months ended March 31, 2012 compared to the same period in 2011. The increase was primarily the result of an increase in mortgage banking income of $8.6 million, fair value gains on trading securities of $930,000, partially offset by impairment of securities of $2.5 million. The decline of $710,000 in prepayment penalty income is attributable to one specialty loan which the commercial borrower elected to repay early during 2011.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2012	2011	Inc (Dec)	2012	2011	Inc (Dec)
	(Dollars in thousands)
Salaries, employee benefits and stock-based compensation	$5,270	$3,833	$1,437	$14,952	$10,240	$4,712
Professional services	365	525	(160)	1,542	1,544	(2)
Occupancy and equipment	301	257	44	856	606	250
Data processing and internet	666	216	450	1,649	693	956
Advertising and promotional	788	261	527	1,852	592	1,260
Depreciation and amortization	347	181	166	977	364	613
Real estate owned and repossessed vehicles	(25)	796	(821)	2,003	1,248	755
FDIC and primary federal regulator fees	422	559	(137)	1,088	1,474	(386)
Other general and administrative	1,056	801	255	3,027	2,107	920
Total non-interest expenses	$9,190	$7,429	$1,761	$27,946	$18,868	$9,078

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $9.2 million for the three months ended March 31, 2012, up from $7.4 million for the three months ended March 31, 2011.
Total salaries, benefits and stock-based compensation increased $1,437,000 to $5,270,000 for the quarter ended March 31, 2012 compared to $3,833,000 for the quarter ended March 31, 2011. Total compensation increased approximately 5% for commissions and loan production bonuses paid to employees, 18% due to additional staffing in mortgage lending, and 77% due to all other staffing. For the nine months ended March 31, 2012 , compensation increased $4,712,000 to $14,952,000 compared to $10,240,000 for the same period last year. Total compensation increased approximately 24% for commissions and loan production bonuses paid to employees, 20% due to additional staffing in mortgage lending, and 56% due to all other staffing. The Bank’s staff increased to 209 from 170 full-time equivalents between March 31, 2012 and 2011.
Professional services, which include accounting and legal fees, decreased $160,000 and $2,000 for the three and nine month periods ended March 31, 2012, respectively, compared to the same periods last year. The decreases were primarily due to legal fees related to loan acquisition contracts and foreclosed assets.
Advertising and promotional expense increased $527,000 and $1,260,000 for the three and nine month periods ending March 31, 2012, respectively, compared to the same periods ended March 31, 2011. The increases were primarily due to increases in lead generation costs for our single family loan origination program as a result of higher mortgage refinance volume.
Data processing and internet expense increased $450,000 and $956,000 for the three and nine month periods ended March 31, 2012, respectively, compared to the same periods last year. The increases were primarily due to growth in the number of customer accounts and fees for special enhancements to the Bank’s core processing system.
The costs and losses associated with the maintenance and sale of REO and repossessed RV’s decreased $821,000 and increased $755,000 for the three and nine month periods ending March 31, 2012, respectively, compared to the same periods last year. The decrease in REO expense for the quarter was largely attributable to the liquidation of two REO properties for which the Bank was remitted all funds due and recognized a gain on sale of $230,000. The Bank also took a valuation charge of $62,000 on it's two current single family REO properties and repossessed RV portfolio.  The Bank does not anticipate incurring any more charges to these properties.
The cost of our Federal Deposit Insurance Corporation or “FDIC” and "OCC" standard regulatory charges decreased $137,000 and $386,000 for the three and nine month periods ended March 31, 2012, respectively, compared to the same periods last year. The decreases were due to a rate reduction as a result of changes in the FDIC insurance premium cost calculation. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative expense increased $255,000 and $920,000 for the three and nine month periods ended March 31, 2012, respectively, compared to the same periods last year. The increases were primarily due to loan and other general expenses related to the growth in loan volume and the number of employees.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2012 and 2011 were 40.64% and 39.00%, respectively. Our effective tax rates for the nine months ended March 31, 2012 and 2011 were 40.43% and 39.51%, respectively. The increase in the tax rate is the result of changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $337.9 million, or 17.4%, to $2,278.0 million, as of March 31, 2012, up from $1,940.1 million at June 30, 2011. The increase in total assets was primarily due to an increase of $270.6 million in loans held for investment. Total liabilities increased a total of $282.5 million, primarily due to an increase in deposits of $235.1 million and an increase in borrowings of $54.0 million from the Federal Home Loan Bank of San Francisco (the “FHLB”). Our deferred income taxes increased $0.2 million to $9.5 million primarily due to the impairment in our securities portfolio, loan loss provision, and state taxes.
Loans
Net loans held for investment increased 20.4% to $1,595.7 million at March 31, 2012 from $1,325.1 million at June 30, 2011. The increase in the loan portfolio was due to loan originations and purchases of $530.1 million, offset by loan repayments of $172.9 million, transfers to our held for sale portfolio of $85.8 million and to foreclosed real estate of $0.8 million, and a net increase in the allowance of $0.9 million during the nine months ended March 31, 2012.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2012		June 30, 2011
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$732,901	45.5%	$517,637	38.7%
Home equity	30,795	1.9%	36,424	2.7%
Multifamily (five units or more)	655,742	40.7%	647,381	48.4%
Commercial real estate and land loans	36,939	2.3%	37,985	2.8%
Consumer—Recreational vehicle	25,733	1.6%	30,406	2.3%
Commercial secured and other	129,509	8.0%	66,582	5.1%
Total loans held for investment	$1,611,619	100.0%	$1,336,415	100.0%
Allowance for loan losses	(8,355)		(7,419)
Unamortized premiums/discounts, net of deferred loan fees	(7,560)		(3,895)
Net loans held for investment	$1,595,704		$1,325,101

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of March 31, 2012, the Company had $314.6 million of interest only loans and $8.1 million of option adjustable-rate mortgage loans. Through March 31, 2012, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
During fiscal 2011, the Bank changed its growth strategy to originate more mortgage loans rather than purchasing loans.
Asset Quality and Allowance for Loan Loss
Nonperforming Assets
Nonperforming loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Nonperforming assets include nonperforming loans plus other foreclosed real estate and repossessed assets. At March 31, 2012, our nonperforming loans totaled $16,024,000, or 0.99% of total gross loans and our total nonperforming assets totaled $17,388,000, or 0.76% of total assets.

Nonperforming loans and foreclosed assets or “nonperforming assets” consisted of the following as of the dates indicated:

	March 31, 2012	June 30, 2011	Inc (Dec)
	(Dollars in thousands)
Nonperforming assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$9,271	$6,586	$2,685
Home equity loans	59	157	(98)
Multifamily	5,688	2,744	2,944
Commercial	279	—	279
Total nonaccrual loans secured by real estate	15,297	9,487	5,810
RV / Auto	727	125	602
Total nonperforming loans	16,024	9,612	6,412
Foreclosed real estate	737	7,678	(6,941)
Repossessed—vehicles	627	1,926	(1,299)
Total nonperforming assets	$17,388	$19,216	$(1,828)
Total nonperforming loans as a percentage of total loans[1]	0.99%	0.72%	0.27%
Total nonperforming assets as a percentage of total assets[1]	0.76%	0.99%	(0.23)%
_______________
1. Includes a $2.2 million multifamily TDR mortgage loan placed on non accrual as a result of stale borrower financial statements. The borrower was current at March 31, 2012 and is expected to resolve the financial statement issue. Without this $2.2 million multifamily loan, non performing loans to total loans would have been 86 basis and non performing assets to total assets would have been 61 basis points at March 31, 2012.

Total nonperforming assets decreased from $19.2 million at June 30, 2011 to $17.4 million at March 31, 2012. The nonperforming assets decrease of $1.8 million, or 23 basis points on assets, was the net result of a decrease in foreclosed real estate of $6.9 million, a decrease in repossessed vehicles of $1.3 million, which was offset by an increase in nonperforming loans of $6.4 million. During the nine months ended March 31, 2012, there were more sales of foreclosed real estate and repossessed vehicles than there were new foreclosures and repossessions. Currently, more delinquent loans are being resolved through short sale rather than through foreclosure and bank sale. The result is an increase in delinquent non performing loans and a reduction in foreclosed real estate.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $5.6 million at March 31, 2012 and $7.7 million at June 30, 2011.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2012, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at March 31, 2012 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $23,500,000 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $6,642,000; 715 – 769: $7,565,000; 700 -714: $1,558,000; 660 – 699: $3,897,000 and less than 660: $3,838,000.
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
The Company had $718,328,000 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $520,001,000; 61% – 70%: $159,916,000; 71% -80%: $30,132,000; and greater than 80%: $8,279,000.
The Company had $651,573,000 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $308,037,000; 56% – 65%: $215,014,000; 66% – 75%: $112,669,000; 76% – 80%: $9,817,000 and greater than 80%: $6,036,000. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $34,952,000 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $20,405,000; 51% – 60%: $9,047,000; 61% – 70%: $4,588,000; and 71% – 80%: $912,000.
The weighted average LTV percentage for our entire real estate loan portfolio was 54% at March 31, 2012. We believe that this percentage is lower and more conservative than most banks. This has resulted in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

	March 31, 2012	June 30, 2011
	(Dollars in Thousands)
Nonperforming loans—90+ days past due plus other non-accrual loans	$12,920	$8,417
Troubled debt restructuring loans—non-accrual	3,104	1,195
Troubled debt restructuring loans—performing	5,591	7,748
Total impaired loans	$21,615	$17,360

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2012		June 30, 2011
	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
	(Dollars in thousands)
Single family	$3,040	36.39%	$2,277	30.69%
Home equity	280	3.35%	158	2.13%
Multifamily	2,062	24.68%	2,326	31.35%
Commercial real estate and land	170	2.03%	167	2.25%
Consumer—Recreational vehicles	2,560	30.64%	2,441	32.90%
Other	243	2.91%	50	0.67%
Total	$8,355	100.00%	$7,419	100.00%

The loan loss provision was $2,000,000 and $1,150,000 for the quarter ended March 31, 2012 and March 31, 2011,

respectively. We believe that the lower average LTV in the Bank’s loan portfolio will continue to result in the future in lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing REO and nonperforming loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $504.9 million as of March 31, 2012, compared with $521.4 million at June 30, 2011. During the nine months ended March 31, 2012, we had $30 million in purchases of mortgage-backed securities and $35 million in U.S. government/agency debt and Collateralized Loan Obligations, had $25 million in sales and maturity of bonds, and received principal repayments of approximately $24 million in our available for sale portfolio. In our held to maturity portfolio, we had zero purchases of mortgage-backed securities, municipal bonds, or agency debt, and received principal repayments of $37 million with the balance attributable to accretion and other activities. We had $10 million of agency debt called during the nine months ended March 31, 2012. We currently classify agency mortgage-backed and debt securities as held to maturity or available for sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $235.1 million, or 17.5%, to $1,575.5 million at March 31, 2012, from $1,340.3 million at June 30, 2011. Our deposit growth composition was the result of a 17.1% increase in interest- bearing demand accounts and an 81.2% increase in savings accounts as a result of increased promotion and competitive pricing of savings accounts during the quarter ended March 31, 2012.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2012		June 30, 2011
	Amount	Rate[1]	Amount	Rate[1]
	(Dollars in thousands)
Non-interest bearing:	$11,363	—%	$7,369	—%
Interest bearing:
Demand	89,930	0.68%	76,793	0.75%
Savings	486,391	0.83%	268,384	0.93%
Time deposits:
Under $100,000	445,518	2.40%	337,937	2.24%
$100,000 or more	542,271	1.53%	649,842	2.15%
Total time deposits[2]	987,789	1.92%	987,779	2.18%
Total interest bearing	1,564,110	1.51%	1,332,956	1.85%
Total deposits	$1,575,473	1.50%	$1,340,325	1.84%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total includes brokered deposits of $259.8 million and $209.6 million as of March 31, 2012 and June 30, 2011, respectively, of which $191.7 million and $161.5 million, respectively, are time deposits.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2012	June 30, 2011	March 31, 2011
Checking and savings accounts	19,249	16,105	15,064
Time deposits	13,584	16,793	13,997
Total number of deposit accounts	32,833	32,898	29,061

Borrowings

The following table sets forth the composition of our borrowings as of the dates indicated:

	March 31, 2012		June 30, 2011		March 31, 2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Repurchase agreements	$120,000	4.34%	$130,000	4.35%	$130,000	4.35%
FHLB Advances	359,000	1.50%	305,000	2.07%	186,000	2.96%
Subordinated debentures and other borrowings	5,155	2.89%	7,655	2.14%	5,155	2.71%
	$484,155	2.22%	$442,655	2.74%	$321,155	3.52%

Weighted average cost of borrowings during the quarter	2.22%		2.74%		3.52%
Borrowings as a percent of total assets	21.25%		22.82%		18.50%

At March 31, 2012, total borrowings amounted to $484.2 million, up from $442.7 million or 9.4% from June 30, 2011 and $163.0 million or 50.8% from March 31, 2011. Total borrowings represented 21.25% of total assets and had a weighted average cost of 2.2% at March 31, 2012, compared with 22.8% of total assets at a weighted average cost of 2.7% at June 30, 2011 and 18.5% of total assets at a weighted average cost of 3.5% at March 31, 2011.
We have sold securities under various agreements to repurchase for total proceeds of $120.0 million. The repurchase agreements have interest rates between 3.24% and 4.75% and scheduled maturities between October 2012 and December 2017. Under these agreements, we may be required to repay the $120.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 2.84 years and the weighted average remaining period before such repurchase agreements could be called is 0.23 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At March 31, 2012, a total of $19.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $19.0 million in advances is 3.11 years and the weighted average remaining period before such advances could be put to us is 0.37 years.
Stockholders’ Equity
Stockholders’ equity increased $55.5 million to $203.2 million at March 31, 2012 compared to $147.8 million at June 30, 2011. The increase was the result of our net income for the nine months ended March 31, 2012 of $20.9 million, issuance of preferred stock of $19.5 million, issuance of common stock of $13.3 million, vesting and issuance of RSU's and exercise of stock options of $2.3 million, a $0.3 million unrealized gains from our available for sale securities and $0.9 million in dividends paid.

LIQUIDITY

Cash flow information is as follows:

	Nine Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Operating Activities	$(47,941)	$9,796
Investing Activities	$(245,053)	$(318,637)
Financing Activities	$309,800	$301,317
During the nine months ended March 31, 2012, we had net cash outflows from operating activities of $47.9 million compared to inflows of $9.8 million for the for the nine months ended March 31, 2011. Net operating cash inflows for the 2011 period were primarily due to the proceeds from sale of loans held for sale, while net outflows in 2012 were due to originations of loans held for sale
Net cash outflows from investing activities totaled $245.1 million for the nine months ended March 31, 2012, while outflows totaled $318.6 million for the same period in 2011. The increase was primarily due to higher loan originations offset by reduced loan purchases and increased repayments of loans in the 2012 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $309.8 million for the nine months ended March 31, 2012, while inflows totaled $301.3 million for the nine months ended March 31, 2011. Net cash provided by financing activities increased primarily from growth in deposits and issuance of common and preferred stock offset by a net decrease in short term borrowings for the nine months ended March 31, 2012 compared to March 31, 2011. During the nine months ended March 31, 2012, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2012, the Company had $349.8 million available immediately and an additional $181.4 million available with additional collateral. At March 31, 2012, we also had two $10.0 million unsecured federal funds purchase lines with two different banks under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2012, the Bank did not have any borrowings outstanding and the amount available from this source was $107.2 million. These borrowings are collateralized by consumer loans, and mortgage-backed securities.
In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $259.8 million outstanding at March 31, 2012. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

OFF-BALANCE SHEET COMMITMENTS
At March 31, 2012, we had commitments to originate loans with an aggregate outstanding principal balance of $100.9 million, and commitments to sell loans with an aggregate outstanding principal balance of $94.8 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of March 31, 2012 totaled $579.9 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of March 31, 2012:

		Payments Due by Period[1]
	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
	(Dollars in thousands)
Long-term debt obligations[2]	$522,628	$211,416	$152,089	$57,923	$101,200
Time deposits[2]	1,001,985	579,865	195,297	110,366	116,457
Operating lease obligations[3]	11,213	1,428	2,877	2,791	4,117
Total	$1,535,826	$792,709	$350,263	$171,080	$221,774
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2012.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for a lease of real property.

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
Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of the Comptroller of the Currency (OCC) require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2012, our Bank met all the capital adequacy requirements to which it was subject. At March 31, 2012, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2012 that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements at March 31, 2012 were as follows:

	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital to adjusted tangible assets	$191,978	8.42%	$91,216	4.00%	$114,020	5.00%
Tier 1 capital (to risk-weighted assets)	191,978	13.47%	N/A	N/A	85,534	6.00%
Total capital (to risk-weighted assets)	200,333	14.05%	114,045	8.00%	142,556	10.00%
Tangible capital (to tangible assets)	191,978	8.42%	34,206	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would cause the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at March 31, 2012:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2012
	Over One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$25,857	$—	$—	$25,857
Securities[1]	281,138	37,735	186,036	504,909
Stock of the FHLB, at cost	16,873	—	—	16,873
Loans—net of allowance for loan loss[2]	354,936	753,820	486,947	1,595,703
Loans held for sale	89,615	—	—	89,615
Total interest-earning assets	768,419	791,555	672,983	2,232,957
Non-interest earning assets	—	—	—	45,073
Total assets	$768,419	$791,555	$672,983	$2,278,030
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,147,723	$300,914	$115,473	$1,564,110
Securities sold under agreements to repurchase	10,000	75,000	35,000	120,000
Advances from the FHLB[4]	191,000	113,000	55,000	359,000
Other borrowed funds	5,155	—	—	5,155
Total interest-bearing liabilities	1,353,878	488,914	205,473	2,048,265
Other non-interest-bearing liabilities	—	—	—	26,526
Stockholders’ equity	—	—	—	203,239
Total liabilities and equity	$1,353,878	$488,914	$205,473	$2,278,030
Net interest rate sensitivity gap	$(585,459)	$302,641	$467,510	$184,692
Cumulative gap	$(585,459)	$(282,818)	$184,692	$184,692
Net interest rate sensitivity gap—as a % of interest earning assets	(76.19)%	38.23%	69.47%	8.27%
Cumulative gap—as % of cumulative interest earning assets	(76.19)%	(18.13)%	8.27%	8.27%
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
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. The market value of equity for these purposes is not intended to refer to the trading pricing of our common stock. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the industry market interest rate forecast was increased by 100, 200 and 300 basis points. The following table indicates the sensitivity of market value of equity to the interest rate movement described above at March 31, 2012:

(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$161,213	(32.7)%	7.41%
Up 200 basis points	185,563	(22.5)%	8.32%
Up 100 basis points	213,115	(11.0)%	9.31%
Base	239,555	—%	10.19%
Down 100 basis points	258,710	8.0%	10.77%
Down 200 basis points	283,735	18.4%	11.66%

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Shares purchased as part of publicly announced plans
Beginning Balance at July 1, 2011	595,700	$5.72	595,700	319,291
Ending Balance at March 31, 2012	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at July 1, 2011	119,931
July 1, 2011 to July 31, 2011	1,372
August 1, 2011 to August 31, 2011	9,269
September 1, 2011 to September 30, 2011	11,140
October 1, 2011 to October 31, 2011	2,420
November 1, 2011 to November 30, 2011	—
December 1, 2011 to December 31, 2011	3,188
January 1, 2012 to January 31, 2012	691
February 1, 2012 to February 29, 2012	228
March 1, 2012 to March 31, 2012	686
Ending Balance at March 31, 2012	148,925
Total Treasury Shares at March 31, 2012	744,625

ITEM 6.	EXHIBITS

Exhibit	Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instant Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

SIGNATURE
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BofI Holding, Inc.

Dated:	May 3, 2012	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 3, 2012	By:	/s/ Michael R. Sisk
Michael R. Sisk Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Dated:	May 3, 2012	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)