Form 10-K
period 2012-06-30
BofI Holding, Inc.
filed 2012-09-12
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51201
______________________________________________
BofI HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0867444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12777 High Bluff Drive, Suite 100, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 350-6200

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	NASDAQ National Global Select Market
Securities registered under Section 12(g) of the Exchange Act:
None
______________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ National Global Select Market of $16.25 on December 31, 2011 was $163,749,544.
The number of shares of the Registrant’s common stock outstanding as of August 26, 2012 was 11,545,895.
______________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2012 are incorporated by reference into Part III.

1

BOFI HOLDING, INC.

2

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include projections, statements of the plans, goals and objectives of management for future operations, statements of future economic performance, assumptions underlying these statements, and other statements that are not statements of historical facts. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond the control of BofI Holding, Inc. (BofI). Our actual results may differ materially from the results expressed or implied in any forward-looking statements for the reasons, among others, discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Factors that May Affect Our Performance.” Such factors include, but are not limited to, the following:

•	The prevailing recession currently impacting the United States and worldwide economies;

•	Competitive practices in the financial services industries;

•	Operational and systems risks;

•	General economic and capital market conditions, including fluctuations in interest rates;

•	Economic conditions in certain geographic areas; and

•	The impact of current and future laws, governmental regulations, accounting and other rulings and guidelines affecting the financial services industry in general and BofI operations particularly.

The forward-looking statements contained in this Annual Report are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this Annual Report is filed with the Securities and Exchange Commission. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this report is filed.

References in this report to the “Company,” “us,” “we,” “our,” “BofI Holding,” or “BofI” are all to BofI Holding, Inc. on a consolidated basis. References in this report to “Bank of Internet,” the “Bank,” or “our bank” are to BofI Federal Bank, our consolidated subsidiary.

3

PART I

ITEM 1. BUSINESS
Overview
Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with approximately $2.4 billion in assets that provides innovative banking and lending products and services to more than 40,000 customers through our scalable, low-cost distribution channels. BofI Holding, Inc.'s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 3000 Index.

We operate our bank from a single location in San Diego, California, currently serving approximately 40,000 retail deposit and loan customers across all 50 states. At June 30, 2012, we had total assets of $2,386.8 million, loans of $1,799.7 million, mortgage-backed and other investment securities of $483.0 million, total deposits of $1,615.1 million and borrowings of $547.2 million. Because we do not incur the significantly higher fixed operating costs inherent in a branch-based distribution system, we are able to rapidly grow our deposits and assets by providing a better value to our customers and by expanding our low-cost distribution channels.
We distribute our deposit products through a wide range of retail distributions channels, and our deposits consist of demand, savings and time deposits accounts. We distribute our loan products through our retail, correspondent and wholesale channels, and the loans we retain are primarily first mortgages secured by single family real property and by multifamily real property. Our mortgage-backed securities consist primarily of mortgage pass-through securities issued by government-sponsored entities and non-agency collateralized mortgage obligations and pass-through mortgage-backed securities issued by private sponsors. We believe our flexibility to adjust our asset generation channels has been a competitive advantage allowing us to avoid markets and products where credit fundamentals are poor.

Our retail distribution channels for our deposit and lending products include:

•	Multiple national online banking brands with tailored products targeted to specific consumer segments;

•	Affinity groups where we gain access to the affinity group's members, and our exclusive relationships with financial advisory firms;

•	A business banking division focused on providing deposit products and loans to specific nationwide industry verticals (e.g., apartment owners) and small and medium size businesses;

•	A commission-based commercial lending sales force that operates from home offices focusing primarily on the origination of multifamily mortgage loans; and

•	A call center that closes loans from self-generated internet leads, third-party purchase leads, and from our retention and cross-sell of our existing customer base.

Our business strategy is to grow our loan originations and our deposits to achieve increased economies of scale and reduce the cost of products and services to our customers by leveraging our distributions channels and technology. We have designed our branchless banking platform and our workflow processes to handle traditional banking functions with reduced paperwork and human intervention. Our charter allows us to operate in all 50 states, and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography and price. We plan to expand our low-cost distributions channels to increase our core deposits and increase our loan originations by attracting new customers and developing new and innovative products and services.

Our current business plan includes the following principal objectives:

•	Maintain an annualized return on average common stockholder's equity of 15.0% or better;

•	Annually increase average interest-earning assets by 15% or more; and

•	Reduce annualized efficiency ratio to a level 35% or lower.

ASSET ORIGINATION AND FEE INCOME BUSINESSES

We have built diverse loan origination and fee income businesses that generate attractive financial returns through our branchless distribution channels. We believe the diversity of our businesses and our branchless distribution channels provide us with increased flexibility to manage through changing market and operating environments.

Single Family Mortgage Lending

We generate earning assets and fee income from our mortgage lending activities, which consist of originating and servicing mortgages secured by first liens on single family residential properties. We divide our single family mortgage originations between loans we retain and loans we sell. Our mortgage banking business generates fee income and gains from sales of those single family mortgage loans we sell. Our loan portfolio generates interest income and fees from loans we retain. We also provide single family mortgage warehouse lines for third-party mortgage companies.

We originate fixed and adjustable rate prime residential mortgage loans using a paperless loan origination system and centralized underwriting and closing process. We warehouse our mortgage banking loans and sell to investors prime conforming and jumbo residential mortgage loans. Our mortgage servicing business includes collecting loan payments, applying principal and interest payments to the loan balance, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, responding to customer inquiries, counseling delinquent mortgagors and supervising foreclosures.

We originate single family mortgage loans through multiple channels on a retail, wholesale and correspondent basis.

•
Retail. We originate single family mortgage loans directly through i) our multiple national online banking brand websites, where our customers can view interest rates and loan terms, enter their loan applications and lock in interest rates directly over the internet, ii) our relationships with large affinity groups and iii) our call center which uses self-generated internet leads, third-party purchased leads, and cross-selling to existing customer base.

•
Wholesale. We have developed relationships with independent mortgage companies, cooperatives and individual loan brokers and we manage these relationships and our wholesale loan pipeline through our originations systems and websites. Through our password-protected website, our approved brokers can compare programs, terms and pricing on a real time basis and communicate with our staff.

•
Correspondent. We acquire closed loans from third-party mortgage companies that originate single family loans in accordance with our portfolio specifications or the specifications of our investors. We may purchase pools of seasoned, single-family loans originated by others during economic cycles when those loans have more attractive risk-adjusted returns than those we may originate.

Multifamily Mortgage Lending

We originate adjustable rate multifamily residential mortgage loans with interest rates that adjust based on U.S. Treasury security yields and LIBOR. Many of our loans have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps.

We divide our multifamily residential mortgage originations between the loans we retain and the loans we sell. Our mortgage banking business generates gains from those multifamily mortgage loans we sell. Our loan portfolio generates interest income and fees from the loans we retain.

We originate multifamily mortgage loans using a commission-based commercial lending sales force that operates from home offices across the United States or from our headquarter location. Customers are targeted through traditional origination techniques such as direct mail marketing, personal sales efforts and print advertising. Loan applications are submitted electronically to centralized employee teams who underwrite, process and close loans. The sales force team members operate regionally both as retail originators for apartment owners and wholesale representatives to other mortgage brokers.

Commercial Lending

Our commercial lending is generally divided between mortgages secured by commercial real estate and commercial and industrial (C&I) lending based upon business cash flow and asset-backed financing. Historically, we have limited our exposure to commercial real estate and have primarily purchased seasoned mortgages on small commercial properties when they were offered as a part of a residential mortgage loan pool. If market conditions improve, we may consider increasing originations of commercial mortgages in the future.

We began our C&I lending in 2010 with a focus on fixed and floating rate financing of businesses engaged in the origination of niche mortgage products secured by residential or commercial real estate. We have recently hired experienced senior commercial lending managers to expand our corporate finance lending to include other select business types and to grow and diversify our C&I lending portfolio through participation in nationwide lending syndications.

Specialty Finance Lending

Our specialty finance group originates or purchases fixed rate loans to consumers secured by payments receivable on annuities or deferred payment contracts. These loans are generally secured by individual annuities issued by highly-rated life insurance companies or by payment contracts issued by state lottery programs. Our commission-based sales force originates loans on a retail basis from leads generated by our proprietary research. We expanded the retail sales force and the processing capabilities of the specialty lending group at end of the 2012 fiscal year.

Consumer and Home Equity Lending

Our consumer lending has consisted of closed-end home equity loans secured by second liens, prime loans to purchase new and used recreational vehicles (RV) and autos, and deposit-related overdraft lines of credit. In 2008, we elected to significantly decrease RV and auto lending and in 2009, we elected to significantly decrease new home equity loans. We hold all of the RV and home equity loans that we originated and perform the loan servicing functions for these loans. We may increase new home equity loan originations and auto lending in the future as home values continue to stabilize and the economy recovers.

We currently provide overdraft lines of credit for our qualifying deposit customers with checking accounts.

Portfolio Management

Our investment analysis capabilities are a core competency of our organization. We decide whether to hold originated assets for investment or to sell them in the capital markets based on our assessment of the yield and risk characteristics of these assets as compared to other available opportunities to deploy our capital. Because risk-adjusted returns available on acquisitions may exceed returns available through retaining assets from our origination channels, we have elected to purchase loans and securities (see discussion below) from time to time. Some of our loans and security acquisitions were purchased at discounts to par value, which enhance our effective yield through accretion into income in subsequent periods. Our flexibility to increase risk-adjusted returns by retaining originated assets or acquiring assets differentiates us from our competitors with regional lending constraints.

The following table summarizes the amount funded, the number and size of certain loans originated and purchased for each of the last five fiscal years:

(Dollars in thousands)	For the Fiscal Years Ended June 30,
Type of Loan	2012	2011	2010	2009	2008
Single Family (one to four units):
Loans originated:
Amount funded	$956,908	$518,633	$127,657	$84,045	$516
Number of loans	2,563	1,104	411	283	2
Average loan size	$373	$470	$311	$297	$258
Loans purchased:
Amount funded	$—	$43,440	$126,446	$22,036	$95,667
Number of loans	—	113	450	89	209
Average loan size	$—	$384	$281	$248	$458
Home equity:
Loans originated:
Amount funded	$—	$—	$—	$7,363	$34,761
Number of loans	—	—	—	161	1,027
Average loan size	$—	$—	$—	$46	$34
Loans purchased:
Amount funded	$—	$22,013	$—	$—	$—
Number of loans	—	1	—	—	—
Average loan size	$—	$22,013	$—	$—	$—
Multifamily (five or more units):
Loans originated:
Amount funded	$301,460	$275,027	$21,323	$1,750	$—
Number of loans	311	300	22	2	—
Average loan size	$969	$917	$969	$875	$—
Loans purchased:
Amount funded	$—	$53,990	$58,461	$46,439	$87,113
Number of loans	—	34	120	31	81
Average loan size	$—	$1,588	$487	$1,498	$1,075
Commercial real estate and land:
Loans originated:
Amount funded	$—	$2,255	$4,129	$—	$85
Number of loans	—	1	3	—	1
Average loan size	$—	$2,255	$1,376	$—	$85
Loans purchased:
Amount funded	$—	$5,897	$456	$—	$24,726
Number of loans	—	4	3	—	20
Average loan size	$—	$1,474	$152	$—	$1,236
Consumer—recreational vehicle and auto:
Loans originated:
Amount funded	$10	$—	$34	$3,772	$25,712
Number of loans	1	—	1	130	710
Average loan size	$10	$—	$34	$29	$36

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end for the last five years:

	At June 30,
	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans:
Single Family (one to four units)	$863,624	49.6%	$517,637	38.7%	$259,790	32.9%	$165,405	26.3%	$165,473	26.2%
Home equity	29,167	1.7%	36,424	2.7%	22,575	2.9%	32,345	5.1%	41,977	6.6%
Multifamily (five units or more)	687,661	39.5%	647,381	48.4%	370,469	46.9%	326,938	52.0%	330,778	52.2%
Commercial real estate and land loans	35,174	2.0%	37,985	2.8%	33,553	4.3%	30,002	4.8%	33,731	5.3%
Consumer—Recreational vehicle	24,324	1.4%	30,406	2.3%	39,842	5.0%	50,056	8.0%	56,968	9.0%
Commercial secured and Other	100,549	5.8%	66,582	5.1%	62,875	8.0%	23,872	3.8%	4,439	0.7%
Total loans held for investment	1,740,499	100.0%	1,336,415	100.0%	789,104	100.0%	628,618	100.0%	633,366	100.0%
Allowance for loan losses	(9,636)		(7,419)		(5,893)		(4,754)		(2,710)
Unamortized premiums/discounts, net of deferred loan fees	(10,300)		(3,895)		(8,312)		(8,401)		757
Net loans held for investment	$1,720,563		$1,325,101		$774,899		$615,463		$631,413

The following table sets forth the amount of loans maturing in our total loans held for investment based on the contractual terms to maturity:

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
June 30, 2012	$172	$5,601	$97,694	$1,637,032	$1,740,499

The following table sets forth the amount of our loans at June 30, 2012 that are due after June 30, 2013 and indicates whether they have fixed, floating or adjustable interest rate loans:

(Dollars in thousands)	Fixed	Floating or Adjustable	Total
Single family (one to four units)	$99,116	$764,338	$863,454
Home equity	28,021	1,106	29,127
Multifamily (five units or more)	35,752	650,893	686,645
Commercial real estate and land	6,206	27,187	33,393
Consumer—recreational vehicle	24,300	—	24,300
Commercial secured and Other	97,807	—	97,807
Total	$291,202	$1,443,524	$1,734,726

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2012
	Percent of Loan Principal Secured by Real Estate Located in State
State	Total Real Estate Loans	Single Family	Home Equity	Multifamily	Commercial and Land
California-south [1]	42.30%	42.43%	13.05%	43.97%	13.11%
California-north[2]	13.14%	13.67%	11.19%	12.36%	17.05%
Texas	5.28%	1.52%	—%	9.10%	16.64%
Washington	3.83%	2.24%	5.13%	5.27%	11.34%
New York	6.93%	10.41%	4.38%	2.69%	12.71%
Arizona	4.05%	4.76%	9.07%	3.36%	0.26%
Florida	3.80%	4.58%	12.13%	2.97%	—%
Colorado	2.52%	3.63%	1.52%	1.14%	4.82%
Utah	1.29%	1.94%	0.69%	0.36%	5.06%
Illinois	1.38%	1.32%	4.73%	1.46%	—%
All other states	15.48%	13.50%	38.11%	17.32%	19.01%
	100.00%	100.00%	100.00%	100.00%	100.00%
1 Consists of loans secured by real property in California with zip code ranges from 90000 to 92999.
2 Consists of loans secured by real property in California with zip code ranges from 93000 to 96999.

The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio or LTV. The following table shows the LTVs of our loan portfolio on weighted average and median bases at June 30, 2012. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan at the time of the funding or, for certain purchased seasoned loans, an adjusted appraised value based upon an independent review at the time of the purchase.

	Total Real Estate Loans	Single Family	Home Equity[1]	Multifamily	Commercial and Land
Weighted Average LTV	54.05%	53.56%	57.56%	54.47%	45.76%
Median LTV	52.74%	52.43%	58.53%	50.75%	44.03%
1 Amounts represent combined loan to value calculated by adding the current balances of both the 1st and 2nd liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.

We believe our weighted average LTV of 54.05%, at origination has resulted and will continue to result in the future, in lower average loan defaults and write-offs when compared to the real estate loan portfolios of other banks.

Lending Activities. The following table summarizes the volumes of loans originated, purchased, sold and repaid by loan group for each the last five fiscal years:

	For the Fiscal Years Ended June 30,
(Dollars in thousands)	2012	2011	2010	2009	2008
Loans Held for Sale:
Residential mortgages:
Beginning balance	$20,110	$5,511	$3,190	$—	$—
Loan originations	664,662	216,868	114,842	83,741	516
Proceeds from sale of loans held for sale	(624,013)	(206,955)	(114,215)	(81,932)	(518)
Gains on sales of loans held for sale	17,523	4,337	1,694	1,381	2
Other	899	349	—	—	—
Ending balance	$79,181	$20,110	$5,511	$3,190	$—

Loan Portfolio:
Single family (one to four units):
Beginning balance	$517,637	$259,790	$165,405	$165,473	$104,960
Loan originations	439,625	301,765	12,815	305	—
Loan purchases	—	43,440	126,446	22,036	95,667
Loans transferred to Held for Sale	49,737	(6,911)	—	—	—

Principal repayments	(140,634)	(77,208)	(41,825)	(20,012)	(34,726)
Foreclosure and charge-offs	(2,741)	(3,239)	(3,051)	(2,397)	(428)
Ending balance	$863,624	$517,637	$259,790	$165,405	$165,473
Home equity:
Beginning balance	$36,424	$22,575	$32,345	$41,977	$18,815
Loan originations	—	—	—	7,363	34,761
Loan purchases	—	22,013	—	—	—
Principal repayments	(6,882)	(8,060)	(9,653)	(16,681)	(11,599)
Foreclosure and charge-offs	(375)	(104)	(117)	(314)	—
Ending balance	$29,167	$36,424	$22,575	$32,345	$41,977
Multifamily (five units or more):
Beginning balance	$647,381	$370,469	$326,938	$330,778	$325,880
Loan originations	162,816	275,027	21,323	1,750	—
Loan purchases	—	53,990	58,461	46,439	87,113
Loans transferred to Held for Sale	(46,066)	—	—	—	—
Principal repayments	(74,625)	(43,614)	(34,210)	(48,535)	(82,115)
Foreclosure and charge-offs	(1,845)	(8,491)	(2,043)	(3,494)	(100)
Ending balance	$687,661	$647,381	$370,469	$326,938	$330,778
Commercial real estate and land:
Beginning balance	$37,985	$33,553	$30,002	$33,731	$11,256
Loan originations	—	2,547	4,129	—	85
Loan purchases	—	5,897	456	—	24,726
Principal repayments	(2,437)	(4,012)	(1,034)	(1,320)	(2,336)
Foreclosure and charge-offs	(374)	—	—	(2,409)	—
Ending balance	$35,174	$37,985	$33,553	$30,002	$33,731
Consumer—recreational vehicle and auto:
Beginning balance	$30,406	$39,842	$50,056	$56,968	$42,327
Loan originations	10	—	34	3,772	25,712
Principal repayments	(3,809)	(4,625)	(5,468)	(7,662)	(10,617)
Repossession and charge-offs	(2,283)	(4,811)	(4,780)	(3,022)	(454)
Ending balance	$24,324	$30,406	$39,842	$50,056	$56,968
Commercial secured and Other:
Beginning balance	$66,582	$62,875	$23,872	$4,439	$981
Loan originations	139,802	29,562	36,401	19,980	4,330
Loan purchases	—	—	4,200	—	—
Principal repayments	(105,828)	(25,829)	(1,598)	(534)	(866)
Charge-offs	(7)	(26)	—	(13)	(6)
Ending balance	$100,549	$66,582	$62,875	$23,872	$4,439
TOTAL LOANS HELD FOR INVESTMENT	$1,740,499	$1,336,415	$789,104	$628,618	$633,366
Allowance for loan losses	(9,636)	(7,419)	(5,893)	(4,754)	(2,710)
Unamortized premiums, unaccreted discounts, net of deferred loan fees	(10,300)	(3,895)	(8,312)	(8,401)	757
NET LOANS	$1,720,563	$1,325,101	$774,899	$615,463	$631,413

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

Lending Limits. As a savings association, we are generally subject to the same lending limit rules applicable to national banks. With limited exceptions, the maximum amount that we may lend to any borrower, including related entities of the borrower, at any one time may not exceed 15% of our unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. We are additionally authorized to make loans to one borrower in an amount not to exceed the lesser of $30.0 million or 30% of our unimpaired capital and surplus for the purpose of developing residential housing, if certain specified conditions are met. See “Regulation of BofI Federal Bank.”

At June 30, 2012, the Bank’s loans-to-one-borrower limit was $31.0 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2012, no single loan was larger than a $20.0 million line of credit, with an outstanding balance of $18.8 million drawn on the line, and our largest single lending relationship had an outstanding balance of $18.8 million.

Loan Quality and Credit Risk. After eight years of operating the Bank, we experienced our first mortgage loan foreclosure and consumer loan charge-off during fiscal 2008. Our loan charge-offs increased in fiscal 2009 and 2010. In fiscal 2012 and 2011, our charge-offs as a percentage of our average loan portfolio balance were 0.35% and 0.45%, respectively. We believe that our level of non-performing loans as a percentage of our loan portfolio is below the level of non-performing loans currently found at most banks with significant residential real estate lending portfolios. The economy and the mortgage and consumer credit markets have shown signs of stabilizing, but unemployment remains high. We expect additional loans to default or become non-performing and we provide an allowance for estimated loan losses. Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof. Generally, non-performing loans are defined as nonaccrual loans and loans 90 days or more overdue. Troubled debt restructurings (TDRs) are defined as loans that we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal or interest payments. Our policy with respect to non-performing assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans past due 90 days or more, unless the individual borrower circumstances dictate otherwise.

See Management’s Discussion and Analysis — “Asset Quality and Allowance for Loan Loss” for a history of non-performing assets and allowance for loan loss.

Investment Securities Portfolio

We invest available funds in high-grade mortgage-backed securities, fixed income securities and preferred securities of government-sponsored entities. Because risk-adjusted returns available on investment securities may exceed returns available through our origination channels, we may elect to purchase more securities from time to time. Our investment policy, as established by our board of directors, is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or portfolio asset concentration risk. Under our investment policy, we are currently authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency mortgage-backed obligations, specific federal agency obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments. We also buy and sell securities to facilitate liquidity and to help manage our interest rate risk.

We classify each investment security according to our intent to hold the security to maturity, trade the security at fair value or make the security available-for-sale. We increased our purchases of mortgage-backed securities in fiscal 2005 through 2010 because we believed the mortgage-backed securities provided better risk adjusted yields than certain single family whole loan originations or whole loan pools. During fiscal 2008 and 2009, we sold U.S. agency mortgage-backed securities and replaced them with better risk adjusted non-agency securities.

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

(Dollars in thousands)	Available-for-Sale	Held-to-maturity	Trading
Fiscal year end	Fair Value	Carrying Amount	Fair Value	Total
June 30, 2012	$164,159	$313,032	$5,838	$483,029
June 30, 2011	145,671	370,626	5,053	521,350
June 30, 2010	242,430	320,807	4,402	567,639
June 30, 2009	265,807	350,898	5,445	622,150
June 30, 2008	209,119	300,895	—	510,014

The expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our other debt securities and the weighted average yield for each range of maturities at June 30, 2012 were:

	For the Fiscal Year Ended June 30, 2012
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-Backed Securities (RMBS):
U.S. Agency[2]	$56,456	2.11%	$2,727	2.07%	$10,766	2.04%	$12,991	1.98%	$29,972	2.19%
Non-Agency[3]	$75,755	8.92%	$24,511	8.04%	$27,006	8.84%	$13,594	9.25%	$10,644	10.72%
Total Mortgage-Backed Securities	$132,211	6.01%	$27,238	7.45%	$37,772	6.90%	$26,585	5.70%	$40,616	4.42%
Other Debt Securities
Agency	$10,033	0.41%	$2,699	0.41%	$7,334	0.41%	$—	—%	$—	—%
Non-Agency	$7,444	1.93%	$3,097	2.29%	$4,347	1.67%	$—	—%	$—	—%
Municipal	$5,749	2.22%	$5,749	2.22%	$—	—%	$—	—%	$—	—%
Total Other Debt Securities	$23,226	1.34%	$11,545	1.82%	$11,681	0.88%	$—	—%	$—	—%
Available-for-sale—Amortized Cost	$155,437	5.31%	$38,783	5.77%	$49,453	5.48%	$26,585	5.70%	$40,616	4.42%
Available-for-sale—Fair Value	$164,159	5.31%	$39,930	5.77%	$52,292	5.48%	$28,601	5.70%	$43,336	4.42%
Held-to-maturity
Mortgage-backed securities (RMBS):
U.S. Agency[2]	$67,037	3.74%	$2,513	3.30%	$9,671	3.31%	$11,041	3.33%	$43,812	3.97%
Non-Agency[3]	$209,804	6.65%	$31,576	7.14%	$69,732	7.10%	$34,978	6.45%	$73,518	6.12%
Total Mortgage-Backed Securities	$276,841	5.95%	$34,089	6.86%	$79,403	6.64%	$46,019	5.70%	$117,330	5.32%
Other Debt Securities:
Municipal	$36,191	6.16%	$—	—%	$108	6.17%	$1,791	6.55%	$34,292	6.14%
Total Other Debt Securities	$36,191	6.16%	$—	—%	$108	6.17%	$1,791	6.55%	$34,292	6.14%
Held-to-Maturity—Carrying Value	$313,032	5.97%	$34,089	6.86%	$79,511	6.64%	$47,810	5.73%	$151,622	5.50%
Held-to-Maturity—Fair Value	$318,252	5.97%	$34,164	6.86%	$80,820	6.64%	$48,903	5.73%	$154,365	5.50%
Trading
Non-Agency—Fair Value[4]	$5,838	6.92%	$—	—%	$—	—%	$—	—%	$5,838	6.92%
Total securities	$483,029	5.76%	$74,019	6.27%	$131,803	6.18%	$76,411	5.72%	$200,796	5.31%
1 Weighted average yield is based on amortized cost of the securities. Residential mortgage-backed security (RMBS) yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curve.
2 U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginny Mae.
3 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities and secured by prime, Alt A or pay-option ARM mortgages.
4 Collateralized debt obligations secured by pools of bank trust preferred.

Our securities portfolio of $483.0 million at June 30, 2012 is composed of approximately 28.0% U.S. agency residential mortgage-backed securities (RMBS) and other debt securities issued by GSEs, primarily Freddie Mac and Fannie Mae; 2.6% Prime private-issue super senior, first-lien RMBS; 11.9% Alt-A, private-issue super senior, first-lien RMBS; 35.8% Pay-Option ARM, private-issue super senior first-lien RMBS; 8.6% Municipal securities and 13.1% other residential mortgage-backed, asset-backed and bank pooled trust preferred securities. We had no commercial mortgage-backed securities (CMBS) or Subprime RMBS at June 30, 2012.

We manage the credit risk of our non-agency RMBS by purchasing those AAA securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency RMBS are super senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percent of the current face value) is known as credit enhancement. At June 30, 2012, the weighted-average credit enhancement in our entire non-agency RMBS portfolio was 35.5%. The credit enhancement levels for our Alt-A and Pay-option ARM portions of the portfolio were 55.2% and 27.8%, respectively. The credit enhancement percent and the rating agency grade (e.g., “AA”) do not consider the additional credit protection available to the Bank (if needed) from its purchase price discounts. We have experienced RMBS personnel monitor the performance and measure the securities for impairment. The rating agency grade does not completely reflect the probability of impairment. The credit enhancement level when you consider the remaining purchase discount at June 30, 2012 equals 40.1% for approximately 57.0% of our securities that have been downgraded from their respective AAA ratings at acquisition to below investment grade. Substantially all of those securities that were downgraded were included in our Bank of Internet Re-securitization Trust (BIRT) which restructured their discounts into a new series of securities that can be pledged by the Bank for liquidity. For financial reporting purposes, the BIRT securities are not reflected in the consolidated financial statements of the Company. The underlying securities in the BIRT Trust are reported in the Company’s consolidated financial statements and the BIRT securities are eliminated in consolidation. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”

The following table sets forth changes in our securities portfolio for each of the last five fiscal years:

(Dollars in thousands)	2012	2011	2010	2009	2008
Securities at beginning of period[1]	$521,350	$567,639	$622,150	$510,014	$357,970
Purchases	78,367	284,033	223,754	310,559	493,183
Sales	—	(14,103)	(14,081)	(95,297)	(210,618)
Repayments, prepayments and amortization of premium/accretion of discounts	(107,232)	(306,971)	(260,451)	(97,625)	(132,661)
Trading securities mark-to-market	785	651	(1,039)	(2,055)	—
Transition impact of adopting SFAS 159	—	—	—	(3,504)	—
Impairment charged to the income statement	(2,803)	(1,541)	(6,038)	(1,454)	(1,000)
(Decrease) increase in unrealized gains/losses on available-for-sale securities, net of impairment charged	(7,438)	(8,358)	3,344	1,512	3,140
Securities at end of period[1]	$483,029	$521,350	$567,639	$622,150	$510,014
1 Includes trading, available-for-sale and held-to-maturity portfolios.

DEPOSIT GENERATION

We offer a full line of deposit products we source through our branchless distribution channels using an operating platform and marketing strategies that emphasize low operating costs and are flexible and scalable for our business. Our full featured products, customer service and our affinity relationships result in customer accounts with strong retention characteristics.

At June 30, 2012, we had $1,615.1 million in deposits of which $678.8 million, or 43.8% were demand and savings accounts and $923.8 million, or 56.2% were time deposits. We generate deposit customer relationships through our retail distribution channels including online websites, financial advisory firms and lending businesses which generate escrow deposits and other operating funds. Our retail distribution channels include:

•
Multiple national online banking brands with tailored products targeted to specific consumer segments. For example, our Bank of Internet brand, America's Oldest and Most Trusted Internet Bank is designed for customers who are looking for full-featured demand accounts and very competitive fees and interest rates. We use traditional Internet marketing strategies and plan to add more brands addressing different consumer segments in the future.

•	Financial advisory firms who introduce their customers to our deposit products;

•	Relationship with affinity groups where we gain access to the affinity group's members;

•	BofI Federal's business banking division, which focuses on providing deposit products nationwide to industry verticals (e.g., apartment owners) through a business banking commissioned sales force;

•	A call center that opens accounts through self-generated internet leads, third-party purchase leads, and our retention and cross-sell efforts to our existing customer base.

Our online accounts are full-featured requiring only one sign-in with quick access to activity, statements and other features including:

◦	Purchase Rewards. Customers can earn cash back simply by using their VISA® Debit Card.

◦	Mobile Banking. Customers can review account balances, transfer funds and pay bills from the convenience of their mobile phone.

◦	Mobile Deposit. Deposit checks instantly using an iPhone or Android phone.

◦	FinanceWorksTM. A financial management solution that provides customers with a complete and easy way to budget.

◦	Online Bill Payment Service. Customers can pay their bills online automatically from their account.

◦	Popmoney. An easy and convenient way for customers to send and receive money through email or text messaging.

◦	My Deposit. A remote deposit solution that enables customers to scan checks from their computer and have the scanned images electronically transmitted for deposit directly to their account.

◦	Text Message Banking. Customers can view their account balances and transactions as well as transfer fund funds between their accounts and set up alerts using their mobile phone.

◦	Unlimited ATM reimbursements. With our Rewards Checking account customers are reimbursed for any fees incurred using the ATM (excludes international ATM transactions).

◦	Secure Email. Customers can send and receive secure email without concern for the security of their information.

◦	InterBank Transfer. Customers can transfer money to accounts they own at other financial institutions.

◦
ATM Cards or VISA® Debit Cards. Each customer may choose to receive a free ATM card or VISA® debit card upon opening an account. Customers can access their accounts at ATMs and any other locations worldwide that accept VISA® debit cards.

◦	Overdraft Protection. Overdraft protection, in the form of an overdraft line of credit, is available to all checking account customers who request this service and qualify.

Our deposit operations are conducted through a centralized, scalable operating platform which supports all of our distribution channels. The integrated nature of our systems and our ability to efficiently scale our operations create competitive advantages that support our value proposition to customers. Additionally, the features described above such as online account opening and online bill-pay promote self-service and further reduce our operating expenses.
We believe our deposit franchise will continue to provide lower all-in funding costs with greater scalability than branch-intensive banking models because the traditional branch model with high fixed operating costs will experience continued declines in consumer traffic due to the decline in paper check deposits and due to growing consumer preferences to bank online.

The number of deposit accounts at the end of each of the last five fiscal years is set forth below:

	At June 30,
	2012	2011	2010	2009	2008
Checking and savings accounts	19,931	16,105	17,192	10,685	9,415
Time deposits	12,341	16,793	10,554	12,757	15,490
Total number of deposit accounts	32,272	32,898	27,746	23,442	24,905

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each of the last five fiscal years:

	At June 30,
	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$12,439	—	$7,369	—	$5,441	—	$3,509	—	$5,509	—
Interest-bearing:
Demand	94,888	0.52%	76,793	0.75%	63,962	0.85%	59,151	1.22%	61,616	3.22%
Savings	583,955	0.72%	268,384	0.93%	358,293	0.91%	192,781	1.94%	56,202	3.38%
Total demand and savings	678,843	0.69%	345,177	0.89%	422,255	0.90%	251,932	1.77%	117,818	3.30%
Time deposits:
Under $100	224,140	1.85%	337,937	2.24%	200,859	3.23%	191,021	4.39%	268,747	4.84%
$100 or more	699,666	1.75%	649,842	2.15%	339,625	2.95%	202,062	3.85%	178,630	4.91%
Total time deposits	923,806	1.78%	987,779	2.18%	540,484	3.05%	393,083	4.11%	447,377	4.87%
Total interest-bearing	1,602,649	1.32%	1,332,956	1.85%	962,739	2.11%	645,015	3.20%	565,195	4.54%
Total deposits	$1,615,088	1.31%	$1,340,325	1.84%	$968,180	2.10%	$648,524	3.18%	$570,704	4.50%
1 Based on weighted average stated interest rates at the end of the period.

The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit at the end of each of the last five fiscal years:

At June 30,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$74,044	$593	0.81%	$61,181	$488	0.80%	$57,779	$595	1.03%
Savings	430,791	3,795	0.88%	283,783	2,508	0.92%	389,526	5,779	1.48%
Time deposits	1,003,728	20,500	2.04%	776,638	19,280	2.48%	413,999	14,880	3.59%
Total interest-bearing deposits	$1,508,563	$24,888	1.65%	$1,121,602	$22,276	2.01%	$861,304	$21,254	2.47%
Total deposits	$1,522,359	$24,888	1.63%	$1,127,415	$22,276	2.00%	$866,837	$21,254	2.45%

At June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$70,882	$1,722	2.43%	$47,405	$1,670	3.52%
Savings	115,427	2,861	2.48%	28,623	1,056	3.69%
Time deposits	433,410	19,400	4.48%	506,761	25,632	5.06%
Total interest-bearing deposits	$619,719	$23,983	3.87%	$582,789	$28,358	4.87%
Total deposits	$623,889	$23,983	3.84%	$585,933	$28,358	4.84%

The following table shows the maturity dates of our certificates of deposit at the end of each of the last five fiscal years:

At June 30,
(Dollars in thousands)	2012	2011	2010	2009	2008
Within 12 months	$482,615	$568,827	$259,026	$237,920	$233,767
13 to 24 months	128,149	184,029	106,733	49,796	81,156
25 to 36 months	97,238	66,541	52,174	64,743	33,343
37 to 48 months	47,388	33,500	11,922	38,559	61,744
49 months and thereafter	168,416	134,882	110,629	2,065	37,367
Total	$923,806	$987,779	$540,484	$393,083	$447,377

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at the end of each of the last five fiscal years:

	Term to Maturity
(Dollars in thousands)	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Time deposits with balances of $100,000 or more at June 30,
2012	$144,621	$93,502	$90,947	$370,596	$699,666
2011	$41,322	$144,907	$161,940	$301,673	$649,842
2010	$13,213	$84,823	$48,624	$192,965	$339,625
2009	$30,256	$49,126	$57,527	$65,153	$202,062
2008	$29,916	$26,919	$34,284	$87,511	$178,630

Borrowings. In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank of San Francisco (FHLB). Our bank can borrow up to 40.0% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2012, the Company had $451.6 million available immediately and an additional $38.1 million available with additional collateral, for advances from the FHLB for terms up to ten years.

The Bank has federal funds lines of credit with two major banks totaling $20.0 million. At June 30, 2012, the Bank had no outstanding balance on either line.

The Bank can also borrow from the Federal Reserve Bank of San Francisco (FRB), and borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2012, we had a total borrowing capacity of approximately $74.2 million, none of which was outstanding. The Bank has additional unencumbered collateral that could be pledged to the FRB Discount Window to increase borrowing liquidity.

The Company has sold securities under various agreements to repurchase for total proceeds of $120.0 million. The repurchase agreements have fixed interest rates between 3.24% and 4.75% and scheduled maturities between October 2012 and December 2017. Pursuant to these agreements, under certain conditions, the Company may be required to repay the $120.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. As of June 30, 2012, the weighted-average remaining contractual maturity period was 2.22 years and the weighted average remaining period before such repurchase agreements could be called was 0.23 years.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 2.87% at June 30, 2012, and is paid quarterly.

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the last five fiscal years:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2012	2011	2010	2009	2008
Advances from the FHLB[1]:
Average balance outstanding	$333,866	$226,005	$199,288	$333,327	$270,022
Maximum amount outstanding at any month-end during the period	422,000	309,000	225,988	392,973	398,966
Balance outstanding at end of period	422,000	305,000	182,999	262,984	398,966
Average interest rate at end of period	1.42%	2.07%	3.59%	3.34%	3.77%
Average interest rate during period	1.78%	2.77%	3.88%	3.42%	4.23%
Securities sold under agreements to repurchase:
Average balance outstanding	$125,820	$130,000	$130,000	$130,000	$118,497
Maximum amount outstanding at any month-end during the period	130,000	130,000	130,000	130,000	130,000
Balance outstanding at end of period	120,000	130,000	130,000	130,000	130,000
Average interest rate at end of period	4.34%	4.35%	4.35%	4.32%	4.23%
Average interest rate during period	4.41%	4.41%	4.40%	4.37%	4.34%
Federal Reserve Discount Window borrowing
Average balance outstanding	$—	$—	$38,986	$38,524	$—
Maximum amount outstanding at any month-end during the period	—	—	140,000	160,000	—
Balance outstanding at end of period	—	—	—	160,000	—
Average interest rate at end of period	—	—	—	—	—
Average interest rate during period	—	—	0.25%	—	—
Junior subordinated debentures:
Average balance outstanding	$5,155	$5,155	$5,155	$5,155	$5,155
Maximum amount outstanding at any month-end during the period	5,155	5,155	5,155	5,155	5,155
Balance outstanding at end of period	5,155	5,155	5,155	5,155	5,155
Average interest rate at end of period	2.87%	2.66%	2.88%	3.06%	5.04%
Average interest rate during period	2.89%	2.85%	2.91%	4.60%	7.16%
1 Advances from the FHLB have been reduced by debt issue costs of $0, $1, $15, $18 and $74 for the fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2008, respectively.

TECHNOLOGY

We have purchased, customized and developed software systems to provide products and services to our customers. Most of our key customer interfaces were designed by us specifically to address the needs of an Internet-only bank and its customers. Our website and deposit origination and servicing (DOS) software drives our customer self-service model, reducing the need for human interaction while increasing our overall operating efficiencies. Our DOS software enables us to collect customer data over our websites, which is automatically uploaded into our databases. The DOS databases drive our workflow processes by automatically linking to third-party processors and storing all customer contract and correspondence data, including emails, hard copy images and telephone notes. We intend to continue to improve our systems and implement new systems, with the goal of providing for increased transaction capacity without materially increasing personnel costs.

SECURITY

BofI Federal Bank recognizes that information is a critical asset.  How information is managed, controlled and protected has a significant impact on the delivery of services.  Information assets, including those held in trust, must be protected from unauthorized use, disclosure, theft, loss, destruction and alteration.

BofI Federal Bank employs an information security process to achieve its security objectives. The process is designed to identify, measure, manage and control the risks to system and data availability, integrity, and confidentiality, and to ensure accountability for system actions.

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

EMPLOYEES

At June 30, 2012, we had 230 full time employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory.

COMPETITION

The market for banking and financial services is intensely competitive, and we expect competition to continue to intensify in the future. The Bank attracts deposits through its branchless acquisition channels. Competition for those deposits comes from a wide variety of other banks, savings institutions, and credit unions. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates.

In real estate lending, we compete against traditional real estate lenders, including large and small savings banks, commercial banks, mortgage bankers and mortgage brokers. Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources and are capable of providing strong price and customer service competition. In order to compete profitably, we may need to reduce the rates we offer on loans and investments and increase the rates we offer on deposits, which may adversely affect our overall financial condition and earnings. We may not be able to compete successfully against current and future competitors.

REGULATION

GENERAL

BofI Holding, Inc. (the “Company”) is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve. The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC") as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, the Office of Thrift Supervision (“OTS”) was abolished as of July 21, 2011, and its rights and duties transferred to the Federal Reserve as to savings and loan holding companies, and to the OCC as to savings banks. Therefore, as of that date (the “Transfer Date”), the Company became subject to regulation by the Federal Reserve rather than the OTS, and the Bank became subject to regulation by the OCC rather than the OTS. The Dodd-Frank Act also created a new Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Federal Reserve, to begin operations on the Transfer Date. The CFPB has broad authority to issue regulations implementing numerous consumer laws, and we will be subject to those regulations.

The regulation of savings and loan holding companies and savings associations is intended primarily for the protection of depositors and not for the benefit of our stockholders. The following information describes aspects of the material laws and regulations applicable to the Company and the Bank. The information below does not purport to be complete and is qualified in its entirety by reference to all applicable laws and regulations. In addition, new and amended legislation, rules and regulations governing the Company and the Bank are introduced from time to time by the U.S. government and its various agencies. Any such legislation, regulatory changes or amendments could adversely affect the Company or the Bank, and no assurance can be given as to whether, or in what form, any such changes may occur.

REGULATION OF BOFI HOLDING, INC.

General. BofI Holding, Inc. (the “Company”) is a unitary savings and loan holding company within the meaning of the Home Owner's Loan Act (“HOLA”). Accordingly, the Company is registered with the Federal Reserve and is subject to Federal Reserve's regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

As noted above, pursuant to the Dodd-Frank Act, the Federal Reserve assumed responsibility for the primary supervision and regulation of all savings and loan holding companies, including the Company, on July 21, 2011. Given the extensive transfer of former OTS authority to multiple agencies, the Dodd-Frank Act requires the Federal Reserve to identify and publish in the Federal Register separate lists of the OTS regulations that the Federal Reserve will continue to enforce for savings and loan holding companies after the Transfer Date. In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of savings and loan holding companies, the Federal Reserve has published an interim final rule, which became effective on September 13, 2011. The interim final rule provides for the corresponding transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies, and implemented Regulation LL, which includes comprehensive new regulations governing the activities and operations of savings and loan holding companies and acquisitions of savings associations. The Federal Reserve's regulations supersede OTS regulations for purposes of Federal Reserve supervision and regulation of savings and loan holding companies.

Capital. Savings and loan holding companies are currently not subject to specific regulatory capital requirements. Pursuant to the Dodd-Frank Act, however, savings and loan holding companies will for the first time become subject to the same capital and activity requirements as those applicable to bank holding companies. All savings and loan holding companies generally have a five year phase-in period from the date of enactment of the Dodd-Frank Act to comply with the new capital requirements. Moreover, the Dodd-Frank Act requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Accordingly, such mandate eliminates the inclusion of certain instruments, such as trust preferred securities issued on or after May 19, 2010, from Tier 1 holding company capital.

In addition, the Federal Reserve has indicated that, together with the other federal banking agencies, it is currently reviewing consolidated capital requirements for all depository institutions and their holding companies pursuant to section 171 of the Dodd-Frank Act and the Basel Committee on Banking Supervision's “Basel III: A global regulatory framework for more resilient banks and banking systems” report (“Basel III”). It is expected that the Basel III notice of proposed rulemaking also would address any proposed application of Basel III-based requirements to savings and loan holding companies. When the rule-making process is complete, this definition will be changed to be more closely aligned to the definition of well-capitalized for bank holding companies.

Source of Strength. The Dodd-Frank Act extends the Federal Reserve “source of strength” doctrine to savings and loan holding companies. Such policy requires holding companies to act as a source of financial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of an institution's financial distress. The regulatory agencies must issue joint regulations implementing this policy.

Change of Control. The federal banking laws require that appropriate regulatory approvals must be obtained before an individual or company may take actions to “control” a bank or savings association. The definition of control found in the HOLA is similar to that found in the BHCA for bank holding companies. Both statutes apply a similar three-prong test for determining when a company controls a bank or savings association. Specifically, a company has control over either a bank or savings association if the company:

•	directly or indirectly or acting in concert with one or more persons, owns, controls, or has the power to vote 25% or more of the voting securities of a company;

•	controls in any manner the election of a majority of the directors (or any individual who performs similar functions in respect of any company, including a trustee under a trust) of the board; or

•	directly or indirectly exercises a controlling influence over the management or policies of the bank.

Regulation LL includes a specific definition of “control” similar to the statutory definition, with certain additional provisions. Additionally, Regulation LL modifies the regulations previously used by the OTS for purposes of determining when a company or natural person acquires control of a savings association or savings and loan holding company under the HOLA or the Change in Bank Control Act (“CBCA”). In light of the similarity between the statutes governing bank holding companies and savings and loan holding companies, the Federal Reserve has indicated that it intends to use its established rules and processes with respect to control determinations under HOLA and the CBCA to ensure consistency between equivalent statutes administered by the same agency. Overall, the indication of control used by the Federal Reserve under the BHCA to determine whether a company has a controlling influence over the management or policies of a banking organization (which for Federal Reserve purposes, will now include savings associations and savings and loan holding companies) are similar to the control factors found in the former OTS regulations. However, the OTS rules weighed these factors somewhat differently and used a different review process designed to be more mechanical.

Furthermore, the Federal Reserve may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

REGULATION OF BOFI FEDERAL BANK

General. As a federally-chartered savings and loan association whose deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”), BofI Federal Bank is subject to extensive regulation by the FDIC and, as of the Transfer Date, the OCC. Under the Dodd-Frank Act, the examination, regulation and supervision of savings associations, such as BofI Federal Bank, were transferred from the OTS to the OCC, the federal regulator of national banks under the National Bank Act. The following discussion summarizes some of the principal areas of regulation applicable to the Bank and its operations.

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

BofI Federal Bank is a member depository institution of the FDIC and its deposits are insured by the DIF up to the applicable limits, which are backed by the full faith and credit of the U. S. Government. Effective with the passing of the Dodd-Frank Act, the basic deposit insurance limit was permanently raised to $250,000, instead of the $100,000 limit previously in effect.

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

Under OCC regulations, an institution is “well-capitalized” if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OCC to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). OCC regulations also establish three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2012, BofI Federal Bank met the capital requirements of a “well-capitalized” institution under applicable OCC regulations.

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

If the OCC determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OCC may, if the institution is well-capitalized, reclassify it as adequately capitalized. If the institution is adequately capitalized, but not well-capitalized, the OCC may require it to comply with restrictions applicable to undercapitalized institutions. If the institution is undercapitalized, the OCC may require it to comply with restrictions applicable to significantly undercapitalized institutions. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized without the express permission of the institution’s primary regulator.

Capital regulations applicable to savings associations such as the Bank also require savings associations to meet three additional capital standards:

•	Tangible capital equal to at least 1.5% of total adjusted assets;

•	Leverage capital (core capital) equal to 4.0% of total adjusted assets; and

•	Risk-based capital equal to 8.0% of total risk-weighted assets.

These capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. BofI Federal Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the “Code”. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2012, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2012, BofI Federal Bank was in compliance with the applicable liquidity standard.

Transactions with Related Parties. The authority of the Bank to engage in transactions with “affiliates” (i.e., any company that controls or is under common control with it, including the Company and any non-depository institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of a savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

•	Be required to file an application and await approval from the OCC before it makes a capital distribution;

•	Be required to file a notice 30 days before the capital distribution; or

•	Be permitted to make the capital distribution without notice or application to the OCC.

Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OCC, other federal regulatory agencies or the Department of Justice, taking enforcement actions against the institution. To the best of our knowledge, BofI Federal Bank is in full compliance with each of the Community Reinvestment Act, the Equal Credit Opportunity Act and the Fair Housing Act and we do not anticipate the Bank becoming the subject of any enforcement actions.

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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At June 30, 2012, the Bank was in compliance with these requirements.

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

Consumer Laws and Regulations. The Dodd-Frank Act established the Bureau of Consumer Financial Protection (“BCFP”) in order to regulate any person who offers or provides personal, family or household financial products or services. The BCFP is an independent “watchdog” within the Federal Reserve System to enforce and create “Federal consumer financial laws.” Banks as well as nonbanks are subject to any rule, regulation or guideline created by the BCFP. The only authority the Federal Reserve has over the BCFP is the authority to delegate examinations regarding compliance with “Federal consumer financial laws.” Except for the power of the Federal Reserve to reject any rules of the BCFP in extremely limited situations, the BCFP may promulgate any consumer financial rule or guideline, and exempt whomever it wants therefrom. If a court interprets a BCFP regulation or guideline, a court may only consider the BCFP’s interpretation of the rule or guideline. Subject to certain limited exemptions, persons subject to the BCFP include anyone who offers or provides consumer financial products or services, including banks, savings associations, credit unions, mortgage brokers, debt collectors and consumer credit reporting agencies. The apparent goal is to have only one agency in charge of protecting consumers by overseeing the application and implementation of “Federal consumer financial laws,” which includes (i) rules, orders and guidelines of the BCFP, (ii) all consumer financial protection functions, powers and duties transferred from other federal agencies, such as the Federal Reserve, the OCC, the FDIC, the Federal Trade Commission, and the Department of Housing and Urban Development, and (iii) a long list of consumer financial protection laws enumerated in the Dodd-Frank Act, such as the Electronic Fund Transfer Act, the Consumer Leasing Act of 1976, the Alternative Mortgage Transaction Parity Act of 1982, the Equal Credit Opportunity Act, the Expedited Funds Availability Act, the Truth in Lending Act and the Truth in Savings Act, among many others. The BCFP has broad examination and enforcement authority, including the power to issue subpoenas and cease and desist orders, commence civil actions, hold investigations and hearings and seek civil penalties, as well as the authority to regulate disclosures, mandate registration of any covered person and to regulate what it considers unfair, deceptive, abusive practices.

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

AVAILABLE INFORMATION

BofI Holding, Inc. files reports, proxy and information statements and other information electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's website site address is http://www.sec.gov. Our web site address is http://www.bofiholding.com, and we make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website free of charge.

ITEM 1A. RISK FACTORS
See the discussion under “Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Our Performance,” which is incorporated herein by reference into this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices, which also serve as our bank’s main office and branch, are located at 12777 High Bluff Drive, Suite 100, San Diego, California 92130, and our telephone number is (858) 764-6597. This facility occupies a total of approximately 31,929 square feet under a lease that expires October 31, 2012.

ITEM 3. LEGAL PROCEEDINGS
We may from time to time become a party to legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, lawsuit or claim.

ITEM 4. MINE SAFETY DISCLOSURES

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on the NASDAQ National Global Select Market on March 15, 2005 under the symbol “BOFI.” There were 11,545,895 shares of common stock outstanding held by approximately 2,804 registered owners as of August 26, 2012. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter during the last two fiscal years. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is Computershare.

	BofI Holding, Inc. Common Stock Price Per Share
Quarter ended:	High	Low
June 30, 2010	$18.23	$14.12
September 30, 2010	$16.79	$11.15
December 31, 2010	$15.97	$11.93
March 31, 2011	$15.98	$14.77
June 30, 2011	$16.80	$13.83
September 30, 2011	$15.20	$11.46
December 31, 2011	$16.70	$12.56
March 31, 2012	$17.61	$15.48
June 30, 2012	$19.93	$16.96

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

During 2011 we issued an aggregate of 20,182 shares of 6.0% Series B Non-cumulative Perpetual Convertible Preferred Stock (the “Series B preferred stock”). The holders of record of Series B preferred stock are entitled to receive annual dividends at the rate of six percent (6%) of the stated value per share, which is $1,000 per share. Dividends on the Series B preferred stock do not accrue and are payable quarterly. Dividends on the preferred stock must be paid prior and in preference to any declaration or payment of any distribution on any outstanding shares of junior stock, including our common stock. On August 31, 2012, the Company announced that it will mandatorily convert all outstanding shares of Series B preferred stock into common stock of the Company, effective on September 11, 2012.

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

ISSUER PURCHASES OF EQUITY SECURITIES
Stock Repurchases. On June 30, 2005, our board of directors approved a common stock buyback program to purchase up to 5% of BofI outstanding common shares. The buyback program became effective on August 23, 2005 with no termination date. Prior to July 1, 2008, a total of 319,500 shares of BofI were purchased under the June 2005 buyback program. On November 21, 2008 the board of directors approved an expansion of our common stock buyback program to purchase up to an additional 500,000 shares of our 10.2 million outstanding common shares if and when the opportunity arises. The increased authorization was effective immediately with no termination date. The program authorizes BofI to buy back common stock at its discretion, subject to market conditions. During the fiscal year ended June 30, 2012, no additional shares of BofI common stock were purchased under this program.

Net Settlement of Restricted Stock Awards. Effective November 2007, the stockholders of the Company approved an amendment to the 2004 Stock Incentive Plan, which among other changes permitted net settlement of restricted stock awards for purposes of payment of a grantee’s income tax obligation. During the fiscal year ended June 30, 2012, there were 93,411 restricted stock award shares which were retained by the Company and converted to cash at the average rate of $18.02 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the fourth fiscal quarter ending June 30, 2012. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Fiscal Year Ended June 30, 2012
July 1, 2011 to June 30, 2012	—	—	595,700	319,291
Ending Balance at June 30, 2012	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Ending Balance at March 31, 2012	148,925
April 1, 2012 to June 30, 2012	64,777
Ending Balance at June 30, 2012	213,702
Total Treasury Shares at June 30, 2012	809,402

SALE OF UNREGISTERED SECURITIES
During the fiscal year ended June 30, 2012, the Company did not sell any securities in transactions which were not registered under the Securities Act of 1933, as amended.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2012. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and units granted	(b) Weighted-average excercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	550,779	$11.73	964,309
Equity compensation plans not approved by security holders	—	—	N/A
Total	550,779	$11.73	964,309

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008
Selected Balance Sheet Data:
Total assets	$2,386,845	$1,940,087	$1,421,081	$1,302,208	$1,194,245
Loans, net of allowance for loan losses	1,720,563	1,325,101	774,899	615,463	631,413
Loans held for sale, at fair value	38,469	20,110	5,511	3,190	—
Loans held for sale, at cost	40,712	—	—	—	—
Allowance for loan losses	9,636	7,419	5,893	4,754	2,710
Securities—trading	5,838	5,053	4,402	5,445	—
Securities—available-for-sale	164,159	145,671	242,430	265,807	209,119
Securities—held-to-maturity	313,032	370,626	320,807	350,898	300,895
Total deposits	1,615,088	1,340,325	968,180	648,524	570,704
Securities sold under agreements to repurchase	120,000	130,000	130,000	130,000	130,000
Advances from the FHLB	422,000	305,000	182,999	262,984	398,966
Junior subordinated debentures and other borrowings	5,155	7,655	5,155	165,155	5,155
Total stockholders’ equity	206,620	147,766	129,808	88,939	83,082
Selected Income Statement Data:
Interest and dividend income	$115,733	$92,935	$85,572	$77,778	$63,301
Interest expense	36,545	34,422	34,953	41,419	45,281
Net interest income	79,188	58,513	50,619	36,359	18,020
Provision for loan losses	8,063	5,800	5,775	4,730	2,226
Net interest income after provision for loan losses	71,125	52,713	44,844	31,629	15,794
Non-interest income (loss)	16,370	7,993	8,316	(6,687)	1,379
Non-interest expense	37,958	26,534	17,283	12,894	10,162
Income before income tax expense	49,537	34,172	35,877	12,048	7,011
Income tax expense	20,061	13,593	14,749	4,906	2,815
Net income	$29,476	$20,579	$21,128	$7,142	$4,196
Net income attributable to common stock	$28,205	$20,270	$20,517	$6,452	$3,884
Per Share Data:
Net income:
Basic	$2.45	$1.88	$2.31	$0.78	$0.46
Diluted	$2.33	$1.87	$2.22	$0.77	$0.46
Book value per common share	$15.82	$13.67	$12.25	$9.79	$8.95
Tangible book value per common share	$15.82	$13.67	$12.25	$9.79	$8.95
Weighted average number of common shares outstanding:
Basic	11,489,190	10,763,571	8,869,453	8,284,938	8,388,172
Diluted	12,488,555	10,857,470	9,396,652	8,876,991	8,502,821
Common shares outstanding at end of period	11,512,536	10,436,332	10,184,975	8,082,768	8,299,563
Performance Ratios and Other Data:
Loan originations for investment	$732,826	$608,901	$74,702	$33,170	$64,888
Loan originations for sale	$664,622	$216,868	$114,842	$83,741	$516
Loan purchases	$—	$124,784	$185,812	$57,410	$205,067
Return on average assets	1.35%	1.26%	1.56%	0.59%	0.40%
Return on average common stockholders’ equity	16.95%	15.17%	21.17%	8.79%	5.41%
Interest rate spread [1]	3.55%	3.50%	3.64%	2.83%	1.40%
Net interest margin [2]	3.70%	3.67%	3.83%	3.04%	1.72%
Efficiency ratio [3]	39.72%	39.90%	29.33%	43.46%	52.40%
Capital Ratios:

Equity to assets at end of period	8.66%	7.62%	9.13%	6.83%	6.96%
Tier 1 leverage (core) capital to adjusted tangible assets [4]	8.62%	7.99%	8.79%	6.98%	7.09%
Tier 1 risk-based capital ratio [4]	13.69%	12.41%	14.56%	11.14%	13.95%
Total risk-based capital ratio [4]	14.32%	13.01%	15.25%	11.73%	14.40%
Tangible capital to tangible assets [4]	8.62%	7.99%	8.79%	6.98%	7.09%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.35%	0.45%	0.69%	0.43%	0.18%
Non-performing loans to total loans	0.98%	0.72%	1.48%	0.45%	0.66%
Non-performing assets to total assets	0.77%	0.99%	1.01%	0.65%	0.39%
Allowance for loan losses to total loans held for investment at end of period	0.55%	0.56%	0.75%	0.76%	0.43%
Allowance for loan losses to non-performing loans	56.28%	77.18%	50.35%	167.39%	65.29%
1 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
2 Net interest margin represents net interest income as a percentage of average interest-earning assets.
3 Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.
4 Reflects regulatory capital ratios of BofI Federal Bank only.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those expressed or implied in our forward-looking statements due to various important factors, including those set forth under “Factors that May Affect Our Performance” and elsewhere in this Form 10-K. The following discussion and analysis should be read together with the “Selected Financial Data” and consolidated financial statements, including the related notes included elsewhere in this Form 10-K.

OVERVIEW
Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with $2.4 billion in assets that provides innovative banking and lending products and services to approximately 40,000 customers through our scalable low cost distribution channels. BofI Holding, Inc.'s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 3000 Index.

Net income for the fiscal year ended June 30, 2012 was $29.5 million compared to $20.6 million and $21.1 million for the fiscal years ended June 30, 2011 and 2010, respectively. Net income attributable to common stockholders for the fiscal year ended June 30, 2012 was $28.2 million, or $2.33 per diluted share compared to $20.3 million, or $1.87 per diluted share and $20.5 million, or $2.22 per diluted share for the years ended June 30, 2011 and 2010, respectively. Growth in our interest earning assets, particularly the loan portfolio, was the primary driver of the increase in our net income between fiscal 2010 and fiscal 2012. Net income increased $8.9 million for the year ended June 30, 2012 compared to the year ended June 30, 2011.

We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings ("core earnings") which we believe provides useful information about the Bank's operating performance. Core earnings for the fiscal years ended June 30, 2012, 2011, and 2010 were $30.7 million, $19.7 million, and $17.6 million, respectively.

Below is a reconciliation of net income to core earnings:

	For the Fiscal Years Ended June 30,
(Dollars in Thousands)	2012	2011	2010
Net Income	$29,476	$20,579	$21,128
Realized securities gains	—	(2,420)	(13,037)
Unrealized securities losses	2,018	890	7,077
Tax provision	(817)	609	2,450
Core Earnings	$30,677	$19,658	$17,618

Net interest income for the year ended June 30, 2012 was $79.2 million compared to $58.5 million and $50.6 million for the years ended June 30, 2011 and 2010, respectively. The increase was primarily due to growth in our loan portfolio from fiscal years 2010 through 2012.

Provision for loan losses for the years ended June 30, 2012 was $8.1 million, compared to $5.8 million for both years ended June 30, 2011 and 2010, respectively. The increase of $2.3 million for fiscal year 2012 is primarily due to our loan growth and higher write-offs.

Mortgage banking income was $16.7 million compared to $4.7 million and $1.7 million for the years ended June 30, 2012, 2011, and 2010. The increase was a result of higher loan originations for sale of $664.6 million compared to $216.9 and $114.8 million for the years ended June 30, 2012, 2011, and 2010, respectively. Realized gains on sales of securities decreased $2.4 million and $10.6 million for fiscal 2012 and 2011, respectively.

Non-interest expense for the fiscal year ended June 30, 2012 was $38.0 million compared to $26.5 million and $17.3 for the years ended 2011 and 2010, respectively. The increase was primarily due to increased staffing levels and loan and deposit growth. Our staffing rose to 230 full-time equivalents compared to 173 and 90 at June 30, 2012, 2011, and 2010, respectively.

Total assets were $2,386.8 million at June 30, 2012 compared to $1,940.1 million at June 30, 2011 and $1,421.1 million at June 30, 2010. Assets grew $446.7 million or 23.0% during the last fiscal year and $519.0 million or 36.5% during fiscal 2011, primarily due to an increase in the origination of single family and multifamily mortgage loans. These loans were funded primarily with growth in deposits and to a lesser extent borrowings.

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

Securities. Currently, we classify securities as either trading, available-for-sale or held-to-maturity. Trading securities are those securities for which we have elected fair value accounting. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair values by utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. To determine the performance of the underlying mortgage loan pools, we consider where appropriate borrower prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. We input for each security our projections of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. To determine the discount rates used to compute the present value of the expected cash flows for these non-agency MBS securities, we separate the securities by the borrower characteristics in the underlying pool. For example, non-agency RMBS “Prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). Separate discount rates are calculated for Prime, Alt-A and Pay-option ARM non-agency MBS securities using market-participant assumptions for risk, capital and return on equity.

Securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Amortization of purchase premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

At each reporting date, we monitor our available-for-sale and held-to-maturity securities for other-than-temporary impairment. The Company measures its debt securities in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of the present value over the fair value of the security (if any) is the noncredit component of the impairment, only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component is recorded as a charge to other comprehensive income, net of the related income tax benefit.

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

A general reserve is included in the allowance for loan loss and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates and applies the average historic rates to the outstanding loan balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors. The following portfolio segments have been identified: single family, home equity, multi-family, commercial real estate and land, recreational vehicles, and other.

USE OF NON-GAAP FINANCIAL MEASURES

In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as core earnings. Core earnings exclude realized and unrealized gains and losses associated with our securities portfolios. Excluding these gains and losses provides investors with an understanding of our Bank's core lending and mortgage banking business. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as to their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors' understanding of its business and performance, these non-GAAP measures should not be consider in isolation, or as a substitute for GAAP basis financial measures.

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

	For the Fiscal Years Ended June 30,
	2012			2011			2010
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans[2,3]	$1,607,523	$89,308	5.56%	$1,013,645	$60,508	5.97%	$670,013	$43,697	6.52%
Federal funds sold	12,297	10	0.08%	8,407	11	0.13%	23,529	31	0.13%
Interest-earning deposits in other financial institutions	295	—	—%	384	—	—%	232	—	—%
Mortgage-backed and other investment securities[4]	506,223	26,353	5.21%	556,518	32,353	5.81%	609,697	41,780	6.85%
Stock of the FHLB, at cost	16,683	62	0.37%	16,845	63	0.37%	18,756	64	0.34%
Total interest-earning assets	2,143,021	115,733	5.40%	1,595,799	92,935	5.82%	1,322,227	85,572	6.47%
Non-interest-earning assets	46,464			38,741			30,133
Total assets	$2,189,485			$1,634,540			$1,352,360
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$504,835	$4,388	0.87%	$344,964	$3,015	0.87%	$447,305	$6,374	1.42%
Time deposits	1,003,728	20,501	2.04%	776,638	19,261	2.48%	413,999	14,880	3.59%
Securities sold under agreements to repurchase	125,820	5,552	4.41%	130,000	5,736	4.41%	130,000	5,726	4.40%
Advances from the FHLB	333,866	5,955	1.78%	226,005	6,263	2.77%	199,288	7,725	3.88%
Other borrowings	5,155	149	2.89%	5,167	147	2.84%	44,141	248	0.56%
Total interest-bearing liabilities	1,973,404	36,545	1.85%	1,482,774	34,422	2.32%	1,234,733	34,953	2.83%
Non-interest-bearing demand deposits	13,796			5,813			5,533
Other non-interest-bearing liabilities	16,152			7,230			6,362
Stockholders’ equity	186,133			138,723			105,732
Total liabilities and stockholders’ equity	$2,189,485			$1,634,540			$1,352,360
Net interest income		$79,188			$58,513			$50,619
Interest rate spread[5]			3.55%			3.50%			3.64%
Net interest margin[6]			3.70%			3.67%			3.83%
1 Average balances are obtained from daily data.
2 Loans include loans held for sale, loan premiums and unearned fees.
3 Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also includes $33.4 million of Community Reinvestment Act loans which are taxed at a reduced rate.
4 Includes $5.5 million of municipal securities which are taxed at a reduced rate.
5 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
6 Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our assets and increases in our net interest margin. Our net interest income is reduced by our estimate of loss provisions for our impaired loans. We also earn non-interest income primarily from mortgage banking activities, prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 173 full time employees at June 30, 2011 to 230 full time equivalent employees at June 30, 2012. We are subject to federal and state income taxes, and our effective tax rates were 40.50%, 39.78% and 41.11% for the fiscal years ended June 30, 2012, 2011, and 2010, respectively. Other factors that affect our results of operations include expenses relating to occupancy, data processing and other miscellaneous expenses.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2012 AND JUNE 30, 2011
Net Interest Income. Net interest income totaled $79.2 million for the fiscal year ended June 30, 2012 compared to $58.5 million for the fiscal year ended June 30, 2011. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume):

	Fiscal Year Ended June 30, 2012 vs. 2011 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$35,455	$(4,156)	$(2,499)	$28,800
Federal funds sold	5	(4)	(2)	(1)
Interest-earning deposits in other financial institutions	—	—	—	—
Mortgage-backed and other investment securities	(2,922)	(3,339)	261	(6,000)
Stock of the FHLB, at cost	(1)	—	—	(1)
Total increase/(decrease) in interest income	$32,537	$(7,499)	$(2,240)	$22,798
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$1,391	$—	$(18)	$1,373
Time deposits	5,632	(3,417)	(975)	1,240
Securities sold under agreements to repurchase	(184)	—	—	(184)
Advances from the FHLB	2,988	(2,237)	(1,059)	(308)
Other borrowings	—	3	(1)	2
Total increase/(decrease) in interest expense	$9,827	$(5,651)	$(2,053)	$2,123

Interest Income. Interest income for the fiscal year ended June 30, 2012 totaled $115.7 million, an increase of $22.8 million, or 24.5%, compared to $92.9 million in interest income for the fiscal year ended June 30, 2011 primarily due to growth of interest-earning assets. Average interest-earning assets for the fiscal year ended June 30, 2012 increased by $547.2 million compared to the fiscal year ended June 30, 2011 due to the origination of loans which increased $593.9 million during the year ended June 30, 2012 compared to 2011. For the fiscal year ended June 30, 2012, the growth in average balances contributed additional interest income of $32.5 million, which was offset by the decrease in average rate which resulted in a net $7.5 million decrease in interest income. The average yield earned on our interest-earning assets decreased to 5.40% for the fiscal year ended June 30, 2012, down from 5.82% for the same period in 2011.

Interest Expense. Interest expense totaled $36.5 million for the fiscal year ended June 30, 2012, an increase of $2.1 million, compared to $34.4 million in interest expense during the fiscal year ended June 30, 2011. Average interest-bearing liabilities for the fiscal year ended June 30, 2012 increased $490.6 million compared to the same period in 2011, due to increased time deposits and demand and savings accounts. The average interest-bearing balances of advances from the FHLB increased $107.9 million. The average rate paid on all of our interest-bearing liabilities decreased to 1.85% for the fiscal year ended June 30, 2012 from 2.32% for the fiscal year ended June 30, 2011. The maturity of higher-rate term deposits and the addition of new lower rate time deposits caused the average term deposit rates to decrease to 2.04% in fiscal 2012 from 2.48% in fiscal 2011. These rate changes in fiscal 2012 were accompanied by declines in market interest rates which also caused our borrowing rates to decrease by 94 basis points between fiscal 2012 and 2011. During fiscal 2012, we continued to benefit from the low U.S. Treasury interest rates, which reduced our interest rates on deposits and borrowings.

Provision for Loan Losses. Provision for loan losses was $8.1 million for the fiscal year ended June 30, 2012 and $5.8 million for fiscal 2011. The provisions are made to maintain our allowance for loan losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.

See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.

Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in Thousands)	2012	2011
Realized gain on securities:
Sale of mortgage-backed securities	$—	$2,420
Total realized gain on securities	—	2,420
Unrealized loss on securities:
Total impairment losses	(3,583)	(5,942)
Loss recognized in other comprehensive loss	780	4,401
Net impairment loss recognized in earnings	(2,803)	(1,541)
Fair value gain on trading securities	785	651
Total unrealized loss on securities	(2,018)	(890)
Prepayment penalty fee income	863	1,073
Mortgage banking income	16,708	4,731
Banking service fees and other income	817	659
Total non-interest income	$16,370	$7,993

Non-interest income totaled $16.4 million for the fiscal year ended June 30, 2012 compared to non-interest income of $8.0 million for fiscal 2011. There were no realized gains on securities for fiscal 2012 compared to a gain of $2.4 million in fiscal 2011, as no securities were sold in fiscal 2012. The increase of $1.1 million in unrealized loss on securities in fiscal 2012 was primarily the result of an increase of $1.2 million in losses recognized in net Other-Than-Temporary Impairment (OTTI) loss offset by a fair value improvement of $0.1 million on collateralized debt obligations (CDO’s). Other activity included in total non-interest income is the increase in mortgage banking income in fiscal 2012 over fiscal 2011 of $12.0 million or 253.2%, due to higher originations of loans held for sale of $664.6 million compared to $216.9 million for the years ended June 30, 2012 and 2011, respectively.

Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2012	2011
Salaries, employee benefits and stock-based compensation	$20,339	$14,524
Professional services	2,213	2,108
Occupancy and equipment	1,133	834
Data processing and internet	2,251	983
Advertising and promotional	2,703	1,025
Depreciation and amortization	1,316	618
Real estate owned and repossessed vehicles	2,382	1,554
FDIC and regulator fees	1,527	2,017
Other general and administrative	4,094	2,871
Total non-interest expenses	$37,958	$26,534

Non-interest expense totaled $38.0 million for the fiscal year ended June 30, 2012, an increase of $11.5 million compared to fiscal 2011. Salaries, employee benefits and stock-based compensation increased $5.8 million in fiscal 2012 due to increased staffing. Our staff increased to 230 employees from 173 or 32.9% between fiscal 2012 and 2011. Total compensation increased approximately 40.0% mainly as a result of the additional staffing and overall continued growth.

Professional services, which include accounting and legal fees, increased $0.1 million in fiscal 2012 compared to 2011. The increase in professional services was primarily due to contract underwriters, legal fees on loan collection and foreclosure matters.

Advertising and promotion expense increased $1.7 million, primarily due to increases in lead generation costs for our single family loan origination program as a result of higher mortgage refinance volume.

Other expense categories such as FDIC and regulator fees decreased by $0.5 million in fiscal 2012, primarily due to FDIC's re-mix of the formula calculating insurance premiums. Real estate owned, repossessed RV losses and collection expenses increased by $0.8 million due to the management and disposition of loan collateral. Other general and administrative costs increased $1.2 million in fiscal 2012 relative to the increase in deposit and loan activity as well as the number of staff.

Income Tax Expense. Income tax expense was $20.1 million for the fiscal year ended June 30, 2012 compared to $13.6 million for fiscal 2011. Our effective tax rates were 40.50% and 39.78% for the fiscal year ended June 30, 2012 and 2011, respectively.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2011 AND JUNE 30, 2010
Net Interest Income. Net interest income totaled $58.5 million for the fiscal year ended June 30, 2011 compared to $50.6 million for the fiscal year ended June 30, 2010. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume):

	Fiscal Year Ended June 30, 2011 vs. 2010 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$22,405	$(3,685)	$(1,909)	$16,811
Federal funds sold	(20)	—	—	(20)
Interest-earning deposits in other financial institutions	—	—	—	—
Mortgage-backed and other investment securities	(3,643)	(6,341)	557	(9,427)
Stock of the FHLB, at cost	(6)	6	(1)	(1)
Total increase/(decrease) in interest income	$18,736	$(10,020)	$(1,353)	$7,363
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$(1,455)	$(2,460)	$556	$(3,359)
Time deposits	13,019	(4,595)	(4,043)	4,381
Securities sold under agreements to repurchase	—	13	(3)	10
Advances from the FHLB	1,037	(2,212)	(287)	(1,462)
Other borrowings	(218)	1,006	(889)	(101)
Total increase/(decrease) in interest expense	$12,383	$(8,248)	$(4,666)	$(531)

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

See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.

Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in Thousands)	2011	2010
Realized gain on securities:
Sale of mortgage-backed securities	$2,420	$13,037
Total realized gain on securities	2,420	13,037
Unrealized loss on securities:
Total impairment losses	(5,942)	(6,910)
Loss recognized in other comprehensive loss	4,401	872
Net impairment loss recognized in earnings	(1,541)	(6,038)
Fair value gain (loss) on trading securities	651	(1,039)
Total unrealized loss on securities	(890)	(7,077)
Prepayment penalty fee income	1,073	122
Mortgage banking income	4,731	1,694
Banking service fees and other income	659	540
Total non-interest income	$7,993	$8,316

Non-interest income totaled $8.0 million for the fiscal year ended June 30, 2011 compared to non-interest income of $8.3 million for fiscal 2010. Realized gains on securities decreased by $10.6 million in fiscal 2011 mainly from the slower selling of mortgage backed securities compared to fiscal 2010. The decrease of $6.2 million in unrealized loss on securities in fiscal 2011 was primarily the result of a decrease of $4.5 million in net Other-Than-Temporary Impairment (OTTI) loss offset by a fair value improvement of $1.7 million on collateralized debt obligations (CDO’s). Other activity included in total non-interest income is the increase in mortgage banking income in fiscal 2011 over fiscal 2010 of $3.0 million or 179.3%, due to our increased focus on originating single family and multifamily loans for sale. Increased prepayment penalty income of $1.0 million in fiscal 2011 was generally the result of specialty consumer loans.

Non-interest Expense. The following table sets forth information regarding our non-interest expense:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2011	2010
Salaries, employee benefits and stock-based compensation	$14,524	$7,371
Professional services	2,108	1,519
Occupancy and equipment	834	419
Data processing and internet	983	891
Advertising and promotional	1,025	444
Depreciation and amortization	618	235
Real estate owned and repossessed vehicles	1,554	2,661
FDIC and regulator fees	2,017	1,562
Other general and administrative	2,871	2,181
Total non-interest expenses	$26,534	$17,283

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2012 AND JUNE 30, 2011
Our total assets increased $446.7 million, or 23.0%, to $2,386.8 million, as of June 30, 2012, up from $1,940.1 million at June 30, 2011. The loan portfolio increased a net $395.5 million, primarily from portfolio loan originations of $732.8 million less principal repayments of $278.2 million. Loans held for sale increased $59.1 million and investment securities decreased $38.3 million as principal repayments exceeded new security investments. Total liabilities increased by $387.9 million or 21.6%, to $2,180.2 million at June 30, 2012, up from $1,792.3 million at June 30, 2011. The increase in total liabilities resulted primarily from growth in demand, savings and time deposits of $274.8 million and growth in FHLB borrowings of $117.0 million.

Stockholders' equity increased by $58.8 million, or 39.8%, to $206.6 million at June 30, 2012, up from $147.8 million at June 30, 2011. The increase was primarily the result of $29.5 million in net income for the fiscal year, the net issuance of preferred stock of $19.5 million and the net issuance of common stock of $13.3 million.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSS
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following:

	June 30,
(Dollars in thousands)	2012	2011	2010	2009	2008
Non-performing assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$10,099	$6,586	$5,841	$1,502	$1,793
Home equity loans	102	157	87	9	—
Multifamily	5,757	2,744	4,675	1,171	—
Commercial	425	—	—	—	2,358
Total non-accrual loans secured by real estate	16,383	9,487	10,603	2,682	4,151
RV / Auto	739	125	1,084	158	—
Other	—	—	16	—	—
Total non-performing loans	17,122	9,612	11,703	2,840	4,151
Foreclosed real estate	457	7,678	2,354	5,334	219
Repossessed—vehicles	700	1,926	347	317	262
Total non-performing assets	$18,279	$19,216	$14,404	$8,491	$4,632
Total non-performing loans as a percentage of total loans	0.98%	0.72%	1.48%	0.45%	0.66%
Total non-performing assets as a percentage of total assets	0.77%	0.99%	1.01%	0.65%	0.39%

Our non-performing assets decreased $0.9 million to $18.3 million or 0.77% of assets at June 30, 2012 compared to $19.2 million or 0.99% of assets at June 30, 2011. The decrease in non-performing assets during fiscal 2012 was composed of a decrease in foreclosed real estate and repossessed vehicles of $8.4 million, offset by an increase in non-performing loans of $7.5 million. The increase in non-performing assets during fiscal 2011 was composed of a decrease in non-performing loans of $2.1 million, offset by an increase in foreclosed real estate and repossessed vehicles of $6.9 million.

The increase in non-performing loans as a percent of total loans is the result of one multifamily loan and 14 single family loans. Foreclosed real estate and repossessed vehicles were reduced through the management and disposition of collateral. Approximately 23.09% of our non-performing loans at June 30, 2012 were considered TDRs, compared to 12.44% at June 30, 2011. Borrowers making timely payments after a troubled debt restructuring are considered non-performing for at least six months. Generally, after six months of timely payments, troubled debt restructured loans are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 49.50% of the Bank’s non-performing loans are single family first mortgages already written down in aggregate to 38.54% of the original appraisal value of the underlying properties. Previously, these loans have experienced longer delays completing the foreclosure process due to the deficient servicing practices of one of our seller servicers. In May 2012, we acquired the servicing in an effort to accelerate the resolution of these loans and to reduce non-performing loan levels.

At June 30, 2012 our $10.1 million in single family non-performing loans represented 36 loans in 18 states ranging in amounts from $18,000 to $743,000. At June 30, 2011 our $6.6 million in single family non-performing loans represented 22 loans in 12 states ranging in amounts from $26,000 to $796,000. The Bank has already taken impairment charge-offs of $2.2 million (included in 2012 and 2011 charge-offs) on the non-performing single family loans at June 30, 2012. At June 30, 2011 the $2.7 million of non-performing multifamily loans represents six loans in five states, with impairment charge-offs taken in the amount of $142,684. The non-performing home equity amount of $157,000 represents seven loans at June 30, 2011.

Foreclosed real estate of $457,000 at June 30, 2012 represents one single family home, one multifamily property, and one commercial property. Foreclosed real estate of $7.7 million at June 30, 2011 represents five single family homes and four multifamily properties. All foreclosed real estate is shown at the lower of cost or fair value. The $739,000 in non-performing RV/automobile loans represents 48 RVs ranging in amounts from $1,000 to $103,000 at June 30, 2012. The $125,000 in non-performing RV/automobile loans represents four RVs ranging in amounts from $12,930 to $53,007 at June 30, 2011. Repossessed vehicles of $700,000 includes 41 RVs with fair values ranging in amounts from $1,000 to $161,000 at June 30, 2012, compared to $1.9 million includes 75 RVs with fair values ranging in amounts from $1,000 to $213,000 at June 30, 2011.

Impaired loans are generally adjusted through charge-offs against the allowance for loan loss, for the year ended June 30, 2012 and 2011, an additional allowance of $1,043,000 and $1,059,000 was allocated for impaired loans in the allowance for loan loss.

Declines in residential housing values and increases in unemployment experienced over the last three years have begun to stabilize, although whether such stabilization is merely temporary cannot be foreseen. We have experienced growth in our non-performing loans over the last three years and we believe that the write-downs taken as of June 30, 2012 on our non-performing loans and the low average LTVs on the balance of our real estate loans in our portfolio make our future risk of loss better than other banks with significant exposure to real estate loans. If average nationwide residential housing values decline or if nationwide unemployment increases, we are likely to experience growth in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.

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

The Company provides general loan loss reserves for its recreational vehicles ("RV") and auto loans based upon the borrower credit score at the time of origination and the Company's loss experience to date. The Company obtains updated credit scores for its auto and recreational vehicle borrowers approximately every six months. The updated credit score will result in a higher or lower general loan loss allowance depending on the change in borrowers’ FICO scores and the resulting shift in loan balances among the five FICO bands from which the Company measures and calculates its reserves. For the general loss reserve, the Company does not use individually updated credit scores or valuations for the real estate collateralizing its real estate loans, but does recalculate the LTV based upon principal payments made during each quarter.

The allowance for loan loss for the RV and auto loan portfolio at June 30, 2012 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $22,247 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $6,413; 715 —769: $7,063; 700 — 714: $1,349; 660 —699: $3,644 and less than 660: $3,778.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ("LTV") at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2012, the LTV groupings for each significant mortgage class were as follows:

The Company had $851,881 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $614,580; 61% —70%: $185,723; 71% —80%: $38,069; and greater than 80%: $13,509.

The Company had $681,628 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $319,386; 56% —65%: $228,759; 66% —75%: $113,027; 76%—80%: $14,442 and greater than 80%: $6,014. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company.

In fiscal years 2002 through 2004 the Company originated $137 million of primarily 30-year multifamily mortgage loans using the same basic underwriting criteria and accounting for 20%, 25% and 19% of the total average balance of the loan portfolio for fiscal 2004, 2003 and 2002, respectively. The Company intentionally slowed its multifamily and single family origination volume in 2005 through 2009 based upon the overall loosening of credit standards by competitors and the economic downturn. Since 2009, the economy has stabilized and competitive underwriting standards have strengthened allowing the Company to resume its originations. In fiscal 2011, the Company’s total volume of originated multifamily loans was equal to 27% of its average loan portfolio balance. For these reasons, the Company believes that its historical underwriting experience originating multifamily loans allows the Company to use its historical loss rate as a reasonable indicator of risk. The historic loss or quantitative component of the Company’s general loan loss allowance is supplemented with a qualitative factor including a volume-based adjustment. At June 30, 2011 and June 30, 2012, all of the qualitative components of the general loan loss allowance for multifamily loans accounted for 77% and 68% of the total multifamily allowance. Based on historical performance, the Company concluded that multifamily loans originated by the Bank require lower estimated loss rates.

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2012, the Company had $316.1 million of interest only loans and $7.5 million of option adjustable-rate mortgage loans. Through June 30, 2012, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

The Company had $34,749 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $21,016; 51% —60%: $9,035; 61%—70%: $4,698; 71%—80%: $0 and greater than 80%: $0.

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

We believe the weighted average LTV percentage at June 30, 2012 of 54.05% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and is expected to continue to result in the future, in lower average mortgage loan charge-offs when compared to the real estate loan portfolios of other comparable banks.

The following table sets forth the changes in our allowance for loan losses, by portfolio class, from July 1, 2007 through June 30, 2012:

(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	RV / Auto	Other	Total	Total Allowance as a % of Total Loans
Balance at July 1, 2007	$256	$66	$850	$49	$223	$6	$1,450	0.28%
Provision for loan losses	777	120	393	156	772	8	2,226
Charge-offs, net	(428)	—	(100)	—	(432)	(6)	(966)
Balance at June 30, 2008	605	186	1,143	205	563	8	2,710	0.43%
Provision (benefit) for loan losses	1,172	296	687	(26)	2,575	26	4,730
Charge-offs, net	(664)	(202)	(150)	—	(1,663)	(7)	(2,686)
Balance at June 30, 2009	1,113	280	1,680	179	1,475	27	4,754	0.76%
Provision for loan losses	1,868	146	717	34	3,002	8	5,775
Charge-offs, net	(1,260)	(221)	(537)	—	(2,618)	—	(4,636)
Balance at June 30, 2010	1,721	205	1,860	213	1,859	35	5,893	0.75%
Provision (benefit) for loan losses	1,688	40	1,179	(46)	2,897	42	5,800
Charge-offs, net	(1,132)	(87)	(713)	—	(2,315)	(27)	(4,274)
Balance at June 30, 2011	2,277	158	2,326	167	2,441	50	7,419	0.56%
Provision for loan losses	3,775	409	1,871	326	1,432	250	8,063
Charge-offs, net	(2,028)	(375)	(1,469)	(95)	(1,714)	(1)	(5,682)
Transfers to held for sale	(43)	—	(170)	—	—	—	(213)
Recoveries	49	—	—	—	—	—	49
Balance at June 30, 2012	$4,030	$192	$2,558	$398	$2,159	$299	$9,636	0.55%

At June 30, 2012, the entire allowance for loan loss for each portfolio class was calculated as a contingent impairment (ASC 450, Contingencies for Gain and Loss). When specific loan impairment analysis is performed under ASC 310-10, the impairment is either recorded as a charge-off to the loan loss allowance or, if such loan is a TDR, the impairment is recorded as a specific loan loss allowance.

The following table sets forth our allowance for loan losses allocated by portfolio class:

	At June 30,
	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Allowance	Amount of Allowance	Loan Category as a % of Total Allowance	Amount of Allowance	Loan Category as a % of Total Allowance	Amount of Allowance	Loan Category as a % of Total Allowance	Amount of Allowance	Loan Category as a % of Total Allowance
Single family	$4,030	41.82%	$2,277	30.69%	$1,721	29.20%	$1,113	23.41%	$605	22.32%
Home equity	192	1.99%	158	2.13%	205	3.48%	280	5.89%	186	6.86%
Multifamily	2,558	26.55%	2,326	31.35%	1,860	31.56%	1,680	35.34%	1,143	42.19%
Commercial real estate and land	398	4.13%	167	2.25%	213	3.62%	179	3.76%	205	7.56%
Consumer—RV	2,159	22.41%	2,441	32.90%	1,859	31.55%	1,475	31.03%	563	20.77%
Other	299	3.10%	50	0.68%	35	0.59%	27	0.57%	8	0.30%
Total	$9,636	100.00%	$7,419	100.00%	$5,893	100.00%	$4,754	100.00%	$2,710	100.00%

Our Bank’s allowance for loan loss increased $2.2 million or 29.9% from June 30, 2011 to June 30, 2012. As a percent of the outstanding loan balance our Bank’s loan loss allowance was 0.55% at June 30, 2012 and 0.56% at June 30, 2011. Provisions for loan loss was $8.1 million for fiscal 2012 and $5.8 million for fiscal 2011. The Bank’s loan loss provisions for fiscal 2012 compared to 2011 were unfavorably impacted by higher charge-offs and unfavorably impacted by loan portfolio growth resulting in the $2.2 million increase.

Charge-offs for fiscal 2012 for single family and multifamily increased $0.9 million and $0.8 million, respectively, while our RV portfolio decreased 0.6 million. Charge-offs for fiscal 2011 for the RV portfolio and for the single family portfolio decreased $0.3 million and $0.1 million, respectively. The Bank stopped making RV loans in January 2009 and the balance of outstanding RV loans declined $6.1 million, or 25.0% during this fiscal year. As a result of the management and disposition of collateral the RV/Auto loan loss allowance as percent of our outstanding loan balance increased from 8.03% at June 30, 2011 to 8.88% at June 30, 2012.

Between June 30, 2011 and 2012, the Bank’s total allowance for loan loss as a percent of the loan portfolio decreased 1 basis point due to a combination of the portfolio mix and a reduction of our RV portfolio. Historically, the majority of the Bank’s loss experience has come from our RV portfolio, which declined from 2.3% of total loans at June 30, 2011 to 1.4% at June 30, 2012. The decrease in the RV loan balance as a percent of the total loan portfolio caused the overall allowance percent to decline, which was offset by the increase in our single family and multifamily portfolios. The percentage of allowance to total allowance decreased 10.49% in RVs as a result of the reduction in the portfolio, which was offset by increases of 11.13% in the single family category as a result of our loan growth. Appraised valuations on newly originated loans in fiscal 2012 and 2011 already reflect significant price declines in all regions when compared to the valuation high points over the last three years which we believe make the recently added LTVs more conservative.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have three credit agreements. BofI Federal Bank can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2012, we had a total borrowing availability of approximately $873.6 million, of which $422.0 million was outstanding with $451.6 million available immediately and $38.1 million available with additional collateral. The Bank can also borrow from the discount window at the FRB. FRB borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2012, we had a total borrowing capacity of approximately $74.2 million, all of which was available for use. At June 30, 2012, we also had $20.0 million in unsecured fed funds purchase lines with two major banks under which there were no borrowings outstanding.

In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 2.87% at June 30, 2012, with interest paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.

In November 2009, we filed a shelf registration with the SEC which allows us to raise capital up to $125.0 million through the sale of debt securities, common or preferred stock and warrants. For example, in April 2010, we issued 1.2 million shares of common stock under the shelf registration for net proceeds of $15.1 million.

In March 2012, we filed a shelf registration with the SEC which allows us to raise capital up to $250.0 million through the sale of debt securities, common or preferred stock and warrants.

Off-Balance Sheet Commitments. At June 30, 2012, we had commitments to originate loans with an aggregate outstanding principal balance of $205.9 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $136.7 million, and no commitments to purchase loans, investment securities or any other unused lines of credit.

Contractual Obligations. The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of June 30, 2012 totaled $934.5 million. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt, time deposits, and operating leases by payment date:

	At June 30, 2012
	Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1,2]	$584,816	$254,586	$161,604	$71,961	$96,665
Time deposits[2]	934,455	487,359	228,773	99,506	118,817
Operating lease obligations[3]	13,831	1,324	3,211	3,488	5,808
Total	$1,533,102	$743,269	$393,588	$174,955	$221,290
1 Long-term debt includes advances from the FHLB and borrowings under repurchase agreements.
2 Amounts include principal and interest duet o recipient.
3 Payments are for the lease of real property.

Capital Requirements. BofI Federal Bank is subject to various regulatory capital requirements set by the federal banking agencies. Failure by our bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our bank must meet specific capital guidelines that involve quantitative measures of our bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. Our federal regulators require our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2012, our bank met all the capital adequacy requirements to which it was subject.

At June 30, 2012, our bank was “well-capitalized” under the regulatory framework for prompt corrective action. To be well-capitalized, our bank must maintain minimum leverage, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred between that date and the date of this annual report on form 10-K that management believes would change the bank’s capital levels. To maintain its status as a well-capitalized financial institution under applicable regulations and to support additional growth, we will need to raise additional capital to support our bank’s further growth and to maintain its well-capitalized status.

BofI Federal Bank's capital amounts, ratios and requirements were as follows:

At June 30, 2012
	Actual		For Capital Adequacy Purposes		To be “well-capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital:
Amount and ratio to adjusted tangible assets	$206,447	8.62%	$95,778	4.00%	$119,723	5.00%
Tier 1 capital:
Amount and ratio to risk-weighted assets	$206,447	13.69%	N/A	N/A	$90,510	6.00%
Total capital:
Amount and ratio to risk-weighted assets	$216,083	14.32%	$120,680	8.00%	$150,850	10.00%
Tangible capital:
Amount and ratio to tangible assets	$206,447	8.62%	$35,917	1.50%	N/A	N/A

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

Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate loans at June 30, 2012 had lifetime rate caps that were 607 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.

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

The following table sets forth the interest rate sensitivity of our assets and liabilities:

	Term to Repricing, Repayment, or Maturity at June 30, 2012
(Dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$35,426	$—	$—	$35,426
Mortgage-backed and other investment securities[1]	259,661	42,001	181,367	483,029
Stock of the FHLB, at cost	20,680	—	—	20,680
Loans, net of allowance for loan loss[2]	262,844	946,375	511,344	1,720,563
Loans held for sale	79,181	—	—	79,181
Total interest-earning assets	657,792	988,376	692,711	2,338,879
Non-interest-earning assets	—	—	—	47,966
Total assets	$657,792	$988,376	$692,711	$2,386,845
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,161,358	$323,533	$117,758	$1,602,649
Securities sold under agreements to repurchase[4]	10,000	90,000	20,000	120,000
Advances from the FHLB	234,000	123,000	65,000	422,000
Other borrowings	5,155	—	—	5,155
Total interest-bearing liabilities	1,410,513	536,533	202,758	2,149,804
Other non-interest-bearing liabilities	—	—	—	30,421
Stockholders’ equity	—	—	—	206,620
Total liabilities and equity	$1,410,513	$536,533	$202,758	$2,386,845
Net interest rate sensitivity gap	$(752,721)	$451,843	$489,953	$189,075
Cumulative gap	$(752,721)	$(300,878)	$189,075	$189,075
Net interest rate sensitivity gap—as a % of interest-earning assets	(114.43)%	45.72%	70.73%	8.08%
Cumulative gap—as a % of cumulative interest-earning assets	(114.43)%	(18.28)%	8.08%	8.08%
1 Comprised of U.S. government securities and mortgage-backed securities which are classified as held-to-maturity and available-for-sale. The table reflects contractual repricing dates.
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

Our net interest margin for the fiscal year ended June 30, 2012 increased to 3.70% compared to 3.67% for the year ended June 30, 2011. During the fiscal year ended June 30, 2012, interest income earned on loans and on mortgage backed securities was influenced by the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by a sharp decline in the Fed Funds rate.

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as Market Value of Equity (MVE). We analyze the MVE sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment. The following table indicates the sensitivity of MVE to the interest rate movement described above:

	At June 30, 2012
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$172,575	-24.60%	7.53%
Up 200 basis points	$199,647	-12.80%	8.49%
Up 100 basis points	$219,215	-4.20%	9.11%
Base	$228,823	0.00%	9.32%
Down 100 basis points	$240,196	5.00%	9.63%

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

FACTORS THAT MAY AFFECT OUR PERFORMANCE
Risks Relating to Our Industry

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in the markets in which we operate. The capital and credit markets have been experiencing volatility and disruption for approximately four years. The risks associated with our business become more acute in periods of a slowing economy or slow growth. The continuing negative events in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted, and will likely continue to result, in poor performance of mortgage and construction loans and in significant asset write-downs by many financial institutions. . In addition, concerns over the United States' credit rating, the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the U.S. economy. These factors have caused, and will likely continue to cause, many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.

Increases in FDIC assessments would have an adverse impact on our financial condition and results of operations.

Since the financial crisis began several years ago, the FDIC has incurred significant costs in resolving numerous bank failures, resulting in the depletion of the FDIC’s deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased, and may increase in the future, assessment rates of insured institutions, including the Bank. Deposits placed at U.S. banks are insured by the FDIC, subject to limits and conditions of applicable law and the FDIC’s regulations. Pursuant to the Dodd-Frank Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Dodd-Frank Act also provides for unlimited FDIC insurance coverage for non-interest bearing demand deposit accounts for a two year period beginning on December 31, 2010 and ending on January 1, 2013. The FDIC administers the deposit insurance fund, and all insured depository institutions are required to pay to the FDIC assessments that fund the deposit insurance fund. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured depository institution’s domestic deposits to its total assets minus average tangible equity. On February 7, 2011 the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Dodd-Frank Act, which became effective April 1, 2011. Our FDIC assessment for fiscal the fiscal years ended June 30, 2012, 2011 and 2010 was $1.1 million, $1.7 million and $1.3 million, respectively. We are not able to directly control the basis or the amount of FDIC assessments that we are required to pay to fund the deposit insurance fund or for other fees or assessment obligations imposed on financial institutions. Any future increases in required assessments or other bank industry fees would have an adverse impact on our financial condition and results of operations.

Recently enacted regulatory reform legislation may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act, which restructured the regulation of depository institutions, including the Company and the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated the Bank, was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies such as the Company are now regulated by the Federal Reserve Board. Also included in the Dodd-Frank Act is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. In addition, Regulation Q, which prohibited the payment of interest on demand deposits, has now been eliminated, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change in the law could have an adverse impact on our interest expense. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies effective in five years. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

Substantially all of the loans in our portfolio are secured by real estate. At June 30, 2012, approximately 55.4% of our mortgage portfolio was secured by real estate located in California. In recent years, there has been a significant decline in real estate values in California and the collateral for our loans has become less valuable. If real estate values continue to decrease and more of our borrowers experience financial difficulties, we will experience charge-offs at a greater level than we would otherwise experience, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. Continued decline of real estate values and the decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.

Many of our mortgage loans are unseasoned and defaults on such loans would harm our business.

At June 30, 2012, our multifamily residential loans were $687.7 million or 39.5% of our mortgage loans and our commercial real estate loans were $35.2 million, or 2.0% of our mortgage loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values continue to decline and nationwide unemployment continues to increase, we are likely to experience increases in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.

Continued or increasing declines in residential home prices may adversely affect our securities portfolio and have a material adverse effect on our financial condition and results of operations.

Economic deterioration throughout 2009 and weakness in the economic recovery in 2010 was accompanied by continued stress in the housing markets, including declines in home prices. These declines in the housing market, with falling home prices and increasing foreclosures, compounded with difficulties in the economy, have, generally speaking, resulted in a significant decline in the value and marketability of mortgage-backed securities. As of June 30, 2012, our securities portfolio consisted of $418.0 million of mortgage-backed securities, which constituted approximately 17.5% of our total assets. A protracted continuation or worsening of these difficult housing market conditions could adversely impact the ability of the issuers of the mortgage-backed securities in our securities portfolio to satisfy their respective obligations and our ability to liquidate our securities portfolio. While there were continued indications throughout the past year that the U.S. economy is stabilizing, the performance of our securities portfolio may decline in the near future, which could have a material adverse effect on our financial condition and results of operations.

Declines in the value of our securities may negatively affect earnings.

The value of securities in our investment portfolios could decrease due to changes in market factors. The market value of certain investment securities is volatile and future declines or other-than-temporary impairments could materially affect future earnings and regulatory capital. Continued volatility in the market value of certain investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities.

This could have a material adverse impact on our results of operations, accumulated other comprehensive income and stockholders’ equity depending upon the direction of the fluctuations.

We could recognize other-than-temporary impairment on securities held in our available-for-sale and held-to-maturity portfolios, if economic and market conditions do not improve.

Our held-to-maturity securities had gross unrecognized gains of $18.9 million at June 30, 2012. We analyze securities held in our portfolio for other-than-temporary impairment on a quarterly basis. The process for determining whether impairment is other than temporary requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may be required to recognize other-than-temporary impairment in future periods reducing future earnings.

A decrease in the mortgage buying activity of Fannie Mae and Freddie Mac or a failure by Fannie Mae and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.

During the last three fiscal years we have sold over $757.8 million of residential mortgage loans to the government sponsored entities Fannie Mae and Freddie Mac (each, a “GSE” and, together, the “GSEs”) and, as of June 30, 2012, approximately 27.97% of our securities portfolio consisted of RMBS issued or guaranteed by the GSEs. Each GSE is currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government is contemplating structural changes to the GSEs, including consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.

In prior years we frequently purchased loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not prove correct.

From time to time, we purchase real estate loans in bulk or “pools.” For the fiscal year ended June 30, 2012 we purchased no real estate loans. In June 30, 2011, 2010 and 2009, we purchased loans totaling $124.8 million, $185.8 million, and $57.4 million, respectively. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, in the past, we have purchased “pools” of loans at a premium and some of the loans were prepaid before we expected. Accordingly, we earned less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.

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

Our loans are generally secured by multifamily and, to a lesser extent, commercial and single family real estate properties, each initially having a fair market value generally greater than the amount of the loan secured. However, although our loans are typically secured, the risk of default, generally due to a borrower’s inability to make scheduled payments on his or her loan, is an inherent risk of the banking business. In determining the amount of the allowance for loan losses, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers, the value of the real estate serving as collateral for the repayment of our loans and our loss history. Defaults by borrowers could result in losses that exceed our loan loss reserves. We have originated or purchased many of our loans recently, so we do not have sufficient repayment experience to be certain whether the established allowance for loan losses is adequate. We may have to establish a larger allowance for loan losses in the future if, in our judgment, it becomes necessary. Any increase in our allowance for loan losses will increase our expenses and consequently may adversely affect our profitability, capital adequacy and overall financial condition.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we elect to raise additional capital for other reasons. We may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute existing shareholders' interests in the Company.

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

We have significant sources of liquidity as a result of our federal thrift structure, including consumer deposits, brokered deposits, the FHLB, repurchase lending facilities, and the FRB discount window. We rely primarily upon consumer deposits and FHLB advances. Our ability to attract deposits could be negatively impacted by a public perception of our financial prospects or by increased deposit rates available at troubled institutions suffering from shortfalls in liquidity. The FHLB is subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank. Selected sources of liquidity may become unavailable to the Bank if it were to be considered no longer “well-capitalized”.

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

The brand identities that we have developed will significantly contribute to the success of our business. Maintaining and enhancing the “BofI Federal Bank” brands (including our other trade styles and trade names such as apartmentbank.com) is critical to expanding our customer base. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry for our “brick and mortar” competitors in the internet-based banking market. Our brands could be negatively impacted by a number of factors, including data privacy and security issues, service outages, and product malfunctions. If we fail to maintain and enhance our “BofI Federal Bank” brands, or if we incur excessive expenses in this effort, our business, financial condition and results of operations will be materially adversely affected. Maintaining and enhancing our brand will depend largely on our ability to continue to provide high-quality products and services, which we may not do successfully.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in San Diego, California, and approximately 55.4% of our mortgage loan portfolio was secured by real estate located in California at June 30, 2012. In addition, the computer systems that operate our internet websites and some of their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those affected areas. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We rely substantially upon third-party service providers for our core banking technology and to protect us from bank system failures or disruptions. This reliance may mean that we will not be able to resolve operational problems internally or on a timely basis, which could lead to customer dissatisfaction or long-term disruption of our operations. Our operations also depend upon our ability to replace a third-party service provider if it experiences difficulties that interrupt operations or if an essential third-

party service terminates. If these service arrangements are terminated for any reason without an immediately available substitute arrangement, our operations may be severely interrupted or delayed. If such interruption or delay were to continue for a substantial period of time, our business, prospects, financial condition and results of operations could be adversely affected.

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

Any damage or failure that causes an interruption in our operations or security breaches such as hacking or identity theft could adversely affect our business, prospects, financial condition and results of operations.

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

Our products and services depend on the ability of our customers to access the internet and our website. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have the ability to take measures that could degrade, disrupt, or increase the cost of customer access to our products and services by restricting or prohibiting the use of their infrastructure to access our website or by charging fees to us or our customers to provide access to our website. Such interference could result in a loss of existing customers and/or increased costs and could impair our ability to attract new customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following financial statements are filed as a part of this report beginning on page F – 1:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of June 30, 2012, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2012, as stated in their report dated September 11, 2012.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the quarter ending June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” in our definitive Proxy Statement, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2012.

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

Information regarding securities authorized for issuance under equity compensation plans is disclosed above in Item 5, which information is incorporated herein by this reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
4.1	Certificate of Designation-Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
4.2	Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 2, 2011.
4.3	Certificate of Amendment to Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.2 to the Current Report on Form 8-K filed on September 7, 2011.
4.4	Certificate of Amendment to Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.2 to the Current Report on Form 8-K filed on November 8, 2011.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.5
Office Space Lease, dated April 25, 2005, for 12777 High Bluff Drive, San Diego, California 92130 by and between DL San Diego LP, a Delaware Limited Partnership, Landlord, and Bank of Internet USA, a federal savings bank, Tenant
Exhibit 99.1 to the Current Report on Form 8-K filed on April 28, 2005.

Exhibit Number	Description	Incorporated By Reference to
10.6
First Amendment to Lease, dated March 18, 2010, for Highlands Plaza II, located at 12777 High Bluff Drive, San Diego, California 92130, by and between Arden Realty Limited Partnership, a Maryland limited partnership, Landlord, and Bank of Internet USA, a federal savings bank, Tenant.
Exhibit 99.1 to the Current Report on Form 8-K filed on May 6, 2010.
10.7*	First Amended Employment Agreement, dated April 22, 2010, between Bank of Internet USA and Andrew J. Micheletti.	Exhibit 99.1 to the Current Report on Form 8-K filed on April 28, 2010.
10.8	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.9*	Employment Agreement, dated October 22, 2007, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.2 to the Current Report on Form 8-K filed on October 23, 2007.
10.9.1*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.
10.10	Form of Subscription Agreement dated November 2, 2011 between the Company and each purchaser of Series B Preferred Stock	Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2011.
10.11	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.12	Underwriting Agreement, dated December 7, 2011, between the Company and B.Riley & Co. LLC	Exhibit 1.1 to the Current Report on Form 8-K filed on December 12, 2011.
21.1	Subsidiaries of the Company consist of Bank of Internet USA (federal charter) and BofI Trust I (Delaware charter)	Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.
23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Indicates management contract or compensatory plan, contract or arrangement.
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date:	September 11, 2012	By:	/s/ Gregory Garrabrants
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 11th day of September 2012 in the capacities indicated:

Signature	Title

/s/ Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), Director
Gregory Garrabrants

/s/ Andrew J. Micheletti	Chief Financial Officer (Principal Financial Officer)
Andrew J. Micheletti

/s/ Theodore C. Allrich	Chairman
Theodore C. Allrich

/s/ Nicholas A. Mosich	Vice Chairman
Nicholas A. Mosich

/s/ James S. Argalas	Director
James Argalas

/s/ Gary Burke	Director
Gary Burke

/s/ James Court	Director
James Court

/s/ Jerry F. Englert	Director
Jerry F. Englert

/s/ Paul Grinberg	Director
Paul Grinberg

/s/ Edward J. Ratinoff	Director
Edward J. Ratinoff

BOFI HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of BofI Holding, Inc. as of June 30, 2012 and 2011, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2012. We also have audited BofI Holding, Inc’s. internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BofI Holding, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting found in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BofI Holding, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BofI Holding, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Costa Mesa, California
September 11, 2012

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except per share data)	2012	2011
ASSETS
Cash and due from banks	$20,638	$5,820
Federal funds sold	14,788	3,232
Total cash and cash equivalents	35,426	9,052
Securities:
Trading	5,838	5,053
Available-for-sale	164,159	145,671
Held-to-maturity (fair value $318,252 in 2012, $387,286 in 2011)	313,032	370,626
Stock of the Federal Home Loan Bank, at cost	20,680	15,463
Loans held for sale, carried at fair value	38,469	20,110
Loans held for sale, lower of cost or fair value	40,712	—
Loans—net of allowance for loan losses of $9,636 in 2012; $7,419 in 2011	1,720,563	1,325,101
Accrued interest receivable	7,872	6,577
Furniture, equipment and software, net	4,408	3,153
Deferred income tax, net	15,095	9,719
Cash surrender value of life insurance	5,266	5,087
Other real estate owned and repossessed vehicles	1,157	9,604
Other assets	14,168	14,871
TOTAL	$2,386,845	$1,940,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$12,439	$7,369
Interest bearing	1,602,649	1,332,956
Total deposits	1,615,088	1,340,325
Securities sold under agreements to repurchase	120,000	130,000
Advances from the Federal Home Loan Bank	422,000	305,000
Subordinated debentures and other borrowings	5,155	7,655
Accrued interest payable	1,802	2,237
Accounts payable and accrued liabilities	16,180	7,104
Total liabilities	2,180,225	1,792,321
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock—1,000,000 shares authorized; none issued
Series A—$10,000 stated value and liquidation preference per share; 515 (2012) and 515 (2011) shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value and liquidation preference per share; 22,000 shares authorized; 20,132 (June 2012) shares issued and outstanding	19,439	—
Common stock—$0.01 par value; 25,000,000 shares authorized; 12,321,578 shares issued and 11,512,536 shares outstanding (2012); 11,151,963 shares issued and 10,436,332 shares outstanding (2011)	123	112
Additional paid-in capital	105,683	88,343
Accumulated other comprehensive loss—net of tax	(5,435)	(971)
Retained earnings	88,357	60,152
Treasury stock, at cost; 809,042 shares (2012) and 715,631 shares (2011)	(6,610)	(4,933)
Total stockholders’ equity	206,620	147,766
TOTAL	$2,386,845	$1,940,087
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands, except earnings per share)	2012	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$89,308	$60,508	$43,697
Investments	26,425	32,427	41,875
Total interest and dividend income	115,733	92,935	85,572
INTEREST EXPENSE:
Deposits	24,889	22,276	21,254
Advances from the Federal Home Loan Bank	5,955	6,263	7,725
Other borrowings	5,701	5,883	5,974
Total interest expense	36,545	34,422	34,953
Net interest income	79,188	58,513	50,619
Provision for loan losses	8,063	5,800	5,775
Net interest income, after provision for loan losses	71,125	52,713	44,844
NON-INTEREST INCOME:
Realized gain on securities:
Sale of mortgage-backed securities	—	2,420	13,037
Total realized gain on securities	—	2,420	13,037
Other-than-temporary loss on securities:
Total impairment losses	(3,583)	(5,942)	(6,910)
Loss recognized in other comprehensive income	780	4,401	872
Net impairment loss recognized in earnings	(2,803)	(1,541)	(6,038)
Fair value gain (loss) on trading securities	785	651	(1,039)
Total unrealized loss on securities	(2,018)	(890)	(7,077)
Prepayment penalty fee income	863	1,073	122
Mortgage banking income	16,708	4,731	1,694
Banking service fees and other income	817	659	540
Total non-interest income	16,370	7,993	8,316
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	20,339	14,524	7,371
Professional services	2,213	2,108	1,519
Occupancy and equipment	1,133	834	419
Data processing and internet	2,251	983	891
Advertising and promotional	2,703	1,025	444
Depreciation and amortization	1,316	618	235
Real estate owned and repossessed vehicles	2,382	1,554	2,661
FDIC and regulator fees	1,527	2,017	1,562
Other general and administrative	4,094	2,871	2,181
Total non-interest expense	37,958	26,534	17,283
INCOME BEFORE INCOME TAXES	49,537	34,172	35,877
INCOME TAXES	20,061	13,593	14,749
NET INCOME	$29,476	$20,579	$21,128
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$28,205	$20,270	$20,517
Basic earnings per share	$2.45	$1.88	$2.31
Diluted earnings per share	$2.33	$1.87	$2.22
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(Dollars in thousands)	2012	2011	2010
NET INCOME	$29,476	$20,579	$21,128
Change in unrealized loss on securities:
Net unrealized holding gains (losses) arising during the period	(7,412)	(8,326)	3,594
Income tax expense (benefit) related to items of other comprehensive income	(2,948)	(3,312)	1,477
Total other comprehensive income (loss), net of tax	(4,464)	(5,014)	2,117
Comprehensive income	$25,012	$15,565	$23,245
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Comprehensive Income	Total
Balance as of June 30, 2009	5,305	$9,830	8,706,075	(623,307)	8,082,768	$87	$61,320	$19,365	$1,926	$(3,589)		$88,939
Comprehensive income:
Net income	—	—	—	—	—	—	—	21,128	—	—	$21,128	21,128
Net unrealized gain from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	2,117	—	2,117	2,117
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$23,245
Cash dividends on preferred stock	—	—	—	—	—	—	—	(611)	—	—		(611)
Issuance of common stock	—	—	1,226,276	—	1,226,276	12	15,082	—	—	—		15,094
Convert preferred stock to common stock	(4,790)	(4,767)	531,690	—	531,690	6	4,761	—	—	—		—
Stock-based compensation expense	—	—	—	—	—	—	866	—	—	—		866
Restricted stock grants	—	—	56,575	(17,328)	39,247	—	181	—	—	(289)		(108)
Stock option exercises and tax benefits of equity compensation	—	—	307,057	(2,063)	304,994	3	2,395	—	—	(15)		2,383
Balance as of June 30, 2010	515	$5,063	10,827,673	(642,698)	10,184,975	$108	$84,605	$39,882	$4,043	$(3,893)		$129,808
Comprehensive income:
Net income	—	—	—	—	—	—	—	20,579	—	—	$20,579	20,579
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(5,014)	—	(5,014)	(5,014)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$15,565
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—		(309)
Stock-based compensation expense	—	—	—	—	—	—	2,153	—	—	—		2,153
Restricted stock grants	—	—	195,909	(72,933)	122,976	3	314	—	—	(1,040)		(723)
Stock option exercises and tax benefits of equity compensation	—	—	128,381	—	128,381	1	1,271	—	—	—		1,272
Balance as of June 30, 2011	515	$5,063	11,151,963	(715,631)	10,436,332	$112	$88,343	$60,152	$(971)	$(4,933)		$147,766

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Comprehensive Income	Total
Comprehensive income:
Net income	—	—	—	—	—	—	—	29,476	—	—	$29,476	29,476
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(4,464)	—	(4,464)	(4,464)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$25,012
Cash dividends on preferred stock	—	—	—	—	—	—	—	(1,271)	—	—		(1,271)
Issuance of convertible preferred stock	20,182	19,487	—	—	—	—	—	—	—	—		19,487
Issuance of common stock	—	—	862,500	—	862,500	9	13,335	—	—	—		13,344
Convert preferred stock to common stock	(50)	(48)	3,096	—	3,096	1	47	—	—	—		—
Stock-based compensation expense	—	—	—	—	—	—	2,493	—	—	—		2,493
Restricted stock grants	—	—	229,497	(93,411)	136,086	1	659	—	—	(1,677)		(1,017)
Stock option exercises and tax benefits of equity compensation	—	—	74,522	—	74,522	—	806	—	—	—		806
Balance as of June 30, 2012	20,647	$24,502	12,321,578	(809,042)	11,512,536	$123	$105,683	$88,357	$(5,435)	$(6,610)		$206,620
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,476	$20,579	$21,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(11,177)	(16,663)	(24,062)
Net accretion of discounts on loans	(1,950)	(3,861)	(3,840)
Amortization of borrowing costs	—	1	15
Stock-based compensation expense	2,493	2,153	866
Net gain on sale of investment securities	—	(2,420)	(13,037)
Valuation of financial instruments carried at fair value	(785)	(651)	1,039
Impairment charge on securities	2,803	1,541	6,038
Provision for loan losses	8,063	5,800	5,775
Deferred income taxes	(2,328)	(226)	(4,367)
Origination of loans held for sale	(664,622)	(216,868)	(114,842)
Unrealized gain on loans held for sale	(549)	(350)	—
Gain on sales of loans held for sale	(16,159)	(4,953)	(1,694)
Proceeds from sale of loans held for sale	590,066	214,261	114,215
Loss on sale of other real estate and foreclosed assets	1,878	2,116	1,657
Depreciation and amortization of furniture, equipment and software	1,316	618	235
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(1,295)	(1,537)	828
Other assets	(163)	1,213	(3,184)
Accrued interest payable	(435)	258	(129)
Accounts payable and accrued liabilities	7,097	3,104	(1,641)
Net cash provided by (used) in operating activities	(56,271)	4,115	(15,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(78,367)	(284,034)	(223,754)
Proceeds from sales of mortgage-backed securities	—	16,523	27,118
Proceeds from repayment of securities	118,409	323,636	284,513
Purchase of stock of the Federal Home Loan Bank	(8,437)	(66)	—
Proceeds from redemption of stock of the Federal Home Loan Bank	3,220	2,751	700
Origination of loans, net	(732,826)	(608,901)	(74,702)
Proceeds from sale of loans held for investment	83,985	—	—
Proceeds from sales of repossessed assets	8,401	3,484	6,650
Purchases of loans, net of discounts and premiums	—	(124,784)	(185,812)
Principal repayments on loans	278,240	163,348	93,788
Purchases of furniture, equipment and software	(2,571)	(3,150)	(420)
Net cash used in investing activities	(329,946)	(511,193)	(71,919)

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$274,763	$372,145	$319,656
Proceeds from the Federal Home Loan Bank advances	225,000	332,000	161,000
Repayment of the Federal Home Loan Bank advances	(108,000)	(210,000)	(241,000)
Proceeds from other borrowings and securities sold under agreements to repurchase	—	2,500	—
Repayments from other borrowings and securities sold under agreements to repurchase	(12,500)	—	—
Proceeds from borrowing at the Fed Discount Window	—	—	125,000
Repayment of borrowing at the Fed Discount Window	—	—	(285,000)
Proceeds from exercise of common stock options	726	922	1,790
Proceeds from issuance of convertible preferred stock	19,487	—	—
Proceeds from issuance of common stock	13,344	4	15,094
Tax benefit from exercise of common stock options and vesting of restricted stock grants	740	663	789
Cash dividends on preferred stock	(969)	(309)	(611)
Net cash provided by financing activities	412,591	497,925	96,718
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,374	(9,153)	9,799
CASH AND CASH EQUIVALENTS—Beginning of year	9,052	18,205	8,406
CASH AND CASH EQUIVALENTS—End of year	$35,426	$9,052	$18,205
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$36,980	$34,164	$35,066
Income taxes paid	$15,255	$13,697	$20,174
Transfers to other real estate and repossessed vehicles	$1,817	$11,746	$5,467
Transfers from loans held for investment to loans held for sale	$81,029	$6,911	$—
Transfers from loans held for sale to loans held for investment	$29,786	$—	$—
Securities transferred from held-to-maturity to available-for-sale portfolio	$—	$—	$1,245
Preferred stock dividends declared but not paid	$302	$—	$—
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(Dollars in thousands, except earnings per share)

 1. ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, BofI Federal Bank (collectively, the “Company”). All significant intercompany balances have been eliminated in consolidation.

BofI Holding, Inc. was incorporated in the State of Delaware on July 6, 1999 for the purpose of organizing and launching an Internet-based savings bank. BofI Federal Bank (the “Bank”), which opened for business over the Internet on July 4, 2000, is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”), its primary regulator. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposit accounts up to the maximum allowable amount.

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

Cash Flows. Cash and cash equivalents include cash, due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days. Net cash flows are reported for customer deposit transactions.

Restrictions on Cash. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $17,379 and $3,197 at June 30, 2012 and 2011, respectively.

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

Concentration of Credit Risk. The Bank’s loan portfolio was collateralized by various forms of real estate with approximately 55.4% of our mortgage portfolio located in California at June 30, 2012. The Bank’s loan portfolio contains concentrations of credit in multifamily, single family, commercial, and home equity. The Bank believes its underwriting standards combined with its low LTV requirements substantially mitigate the risk of loss which may result from these concentrations.

Securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has both the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Trading securities refer to certain types of assets that banks hold for resale at a profit or when the Company elects to account for certain securities at fair value. Increases or decreases in the fair value of trading securities are recognized in earnings as they occur. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Interest income on all portfolio segments is generally discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Loans held for sale as of June 30, 2012 were carried at the lower of cost or fair value.

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

The allowance for loan loss includes specific and general reserves. Specific reserves are provided for impaired loans considered Troubled Debt Restructurings ("TDRs"). All other impaired loans are written down through charge-offs to the fair value of collateral, less estimated selling cost, and no specific or general reserve is provided. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which terms have been modified resulting in a concession and for which the borrower is experiencing financial difficulties are considered TDRs and classified as impaired. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.

A general reserve is included in the allowance for loan loss and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates for the previous three fiscal years and applies the average historic rates to the outstanding loan balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors. The following portfolio segments have been identified: single family, home equity, multi-family, commercial real estate and land, recreational vehicles, and other.

For the Company’s single family, commercial and multifamily loans, the allowance methodology takes into consideration the risk that the original borrower information may have adversely changed in two ways. First, in calculating the quantitative factor for the Company’s general loan loss allowance, the actual loss experience is tracked and stratified by original LTV and year of origination. As a result, the Company uses relatively higher loss rates across the LTV bands for loans originated and purchased in years 2005 through 2008 compared to the same LTV ranges for loans originated before 2005 or after 2008. Second, the Company uses a number of qualitative factors to reflect additional risk. One qualitative loss factor is real estate valuation risk which is applied to each LTV band primarily based upon the year the real estate loan was originated or purchased. Based upon price appreciation indices, multifamily property values in years 2005 through 2008 experienced significant declines. As a result, the Company applies a relatively higher qualitative loss factor rate across the LTV bands for loans originated and purchased in years 2005 through 2008 compared to the same LTV ranges for loans originated or purchased before 2005 or after 2008.

For the Company's home equity loans, the allowance methodology takes into consideration the risk that the original borrower information may have adversely changed in two ways. First, in calculating the quantitative factor for the Company's general loan loss allowance, the actual loss experience is tracked and stratified by original combined LTV of the 1st and 2nd liens. As a result, the Company allocates higher loss rates in proportion to the greater the CLTV. Second, the Company uses a number of qualitative factors to reflect additional risk.  The Company does not have any individual purchased home equity loans in its portfolio and given the limited time frame under which the Company originated home equity loans, 2006-2009, no additional risk allocation  is used.

For the Company's RV / auto loan portfolio, the allowance methodology takes into consideration potential adverse changes to the borrower's financial condition since time of origination. The general loan loss reserves for RV / auto are stratified based upon borrower FICO scores. First, to account for potential deterioration of borrower's credit history, since time of origination, due to downturn in the economy or other factors, the Company refreshes the FICO scores used to drive the allowance on a semi-annual basis. The Company believes that current borrower credit history is a better predictor of potential loss, then that was used at time of origination. Second, the Company uses a number of qualitative factors to reflect additional risk.
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

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as separate components of equity.

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

On January 21, 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures, to provide for the following:

•	Disclosures of transfers in and out of Level 1 and 2 financial instrument categories, including the entity’s policy for transfers in and out of all categories.

•	Clarification of the need to disclose valuation techniques and inputs for both recurring and nonrecurring measurements for Level 2 and 3 measurements.

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

In January 2011, the FASB deferred the effective date of Disclosures about Troubled Debt Restructurings (“TDRs”). This delay was intended to allow the FASB time to complete deliberations on what constitutes a TDR. The effective date of the new disclosures regarding TDRs for public entities and the guidelines for determining what constitutes a troubled debt restructuring will be effective upon issuance. The adoption of this standard is had no material effect on the Company’s financial position, results of operations or cash flows.
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

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure requirements in U.S. GAAP and IFRSs." ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (l) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company's interim period beginning on or after December 15, 2011. The provisions of ASU No. 2011-04 did not have a material impact on the Company's financial condition, cash flows, or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income with a total for other comprehensive income, a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provision of ASU No. 2011-05 is effective for the Company's interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company's statements of income and the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 did not have a material impact on the Company's financial condition, cash flows, or results of operations.

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

Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At June 30, 2012, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 34.5% of all banks in the collateral pools, compared to 14.7% of the banks actually in default as of June 30, 2012. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At June 30, 2012, the Company used a weighted average discount margin of 450 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at June 30, 2012 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $725. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $861.

Securities—available-for-sale and held-to-maturity. Available-for-sale securities are recorded at fair value and consist of residential mortgage-backed securities (RMBS) issued by U.S. agencies, RMBS issued by non-agencies, municipals, as well as other debt securities. Held-to-maturity securities are recorded at amortized cost and consist of RMBS issued by U.S. agencies, RMBS issued by non-agencies, as well as municipal securities. Fair value for U.S. agency securities and municipal securities are generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available-for-sale or held-to-maturity.

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted increase or decrease in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate reported in May 2012 was 8.2%. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects that severities have already begun to improve.

To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at June 30, 2012 are from 1.5% up to 31.6% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at June 30, 2012 are from 1.6% up to 82.2% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2012, the Company computed its discount rates as a spread between 222 and 756 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.

The Bank's estimate of fair value for non-agency securities using Level 3 pricing is highly subjective and is based on the Bank's estimate of voluntary prepayments, default rates, severities and discount margins, which are forecasted monthly over the remaining life of each security.  Changes in one or more of these assumptions can cause a significant change in the estimated fair value.  For further details see table in the Fair Value - Quantitative Information about Level 3 Fair Value Measurements.

Loans Held for Sale. The fair value of mortgage loans held for sale is determined by pricing for comparable assets or by outstanding commitments from third party investors, resulting in a Level 2 classification.

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

Mortgage Banking Derivatives. Fair value for mortgage banking derivatives are either securities based upon prices in active markets for identical securities or based on quoted market prices of similar assets used to form a dealer quote or a pricing matrix, resulting in a Level 2 classification, or derivatives requiring unobservable inputs resulting in Level 3 classification.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)[1]	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,838	$5,838
Securities—available-for-sale:
Agency Debt	—	10,037	—	10,037
Agency RMBS	—	58,044	—	58,044
Non-Agency RMBS	—	—	83,127	83,127
Municipal	—	5,500	—	5,500
Other Debt Securities	—	7,451	—	7,451
Total—Securities—available-for-sale	$—	$81,032	$83,127	$164,159
Loans Held for Sale	$—	$38,469	$—	$38,469
Other assets—Derivative instruments	$—	$—	$2,368	$2,368

LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$783	$783

[1] There were no transfers between categories.
	June 30, 2011
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)[1]	Total
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,053	$5,053
Securities—Available for Sale:
Agency RMBS	—	61,919	—	61,919
Non-Agency RMBS	—	—	83,752	83,752
Total—Securities—Available for Sale	$—	$61,919	$83,752	$145,671
Loans Held for Sale	$—	$20,110	$—	$20,110
Other assets—Derivative Instruments	$—	$—	$543	$543
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$125	$125
[1] There were no transfers between categories.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the twelve months ended
	June 30, 2012
(Dollars in thousands)	Available-for-sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
Assets:
Opening Balance	$83,752	$5,053	$543	$89,348
Total gains or losses for the period:
Included in earnings—Fair value gain on trading securities	—	785	—	785
Included in earnings—Mortgage banking	—	—	1,825	1,825
Included in other comprehensive income	(1,835)	—	—	(1,835)
Purchases, issues, sales and settlements:
Purchases	19,999	—	—	19,999
Sales	(18,660)	—	—	(18,660)
Other than temporary impairment	(129)	—	—	(129)
Closing balance	$83,127	$5,838	$2,368	$91,333
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$785	$1,825	$2,610

	For the twelve months ended
	June 30, 2011
(Dollars in thousands)	Available-for-sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
Assets:
Opening Balance	$123,186	$4,402	$199	$127,787
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	2,420	—	—	2,420
Included in earnings—Fair value gain on trading securities	—	651	—	651
Included in earnings—Mortgage banking	—	—	344	344
Included in other comprehensive income	(4,320)	—	—	(4,320)
Purchases, issues, sales and settlements:
Settlements	(37,511)	—	—	(37,511)
Other than temporary impairment	(23)	—	—	(23)
Closing balance	$83,752	$5,053	$543	$89,348
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$651	$344	$995

The table below summarizes the quantitative information about Level 3 fair value measurements:

June 30, 2012
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities - Trading	$5,838	Discounted Cash Flow	Total projected defaults, Discount Rate over Treasury	28.5 to 40.4% (34.5%) 4.50% to 4.50% (4.50%)
Securities - Non agency RMBS	$83,127	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 34.5% (17.4%) 1.5 to 31.6% (14.1%) 1.6 to 82.2% (56.8%) 2.22% - 7.56% (4.58%)
Derivative Instruments, net	$1,585	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

June 30, 2011
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities - Trading	$5,053	Discounted Cash Flow	Total projected defaults, Discount Rate over Treasury	31 to 46% (35.0%) 3.62% - 3.62% (3.62%)
Securities - Non agency RMBS	$83,752	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 62.7% (14.0%) 0.7 to 22.1% (10.4%) 1.6 to 76.1% (56.2%) 2.24% - 3.30% (3.06%)
Derivative Instruments, net	$418	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

The significant unobservable inputs used in the fair value measurement of the Company's residential mortgage-backed securities are prepayment rates, probability of default, discount rate, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for Level 3 trading assets and liabilities:

	Year Ended June 30,
(Dollars in thousands)	2012	2011	2010
Interest income on investments	$125	$121	$125
Fair value adjustment	785	651	(1,039)
Total	$910	$772	$(914)

The table below summarizes assets measured for impairment on a non-recurring basis:

	June 30, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans:
Single Family	$—	$—	$11,743	$11,743
Multifamily	—	—	6,033	6,033
Commercial	$—	$—	$425	$425
RV / Auto	$—	$—	$2,076	$2,076
Total	$—	$—	$20,277	$20,277
Other real estate owned and foreclosed assets:
Single Family	—	—	146	146
Multifamily	—	—	87	87
Commercial	—	—	224	224
RV / Auto	—	—	700	700
Total	$—	$—	$1,157	$1,157
HTM Securities-Non Agency RMBS	$—	$—	$113,850	$113,850

	June 30, 2011
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans:
Single Family	$—	$—	$8,147	$8,147
Multifamily	—	—	4,919	4,919
Total	$—	$—	$13,066	$13,066
Other real estate owned and foreclosed assets:
Single Family	—	—	1,779	1,779
Multifamily	—	—	5,899	5,899
RV / Auto	—	—	1,926	1,926
Total	$—	$—	$9,604	$9,604
HTM Securities-Non Agency RMBS	$—	$—	$108,354	$108,354

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans has a carrying amount of $20,402 after a write-off of $1,854 at June 30, 2012, resulting in an additional provision for loan losses of $3,046 during the fiscal year ended June 30, 2012. At June 30, 2011, such impaired loans had a carrying amount of $17,590 after a write-off of $1,207, resulting in an additional provision for loan losses of $1,207 during the fiscal year ended June 30, 2011.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1,157 after a valuation allowance of $168 at June 30, 2012 and an expense of $12 for 2012. At June 30, 2011, the carrying amount was $7,678 after a valuation allowance of $530 and an expense of $43.

Held-to-maturity securities measured for impairment on a non-recurring basis has a carrying amount of $113,850 at June 30, 2012, after a charges to income of $2,674 and charges to other comprehensive income of $5,247 during the fiscal year ended June 30, 2012. At June 30, 2011 held-to-maturity securities measured for impairment on a non-recurring basis have a carrying amount of $108,354 after charges to income of $1,511 and charges to other comprehensive income of $4,401 during the fiscal year ended June 30, 2011. These held-to-maturity securities are valued using Level 3 inputs.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

At June 30, 2012
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans:
Single Family	$11,743	Sales comparison approach	Adjustment for differences between the comparable sales	-48.9 to 31.0% (3.2%)
Multifamily	$6,033	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-57.5 to 73.3% (0.2%)
Commercial	$425	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-7.4 to 5.2% (-1.1%)
RV/Auto	$2,076	Sales comparison approach	Adjustment for differences between the comparable sales	-62.1 to 67.4% (11.5%)
Other real estate owned:
Single Family	$146	Sales comparison approach	Adjustment for differences between the comparable sales	-12.0 to 7.1% (-2.4%)
Multifamily	$87	Sales comparison approach	Adjustment for differences between the comparable sales	34.8 to 72.7% (53.8%)
Commercial	$224	Sales comparison approach	Adjustment for differences between the comparable sales	-34.8 to 55.4 (-10.3%)
RV/Auto	$700	Sales comparison approach	Adjustment for differences between the comparable sales	-26.5 to 45.3 (8.3%)

At June 30, 2011
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans:
Single Family	$8,147	Sales comparison approach	Adjustment for differences between the comparable sales	-14.6 to 31.9% (4.3%)
Multifamily	$4,919	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	0 to .7% (.5%)
Other real estate owned:
Single Family	$1,779	Sales comparison approach	Adjustment for differences between the comparable sales	-18.3 to15.4% (-9.8%)
Multifamily	$5,899	Sales comparison approach	Adjustment for differences between the comparable sales	-34.3 to 4.9% (-20.7%)
RV/Auto	$1,926	Sales comparison approach	Adjustment for differences between the comparable sales	-29.1 to 27.5% (-2.3%)

FAIR VALUE OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair values of financial instruments at year-end were as follows:

	At June 30, 2012
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$35,426	$35,426	$—	$—	$35,426
Securities trading	5,838	—	—	5,838	5,838
Securities available-for-sale	164,159	—	81,032	83,127	164,159
Securities held-to-maturity	313,032	—	109,622	208,630	318,252
Loans held for sale, at fair value	38,469	—	38,469		38,469
Loans held for sale, at lower of cost or fair value	40,712	—	—	42,215	42,215
Loans held for investment—net	1,720,563	—	—	1,816,195	1,816,195
Financial liabilities:
Time deposits and savings	1,615,088		1,638,346	—	1,638,346
Securities sold under agreements to repurchase	120,000	—	131,132	—	131,132
Advances from the Federal Home Loan Bank	422,000	—	433,434	—	433,434
Subordinated debentures and other borrowings	5,155	—	5,162	—	5,162

	At June 30, 2011
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$9,052	$9,052	$—	$—	$9,052
Securities trading	5,053	—	—	5,053	5,053
Securities available-for-sale	145,671	—	61,919	83,752	145,671
Securities held-to-maturity	370,626	—	127,605	259,681	387,286
Loans held for sale, at fair value	20,110	—	20,110	—	20,110
Loans held for sale, at lower of cost or fair value	—	—	—	—	—
Loans held for investment—net	1,325,101	—	—	1,372,243	1,372,243
Financial liabilities:
Time deposits and savings	1,340,325		1,347,951	—	1,347,951
Securities sold under agreements to repurchase	130,000	—	142,881	—	142,881
Advances from the Federal Home Loan Bank	305,000	—	311,477	—	311,477
Subordinated debentures and other borrowings	7,655	—	7,655	—	7,655
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

3. SECURITIES
The amortized cost, carrying amount and fair value for the major categories of securities available-for-sale, held-to-maturity and trading at June 30, 2012 and 2011 were:

	June 30, 2012
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS) :
U.S. agencies[1]	$—	$56,456	$1,852	$(264)	$58,044	$67,037	$3,576	$—	$70,613
Non-agency[2]	—	75,755	7,671	(299)	83,127	209,804	12,469	(13,643)	208,630
Total mortgage-backed securities	—	132,211	9,523	(563)	141,171	276,841	16,045	(13,643)	279,243
Other debt securities:
U.S. agencies[1]	—	10,033	4	—	10,037	—	—	—	—
Municipal	—	5,749	—	(249)	5,500	36,191	2,818	—	39,009
Non-agency	5,838	7,444	7	—	7,451	—	—	—	—
Total other debt securities	5,838	23,226	11	(249)	22,988	36,191	2,818	—	39,009
Total debt securities	$5,838	$155,437	$9,534	$(812)	$164,159	$313,032	$18,863	$(13,643)	$318,252

	June 30, 2011
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS) :
U.S. agencies[1]	$—	$60,212	$1,707	$—	$61,919	$77,941	$2,317	$(196)	$80,062
Non-agency[2]	—	74,545	9,406	(199)	83,752	246,455	15,851	(2,625)	259,681
Total mortgage-backed securities	—	134,757	11,113	(199)	145,671	324,396	18,168	(2,821)	339,743
Other debt securities:
U.S. agencies[1]	—	—	—	—	—	9,976	—	(149)	9,827
Municipal	—	—	—	—	—	36,254	1,517	(55)	37,716
Non-agency	5,053	—	—	—	—	—	—	—	—
Total other debt securities	5,053	—	—	—	—	46,230	1,517	(204)	47,543
Total debt securities	$5,053	$134,757	$11,113	$(199)	$145,671	$370,626	$19,685	$(3,025)	$387,286
1 U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
2 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $83,127 at June 30, 2012 consists of 25 different issues of super senior securities with a fair value of $53,191; two senior structured whole loan securities with a fair value of $29,881 and three mezzanine z-tranche securities with a fair value of $55 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2010 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $209,804 at June 30, 2012 consists of 82 different issues of super senior securities totaling $206,221 and one senior-support security with a carrying value of $3,583. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired, although not credit related and therefore no expense was recorded for the fiscal years 2012 and 2011. At June 30, 2012, the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $3,724, respectively. The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at June 30, 2012 and 2011 were $215,199 and $420,042 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2012
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
RMBS:
U.S. agencies	$8,729	$(177)	$7,181	$(87)	$15,910	$(264)	$10	$—	$—	$—	$10	$—
Non-agency	2,502	(299)	—	—	2,502	(299)	56,904	(8,476)	36,374	(5,167)	93,278	(13,643)
Total RMBS securities	11,231	(476)	7,181	(87)	18,412	(563)	56,914	(8,476)	36,374	(5,167)	93,288	(13,643)
Other Debt:
U.S. agencies	5,500	(249)	—	—	5,500	(249)	—	—	—	—	—	—
Municipal Debt	—	—	—	—	—	—	—	—	—	—	—	—
Total Other Debt	5,500	(249)	—	—	5,500	(249)	—	—	—	—	—	—
Total debt securities	$16,731	$(725)	$7,181	$(87)	$23,912	$(812)	$56,914	$(8,476)	$36,374	$(5,167)	$93,288	$(13,643)

	June 30, 2011
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—	$9,903	$(196)	$—	$—	$9,903	$(196)
Non-agency	2,674	(199)	—	—	2,674	(199)	18,946	(262)	46,665	(2,363)	65,611	(2,625)
Total RMBS securities	2,674	(199)	—	—	2,674	(199)	28,849	(458)	46,665	(2,363)	75,514	(2,821)
Other Debt:
U.S. agencies	—	—	—	—	—	—	9,828	(149)	—	—	9,828	(149)
Municipal Debt	—	—	—	—	—	—	5,567	(55)	—	—	5,567	(55)
Total Other Debt	—	—	—	—	—	—	15,395	(204)	—	—	15,395	(204)
Total debt securities	$2,674	$(199)	$—	$—	$2,674	$(199)	$44,244	$(662)	$46,665	$(2,363)	$90,909	$(3,025)

There were ten securities that were in a continuous loss position at June 30, 2012 for a period of more than 12 months. There were 8 securities that were in a continuous loss position at June 30, 2011 for a period of more than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	At June 30,
(Dollars in thousands)	2012	2011
Beginning balance	$(9,033)	$(7,492)
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	(563)	(1,324)
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	(2,239)	(217)
Ending balance	$(11,835)	$(9,033)

At June 30, 2012, 45 non-agency RMBS with a total carrying amount of $116,818 were determined to have cumulative credit losses of $11,835 of which $1,541 was recognized in earnings during fiscal 2011 and $2,802 was recognized in earnings during fiscal 2012. This year’s other-than-temporary impairment of $2,802 is related to 34 non-agency RMBS with a total carrying amount of $95,673. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary-impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.

To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 2. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted increase or decrease in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate reported in May 2012 was 8.2%. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects that severities have already begun to improve.

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

The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	At June 30,
(Dollars in thousands)	2012	2011	2010
Proceeds	$—	$16,523	$27,118
Gross realized gains	—	2,420	13,037
Gross realized loss	—	—	—
Net gain on securities	$—	$2,420	$13,037

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

	At June 30,
(Dollars in thousands)	2012	2011
Available-for-sale debt securities—net unrealized gains	$8,722	$10,914
Held-to-maturity debt securities—other-than-temporary impairment loss	(17,784)	(12,538)
Subtotal	(9,062)	(1,624)
Tax provision	3,627	653
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(5,435)	$(971)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity were:

	At June 30, 2012
	Available-for-sale		Held-to-maturity		Trading
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$2,727	$2,797	$2,513	$2,643
Due one to five years	10,766	11,034	9,671	10,169
Due five to ten years	12,991	13,293	11,041	11,610
Due after ten years	29,972	30,920	43,812	46,191
Total RMBS—U.S. agencies	56,456	58,044	67,037	70,613	—
RMBS—Non-agency:
Due within one year	24,511	25,832	31,576	31,521
Due one to five years	27,006	29,571	69,732	70,538
Due five to ten years	13,594	15,308	34,978	35,373
Due after ten years	10,644	12,416	73,518	71,198
Total RMBS—Non-agency	75,755	83,127	209,804	208,630	—
Other debt:
Due within one year	11,545	11,301	—	—
Due one to five years	11,681	11,687	108	113
Due five to ten years	—	—	1,791	1,920
Due after ten years	—	—	34,292	36,976	5,838
Total other debt	23,226	22,988	36,191	39,009	5,838
Total	$155,437	$164,159	$313,032	$318,252	$5,838
1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

4. LOANS & ALLOWANCE FOR LOAN LOSS
Loans were as follows:

	At June 30,
(Dollars in Thousands)	2012	2011
Mortgage loans on real estate:
Residential single family (one to four units)	$863,624	$517,637
Home equity	29,167	36,424
Residential multifamily (five units or more)	687,661	647,381
Commercial and land	35,174	37,985
Consumer—Recreational vehicle	24,324	30,406
Commercial secured and other	100,549	66,582
Total gross loans	1,740,499	1,336,415
Allowance for loan losses	(9,636)	(7,419)
Unaccreted discounts and loan fees	(10,300)	(3,895)
Net loans	$1,720,563	$1,325,101

An analysis of the allowance for loan losses is as follows for the fiscal year ended:

(Dollars in Thousands)	2012	2011	2010
Balance—beginning of period	$7,419	$5,893	$4,754
Provision for loan loss	8,063	5,800	5,775
Charged off	(5,682)	(4,513)	(4,636)
Transfers to held for sale	(213)	—	—
Recoveries	49	239	—
Balance—end of period	$9,636	$7,419	$5,893

An analysis of impaired loans is as follows for the fiscal year ended:

(Dollars in Thousands)	2012	2011	2010
Non-performing loans—90+ days past due plus other non-accrual loans	$13,168	$8,417	$8,590
Troubled debt restructured loans—non-accrual	3,954	1,195	3,113
Troubled debt restructured loans—performing	3,280	7,748	3,736
Total impaired loans	$20,402	$17,360	$15,439

At June 30, 2012, the carrying value of impaired loans is net of write offs of $3,162 and there are specific reserves of $1,043. At June 30, 2012, $8,799 of impaired loans had no specific allowance allocations. The average carrying value of impaired loans was $20,236 and $13,418 for the fiscal year ended June 30, 2012 and 2011, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at June 30, 2012 or 2011. Loans past due 90 days or more which were still accruing were zero and $3,956 at June 30, 2012 and 2011, respectively. For loans past due 90 days or more and still accruing, the Company has received principal and interest from the servicer, even though the borrower is delinquent. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected from the sale of collateral.

The Company has allocated $609 and $805 of the allowance to customers whose loans have been restructured and were determined to be TDRs as of June 30, 2012 and 2011, respectively. The Company does not have any commitments to fund TDR loans at June 30, 2012.

At June 30, 2012 and 2011, approximately 55.44% and 59.10%, respectively, of the Company’s real estate loans are collateralized with real-property collateral located in California and therefore exposed to economic conditions within this market region.

In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There were no new related party loans granted during the fiscal year ended June 30, 2012, and six interest rate modifications of existing loans for $9,393. During the fiscal year 2011, two related party loans were granted totaling $2,587, including the refinance of four existing loans for $7,374. Total principal payments on related party loans were $240 and $214 during the years ended June 30, 2012 and 2011, respectively. At June 30, 2012 and 2011, these loans amounted to $9,233 and $9,473, respectively, and are included in loans held for investment. Interest earned on these loans was $122 and $209 during the years ended June 30, 2012 and 2011, respectively.

The Company’s loan portfolio consists of approximately 17.69% fixed interest rate loans and 82.31% adjustable interest rate loans as of June 30, 2012. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.

At June 30, 2012 and 2011, purchased loans serviced by others were $243,744 or 14.00% and $311,023 or 23.27% respectively, of the loan portfolio.

Allowance for Loan Loss. We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at June 30, 2012, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

Allowance for Credit Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.

The Company provides general loan loss reserves for its recreational vehicles ("RV") and auto loans based upon the borrower's credit score at the time of origination and the Company's loss experience to date. The Company obtains updated credit scores for its auto and recreational vehicle borrowers approximately every six months. The updated credit score will result in a higher or lower general loan loss allowance depending on the change in borrowers’ FICO scores and the resulting shift in loan balances among the five FICO bands from which the Company measures and calculates its reserves. For the general loss reserve, the Company does not use individually updated credit scores or valuations for the real estate collateralizing its real estate loans, but does recalculate the LTV based upon principal payments made during each quarter.

The allowance for loan loss for the RV and auto loan portfolio at June 30, 2012 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $22,247 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $6,413; 715 —769: $7,063; 700 — 714: $1,349; 660 —699: $3,644 and less than 660: $3,778.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ("LTV") at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2012, the LTV groupings for each significant mortgage class were as follows:

The Company had $851,881 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $614,580; 61% —70%: $185,723; 71% —80%: $38,069; and greater than 80%: $13,509.

The Company had $681,628 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $319,386; 56% —65%: $228,759; 66% —75%: $113,027; 76%—80%: $14,442 and greater than 80%: $6,014. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that multifamily loans originated by the Bank require lower estimated loss rates.

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2012, the Company had $316.1 million of interest only loans and $7.5 million of option adjustable-rate mortgage loans. Through June 30, 2012, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

The Company had $34,749 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $21,016; 51% —60%: $9,035; 61%—70%: $4,698; 71%—80%: $0; and greater than 80%: $0.

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

The following table summarizes activity in the allowance for loan losses:

	June 30, 2012
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at July 1, 2011	$2,277	$158	$2,326	$167	$2,441	$50	$7,419
Provision for loan loss	3,871	409	1,871	325	1,432	155	8,063
Charge-offs	(2,028)	(375)	(1,469)	(94)	(1,714)	(2)	(5,682)
Transfers to held for sale	(43)	—	(170)	—	—	—	(213)
Recoveries	49	—	—	—	—	—	49
Balance at June 30, 2012	$4,126	$192	$2,558	$398	$2,159	$203	$9,636

	June 30, 2011
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at July 1, 2010	$1,721	$205	$1,860	$213	$1,859	$35	$5,893
Provision for loan loss	1,688	40	1,179	(46)	2,897	42	5,800
Charge-offs	(1,132)	(103)	(936)	—	(2,315)	(27)	(4,513)
Recoveries	—	16	223	—	—	—	239
Balance at June 30, 2011	$2,277	$158	$2,326	$167	$2,441	$50	$7,419

The following table presents our loans evaluated individually for impairment by portfolio class:

	At June 30, 2012
(Dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Single Family
Purchased	$6,589	$8,837	$—
Multifamily
Purchased	1,510	1,602	—
RV / Auto	698	1,522	—
Other
With an allowance recorded:
Single Family
In-house originated	18	18
Purchased	5,139	5,127	40
Multifamily
Purchased	4,480	4,507	393
Home Equity
In-house originated	125	124	1
Commercial Secured and Other
Purchased	415	425	4
RV / Auto	1,431	1,403	605
Total	$20,405	$23,565	$1,043
As a % of total gross loans	1.17%	1.35%	0.06%
1 The recorded investment on impaired loans also includes accrued interest receivable and unaccreted discounts and loan fees totaling $3.

	At June 30, 2011
(Dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Single Family
Purchased	$3,818	$4,876	$—
Multifamily
Purchased	615	754	—
With an allowance recorded:
Single Family
In-house originated	822	822	7
Purchased	3,500	3,512	267
Multifamily
Purchased	4,281	4,308	23
Home Equity
In-house originated	216	214	2
Commercial Secured and Other
In-house originated	1,756	1,748	4
RV / Auto	2,639	2,563	756
Total	$17,647	$18,797	$1,059
As a % of total gross loans	1.32%	1.42%	0.08%
1 The recorded investment on impaired loans also includes accrued interest receivable and unaccreted discounts and loan fees totaling $56.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2012
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$40	$1	$393	$4	$605	$—	$1,043
Collectively evaluated for impairment	4,086	191	2,165	394	1,554	203	8,593
Total ending allowance balance	$4,126	$192	$2,558	$398	$2,159	$203	$9,636
Loans:
Loans individually evaluated for impairment[1]	$11,743	$124	$6,033	$425	$2,077	$—	$20,402
Loans collectively evaluated for impairment	851,881	29,043	681,628	34,749	22,247	100,549	1,720,097
Principal loan balance	863,624	29,167	687,661	35,174	24,324	100,549	1,740,499
Unaccreted discounts and loan fees	(112)	40	(481)	(79)	494	(10,162)	(10,300)
Accrued interest receivable	2,594	147	2,596	139	108	609	6,193
Total recorded investment in loans	$866,106	$29,354	$689,776	$35,234	$24,926	$90,996	$1,736,392
1 Loans evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2011
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$274	$2	$23	$4	$756	$—	$1,059
Collectively evaluated for impairment	2,003	156	2,303	163	1,685	50	6,360
Total ending allowance balance	$2,277	$158	$2,326	$167	$2,441	$50	$7,419
Loans:
Loans individually evaluated for impairment[1]	$8,147	$214	$4,919	$1,748	$2,563	$—	$17,591
Loans collectively evaluated for impairment	509,490	36,210	642,462	36,237	27,839	66,586	1,318,824
Principal loan balance	517,637	36,424	647,381	37,985	30,402	66,586	1,336,415
Unaccreted discounts and loan fees	(1,938)	89	(2,488)	(132)	731	(157)	(3,895)
Accrued interest receivable	1,351	210	2,275	186	158	574	4,754
Total recorded investment in loans	$517,050	$36,723	$647,168	$38,039	$31,291	$67,003	$1,337,274
1 Loans evaluated for impairment include TDRs that have been performing for more than six months.

IMPAIRED LOANS AND NON-PERFORMING LOANS
Non-performing loans consisted of the following:

	At June 30,
(Dollars in thousands)	2012	2011
Nonaccrual loans:
Loans secured by real estate:
Single family
In-house originated	$18	$796
Purchased	10,081	5,790
Home equity loans
In-house originated	102	157
Multifamily
Purchased	5,757	2,744
Commercial Secured and Other
Purchased	425	—
Total nonaccrual loans secured by real estate	16,383	9,487
RV/Auto	739	125
Total non-performing loans	$17,122	$9,612
Non-performing loans to total loans	0.98%	0.72%

The increase in non-performing loans as a percent of total loans is the result of one multifamily loan and 14 single family loans. Approximately 23.09% of our non-performing loans at June 30, 2012 were considered TDRs, compared to 12.44% at June 30, 2011. Borrowers which make timely payments after TDRs are considered non-performing for at least six months.

Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 49.50% of the Bank’s non-performing loans are single family first mortgages already written down to 38.54% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers. We are considering legal options to acquire the servicing in an effort to accelerate the resolution of these loans and to reduce non-performing loan levels.

The following table provides the outstanding unpaid balance of loans that are performing and non-performing by portfolio class:

	At June 30, 2012
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Performing	$853,525	$29,065	$681,904	$34,749	$23,585	$100,549	$1,723,377
Non-performing	10,099	102	5,757	425	739	—	17,122
Total	$863,624	$29,167	$687,661	$35,174	$24,324	$100,549	$1,740,499

	At June 30, 2011
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Performing	$511,051	$36,267	$644,637	$37,985	$30,277	$66,586	$1,326,803
Non-performing	6,586	157	2,744	—	125	—	9,612
Total	$517,637	$36,424	$647,381	$37,985	$30,402	$66,586	$1,336,415

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	June 30, 2012
	Single Family			Multifamily			Commercial
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$687,494	$166,031	$853,525	$433,858	$248,046	$681,904	$7,547	$27,202	$34,749
Non-performing	18	10,081	10,099	—	5,757	5,757	—	425	425
Total	$687,512	$176,112	$863,624	$433,858	$253,803	$687,661	$7,547	$27,627	$35,174

	June 30, 2011
	Single Family			Multifamily			Commercial
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$291,548	$219,503	$511,051	$349,276	$295,361	$644,637	$9,704	$28,281	$37,985
Non-performing	796	5,790	6,586	—	2,744	2,744	—	—	—
Total	$292,344	$225,293	$517,637	$349,276	$298,105	$647,381	$9,704	$28,281	$37,985

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. During the temporary period of modification, the company classifies these loans as performing TDRs that consisted of the following:

	June 30, 2012
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Performing loans temporarily modified as TDR	$1,644	$22	$276	$—	$1,338	$—	$3,280
Non-performing loans	10,099	102	5,757	425	739	—	17,122
Total impaired loans	$11,743	$124	$6,033	$425	$2,077	$—	$20,402
Interest income recognized on performing TDR’s	$63	$2	$20	$—	$109	$—	$194
Average balances of performing TDR’s	$1,685	$34	$1,651	$1,578	$1,729	$—	$6,677
Average balances of non-performing loans	$8,239	$107	$4,380	$215	$616	$1	$13,558

	June 30, 2011
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Performing loans temporarily modified as TDR	$1,330	$57	$2,175	$1,748	$2,438	$—	$7,748
Non-performing loans	6,586	157	2,744	—	125	—	9,612
Total impaired loans	$7,916	$214	$4,919	$1,748	$2,563	$—	$17,360
Interest income recognized on performing TDR’s	$54	$4	$21	$—	$196	$—	$275
Average balances of performing TDR’s	$1,168	$48	$1,536	$146	$2,895	$—	$5,793
Average balances of non-performing loans	$6,309	$111	$5,245	$733	$1,018	$2	$13,418

Interest recognized on performing loans temporarily modified as TDRs was $194 and $275 for the years ended June 30, 2012 and 2011, respectively. The average balances of performing loan TDRs and non-performing loans was $6,677 and $13,558 for the year ended June 30, 2012, and $5,793 and $13,418 for the year ended June 30, 2011, respectively.

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

The following table sets forth the loans modified as TDRs:

	For the twelve months ended June 30,
(Dollars in thousands)	2012	2011
Loans secured by real estate:
Single family:
Purchased	$1,181	$1,503
Home equity loans:
In-house originated	—	159
Commercial Secured and Other:
In-house originated	—	1,903
Total TDR loans secured by real estate	1,181	3,565
RV/Auto	102	402
Total loans modified as TDRs	$1,283	$3,967

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ended:

		June 30, 2012
(Dollars in Thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings:
Single family:
Purchased	2	$1,121	$1,181
RV/Auto:
In-house originated	4	102	102
Total	6	$1,223	$1,283

		June 30, 2011
(Dollars in Thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family:
Purchased	4	$1,439	$1,503
Home equity loans:
In-house originated	6	159	159
RV/Auto:
In-house originated	10	402	402
Commercial secured and other:
In-house originated	1	1,761	1,903
Total	21	$3,761	$3,967

The Company had no loans modified as TDRs within the previous twelve months for which there was a payment default for the fiscal years ended June 30, 2012 and June 30, 2011, respectively. The Company defines a payment default as 90 days past due.

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

The following table presents the composition of our loan portfolio by credit quality indicator:

	June 30, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family:
In-house originated	$682,995	$4,499	$18	$—	$687,512
Purchased	164,097	630	11,385	—	176,112
Home equity loans:
In-house originated	8,887	174	339	—	9,400
Purchased	19,767	—	—	—	19,767
Multifamily:
In-house originated	430,097	3,258	503	—	433,858
Purchased	241,052	2,851	9,525	375	253,803
Commercial real estate and land:
In-house originated	7,547	—	—	—	7,547
Purchased	18,746	643	8,238	—	27,627
Consumer—RV/Auto	22,486	415	1,423	—	24,324
Commercial secured and other	100,549	—	—	—	100,549
Total	$1,696,223	$12,470	$31,431	$375	$1,740,499
As a % of gross loans	97.5%	0.7%	1.8%	—%	100.0%

	June 30, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family:
In-house originated	$292,319	$—	$25	$—	$292,344
Purchased	214,924	4,459	5,910	—	225,293
Home equity loans:
In-house originated	14,256	—	157	—	14,413
Purchased	22,011	—	—	—	22,011
Multifamily:
In-house originated	347,087	2,189	—	—	349,276
Purchased	289,528	5,833	2,744	—	298,105
Commercial real estate and land:
In-house originated	7,897	1,807	—	—	9,704
Purchased	26,082	2,199	—	—	28,281
Consumer—RV/Auto	29,391	657	354	—	30,402
Commercial secured and other	66,586	—	—	—	66,586
Total	$1,310,081	$17,144	$9,190	$—	$1,336,415
As a % of total gross loans	98.0%	1.3%	0.7%	—%	100.0%
The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class:

	June 30, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total
Single Family:
In-house originated	$—	$—	$—	$—
Purchased	2,398	733	8,695	11,826
Multifamily:
In-house originated	867	—	—	867
Purchased	700	—	3,124	3,824
Home Equity:
In-house originated	46	149	45	240
Purchased	—	—	—	—
Commercial:
In-house originated	—	—	—	—
Purchased	—		425	425
RV / Auto	557	347	588	1,492
Commercial secured and other	8,661	—	—	8,661
Total	$13,229	$1,229	$12,877	$27,335
As a % of gross loans	0.76%	0.07%	0.74%	1.57%

	June 30, 2011
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total
Single Family:
In-house originated	$216	$796	$—	$1,012
Purchased	1,793	1,716	8,538	12,047
Multifamily:
In-house originated	—	—	—	—
Purchased	—	289	2,744	3,033
Home Equity:
In-house originated	182	34	93	309
Purchased	—	—	—	—
Commercial:
In-house originated	—	—	—	—
Purchased	—		—	—
RV / Auto	1,306	130	85	1,521
Commercial secured and other	—	—	—	—
Total	$3,497	$2,965	$11,460	$17,922
As a % of gross loans	0.26%	0.22%	0.86%	1.34%

5. FURNITURE, EQUIPMENT AND SOFTWARE
A summary of the cost and accumulated depreciation for furniture, equipment and software is as follows:

(Dollars in thousands)	2012	2011
Leasehold improvements	$528	$92
Furniture and fixtures	1,473	1,250
Computer hardware and equipment	3,112	2,154
Software	2,365	1,411
Total	7,478	4,907
Less accumulated depreciation and amortization	(3,070)	(1,754)
Furniture, equipment and software — net	$4,408	$3,153

Depreciation and amortization expense for the years ended June 30, 2012, 2011 and 2010 amounted to $1,316, $618, and $235, respectively.

6. DEPOSITS
Deposit accounts are summarized as follows:

	2012		2011
(Dollars in thousands)	Amount	Rate*	Amount	Rate*
Non-interest bearing	$12,439	—%	$7,369	—%
Interest bearing:
Demand	94,888	0.52%	76,793	0.75%
Savings	583,955	0.72%	268,384	0.93%
Total demand and savings	678,843	0.69%	345,177	0.89%
Time deposits:
Under $100	224,140	1.85%	337,937	2.24%
$100 or more	699,666	1.75%	649,842	2.15%
Total time deposits	923,806	1.78%	987,779	2.18%
Total interest bearing	1,602,649	1.32%	1,332,956	1.85%
Total deposits	$1,615,088	1.31%	$1,340,325	1.84%
* Based on weighted-average stated interest rates at end of period.

The scheduled maturities of time deposits are as follows:

(Dollars in thousands)	As of June 30, 2012:
Within 12 months	$482,615
13 to 24 months	128,149
25 to 36 months	97,238
37 to 48 months	47,388
49 to 60 months	50,758
Thereafter	117,658
Total	$923,806

Time deposits acquired through broker relationships totaled $202.8 million and $158.2 million at June 30, 2012 and 2011, respectively.

At June 30, 2012 and 2011, the Company had deposits from principal officers, directors and their affiliates in the amount of $671 and $333, respectively.

7. ADVANCES FROM THE FEDERAL HOME LOAN BANK
At June 30, 2012 and 2011, the Company’s fixed-rate FHLB advances had interest rates that ranged from 0.21% to 5.62% with a weighted average of 1.42% and ranged from 0.12% to 5.62% with a weighted average of 2.07%, respectively.

Fixed-rate advances from FHLB are scheduled to mature as follows at June 30:

	2012		2011
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$234,000	0.52%	$138,000	1.23%
After one but within two years	43,000	2.17%	24,000	3.21%
After two but within three years	30,000	2.74%	43,000	2.17%
After three but within four years	15,000	2.46%	25,000	3.11%
After four but within five years	35,000	2.33%	35,000	2.16%
After five years	65,000	2.81%	40,000	3.47%
Total	$422,000	1.42%	$305,000	2.07%

At June 30, 2012, a total of $19.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to the Company after specified dates. Under the terms of the putable advances, the Company could be required to repay all of the principal and accrued interest before the maturity date. The weighted-average remaining contractual maturity period of the $19.0 million in advances is 2.86 years and the weighted average remaining period before such advances could be put to the Company is 0.31 years.

The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $1,119,376 and $681,122 at June 30, 2012 and 2011, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance is payable in full at its maturity date with a prepayment penalty for fixed rate advances.

The maximum amounts advanced at any month-end during the period from the FHLB were $422,000, $309,000, and $225,987 during the years ended June 30, 2012, 2011, and 2010, respectively. At June 30, 2012, the Company had $451.6 million available immediately and an additional $38.1 million available with additional collateral, for advances from the FHLB for terms up to ten years.

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has sold securities under various agreements to repurchase for total proceeds of $120,000. The repurchase agreements have fixed interest rates between 3.24% and 4.75%, weighted average rate of 4.34%, and scheduled maturities between October 2012 and December 2017. Under these agreements, the Company may be required to repay the $120,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 2.22 years and the weighted average remaining period before such repurchase agreements could be called is 0.23 years.

9. JUNIOR SUBORDINATED DEBENTURES AND OTHER BORROWINGS
Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% (2.87% at June 30, 2012), with interest paid quarterly starting February 16, 2005.

The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At June 30, 2012 and June 30, 2011 there were no amounts outstanding and the available borrowings from this source were $74,176 and $112,461, respectively. These borrowings are collateralized by consumer loans, and mortgage-backed securities totaling $131,037 and $152,983, respectively. The Bank has additional unencumbered collateral that could be pledged to the Federal Reserve Bank Discount Window to increase borrowing liquidity.

The Bank has federal funds lines of credit with two major banks totaling $20 million. At June 30, 2012, the Bank had no outstanding balance on these lines. At June 30, 2011, the Bank had an outstanding balance of $2.5 million

10. INCOME TAXES
The provision for income taxes is as follows for the years ended June 30:

(Dollars in thousands)	2012	2011	2010
Current:
Federal	$17,116	$10,784	$14,708
State	5,273	3,035	4,408
	22,389	13,819	19,116
Deferred:
Federal	(1,940)	(32)	(3,449)
State	(388)	(194)	(918)
	(2,328)	(226)	(4,367)
Total	$20,061	$13,593	$14,749

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended June 30:

	2012	2011	2010
Statutory federal tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	6.92%	6.19%	6.60%
Cash surrender value	(0.13)%	(0.18)%	(0.17)%
Non-deductible stock option expense	(0.38)%	—%	—%
Non-taxable income	(1.10)%	(1.10)%	—%
Other	0.19%	(0.13)%	(0.32)%
Effective tax rate	40.50%	39.78%	41.11%

The components of the net deferred tax asset are as follows at June 30:

(Dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses and charge-offs	$4,361	$3,598
State taxes	558	665
Stock-based compensation expense	681	529
Unrealized net losses on securities	4,024	650
Deferred Bonus	215	—
Securities impaired	7,693	6,219
Total deferred tax assets	17,532	11,661
Deferred tax liabilities:
Deferred loan fees	(112)	(566)
FHLB stock dividend	(1,159)	(929)
Other assets—prepaids	(115)	(159)
Depreciation	(1,051)	(288)
Unrealized net gains on securities	—	—
Total deferred tax liabilities	(2,437)	(1,942)
Net deferred tax asset	$15,095	$9,719

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2012 and 2011, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

At June 30, 2012 and 2011, the Company had no unrecognized tax benefits and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company is subject to federal income tax and income tax of the state of California as well as various other states. The Company’s federal income tax returns for the years ended June 30, 2009, 2010, and 2011 and its California state tax returns for the years ended June 30, 2008, 2009, 2010 and 2011 are open to audit under the statutes of limitations by the Internal Revenue Service and California Franchise Tax Board.

11. STOCKHOLDERS' EQUITY
Common Stock. Changes in common stock issued and outstanding were as follows for the years ended June 30:

	2012		2011		2010
	Issued	Outstanding	Issued	Outstanding	Issued	Outstanding
Beginning of year:	11,151,963	10,436,332	10,827,673	10,184,975	8,706,075	8,082,768
Common stock issued through option exercise or exchange	74,522	74,522	128,381	128,381	307,057	304,994
Purchase of Treasury Stock	—	—	—	—	—	—
Common stock issued through public offering	862,500	862,500	—	—	1,226,276	1,226,276
Common stock issued through preferred stock conversion	3,096	3,096	—	—	531,690	531,690
Common stock issued through grants	229,497	136,086	195,909	122,976	56,575	39,247
End of year:	12,321,578	11,512,536	11,151,963	10,436,332	10,827,673	10,184,975

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

After issuing preferred stock in 2008 (described below), the Company retained the right to require all holders of the preferred to convert to common stock once the average closing price of the Company’s common stock reached $11.00 per share for any 20 trading days. After meeting the trading-price condition, the Company adopted a resolution requiring the holders of the preferred stock to convert all of their shares to common stock effective April 14, 2010 and issued 531,690 shares of common stock in exchange for canceling the preferred stock.

In December 2011, the Company completed a public offering of 862,500 shares of our common stock, at a price per share of $16.00, to institutional and retail investors. The total shares sold in the offering include 112,500 shares purchased by the underwriter through the exercise of the over-allotment option. Net proceeds to BofI from the offering after deducting underwriting discounts and estimated transaction expenses of the offering payable by BofI were approximately $13,300.

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

During the fiscal year ended June 30, 2004, the Company issued $6,750 of Series A preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $113. Before the expiration of the conversion right, holders of the Series A converted 160 shares of Series A preferred to common stock. The Company has declared dividends to holders of its Series A preferred stock totaling $309 for each of the years ended June 30, 2012, 2011, and 2010, respectively.

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

During the fiscal year ended June 30, 2008, the Company issued $3,750 of Series B preferred stock representing 3,750 shares at a $1,000 face value. The Company declared dividends to holders of its Series B preferred stock totaling $3, for the year ended June 30, 2008. During the fiscal year ended June 30, 2009, the Company issued $1,040 Series B preferred stock representing 1,040 shares at a $1,000 face value, less issuance costs of $23. The Company declared dividends to holders of its Series B preferred stock totaling $380 and $302 for the fiscal years ended June 30, 2009 and 2010.

Effective April 14, 2010, the Company issued 531,690 shares of common stock in exchange for all 4,790 issued and outstanding shares of Series B preferred stock, with a face value of $4.79 million.

Beginning in August 2011, the Company commenced public offerings of up to $22 million in aggregate liquidation amount of a newly created series of its preferred stock designated "6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock" (the "Series B preferred stock"). The Series B preferred stock has a liquidation preference of $1,000 per share over shares of common stock and other junior securities. In the event of liquidation, the Series B preferred stock ranks pari passu with the Series A preferred stock. The Series B preferred stock is entitled to non-cumulative dividends at a rate of 6.0% per annum when and as declared by the Company’s board of directors quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Each share of the Series B preferred stock may be converted at any time, at the option of the holder, into 61.92 shares of our common stock, par value $0.01 per share Common Stock, (which reflects an approximate initial conversion price of $16.15 per share of our common stock) plus cash in lieu of fractional shares, subject to anti-dilution and other adjustments. In addition, if the closing price of our common stock exceeds $20.50 for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, we may at our option cause some or all of the Preferred Stock to be automatically converted into common stock at the then prevailing conversion rate. All or some of the Series B preferred stock may be redeemed by the Company at its option no earlier than three years from the date of issuance at a redemption price of $1,080 three years after the issuance date, $1,050 four years after the issuance date and $1,030 five years or more after the issuance date.

During the fiscal year ended June 30, 2012, the Company issued $20,182 of Series B preferred stock representing 20,182 shares at a $1,000 face value, less issuance costs of $647. In March 2012, 50 shares were converted to 3,096 shares of common stock at the holder's option. The Company declared dividends to holders of its Series B preferred stock totaling $955 for the fiscal year ended June 30, 2012.

On August 31, 2012, the Company announced that it will mandatorily convert all outstanding shares of Series B preferred stock into common stock of the Company, effective on September 11, 2012.

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

Agreement with Certain Directors to Exchange Fair Value of Options for Restricted Stock. On May 21, 2009, the Company approved a form of Exchange Agreement available to five directors of the Company who in 1999 were issued non-qualified stock option contracts for a total of 179,457 shares, each with an expiration date of August 13, 2009 and an exercise price of $4.19 per share. The Exchange Agreement allows these fully vested options to be exchanged for a smaller number of fully vested restricted stock shares under the conditions set forth in the 2004 Plan. The 2004 Plan allows each director to receive fewer restricted stock shares (net settle) and use the surrendered shares to fund income tax liabilities. On May 28, 2009, each of the five directors, entered into the Exchange Agreement and selected a future date to cancel their 1999 fully-vested stock option contracts and receive a fully-vested restricted stock grant under the 2004 Plan based upon the fair value of the option contracts canceled.

As of the fiscal year ended June 30, 2010, three of the directors had made the conversion surrendering a total of 81,973 options and received a total of 27,935 shares of restricted common stock with a fair value of $179 (including $73 income tax benefit). The remaining two directors made the exchange in August 2009, surrendering 97,482 options and received 40,349 shares of restricted common stock with a fair value of $289 (including $118 income tax benefit).

2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At June 30, 2012, there were a maximum of 2,067,401 shares available for issuance under the limits of the 2004 Plan.

Stock Options. Prior to July 1, 2005, the Company accounted for the Plans under the recognition and measurement provisions of ASC Topic 718. No stock option compensation cost was recognized in the income statements as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

The Company’s income before income taxes and net income for the fiscal year ended June 30, 2012, 2011 and 2010 included stock option compensation cost of zero, $3 and $48 respectively. The total income tax benefit was zero, $1 and $20 for year ended June 30, 2012, 2011 and 2010, respectively. At June 30, 2012, expense related to stock option grants has been fully recognized.

A summary of stock option activity under the Plans during the period July 1, 2009 to June 30, 2012 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding—July 1, 2009	760,371	$7.32
Granted	—	$—
Exercised	(266,708)	$6.70
Converted	(97,482)	$4.19
Cancelled	(261)	$7.35
Outstanding—June 30, 2010	395,920	$8.52
Granted	—	$—
Exercised	(128,381)	$7.18
Converted	—	$—
Cancelled	(6)	$7.35
Outstanding—June 30, 2011	267,533	$9.15
Granted	—	$—
Exercised	(74,522)	$9.73
Converted	—	$—
Cancelled	(2,894)	$9.10
Outstanding—June 30, 2012	190,117	$8.93
Options exercisable—June 30, 2010	394,883	$8.52
Options exercisable—June 30, 2011	267,533	$9.15
Options exercisable—June 30, 2012	190,117	$8.93
1 All options outstanding are vested.

The following table summarizes information concerning currently outstanding and exercisable options:

At June 30, 2012
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	56,700	4.1	56,700	$7.35
$8.50	7,500	3.4	7,500	$8.50
$9.20	7,500	3.2	7,500	$9.20
$9.50	73,300	3.1	73,300	$9.50
$10.00	44,617	2.0	44,617	$10.00
$11.00	500	—	500	$11.00
$8.93	190,117	3.1	190,117	$8.93

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at June 30, 2012 was $2,059. The aggregate intrinsic value of options exercised or converted during the years ended June 30, 2012, 2011 and 2010 was $432, $1,068 and $1,995, respectively. The converted options for 2010 were those exchanged by directors.

Restricted Stock and Restricted Stock Units. In July 2005, the Company’s Board of Directors approved the first stock award under the 2004 Stock Incentive Plan. On July 25, 2005, 19,300 shares were awarded to directors and employees. Additional stock awards totaling 16,100 shares were granted to directors on July 24, 2006. The stock awards vest one-third on each one-year anniversary of the grant date and 33,000 shares were vested and issued and 2,400 shares were canceled as of June 30, 2012.

During the fiscal year ended June 30, 2009, the Company’s Board of Directors granted 95,335 restricted stock units to employees and directors. The chief executive officer received 44,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2009, vest over three years, one-third on each anniversary of the grant date and 82,868 shares were vested and issued, 7,867 shares were canceled and 4,600 shares were vested but not issued as of June 30, 2012.

During the fiscal year ended June 30, 2010, the Company’s Board of Directors granted 151,018 restricted stock units to employees and directors. The chief executive officer received 80,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2010, vest over three years, one-third on each anniversary of the grant date and 121,707 shares were vested and issued, 12,388 shares were canceled and 0 shares were vested but not issued as of June 30, 2012.

During the fiscal year ended June 30, 2011, the Company’s Board of Directors granted 399,582 restricted stock units to employees and directors. The chief executive officer received 240,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2011, vest over three years, one-third on each anniversary of the grant date and 212,889 shares were vested and issued and 12,409 shares were canceled as of June 30, 2012.

During the fiscal year ended June 30, 2012, the Company’s Board of Directors granted 190,584 restricted stock units to employees and directors. The chief executive officer received 53,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2012, vest over three years, one-third on each anniversary of the grant date and 17,667 shares were vested and issued and 3,462 shares were canceled as of June 30, 2012.

The Company’s income before income taxes and net income for the years ended June 30, 2012, 2011 and 2010 included stock award expense of $2,493, $2,153 and $818, respectively. The income tax benefit was $997, $855 and $356, respectively.

The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date.

Unrecognized compensation expense related to non-vested awards aggregated to $3,988 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year ended June 30:
2013	$2,484
2014	1,156
2015	348
2016	—
Total	$3,988

The following table presents the status and changes in restricted stock grants:

		Restricted Stock and Restricted Stock Unit Shares	Weighted- Average Grant- Date Fair Value
Non-vested balance at July 1, 2009		153,104	$6.49
	Granted	151,018	$7.91
	Vested	(104,974)	$7.09
	Cancelled	—	$—
Non-vested balance at June 30, 2010		199,148	$7.88
	Granted	399,582	$11.95
	Vested	(197,442)	$9.04
	Cancelled	(11,214)	$11.77
Non-vested balance at June 30, 2011		390,074	$11.35
	Granted	190,584	$14.45
	Vested	(210,281)	$10.90
	Cancelled	(9,715)	$15.22
Non-vested balance at June 30, 2012		360,662	$13.20

The total fair value of shares vested during the years ended June 30, 2012, 2011 and 2010 was $4,083, $2,724 and $1,314.

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At June 30, 2012, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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
The following table presents the calculation of basic and diluted EPS:

(Dollars in thousands, except per share data)	2012	2011	2010
Earnings Per Common Share
Net income	$29,476	$20,579	$21,128
Preferred stock dividends	(1,271)	(309)	(611)
Net income attributable to common shareholders	$28,205	$20,270	$20,517
Average common shares issued and outstanding	11,034,890	10,307,019	8,639,450
Average unvested Restricted stock grant and RSU shares	454,300	456,552	230,003
Total qualifying shares	11,489,190	10,763,571	8,869,453
Earnings per common share	$2.45	$1.88	$2.31
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$28,205	$20,270	$20,517
Preferred stock dividends to dilutive convertible preferred	955	—	302
Dilutive net income attributable to common shareholders	$29,160	$20,270	$20,819
Average common shares issued and outstanding	11,489,190	10,763,571	8,869,453
Dilutive effect of Stock Options	61,266	93,899	109,130
Dilutive effect of convertible preferred stock	938,099	—	418,069
Total dilutive common shares issued and outstanding	12,488,555	10,857,470	9,396,652
Diluted earnings per common share	$2.33	$1.87	$2.22

14. COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases office space under an operating lease agreement scheduled to expire in October 2012. The Company pays property taxes, insurance and maintenance expenses related to this lease. Rent expense for the years ended June 30, 2012, 2011, and 2010 was $929, $693, and $339, respectively.

On December 5, 2011, the Company consummated an agreement to lease offices in San Diego which will be the future site of the Company's headquarters. The full-service 92 month lease commences on November 1, 2012. The Company will pay property taxes, insurance and maintenance expenses related to this lease.
Pursuant to the terms of these non-cancelable lease agreements in effect at June 30, 2012, future minimum lease payments are as follows:

(Dollars in thousands)	Future minimum lease payments
2013	$1,324
2014	1,571
2015	1,640
2016	1,709
2017	1,779
Thereafter	5,808
Total	$13,831

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

At June 30, 2012, we had fixed and variable rate commitments to originate or purchase loans with an aggregate outstanding principal balance of $139.2 million and 66.7 million for total commitments to originate of $205.9 million. For June 30, 2012, our fixed rate commitments to originate had rates ranging from 2.75% to 29.4%. For June 30, 2011, we had fixed and variable rate commitments to originate or purchase loans with an aggregate outstanding principal balance of $28.8 million and $36.0 million million for total commitments to originate of $64.8 million. For June 30, 2011, our fixed rate commitments to originate had rates ranging from 3.25% to 9.19%. At June 30, 2012, we also had fixed and variable rate commitments to sell loans with an aggregate outstanding principal balance of $132.8 million and $3.9 million for total commitments to sell of $136.7 million. For June 30, 2011, we had fixed and variable rate commitments to sell of $47.5 million and $6.8 million for total commitments to sell of $54.3 million. At June 30, 2012 and June 30, 2011, 81.6% and 53.3% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to tangible assets (as defined). As of June 30, 2012, the Bank met all capital adequacy requirements to which it is subject. As of June 30, 2012, the most recent filing date with the OCC, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s categorization.

The Bank’s actual capital amounts and ratios as of June 30, 2012 and 2011 are presented in the following table:

	June 30, 2012
	Actual		For Capital Adequacy Purposes		To Be well-capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (core) capital (to adjusted tangible assets)	$206,447	8.62%	$95,778	4.00%	$119,723	5.00%
Tier 1 Capital (to risk-weighted assets)	206,447	13.69%	N/A	N/A	90,510	6.00%
Total Capital (to risk-weighted assets)	216,083	14.32%	120,680	8.00%	150,850	10.00%
Tangible Capital (to tangible assets)	206,447	8.62%	35,917	1.50%	N/A	N/A

	June 30, 2011
	Actual		For Capital Adequacy Purposes		To Be well-capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (core) capital (to adjusted tangible assets)	$155,327	7.99%	$77,757	4.00%	$97,197	5.00%
Tier 1 Capital (to risk-weighted assets)	155,327	12.41%	N/A	N/A	75,084	6.00%
Total Capital (to risk-weighted assets)	162,746	13.01%	100,112	8.00%	125,141	10.00%
Tangible Capital (to tangible assets)	155,327	7.99%	29,159	1.50%	N/A	N/A

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

401(k) Plan. The Company has a 401(k) Plan whereby substantially all of its employees may participate in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. For the fiscal year ended June 30, 2012, 2011, and 2010 expense attributable to the plan amounted to $5, $0, and $1, respectively.

Deferred Compensation Plans. Effective August 1, 2003, the Company adopted the Bank of Internet USA Nonqualified Deferred Compensation Plans (“Deferred Compensation Plans”) which cover designated key management employees and directors who elect to participate. The Deferred Compensation Plans allow eligible employees and directors to elect to defer up to 100% of their compensation, including commissions, bonuses and director fees. Although the Deferred Compensation Plans provide that the Company may make discretionary contributions to a participant’s account, no such discretionary contributions have been made through the period ending June 30, 2012. Participant deferrals are fully vested at all times, and discretionary contributions, if any, will be subject to a vesting schedule specified by the Company. Participants in the Deferred Compensation Plans may elect to invest their accounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the book value of the Company’s common stock. The Compensation Committee of the Board of Directors administrates the Deferred Compensation Plans. At June 30, 2012 and 2011, there was $1 and $1 deferred in connection with the Deferred Compensation Plans.

18. PARENT-ONLY CONDENSED FINANCIAL INFORMATION
The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:
BofI Holding, Inc. CONDENSED BALANCE SHEETS

	June 30,
(Dollars in thousands)	2012	2011
ASSETS
Cash and cash equivalents	$12,426	$1,443
Loans	26	23
Investment securities	55	93
Other assets	1,301	1,537
Due from subsidiary	127	100
Investment in subsidiary	201,034	154,366
TOTAL	$214,969	$157,562
LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Accrued interest payable	16	15
Accounts payable and accrued liabilities	3,211	4,591
Total liabilities	8,382	9,761
Stockholders’ equity	206,587	147,801
TOTAL	$214,969	$157,562

BofI Holding, Inc. STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands)	2012	2011	2010
Interest income	$93	$1,025	$656
Interest expense	149	147	150
Net interest (expense) income	(56)	878	506
Provision for loan losses	—	274	—
Net interest (expense) income, after provision for loan losses	(56)	604	506
Non-interest income (loss)	(71)	1,399	12,452
Non-interest expense	2,185	2,676	6,508
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiary	(2,312)	(673)	6,450
Dividends from subsidiary	2,600	650	1,300
Equity in undistributed earnings of subsidiary	29,120	20,637	13,378
Net income	$29,408	$20,614	$21,128

BofI Holding, Inc. STATEMENT OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,408	$20,614	$21,128
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(52)	(961)	(632)
Impairment charge on securities	71	—	—
Accretion of discounts on loans	(9)	(33)	(1)
Net gain on investment securities	—	(1,423)	(12,452)
Provision for loan losses	—	274	—
Stock-based compensation expense	2,493	2,153	866
Equity in undistributed earnings of subsidiary	(29,113)	(20,637)	(13,378)
Decrease (increase) in other assets	209	(973)	(30)
Increase (decrease) in other liabilities	(3,358)	(909)	3,967
Net cash provided by (used in) operating activities	(351)	(1,895)	(532)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	—	—	(14)
Proceeds from sale of available-for-sale securities	—	1,828	13,627
Proceeds from repayments of investment securities	—	807	—
Purchase of loans, net of discount	—	(532)	(17)
Proceeds from principal repayments on loans	6	5	—
Investment in subsidiary	(22,000)	(10,000)	(21,000)
Net cash used in investing activities	(21,994)	(7,892)	(7,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock—Series B	19,487	—	—
Proceeds from exercise of common stock options	726	922	1,790
Proceeds from issuance of common stock	13,345	4	15,094
Tax effect from exercise of common stock options and vesting of restricted stock grants	739	663	789
Cash dividends on convertible preferred stock	(969)	(309)	(611)
Net cash provided by (used in) financing activities	33,328	1,280	17,062
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,983	(8,507)	9,126
CASH AND CASH EQUIVALENTS—Beginning of year	1,443	9,950	824
CASH AND CASH EQUIVALENTS—End of year	$12,426	$1,443	$9,950

19. OTHER COMPREHENSIVE INCOME
Other comprehensive income components and related tax effects were as follows:

	Year Ended June 30,
(Dollars in thousands)	2012	2011	2010
Unrealized gain (loss) from securities:
Net unrealized gain (loss) from available-for-sale securities	$(12,659)	$(10,307)	$12,390
Other-than-temporary impairment on hold to maturity securities recognized in other comprehensive income	5,247	4,401	4,241
Reclassification of net gain loss from available-for-sale securities included in income	—	(2,420)	(13,037)
Unrealized gain (loss), net of reclassification adjustments, before income tax	(7,412)	(8,326)	3,594
Income tax expense (benefit) related to items of other comprehensive income	(2,948)	(3,312)	1,477
Other comprehensive income	$(4,464)	$(5,014)	$2,117

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended in Fiscal Year 2012
(Dollars in thousands)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$30,004	$29,348	$28,616	$27,765
Interest expense	8,414	9,013	9,530	9,588
Net interest income	21,590	20,335	19,086	18,177
Provision for loan losses	2,100	2,000	1,600	2,363
Net interest income after provision for loan losses	19,490	18,335	17,486	15,814
Non-interest income	4,958	3,856	2,986	4,570
Non-interest expense	10,012	9,190	9,204	9,552
Income before income taxes	14,436	13,001	11,268	10,832
Income tax expense	5,871	5,283	4,608	4,299
Net income	$8,565	$7,718	$6,660	$6,533
Net income attributable to common stock	$8,187	$7,331	$6,280	$6,407
Basic earnings per share	$0.69	$0.62	$0.56	$0.59
Diluted earnings per share	$0.64	$0.58	$0.54	$0.58

	Quarters Ended in Fiscal Year 2011
(Dollars in thousands)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$25,334	$23,928	$22,584	$21,089
Interest expense	8,919	8,625	8,461	8,417
Net interest income	16,415	15,303	14,123	12,672
Provision for loan losses	1,450	1,150	1,600	1,600
Net interest income after provision for loan losses	14,965	14,153	12,523	11,072
Non-interest income	2,020	1,924	1,927	2,122
Non-interest expense	7,666	7,429	6,240	5,199
Income before income taxes	9,319	8,648	8,210	7,995
Income tax expense	3,774	3,373	3,283	3,163
Net income	$5,545	$5,275	$4,927	$4,832
Net income attributable to common stock	$5,467	$5,198	$4,850	$4,755
Basic earnings per share	$0.50	$0.48	$0.45	$0.45
Diluted earnings per share	$0.50	$0.48	$0.45	$0.45

21. SUBSEQUENT EVENT
On August 31, 2012, the Company announced it will exercise its right to mandatorily convert all outstanding shares of its 6.0% Series B Non-cumulative Perpetual Convertible Preferred Stock ("Preferred Stock") into Common Stock, par value $.01 per share ("Common Stock"), of the Company. The mandatory conversion date will be September 11, 2012 ("Mandatory Conversion Date").

On August 30, 2012, the trading price of the Common Stock closed at $23.52, marking the twentieth trading day in the previous 30 trading days that the Common Stock closed above $20.50, triggering the right of the Company to exercise its mandatory conversion right in accordance with the Certificate of Designations of the Preferred Stock.
On the Mandatory Conversion Date, holders of Preferred Stock will be entitled to receive 61.92 shares of Common Stock for each share of Preferred Stock converted, reflecting an approximate conversion price of $16.15 per share based on the initial issuance price of $1,000 per share of Preferred Stock. There are currently 20,132 shares of Preferred Stock outstanding, and a total of approximately 1,246,573 shares of Common Stock will be issued upon conversion of the Preferred Stock. Cash will be paid in lieu of fractional shares of Common Stock. The dividend that the Company paid on July 16, 2012 will be the final dividend declared on the Preferred Stock, and no dividend will be declared on the Preferred Stock for the interim period between June 30, 2012 and the Mandatory Conversion Date.
From and after the Mandatory Conversion Date, no shares of Preferred Stock will be deemed to be outstanding and all rights of the holders of the Preferred Stock will terminate, except for the right to receive the number of whole shares of Common Stock issuable upon conversion of the Preferred Stock and cash in lieu of any fractional shares of Common Stock, as described above.
The Common Stock issued as a result of this mandatory conversion will not decrease future diluted earnings per share because the share count used to calculate prior period diluted earnings per share already assumed the conversion.