Form 10-Q
period 2012-09-30
BofI Holding, Inc.
filed 2012-11-08
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51201
BofI HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0867444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 La Jolla Village Drive, Suite 140, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 12,815,763 shares of common stock, $0.01 par value per share, as of November 6, 2012.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	September 30, 2012	June 30, 2012
ASSETS
Cash and due from banks	$23,317	$20,638
Federal funds sold	20,027	14,788
Total cash and cash equivalents	43,344	35,426
Securities:
Trading	6,439	5,838
Available-for-sale	160,378	164,159
Held-to-maturity (fair value $309,646 as of September 2012, $318,252 as of June 2012)	300,039	313,032
Stock of the Federal Home Loan Bank, at cost	20,492	20,680
Loans held for sale, carried at fair value	52,433	38,469
Loans held for sale, lower of cost or fair value	69,567	40,712
Loans—net of allowance for loan losses of $10,171 (September 2012) and $9,636 (June 2012)	1,912,999	1,720,563
Accrued interest receivable	7,953	7,872
Furniture, equipment and software—net	5,477	4,408
Deferred income tax	15,271	15,095
Cash surrender value of life insurance	5,312	5,266
Other real estate owned and repossessed vehicles	658	1,157
Other assets	16,957	14,168
TOTAL ASSETS	$2,617,319	$2,386,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$11,650	$12,439
Interest bearing	1,841,321	1,602,649
Total deposits	1,852,971	1,615,088
Securities sold under agreements to repurchase	120,000	120,000
Advances from the Federal Home Loan Bank	404,000	422,000
Subordinated debentures and other borrowings	5,155	5,155
Accrued interest payable	1,861	1,802
Accounts payable and accrued liabilities	18,626	16,180
Total liabilities	2,402,613	2,180,225
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock— $0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 (September 2012) and 515 (June 2012) shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value and liquidation preference per share; 22,000 shares authorized; 20,132 (June 2012) shares issued and outstanding	—	19,439
Common stock—$0.01 par value; 25,000,000 shares authorized; 13,647,741 shares issued and 12,813,171 shares outstanding (September 2012); 12,321,578 shares issued and 11,512,536 shares outstanding (June 2012);	136	123
Additional paid-in capital	126,150	105,683
Accumulated other comprehensive loss—net of tax	(6,717)	(5,435)
Retained earnings	97,269	88,357
Treasury stock, at cost; 834,570 shares (September 2012) and 809,042 shares (June 2012)	(7,195)	(6,610)
Total stockholders’ equity	214,706	206,620
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,617,319	$2,386,845

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$25,208	$20,751
Investments	5,781	7,014
Total interest and dividend income	30,989	27,765
INTEREST EXPENSE:
Deposits	5,537	6,527
Advances from the Federal Home Loan Bank	1,587	1,580
Other borrowings	1,380	1,481
Total interest expense	8,504	9,588
Net interest income	22,485	18,177
Provision for loan losses	2,550	2,363
Net interest income, after provision for loan losses	19,935	15,814
NON-INTEREST INCOME:
Other than temporary loss on securities:
Total impairment losses	(2,872)	(765)
Loss recognized in other comprehensive income	1,998	168
Net impairment loss recognized in earnings	(874)	(597)
Fair value gain on trading securities	602	195
Total unrealized loss on securities	(272)	(402)
Prepayment penalty fee income	202	61
Mortgage banking income	6,456	4,785
Banking service fees and other income	375	126
Total non-interest income	6,761	4,570
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	6,369	4,705
Professional services	918	573
Occupancy and equipment	507	262
Data processing and internet	571	383
Advertising and promotional	794	458
Depreciation and amortization	337	298
Real estate owned and repossessed vehicles	98	1,784
FDIC and regulator fees	488	325
Other general and administrative	1,450	764
Total non-interest expense	11,532	9,552
INCOME BEFORE INCOME TAXES	15,164	10,832
INCOME TAXES	6,175	4,299
NET INCOME	$8,989	$6,533
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$8,912	$6,407
COMPREHENSIVE INCOME	$7,707	$6,867
Basic earnings per share	$0.73	$0.59
Diluted earnings per share	$0.67	$0.58
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2012	2011
NET INCOME	$8,989	$6,533
Change in unrealized loss on securities:
Net unrealized holding gains (losses) arising during the period	(2,138)	558
Income tax expense (benefit) related to items of other comprehensive income	856	(224)
Total other comprehensive income (loss), net of tax	(1,282)	334
Comprehensive income	$7,707	$6,867

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Net of Income Tax	Treasury Stock	Comprehensive Income	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—July 1, 2012	20,647	$24,502	12,321,578	(809,042)	11,512,536	$123	$105,683	$88,357	$(5,435)	$(6,610)		$206,620
Comprehensive income:
Net income	—	—	—	—	—	—	—	8,989	—	—	$8,989	8,989
Net unrealized gain (loss) from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(1,282)	—	(1,282)	(1,282)
Total comprehensive income											$7,707
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—		(77)
Issuance of convertible preferred stock	—	—	—	—	—	—	—	—	—	—		—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—		—
Convert preferred stock to common stock	(20,132)	(19,439)	1,246,571	—	1,246,571	12	19,427	—	—	—		—
Stock-based compensation expense	—	—	—	—	—	—	708	—	—	—		708
Restricted stock grants	—	—	77,507	(25,528)	51,979	1	311	—	—	(585)		(273)
Stock option exercises and tax benefits of equity compensation	—	—	2,085	—	2,085	—	21	—	—	—		21
BALANCE—September 30, 2012	515	$5,063	13,647,741	(834,570)	12,813,171	$136	$126,150	$97,269	$(6,717)	$(7,195)		$214,706

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,989	$6,533
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(2,047)	(3,261)
Net accretion of discounts on loans	(611)	(273)
Stock-based compensation expense	708	570
Valuation of financial instruments carried at fair value	(602)	(195)
Impairment charge on securities	874	597
Provision for loan losses	2,550	2,363
Deferred income taxes	680	1,205
Origination of loans held for sale	(254,796)	(90,369)
Unrealized gain on loans held for sale	(779)	(573)
Gain on sales of loans held for sale	(5,677)	(4,212)
Proceeds from sale of loans held for sale	219,753	147,454
Loss on sale of other real estate and foreclosed assets	46	1,478
Depreciation and amortization of furniture, equipment and software	337	298
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(81)	678
Other assets	(3,601)	(1,070)
Accrued interest payable	59	(211)
Accounts payable and accrued liabilities	1,859	4,750
Net cash provided by (used) in operating activities	(32,339)	65,762
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(7,238)	(25,002)
Proceeds from repayment of securities	23,047	38,326
Purchase of stock of Federal Home Loan Bank	(915)	(470)
Proceeds from redemption of stock of Federal Home Loan Bank	1,103	708
Origination of loans, net	(207,719)	(252,626)
Single family warehouse loans - net	(71,978)	—
Proceeds from sales of repossessed assets	454	3,355
Purchases of loans, net of discounts and premiums	(1,541)	—
Principal repayments on loans	86,311	50,463
Net purchases of furniture, equipment and software	(1,406)	(952)
Net cash used in investing activities	(179,882)	(186,198)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	237,883	153,833
Proceeds from Federal Home Loan Bank advances	33,000	48,000
Repayment of Federal Home Loan Bank advances	(51,000)	(66,000)
Repayment of other borrowings and securities sold under agreements to repurchase	—	(2,500)
Proceeds from exercise of common stock options	21	—
Proceeds from issuance of preferred stock	—	11,584
Tax benefit from exercise of common stock options and vesting of restricted stock grants	312	140
Cash dividends on preferred stock	(77)	(78)
Net cash provided by financing activities	220,139	144,979
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,918	24,543
CASH AND CASH EQUIVALENTS—Beginning of year	35,426	9,052
CASH AND CASH EQUIVALENTS—End of period	$43,344	$33,595
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$8,445	$9,799
Income taxes paid	$4,402	$125
Transfers to other real estate and repossessed vehicles	$—	$498
Transfers from loans held for investment to loans held for sale	$541	$81,029
Preferred stock dividends declared but not paid	$—	$48
Transfers from preferred stock series B to common stock	$12	$—
Transfers from preferred stock series B to additional paid-in capital	$19,427	$—
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2012 included in our Annual Report on Form 10-K.
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
Loans Held for Sale. Agency loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale as of September 30, 2012 were carried at the lower of cost or fair value.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At September 30, 2012, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 32.00% of all banks in the collateral pools, compared to 14.1% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At September 30, 2012, the Company used a weighted average discount margin of 450 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at September 30, 2012 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $780. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $924.
Securities—available-for-sale and held-to-maturity. Available-for-sale securities are recorded at fair value and consist of residential mortgage-backed securities (RMBS) and debt securities issued by U.S. agencies, RMBS issued by non-agencies, collateralized loan obligations, and municipals. Held-to-maturity securities are recorded at amortized cost and consist of RMBS issued by U.S. agencies, RMBS issued by non-agencies, and municipals. Fair value for U.S. agency securities is generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The

Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available-for-sale or held-to-maturity.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in August 2012) was 8.1%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at September 30, 2012 are from 1.6% up to 79.3% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at September 30, 2012 are from 1.1% up to 39.9% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at September 30, 2012, the Company computed its discount rates as a spread between 244 and 798 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
Loans Held for Sale. Loans held for sale at fair value are primarily single-family and multifamily residential loans. The fair value of loans held for sale is determined, by pricing for comparable assets or by existing forward sales commitment prices with investors.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and June 30, 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$6,439	$6,439
Securities—Available-for-Sale:
Agency Debt	—	10,048	—	10,048
Agency RMBS	—	54,159	—	54,159
Non-Agency RMBS	—	—	75,507	75,507
Municipal	—	5,698	—	5,698
Other Debt Securities	—	14,966	—	14,966
Total—Securities—Available-for-Sale	$—	$84,871	$75,507	$160,378
Loans Held for Sale	$—	$52,433	$—	$52,433
Other assets—Derivative instruments	$—	$—	$3,019	$3,019
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$1,659	$1,659

	June 30, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,838	$5,838
Securities—Available-for-Sale:
Agency Debt	$—	$10,037	$—	$10,037
Agency RMBS	—	58,044	—	58,044
Non-Agency RMBS	—	—	83,127	83,127
Municipal	—	5,500	—	5,500
Other Debt Securities	—	7,451	—	7,451
Total—Securities—Available-for-Sale	$—	$81,032	$83,127	$164,159
Loans Held for Sale	$—	$38,469	$—	$38,469
Other assets—Derivative instruments	$—	$—	$2,368	$2,368
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$783	$783

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the three month period ended
	September 30, 2012
(Dollars in thousands)	Available-for- Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments	Total
Assets:
Opening Balance	$83,127	$5,838	$2,368	$91,333
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	601	—	601
Included in earnings—Mortgage banking	—	—	651	651
Included in other comprehensive income	(914)	—	—	(914)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(6,706)	—	—	(6,706)
Other than temporary impairment	—	—	—	—
Closing balance	$75,507	$6,439	$3,019	$84,965

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$601	$651	$1,252

	For the three month period ended
	September 30, 2011
(Dollars in thousands)	Available-for- Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments	Total
Assets:
Opening Balance	$83,752	$5,053	$543	$89,348
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	195	—	195
Included in earnings—Mortgage banking	—	—	1,595	1,595
Included in other comprehensive income	850	—	—	850
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(2,389)	—	—	(2,389)
Other than temporary impairment	(108)	—	—	(108)
Closing balance	$82,105	$5,248	$2,138	$89,491

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$195	$1,595	$1,790

The Table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	September 30, 2012
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Securities - Trading	$6,439	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	28.4% to 35.2% (32.0%) 4.50% to 4.50% (4.50%)
Securities - Non agency MBS	$75,507	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5% to 48.7% (17.7%) 1.1% to 39.9% (14.2%) 1.6% to 79.3% (58.0%) 2.44% to 7.98% (5.07%)
Derivative Instruments, net	$1,360	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5% to 1.5%

	June 30, 2012
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Securities - Trading	$5,838	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	28.5% to 40.4% (34.5%) 4.50% to 4.50% (4.50%)
Securities - Non agency MBS	$83,127	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5% to 34.5% (17.4%) 1.5% to 31.6% (14.1%) 1.6% to 82.2% (56.8% 2.22% to 7.56% (4.58%)
Derivative Instruments, net	$1,585	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5% to 1.5%

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

The Table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 assets and liabilities that are still held at the periods indicated:

	September 30,
(Dollars in thousands)	2012	2011
Interest income on investments	$32	$30
Fair value adjustment	602	195
Total	$634	$225

The Table below summarizes assets measured for impairment on a non-recurring basis was as follows:

	September 30, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single Family	$—	$—	$12,063	$12,063
Home Equity	—	—	88	88
Multifamily	—	—	5,307	5,307
Commercial	—	—	4,454	4,454
RV/Auto	—	—	2,086	2,086
Total	—	—	23,998	23,998
Other real estate owned and foreclosed assets:
Single Family	—	—	146	146
Commercial	—	—	224	224
RV/Auto	—	—	288	288
Total	$—	$—	$658	$658
HTM Securities-Non Agency MBS	$—	$—	$108,042	$108,042

	June 30, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single Family	$—	$—	$11,743	$11,743
Multifamily	—	—	6,033	6,033
Commercial	—	—	425	425
RV/Auto	—	—	2,076	2,076
Total	—	—	20,277	20,277
Other real estate owned and foreclosed assets:
Single Family	—	—	146	146
Multifamily	—	—	87	87
Commercial	—	—	224	224
RV/Auto	—	—	700	700
Total	$—	$—	$1,157	$1,157
HTM Securities-Non Agency MBS	$—	$—	$113,850	$113,850

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $23,998 after a charge-off of $2,015, and a no valuation allowance at September 30, 2012, resulting in an additional provision for loan losses of $2,550 during the three months ended September 30, 2012. At September 30, 2011, our collateral-dependent loans had a carrying amount of $7,573 after a charge-off of $1,619.
Other real estate owned and foreclosed assets, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $658, with a valuation allowance of $38 for the three months ended September 30, 2012. Our other real estate owned and foreclosed assets had a net carrying amount of $3,653 after chargeoffs of $1,078 during the three months ended September 30, 2011.
Held-to-maturity securities measured for impairment on a non-recurring basis had a carrying amount of $108,042 at September 30, 2012, after net impairment charge to income of $874 and other comprehensive income of $1,998 during the three months ended September 30, 2012. During the three months ended September 30, 2011, the Company recognized a net impairment charge to income of $597 and other comprehensive income of $168. These held-to-maturity securities are valued using Level 3 inputs.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2012 and June 30, 2012 .
As of September 30, 2012 and June 30, 2012, the aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	September 30, 2012	June 30, 2012
Aggregate fair value	$52,433	$38,469
Contractual balance	50,769	34,982
Gain	$1,664	$3,487

The total amount of gains and losses from changes in fair value included in earnings for the three months ended September 30, 2012 and September 30, 2012 for loans held for sale were:

	September 30,
(Dollars in thousands)	2012	2011
Interest income	$431	$91
Change in fair value	555	519
Total Change in fair value	$986	$610

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2012
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans:
Single Family	$12,063	Sales comparison approach	Adjustment for differences between the comparable sales	-88.2 to 34.8% (-5.3%)
Home Equity	$88	Sales comparison approach	Adjustment for differences between the comparable sales	-33.0 to 89.6% (4.3%)
Multifamily	$5,307	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-64.3 to 73.0% (4.8%)
Commercial	$4,454	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-7.4 to 5.2% (-1.1%)
RV/Auto	$2,086	Sales comparison approach	Adjustment for differences between the comparable sales	-62.1 to 67.4% (10.8%)
Other real estate owned:
Single Family	$146	Sales comparison approach	Adjustment for differences between the comparable sales	0.1 to 17.1% (8.6%)
Commercial	$224	Sales comparison approach	Adjustment for differences between the comparable sales	-34.8 to 55.4% (10.3%)
RV/Auto	$288	Sales comparison approach	Adjustment for differences between the comparable sales	-96.1 to 45.6% (6.1%)
HTM Securities-Non-Agency MBS	$107,937	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	6.9% to 36.5% (18.1%) 1.5% to 24.9% (15.8%) 3.5% to 69.9% (59.3%) 2.50% to 7.98% (6.11%)

	June 30, 2012
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans:
Single Family	$11,743	Sales comparison approach	Adjustment for differences between the comparable sales	-48.9 to 31.0% (3.2%)
Multifamily	$6,033	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-57.5 to 73.3% (0.2%)
Commercial	$425	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-7.4 to 5.2% (-1.1%)
RV/Auto	$2,076	Sales comparison approach	Adjustment for differences between the comparable sales	-62.1 to 67.4% (11.5%)
Other real estate owned:
Single Family	$146	Sales comparison approach	Adjustment for differences between the comparable sales	-12.0 to 7.1% (-2.4%)
Multifamily	$87	Sales comparison approach	Adjustment for differences between the comparable sales	34.8 to 72.7% (53.8%)
Commercial	$224	Sales comparison approach	Adjustment for differences between the comparable sales	-34.8 to 55.4 (-10.3%)
RV/Auto	$700	Sales comparison approach	Adjustment for differences between the comparable sales	-34.8 to 55.4 (-10.3%)
HTM Securities-Non-Agency MBS	$113,069	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5% to 32.7% (18.7%) 1.5% to 28.4% (16.4%) 3.5% to 70.5% (59.4%) 2.50% to 7.56% (5.40%)

Fair value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at the periods indicated:

	September 30, 2012
		Fair Value
(Dollars in Thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$43,344	$43,344	$—	$—	$43,344
Securities trading	6,439	—	—	6,439	6,439
Securities available-for-sale	160,378	—	84,871	75,507	160,378
Securities held-to-maturity	300,039	—	109,969	199,677	309,646
Loans held for sale, at fair value	52,433	—	52,433	—	52,433
Loans held for sale, at lower of cost or market	69,567	—	—	71,543	71,543
Loans held for investment—net	1,912,999	—	—	2,015,515	2,015,515
Financial liabilities:
Time deposits and savings	1,852,971		1,894,690	—	1,894,690
Securities sold under agreements to repurchase	120,000	—	131,236	—	131,236
Advances from the Federal Home Loan Bank	404,000	—	416,255	—	416,255
Subordinated debentures and other borrowings	5,155	—	5,482	—	5,482

Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	June 30, 2012
	Fair Value
(Dollars in Thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$35,426	$35,426	$—	$—	$35,426
Securities trading	5,838	—	—	5,838	5,838
Securities available-for-sale	164,159	—	81,032	83,127	164,159
Securities held-to-maturity	313,032	—	109,622	208,630	318,252
Loans held for sale, at fair value	38,469	—	38,469	—	38,469
Loans held for sale, at lower of cost or market	40,712	—	—	42,215	42,215
Loans held for investment—net	1,720,563	—	—	1,816,195	1,816,195
Financial liabilities:
Time deposits and savings	1,615,088	—	1,638,346	—	1,638,346
Securities sold under agreements to repurchase	120,000	—	131,132	—	131,132
Advances from the Federal Home Loan Bank	422,000	—	433,434	—	433,434
Subordinated debentures and other borrowings	5,155	—	5,162	—	5,162

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
The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity at September 30, 2012 and June 30, 2012 were:

	September 30, 2012
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$52,395	$1,868	$(104)	$54,159	$63,892	$3,890	$—	$67,782
Non-agency [2]	—	69,049	6,584	(126)	75,507	199,972	11,214	(11,509)	199,677
Total mortgage-backed securities	—	121,444	8,452	(230)	129,666	263,864	15,104	(11,509)	267,459
Other debt securities:
U.S. agencies [1]	—	10,027	21	—	10,048	—	—	—	—
Municipal	—	5,697	1	—	5,698	36,175	6,012	—	42,187
Non-agency	6,439	14,684	282	—	14,966	—	—	—	—
Total other debt securities	6,439	30,408	304	—	30,712	36,175	6,012	—	42,187
Total debt securities	$6,439	$151,852	$8,756	$(230)	$160,378	$300,039	$21,116	$(11,509)	$309,646

	June 30, 2012
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$56,456	$1,852	$(264)	$58,044	$67,037	$3,576	$—	$70,613
Non-agency [2]	—	75,755	7,671	(299)	83,127	209,804	12,469	(13,643)	208,630
Total mortgage-backed securities	—	132,211	9,523	(563)	141,171	276,841	16,045	(13,643)	279,243
Other debt securities:
U.S. agencies [1]	—	10,033	4	—	10,037	—	—	—	—
Municipal	—	5,749	—	(249)	5,500	36,191	2,818	—	39,009
Non-agency	5,838	7,444	7	—	7,451	—	—	—	—
Total other debt securities	5,838	23,226	11	(249)	22,988	36,191	2,818	—	39,009
Total debt securities	$5,838	$155,437	$9,534	$(812)	$164,159	$313,032	$18,863	$(13,643)	$318,252
 __________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $75,507 at September 30, 2012 consists of twenty-five different issues of super senior securities with a fair value of $48,175; two senior structured whole loan securities with a fair value of $27,255 and three mezzanine z-tranche securities with a fair value of $77 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.
The non-agency RMBS held-to-maturity portfolio with a carrying value of $199,972 at September 30, 2012 consists of eighty-two different issues of super senior securities totaling $196,382 and one senior-support security with a carrying value of $3,590. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The

Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and the recognition of a $5,160 impairment loss during fiscal 2010 and zero during fiscal 2011 and fiscal 2012. At September 30, 2012 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $3,724, respectively. For the three months ended September 30, 2012 the security had not experienced additional impairments.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at September 30, 2012 and June 30, 2012 were $241,572 and $215,199 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2012
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$7,292	$(32)	$5,654	$(72)	$12,946	$(104)	$9	$—	$—	$—	$9	$—
Non-agency	2,653	(51)	29	(75)	2,682	(126)	67,677	(6,734)	35,540	(4,775)	103,217	(11,509)
Total RMBS securities	9,945	(83)	5,683	(147)	15,628	(230)	67,686	(6,734)	35,540	(4,775)	103,226	(11,509)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Total Other Debt	—	—	—	—	—	—	—	—	—	—	—	—
Total debt securities	$9,945	$(83)	$5,683	$(147)	$15,628	$(230)	$67,686	$(6,734)	$35,540	$(4,775)	$103,226	$(11,509)

	June 30, 2012
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$8,729	$(177)	$7,181	$(87)	$15,910	$(264)	$10	$—	$—	$—	$10	$—
Non-agency	2,502	(299)	—	—	2,502	(299)	56,904	(8,476)	36,374	(5,167)	93,278	(13,643)
Total RMBS securities	11,231	(476)	7,181	(87)	18,412	(563)	56,914	(8,476)	36,374	(5,167)	93,288	(13,643)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	5,500	(249)	—	—	5,500	(249)	—	—	—	—	—	—
Total Other Debt	5,500	(249)	—	—	5,500	(249)	—	—	—	—	—	—
Total debt securities	$16,731	$(725)	$7,181	$(87)	$23,912	$(812)	$56,914	$(8,476)	$36,374	$(5,167)	$93,288	$(13,643)

There were 10 securities that were in a continuous loss position at September 30, 2012 for a period of more than 12 months. There were 10 securities that were in a continuous loss position at June 30, 2012 for a period of more than 12 months.

The following table summarizes amounts of credit loss recognized in the income statement through other than temporary impairment charges which reduced non-interest income:

	For the three months ended
	September 30,
(Dollars in thousands)	2012	2011
Beginning balance	$(11,835)	$(9,033)
Additions for the amounts related to credit loss for which an other than temporary impairment was not previously recognized	—	(57)
Increases to the amount related to the credit loss for which other than temporary impairment was previously recognized	(874)	(540)
Ending balance	$(12,709)	$(9,630)

At September 30, 2012, 45 non-agency RMBS with a total carrying amount of $110,849 were determined to have cumulative credit losses of $12,709 of which $874 was recognized in earnings during the three months ended September 30, 2012 and $597 was recognized in earnings for the three months ended September 30, 2011. This quarter’s other than temporary impairment of $874 is related to 5 non-agency RMBS with a total carrying amount of $21,891. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other than temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other than temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other than temporary impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than -temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 3. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted increase or decrease in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate announced prior to the end of the period covered by this report (reported in August 2012) was 8.1%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other than temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
There were no sales of securities during the three month periods ended September 30, 2012 and 2011.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	September 30, 2012	June 30, 2012
Available-for-sale debt securities—net unrealized gains	$8,526	$8,722
Held-to-maturity debt securities—non credit related	(19,725)	(17,784)
Subtotal	(11,199)	(9,062)
Tax benefit	4,482	3,627
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(6,717)	$(5,435)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity at September 30, 2012 were:

	September 30, 2012
	Available-for-sale		Held-to-maturity		Trading
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$2,383	$2,464	$1,993	$2,089	$—
Due one to five years	9,612	9,927	7,771	8,146	—
Due five to ten years	11,943	12,309	9,035	9,468	—
Due after ten years	28,457	29,459	45,093	48,079	—
Total RMBS—U.S. agencies[1]	52,395	54,159	63,892	67,782	—
RMBS—Non-agency:
Due within one year	22,826	23,863	31,058	30,872	—
Due one to five years	23,015	24,994	74,803	75,218	—
Due five to ten years	11,842	13,198	35,031	35,494	—
Due after ten years	11,366	13,452	59,080	58,093	—
Total RMBS—Non-agency	69,049	75,507	199,972	199,677	—
Other debt:
Due within one year	8,395	8,402	100	117	—
Due one to five years	18,454	18,679	577	669	—
Due five to ten years	3,559	3,631	2,536	2,878	—
Due after ten years	—	—	32,962	38,523	6,439
Total other debt	30,408	30,712	36,175	42,187	6,439
Total	$151,852	$160,378	$300,039	$309,646	$6,439
 __________________________
1. Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSS
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in Thousands)	September 30, 2012	June 30, 2012
Mortgage loans on real estate:
Residential single family (one to four units)[1]	$1,017,716	$863,624
Home equity	27,462	29,167
Residential multifamily (five units or more)	726,827	687,661
Commercial real estate and land	34,222	35,174
Consumer—Recreational vehicle	23,002	24,324
Commercial secured and other	107,721	100,549
Total gross loans	1,936,950	1,740,499
Allowance for loan losses	(10,171)	(9,636)
Unaccreted discounts and loan fees	(13,780)	(10,300)
Net loans	$1,912,999	$1,720,563
 __________________________________

1.	The balance of single family warehouse was $78,172 at September 30, 2012 and $6,194 at June 30, 2012.

Allowance for Loan Loss. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the allowance) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at September 30, 2012, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
Allowance for Credit Loss Disclosures—The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle ("RV") and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at September 30, 2012 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $20,915 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $5,797; 715 – 769: $6,908; 700 – 714: $1,256; 660 – 699: $3,547 and less than 660: $3,407.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:
The Company had $1,005,653 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $609,511; 61% – 70%: $189,093; 71% – 80%: $49,933; greater than 80%: $6,559: and other $150,557.
The Company had $721,521 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $330,642; 56% – 65%: $257,798; 66% – 75%: $117,338; 76% – 80%: $9,754 and greater than 80%: $5,989.The Company divides the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $29,768 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $20,987; 51% – 60%: $6,672; 61% – 70%: $2,109; and 71% – 80%: $0.
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

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended September 30, 2012
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at July 1, 2012	$4,030	$192	$2,558	$398	$2,159	$299	$9,636
Provision for loan loss	804	144	29	1,111	166	296	2,550
Charge-offs	(264)	(166)	(375)	(906)	(180)	(137)	(2,028)
Transfers to held for sale	—	—	—	—	—	—	—
Recoveries	—	11	—	—	—	2	13
Balance at September 30, 2012	$4,570	$181	$2,212	$603	$2,145	$460	$10,171

	For the Three Months Ended September 30, 2011
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at July 1, 2011	$2,277	$158	$2,326	$167	$2,441	$50	$7,419
Provision for loan loss	853	140	559	(5)	666	150	2,363
Charge-offs	(666)	(114)	(192)	—	(588)	(1)	(1,561)
Transfers to held for sale	(43)	—	(170)	—	—	—	(213)
Recoveries	—	—	—	—	—	—	—
Balance at September 30, 2011	$2,421	$184	$2,523	$162	$2,519	$199	$8,008

The following table presents our loans evaluated individually for impairment by class:

	September 30, 2012
(Dollars in Thousands)	Unpaid Principal Balance	Charge-off	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment[1]	Related Allowance
With no related allowance recorded:
Single Family:
Purchased	$8,553	$2,058	$6,495	$1	$6,496	$—
Multifamily:
Purchased	3,750	444	3,306	6	3,312	—
Home Equity:
In-house originated	54	39	15	—	15	—
Commercial:
Purchased	4,937	906	4,031	6	4,037	—
RV / Auto	1,778	972	806	29	835	—
With an allowance recorded:
Single Family:
Purchased	$5,568	$—	$5,568	$6	$5,574	$116
Multifamily:
Purchased	2,000	—	2,000	(28)	1,972	18
Home Equity:
In-house originated	73	—	73	1	74	1
Commercial:
Purchased	423	—	423	(10)	413	6
RV / Auto	1,281	—	1,281	26	1,307	600
Total	$28,417	$4,419	$23,998	$37	$24,035	$741
As a % of total gross loans	1.47%	0.23%	1.24%	—%	1.24%	0.04%

	June 30, 2012
(Dollars in Thousands)	Unpaid Principal Balance	Charge-off	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment[1]	Related Allowance
With no related allowance recorded:
Single Family:
Purchased	$8,837	$2,239	$6,598	$(9)	$6,589	$—
Multifamily:
Purchased	1,602	76	1,526	(16)	1,510	—
RV / Auto	1,522	848	674	24	698	—
With an allowance recorded:
Single Family:
In-house originated	$18	$—	$18	$—	$18	$1
Purchased	5,127	—	5,127	12	5,139	40
Multifamily:
Purchased	4,507	—	4,507	(27)	4,480	393
Home Equity:
In-house originated	124	—	124	1	125	1
Commercial:
Purchased	425	—	425	(10)	415	4
RV / Auto	1,403	—	1,403	28	1,431	605
Total	$23,565	$3,163	$20,402	$3	$20,405	$1,044
As a % of total gross loans	1.22%	0.16%	1.05%	—%	1.05%	0.05%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	September 30, 2012
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$116	$1	$18	$6	$600	$—	$741
Collectively evaluated for impairment	4,454	180	2,194	597	1,545	460	9,430
Total ending allowance balance	$4,570	$181	$2,212	$603	$2,145	$460	$10,171
Loans:
Loans individually evaluated for impairment[1]	$12,063	$88	$5,306	$4,454	$2,087	$—	$23,998
Loans collectively evaluated for impairment	1,005,653	27,374	721,521	29,768	20,915	107,721	1,912,952
Principal loan balance	1,017,716	27,462	726,827	34,222	23,002	107,721	1,936,950
Unaccreted discounts and loan fees	(226)	33	(131)	(97)	449	(13,808)	(13,780)
Accrued interest receivable	3,332	133	2,949	191	108	105	6,818
Total recorded investment in loans	$1,020,822	$27,628	$729,645	$34,316	$23,559	$94,018	$1,929,988
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2012
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$41	$1	$393	$4	$605	$—	$1,044
Collectively evaluated for impairment	4,086	191	2,165	394	1,554	203	8,593
Total ending allowance balance	$4,127	$192	$2,558	$398	$2,159	$203	$9,637
Loans:
Loans individually evaluated for impairment[1]	$11,743	$124	$6,033	$425	$2,077	$—	$20,402
Loans collectively evaluated for impairment	851,881	29,043	681,628	34,749	22,247	100,549	1,720,097
Principal loan balance	863,624	29,167	687,661	35,174	24,324	100,549	1,740,499
Unaccreted discounts and loan fees	(112)	40	(481)	(79)	494	(10,162)	(10,300)
Accrued interest receivable	2,594	147	2,596	139	108	609	6,193
Total recorded investment in loans	$866,106	$29,354	$689,776	$35,234	$24,926	$90,996	$1,736,392
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans consisted of the following:

(Dollars in Thousands)	September 30, 2012	June 30, 2012
Loans secured by real estate:
Single family:
In-house originated	$—	$18
Purchased	10,427	10,081
Home equity loans:
In-house originated	33	102
Multifamily:
Purchased	5,032	5,757
Commercial:
Purchased	4,454	425
Total nonaccrual loans secured by real estate	19,946	16,383
RV/Auto	826	739
Total non-performing loans	$20,772	$17,122
Non-performing loans to total loans	1.07%	0.98%

Approximately13.40% of our non-performing loans at September 30, 2012 were considered TDRs, compared to 6.98% at June 30, 2012. Borrowers which make timely payments after TDRs are considered non-performing for at least six months.

Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 50.20% of the Bank’s non-performing loans are single family first mortgages already written down to 47.52% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.

The following table provides the outstanding unpaid balance of loans that are performing and non-performing by portfolio class:

	September 30, 2012
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Performing	$1,007,289	$27,429	$721,795	$29,768	$22,176	$107,721	$1,916,178
Non-performing	10,427	33	5,032	4,454	826	—	20,772
Total	$1,017,716	$27,462	$726,827	$34,222	$23,002	$107,721	$1,936,950

	June 30, 2012
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Performing	$853,525	$29,065	$681,904	$34,749	$23,585	$100,549	$1,723,377
Non-performing	10,099	102	5,757	425	739	—	17,122
Total	$863,624	$29,167	$687,661	$35,174	$24,324	$100,549	$1,740,499

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	September 30, 2012
	Single Family			Multifamily			Commercial
(Dollars in Thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$848,412	$158,877	$1,007,289	$481,376	$240,419	721,795	$7,580	$22,188	$29,768
Non performing	—	10,427	10,427	—	5,032	5,032	—	4,454	4,454
Total	$848,412	$169,304	$1,017,716	$481,376	$245,451	726,827	$7,580	$26,642	$34,222

	June 30, 2012
	Single Family			Multifamily			Commercial
(Dollars in Thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$687,494	$166,031	$853,525	$433,858	$248,046	681,904	$7,547	$27,202	$34,749
Non performing	18	10,081	10,099	—	5,757	5,757	—	425	425
Total	$687,512	$176,112	$863,624	$433,858	$253,803	687,661	$7,547	$27,627	$35,174

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

The Company classifies these loans as performing TDRs that consisted of the following:

	September 30, 2012
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Performing loans temporarily modified as TDR	$1,636	$55	$274	$—	$1,261	—	$3,226
Non performing loans	10,427	33	5,032	4,454	826	—	$20,772
Total impaired loans[1]	$12,063	$88	$5,306	$4,454	$2,087	$—	$23,998

	For the Three Months Ended September 30, 2012
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Interest income recognized on performing TDRs	$16	$—	$5	$—	$26	$—	$47
Average balances of performing TDRs	$1,329	$33	$275	$—	$1,289	$—	$2,926
Average balances of impaired loans	$12,849	$154	$5,680	$1,767	$885	$46	$21,381

	For the Three Months Ended September 30, 2011
(Dollars in Thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Interest income recognized on performing TDRs	$12	$1	$36	$24	$36	$—	$109
Average balances of performing TDRs	$1,326	$56	$2,167	$1,739	$2,221	$—	$7,509
Average balances of impaired loans	$7,923	$193	$5,429	$1,739	$2,387	$—	$17,671

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

There were no loans modified as TDRs during the three months ended September 30, 2012 and September 30, 2011.
The Company had no loans modified as TDRs within the previous twelve months for which there was a payment default for the three months ended September 30, 2012 and September 30, 2011. The Company defines a payment default as 90 days past due.
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

The following table presents the composition of our loan portfolio by credit quality indicators:

	September 30, 2012
(Dollars in Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family:
In-house originated	$843,913	$4,499	$—	$—	$848,412
Purchased	155,886	1,665	11,753	—	169,304
Home equity loans:
In-house originated	8,036	22	300	—	8,358
Purchased	19,104	—	—	—	19,104
Multifamily:
In-house originated	476,872	3,242	1,262	—	481,376
Purchased	233,749	2,839	8,863	—	245,451
Commercial real estate and land:
In-house originated	7,580	—	—	—	7,580
Purchased	18,664	641	7,337	—	26,642
Consumer—RV/Auto:	21,238	155	1,609	—	23,002
Commercial secured and other:	107,684	37	—	—	107,721
Total	$1,892,726	$13,100	$31,124	$—	$1,936,950
As a % of total gross loans	97.7%	0.7%	1.6%	—%	100.0%

	June 30, 2012
(Dollars in Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family:
In-house originated	$682,995	$4,499	$18	$—	$687,512
Purchased	164,097	630	11,385	—	176,112
Home equity loans:
In-house originated	8,887	174	339	—	9,400
Purchased	19,767	—	—	—	19,767
Multifamily:
In-house originated	430,097	3,258	503	—	433,858
Purchased	241,052	2,851	9,525	375	253,803
Commercial real estate and land:
In-house originated	7,547	—	—	—	7,547
Purchased	18,746	643	8,238	—	27,627
Consumer—RV/Auto:	22,486	415	1,423	—	24,324
Commercial secured and other:	100,549	—	—	—	100,549
Total	$1,696,223	$12,470	$31,431	$375	$1,740,499
As a % of total gross loans	97.5%	0.7%	1.8%	—%	100.0%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the period indicated:

	September 30, 2012
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family:
Purchased	$1,167	$97	$10,426	$11,690
Multifamily:
In-house originated	1,362	—	—	1,362
Purchased	1,845	—	3,252	5,097
Home Equity:
In-house originated	119	—	—	119
Commercial:
Purchased	4,351	—	422	4,773
RV / Auto	877	99	661	1,637
Commercial Secured and Other	37	—	—	37
Total	$9,758	$196	$14,761	$24,715
As a % of total gross loans	0.50%	0.01%	0.76%	1.28%

	June 30, 2012
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family:
Purchased	$2,398	$733	$8,695	$11,826
Multifamily:
In-house originated	867	—	—	867
Purchased	700	—	3,124	3,824
Home Equity:
In-house originated	46	149	45	240
Commercial:
Purchased	—	—	425	425
RV / Auto	557	347	588	1,492
Commercial Secured and Other	8,661	—	—	8,661
Total	$13,229	$1,229	$12,877	$27,335
As a % of total gross loans	0.76%	0.07%	0.74%	1.57%

6.	STOCK-BASED COMPENSATION
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
2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At September 30, 2012, there were a maximum of 2,067,401 shares available for issuance under the limits of the 2004 Plan.
Stock Options. At September 30, 2012, expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares	Weighted-average Exercise Price Per Share
Outstanding - July 1, 2011	267,533	$9.15
Granted	—	$—
Exercised	(74,522)	$9.73
Canceled	(2,894)	$9.10
Outstanding - June 30, 2012	190,117	$8.93
Granted	—	$—
Exercised	(2,085)	$10.00
Canceled	(500)	$11.00
Outstanding - September 30, 2012	187,532	$8.91
Options exercisable - June 30, 2012	190,117	$9.15
Options exercisable - September 30, 2012	187,532	$8.91

The following table summarizes information as concerning currently outstanding and exercisable options:

As of September 30, 2012
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	56,700	3.8	56,700	$7.35
$8.50	7,500	3.2	7,500	$8.50
$9.20	7,500	2.9	7,500	$9.20
$9.50	73,300	2.8	73,300	$9.50
$10.00	42,532	1.7	42,532	$10.00
$8.91	187,532	2.9	187,532	$8.91

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at September 30, 2012 was $3,214.
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
During the quarters ended September 30, 2012 and 2011, the Company granted 114,578 and 107,569 restricted stock units respectively, to employees and directors. Restricted stock unit (“RSU”) awards granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, vest one-third on each fiscal year end.
The Company’s income before income taxes and net income for the quarters ended September 30, 2012 and 2011 included stock award expense of $708 and $570, respectively. The income tax benefit was $283 and $227, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2012, unrecognized compensation expense related to non-vested awards aggregated to $5,993 and is expected to be recognized in future periods as follows:

(Dollars in Thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2013	$2,474
2014	1,914
2015	1,133
2016	472
Total	$5,993

The following table presents the status and changes in restricted stock grants for the periods indicated:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2011	390,074	$11.35
Granted	190,584	$14.45
Vested	(210,281)	$10.90
Canceled	(9,715)	$15.22
Non-vested balance at June 30, 2012	360,662	$13.20
Granted	114,578	$24.85
Vested	(56,757)	$11.49
Canceled	(9,820)	$16.21
Non-vested balance at September 30, 2012	408,663	$16.63

The total fair value of shares vested for the three months ended September 30, 2012 was $1,595.
2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At September 30, 2012, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2012	2011
Earnings Per Common Share
Net income	$8,989	$6,533
Preferred stock dividends	(77)	(126)
Net income attributable to common shareholders	$8,912	$6,407
Average common shares issued and outstanding	11,825,054	10,497,574
Average unvested Restricted stock grant and RSU shares	366,008	426,127
Total qualifying shares	12,191,062	10,923,701
Earnings per common share	$0.73	$0.59
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$8,912	$6,407
Preferred stock dividends to dilutive convertible preferred	—	49
Dilutive net income attributable to common shareholders	$8,912	$6,456
Average common shares issued and outstanding	12,191,062	10,923,701
Dilutive effect of Stock Options	74,464	60,643
Dilutive effect of convertible preferred stock	987,757	195,726
Total dilutive common shares issued and outstanding	13,253,283	11,180,070
Diluted earnings per common share	$0.67	$0.58

8.	COMMITMENTS AND CONTINGENCIES
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
At September 30, 2012, the Company had commitments to originate $75.4 million in fixed rate loans and $39.1 million in variable rate loans, totaling an aggregate outstanding principal balance of $114.5 million. Our fixed rate commitments to originate had rates ranging from 2.75% to 27.62%. At September 30, 2012, the Company also had commitments to sell $116.3 million in fixed rate loans and $8.3 million in variable rate loans, totaling an aggregate outstanding principal balance of $124.6 million.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were no refinances of existing related party loans or new loans granted under the provisions of the employee loan program during the three months ended September 30, 2012, and no refinances of existing loans during the three months ended September 30, 2011.

10. STOCKHOLDERS' EQUITY

On September 11, 2012, the Company completed the conversion of 20,132 shares of our 6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock (the "Series B preferred stock"). The Series B preferred stock was converted into 1,246,571 shares of our common stock (which reflects an approximate initial conversion price of $16.15 per share of our common stock) plus cash in lieu of fractional shares, subject to anti-dilution and other adjustments.

11. SUBSEQUENT EVENTS

On various dates beginning on October 11, 2012, BofI Holding, Inc. (the “Company”), entered into subscription agreements (the “Subscription Agreements”) with various institutional and individual accredited investors under which the Company sold an aggregate of 1,857 shares of its 6.0% Series C Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) for a purchase price of $10,000 per share or an aggregate of $18,570.
The terms of the Series C Preferred Stock are more fully described in the Certificate of Designations filed by the Company with the Secretary of State of the State of Delaware on October 15, 2012 designating the rights, preferences and privileges of the Series C Preferred Stock (the “Certificate of Designations”).
Under the Certificate of Designations, the holders of Series C Preferred Stock will have preferential dividend and liquidation rights over the holders of the Company’s Junior Securities (as defined in the Certificate of Designations). The Company’s ability to declare and pay, or set aside for payment, dividends or distributions on shares of its Junior Securities or Parity Securities (as defined in the Certificate of Designations) is subject to certain restrictions in the event that the Company does not pay dividends in full, or declare and set aside a sum sufficient for payment, on the Series C Preferred Stock. The Company’s ability to purchase, redeem or otherwise acquire shares of its Junior Securities is similarly limited.
Each holder of the Series C Preferred Stock shall have the right, at such holder’s option, to convert all or any portion of such holder’s Series C Preferred Stock into 327.86885 shares of Common Stock (which reflects an approximate conversion price of $30.50 per share) plus cash in lieu of fractional shares, subject to anti-dilution and other adjustments set forth in the Certificate of Designations. In addition, if the closing price of the Company’s common stock exceeds $35.00 for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, the Company may at its option cause some or all of the Series C Preferred Stock to automatically convert into common stock at the then prevailing conversion rate. Furthermore, all or some of the Series C Preferred Stock may be redeemed by the Company at its option no earlier than three years from the date of issuance at a redemption price per share of $10,800 three years after the issuance date, $10,500 four years after the issuance date, and $10,300 five years or more after the issuance date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2012, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2012, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General

Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with $2.6 billion in assets that provides innovative banking and lending products and services to approximately 40,000 customers through our scalable low cost distribution channels. BofI Holding, Inc.'s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 3000 Index.

BofI Federal Bank is a federal savings bank wholly-owned by our company and regulated by the Office of the Comptroller of the Currency (OCC). The parent company, BofI Holding, Inc., is a unitary savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.
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

Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2012 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year end June 30, 2012.

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

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	September 30, 2012	June 30, 2012	September 30, 2011
Selected Balance Sheet Data:
Total assets	$2,617,319	$2,386,845	$2,097,042
Loans—net of allowance for loan losses	1,912,999	1,720,563	1,443,860
Loans held for sale, at fair value	52,433	38,469	40,478
Loans held for sale, lower of cost or market	69,567	40,712	8,721
Allowance for loan losses	10,171	9,636	8,008
Securities—trading	6,439	5,838	5,248
Securities—available-for-sale	160,378	164,159	156,130
Securities—held-to-maturity	300,039	313,032	350,066
Total deposits	1,852,971	1,615,088	1,494,158
Securities sold under agreements to repurchase	120,000	120,000	130,000
Advances from the FHLB	404,000	422,000	287,000
Subordinated debentures and other borrowings	5,155	5,155	5,155
Total stockholders’ equity	214,706	206,620	166,493

BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2012	2011
Selected Income Statement Data:
Interest and dividend income	$30,989	$27,765
Interest expense	8,504	9,588
Net interest income	22,485	18,177
Provision for loan losses	2,550	2,363
Net interest income after provision for loan losses	19,935	15,814
Non-interest income	6,761	4,570
Non-interest expense	11,532	9,552
Income before income tax expense	15,164	10,832
Income tax expense	6,175	4,299
Net income	$8,989	$6,533
Net income attributable to common stock	$8,912	$6,407
Per Share Data:
Net income:
Basic	$0.73	$0.59
Diluted	$0.67	$0.58
Book value per common share	$16.36	$14.29
Tangible book value per common share	$16.36	$14.29
Weighted average number of shares outstanding:
Basic	12,191,062	10,923,701,000
Diluted	13,253,283	11,180,070,000
Common shares outstanding at end of period	12,813,171	10,485,953,000
Common shares issued at end of period	13,647,741	11,223,365,000
Performance Ratios and Other Data:
Loan originations for investment	$279,697	$252,626
Loan originations for sale	254,796	90,369
Loan purchases	1,541	—
Return on average assets	1.44%	1.28%
Return on average common stockholders’ equity	18.46%	17.28%
Interest rate spread[1]	3.58%	3.51%
Net interest margin[2]	3.70%	3.65%
Efficiency ratio	39.43%	41.99%
Capital Ratios:
Equity to assets at end of period	8.20%	7.94%
Tier 1 leverage (core) capital to adjusted tangible assets[3]	8.20%	8.08%
Tier 1 risk-based capital ratio[3]	12.83%	12.89%
Total risk-based capital ratio[3]	13.44%	13.50%
Tangible capital to tangible assets[3]	8.20%	8.08%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.42%	0.43%
Non-performing loans to total loans	1.07%	0.79%
Non-performing assets to total assets	0.82%	0.80%
Allowance for loan losses to total loans at end of period	0.53%	0.55%
Allowance for loan losses to non-performing loans	48.96%	69.98%
_________________________
1. Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
2. Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
3. Reflects regulatory capital ratios of BofI Federal Bank.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2012 and September 30, 2011
For the three months ended September 30, 2012, we had net income of $9.0 million compared to net income of $6.5 million for the three months ended September 30, 2011. Net income attributable to common stockholders was $8.9 million or $0.67 per diluted share compared to net income attributable to common shareholders of $6.4 million or $0.58 per diluted share for the three months ended September 30, 2012 and 2011, respectively.

Other key comparisons between our operating results for the three months ended September 30, 2012 and 2011 are:

•
Net interest income increased $4.3 million in the quarter ended September 30, 2012 due to a 22.0% increase in average earning assets primarily from loan originations. Our net interest margin increased 5 basis points in the quarter ended September 30, 2012 compared to September 30, 2011, with a decrease in the rates paid on deposits and borrowings of 54 basis points, partially offset by decreases in the rates earned on loans of 49 basis points and rates on securities of 60 basis points.

•
Non-interest income increased $2.2 million for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. The increase in non-interest income was primarily the result of a $1.7 million increase in gain on sale of loans held for sale and fair value gains from trading securities of $602,000, offset by impairment on investment securities of $874,000.

•
Non-interest expense increased $2.0 million for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 primarily due to a $1.7 increase in compensation attributed to increased staffing and office expansion.

We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings ("core earnings") which we believe provides useful information about the Bank's operating performance. Core earnings for the quarters ended September 30, 2012 and 2011, were $9.2 million and $6.8 million, respectively.

Below is a reconciliation of net income to core earnings:

	Three Months Ended
	September 30,
(Dollars in Thousands)	2012	2011
Net Income	$8,989	$6,533
Realized securities gains	—	—
Unrealized securities losses	272	402
Tax provision	(111)	(164)
Core Earnings	$9,150	$6,771
Net Interest Income
Net interest income for the quarter ended September 30, 2012 totaled $22.5 million, an increase of 23.7% compared to net interest income of $18.2 million for the quarter ended September 30, 2011.
Total interest and dividend income during the quarter ended September 30, 2012 increased 11.6% to $31.0 million, compared to $27.8 million during the quarter ended September 30, 2011. The increase in interest and dividend income for the 2012 quarter was attributable primarily to growth in average earning assets from origination of loans. The average balance of loans increased 32.8% when compared to the three-month period ended September 30, 2011. The increase in interest income was partially offset by lower rates earned on loans and mortgage-backed securities. The loan portfolio yield for the quarter ended September 30, 2012 decreased 49 basis points and the investment security portfolio yield decreased 60 basis points from the 2011 period. The net growth in average earning assets for the three-month period was funded largely by increased deposits and to a lesser extent borrowings.
Total interest expense was $8.5 million for the quarter ended September 30, 2012, a decrease of $1.1 million or 11.3% as compared with the same period in 2011. The average funding rate decreased by 54 basis points while average interest-bearing liabilities grew 20.5%. Contributing to the decrease in the average funding rate were decreases in the average rates for time deposits of 46 basis points and FHLB advances of 55 basis and demand and savings accounts of 11 basis points. Net interest margin, defined as net interest income divided by average earning assets, increased by 5 basis points to 3.70% for the quarter ended September 30, 2012, compared with 3.65% for the quarter ended September 30, 2011.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2012 and 2011:

	For the three month period ended
	September 30,
	2012			2011
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$1,926,883	$25,208	5.23%	$1,450,927	$20,751	5.72%
Federal funds sold	6,724	3	0.18%	10,986	1	0.04%
Interest-earning deposits in other financial institutions	307	—	—%	230	—	—%
Mortgage-backed and other investment securities[5]	477,612	5,756	4.82%	516,431	7,003	5.42%
Stock of the FHLB, at cost	20,657	22	0.43%	15,488	10	0.26%
Total interest-earning assets	2,432,183	30,989	5.10%	1,994,062	27,765	5.57%
Non-interest-earning assets	65,707			45,964
Total assets	$2,497,890			$2,040,026
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$739,572	$1,488	0.80%	$360,299	$816	0.91%
Time deposits	960,332	4,049	1.69%	1,061,215	5,711	2.15%
Securities sold under agreements to repurchase	120,000	1,339	4.46%	130,000	1,445	4.45%
Advances from the FHLB	418,685	1,587	1.52%	305,935	1,580	2.07%
Other borrowings	5,155	41	3.18%	5,155	36	2.79%
Total interest-bearing liabilities	2,243,744	8,504	1.52%	1,862,604	9,588	2.06%
Non-interest-bearing demand deposits	21,817			7,532
Other non-interest-bearing liabilities	18,902			13,525
Stockholders’ equity	213,427			156,365
Total liabilities and stockholders’ equity	$2,497,890			$2,040,026
Net interest income		$22,485			$18,177
Interest rate spread[6]			3.58%			3.51%
Net interest margin[7]			3.70%			3.65%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $33.3 million of Community Reinvestment Act loans which are taxed at a reduced rate.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three months ended September 30, 2012 and 2011:

	For the three months ended September 30,
	2012 vs 2011
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$6,806	$(1,777)	$(572)	$4,457
Federal funds sold	—	4	(2)	2
Interest-earning deposits in other financial institutions	—	—	—	—
Mortgage-backed and other investment securities	(526)	(775)	54	(1,247)
Stock of the FHLB, at cost	3	7	2	12
	$6,283	$(2,541)	$(518)	$3,224
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$863	$(99)	$(92)	$672
Time deposits	(542)	(1,220)	100	(1,662)
Securities sold under agreements to repurchase	(111)	3	2	(106)
Advances from the FHLB	583	(421)	(155)	7
Other borrowings	—	5	—	5
	$793	$(1,732)	$(145)	$(1,084)

Provision for Loan Losses
The loan loss provision was $2.6 million and $2.4 million for the three months ended September 30, 2012 and September 30, 2011. The increases in the provision for the three months ended September 30, 2012 was a result of higher charge offs of multifamily and commercial loans and overall increase in the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in Thousands)	2012	2011	Inc (Dec)
Realized gain on securities:
Sale of mortgage-backed securities	$—	$—	$—
Total realized gain on securities	—	—	—
Other than temporary loss on securities:
Total impairment losses	(2,872)	(765)	(2,107)
Loss recognized in other comprehensive loss	1,998	168	1,830
Net impairment loss recognized in earnings	(874)	(597)	(277)
Fair value gain on trading securities	602	195	407
Total unrealized loss on securities	(272)	(402)	130
Prepayment penalty fee income	202	61	141
Mortgage banking income	6,456	4,785	1,671
Banking service fees and other income	375	126	249
Total non-interest income	$6,761	$4,570	$2,191

Non-interest income increased $2.2 million to $6.8 million from $4.6 million for the three months ended September 30, 2012 and 2011. The increase was primarily the result of higher mortgage banking income of $1.7 million, fair value gain on trading securities of $602,000, partially offset by impairment of securities of $0.9 million. The increase in mortgage banking income includes gains on sale of loans of $6.5 million and $4.8 million for the three months ended September 30, 2012 and 2011, respectively, due to an increase in origination volume of loans held for sale to $254.8 million from $90.4 million.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2012	2011	Inc (Dec)
Salaries, employee benefits and stock-based compensation	$6,369	$4,705	$1,664
Professional services	918	573	345
Occupancy and equipment	507	262	245
Data processing and internet	571	383	188
Advertising and promotional	794	458	336
Depreciation and amortization	337	298	39
Real estate owned and repossessed vehicles	98	1,784	(1,686)
FDIC and primary federal regulator fees	488	325	163
Other general and administrative	1,450	764	686
Total non-interest expenses	$11,532	$9,552	$1,980

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy and other operating expenses, was $11.5 million for the three months ended September 30, 2012, up from $9.6 million for the three months ended September 30, 2011.
Total salaries, benefits and stock-based compensation increased $1.7 million to $6.4 million for the quarter ended September 30, 2012 compared to $4.7 million for the quarter ended September 30, 2011. Total compensation increased approximately 17.5% for commissions and production bonuses paid to employees, 49.3% due to additional staffing in production units, and 33.1% due to all other staffing. The Bank’s staff increased to 261 from 189 full-time equivalents between September 30, 2012 and 2011.
Professional services, which include accounting and legal fees, increased $345,000 for the three month period ended September 30, 2012, compared to the same periods last year. The increases were primarily due to legal fees related to loan acquisition contracts and foreclosed assets.
Advertising and promotional expense increased $336,000 for the three month period ending September 30, 2012, compared to the same periods ended September 30, 2011. The increases were primarily due to increases in lead generation costs for our single family loan origination program as a result of higher mortgage refinance volume.
Data processing and internet expense increased $188,000 for the three month period ended September 30, 2012, compared to the same periods last year. The increases were primarily due to growth in the number of customer accounts and fees for special enhancements to the Bank’s core processing system.
The costs and losses associated with the maintenance and sale of REO and repossessed RVs decreased $1.7 million for the three month period ending September 30, 2012, compared to the same period last year.
The cost of our Federal Deposit Insurance Corporation or “FDIC” and "OCC" standard regulatory charges increased $163,000 for the three month period ended September 30, 2012, compared to the same period last year. The increases were due to a rate increase as a result of an increase in brokered deposits in the FDIC insurance premium cost calculation. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative expense increased $686,000 for the three month period ended September 30, 2012, compared to the same period last year. The increases were primarily due to loan and other general expenses related to the growth in loan volume and the number of employees.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2012 and 2011 were 40.72% and 39.69%, respectively. The increase in the tax rate is the result of changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $230.5 million, or 9.7%, to $2,617.3 million, as of September 30, 2012, up from $2,386.8 million at June 30, 2012. The increase in total assets was primarily due to an increase of $192.4 million in loans held for investment. Total liabilities increased a total of $222.4 million, primarily due to an increase in deposits of $237.9 million and a decrease in borrowings of $18.0 million from the Federal Home Loan Bank of San Francisco (the “FHLB”). Our deferred income taxes increased $0.2 million to $15.3 million primarily due to the impairment in our securities portfolio, loan loss provision, and state taxes.
Loans
Net loans held for investment increased 11.2% to $1,913.0 million at September 30, 2012 from $1,720.6 million at June 30, 2012. The increase in the loan portfolio was due to loan originations and purchases of $281.2 million, offset by loan repayments of $86.3 million, transfers to our held for sale portfolio of $0.5 million and a net increase in the allowance of $0.5 million during the three months ended September 30, 2012.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2012		June 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$1,017,716	52.5%	$863,624	49.6%
Home equity	27,462	1.4%	29,167	1.7%
Multifamily (five units or more)	726,827	37.5%	687,661	39.5%
Commercial real estate and land loans	34,222	1.8%	35,174	2.0%
Consumer—Recreational vehicle	23,002	1.2%	24,324	1.4%
Commercial secured and other	107,721	5.6%	100,549	5.8%
Total loans held for investment	$1,936,950	100.0%	$1,740,499	100.0%
Allowance for loan losses	(10,171)		(9,636)
Unamortized premiums/discounts, net of deferred loan fees	(13,780)		(10,300)
Net loans held for investment	$1,912,999		$1,720,563

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of September 30, 2012, the Company had $325.2 million of interest only loans and $7.4 million of option adjustable-rate mortgage loans. Through September 30, 2012, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
During fiscal year 2011, the Bank changed its growth strategy to originate more mortgage loans rather than purchasing loans.
Asset Quality and Allowance for Loan Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other foreclosed real estate and repossessed assets. At September 30, 2012, our non-performing loans totaled $20.8 million, or 1.07% of total gross loans and our total non-performing assets totaled $21.4 million, or 0.82% of total assets.

Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2012	June 30, 2012	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$10,427	$10,099	$328
Home equity loans	33	102	(69)
Multifamily	5,032	5,757	(725)
Commercial	4,454	425	4,029
Total nonaccrual loans secured by real estate	19,946	16,383	3,563
RV / Auto	826	739	87
Total non-performing loans	20,772	17,122	3,650
Foreclosed real estate	370	457	(87)
Repossessed—vehicles	288	700	(412)
Total non-performing assets	$21,430	$18,279	$3,151
Total non-performing loans as a percentage of total loans	1.07%	0.98%	0.09%
Total non-performing assets as a percentage of total assets	0.82%	0.77%	0.05%

Total non-performing assets increased from $18.3 million at June 30, 2012 to $21.4 million at September 30, 2012. The non-performing assets increase of $3.2 million, or 5 basis points on assets, was the net result of a increase in the non-performing status of the Bank's commercial portfolio from $0.4 million to $4.5 million, which was offset by a decrease in non-performing multifamily loans of $0.7 million and a decrease in repossessed vehicles of $0.4 million. During the three months ended September 30, 2012, there were more sales of foreclosed real estate and repossessed vehicles than there were new foreclosures and repossessions. Currently, more delinquent loans are being resolved through short sale rather than through foreclosure and bank sale. The result is an increase in delinquent non performing loans and a reduction in foreclosed real estate.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $3.2 million at September 30, 2012 and $7.7 million at June 30, 2012.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2012, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at September 30, 2012 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $20,915 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $5,797; 715 – 769: $6,908; 700 -714: $1,256; 660 – 699: $3,547 and less than 660: $3,407.
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

The Company had $1,005,653 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $609,511; 61% – 70%: $189,093; 71% – 80%: $49,933; greater than 80%: $6,559; and other $150,557.
The Company had $721,521 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $330,642; 56% – 65%: $257,798; 66% – 75%: $117,338; 76% – 80%: $9,754 and greater than 80%: $5,989. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $29,768 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $20,987; 51% – 60%: $6,672; 61% – 70%: $2,109; and 71% – 80%: $0.
The weighted average LTV percentage for our entire real estate loan portfolio was 54% at September 30, 2012. We believe that this percentage is lower and more conservative than most banks. This has resulted in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

(Dollars in Thousands)	September 30, 2012	June 30, 2012
Non-performing loans—90+ days past due plus other non-accrual loans	$17,989	$8,417
Troubled debt restructuring loans—non-accrual	2,784	1,195
Troubled debt restructuring loans—performing	3,225	7,748
Total impaired loans	$23,998	$17,360

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2012		June 30, 2012
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family	$4,570	44.93%	$2,277	30.69%
Home equity	181	1.78%	158	2.13%
Multifamily	2,212	21.75%	2,326	31.35%
Commercial real estate and land	603	5.93%	167	2.25%
Consumer—Recreational vehicles	2,145	21.09%	2,441	32.90%
Other	460	4.52%	50	0.68%
Total	$10,171	100.00%	$7,419	100.00%

The loan loss provision was $2.6 million and $2.4 million for the quarter ended September 30, 2012 and September 30, 2011, respectively. We believe that the lower average LTV in the Bank’s loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing REO and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $466.9 million as of September 30, 2012, compared with $483.0 million at June 30, 2012. During the three months ended September 30, 2012, we had $30 million in purchases of mortgage-backed securities and $35 million in U.S. government/agency debt and Collateralized Loan Obligations, had $25 million in sales and maturity of bonds, and received principal repayments of approximately $24 million in our available-for-sale portfolio. In our held-to-maturity portfolio, we had zero purchases of mortgage-backed securities, municipal bonds, or agency debt, and received principal repayments of $37 million with the balance attributable to accretion and other activities. We had $10 million of agency debt called during the three months ended September 30, 2012. We currently classify agency mortgage-backed and debt securities as held-to-maturity or available-for-sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $237.9 million, or 14.7%, to $1,853.0 million at September 30, 2012, from $1,615.1 million at June 30, 2012. Our deposit growth composition was the result of a 41.3% increase in interest- bearing demand accounts and an 18.5% increase in savings accounts as a result of increased promotion and competitive pricing of savings accounts during the quarter ended September 30, 2012.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2012		June 30, 2012
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing:	$11,650	—%	$12,439	—%
Interest bearing:
Demand	134,043	0.60%	94,888	0.52%
Savings	692,208	0.78%	583,955	0.72%
Total demand and savings	826,251	0.75%	678,843	0.69%
Time deposits:
Under $100,000	206,869	1.46%	224,140	1.85%
$100,000 or more	808,201	1.53%	699,666	1.75%
Total time deposits[2]	1,015,070	1.52%	923,806	1.78%
Total interest bearing	1,841,321	1.17%	1,602,649	1.32%
Total deposits	$1,852,971	1.16%	$1,615,088	1.31%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total includes brokered deposits of $381.9 million and $367.0 million as of September 30, 2012 and June 30, 2012, respectively, of which $232.1 million and $202.7 million, respectively, are time deposits.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	September 30, 2012	June 30, 2012	September 30, 2011
Checking and savings accounts	21,308	19,931	15,858
Time deposits	12,004	12,341	17,389
Total number of deposit accounts	33,312	32,272	33,247

Borrowings

The following table sets forth the composition of our borrowings as of the dates indicated:

	September 30, 2012		June 30, 2012		September 30, 2011
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$120,000	4.34%	$120,000	4.34%	$130,000	4.35%
FHLB Advances	404,000	1.57%	422,000	1.42%	287,000	2.01%
Subordinated debentures and other borrowings	5,155	2.86%	5,155	2.87%	5,155	2.70%
	$529,155	2.21%	$547,155	2.07%	$422,155	2.74%

Weighted average cost of borrowings during the quarter	2.21%		2.07%		2.74%
Borrowings as a percent of total assets	20.22%		22.92%		24.32%

At September 30, 2012, total borrowings amounted to $529.2 million, down from $547.2 million or 3.3% from June 30, 2012 and up $107.0 million or 25.3% from September 30, 2011. Total borrowings represented 20.22% of total assets and had a weighted average cost of 2.2% at September 30, 2012, compared with 22.9% of total assets at a weighted average cost of 2.1% at June 30, 2012 and 24.3% of total assets at a weighted average cost of 2.7% at September 30, 2011.
We have sold securities under various agreements to repurchase for total proceeds of $120.0 million. The repurchase agreements have interest rates between 3.24% and 4.75% and scheduled maturities between October 2012 and December 2017. Under these agreements, we may be required to repay the $120.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 2.34 years and the weighted average remaining period before such repurchase agreements could be called is 0.13 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2012, a total of $19.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $19.0 million in advances is 2.61 years and the weighted average remaining period before such advances could be put to us is 0.24 years.
Stockholders’ Equity
Stockholders’ equity increased $8.1 million to $214.7 million at September 30, 2012 compared to $206.6 million at June 30, 2012. The increase was the result of our net income for the three months ended September 30, 2012 of $9.0 million, vesting and issuance of RSU's and exercise of stock options of $0.5 million, a $1.3 million unrealized loss from our available-for-sale securities and $0.1 million in dividends paid.

LIQUIDITY

Cash flow information is as follows:

	For the three months ended September 30,
(Dollars in Thousands)	2012	2011
Operating Activities	$(32,339)	$65,762
Investing Activities	$(179,882)	$(186,198)
Financing Activities	$220,139	$144,979
During the three months ended September 30, 2012, we had net cash outflows from operating activities of $32.3 million compared to inflows of $65.8 million for the for the three months ended September 30, 2011. Net operating cash inflows for the 2011 period were primarily due to the proceeds from sale of loans held for sale, while net outflows in 2012 were due to originations of loans held for sale

Net cash outflows from investing activities totaled $179.9 million for the three months ended September 30, 2012, while outflows totaled $186.2 million for the same period in 2011. The increase was primarily due to higher loan originations offset by reduced loan purchases and increased repayments of loans in the 2012 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $220.1 million for the three months ended September 30, 2012, while inflows totaled $145.0 million for the three months ended September 30, 2011. Net cash provided by financing activities increased primarily from growth in deposits offset by a net decrease in short term borrowings for the three months ended September 30, 2012 compared to September 30, 2011. During the three months ended September 30, 2012, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2012, the Company had $431.7 million available immediately and an additional $119.6 million available with additional collateral. At September 30, 2012, we also had two $10.0 million unsecured federal funds purchase lines with two different banks under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2012, the Bank did not have any borrowings outstanding and the amount available from this source was $59.8 million. These borrowings are collateralized by consumer loans, and mortgage-backed securities.
In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $381.9 million outstanding at September 30, 2012. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

OFF-BALANCE SHEET COMMITMENTS
At September 30, 2012, we had commitments to originate loans with an aggregate outstanding principal balance of $114.5 million, and commitments to sell loans with an aggregate outstanding principal balance of $124.6 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of September 30, 2012 totaled $579.9 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of September 30, 2012
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$567,206	$226,615	$165,747	$78,233	$96,611
Time deposits[2]	1,052,463	587,061	210,450	106,664	148,288
Operating lease obligations[3]	13,715	1,457	2,962	3,488	5,808
Total	$1,633,384	$815,133	$379,159	$188,385	$250,707
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2012.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for a lease of real property.

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
Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of the Comptroller of the Currency (OCC) require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2012, our Bank met all the capital adequacy requirements to which it was subject. At September 30, 2012, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2012 that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements were as follows:

	As of September 30, 2012
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$215,390	8.20%	$105,085	4.00%	$131,356	5.00%
Tier 1 capital (to risk-weighted assets)	215,390	12.83%	N/A	N/A	100,694	6.00%
Total capital (to risk-weighted assets)	225,561	13.44%	134,259	8.00%	167,824	10.00%
Tangible capital (to tangible assets)	215,390	8.20%	39,407	1.50%	N/A	N/A

	As of June 30, 2012
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$206,447	8.62%	$95,778	4.00%	$119,723	5.00%
Tier 1 capital (to risk-weighted assets)	206,447	13.69%	N/A	N/A	90,510	6.00%
Total capital (to risk-weighted assets)	216,083	14.32%	120,680	8.00%	150,850	10.00%
Tangible capital (to tangible assets)	206,447	8.62%	35,917	1.50%	N/A	N/A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would cause the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income. The following table sets forth the interest rate sensitivity of our assets and liabilities at September 30, 2012:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2012
(Dollars in thousands)	Over One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$43,344	$—	$—	$43,344
Securities[1]	255,874	40,043	164,354	460,271
Stock of the FHLB, at cost	20,492	—	—	20,492
Loans—net of allowance for loan loss[2]	417,782	1,037,062	458,154	1,912,998
Loans held for sale	122,000	—	—	122,000
Total interest-earning assets	859,492	1,077,105	622,508	2,559,105
Non-interest earning assets	—	—	—	58,214
Total assets	$859,492	$1,077,105	$622,508	$2,617,319
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,357,044	$307,656	$146,707	$1,811,407
Securities sold under agreements to repurchase	10,000	90,000	20,000	120,000
Advances from the FHLB[4]	244,000	80,000	80,000	404,000
Other borrowed funds	5,155	—	—	5,155
Total interest-bearing liabilities	1,616,199	477,656	246,707	2,340,562
Other non-interest-bearing liabilities	—	—	—	62,051
Stockholders’ equity	—	—	—	214,706
Total liabilities and equity	$1,616,199	$477,656	$246,707	$2,617,319
Net interest rate sensitivity gap	$(756,707)	$599,449	$375,801	$218,543
Cumulative gap	$(756,707)	$(157,258)	$218,543	$218,543
Net interest rate sensitivity gap—as a % of interest earning assets	(88.04)%	55.65%	60.37%	8.54%
Cumulative gap—as % of cumulative interest earning assets	(88.04)%	(8.12)%	8.54%	8.54%
________________________
1. Comprised of U.S. government securities and mortgage-backed securities, which are classified as held-to-maturity, available-for-sale and trading. The table reflects contractual re-pricing dates.
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
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. The market value of equity for these purposes is not intended to refer to the trading pricing of our common stock. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the industry market interest rate forecast was increased by 100, 200 and 300 basis points. The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of September 30, 2012
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$176,382	(34.0)%	6.98%
Up 200 basis points	208,287	(22.1)%	8.02%
Up 100 basis points	237,012	(11.3)%	8.89%
Base	267,296	—%	9.77%
Down 100 basis points	301,221	12.7%	10.78%
Down 200 basis points	312,515	16.9%	11.08%

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under “MD&A - Factors That May Affect Our Performance," in our Annual Report on Form 10-K for the year ended June 30, 2012. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the quarter ended September 30, 2012. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Beginning Balance at July 1, 2012	595,700	$5.72	595,700	319,291
Ending Balance at September 30, 2012	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at July 1, 2012	213,702
July 1, 2012 to July 31, 2012	1,388
August 1, 2012 to August 31, 2012	16,515
September 1, 2012 to September 30, 2012	7,625
Ending Balance at September 30, 2012	239,230
Total Treasury Shares at September 30, 2012	834,930

ITEM 6.	EXHIBITS

Exhibit	Document

4.5
Certificate of Designations establishing the rights, preferences and privileges of the Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 17, 2012).

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

BofI Holding, Inc.

Dated:	November 8, 2012	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 8, 2012	By:	/s/ Michael R. Sisk
Michael R. Sisk Senior Vice President and Chief Accounting Officer (Chief Accounting Officer)

Dated:	November 8, 2012	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)