Form 10-Q
period 2012-12-31
BofI Holding, Inc.
filed 2013-02-06
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 12,827,710 shares of common stock, $0.01 par value per share, as of February 1, 2013.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	December 31, 2012	June 30, 2012
ASSETS
Cash and due from banks	$28,411	$20,638
Federal funds sold	61,091	14,788
Total cash and cash equivalents	89,502	35,426
Securities:
Trading	6,735	5,838
Available-for-sale	167,167	164,159
Held-to-maturity (fair value $300,486 as of December 2012 and $318,252 as of June 2012)	288,452	313,032
Stock of the Federal Home Loan Bank, at cost	24,769	20,680
Loans held for sale, carried at fair value	57,498	38,469
Loans held for sale, lower of cost or fair value	39,684	40,712
Loans - net of allowance for loan losses of $11,449 as of December 2012 and $9,636 as of June 2012	2,155,306	1,720,563
Accrued interest receivable	7,979	7,872
Furniture, equipment and software—net	5,782	4,408
Deferred income tax	17,047	15,095
Cash surrender value of life insurance	5,356	5,266
Other real estate owned and repossessed vehicles	1,831	1,157
Other assets	7,214	14,168
TOTAL ASSETS	$2,874,322	$2,386,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$17,854	$12,439
Interest bearing	1,950,411	1,602,649
Total deposits	1,968,265	1,615,088
Securities sold under agreements to repurchase	115,000	120,000
Advances from the Federal Home Loan Bank	527,000	422,000
Subordinated debentures and other borrowings	5,155	5,155
Accrued interest payable	1,831	1,802
Accounts payable and accrued liabilities	14,458	16,180
Total liabilities	2,631,709	2,180,225
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock— $0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 December 2012 and 515 June 2012 shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value and liquidation preference per share; 22,000 shares authorized; 20,132 June 2012 shares issued and outstanding	—	19,439
Series C—$10,000 stated value and liquidation preference per share; 2,000 shares authorized; 1,857 December 2012 shares issued and outstanding	18,552	—
Common stock—0.01 par value; 25,000,000 shares authorized; 13,665,957 shares issued and 12,824,195 shares outstanding December 2012; 12,321,578 shares issued and 11,512,536 shares outstanding June 2012	137	123
Additional paid-in capital	127,084	105,683
Accumulated other comprehensive loss—net of tax	(7,539)	(5,435)
Retained earnings	106,705	88,357
Treasury stock, at cost; 841,762 shares December 2012 and 809,042 shares June 2012	(7,389)	(6,610)
Total stockholders' equity	242,613	206,620
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,874,322	$2,386,845
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$28,119	$21,854	$53,327	$42,605
Investments	5,448	6,762	11,229	13,776
Total interest and dividend income	33,567	28,616	64,556	56,381
INTEREST EXPENSE:
Deposits	5,749	6,571	11,286	13,098
Advances from the Federal Home Loan Bank	1,561	1,475	3,148	3,055
Other borrowings	1,321	1,484	2,701	2,965
Total interest expense	8,631	9,530	17,135	19,118
Net interest income	24,936	19,086	47,421	37,263
Provision for loan losses	1,950	1,600	4,500	3,963
Net interest income, after provision for loan losses	22,986	17,486	42,921	33,300
NON-INTEREST INCOME:
Other than temporary loss on securities:
Total impairment losses	(2,873)	(715)	(5,745)	(1,432)
Loss recognized in other comprehensive income	2,053	—	4,051	120
Net impairment loss recognized in earnings	(820)	(715)	(1,694)	(1,312)
Fair value gain on trading securities	295	430	897	625
Total unrealized loss on securities	(525)	(285)	(797)	(687)
Prepayment penalty fee income	513	65	715	126
Mortgage banking income	5,579	3,031	12,035	7,816
Banking service fees and other income	682	175	1,057	301
Total non-interest income	6,249	2,986	13,010	7,556
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	6,952	4,977	13,321	9,682
Professional services	726	604	1,644	1,177
Occupancy and equipment	477	293	984	555
Data processing and internet	656	600	1,227	983
Advertising and promotional	1,116	606	1,910	1,064
Depreciation and amortization	449	332	786	630
Real estate owned and repossessed vehicles	15	244	113	2,028
FDIC and regulator fees	494	341	982	666
Other general and administrative	1,896	1,207	3,346	1,971
Total non-interest expense	12,781	9,204	24,313	18,756
INCOME BEFORE INCOME TAXES	16,454	11,268	31,618	22,100
INCOME TAXES	6,686	4,608	12,861	8,907
NET INCOME	$9,768	$6,660	$18,757	$13,193
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$9,436	$6,280	$18,348	$12,687
COMPREHENSIVE INCOME	$8,946	$5,022	$16,653	$11,889
Basic earnings per share	$0.71	$0.56	$1.44	$1.15
Diluted earnings per share	$0.70	$0.54	$1.37	$1.14
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2012	2011	2012	2011
NET INCOME	$9,768	$6,660	$18,757	$13,193
Change in unrealized loss on securities:
Net unrealized holding gains (losses) arising during the period	(1,371)	(2,730)	(3,508)	(2,172)
Income tax expense (benefit) related to items of other comprehensive income	(549)	(1,092)	(1,404)	(868)
Total other comprehensive income (loss), net of tax	(822)	(1,638)	(2,104)	(1,304)
Comprehensive income	$8,946	$5,022	$16,653	$11,889

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE — July 1, 2012	20,647	$24,502	12,321,578	(809,042)	11,512,536	$123	$105,683	$88,357	$(5,435)	$(6,610)	$206,620
Comprehensive income:
Net income	—	—	—	—	—	—	—	18,757	—	—	18,757
Net unrealized gain (loss) from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(2,104)	—	(2,104)
Total comprehensive income											16,653
Cash dividends on preferred stock	—	—	—	—	—	—	—	(409)	—	—	(409)
Issuance of convertible preferred stock Series C	1,857	18,552	—	—	—	—	—	—	—	—	18,552
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—
Convert preferred stock to common stock Series B	(20,132)	(19,439)	1,246,571	—	1,246,571	12	19,427	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,542	—	—	—	1,542
Restricted stock grants	—	—	95,723	(32,720)	63,003	2	411	—	—	(779)	(366)
Stock option exercises and tax benefits of equity compensation	—	—	2,085	—	2,085	—	21	—	—	—	21
BALANCE — December 31, 2012	2,372	$23,615	13,665,957	(841,762)	12,824,195	$137	$127,084	$106,705	$(7,539)	$(7,389)	$242,613

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,757	$13,193
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(3,801)	(6,343)
Net accretion of discounts on loans	(1,452)	(726)
Stock-based compensation expense	1,542	1,181
Valuation of financial instruments carried at fair value	(897)	(625)
Impairment charge on securities	1,694	1,312
Provision for loan losses	4,500	3,963
Deferred income taxes	(548)	1,257
Origination of loans held for sale	(535,365)	(318,179)
Unrealized gain on loans held for sale	(860)	(764)
Gain on sales of loans held for sale	(11,175)	(7,052)
Proceeds from sale of loans held for sale	488,925	325,562
Loss on sale of other real estate and foreclosed assets	3	1,720
Depreciation and amortization of furniture, equipment and software	786	630
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(107)	(171)
Other assets	6,215	(3,592)
Accrued interest payable	29	34
Accounts payable and accrued liabilities	(2,757)	1,696
Net cash provided by (used) in operating activities	(34,511)	13,096
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(23,490)	(45,001)
Proceeds from repayment of securities	43,661	59,419
Purchase of stock of Federal Home Loan Bank	(7,093)	(2,963)
Proceeds from redemption of stock of Federal Home Loan Bank	3,004	1,412
Origination of loans	(459,334)	(384,779)
Origination of mortgage warehouse loans, net	(152,362)	—
Proceeds from sales of other real estate owned and repossessed assets	759	6,270
Purchases of loans, net of discounts and premiums	(1,541)	—
Principal repayments on loans	215,135	98,109
Net purchases of furniture, equipment and software	(2,160)	(1,222)
Net cash used in investing activities	(383,421)	(268,755)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	353,177	212,905
Proceeds from Federal Home Loan Bank advances	176,000	91,000
Repayment of Federal Home Loan Bank advances	(71,000)	(66,000)
Repayment of other borrowings and securities sold under agreements to repurchase	(5,000)	(2,500)
Proceeds from exercise of common stock options	21	613
Proceeds from issuance of common stock	—	13,344
Proceeds from issuance of preferred stock	18,552	19,487
Tax benefit from exercise of common stock options and vesting of restricted stock grants	413	216
Cash dividends on preferred stock	(155)	(155)
Net cash provided by financing activities	472,008	268,910
NET CHANGE IN CASH AND CASH EQUIVALENTS	54,076	13,251
CASH AND CASH EQUIVALENTS—Beginning of year	35,426	9,052
CASH AND CASH EQUIVALENTS—End of period	$89,502	$22,303
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$17,105	$19,092
Income taxes paid	$16,700	$8,127
Transfers to other real estate owned and repossessed vehicles from loans	$1,488	$1,168
Transfers from loans held for investment to loans held for sale	$541	$81,029
Transfers from loans held for sale to loans held for investment	$42,755	$—
Preferred stock dividends declared but not paid	$254	$351
Transfers from preferred stock Series B to common stock	$12	$—
Transfers from preferred stock Series B to additional paid-in capital	$19,427	$—
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three and six months ended December 31, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2012 included in our Annual Report on Form 10-K.
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

Recognition of interest income on all portfolio segments is generally discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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
Loans Held for Sale. Agency loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale as of December 31, 2012 were carried at the lower of cost or fair value.

Loans that were originated with the intent and ability to hold for the foreseeable future (loans held in portfolio) but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated on an individual loan by loan basis.

There may be times when loans have been classified as held for sale and for some reason cannot be sold. Loans transferred to a long-term-investment classification from held-for-sale are transferred at the lower of cost or market value on the transfer date. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. A loan cannot be classified as a long-term investment unless the Bank has both the ability and the intent to hold the loan for the foreseeable future or until maturity. During the six months ended December 31, 2012 the Company transfered from loans held for sale to loans held for investment $42,755 with no adjustments to the principal balance as part of ordinary cleanup of loans held for sale.
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

The allowance for loan losses includes specific and general reserves. Specific reserves are provided for impaired loans considered Troubled Debt Restructurings ("TDRs"). All other impaired loans are written down through charge-offs to the fair value of collateral, less estimated selling cost, and no specific or general reserve is provided. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which terms have been modified resulting in a concession and for which the borrower is experiencing financial difficulties are considered TDRs and classified as impaired. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.

A general reserve is included in the allowance for loan losses and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates for the previous three fiscal years and applies the average historic rates to the outstanding loan balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors. The following portfolio segments have been identified: single family, home equity, multi-family, single family warehouse lines, commercial real estate, recreational vehicles, autos, commercial secured and other.

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

For the Company's home equity loans, the allowance methodology takes into consideration the risk that the original borrower information may have adversely changed in two ways. First, in calculating the quantitative factor for the Company's general loan loss allowance, the actual loss experience is tracked and stratified by original combined LTV of the 1st and 2nd liens. As a result, the Company allocates higher loss rates in proportion to the greater of the LTV. Second, the Company uses a number of qualitative factors to reflect additional risk.  The Company does not have any individual purchased home equity loans in its portfolio and given the limited time frame under which the Company originated home equity loans, 2006-2009, no additional risk allocation  is used.

For the Company's single family - warehouse lines, the allowance methodology takes into consideration the structure of these loans, as they remain in the portfolio for a short period (usually less than a month) and have higher credit protection allocated compared to traditional single family originations. A matrix was created to reflect most current operating levels of capital and line usage, which calculates a loss rating to assign to each originator. The Company will continue to monitor these loans and the allocated allowance as more historical information is obtained.

For the Company's C&I - leveraged loans, the allowance methodology takes into consideration that these loans have a limited term and incur increased underwriting and monitoring and they are supported through riskier collateral then more traditional real estate collateral backed loans. The Company incorporated a loan level grading system to base its projected loss rates, a matrix was created with a base loss rate with additional potential industry and volume risk adjustments, to calculate a loss rating for each deal. Given the lack of historical loss experience for this segment at the Company, an allowance loss range is based upon historical peer loss rates

For the Company's RV / auto loan portfolio, the allowance methodology takes into consideration potential adverse changes to the borrower's financial condition since time of origination. The general loan loss reserves for RV / auto are stratified based upon borrower FICO scores. First, to account for potential deterioration of borrower's credit history, since time of origination, due to downturn in the economy or other factors, the Company refreshes the FICO scores used to drive the allowance on a semi-annual basis. The Company believes that current borrower credit history is a better predictor of potential loss, then that was used at time of origination. Second, the Company uses a number of qualitative factors to reflect additional risk.
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

If the present value of estimated cash flows under the modified terms of a TDR discounted at the original loan effective rate is less than the book value of the loan before the TDR, the excess is specifically allocated for loss in the allowance for loan losses.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At December 31, 2012, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 29.70% of all banks in the collateral pools, compared to 13.9% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At December 31, 2012, the Company used a weighted average discount margin of 450 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at December 31, 2012 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $786. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $929.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in December 2012) was 7.8%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at December 31, 2012 are from 1.6% up to 79.0% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at December 31, 2012 are from 1.2% up to 31.3% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at December 31, 2012, the Company computed its discount rates as a spread between 244 and 747 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
Loans Held for Sale. Loans held for sale at fair value are primarily single-family and multifamily residential loans. The fair value of loans held for sale is determined, by pricing for comparable assets or by existing forward sales commitment prices with investors.
Impaired Loans. Impaired loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged and the accrual of interest income has been discontinued. The impaired loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The Bank assesses loans individually and identifies impairment when the loan is classified as impaired or been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing. The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral. The fair value of impaired loans with specific write-offs or allocations of the allowance for loan losses are generally based on recent real estate appraisals or other third-party valuations and analysis of cash flows. These appraisals and analysis may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. Adjustments are routinely made in the process by the appraisers to adjust for differences between the comparable sales and income data available. These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and June 30, 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	December 31, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$6,735	$6,735
Securities—Available-for-Sale:
Agency Debt	$—	$25,119	$—	$25,119
Agency RMBS	—	50,198	—	50,198
Non-Agency RMBS	—	—	69,883	69,883
Municipal	—	5,639	—	5,639
Other Debt Securities	—	16,328	—	16,328
Total—Securities—Available-for-Sale	$—	$97,284	$69,883	$167,167
Loans Held for Sale	$—	$57,498	$—	$57,498
Other assets—Derivative instruments	$—	$—	$1,699	$1,699
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$235	$235

	June 30, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,838	$5,838
Securities—Available-for-Sale:
Agency Debt	$—	$10,037	$—	$10,037
Agency RMBS	—	58,044	—	58,044
Non-Agency RMBS	—	—	83,127	83,127
Municipal	—	5,500	—	5,500
Other Debt Securities	—	7,451	—	7,451
Total—Securities—Available-for-Sale	$—	$81,032	$83,127	$164,159
Loans Held for Sale	$—	$38,469	$—	$38,469
Other assets—Derivative instruments	$—	$—	$2,368	$2,368
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$783	$783

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2012
(Dollars in thousands)	Available-for- Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
Assets:
Opening Balance	$75,507	$6,439	$1,360	$83,306
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	296	—	296
Included in earnings—Mortgage banking	—	—	104	104
Included in other comprehensive income	600	—	—	600
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(6,072)	—	—	(6,072)
Other than temporary impairment	(152)	—	—	(152)
Closing balance	$69,883	$6,735	$1,464	$78,082

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$296	$104	$400

	For the Six Months Ended
	December 31, 2012
(Dollars in thousands)	Available-for- Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
Assets:
Opening Balance	$83,127	$5,838	$1,585	$90,550
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	897	—	897
Included in earnings—Mortgage banking	—	—	(121)	(121)
Included in other comprehensive income	(314)	—	—	(314)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(12,778)	—	—	(12,778)
Other than temporary impairment	(152)	—	—	(152)
Closing balance	$69,883	$6,735	$1,464	$78,082

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$897	$(121)	$776

	For the Three Months Ended
	December 31, 2011
(Dollars in thousands)	Available-for- Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
Assets:
Opening Balance	$82,105	$5,248	$1,018	$88,371
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	430	—	430
Included in earnings—Mortgage banking	—	—	(523)	(523)
Included in other comprehensive income	(2,620)	—	—	(2,620)
Purchases, issues, sales and settlements:
Purchases	19,999	—	—	19,999
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(3,971)	—	—	(3,971)
Other than temporary impairment	(104)	—	—	(104)
Closing balance	$95,409	$5,678	$495	$101,582

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$430	$(523)	$(93)

	For the Six Months Ended
	December 31, 2011
(Dollars in thousands)	Available-for- Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
Assets:
Opening Balance	$83,752	$5,053	$418	$89,223
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	625	—	625
Included in earnings—Mortgage banking	—	—	77	77
Included in other comprehensive income	(1,770)	—	—	(1,770)
Purchases, issues, sales and settlements:
Purchases	19,999	—	—	19,999
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(6,360)	—	—	(6,360)
Other than temporary impairment	(212)	—	—	(212)
Closing balance	$95,409	$5,678	$495	$101,582

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$625	$77	$702

The Table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	December 31, 2012
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Securities - Trading	$6,735	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	27.7 to 31.4% (29.5%) 4.50 to 4.50% (4.50%)
Securities - Non agency MBS	$69,883	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 52.4% (15.6%) 1.2 to 31.3% (11.6%) 1.6 to 79.0% (59.7%) 2.4 to 7.5% (4.7%)
Derivative Instruments, net	$1,464	Sales Comparison Approach	Projected Sales Profit of Underlying Loans, Fallout	0.5 to 1.5% 72.0 to 81.0%

	June 30, 2012
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Securities - Trading	$5,838	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	28.5 to 40.4% (34.5%) 4.50 to 4.50% (4.50%)
Securities - Non agency MBS	$83,127	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 34.5% (17.4%) 1.5 to 31.6% (14.1%) 1.6 to 82.2% (56.8% 2.2 to 7.6% (4.6%)
Derivative Instruments, net	$1,585	Sales Comparison Approach	Projected Sales Profit of Underlying Loans, Fallout	0.5 to 1.5% 73.0 to 82.0%

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

The Table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2012	2011	2012	2011
Interest income on investments	$105	$29	$137	$59
Fair value adjustment	295	430	897	625
Total	$400	$459	$1,034	$684

The Table below summarizes assets measured for impairment on a non-recurring basis was as follows:

	December 31, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single Family	$—	$—	$7,863	$7,863
Home Equity	—	—	37	37
Multifamily	—	—	5,084	5,084
Commercial	—	—	408	408
RV/Auto	—	—	544	544
Total	—	—	13,936	13,936
Other real estate owned and foreclosed assets:
Single Family	—	—	95	95
Multifamily	—	—	1,211	1,211
RV/Auto	—	—	379	379
Total	$—	$—	$1,685	$1,685
HTM Securities-Non Agency MBS	$—	$—	$110,747	$110,747

	June 30, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single Family	$—	$—	$5,105	$5,105
Home Equity	—	—	123	123
Multifamily	—	—	4,114	4,114
Commercial	—	—	421	421
RV/Auto	—	—	798	798
Total	—	—	10,561	10,561
Other real estate owned and foreclosed assets:
Multifamily	—	—	87	87
Commercial	—	—	224	224
RV/Auto	—	—	700	700
Total	$—	$—	$1,011	$1,011
HTM Securities-Non Agency MBS	$—	$—	$113,069	$113,069

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $13,936, net of $575 of specific allowance allocations after a charge-off of $415, for the three months ended December 31, 2012 and charge-offs of $1,589 for the six months ended December 31, 2012,and life to date charge-offs of $4,073. Impaired loans had a related allowance of $575 at December 31, 2012, contributing to an additional provision for loan losses of $1,950 for the three month period ended December 31, 2012 and $4,500 for the six month period ended December 31, 2012.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $1,685 after charge-offs of $10 for the three month period ended December 31, 2012 and $42 for the six month period ended December 31, 2012. Our other real estate owned and foreclosed assets had a net carrying amount of $1,011 after charge-offs of $168 during the year ended June 30, 2012.

Held-to-maturity securities measured for impairment on a non-recurring basis had a fair value of $110,747 and a carrying amount of $108,057 at December 31, 2012, after net impairment charge to income of $820 and $1,694 and changes to other comprehensive loss of $2,053 and $4,051 during the three and six months ended December 31, 2012, respectively. The Company recognized a net impairment charge to income of $715 and $1,312 and changes in other comprehensive loss of zero and $120 for the three and six month periods ended December 31, 2011, respectively. These held-to-maturity securities are valued using Level 3 inputs.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2012 and June 30, 2012 .
As of December 31, 2012 and June 30, 2012, the aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	December 31, 2012	June 30, 2012
Aggregate fair value	$57,498	$38,469
Contractual balance	55,748	37,567
Gain	$1,750	$902

The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2012	2011	2012	2011
Interest income	$363	$509	$794	$749
Change in fair value	185	(306)	740	841
Total Change in fair value	$548	$203	$1,534	$1,590

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	December 31, 2012
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans:
Single Family	$7,863	Sales comparison approach	Adjustment for differences between the comparable sales	-88.2 to 33.3% (-6.2%)
Home Equity	$37	Sales comparison approach	Adjustment for differences between the comparable sales	-17.5 to 35.5% (7.9%)
Multifamily	$5,084	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-50.1 to 73.0% (-4.9%)
Commercial	$408	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-8.8 to 3.9% (-2.5%)
RV/Auto	$544	Sales comparison approach	Adjustment for differences between the comparable sales	-18.1 to 91.7% (11.2%)
Other real estate owned:
Single Family	$95	Sales comparison approach	Adjustment for differences between the comparable sales	-50.0 to 0.0% (-25.0%)
Multifamily	$1,211	Sales comparison approach	Adjustment for differences between the comparable sales	-44.4 to 31.6% (-6.4%)
RV/Auto	$379	Sales comparison approach	Adjustment for differences between the comparable sales	-96.1 to 46.3% (1.4%)
HTM Securities-Non-Agency MBS	$110,747	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 52.4% (15.8%) 1.2 to 31.3% (12.3%) 1.6 to 79.0% (59.7%) 2.4 to 7.5% (5.2%)

	June 30, 2012
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans:
Single Family	$5,105	Sales comparison approach	Adjustment for differences between the comparable sales	-48.9 to 31.0% (-0.6%)
Home Equity	$123	Sales comparison approach	Adjustment for differences between the comparable sales	-53.9 to 1.9% (-24.5%)
Multifamily	$4,114	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-57.5 to 73.0% (0.0%)
Commercial	$421	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-7.4 to 5.2% (-1.1%)
RV/Auto	$798	Sales comparison approach	Adjustment for differences between the comparable sales	-37.5 to 39.9% (10.4%)
Other real estate owned:
Multifamily	$87	Sales comparison approach	Adjustment for differences between the comparable sales	34.8 to 72.7% (53.8%)
Commercial	$224	Sales comparison approach	Adjustment for differences between the comparable sales	-34.8 to 55.4 (-10.3%)
RV/Auto	$700	Sales comparison approach	Adjustment for differences between the comparable sales	-34.8 to 55.4 (-10.3%)
HTM Securities-Non-Agency MBS	$113,069	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 32.7% (18.7%) 1.5 to 28.4% (16.4%) 3.5 to 70.5% (59.4%) 2.5 to 7.6% (5.4%)

Fair value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at the periods indicated:

	December 31, 2012
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$89,502	$89,502	$—	$—	$89,502
Securities trading	6,735	—	—	6,735	6,735
Securities available-for-sale	167,167	—	97,284	69,883	167,167
Securities held-to-maturity	288,452	—	106,437	194,049	300,486
Stock of the Federal Home Loan Bank	24,769	NA	NA	NA	NA
Loans held for sale, at fair value	57,498	—	57,498	—	57,498
Loans held for sale, at lower of cost or fair value	39,684	—	—	39,856	39,856
Loans held for investment—net	2,155,306	—	—	2,234,979	2,234,979
Accrued interest receivable	7,979	—	—	7,979	7,979
Financial liabilities:
Deposits	$1,968,265		$2,007,373	$—	$2,007,373
Securities sold under agreements to repurchase	115,000	—	125,010	—	125,010
Advances from the Federal Home Loan Bank	527,000	—	538,061	—	538,061
Subordinated debentures and other borrowings	5,155	—	5,846	—	5,846
Accrued interest payable	1,831	—	1,831	—	1,831

Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	June 30, 2012
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$35,426	$35,426	$—	$—	$35,426
Securities trading	5,838	—	—	5,838	5,838
Securities available-for-sale	164,159	—	81,032	83,127	164,159
Securities held-to-maturity	313,032	—	109,622	208,630	318,252
Stock of the Federal Home Loan Bank	20,680	NA	NA	NA	NA
Loans held for sale, at fair value	38,469	—	38,469	—	38,469
Loans held for sale, at lower of cost or fair value	40,712	—	—	42,215	42,215
Loans held for investment—net	1,720,563	—	—	1,816,195	1,816,195
Accrued interest receivable	7,872	—	—	7,872	7,872
Financial liabilities:
Deposits	1,615,088	—	1,638,346	—	1,638,346
Securities sold under agreements to repurchase	120,000	—	131,132	—	131,132
Advances from the Federal Home Loan Bank	422,000	—	433,434	—	433,434
Subordinated debentures and other borrowings	5,155	—	5,162	—	5,162
Accrued interest payable	1,802	—	1,802	—	1,802

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  A discussion of the methods of valuing trading securities, available for sale securities and loans held for sale can be found earlier in this footnote.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is not considered material.

4.	SECURITIES
The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity at December 31, 2012 and June 30, 2012 were:

	December 31, 2012
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$48,812	$1,495	$(109)	$50,198	$60,268	$3,951	$—	$64,219
Non-agency [2]	—	62,825	7,421	(363)	69,883	192,026	11,721	(9,698)	194,049
Total mortgage-backed securities	—	111,637	8,916	(472)	120,081	252,294	15,672	(9,698)	258,268
Other debt securities:
U.S. agencies [1]	—	25,101	19	(1)	25,119	—	—	—	—
Municipal	—	5,645	—	(6)	5,639	36,158	6,060	—	42,218
Non-agency	6,735	15,867	461	—	16,328	—	—	—	—
Total other debt securities	6,735	46,613	480	(7)	47,086	36,158	6,060	—	42,218
Total debt securities	$6,735	$158,250	$9,396	$(479)	$167,167	$288,452	$21,732	$(9,698)	$300,486

	June 30, 2012
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$56,456	$1,852	$(264)	$58,044	$67,037	$3,576	$—	$70,613
Non-agency [2]	—	75,755	7,671	(299)	83,127	209,804	12,469	(13,643)	208,630
Total mortgage-backed securities	—	132,211	9,523	(563)	141,171	276,841	16,045	(13,643)	279,243
Other debt securities:
U.S. agencies [1]	—	10,033	4	—	10,037	—	—	—	—
Municipal	—	5,749	—	(249)	5,500	36,191	2,818	—	39,009
Non-agency	5,838	7,444	7	—	7,451	—	—	—	—
Total other debt securities	5,838	23,226	11	(249)	22,988	36,191	2,818	—	39,009
Total debt securities	$5,838	$155,437	$9,534	$(812)	$164,159	$313,032	$18,863	$(13,643)	$318,252
 __________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages . Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $69,883 at December 31, 2012 consists of twenty-five different issues of super senior securities with a fair value of $42,619; two senior structured whole loan securities with a fair value of $27,219 and three mezzanine z-tranche securities with a fair value of $45 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.
The non-agency RMBS held-to-maturity portfolio with a carrying value of $192,026 at December 31, 2012 consists of eighty-one different issues of super senior securities totaling $188,428 and one senior-support security with a carrying value of $3,598. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired although not credit related and therefore no expenses recorded for the fiscal 2012 and for the six months ended December 31, 2012. At December 31, 2012 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $3,724, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at December 31, 2012 and June 30, 2012 were $229,066 and $215,199 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2012
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$10,124	$(109)	$10,124	$(109)	$11	$—	$—	$—	$11	$—
Non-agency	10,937	(255)	12	(108)	10,949	(363)	41,997	(5,266)	31,080	(4,432)	73,077	(9,698)
Total RMBS securities	10,937	(255)	10,136	(217)	21,073	(472)	42,008	(5,266)	31,080	(4,432)	73,088	(9,698)
Other Debt:
U.S. agencies	15,078	(1)	—	—	15,078	(1)	—	—	—	—	—	—
Municipal	5,639	(6)	—	—	5,639	(6)
Total Other Debt	20,717	(7)	—	—	20,717	(7)	—	—	—	—	—	—
Total debt securities	$31,654	$(262)	$10,136	$(217)	$41,790	$(479)	$42,008	$(5,266)	$31,080	$(4,432)	$73,088	$(9,698)

	June 30, 2012
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$8,729	$(177)	$7,181	$(87)	$15,910	$(264)	$10	$—	$—	$—	$10	$—
Non-agency	2,502	(299)	—	—	2,502	(299)	56,904	(8,476)	36,374	(5,167)	93,278	(13,643)
Total RMBS securities	11,231	(476)	7,181	(87)	18,412	(563)	56,914	(8,476)	36,374	(5,167)	93,288	(13,643)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	5,500	(249)	—	—	5,500	(249)	—	—	—	—	—	—
Total Other Debt	5,500	(249)	—	—	5,500	(249)	—	—	—	—	—	—
Total debt securities	$16,731	$(725)	$7,181	$(87)	$23,912	$(812)	$56,914	$(8,476)	$36,374	$(5,167)	$93,288	$(13,643)

There were 13 securities that were in a continuous loss position at December 31, 2012 for a period of more than 12 months. There were 10 securities that were in a continuous loss position at June 30, 2012 for a period of more than 12 months. The following table summarizes amounts of credit loss recognized in the income statement through other than temporary impairment charges which reduced non-interest income:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2012	2011	2012	2011
Beginning balance	$(12,709)	$(9,630)	$(11,835)	$(9,033)
Additions for the amounts related to credit loss for which an other than temporary impairment was not previously recognized	(295)	(112)	(295)	(169)
Increases to the amount related to the credit loss for which other than temporary impairment was previously recognized	(525)	(603)	(1,399)	(1,143)
Ending balance	$(13,529)	$(10,345)	$(13,529)	$(10,345)

At December 31, 2012, 47 non-agency RMBS with a total carrying amount of $111,992 were determined to have cumulative credit losses of $13,529 of which $820 was recognized in earnings during the three months ended December 31, 2012 and $1,694 was recognized in earnings for the six months period ended December 31, 2012. This quarter’s other than temporary impairment of $820 is related to 6 non-agency RMBS with a total carrying amount of $22,022. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other than temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other than temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other than temporary impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 3. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted increase or decrease in the national home price appreciation (HPA) index. The largest factor influencing the Company’s modeling of the monthly default rate is unemployment. The most updated unemployment rate announced prior to the end of the period covered by this report (reported in December 2012) was 7.8%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other than temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
There were no sales of securities during the six month periods ended December 31, 2012 and 2011.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	December 31, 2012	June 30, 2012
Available-for-sale debt securities—net unrealized gains	$8,917	$8,722
Held-to-maturity debt securities—non credit related	(21,487)	(17,784)
Subtotal	(12,570)	(9,062)
Tax benefit	5,031	3,627
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(7,539)	$(5,435)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity at December 31, 2012 were:

	December 31, 2012
	Available-for-sale		Held-to-maturity		Trading
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$2,133	$2,192	$2,244	$2,377	$—
Due one to five years	8,738	8,971	8,921	9,443	—
Due five to ten years	11,150	11,426	10,760	11,378	—
Due after ten years	26,791	27,609	38,343	41,021	—
Total RMBS—U.S. agencies[1]	48,812	50,198	60,268	64,219	—
RMBS—Non-agency:
Due within one year	17,262	18,072	28,760	29,149	—
Due one to five years	22,533	24,583	68,180	69,515	—
Due five to ten years	11,940	13,666	36,936	37,912	—
Due after ten years	11,090	13,562	58,150	57,473	—
Total RMBS—Non-agency	62,825	69,883	192,026	194,049	—
Other debt:
Due within one year	27,479	27,495	104	120	—
Due one to five years	16,186	16,530	912	1,037	—
Due five to ten years	2,948	3,061	2,557	2,892	—
Due after ten years	—	—	32,585	38,169	6,735
Total other debt	46,613	47,086	36,158	42,218	6,735
Total	$158,250	$167,167	$288,452	$300,486	$6,735
 __________________________
1. Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	December 31, 2012	June 30, 2012
Mortgage loans on real estate:
Residential single family (one to four units)[1]	$1,215,744	$863,624
Home equity	25,742	29,167
Residential multifamily (five units or more)	766,247	687,661
Commercial real estate	28,681	35,174
Consumer—Recreational vehicle and auto	21,494	24,324
Commercial secured and other	128,267	100,549
Total gross loans	2,186,175	1,740,499
Allowance for loan losses	(11,449)	(9,636)
Unaccreted discounts and loan fees	(19,420)	(10,300)
Net loans	$2,155,306	$1,720,563
 __________________________________

1.	The balance of single family warehouse was $158,556 at December 31, 2012 and $6,194 at June 30, 2012.

Allowance for Loan Losses. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the allowance) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at December 31, 2012, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
Allowance for Credit Loss Disclosures—The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle ("RV") and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at December 31, 2012 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $19,678 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $5,579; 715 – 769: $6,528; 700 – 714: $1,058; 660 – 699: $3,448 and less than 660: $3,065.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:
The Company had $1,201,771 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $649,773; 61% – 70%: $233,530; 71% – 80%: $50,956; greater than 80%: $6,903: and other $260,609.
The Company had $759,096 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $328,816; 56% – 65%: $278,225; 66% – 75%: $136,371; 76% – 80%: $9,720 and greater than 80%: $5,964.The Company divides the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $26,484 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $17,742; 51% – 60%: $6,642; 61% – 70%: $2,100; and 71% – 80%: $0.
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

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended December 31, 2012
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at October 1, 2012	$4,666	$181	$2,212	$603	$2,145	$364	$10,171
Provision for loan loss	667	108	556	454	(152)	317	1,950
Charge-offs	(200)	(67)	—	(274)	(308)	—	(849)
Transfers to held for sale	—	—	—	—	—	—	—
Recoveries	9	5	143	—	14	6	177
Balance at December 31, 2012	$5,142	$227	$2,911	$783	$1,699	$687	$11,449

	For the Three Months Ended December 31, 2011
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at October 1, 2011	$2,421	$184	$2,523	$162	$2,519	$199	$8,008
Provision for loan loss	534	140	406	(31)	516	35	1,600
Charge-offs	(189)	(110)	(637)	—	(601)	—	(1,537)
Transfers to held for sale	(30)	—	—	—	—	—	(30)
Recoveries	49	—	—	—	—	—	49
Balance at December 31, 2011	$2,785	$214	$2,292	$131	$2,434	$234	$8,090

	For the Six Months Ended December 31, 2012
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at July 1, 2012	$4,126	$192	$2,558	$398	$2,159	$203	$9,636
Provision for loan loss	1,471	252	585	1,565	14	613	4,500
Charge-offs	(464)	(233)	(375)	(1,180)	(488)	(137)	(2,877)
Transfers to held for sale	—	—	—	—	—	—	—
Recoveries	9	16	143	—	14	8	190
Balance at December 31, 2012	$5,142	$227	$2,911	$783	$1,699	$687	$11,449

	For the Six Months Ended December 31, 2011
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Balance at July 1, 2011	$2,277	$158	$2,326	$167	$2,441	$50	$7,419
Provision for loan loss	1,387	280	965	(36)	1,182	185	3,963
Charge-offs	(855)	(224)	(829)	—	(1,189)	(1)	(3,098)
Transfers to held for sale	(73)	—	(170)	—	—	—	(243)
Recoveries	49	—	—	—	—	—	49
Balance at December 31, 2011	$2,785	$214	$2,292	$131	$2,434	$234	$8,090

The following table presents our loans evaluated individually for impairment by class:

	December 31, 2012
(Dollars in thousands)	Unpaid Principal Balance	Charge-off	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment[1]	Related Allowance
With no related allowance recorded:
Single Family:
Purchased	$8,115	2,066	6,049	(3)	6,046	—
Multifamily:
Purchased	2,514	478	2,036	6	2,042	—
Home Equity:
In-house originated	92	64	28	—	28	—
Commercial:
Purchased	2,326	545	1,781	3	1,784	—
RV / Auto	1,917	1,119	798	31	829	—
With an allowance recorded:
Single Family:
In-house originated	986	—	986	—	986	2
Purchased	6,938	—	6,938	(17)	6,921	59
Multifamily:
Purchased	5,115	—	5,115	(6)	5,109	31
Home Equity:
In-house originated	38	—	38	—	38	1
Commercial:
Purchased	416	—	416	(6)	410	8
RV / Auto	1,018	—	1,018	21	1,039	474
Total	$29,475	4,272	25,203	29	25,232	575
As a % of total gross loans	1.35%	0.20%	1.15%	—%	1.15%	0.03%
___________________
1.The recorded investment in impaired loans also includes $28 of accrued interest receivable and unaccreted discounts an loan fees.

	June 30, 2012
(Dollars in thousands)	Unpaid Principal Balance	Charge-off	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment[1]	Related Allowance
With no related allowance recorded:
Single Family:
Purchased	$8,837	$2,239	$6,598	$(9)	$6,589	$—
Multifamily:
Purchased	1,602	76	1,526	(16)	1,510	—
RV / Auto	1,522	848	674	24	698	—
With an allowance recorded:
Single Family:
In-house originated	18	—	18	—	18	1
Purchased	5,127	—	5,127	12	5,139	39
Multifamily:
Purchased	4,507	—	4,507	(27)	4,480	393
Home Equity:
In-house originated	124	—	124	1	125	1
Commercial:
Purchased	425	—	425	(10)	415	4
RV / Auto	1,403	—	1,403	28	1,431	605
Total	$23,565	$3,163	$20,402	$3	$20,405	$1,043
As a % of total gross loans	1.35%	0.18%	1.17%	—%	1.17%	0.06%
___________________
1.The recorded investment in impaired loans also includes $79 of accrued interest receivable and unaccreted discounts an loan fees.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	December 31, 2012
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$61	$1	$31	$8	$474	$—	$575
Collectively evaluated for impairment	5,081	226	2,880	775	1,225	687	10,874
Total ending allowance balance	$5,142	$227	$2,911	$783	$1,699	$687	$11,449
Loans:
Loans individually evaluated for impairment[1]	$13,973	$66	$7,151	$2,197	$1,816	$—	$25,203
Loans collectively evaluated for impairment	1,201,771	25,676	759,096	26,484	19,678	128,267	2,160,972
Principal loan balance	1,215,744	25,742	766,247	28,681	21,494	128,267	2,186,175
Unaccreted discounts and loan fees	(359)	—	392	(79)	402	(19,776)	(19,420)
Accrued interest receivable	2,774	116	2,699	147	99	533	6,368
Total recorded investment in loans	$1,218,159	$25,858	$769,338	$28,749	$21,995	$109,024	$2,173,123
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2012
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$40	$1	$393	$4	$605	$—	$1,043
Collectively evaluated for impairment	4,086	191	2,165	394	1,554	203	8,593
Total ending allowance balance	$4,126	$192	$2,558	$398	$2,159	$203	$9,636
Loans:
Loans individually evaluated for impairment[1]	$11,743	$124	$6,033	$425	$2,077	$—	$20,402
Loans collectively evaluated for impairment	851,881	29,043	681,628	34,749	22,247	100,549	1,720,097
Principal loan balance	863,624	29,167	687,661	35,174	24,324	100,549	1,740,499
Unaccreted discounts and loan fees	(112)	40	(481)	(79)	494	(10,162)	(10,300)
Accrued interest receivable	2,594	147	2,596	139	108	609	6,193
Total recorded investment in loans	$866,106	$29,354	$689,776	$35,234	$24,926	$90,996	$1,736,392
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans consisted of the following:

(Dollars in thousands)	December 31, 2012	June 30, 2012
Loans secured by real estate:
Single family:
In-house originated	$986	$18
Purchased	11,237	10,081
Home equity loans:
In-house originated	45	102
Multifamily:
In-house originated	501	—
Purchased	5,034	5,757
Commercial:
Purchased	2,197	425
Total nonaccrual loans secured by real estate	20,000	16,383
RV/Auto	846	739
Total non-performing loans	$20,846	$17,122
Non-performing loans to total loans	0.95%	0.98%

Approximately15.53% of our non-performing loans at December 31, 2012 were considered TDRs, compared to 23.09% at June 30, 2012. Borrowers which make timely payments after TDRs are considered non-performing for at least six months.

Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 58.63% of the Bank’s non-performing loans are single family first mortgages already written down to 48.99% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.
The following table provides the outstanding unpaid balance of loans that are performing and non-performing by portfolio class:

	December 31, 2012
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Performing	$1,203,521	$25,697	$760,712	$26,484	$20,648	$128,267	$2,165,329
Non-performing	12,223	45	5,535	2,197	846	—	20,846
Total	$1,215,744	$25,742	$766,247	$28,681	$21,494	$128,267	$2,186,175

	June 30, 2012
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Performing	$853,525	$29,065	$681,904	$34,749	$23,585	$100,549	$1,723,377
Non-performing	10,099	102	5,757	425	739	—	17,122
Total	$863,624	$29,167	$687,661	$35,174	$24,324	$100,549	$1,740,499

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	December 31, 2012
	Single Family			Multifamily			Commercial
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$1,055,755	$147,766	$1,203,521	$532,256	$228,456	$760,712	$5,758	$20,726	$26,484
Non performing	986	11,237	12,223	501	5,034	5,535	—	2,197	2,197
Total	$1,056,741	$159,003	$1,215,744	$532,757	$233,490	$766,247	$5,758	$22,923	$28,681

	June 30, 2012
	Single Family			Multifamily			Commercial
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$687,494	$166,031	$853,525	$433,858	$248,046	$681,904	$7,547	$27,202	$34,749
Non performing	18	10,081	10,099	—	5,757	5,757	—	425	425
Total	$687,512	$176,112	$863,624	$433,858	$253,803	$687,661	$7,547	$27,627	$35,174

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

The Company classifies these loans as performing TDRs that consisted of the following:

	December 31, 2012
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Performing loans temporarily modified as TDR	$1,750	$21	$1,616	$—	$970	$—	$4,357
Non performing loans	12,223	45	5,535	2,197	846	—	$20,846
Total impaired loans	$13,973	$66	$7,151	$2,197	$1,816	$—	$25,203

	For the Three Months Ended December 31, 2012
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Interest income recognized on performing TDRs	$17	$—	$30	$—	$20	$—	$67
Average balances of performing TDRs	$1,670	$42	$721	$—	$1,069	$—	$3,502
Average balances of impaired loans	$13,014	$79	$5,084	$4,005	$1,941	$—	$24,123

	For the Three Months Ended December 31, 2011
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Interest income recognized on performing TDRs	$23	$—	$41	$24	$35	$—	$123
Average balances of performing TDRs	$1,570	$34	$2,444	$1,726	$1,753	$—	$7,527
Average balances of impaired loans	$8,688	$132	$6,921	$1,726	$2,409	$—	$19,876

	For the Six Months Ended December 31, 2012
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Interest income recognized on performing TDRs	$33	$1	$59	$—	$40	$—	$133
Average balances of performing TDRs	$1,500	$38	$498	$—	$1,179	$—	$3,215
Average balances of impaired loans	$13,596	$133	$5,520	$2,886	$2,057	$—	$24,192

	For the Six Months Ended December 31, 2011
(Dollars in thousands)	Single Family	Home Equity	Multi- family	Commercial Real Estate and Land	Recreational Vehicles and Autos	Commercial Secured and Other	Total
Interest income recognized on performing TDRs	$47	$1	$83	$47	$70	$—	$248
Average balances of performing TDRs	$1,448	$45	$2,306	$1,733	$1,987	$—	$7,519
Average balances of impaired loans	$8,306	$162	$6,175	$1,733	$2,398	$—	$18,774

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

There were four loans with a balance of $1.9 million modified as TDRs during the three and six months ended December 31, 2012 and there were zero during the six months ended December 31, 2011. Three of the new TDR's were classified as such due to our regulators, the Office of the Comptroller of the Currency (OCC) directing banks to classify mortgages and other loans discharged by troubled borrowers in bankruptcy as TDR's. The Company had no loans modified as TDRs within the previous twelve months for which there was a payment default for the three months ended December 31, 2012 and December 31, 2011. The Company defines a payment default as 90 days past due.
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

The following table presents the composition of our loan portfolio by credit quality indicators:

	December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family:
In-house originated	$1,051,256	$5,219	$266	$—	$1,056,741
Purchased	145,909	1,057	12,037	—	159,003
Home equity loans:
In-house originated	7,122	15	295	—	7,432
Purchased	18,310	—	—	—	18,310
Multifamily:
In-house originated	531,401	1,356	—	—	532,757
Purchased	221,035	5,805	6,650	—	233,490
Commercial real estate and land:
In-house originated	5,758	—	—	—	5,758
Purchased	16,897	1,373	4,653	—	22,923
Consumer—RV/Auto:	19,953	131	1,410	—	21,494
Commercial secured and other:	128,267	—	—	—	128,267
Total	$2,145,908	$14,956	$25,311	$—	$2,186,175
As a % of total gross loans	98.2%	0.7%	1.1%	—%	100.0%

	June 30, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family:
In-house originated	$682,995	$4,499	$18	$—	$687,512
Purchased	164,097	630	11,385	—	176,112
Home equity loans:
In-house originated	8,887	174	339	—	9,400
Purchased	19,767	—	—	—	19,767
Multifamily:
In-house originated	430,097	3,258	503	—	433,858
Purchased	241,052	2,851	9,525	375	253,803
Commercial real estate and land:
In-house originated	7,547	—	—	—	7,547
Purchased	18,746	643	8,238	—	27,627
Consumer—RV/Auto:	22,486	415	1,423	—	24,324
Commercial secured and other:	100,549	—	—	—	100,549
Total	$1,696,223	$12,470	$31,431	$375	$1,740,499
As a % of total gross loans	97.5%	0.7%	1.8%	—%	100.0%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the period indicated:

	December 31, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family:
In-house originated	$—	$720	266	$986
Purchased	3,238	824	10,336	14,398
Multifamily:
In-house originated	1,382	501	—	1,883
Purchased	63	513	2,800	3,376
Home Equity:
In-house originated	121	—	—	121
Commercial:
Purchased	319	416	1,781	2,516
RV / Auto	558	98	642	1,298
Total	$5,681	$3,072	$15,825	$24,578
As a % of total gross loans	0.26%	0.14%	0.72%	1.12%

	June 30, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family:
Purchased	$2,398	$733	$8,695	$11,826
Multifamily:
In-house originated	867	—	—	867
Purchased	700	—	3,124	3,824
Home Equity:
In-house originated	46	149	45	240
Commercial:
Purchased	—	—	425	425
RV / Auto	557	347	588	1,492
Commercial Secured and Other	8,661	—	—	8,661
Total	$13,229	$1,229	$12,877	$27,335
	0.76%	0.07%	0.74%	1.57%

6.	STOCK-BASED COMPENSATION
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
2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At December 31, 2012, there were a maximum of 2,067,401 shares available for issuance under the limits of the 2004 Plan.
Stock Options. At December 31, 2012, expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares	Weighted-average Exercise Price Per Share
Outstanding - July 1, 2011	267,533	$9.15
Granted	—	$—
Exercised	(74,522)	$9.73
Canceled	(2,894)	$9.10
Outstanding - June 30, 2012	190,117	$8.93
Granted	—	$—
Exercised	(2,085)	$10.00
Canceled	(500)	$11.00
Outstanding - December 31, 2012	187,532	$8.91
Options exercisable - June 30, 2012	190,117	$8.93
Options exercisable - December 31, 2012	187,532	$8.91

The following table summarizes information as concerning currently outstanding and exercisable options:

As of December 31, 2012
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	56,700	3.6	56,700	$7.35
$8.50	7,500	2.9	7,500	$8.50
$9.20	7,500	2.6	7,500	$9.20
$9.50	73,300	2.6	73,300	$9.50
$10.00	42,532	1.5	42,532	$10.00
$8.91	187,532	2.6	187,532	$8.91

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at December 31, 2012 was $3,544.
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
During the quarters ended December 31, 2012 and 2011, the Company granted 34,524 and 31,584 restricted stock units respectively, to employees and directors. Restricted stock unit (“RSU”) awards granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, vest one-third on each fiscal year end.
The Company’s income before income taxes and net income for the quarters ended December 31, 2012 and 2011 included stock award expense of $834 and $611, respectively. The income tax benefit was $334 and $244, respectively. For the six months ended December 31, 2012 and 2011, stock award expense was $1,542 and $1,181, with total income tax benefit of $617 and $476, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2012, unrecognized compensation expense related to non-vested awards aggregated to $6,056 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2013	$1,780
2014	2,211
2015	1,441
2016	624
Total	$6,056

The following table presents the status and changes in restricted stock grants for the periods indicated:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2011	390,074	$11.35
Granted	190,584	$14.45
Vested	(210,281)	$10.90
Canceled	(9,715)	$15.22
Non-vested balance at June 30, 2012	360,662	$13.20
Granted	149,102	$25.55
Vested	(74,973)	$12.07
Canceled	(14,864)	$16.19
Non-vested balance at December 31, 2012	419,927	$17.68

The total fair value of shares vested for the three and six months ended December 31, 2012 was $490 and $2,085, respectively. The total fair value of shares vested for the three and six months ended December 31, 2011 was $212 and $930, respectively.

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At December 31, 2012, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Earnings Per Common Share
Net income	9,768	6,660	18,757	13,193
Preferred stock dividends	(332)	(380)	(409)	(506)
Net income attributable to common shareholders	9,436	6,280	18,348	12,687
Average common shares issued and outstanding	12,820,810	10,732,728	12,322,932	10,565,507
Average unvested Restricted stock grant and RSU shares	403,802	442,219	384,905	470,539
Total qualifying shares	13,224,612	11,174,947	12,707,837	11,036,046
Earnings per common share	$0.71	$0.56	$1.44	$1.15
Diluted Earnings Per Common Share
Net income attributable to common shareholders	9,436	6,280	18,348	12,687
Preferred stock dividends to dilutive convertible preferred	254	303	254	351
Dilutive net income attributable to common shareholders	9,690	6,583	18,602	13,038
Average common shares issued and outstanding	13,224,612	11,174,947	12,707,837	11,036,046
Dilutive effect of Stock Options	63,771	61,908	68,759	61,276
Dilutive effect of convertible preferred stock	536,057	1,067,773	761,907	318,471
Total dilutive common shares issued and outstanding	13,824,440	12,304,628	13,538,503	11,415,793
Diluted earnings per common share	$0.70	$0.54	$1.37	$1.14

8.	COMMITMENTS AND CONTINGENCIES
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
At December 31, 2012, the Company had commitments to originate $163.7 million in fixed rate loans and $47.7 million in variable rate loans, totaling an aggregate outstanding principal balance of $211.4 million. Our fixed rate commitments to originate had rates ranging from 0.9% to 8.0%. At December 31, 2012, the Company also had commitments to sell $169.0 million in fixed rate loans and $11.3 million in variable rate loans, totaling an aggregate outstanding principal balance of $180.3 million.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were five refinances of existing related party loans and one new loan for a net $1.4 million granted under the provisions of the employee loan program during the six months ended December 31, 2012, and no refinances of existing loans or new loans granted during the six months ended December 31, 2011.

10. STOCKHOLDERS' EQUITY

On September 11, 2012, the Company mandatorily converted 20,132 shares of our 6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock (the "Series B preferred stock"). The Series B preferred stock was converted into 1,246,571 shares of our common stock (which reflects an approximate initial conversion price of $16.15 per share of our common stock) plus cash in lieu of fractional shares, subject to anti-dilution and other adjustments.

On various dates beginning on October 11, 2012, BofI Holding, Inc. (the “Company”), entered into subscription agreements (the “Subscription Agreements”) with various institutional and individual accredited investors under which the Company sold an aggregate of 1,857 shares of its 6.0% Series C Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) for a purchase price of $10,000 per share or an aggregate of $18,570, with net proceeds after expenses of approximately $18,552.
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
Each holder of the Series C Preferred Stock shall have the right, at such holder’s option, to convert all or any portion of such holder’s Series C Preferred Stock into 327.86885 shares of Common Stock (which reflects an approximate conversion price of $30.50 per share) plus cash in lieu of fractional shares, subject to anti-dilution and other adjustments set forth in the Certificate of Designations. In addition, if the closing price of the Company’s common stock exceeds $35.00 per share for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, the Company may at its option cause some or all of the Series C Preferred Stock to automatically convert into common stock at the then prevailing conversion rate. Furthermore, all or some of the Series C Preferred Stock may be redeemed by the Company at its option no earlier than three years from the date of issuance at a redemption price per share of $10,800 three years after the issuance date, $10,500 four years after the issuance date, and $10,300 five years or more after the issuance date.

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
General

Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with $2.9 billion in assets that provides innovative banking and lending products and services to approximately 40,000 customers through our scalable low cost distribution channels. BofI Holding, Inc.'s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 3000 Index.

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

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	December 31, 2012	June 30, 2012	December 31, 2011
Selected Balance Sheet Data:
Total assets	$2,874,322	$2,386,845	$2,223,797
Loans—net of allowance for loan losses	2,155,306	1,720,563	1,526,523
Loans held for sale, at fair value	57,498	38,469	54,336
Loans held for sale, lower of cost or market	39,684	40,712	48,000
Allowance for loan losses	11,449	9,636	8,090
Securities—trading	6,735	5,838	5,678
Securities—available-for-sale	167,167	164,159	165,047
Securities—held-to-maturity	288,452	313,032	339,691
Total deposits	1,968,265	1,615,088	1,553,230
Securities sold under agreements to repurchase	115,000	120,000	130,000
Advances from the FHLB	527,000	422,000	330,000
Subordinated debentures and other borrowings	5,155	5,155	5,155
Total stockholders’ equity	242,613	206,620	193,596

BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Selected Income Statement Data:
Interest and dividend income	$33,567	$28,616	$64,556	$56,381
Interest expense	8,631	9,530	17,135	19,118
Net interest income	24,936	19,086	47,421	37,263
Provision for loan losses	1,950	1,600	4,500	3,963
Net interest income after provision for loan losses	22,986	17,486	42,921	33,300
Non-interest income	6,249	2,986	13,010	7,556
Non-interest expense	12,781	9,204	24,313	18,756
Income before income tax expense	16,454	11,268	31,618	22,100
Income tax expense	6,686	4,608	12,861	8,907
Net income	$9,768	$6,660	$18,757	$13,193
Net income attributable to common stock	$9,436	$6,280	$18,348	$12,687
Per Share Data:
Net income:
Basic	$0.71	$0.56	$1.44	$1.15
Diluted	$0.70	$0.54	$1.37	$1.14
Book value per common share	$17.08	$14.80	$17.08	$14.80
Tangible book value per common share	$17.08	$14.80	$17.08	$14.80
Weighted average number of shares outstanding:
Basic	13,224,612	11,174,947	12,707,837	11,036,046
Diluted	13,824,440	12,304,628	13,538,503	11,415,793
Common shares outstanding at end of period	12,824,195	11,419,584	12,824,195	11,419,584
Common shares issued at end of period	13,665,957	12,162,604	13,665,957	12,162,604
Performance Ratios and Other Data:
Loan originations for investment	$331,999	$132,153	$611,696	$384,779
Loan originations for sale	280,569	227,810	535,365	318,179
Loan purchases	—	—	1,541	—
Return on average assets	1.45%	1.23%	1.45%	1.26%
Return on average common stockholders’ equity	17.32%	15.86%	17.85%	16.55%
Interest rate spread[1]	3.69%	3.44%	3.63%	3.47%
Net interest margin[2]	3.81%	3.60%	3.76%	3.62%
Efficiency ratio	40.98%	41.70%	40.23%	41.85%
Capital Ratios:
Equity to assets at end of period	8.44%	8.71%	8.44%	8.71%
Tier 1 leverage (core) capital to adjusted tangible assets[3]	8.52%	8.27%	8.52%	8.27%
Tier 1 risk-based capital ratio[3]	13.95%	13.19%	13.95%	13.19%
Total risk-based capital ratio[3]	14.60%	13.77%	14.60%	13.77%
Tangible capital to tangible assets[3]	8.52%	8.27%	8.52%	8.27%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.13%	0.39%	0.28%	0.41%
Non-performing loans to total loans	0.95%	0.76%	0.95%	0.76%
Non-performing assets to total assets	0.79%	0.64%	0.79%	0.64%
Allowance for loan losses to total loans at end of period	0.52%	0.53%	0.52%	0.53%
Allowance for loan losses to non-performing loans	54.92%	68.79%	54.92%	68.79%
_________________________
1. Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.
2. Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
3. Reflects regulatory capital ratios of BofI Federal Bank.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2012 and December 31, 2011
For the three months ended December 31, 2012, we had net income of $9.8 million compared to net income of $6.7 million for the three months ended December 31, 2011. Net income attributable to common stockholders was $9.4 million or $0.70 per diluted share compared to net income attributable to common shareholders of $6.3 million or $0.54 per diluted share for the three months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012, we had net income of $18.8 million compared to net income of $13.2 million for the six months ended December 31, 2011. Net income attributable to common stockholders was $18.3 million or $1.37 per diluted share compared to net income attributable to common shareholders of $12.7 million or $1.14 per diluted share for the six months ended December 31, 2012 and 2011, respectively.

Other key comparisons between our operating results for the three and six months ended December 31, 2012 and 2011 are:

•
Net interest income increased $5.9 million and $10.2 million in the quarter and six months ended December 31, 2012 due to a 23.4% and 22.7%, increase in average earning assets primarily from the growth in our loan portfolio in those respective periods. Our net interest margin increased 21 basis points and 14 basis points in the quarter and six months ended December 31, 2012 compared to December 31, 2011. The overall rate on interest earning assets was lower by 27 and 37 basis points in the three and six month periods ended December 31, 2012 compared to December 31,2011, primarily because loan rates have been pushed lower by the economy and competition. This reduction on the asset side was more than offset by a 52 and 53 basis point reduction in rates paid on interest bearing liabilities for the three and six months ending December 31, 2012 compared to December 31, 2011. The primarily reduction was due to a decrease in the rates paid on time deposits of 57 and 52 basis points , respectively, as we allowed the higher rate time deposits to roll of the books.

•
Non-interest income increased $3.3 million and $5.5 million for the three and six months ended December 31, 2012 compared to the three and six months ended December 31, 2011. The increase in non-interest income for the quarter was primarily the result of a $2.5 million increase in mortgage banking income, a $448,000 increase in prepayment penalty income and a $507,000 increase in banking service fees. The increase in non-interest income for the six months ended December 31, 2012 compared to December 31, 2011 was primarily the result of a $4.2 million increase in mortgage banking income, a $589,000 increase in prepayment penalty income and a $756,000 increase in banking service fees.

•
Non-interest expense increased $3.6 million and $5.6 million for the three and six months ended December 31, 2012 compared to the three and six months ended December 31, 2011. For the three months ended December 31, 2012 compared to the three months ended December 31, 2011 salaries and compensation was up $2.0 million primarily due to the overall increase in staff, mainly in our production areas to support the overall growth of the Bank. Advertising and promotions were up $510,000 mainly due to the cost of lead generation in the mortgage area. Other general and administration expenses were $689, 000 higher primarily due to an increase of $258,000 in loan related expenses, an increase of $144,000 related to software, licenses and associated costs, an increase of $72,000 in expenses related travel, and an increase of $53,000 in losses on deposit accounts. For the six months ended December 31, 2012 compared to the six months ended December 31, 2011 salaries and compensation was up $3.6 million primarily due to the overall increase in staff, mainly in our production areas to support the overall growth of the Bank. Advertising and promotions were up $846,000 mainly due to the cost of lead generation in the mortgage area. Other general and administration expenses were $1.4 million higher primarily due to an increase of $708,000 in loan related expenses, an increase of $198,000 related to software, licenses and associated costs, an increase of $77,000 in expenses related travel, and an increase of $57,000 in losses on deposit accounts.

We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings ("core earnings") which we believe provides useful information about the Bank's operating performance. Core earnings for the three and six months ended December 31, 2012 and 2011, were $10.1 million and $6.8 million and $19.2 and 13.6, respectively.

Below is a reconciliation of net income to core earnings:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2012	2011	2012	2011
Net Income	$9,768	$6,660	$18,757	$13,193
Unrealized securities losses	525	285	797	687
Tax provision	(213)	(117)	(324)	(277)
Core Earnings	$10,080	$6,828	$19,230	$13,603
Net Interest Income
Net interest income for the quarter and six months ended December 31, 2012 totaled $24.9 million and $47.4 million, an increase of 30.7% and 27.3%, respectively, compared to net interest income of $19.1 million and $37.3 million for the quarter and six months ended December 31, 2011.
Total interest and dividend income during the three and six months ended December 31, 2012 increased 17.3% to $33.6 million and 14.5% to $64.6 million, respectively, compared to $28.6 million and $56.4 million during the three and six months ended December 31, 2011. The increase in interest and dividend income for the 2012 quarter and six months was attributable primarily to growth in average earning assets from growth in the loan portfolio which was partially offset by a decrease in the average balance of investments. The average balance of loans increased 34.2% and 33.5% when compared to the three and six periods ended December 31, 2011, while the average balance on investments was lower by 9.0% and 8.3% for the same respective periods. The increase in interest income on loans was partially offset by lower rates earned on loans and mortgage-backed securities. The loan portfolio yield for the quarter and six months ended December 31, 2012 decreased 23 and 36 basis points, respectively, and the investment security portfolio yield decreased 72 and 66 basis points from the 2011 periods. The net growth in average earning assets for the three and six month periods were funded largely by increased deposits and to a lesser extent borrowings.
Total interest expense was $8.6 million and $17.1 million for the three and six months ended December 31, 2012, a decrease of $0.9 million or 9.4% and $2.0 million or 10.4% as compared with the same periods in 2011. The average funding rate decreased by 52 and 53 basis points while average interest-bearing liabilities grew 22.7% and 21.6% respectively. Contributing to the decrease in the average funding rates were decreases in the average rates for time deposits of 57 and 52 basis points, FHLB advances of 31 and 43 basis and demand and savings accounts of 13 and 11 basis points for the three and six months ended December 31, 2012 compared to the same periods in 2011. Net interest margin, defined as net interest income divided by average earning assets, increased by 21 basis points to 3.81% for the quarter ended December 31, 2012, compared with 3.60% for the quarter ended December 31, 2011. Net interest margin increased by 14 basis points to 3.76% for the six months ended December 31, 2012, compared with 3.62% for the six months ended December 31, 2011.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2012 and 2011:

	For the three month period ended
	December 31,
	2012			2011
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$2,124,865	$28,119	5.29%	$1,583,265	$21,854	5.52%
Federal funds sold	9,402	9	0.38%	14,058	3	0.09%
Interest-earning deposits in other financial institutions	553	—	—%	290	—	—%
Mortgage-backed and other investment securities[5]	461,340	5,309	4.60%	507,087	6,747	5.32%
Stock of the FHLB, at cost	20,217	130	2.57%	15,384	12	0.31%
Total interest-earning assets	2,616,377	33,567	5.13%	2,120,084	28,616	5.40%
Non-interest-earning assets	71,649			44,012
Total assets	$2,688,026			$2,164,096
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$818,322	$1,687	0.82%	$458,661	$1,087	0.95%
Time deposits	1,063,088	4,062	1.53%	1,046,715	5,484	2.10%
Securities sold under agreements to repurchase	115,218	1,283	4.45%	130,000	1,446	4.45%
Advances from the FHLB	388,223	1,561	1.61%	307,663	1,475	1.92%
Other borrowings	5,155	38	2.95%	5,155	38	2.95%
Total interest-bearing liabilities	2,390,006	8,631	1.44%	1,948,194	9,530	1.96%
Non-interest-bearing demand deposits	43,653			20,480
Other non-interest-bearing liabilities	17,054			15,071
Stockholders’ equity	237,313			180,351
Total liabilities and stockholders’ equity	$2,688,026			$2,164,096
Net interest income		$24,936			$19,086
Interest rate spread[6]			3.69%			3.44%
Net interest margin[7]			3.81%			3.60%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $33.1 million and $33.8 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2012 and 2011 three month periods, respectively.

5.	Includes $5.5 million of municipal securities which are taxed at a reduced rate for both the 2012 and 2011 three month periods, respectively.

6.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

7.	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2012 and 2011:

	For the six month period ended
	December 31,
	2012			2011
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$2,025,874	$53,327	5.26%	$1,517,096	$42,605	5.62%
Federal funds sold	8,063	12	0.30%	12,522	4	0.06%
Interest-earning deposits in other financial institutions	430	—	—%	260	—	—%
Mortgage-backed and other investment securities[5]	469,476	11,065	4.71%	511,759	13,750	5.37%
Stock of the FHLB, at cost	20,437	152	1.49%	15,436	22	0.29%
Total interest-earning assets	2,524,280	64,556	5.11%	2,057,073	56,381	5.48%
Non-interest-earning assets	68,678			44,988
Total assets	$2,592,958			$2,102,061
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$778,947	$3,175	0.82%	$409,480	$1,903	0.93%
Time deposits	1,011,710	8,111	1.60%	1,053,965	11,195	2.12%
Securities sold under agreements to repurchase	117,609	2,622	4.46%	130,000	2,891	4.45%
Advances from the FHLB	403,454	3,148	1.56%	306,799	3,055	1.99%
Other borrowings	5,155	79	3.06%	5,155	74	2.87%
Total interest-bearing liabilities	2,316,875	17,135	1.48%	1,905,399	19,118	2.01%
Non-interest-bearing demand deposits	32,735			14,006
Other non-interest-bearing liabilities	17,978			14,298
Stockholders’ equity	225,370			168,358
Total liabilities and stockholders’ equity	$2,592,958			$2,102,061
Net interest income		$47,421			$37,263
Interest rate spread[6]			3.63%			3.47%
Net interest margin[7]			3.76%			3.62%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $33.1 million and $33.8 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2012 and 2011 six month periods, respectively.

5.	Includes $5.5 million of municipal securities which are taxed at a reduced rate for both the 2012 and 2011 six month periods, respectively.

6.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

7.	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and six months ended December 31, 2012 and 2011:

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2012 vs 2011				2012 vs 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$7,474	$(910)	$(299)	$6,265	14,297	(2,731)	(844)	10,722
Federal funds sold	(1)	10	(3)	6	(1)	15	(6)	8
Interest-earning deposits in other financial institutions	—	—	—	—	—	—	—	—
Mortgage-backed and other investment securities	(608)	(913)	83	(1,438)	(1,135)	(1,689)	139	(2,685)
Stock of the FHLB, at cost	4	87	27	118	7	93	30	130
	$6,869	$(1,726)	$(192)	$4,951	$13,168	$(4,312)	$(681)	$8,175
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$854	$(149)	$(105)	$600	$1,718	$(225)	$(221)	$1,272
Time deposits	86	(1,492)	(16)	(1,422)	(448)	(2,740)	104	(3,084)
Securities sold under agreements to repurchase	(164)	—	1	(163)	(276)	7	—	(269)
Advances from the FHLB	387	(238)	(63)	86	962	(660)	(209)	93
Other borrowings	—	—	—	—	—	5	—	5
	$1,163	$(1,879)	$(183)	$(899)	$1,956	$(3,613)	$(326)	$(1,983)

Provision for Loan Losses
The loan loss provision was $2.0 million and $4.5 million compared to $1.6 million and $4.0 million for the three and six month periods ended December 31, 2012 and December 31, 2011. The increases in the provision for both the three and six month periods ended December 31, 2012 is due to the overall increase in the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2012	2011	Inc (Dec)	2012	2011	Inc (Dec)
Other than temporary loss on securities:
Total impairment losses	$(2,873)	$(715)	$(2,158)	$(5,745)	$(1,432)	$(4,313)
Loss recognized in other comprehensive loss	2,053	—	2,053	4,051	120	3,931
Net impairment loss recognized in earnings	(820)	(715)	(105)	(1,694)	(1,312)	(382)
Fair value gain on trading securities	295	430	(135)	897	625	272
Total unrealized loss on securities	(525)	(285)	(240)	(797)	(687)	(110)
Prepayment penalty fee income	513	65	448	715	126	589
Mortgage banking income	5,579	3,031	2,548	12,035	7,816	4,219
Banking service fees and other income	682	175	507	1,057	301	756
Total non-interest income	$6,249	$2,986	$3,263	$13,010	$7,556	$5,454

Non-interest income increased $3.2 million to $6.2 million from $3.0 million for the three months ended December 31, 2012 and 2011. The increase was primarily the result of higher mortgage banking income of $2.5 million, a $448,000 increase in prepayment penalty fee income, and a $507,000 increase in banking service fees and other income. The increase in mortgage banking income includes gains on sale of loans of $5.6 million and $3.0 million for the three months ended December 31, 2012 and 2011, respectively, due to an increase in origination volume of loans held for sale to $280.6 million from $227.8 million. Non-interest income increased $5.4 million to $13.0 million from $7.6 million for the six months ended December 31, 2012 and 2011. The increase was primarily the result of higher mortgage banking income of $4.2 million, a $589,000 increase in prepayment penalty fee income, and a $756,000 increase in banking service fees and other income. The increase in mortgage banking income includes gains on sale of loans of $12.0 million and $7.8 million for the six months ended December 31, 2012 and 2011, respectively, due to an increase in origination volume of loans held for sale to $535.4 million from $318.2 million.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2012	2011	Inc (Dec)	2012	2011	Inc (Dec)
Salaries, employee benefits and stock-based compensation	$6,952	$4,977	$1,975	$13,321	$9,682	$3,639
Professional services	726	604	122	1,644	1,177	467
Occupancy and equipment	477	293	184	984	555	429
Data processing and internet	656	600	56	1,227	983	244
Advertising and promotional	1,116	606	510	1,910	1,064	846
Depreciation and amortization	449	332	117	786	630	156
Real estate owned and repossessed vehicles	15	244	(229)	113	2,028	(1,915)
FDIC and regulator fees	494	341	153	982	666	316
Other general and administrative	1,896	1,207	689	3,346	1,971	1,375
Total non-interest expenses	$12,781	$9,204	$3,577	$24,313	$18,756	$5,557

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $12.8 million and $24.3 million for the three and six months ended December 31, 2012, up from $9.2 million and $18.8 for the three and six months ended December 31, 2011.

Total salaries, employee benefits and stock-based compensation increased $2.0 million to $7.0 million for the quarter ended December 31, 2012 compared to $5.0 million for the quarter ended December 31, 2011. There was a net decrease in fixed staff headcount of 2, variable staff increased 15 and commission based employees grew at total of 6 in the three month period ended December 31, 2012 compared to December 31, 2011. For the six month period ended December 31, 2012 total salaries, employee benefits and stock-based compensation increased $3.6 million to $13.3 million compared to $9.7 million for the six months ended December 31, 2011.
Professional services, which include accounting and legal fees, increased $122,000 and $467,000 for the three and six month periods ended December 31, 2012, compared to the same periods last year. The increases were primarily due to legal fees related to loan acquisition contracts and new business startup costs.
Advertising and promotional expense increased $510,000 and $846,000 for the three and six month periods ending December 31, 2012, compared to the same periods ended December 31, 2011. The increases were primarily due to increases in lead generation costs for our single family loan origination program as a result of higher mortgage refinance volume.
Data processing and internet expense increased $56,000 and $244,000 for the three and six month periods ended December 31, 2012, compared to the same periods last year. The increases were primarily due to growth in the number of customer accounts and fees for special enhancements to the Bank's core processing system.
The costs and losses associated with the maintenance and sale of REO and repossessed RVs decreased $229,000 and $1.9 million for the three and six month periods ending December 31, 2012, compared to the same periods last year. This reduction is due to lower operating costs and a decrease in market value adjustments experienced in the three and six months ended December 31, 2012 compared to the same periods last year.
The cost of our Federal Deposit Insurance Corporation or “FDIC” and "OCC" standard regulatory charges increased $153,000 and $316,000 for the three and six month periods ended December 31, 2012, compared to the same periods last year. The increases were due to a rate increase as a result of an increase in brokered deposits in the FDIC insurance premium cost calculation. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative expense increased $689,000 and $1.4 million for the three and six month periods ended December 31, 2012, compared to the same periods last year. The increases were primarily due to loan and other general expenses related to the growth in loan volume and the number of employees.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three and six months ended December 31, 2012 and 2011 were 40.63% and 40.68% and 40.89% and 40.30%,respectively. The reduction in the tax rate is the result of changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $487.5 million, or 20.4%, to $2,874.3 million, as of December 31, 2012, up from $2,386.8 million at June 30, 2012. The increase in total assets was primarily due to an increase of $434.7 million in net loans held for investment. Total liabilities increased a total of $451.5 million, primarily due to an increase in deposits of $353.2 million and an increase in borrowings of $105.0 million from the Federal Home Loan Bank of San Francisco (the “FHLB”). Our deferred income taxes increased $2.0 million to $17.0 million primarily due to the impairment in our securities portfolio, loan loss provision, and state taxes.

Loans
Net loans held for investment increased 25.3% to $2,155.3 million at December 31, 2012 from $1,720.6 million at June 30, 2012. The increase in the loan portfolio was due to loan originations and purchases of $613.2 million, offset by loan repayments of $215.1 million, net transfers from our held for sale portfolio of $42.2 million and a net increase in the allowance of $1.8 million during the six months ended December 31, 2012.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2012		June 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate loans:
Single family (one to four units)	$1,215,744	55.6%	$863,624	49.6%
Home equity	25,742	1.2%	29,167	1.7%
Multifamily (five units or more)	766,247	35.0%	687,661	39.5%
Commercial real estate	28,681	1.3%	35,174	2.0%
Consumer—Recreational vehicle	21,494	1.0%	24,324	1.4%
Commercial secured and other	128,267	5.9%	100,549	5.8%
Total loans held for investment	$2,186,175	100.0%	$1,740,499	100.0%
Allowance for loan losses	(11,449)		(9,636)
Unamortized premiums/discounts, net of deferred loan fees	(19,420)		(10,300)
Net loans held for investment	$2,155,306		$1,720,563

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of December 31, 2012, the Company had $350.6 million of interest only loans and $7.5 million of option adjustable-rate mortgage loans. Through December 31, 2012, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
During fiscal year 2011, the Bank changed its growth strategy to originate more mortgage loans rather than purchasing loans.
Asset Quality and Allowance for Loan Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At December 31, 2012, our non-performing loans totaled $20.8 million, or 0.95% of total gross loans and our total non-performing assets totaled $22.7 million, or 0.79% of total assets.

Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2012	June 30, 2012	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Loans secured by real estate:
Single family	$12,223	$10,099	$2,124
Home equity loans	45	102	(57)
Multifamily	5,535	5,757	(222)
Commercial	2,197	425	1,772
Total nonaccrual loans secured by real estate	20,000	16,383	3,617
RV / Auto	846	739	107
Total non-performing loans	20,846	17,122	3,724
Foreclosed real estate	1,452	457	995
Repossessed—vehicles	379	700	(321)
Total non-performing assets	$22,677	$18,279	$4,398
Total non-performing loans as a percentage of total loans	0.95%	0.98%	(0.03)%
Total non-performing assets as a percentage of total assets	0.79%	0.77%	0.02%

Total non-performing assets increased from $18.3 million at June 30, 2012 to $22.7 million at December 31, 2012. The non-performing assets increase of $4.4 million, or 2 basis points on assets, was the net result of an increase in the non-performing status of the Bank's commercial portfolio from $0.4 million to $2.2 million, an increase in the single family portfolio of $2.1 million and an increase in foreclosed real estate of $1.0 million, which was offset by a decrease in non-performing multifamily loans of $0.2 million and a decrease in repossessed vehicles of $0.3 million. Currently, more delinquent loans are being resolved through short sale rather than through foreclosure and bank sale. The result is an increase in delinquent non performing loans.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $4.4 million at December 31, 2012 and $3.3 million at June 30, 2012.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2012, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at December 31, 2012 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $19,678 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $5,579; 715 – 769: $6,528; 700 -714: $1,058; 660 – 699: $3,448 and less than 660: $3,065.
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
The Company had $1,201,771 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $649,773; 61% – 70%: $233,530; 71% – 80%: $50,956; greater than 80%: $6,903; and other $260,609.
The Company had $759,096 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $328,816; 56% – 65%: $278,225; 66% – 75%: $136,371; 76% – 80%: $9,720 and greater than 80%: $5,964. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $26,484 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $17,742; 51% – 60%: $6,642; 61% – 70%: $2,100; and 71% – 80%: $0.
The weighted average LTV percentage for our entire real estate loan portfolio was 54% at December 31, 2012. We believe that this percentage is lower and more conservative than most banks. This has resulted in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

(Dollars in thousands)	December 31, 2012	June 30, 2012
Non-performing loans—90+ days past due plus other non-accrual loans	$17,609	$13,168
Troubled debt restructuring loans—non-accrual	3,237	3,954
Troubled debt restructuring loans—performing	4,357	3,280
Total impaired loans	$25,203	$20,402

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2012		June 30, 2012
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family	$5,142	44.91%	$4,126	42.82%
Home equity	227	1.98%	192	1.99%
Multifamily	2,911	25.43%	2,558	26.55%
Commercial real estate	783	6.84%	398	4.13%
Consumer—Recreational vehicles and autos	1,699	14.84%	2,159	22.41%
Commercial secured and other	687	6.00%	203	2.10%
Total	$11,449	100.00%	$9,636	100.00%

The loan loss provision was $2.0 million and $1.6 million for the quarter ended December 31, 2012 and December 31, 2011, respectively. The loan loss provision was $4.5 million and $4.0 million for the six months ended December 31, 2012 and December 31, 2011, respectively. We believe that the lower average LTV in the Bank’s loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing REO and non-performing loans should not have a significant adverse impact on our operating results.

Investment Securities
Total investment securities were $462.4 million as of December 31, 2012, compared with $483.0 million at June 30, 2012. During the three months ended December 31, 2012, we purchased $23.5 million in U.S. government/agency debt and Collateralized Loan Obligations, and received principal repayments of approximately $20.8 million in our available-for-sale portfolio. In our held-to-maturity portfolio, we had zero purchases of mortgage-backed securities, municipal bonds, or agency debt, and received principal repayments of $22.9 million with the balance attributable to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held-to-maturity or available-for-sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $353.2 million, or 21.9%, to $1,968.3 million at December 31, 2012, from $1,615.1 million at June 30, 2012. Our deposit growth composition was the result of a 77.4% increase in interest- bearing demand accounts and an 18.8% increase in savings accounts as a result of increased promotion and competitive pricing of savings accounts during the six months ended December 31, 2012.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2012		June 30, 2012
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing:	$17,854	—%	$12,439	—%
Interest bearing:
Demand	168,352	0.57%	94,888	0.52%
Savings	693,689	0.74%	583,955	0.72%
Total demand and savings	862,041	0.71%	678,843	0.69%
Time deposits:
Under $100,000	202,929	1.41%	224,140	1.85%
$100,000 or more	885,441	1.49%	699,666	1.75%
Total time deposits[2]	1,088,370	1.47%	923,806	1.78%
Total interest bearing	1,950,411	1.13%	1,602,649	1.32%
Total deposits	$1,968,265	1.12%	$1,615,088	1.31%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total includes brokered deposits of $407.8 million and $367.0 million as of December 31, 2012 and June 30, 2012, respectively, of which $252.0 million and $202.7 million, respectively, are time deposits.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2012	June 30, 2012	December 31, 2011
Checking and savings accounts	23,028	19,931	17,866
Time deposits	12,168	12,341	15,194
Total number of deposit accounts	35,196	32,272	33,060

Borrowings

The following table sets forth the composition of our borrowings as of the dates indicated:

	December 31, 2012		June 30, 2012		December 31, 2011
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$115,000	4.35%	$120,000	4.34%	$130,000	4.23%
FHLB Advances	527,000	1.22%	422,000	1.42%	330,000	1.74%
Subordinated debentures and other borrowings	5,155	2.83%	5,155	2.87%	5,155	2.70%
	$647,155	1.79%	$547,155	2.07%	$465,155	2.45%

Weighted average cost of borrowings during the quarter	2.24%		2.20%		2.67%
Borrowings as a percent of total assets	22.52%		22.92%		20.92%

At December 31, 2012, total borrowings amounted to $647.2 million, up from $547.2 million or 18.3% from June 30, 2012 and up $182.0 million or 39.1% from December 31, 2011. Total borrowings represented 22.52% of total assets and had a weighted average cost of 1.79% at December 31, 2012, compared with 22.9% of total assets at a weighted average cost of 2.07% at June 30, 2012 and 20.9% of total assets at a weighted average cost of 2.45% at December 31, 2011.
We have sold securities under various agreements to repurchase for total proceeds of $115.0 million. The repurchase agreements have interest rates between 3.24% and 4.75% and scheduled maturities between January 2013 and December 2017. Under these agreements, we may be required to repay the $115.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 2.18 years and the weighted average remaining period before such repurchase agreements could be called is 0.13 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At December 31, 2012, a total of $15.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $15.0 million in putable advances is 3.00 years and the weighted average remaining period before such advances could be put to us is 0.16 years.
Stockholders’ Equity
Stockholders’ equity increased $36.0 million to $242.6 million at December 31, 2012 compared to $206.6 million at June 30, 2012. The increase was the result of our net income for the six months ended December 31, 2012 of $18.8 million, issuance of convertible preferred stock Series C of $18.6 million, vesting and issuance of RSU's and exercise of stock options of $1.2 million, offset by a $2.1 million unrealized loss in other comprehensive income, net of tax and $0.4 million in dividends declared on preferred stock.

LIQUIDITY

Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2012	2011
Operating Activities	$(34,511)	$13,096
Investing Activities	$(383,421)	$(268,755)
Financing Activities	$472,008	$268,910
During the six months ended December 31, 2012, we had net cash outflows from operating activities of $34.5 million compared to inflows of $13.1 million for the for the six months ended December 31, 2011. Net operating cash inflows for the 2011 period were primarily due to the proceeds from sale of loans held for sale exceeding originations of loans held for sale, while net outflows in 2012 were due to originations of loans held for sale exceeding proceeds from sale of loans held for sale
Net cash outflows from investing activities totaled $383.4 million for the six months ended December 31, 2012, while outflows totaled $268.8 million for the same period in 2011. The increase was primarily due to higher loan originations which were only partially offset by increased repayments of loans in the 2012 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $472.0 million for the six months ended December 31, 2012, while inflows totaled $268.9 million for the six months ended December 31, 2011. Net cash provided by financing activities increased primarily from growth in deposits and a net increase in FHLB advances for the six months ended December 31, 2012 compared to December 31, 2011. During the six months ended December 31, 2012, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2012, the Company had $251.0 million available immediately and an additional $268.3 million available with additional collateral. At December 31, 2012, we also had two $10.0 million unsecured federal funds purchase lines with two different banks under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2012, the Bank did not have any borrowings outstanding and the amount available from this source was $37.8 million. The credit line is are collateralized by consumer loans, and mortgage-backed securities.
In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $407.8 million outstanding at December 31, 2012. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

OFF-BALANCE SHEET COMMITMENTS
At December 31, 2012, we had commitments to originate loans with an aggregate outstanding principal balance of $211.4 million, and commitments to sell loans with an aggregate outstanding principal balance of $180.3 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of December 31, 2012 totaled $608.9 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of December 31, 2012
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$682,443	$372,176	$136,580	$87,643	$86,044
Time deposits[2]	1,102,188	615,357	214,422	103,639	168,770
Operating lease obligations[3]	12,631	797	3,393	3,560	4,881
Total	$1,797,262	$988,330	$354,395	$194,842	$259,695
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2012.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for a lease of real property.

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
Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of the Comptroller of the Currency (OCC) require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2012, our Bank met all the capital adequacy requirements to which it was subject. At December 31, 2012, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since December 31, 2012 that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements were as follows:

	As of December 31, 2012
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$245,804	8.52%	$115,403	4.00%	$144,254	5.00%
Tier 1 capital (to risk-weighted assets)	245,804	13.95%	N/A	N/A	105,733	6.00%
Total capital (to risk-weighted assets)	257,253	14.60%	140,977	8.00%	176,221	10.00%
Tangible capital (to tangible assets)	245,804	8.52%	43,276	1.50%	N/A	N/A

	As of June 30, 2012
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$206,447	8.62%	$95,778	4.00%	$119,723	5.00%
Tier 1 capital (to risk-weighted assets)	206,447	13.69%	N/A	N/A	90,510	6.00%
Total capital (to risk-weighted assets)	216,083	14.32%	120,680	8.00%	150,850	10.00%
Tangible capital (to tangible assets)	206,447	8.62%	35,917	1.50%	N/A	N/A

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

The following table sets forth the interest rate sensitivity of our assets and liabilities at December 31, 2012:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2012
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$89,502	$—	$—	$89,502
Securities[1]	278,257	31,256	152,841	462,354
Stock of the FHLB, at cost	24,769	—	—	24,769
Loans—net of allowance for loan loss[2]	466,403	1,235,763	453,140	2,155,306
Loans held for sale	97,182	—	—	97,182
Total interest-earning assets	956,113	1,267,019	605,981	2,829,113
Non-interest earning assets	—	—	—	45,209
Total assets	$956,113	$1,267,019	$605,981	$2,874,322
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,470,951	$312,753	$166,707	$1,950,411
Securities sold under agreements to repurchase	20,000	95,000	—	115,000
Advances from the FHLB[4]	342,000	110,000	75,000	527,000
Other borrowed funds	5,155	—	—	5,155
Total interest-bearing liabilities	1,838,106	517,753	241,707	2,597,566
Other non-interest-bearing liabilities	—	—	—	34,143
Stockholders’ equity	—	—	—	242,613
Total liabilities and equity	$1,838,106	$517,753	$241,707	$2,874,322
Net interest rate sensitivity gap	$(881,993)	$749,266	$364,274	$231,547
Cumulative gap	$(881,993)	$(132,727)	$231,547	$231,547
Net interest rate sensitivity gap—as a % of interest earning assets	(92.25)%	59.14%	60.11%	8.18%
Cumulative gap—as % of cumulative interest earning assets	(92.25)%	(5.97)%	8.18%	8.18%
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

	As of December 31, 2012
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$203,022	(30.8)%	7.30%
Up 200 basis points	232,749	(20.7)%	8.17%
Up 100 basis points	261,254	(10.9)%	8.95%
Base	293,367	—%	9.82%
Down 100 basis points	328,359	11.9%	10.78%
Down 200 basis points	344,248	17.3%	11.19%

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the six months ended December 31, 2012. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Beginning Balance at July 1, 2012	595,700	$5.72	595,700	319,291
Ending Balance at December 31, 2012	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at July 1, 2012	213,342
July 1, 2012 to July 31, 2012	1,388
August 1, 2012 to August 31, 2012	16,515
September 1, 2012 to September 30, 2012	7,625
October 1, 2012 to October 31, 2012	2,254
November 1, 2012 to November 30, 2012	—
December 1, 2012 to December 31, 2012	4,938
Ending Balance at December 31, 2012	246,062
Total Treasury Shares at December 31, 2012	841,762

In October 2012, the Company sold an aggregate of 1,857 shares of its Series C Preferred Stock in transactions that were not registered under the Securities Act of 1933, as amended. The Company previously reported this transaction and provided the information required by Item 701 of Regulation S-K in its Current Report on Form 8-K filed on October 17, 2012.

ITEM 6.	EXHIBITS

Exhibit	Document

4.5
Certificate of Designations establishing the rights, preferences and privileges of the Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 17, 2012).

10.13
Form of Subscription Agreement, by and between the Company and each purchaser of Series C Preferred Stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2012).

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

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BofI Holding, Inc.

Dated:	February 6, 2013	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	February 6, 2013	By:	/s/ Michael R. Sisk
Michael R. Sisk Senior Vice President and Chief Accounting Officer (Chief Accounting Officer)

Dated:	February 6, 2013	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)