Form 10-Q/A
period 2012-12-31
BofI Holding, Inc.
filed 2013-03-11
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
BofI Holding, Inc. (the “Registrant”) is filing this amendment (the “Form 10-Q/A”) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (the “Form 10-Q”), originally filed with the U.S. Securities and Exchange Commission on February 6, 2013, solely to revise Exhibit 32.2 to refer to the correct title of the Principal Financial Officer of the Registrant.
This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

ITEM 6.	EXHIBITS

Exhibit	Document
4.5
Designations establishing the rights, preferences and privileges of th Certificate of e Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 17, 2012).

10.13
Form of Subscription Agreement, by and between the Company and each purchaser of Series C Preferred Stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2012).

31.1
Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Quarterly Report on Form 10-Q filed on February 6, 2013).

31.2
Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Quarterly Report on Form 10-Q filed on February 6, 2013).

32.1
Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Quarterly Report on Form 10-Q filed on February 6, 2013).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Furnished herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BofI Holding, Inc.

Dated:	March 11, 2013	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	March 11, 2013	By:	/s/ Michael R. Sisk
Michael R. Sisk Senior Vice President and Chief Accounting Officer (Chief Accounting Officer)

Dated:	March 11, 2013	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)