Form 10-Q/A
period 2012-12-31
BofI Holding, Inc.
filed 2013-03-11
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
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

EXPLANATORY NOTE

BofI Holding, Inc. (the “Registrant”) is filing this amendment (the “Form 10-Q/A”) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”), originally filed with the U.S. Securities and Exchange Commission on November 8, 2012, solely to revise Exhibit 32.2 to refer to the correct title of the Principal Financial Officer of the Registrant.

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

31.1
Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Quarterly Report on Form 10-Q filed on November 8, 2012).

31.2
Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Quarterly Report on Form 10-Q filed on November 8, 2012).

32.1
Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Quarterly Report on Form 10-Q filed on November 8, 2012).

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