Form 10-Q
period 2013-03-31
BofI Holding, Inc.
filed 2013-05-08
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 13,660,031 shares of common stock, $0.01 par value per share, as of May 3, 2013.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	March 31, 2013	June 30, 2012
ASSETS
Cash and due from banks	$140,987	$20,638
Federal funds sold	2,503	14,788
Total cash and cash equivalents	143,490	35,426
Securities:
Trading	7,194	5,838
Available-for-sale	159,486	164,159
Held-to-maturity fair value $283,682 as of March 2013 and $318,252 as of June 2012	280,908	313,032
Stock of the Federal Home Loan Bank, at cost	23,636	20,680
Loans held for sale, carried at fair value	32,412	38,469
Loans held for sale, lower of cost or fair value	65,059	40,712
Loans - net of allowance for loan losses of $12,286 as of March 2013 and $9,636 as of June 2012	2,195,331	1,720,563
Accrued interest receivable	8,857	7,872
Furniture, equipment and software—net	6,801	4,408
Deferred income tax	19,415	15,095
Cash surrender value of life insurance	5,401	5,266
Other real estate owned and repossessed vehicles	2,040	1,157
Other assets	11,633	14,168
TOTAL ASSETS	$2,961,663	$2,386,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$88,346	$12,439
Interest bearing	2,014,590	1,602,649
Total deposits	2,102,936	1,615,088
Securities sold under agreements to repurchase	110,000	120,000
Advances from the Federal Home Loan Bank	460,000	422,000
Subordinated debentures and other borrowings	5,155	5,155
Accrued interest payable	1,737	1,802
Accounts payable and accrued liabilities	21,131	16,180
Total liabilities	2,700,959	2,180,225
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock— $0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 March 2013 and 515 June 2012 shares issued and outstanding	5,063	5,063
Series B—$1,000 stated value and liquidation preference per share; 22,000 shares authorized; 20,132 June 2012 shares issued and outstanding	—	19,439
Series C—$10,000 stated value and liquidation preference per share; 2,000 shares authorized; 1,857 March 2013 shares issued and outstanding	18,552	—
Common stock—0.01 par value; 25,000,000 shares authorized; 13,893,224 shares issued and 13,049,775 shares outstanding March 2013; 12,321,578 shares issued and 11,512,536 shares outstanding June 2012	139	123
Additional paid-in capital	135,138	105,683
Accumulated other comprehensive loss—net of tax	(7,502)	(5,435)
Retained earnings	116,758	88,357
Treasury stock, at cost; 843,449 shares March 2013 and 809,042 shares June 2012	(7,444)	(6,610)
Total stockholders' equity	260,704	206,620
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,961,663	$2,386,845
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$29,271	$22,898	$82,598	$65,503
Investments	5,364	6,450	16,593	20,226
Total interest and dividend income	34,635	29,348	99,191	85,729
INTEREST EXPENSE:
Deposits	5,749	6,179	17,035	19,277
Advances from the Federal Home Loan Bank	1,425	1,451	4,573	4,506
Other borrowings	1,259	1,383	3,960	4,348
Total interest expense	8,433	9,013	25,568	28,131
Net interest income	26,202	20,335	73,623	57,598
Provision for loan losses	1,550	2,000	6,050	5,963
Net interest income, after provision for loan losses	24,652	18,335	67,573	51,635
NON-INTEREST INCOME:
Realized gain on sale of mortgage-backed securities	420	—	420	—
Other than temporary loss on securities:
Total impairment losses	1,075	(1,211)	(4,670)	(2,643)
Loss recognized in other comprehensive income	(1,611)	—	2,440	120
Net impairment loss recognized in earnings	(536)	(1,211)	(2,230)	(2,523)
Fair value gain on trading securities	459	305	1,356	930
Total unrealized loss on securities	(77)	(906)	(874)	(1,593)
Prepayment penalty fee income	470	189	1,185	315
Mortgage banking income	5,372	4,399	17,407	12,215
Banking service fees and other income	649	174	1,706	475
Total non-interest income	6,834	3,856	19,844	11,412
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	7,510	5,270	20,831	14,952
Professional services	860	365	2,504	1,542
Occupancy and equipment	549	301	1,533	856
Data processing and internet	715	666	1,942	1,649
Advertising and promotional	1,020	788	2,930	1,852
Depreciation and amortization	493	347	1,279	977
Real estate owned and repossessed vehicles	234	(25)	347	2,003
FDIC and regulator fees	520	422	1,502	1,088
Other general and administrative	2,020	1,056	5,366	3,027
Total non-interest expense	13,921	9,190	38,234	27,946
INCOME BEFORE INCOME TAXES	17,565	13,001	49,183	35,101
INCOME TAXES	7,163	5,283	20,024	14,190
NET INCOME	$10,402	$7,718	$29,159	$20,911
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$10,053	$7,331	$28,401	$20,018
COMPREHENSIVE INCOME	$10,439	$9,297	$27,092	$21,186
Basic earnings per share	$0.76	$0.62	$2.20	$1.72
Diluted earnings per share	$0.74	$0.58	$2.12	$1.68
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
NET INCOME	$10,402	$7,718	$29,159	$20,911
Change in unrealized loss on securities:
Net unrealized holding gains (losses) arising during the period	61	2,631	(3,447)	458
Income tax expense (benefit) related to items of other comprehensive income	24	1,052	(1,380)	183
Total other comprehensive income (loss), net of tax	37	1,579	(2,067)	275
Comprehensive income	$10,439	$9,297	$27,092	$21,186

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE — July 1, 2012	20,647	$24,502	12,321,578	(809,042)	11,512,536	$123	$105,683	$88,357	$(5,435)	$(6,610)	$206,620
Comprehensive income:
Net income	—	—	—	—	—	—	—	29,159	—	—	29,159
Net unrealized gain (loss) from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(2,067)	—	(2,067)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(758)		—	(758)
Issuance of convertible preferred stock Series C	1,857	18,552	—	—	—	—	—	—	—	—	18,552
Issuance of common stock	—	—	200,000	—	200,000	2	6,763	—	—	—	6,765
Convert preferred stock to common stock Series B	(20,132)	(19,439)	1,246,571	—	1,246,571	12	19,427	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,435	—	—	—	2,435
Restricted stock grants	—	—	99,750	(34,407)	65,343	2	441	—	—	(834)	(391)
Stock option exercises and tax benefits of equity compensation	—	—	25,325	—	25,325	—	389	—	—	—	389
BALANCE — March 31, 2013	2,372	$23,615	13,893,224	(843,449)	13,049,775	$139	$135,138	$116,758	$(7,502)	$(7,444)	$260,704

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,159	$20,911
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(5,701)	(8,830)
Net accretion of discounts on loans	(2,210)	(1,232)
Stock-based compensation expense	2,435	1,850
Valuation of financial instruments carried at fair value	(1,356)	(930)
Net gain on sale of investment securities	(420)	—
Impairment charge on securities	2,230	2,523
Provision for loan losses	6,050	5,963
Deferred income taxes	(2,940)	1,276
Origination of loans held for sale	(815,230)	(497,578)
Unrealized gain on loans held for sale	48	(533)
Gain on sales of loans held for sale	(17,455)	(11,682)
Proceeds from sale of loans held for sale	785,543	437,865
Loss on sale of other real estate and foreclosed assets	(298)	1,802
Depreciation and amortization of furniture, equipment and software	1,279	977
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(985)	(1,022)
Other assets	3,108	(4,408)
Accrued interest payable	(65)	(297)
Accounts payable and accrued liabilities	3,815	5,404
Net cash provided by (used) in operating activities	(12,993)	(47,941)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(30,399)	(72,605)
Proceeds from sale of available-for-sale mortgage-backed-securities	2,775	—
Proceeds from repayment of securities	64,865	96,742
Purchase of stock of Federal Home Loan Bank	(8,597)	(3,656)
Proceeds from redemption of stock of Federal Home Loan Bank	5,641	2,246
Origination of loans	(672,276)	(530,091)
Proceeds from sale of loans held for investment	—	83,985
Origination of mortgage warehouse loans, net	(106,005)	—
Proceeds from sales of other real estate owned and repossessed assets	2,266	7,284
Purchases of loans, net of discounts and premiums	(1,541)	—
Principal repayments on loans	326,482	172,931
Net purchases of furniture, equipment and software	(3,672)	(1,889)
Net cash used in investing activities	(420,461)	(245,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	487,848	235,148
Proceeds from Federal Home Loan Bank advances	197,000	130,000
Repayment of Federal Home Loan Bank advances	(159,000)	(76,000)
Repayment of other borrowings and securities sold under agreements to repurchase	(10,000)	(12,500)
Proceeds from exercise of common stock options	247	676
Proceeds from issuance of common stock	6,765	13,344
Proceeds from issuance of preferred stock	18,552	19,487
Tax benefit from exercise of common stock options and vesting of restricted stock grants	585	236
Cash dividends on preferred stock	(479)	(591)
Net cash provided by financing activities	541,518	309,800
NET CHANGE IN CASH AND CASH EQUIVALENTS	108,064	16,806
CASH AND CASH EQUIVALENTS—Beginning of year	35,426	9,052
CASH AND CASH EQUIVALENTS—End of period	$143,490	$25,858
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$25,633	$28,427
Income taxes paid	$23,460	$12,039
Transfers to other real estate owned and repossessed vehicles from loans	$3,321	$846
Transfers from loans held for investment to loans held for sale	$17,226	$85,825
Transfers from loans held for sale to loans held for investment	$46,635	$4,796
Preferred stock dividends declared but not paid	$279	$302
Transfers from preferred stock Series B to common stock	$12	$—
Transfers from preferred stock Series B to additional paid-in capital	$19,427	$—

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three and nine months ended March 31, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2012 included in our Annual Report on Form 10-K.
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
Loans Held for Sale. Agency loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale as of March 31, 2013 were carried at the lower of cost or fair value.

Loans that were originated with the intent and ability to hold for the foreseeable future (loans held in portfolio) but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated on an individual loan by loan basis.

There may be times when loans have been classified as held for sale and for some reason cannot be sold. Loans transferred to a long-term-investment classification from held-for-sale are transferred at the lower of cost or market value on the transfer date. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. A loan cannot be classified as a long-term investment unless the Bank has both the ability and the intent to hold the loan for the foreseeable future or until maturity. During the nine months ended March 31, 2013 the Company transferred from loans held for sale to loans held for investment $46,635 with no adjustments to the principal balance as part of ordinary cleanup of loans held for sale.
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

For the Company's Commercial and Industrial ("C&I") - leveraged loans, the allowance methodology takes into consideration that these loans have a limited term and incur increased underwriting and monitoring and they are supported through riskier collateral than more traditional real estate collateral backed loans. The Company incorporated a loan level grading system to base its projected loss rates, a matrix was created with a base loss rate with additional potential industry and volume risk adjustments, to calculate a loss rating for each deal. Given the lack of historical loss experience for this segment at the Company, an allowance loss range is based upon historical peer loss rates

For the Company's RV / auto loan portfolio, the allowance methodology takes into consideration potential adverse changes to the borrower's financial condition since time of origination. The general loan loss reserves for RV / auto are stratified based upon borrower FICO scores. First, to account for potential deterioration of borrower's credit history, since time of origination, due to downturn in the economy or other factors, the Company refreshes the FICO scores used to drive the allowance on a semi-annual basis. The Company believes that current borrower credit history is a better predictor of potential loss, then that was used at time of origination. Second, the Company uses a number of qualitative factors to reflect additional risk.
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

3.FAIR VALUE

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At March 31, 2013, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 29.70% of all banks in the collateral pools, compared to 13.9% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At March 31, 2013, the Company used a weighted average discount margin of

425 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at March 31, 2013 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $831. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $982.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and housing price appreciation. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in February 2013) was 7.7%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at March 31, 2013 are from 1.6% up to 85.4% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at March 31, 2013 are from 0.9% up to 29.6% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at March 31, 2013, the Company computed its discount rates as a spread between 244 and 771 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and June 30, 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,194	$7,194
Securities—Available-for-Sale:
Agency Debt	$—	$25,096	$—	$25,096
Agency RMBS	—	46,677	—	46,677
Non-Agency RMBS	—	—	59,062	59,062
Municipal	—	5,597	—	5,597
Other Debt Securities	—	23,054	—	23,054
Total—Securities—Available-for-Sale	$—	$100,424	$59,062	$159,486
Loans Held for Sale	$—	$32,412	$—	$32,412
Other assets—Derivative instruments	$—	$—	$1,835	$1,835
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$182	$182

	June 30, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,838	$5,838
Securities—Available-for-Sale:
Agency Debt	$—	$10,037	$—	$10,037
Agency RMBS	—	58,044	—	58,044
Non-Agency RMBS	—	—	83,127	83,127
Municipal	—	5,500	—	5,500
Other Debt Securities	—	7,451	—	7,451
Total—Securities—Available-for-Sale	$—	$81,032	$83,127	$164,159
Loans Held for Sale	$—	$38,469	$—	$38,469
Other assets—Derivative instruments	$—	$—	$2,368	$2,368
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$783	$783

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2013
(Dollars in thousands)	Available-for- Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
Assets:
Opening Balance	$69,883	$6,735	$1,464	$78,082
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	420	—	—	420
Included in earnings—Fair value gain on trading securities	—	459	—	459
Included in earnings—Mortgage banking	—	—	189	189
Included in other comprehensive income	(1,425)	—	—	(1,425)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	(2,775)	—	—	(2,775)
Settlements	(7,041)	—	—	(7,041)
Other than temporary impairment	—	—	—	—
Closing balance	$59,062	$7,194	$1,653	$67,909

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$420	$459	$189	$1,068

	For the Nine Months Ended
	March 31, 2013
(Dollars in thousands)	Available-for- Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
Assets:
Opening Balance	$83,127	$5,838	$1,585	$90,550
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	420	—	—	420
Included in earnings—Fair value gain on trading securities	—	1,356	—	1,356
Included in earnings—Mortgage banking	—	—	68	68
Included in other comprehensive income	(1,740)	—	—	(1,740)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	(2,775)	—	—	(2,775)
Settlements	(19,818)	—	—	(19,818)
Other than temporary impairment	(152)	—	—	(152)
Closing balance	$59,062	$7,194	$1,653	$67,909

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$420	$1,356	$68	$1,844

	For the Three Months Ended
	March 31, 2012
(Dollars in thousands)	Available-for- Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
Assets:
Opening Balance	$95,409	$5,678	$495	$101,582
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	305	—	305
Included in earnings—Mortgage banking	—	—	476	476
Included in other comprehensive income	2,678	—	—	2,678
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(7,404)	—	—	(7,404)
Other than temporary impairment	(264)	—	—	(264)
Closing balance	$90,419	$5,983	$971	$97,373

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$305	$476	$781

	For the Nine Months Ended
	March 31, 2012
(Dollars in thousands)	Available-for- Sale Securities: RMBS Non-Agency	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
Assets:
Opening Balance	$83,752	$5,053	$418	$89,223
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	930	—	930
Included in earnings—Mortgage banking	—	—	553	553
Included in other comprehensive income	909	—	—	909
Purchases, issues, sales and settlements:
Purchases	19,999	—	—	19,999
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(13,765)	—	—	(13,765)
Other than temporary impairment	(476)	—	—	(476)
Closing balance	$90,419	$5,983	$971	$97,373

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$930	$553	$1,483

The Table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	March 31, 2013
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Securities - Trading	$7,194	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	27.7 to 31.4% (29.6%) 4.25 to 4.25% (4.25%)
Securities - Non agency MBS	$59,062	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 61.5% (14.9%) 0.9 to 29.6% (10.4%) 1.6 to 85.4% (59.4%) 2.44 to 7.71% (5.27%)
Derivative Instruments, net	$1,653	Sales Comparison Approach	Projected Sales Profit of Underlying Loans, Fallout	0.5 to 1.5% 72.0% to 84.0%

	June 30, 2012
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Securities - Trading	$5,838	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	28.5 to 40.4% (34.5%) 4.50 to 4.50% (4.50%)
Securities - Non agency MBS	$83,127	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 34.5% (17.4%) 1.5 to 31.6% (14.1%) 1.6 to 82.2% (56.8% 2.2 to 7.6% (4.6%)
Derivative Instruments, net	$1,585	Sales Comparison Approach	Projected Sales Profit of Underlying Loans, Fallout	0.5 to 1.5% 73.0 to 82.0%

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

The Table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Interest income on investments	$58	$63	$196	$122
Fair value adjustment	459	305	1,356	930
Total	$517	$368	$1,552	$1,052

The Table below summarizes assets measured for impairment on a non-recurring basis was as follows:

	March 31, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single Family real estate secured:
Mortgage	$—	$—	$12,464	$12,464
Home Equity	—	—	60	60
Multifamily real estate secured	—	—	5,431	5,431
Commercial real estate secured	—	—	3,595	3,595
Auto and RV secured	—	—	1,518	1,518
Total	$—	$—	$23,068	$23,068
Other real estate owned and foreclosed assets:
Single Family real estate secured:
Mortgage	—	—	52	52
Multifamily real estate secured	—	—	1,819	1,819
Auto and RV secured	—	—	169	169
Total	$—	$—	$2,040	$2,040
HTM Securities-Non Agency MBS	$—	$—	$103,034	$103,034

	June 30, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Impaired Loans:
Single Family real estate secured:
Mortgage	$—	$—	$5,105	$5,105
Home Equity	—	—	123	123
Multifamily real estate secured	—	—	4,114	4,114
Commercial real estate secured	—	—	421	421
Auto and RV secured	—	—	798	798
Total	$—	$—	$10,561	$10,561
Other real estate owned and foreclosed assets:
Multifamily real estate secured	—	—	87	87
Commercial real estate secured	—	—	224	224
Auto and RV secured	—	—	700	700
Total	$—	$—	$1,011	$1,011
HTM Securities-Non Agency MBS	$—	$—	$113,069	$113,069

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $21,924, after a charge-off of $702, for the three months ended March 31, 2013 and charge-offs of $1,856 for the nine months ended March 31, 2013, and life to date charge-offs of $4,758. Impaired loans had a related allowance of $1,144 at March 31, 2013, contributing to an additional provision for loan losses of $1,550 for the three month period ended March 31, 2013 and $6,050 for the nine month period ended March 31, 2013.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $2,040 after charge-offs of $45 for the three month period ended March 31, 2013 and $55 for the nine month period ended March 31, 2013. Our other real estate owned and foreclosed assets had a net carrying amount of $1,157 after charge-offs of $168 during the year ended June 30, 2012.

Held-to-maturity securities measured for impairment on a non-recurring basis had a fair value of $103,034 and a carrying amount of $106,947 at March 31, 2013, after net impairment charge to income of $536 and $2,079 and changes to other comprehensive loss of $1,598 and $2,104 during the three and nine months ended March 31, 2013, respectively. The Company recognized a net impairment charge to income of $948 and $2,047 and changes in other comprehensive loss of $298 and $420 for the three and nine month periods ended March 31, 2012, respectively. These held-to-maturity securities are valued using Level 3 inputs.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2013 and June 30, 2012 .
As of March 31, 2013 and June 30, 2012, the aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	March 31, 2013	June 30, 2012
Aggregate fair value	$32,412	$38,469
Contractual balance	31,564	37,567
Gain	$848	$902

The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Interest income	$280	$314	$1,074	$1,063
Change in fair value	(720)	248	20	1,089
Total Change in fair value	$(440)	$562	$1,094	$2,152

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2013
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans:
Single Family real estate secured:
Mortgage	$12,464	Sales comparison approach	Adjustment for differences between the comparable sales	-81.8 to 39.8% (-3.9%)
Home Equity	$60	Sales comparison approach	Adjustment for differences between the comparable sales	-17.5 to 89.0% (21.9%)
Multifamily real estate secured	$5,431	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-79.1 to 35.8% (-18.9%)
Commercial real estate secured	$3,595	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-20.5 to 22.3% (0.5%)
Auto and RV secured	$1,518	Sales comparison approach	Adjustment for differences between the comparable sales	-56.9 to 46.8% (8.4%)
Other real estate owned:
Mortgage	$52	Sales comparison approach	Adjustment for differences between the comparable sales	17.1 to 44.8% (31.0%)
Multifamily real estate secured	$1,819	Sales comparison approach	Adjustment for differences between the comparable sales	-59.2 to 38.6% (-5.1%)
Auto and RV secured	$169	Sales comparison approach	Adjustment for differences between the comparable sales	-96.1 to 30.1% (-6.8%)
HTM Securities-Non-Agency MBS	$103,034	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 61.5% (15.0%) 0.9 to 29.6% (11.2%) 1.6 to 85.4% (60.4%) 2.4 to 7.7% (5.8%)

	June 30, 2012
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans:
Single Family real estate secured:
Mortgage	$5,105	Sales comparison approach	Adjustment for differences between the comparable sales	-48.9 to 31.0% (-0.6%)
Home Equity	$123	Sales comparison approach	Adjustment for differences between the comparable sales	-53.9 to 1.9% (-24.5%)
Multifamily real estate secured	$4,114	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-57.5 to 73.0% (0.0%)
Commercial real estate secured	$421	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations Capitalization rate	-7.4 to 5.2% (-1.1%)
Auto and RV secured	$798	Sales comparison approach	Adjustment for differences between the comparable sales	-37.5 to 39.9% (10.4%)
Other real estate owned:
Multifamily real estate secured	$87	Sales comparison approach	Adjustment for differences between the comparable sales	34.8 to 72.7% (53.8%)
Commercial real estate secured	$224	Sales comparison approach	Adjustment for differences between the comparable sales	-34.8 to 55.4 (-10.3%)
Auto and RV secured	$700	Sales comparison approach	Adjustment for differences between the comparable sales	-34.8 to 55.4 (-10.3%)
HTM Securities-Non-Agency MBS	$113,069	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 32.7% (18.7%) 1.5 to 28.4% (16.4%) 3.5 to 70.5% (59.4%) 2.5 to 7.6% (5.4%)

Fair value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at the periods indicated:

	March 31, 2013
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$143,490	$143,490	$—	$—	$143,490
Securities trading	7,194	—	—	7,194	7,194
Securities available-for-sale	159,486	—	100,424	59,062	159,486
Securities held-to-maturity	280,908	—	102,849	180,833	283,682
Stock of the Federal Home Loan Bank	23,636	NA	NA	NA	NA
Loans held for sale, at fair value	32,412	—	32,412	—	32,412
Loans held for sale, at lower of cost or fair value	65,059	—	—	65,320	65,320
Loans held for investment—net	2,195,331	—	—	2,279,985	2,279,985
Accrued interest receivable	8,857	—	—	8,857	8,857
Financial liabilities:
Deposits	$2,102,936	$—	$2,138,087	$—	$2,138,087
Securities sold under agreements to repurchase	110,000	—	118,888	—	118,888
Advances from the Federal Home Loan Bank	460,000	—	469,781	—	469,781
Subordinated debentures and other borrowings	5,155	—	5,324	—	5,324
Accrued interest payable	1,737	—	1,737	—	1,737

Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	June 30, 2012
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$35,426	$35,426	$—	$—	$35,426
Securities trading	5,838	—	—	5,838	5,838
Securities available-for-sale	164,159	—	81,032	83,127	164,159
Securities held-to-maturity	313,032	—	109,622	208,630	318,252
Stock of the Federal Home Loan Bank	20,680	NA	NA	NA	NA
Loans held for sale, at fair value	38,469	—	38,469	—	38,469
Loans held for sale, at lower of cost or fair value	40,712	—	—	42,215	42,215
Loans held for investment—net	1,720,563	—	—	1,816,195	1,816,195
Accrued interest receivable	7,872	—	—	7,872	7,872
Financial liabilities:
Deposits	$1,615,088	$—	$1,638,346	$—	$1,638,346
Securities sold under agreements to repurchase	120,000	—	131,132	—	131,132
Advances from the Federal Home Loan Bank	422,000	—	433,434	—	433,434
Subordinated debentures and other borrowings	5,155	—	5,162	—	5,162
Accrued interest payable	1,802	—	1,802	—	1,802

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  A discussion of the methods of valuing trading securities, available for sale securities and loans held for sale can be found earlier in this footnote.  The carrying amount of FHLB Stock approximates the estimated fair value of this investment. The fair value of off-balance sheet items is not considered material.

4.	SECURITIES
The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity at March 31, 2013 and June 30, 2012 were:

	March 31, 2013
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$45,397	$1,398	$(118)	$46,677	$57,516	$3,354	$—	$60,870
Non-agency [2]	—	53,430	5,883	(251)	59,062	187,251	7,230	(13,648)	180,833
Total mortgage-backed securities	—	98,827	7,281	(369)	105,739	244,767	10,584	(13,648)	241,703
Other debt securities:
U.S. agencies [1]	—	25,074	22	—	25,096	—	—	—	—
Municipal	—	5,591	6	—	5,597	36,141	5,838	—	41,979
Non-agency	7,194	22,614	444	(4)	23,054	—	—	—	—
Total other debt securities	7,194	53,279	472	(4)	53,747	36,141	5,838	—	41,979
Total debt securities	$7,194	$152,106	$7,753	$(373)	$159,486	$280,908	$16,422	$(13,648)	$283,682

	June 30, 2012
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$56,456	$1,852	$(264)	$58,044	$67,037	$3,576	$—	$70,613
Non-agency [2]	—	75,755	7,671	(299)	83,127	209,804	12,469	(13,643)	208,630
Total mortgage-backed securities	—	132,211	9,523	(563)	141,171	276,841	16,045	(13,643)	279,243
Other debt securities:
U.S. agencies [1]	—	10,033	4	—	10,037	—	—	—	—
Municipal	—	5,749	—	(249)	5,500	36,191	2,818	—	39,009
Non-agency	5,838	7,444	7	—	7,451	—	—	—	—
Total other debt securities	5,838	23,226	11	(249)	22,988	36,191	2,818	—	39,009
Total debt securities	$5,838	$155,437	$9,534	$(812)	$164,159	$313,032	$18,863	$(13,643)	$318,252
 __________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily supersenior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $59,062 at March 31, 2013 consists of twenty-five different issues of super senior securities with a fair value of $38,192; one senior structured whole loan securities with a fair value of $20,773 and three mezzanine z-tranche securities with a fair value of $97 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.
The non-agency RMBS held-to-maturity portfolio with a carrying value of $187,251 at March 31, 2013 consists of eighty-one different issues of super senior securities totaling $183,648 and one senior-support security with a carrying value of $3,603. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC Topic 310). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired although not credit related and therefore no expenses recorded for the fiscal 2012 and for the nine months ended March 31, 2013. At March 31, 2013 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $3,724, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at March 31, 2013 and June 30, 2012 were $215,594 and $215,199 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2013
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$7,294	$(118)	$7,294	$(118)	$3	$—	$6	$—	$9	$—
Non-agency	5,084	(11)	2,496	(240)	7,580	(251)	46,243	(4,531)	49,518	(9,117)	95,761	(13,648)
Total RMBS securities	5,084	(11)	9,790	(358)	14,874	(369)	46,246	(4,531)	49,524	(9,117)	95,770	(13,648)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	—	—	—	—	—	—
Non- agency	3,873	(4)	—	—	3,873	(4)	—	—	—	—	—	—
Total Other Debt	3,873	(4)	—	—	3,873	(4)	—	—	—	—	—	—
Total debt securities	$8,957	$(15)	$9,790	$(358)	$18,747	$(373)	$46,246	$(4,531)	$49,524	$(9,117)	$95,770	$(13,648)

	June 30, 2012
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$8,729	$(177)	$7,181	$(87)	$15,910	$(264)	$10	$—	$—	$—	$10	$—
Non-agency	2,502	(299)	—	—	2,502	(299)	56,904	(8,476)	36,374	(5,167)	93,278	(13,643)
Total RMBS securities	11,231	(476)	7,181	(87)	18,412	(563)	56,914	(8,476)	36,374	(5,167)	93,288	(13,643)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	5,500	(249)	—	—	5,500	(249)	—	—	—	—	—	—
Non-agency	—	—	—	—	—	—	—	—	—	—	—	—
Total Other Debt	5,500	(249)	—	—	5,500	(249)	—	—	—	—	—	—
Total debt securities	$16,731	$(725)	$7,181	$(87)	$23,912	$(812)	$56,914	$(8,476)	$36,374	$(5,167)	$93,288	$(13,643)

There were 23 securities that were in a continuous loss position at March 31, 2013 for a period of more than 12 months. There were 10 securities that were in a continuous loss position at June 30, 2012 for a period of more than 12 months. The following table summarizes amounts of credit loss recognized in the income statement through other than temporary impairment charges which reduced non-interest income:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Beginning balance	$(13,529)	$(10,345)	$(11,835)	$(9,033)
Additions for the amounts related to credit loss for which an other than temporary impairment was not previously recognized	—	(81)	(323)	(250)
Increases to the amount related to the credit loss for which other than temporary impairment was previously recognized	(536)	(1,130)	(1,907)	(2,273)
Ending balance	$(14,065)	$(11,556)	$(14,065)	$(11,556)

At March 31, 2013, 47 non-agency RMBS with a total carrying amount of $110,683 were determined to have cumulative credit losses of $14,065 of which $536 was recognized in earnings during the three months ended March 31, 2013 and $2,230 was recognized in earnings for the nine months period ended March 31, 2013. This quarter’s other than temporary impairment of $536 is related to four non-agency RMBS with a total carrying amount of $18,274. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other than temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other than temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other than temporary impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 3. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted increase or decrease in the national home price appreciation (HPA) index. The largest factors influencing the Company’s modeling of the monthly default rate is unemployment and housing price appreciation. The most updated unemployment rate announced prior to the end of the period covered by this report (reported in February 2013) was 7.7%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other than temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
During the three months ended March 31, 2013, we sold one AFS security with a carrying value of $2,355 resulting in a gain of $420.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	March 31, 2013	June 30, 2012
Available-for-sale debt securities—net unrealized gains	$7,380	$8,722
Held-to-maturity debt securities—non credit related	(19,889)	(17,784)
Subtotal	(12,509)	(9,062)
Tax benefit	5,007	3,627
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(7,502)	$(5,435)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity at March 31, 2013 were:

	March 31, 2013
	Available-for-sale		Held-to-maturity		Trading
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$2,031	$2,082	$2,782	$2,923	$—
Due one to five years	8,235	8,437	10,142	10,663	—
Due five to ten years	10,366	10,612	10,760	11,324	—
Due after ten years	24,765	25,546	33,832	35,960	—
Total RMBS—U.S. agencies[1]	45,397	46,677	57,516	60,870	—
RMBS—Non-agency:
Due within one year	14,233	14,747	28,376	28,277	—
Due one to five years	19,787	21,433	69,851	68,431	—
Due five to ten years	9,588	11,008	37,295	35,871	—
Due after ten years	9,822	11,874	51,729	48,254	—
Total RMBS—Non-agency	53,430	59,062	187,251	180,833	—
Other debt:
Due within one year	28,996	29,021	—	—	—
Due one to five years	21,837	22,191	—	—	—
Due five to ten years	2,446	2,535	—	—	—
Due after ten years	—	—	36,141	41,979	7,194
Total other debt	53,279	53,747	36,141	41,979	7,194
Total	$152,106	$159,486	$280,908	$283,682	$7,194
 __________________________
1. Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2013	June 30, 2012
Single family real estate secured:
Mortgage	$1,003,926	$808,710
Home equity	24,153	29,167
Warehouse and other	229,090	61,106
Multifamily real estate secured	764,626	687,661
Commercial real estate secured	29,182	35,174
Auto and RV secured	20,190	24,324
Factoring	91,020	48,549
Commercial & Industrial	68,505	45,723
Other	294	85
Total gross loans	2,230,986	1,740,499
Allowance for loan losses	(12,286)	(9,636)
Unaccreted discounts and loan fees	(23,369)	(10,300)
Net mortgage loans on real estate	$2,195,331	$1,720,563
 __________________________________

1.	The balance of single family warehouse was $112,199 at March 31, 2013 and $6,194 at June 30, 2012.

Allowance for Loan Losses. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the allowance) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at March 31, 2013, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
Allowance for Credit Loss Disclosures—The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle ("RV") and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at March 31, 2013 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $1,124 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $201; 715 – 769: $394; 700 – 714: $86; 660 – 699: $198 and less than 660: $245.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:
The Company had $4,671 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,078; 61% – 70%: $1,756; 71% – 80%: $680; and greater than 80%: $157.
The Company had $2,537 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $605; 56% – 65%: $558; 66% – 75%: $1,216; 76% – 80%: $68 and greater than 80%: $90.The Company divides the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $904 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $298; 51% – 60%: $354; 61% – 70%: $251; and 71% – 80%: $1.
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

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended March 31, 2013
	Single Family
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily	Commercial Real Estate	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at January 1, 2013	$4,360	$227	$782	$2,911	$783	$1,699	$136	$549	$2	$11,449
Provision for loan loss	620	8	(166)	(212)	871	44	30	355	—	1,550
Charge-offs	(248)	(24)	—	(45)	(316)	(203)	—	—	—	(836)
Recoveries	16	1	—	—	18	82	—	—	6	123
Balance at March 31, 2013	$4,748	$212	$616	$2,654	$1,356	$1,622	$166	$904	$8	$12,286

	For the Nine Months Ended March 31, 2013
	Single Family
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily	Commercial Real Estate	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2012	$4,030	$192	$108	$2,558	$398	$2,159	$86	$102	$3	$9,636
Provision for loan loss	1,405	260	508	373	2,436	58	80	802	128	6,050
Charge-offs	(712)	(257)	—	(420)	(1,496)	(691)	—	—	(137)	(3,713)
Recoveries	25	17	—	143	18	96	—	—	14	313
Balance at March 31, 2013	$4,748	$212	$616	$2,654	$1,356	$1,622	$166	$904	$8	$12,286

	For the Three Months Ended March 31, 2012
	Single Family
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily	Commercial Real Estate	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at January 1, 2012	$2,785	$214	$92	$2,292	$131	$2,434	$31	$109	$2	$8,090
Provision for loan loss	1,015	217	(12)	295	133	324	1	21	6	2,000
Charge-offs	(790)	(151)	—	(525)	(94)	(198)	—	—	(7)	(1,765)
Transfers to held for sale	30	—	—	—	—	—	—	—	—	30
Balance at March 31, 2012	$3,040	$280	$80	$2,062	$170	$2,560	$32	$130	$1	$8,355

	For the Nine Months Ended March 31, 2012
	Single Family
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily	Commercial Real Estate	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2011	$2,277	$158	$7	$2,326	$167	$2,441	$32	$10	$1	$7,419
Provision for loan loss	2,402	497	73	1,260	97	1,506	—	120	8	5,963
Charge-offs	(1,645)	(375)	—	(1,354)	(94)	(1,387)	—	—	(8)	(4,863)
Transfers to held for sale	(43)	—	—	(170)	—	—	—	—	—	(213)
Recoveries	49	—	—	—	—	—	—	—	—	49
Balance at March 31, 2012	$3,040	$280	$80	$2,062	$170	$2,560	$32	$130	$1	$8,355

The following table presents our loans evaluated individually for impairment by class:

	March 31, 2013
(Dollars in thousands)	Unpaid Principal Balance	Charge-off	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage
Purchased	$8,435	$2,156	$6,279	$9	$6,288	$—
Home Equity
In-house originated	91	68	23	—	23	—
Multifamily Real Estate Secured:
Purchased	2,505	558	1,947	6	1,953	—
Commercial Real Estate Secured:
Purchased	2,316	861	1,455	3	1,458	—
Auto and RV Secured:
In-house originated	1,726	1,115	611	31	642	—
With an allowance recorded:
Single Family Real Estate Secured:
Mortgage
In-house originated	265	—	265	—	265	2
Purchased	5,920	—	5,920	(1)	5,919	75
Home Equity
In-house originated	37	—	37	—	37	—
Multifamily Real Estate Secured:
In-house originated	855	—	855	10	865	108
Purchased	2,629	—	2,629	19	2,648	9
Commercial Real Estate Secured:
Purchased	2,140	—	2,140	2	2,142	452
Auto and RV Secured:
In-house originated	907	—	907	18	925	498
Total	$27,826	$4,758	$23,068	$97	$23,165	$1,144
As a % of total gross loans	1.25%	0.21%	1.03%	—%	1.04%	0.05%

	June 30, 2012
(Dollars in thousands)	Unpaid Principal Balance	Charge-off	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage
Purchased	$8,837	$2,239	$6,598	$(9)	$6,589	—
Multifamily Real Estate Secured:
Purchased	1,602	76	1,526	(16)	1,510	—
Auto and RV Secured:
In-house originated	1,522	848	674	24	698	—
With an allowance recorded:
Single Family Real Estate Secured:
Mortgage
In-house originated	18	—	18	—	18	1
Purchased	5,127	—	5,127	12	5,139	39
Home Equity
In-house originated	124	—	124	1	125	1
Multifamily Real Estate Secured:
Purchased	4,507	—	4,507	(27)	4,480	393
Commercial Real Estate Secured:
Purchased	425	—	425	(10)	415	4
Auto and RV Secured:
In-house originated	1,403	—	1,403	28	1,431	605
Total	$23,565	$3,163	$20,402	$3	$20,405	$1,043
As a % of total gross loans	1.35%	0.18%	1.17%	—%	1.17%	0.06%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	March 31, 2013
	Single Family
(Dollars in thousands)	Single Family	Home Equity	Warehouse and Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$77	$—	$—	$117	$452	$498	$—	$—	$—	$1,144
Collectively evaluated for impairment	4,671	212	616	2,537	904	1,124	166	904	8	11,142
Total ending allowance balance	$4,748	$212	$616	$2,654	$1,356	$1,622	$166	$904	$8	$12,286
Loans:
Loans individually evaluated for impairment[1]	$12,464	$60	$—	$5,431	$3,595	$1,518	$—	$—	$—	$23,068
Loans collectively evaluated for impairment	991,462	24,093	229,090	759,195	25,587	18,672	91,020	68,505	294	2,207,918
Principal loan balance	1,003,926	24,153	229,090	764,626	29,182	20,190	91,020	68,505	294	2,230,986
Unaccreted discounts and loan fees	1,325	(3)	(1,125)	657	(77)	365	(24,213)	(298)	—	(23,369)
Accrued interest receivable	3,250	105	357	3,015	150	107	61	614	—	7,659
Total recorded investment in loans	$1,008,501	$24,255	$228,322	$768,298	$29,255	$20,662	$66,868	$68,821	$294	$2,215,276
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2012
	Single Family
(Dollars in thousands)	Single Family	Home Equity	Warehouse and Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$40	$1	$—	$393	$4	$605	$—	$—	$—	$1,043
Collectively evaluated for impairment	3,990	191	108	2,165	394	1,554	86	102	3	8,593
Total ending allowance balance	$4,030	$192	$108	$2,558	$398	$2,159	$86	$102	$3	$9,636
Loans:
Loans individually evaluated for impairment[1]	$11,743	$124	$—	$6,033	$425	$2,077	$—	$—	$—	$20,402
Loans collectively evaluated for impairment	796,967	29,043	61,106	681,628	34,749	22,247	48,549	45,723	85	1,720,097
Principal loan balance	808,710	29,167	61,106	687,661	35,174	24,324	48,549	45,723	85	1,740,499
Unaccreted discounts and loan fees	(112)	40	(113)	(482)	(79)	494	(9,138)	(910)	—	(10,300)
Accrued interest receivable	2,594	147	173	2,596	139	108	23	413	—	6,193
Total recorded investment in loans	$811,192	$29,354	$61,166	$689,775	$35,234	$24,926	$39,434	$45,226	$85	$1,736,392
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans consisted of the following:

(Dollars in thousands)	March 31, 2013	June 30, 2012
Single Family Real Estate Secured:
Mortgage
In-house originated	$265	$18
Purchased	10,773	10,081
Home Equity
In-house originated	39	102
Multifamily Real Estate Secured
In-house originated	855	—
Purchased	2,957	5,757
Commercial Real Estate Secured
Purchased	3,595	425
Total nonaccrual loans secured by real estate	18,484	16,383
Auto and RV Secured	630	739
Total nonperforming loans	$19,114	$17,122
Nonperforming loans to total loans	0.86%	0.98%

Approximately 24.79% of our non-performing loans at March 31, 2013 were considered TDRs, compared to 23.09% at June 30, 2012. Borrowers which make timely payments after TDRs are considered non-performing for at least six months.

Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 57.75% of the Bank’s non-performing loans are single family first mortgages already written down to 50.78% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.
The following table provides the outstanding unpaid balance of loans that are performing and non-performing by portfolio class:

	March 31, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$992,888	$24,114	$229,090	$760,814	$25,587	$19,560	$91,020	$68,505	$294	$2,211,872
Non-performing	11,038	39	—	3,812	3,595	630	—	—	—	19,114
Total	$1,003,926	$24,153	$229,090	$764,626	$29,182	$20,190	$91,020	$68,505	$294	$2,230,986

	June 30, 2012
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$798,611	$29,065	$61,106	$681,904	$34,749	$23,585	$48,549	$45,723	$85	$1,723,377
Non-performing	10,099	102	—	5,757	425	739	—	—	—	17,122
Total	$808,710	$29,167	$61,106	$687,661	$35,174	$24,324	$48,549	$45,723	$85	$1,740,499

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	March 31, 2013
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$853,043	$139,845	$992,888	$541,506	$219,308	$760,814	$6,678	$18,909	$25,587
Non performing	265	10,773	11,038	855	2,957	3,812	—	3,595	3,595
Total	$853,308	$150,618	$1,003,926	$542,361	$222,265	$764,626	$6,678	$22,504	$29,182

	June 30, 2012
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$632,580	$166,031	$798,611	$433,858	$248,046	$681,904	$7,547	$27,202	$34,749
Non performing	18	10,081	10,099	—	5,757	5,757	—	425	425
Total	$632,598	$176,112	$808,710	$433,858	$253,803	$687,661	$7,547	$27,627	$35,174

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

The Company classifies these loans as performing TDRs that consisted of the following:

	March 31, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$1,427	$20	$—	$1,619	$—	$888	$—	$—	$—	$3,954
Non performing loans	11,038	39	—	3,812	3,595	630	—	—	—	19,114
Total impaired loans	$12,465	$59	$—	$5,431	$3,595	$1,518	$—	$—	$—	$23,068

	For the Three Months Ended March 31, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$12	$—	$—	$30	$—	$18	$—	$—	$—	$60
Average balances of performing TDRs	$1,558	$21	$—	$1,618	$—	$887	$—	$—	$—	$4,084
Average balances of impaired loans	$13,003	$69	$—	$5,354	$2,168	$1,654	$—	$—	$—	$22,248

	For the Three Months Ended March 31, 2012
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$24	$—	$—	$5	$23	$31	$—	$—	$—	$83
Average balances of performing TDRs	$2,061	$23	$—	$1,718	$1,712	$1,555	$—	$—	$—	$7,069
Average balances of impaired loans	$10,048	$113	$—	$5,936	$2,055	$2,393	$—	$—	$4	$20,549

	For the Nine Months Ended March 31, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$37	$1	$—	$89	$—	$55	$—	$—	$—	$182
Average balances of performing TDRs	$1,519	$32	$—	$871	$—	$1,082	$—	$—	$—	$3,504
Average balances of impaired loans	$13,398	$112	$—	$5,464	$2,647	$1,923	$—	$—	$15	$23,559

	For the Nine Months Ended March 31, 2012
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$72	$1	$—	$15	$70	$92	$—	$—	$—	$250
Average balances of performing TDRs	$1,652	$38	$—	$2,110	$1,726	$1,843	$—	$—	$—	$7,369
Average balances of impaired loans	$8,886	$146	$—	$6,095	$1,840	$2,396	$—	$—	$1	$19,364

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

There was one loan with a balance of $1.5 million modified as a TDR during the three months ended and five loans with balance a of $3.4 million for nine months ended March 31, 2013 and there were four loans with a total balance of $800 during the nine months ended March 31, 2012. During the nine months ended March 31, 2013 three of the new TDR's were classified as such due to our regulators, the Office of the Comptroller of the Currency (OCC) directing banks to classify mortgages and other loans discharged by troubled borrowers in bankruptcy as TDR's.
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
The following table presents the composition of our loan portfolio by credit quality indicators:

	March 31, 2013
(Dollars in Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage
In-house originated	$844,006	$8,688	$614	$—	$853,308
Purchased	137,361	1,278	11,979	—	150,618
Home Equity
In-house originated	6,743	—	—	—	6,743
Purchased	17,351	—	59	—	17,410
Warehouse and Other
In-house originated	229,090	—	—	—	229,090
Multifamily Real Estate Secured
In-house originated	538,085	527	3,642	107	542,361
Purchased	210,174	6,463	5,628	—	222,265
Commercial Real Estate Secured
In-house originated	6,678	—	—	—	6,678
Purchased	16,821	1,367	3,905	411	22,504
Auto and RV Secured
In-house originated	19,045	—	—	—	19,045
Purchased	—	199	946	—	1,145
Factoring
In-house originated	91,020	—	—	—	91,020
Commercial secured and other:
In-house originated	68,505	—	—	—	68,505
Other	294	—	—	—	294
Total	$2,185,173	$18,522	$26,773	$518	$2,230,986
As a % of total gross loans	97.95%	0.83%	1.20%	0.02%	100.00%

	June 30, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage
In-house originated	$628,081	$4,499	$18	$—	$632,598
Purchased	164,097	630	11,385	—	176,112
Home Equity
In-house originated	8,887	174	339	—	9,400
Purchased	19,767	—	—	—	19,767
Warehouse and Other
In-house originated	61,106	—	—	—	61,106
Multifamily Real Estate Secured
In-house originated	430,097	3,258	503	—	433,858
Purchased	241,052	2,851	9,525	375	253,803
Commercial Real Estate Secured
In-house originated	7,547	—	—	—	7,547
Purchased	18,746	643	8,238	—	27,627
Auto and RV Secured
In-house originated	22,486	415	1,423	—	24,324
Factoring
In-house originated	48,549	—	—	—	48,549
Commercial secured and other:
In-house originated	45,723	—	—	—	45,723
Other	85	—	—	—	85
Total	$1,696,223	$12,470	$31,431	$375	$1,740,499
As a % of total gross loans	97.46%	0.72%	1.81%	0.02%	100.00%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the period indicated:

	March 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$1,090	$35	$265	$1,390
Purchased	3,159	287	9,329	12,775
Home equity
In-house originated	107	—	12	119
Multifamily real estate secured
In-house originated	835	527	—	1,362
Purchased	310	—	1,280	1,590
Commercial real estate secured
Purchased	—	413	—	413
Auto and RV secured	541	273	345	1,159
Factoring	24	—	—	24
Total	$6,066	$1,535	$11,231	$18,832
As a % of total gross loans	0.27%	0.07%	0.50%	0.84%

	June 30, 2012
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
Purchased	2,398	733	8,695	11,826
Home equity
In-house originated	46	149	45	240
Multifamily real estate secured
In-house originated	867	—	—	867
Purchased	700	—	3,124	3,824
Commercial real estate secured
Purchased	—	—	425	425
Auto and RV secured	557	347	588	1,492
Factoring	289	—	—	289
Commercial and industrial	8,372	—	—	8,372
Total	$13,229	$1,229	$12,877	$27,335
As a % of total gross loans	0.76%	0.07%	0.74%	1.57%

6.	STOCK-BASED COMPENSATION
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
2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At March 31, 2013, there were a maximum of 2,067,401 shares available for issuance under the limits of the 2004 Plan.
Stock Options. At March 31, 2013, expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares	Weighted-average Exercise Price Per Share
Outstanding - July 1, 2011	267,533	$9.15
Granted	—	$—
Exercised	(74,522)	$9.73
Canceled	(2,894)	$9.10
Outstanding - June 30, 2012	190,117	$8.93
Granted	—	$—
Exercised	(25,325)	$9.75
Canceled	(500)	$11.00
Outstanding - March 31, 2013	164,292	$8.80
Options exercisable - June 30, 2012	190,117	$8.93
Options exercisable - March 31, 2013	164,292	$8.80

The following table summarizes information as concerning currently outstanding and exercisable options:

As of March 31, 2013
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	54,500	3.3	54,500	$7.35
$8.50	7,500	2.7	7,500	$8.50
$9.20	7,500	2.4	7,500	$9.20
$9.50	72,260	2.3	72,260	$9.50
$10.00	22,532	1.2	22,532	$10.00
$8.80	164,292	2.5	164,292	$8.80

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at March 31, 2013 was $4,450.
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
During the quarters ended March 31, 2013 and 2012, the Company granted 4,574 and 14,068 restricted stock units respectively, to employees and directors. Restricted stock unit (“RSU”) awards granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, vest one-third on each fiscal year end.
The Company’s income before income taxes and net income for the quarters ended March 31, 2013 and 2012 included stock award expense of $892 and $669, respectively. The income tax benefit was $357 and $268, respectively. For the nine months ended March 31, 2013 and 2012, stock award expense was $2,435 and $1,850, with total income tax benefit of $974 and $740, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2013, unrecognized compensation expense related to non-vested awards aggregated to $6,131 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2013	$1,777
2014	2,232
2015	1,470
2016	652
Total	$6,131

The following table presents the status and changes in restricted stock grants for the periods indicated:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2011	390,074	$11.35
Granted	190,584	$14.45
Vested	(210,281)	$10.90
Canceled	(9,715)	$15.22
Non-vested balance at June 30, 2012	360,662	$13.20
Granted	153,676	$25.79
Vested	(79,000)	$12.18
Canceled	(17,786)	$17.09
Non-vested balance at March 31, 2013	417,552	$17.87

The total fair value of shares vested for the three and nine months ended March 31, 2013 was $132 and $1,918, respectively. The total fair value of shares vested for the three and nine months ended March 31, 2012 was $46 and $1,311, respectively.

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At March 31, 2013, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Earnings Per Common Share
Net income	$10,402	$7,718	$29,159	$20,911
Preferred stock dividends	(349)	(387)	(758)	(893)
Net income attributable to common shareholders	$10,053	$7,331	$28,401	$20,018
Average common shares issued and outstanding	12,874,371	11,448,404	12,506,745	11,163,025
Average unvested Restricted stock grant and RSU shares	419,342	470,901	395,855	449,862
Total qualifying shares	13,293,713	11,919,305	12,902,600	11,612,887
Earnings per common share	$0.76	$0.62	$2.20	$1.72
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$10,053	$7,331	$28,401	$20,018
Preferred stock dividends to dilutive convertible preferred	279	302	532	653
Dilutive net income attributable to common shareholders	$10,332	$7,633	$28,933	$20,671
Average common shares issued and outstanding	13,293,713	11,919,305	12,902,600	11,612,887
Dilutive effect of Stock Options	48,918	58,507	60,867	60,353
Dilutive effect of convertible preferred stock	608,855	1,249,091	711,634	629,888
Total dilutive common shares issued and outstanding	13,951,486	13,226,903	13,675,101	12,303,128
Diluted earnings per common share	$0.74	$0.58	$2.12	$1.68

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
At March 31, 2013, the Company had commitments to originate $207.1 million in fixed rate loans and $36.1 million in variable rate loans, totaling an aggregate outstanding principal balance of $243.2 million. Our fixed rate commitments to originate had rates ranging from 2.38% to 8.61%. At March 31, 2013, the Company also had commitments to sell $138.6 million in fixed rate loans and $8.8 million in variable rate loans, totaling an aggregate outstanding principal balance of $147.4 million.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were five refinances of existing related party loans and two new loan granted under the provisions of the employee loan program during the nine months ended March 31, 2013, and no refinances of existing loans or new loans granted during the nine months ended March 31, 2012.

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
The terms of the Series C Preferred Stock are more fully described in the Certificate of Designations filed by the Company with the Secretary of State of the State of Delaware on October 11, 2012 designating the rights, preferences and privileges of the Series C Preferred Stock (the “Certificate of Designations”).

On March 11, 2013, we entered into an At-the-Market (ATM) Equity Distribution Agreement with each of Raymond James & Associates, Inc., JMP Securities LLC, Liquidnet, Inc., and Sandler O'Neill + Partners L.P. (the “Distribution Agents”) pursuant to which we may issue and sell through the Distribution Agents from time to time shares of our common stock in at the market offerings with an aggregate offering price of up to $50,000 (the “ATM Offering”). The sales of shares of our common stock under the Equity Distribution Agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NASADAQ Global Select Market (the principal existing trading market for our common stock), or sales made through a market maker or any other trading market for our common stock, or (with our prior consent) in privately negotiated transactions at negotiated prices.

The aggregate compensation payable to the Distribution Agents under the Distribution Agreement is 2.5% of the gross sales price of the shares sold under the agreement. We have also agreed to reimburse the Distribution Agents for up to $125 in their expenses and have provided the Distribution Agents with customary indemnification rights.

We commenced sales of common stock through the ATM offering on March 18, 2013 selling 200,000 shares through this agreement, the company received net proceeds of $6,765.

11. SUBSEQUENT EVENTS

On April 24, 2013, the Company completed the mandatory conversion of the Company's 1,857 shares of our 6.0% Series C Non-Cumulative Perpetual Convertible Preferred Stock (the "Series C preferred stock"). The Series C preferred stock was converted into 608,840 shares of our common stock (which reflects an approximate initial conversion price of $30.50 per share of our common stock) plus cash in lieu of fractional shares.

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
General

Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with approximately $3.0 billion in assets that provides innovative banking and lending products and services to approximately 40,000 customers through our scalable low cost distribution channels. BofI Holding, Inc.'s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 3000 Index.

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

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	March 31, 2013	June 30, 2012	March 31, 2012
Selected Balance Sheet Data:
Total assets	$2,961,663	$2,386,845	$2,278,030
Loans—net of allowance for loan losses	2,195,331	1,720,563	1,595,704
Loans held for sale, at fair value	32,412	38,469	44,286
Loans held for sale, lower of cost or market	65,059	40,712	45,329
Allowance for loan losses	12,286	9,636	8,355
Securities—trading	7,194	5,838	5,983
Securities—available-for-sale	159,486	164,159	170,397
Securities—held-to-maturity	280,908	313,032	328,528
Total deposits	2,102,936	1,615,088	1,575,473
Securities sold under agreements to repurchase	110,000	120,000	120,000
Advances from the FHLB	460,000	422,000	359,000
Subordinated debentures and other borrowings	5,155	5,155	5,155
Total stockholders’ equity	260,704	206,620	203,239

BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Selected Income Statement Data:
Interest and dividend income	$34,635	$29,348	$99,191	$85,729
Interest expense	8,433	9,013	25,568	28,131
Net interest income	26,202	20,335	73,623	57,598
Provision for loan losses	1,550	2,000	6,050	5,963
Net interest income after provision for loan losses	24,652	18,335	67,573	51,635
Non-interest income	6,834	3,856	19,844	11,412
Non-interest expense	13,921	9,190	38,234	27,946
Income before income tax expense	17,565	13,001	49,183	35,101
Income tax expense	7,163	5,283	20,024	14,190
Net income	$10,402	$7,718	$29,159	$20,911
Net income attributable to common stock	$10,053	$7,331	$28,401	$20,018
Per Share Data:
Net income:
Basic	$0.76	$0.62	$2.20	$1.72
Diluted	$0.74	$0.58	$2.12	$1.68
Book value per common share	$18.17	$15.64	$18.17	$15.64
Tangible book value per common share	$18.17	$15.64	$18.17	$15.64
Weighted average number of shares outstanding:
Basic	13,293,713	11,919,305	12,902,600	11,612,887
Diluted	13,951,486	13,226,903	13,675,101	12,303,128
Common shares outstanding at end of period	13,049,775	11,430,145	13,049,775	11,430,145
Common shares issued at end of period	13,893,224	12,174,770	13,893,224	12,174,770
Performance Ratios and Other Data:
Loan originations for investment	$166,585	$145,312	$778,281	$530,091
Loan originations for sale	279,865	179,399	815,230	497,578
Loan purchases	—	—	1,541	—
Return on average assets	1.45%	1.38%	1.45%	1.30%
Return on average common stockholders’ equity	17.75%	16.80%	17.82%	16.64%
Interest rate spread[1]	3.62%	3.57%	3.63%	3.50%
Net interest margin[2]	3.74%	3.72%	3.75%	3.66%
Efficiency ratio	42.14%	37.99%	40.91%	40.50%
Capital Ratios:
Equity to assets at end of period	8.80%	8.92%	8.80%	8.92%
Tier 1 leverage (core) capital to adjusted tangible assets[3]	8.64%	8.42%	8.64%	8.42%
Tier 1 risk-based capital ratio[3]	14.10%	13.47%	14.10%	13.47%
Total risk-based capital ratio[3]	14.78%	14.05%	14.78%	14.05%
Tangible capital to tangible assets[3]	8.64%	8.42%	8.64%	8.42%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.13%	0.43%	0.22%	0.41%
Non-performing loans to total loans	0.86%	0.99%	0.86%	0.99%
Non-performing assets to total assets	0.71%	0.76%	0.71%	0.76%
Allowance for loan losses to total loans at end of period	0.55%	0.52%	0.55%	0.52%
Allowance for loan losses to non-performing loans	64.28%	52.14%	64.28%	52.14%
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
3. Reflects regulatory capital ratios of BofI Federal Bank.

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2013 and March 31, 2012
For the three months ended March 31, 2013, we had net income of $10.4 million compared to net income of $7.7 million for the three months ended March 31, 2012. Net income attributable to common stockholders was $10.1 million or $0.74 per diluted share compared to net income attributable to common shareholders of $7.3 million or $0.58 per diluted share for the three months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013, we had net income of $29.2 million compared to net income of $20.9 million for the nine months ended March 31, 2012. Net income attributable to common stockholders was $28.4 million or $2.12 per diluted share compared to net income attributable to common shareholders of $20.0 million or $1.68 per diluted share for the nine months ended March 31, 2013 and 2012, respectively.

Other key comparisons between our operating results for the three and nine months ended March 31, 2013 and 2012 are:

•
Net interest income increased $5.9 million and $16.0 million in the quarter and nine months ended March 31, 2013 due to a 28.3% and 24.6%, increase in average earning assets primarily from the growth in our loan portfolio in those respective periods. Our net interest margin increased 2 basis points and 9 basis points in the quarter and nine months ended March 31, 2013 compared to March 31, 2012. The overall rate on interest earning assets was lower by 43 and 39 basis points in the three and nine month periods ended March 31, 2013 compared to March 31, 2012, primarily due to a decrease in market interest rates for new loans ad borrower repayments of higher rate loans. This reduction on the asset side was more than offset by a 48 and 52 basis point reduction in rates paid on interest bearing liabilities for the three and nine months ending March 31, 2013 compared to March 31, 2012. The reduction was primarily due to a decrease in the rates paid on time deposits of 56 and 54 basis points , respectively, as higher rate time deposits mature.

•
Non-interest income increased $2.9 million and $8.4 million for the three and nine months ended March 31, 2013 compared to the three and nine months ended March 31, 2012. The increase in non-interest income for the quarter was primarily the result of a $1.2 million increase in securities gains, a $973,000 increase in mortgage banking income and a $475,000 increase in banking service fees. The increase in non-interest income for the nine months ended March 31, 2013 compared to March 31, 2012 was primarily the result of a $5.2 million increase in mortgage banking income, a $870,000 increase in prepayment penalty income and a $1.2 million increase in banking service fees.

•
Non-interest expense increased $4.7 million and $10.3 million for the three and nine months ended March 31, 2013 compared to the three and nine months ended March 31, 2012. For the three months ended March 31, 2013 compared to the three months ended March 31, 2012 salaries and compensation increased $2.2 million primarily due to the overall increase in staff, mainly in our loan and deposit areas to support the overall growth of the Bank. Professional fees increased $495,000 due to loan acquisition contracts and new business startup costs, advertising and promotions were up $232,000 mainly due to the cost of lead generation in the mortgage area. Other general and administration expenses were $964,000 higher primarily due to an increase of $439,000 in loan related expenses, an increase of $259,000 related to real estate owned and repossessed vehicles, an increase of $113,000 in expenses related travel, and an increase of $154,000 in expenses related to deposit accounts. For the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 salaries and compensation was up $5.9 million primarily due to the overall increase in staff, mainly in our loan and deposit areas to support the overall growth of the Bank. Advertising and promotions were up $1.1 million mainly due to the cost of lead generation in the mortgage area. Other general and administration expenses were $2.3 million higher primarily due to an increase of $1.1 million in loan related expenses, an increase of $414,000 for FDIC insurance due to growth, an increase of $241,000 related to software, licenses and associated costs, an increase of $190,000 in expenses related travel, and an increase of $246,000 in expenses related to deposit accounts.

We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings ("core earnings") which we believe provides useful information about the Bank's operating performance. Core earnings for the three and nine months ended March 31, 2013 and 2012, were $10.2 million and $8.3 million and $29.4 and $21.9, respectively.

Below is a reconciliation of net income to core earnings:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Net Income	$10,402	$7,718	$29,159	$20,911
Realized securities gains	(420)	—	(420)	—
Unrealized securities losses	77	906	874	1,593
Tax provision	140	(368)	(185)	(644)
Core Earnings	$10,199	$8,256	$29,428	$21,860
Net Interest Income
Net interest income for the quarter and nine months ended March 31, 2013 totaled $26.2 million and $73.6 million, an increase of 28.9% and 27.8%, respectively, compared to net interest income of $20.3 million and $57.6 million for the quarter and nine months ended March 31, 2012. The growth of net interest income for the three month and the nine month comparisons is primarily due to net loan portfolio growth which increased average earning assets and due to a net decrease in the average funding rate of our liabilities.
Total interest and dividend income during the three and nine months ended March 31, 2013 increased 18.0% to $34.6 million and 15.7% to $99.2 million, respectively, compared to $29.3 million and $85.7 million during the three and nine months ended March 31, 2012. The increase in interest and dividend income for the 2012 quarter and nine months was attributable primarily to growth in average earning assets from growth in the loan portfolio which was partially offset by a decrease in the average balance of investments. The average balance of loans increased 36.7% and 34.7% when compared to the three and nine periods ended March 31, 2012, while the average balance on investments was lower by 9.1% and 8.5% for the same respective periods. The increase in interest income on loans was partially offset by lower rates earned on loans and mortgage-backed securities. The loan portfolio yield for the quarter and nine months ended March 31, 2013 decreased 36 and 36 basis points, respectively, and the investment security portfolio yield decreased 53 and 62 basis points from the 2012 periods. The net growth in average earning assets for the three and nine month periods were funded largely by increased deposits and to a lesser extent borrowings.
Total interest expense was $8.4 million and $25.6 million for the three and nine months ended March 31, 2013, a decrease of $0.6 million or 6.4% and $2.6 million or 9.1% as compared with the same periods in 2012. The average funding rate decreased by 48 and 52 basis points while average interest-bearing liabilities grew 27.9% and 23.8% respectively. Contributing to the decrease in the average funding rates were decreases in the average rates for time deposits of 56 and 54 basis points, FHLB advances of 53 and 48 basis points and demand and savings accounts of 13 and 12 basis points for the three and nine months ended March 31, 2013 compared to the same periods in 2012. Net interest margin, defined as net interest income divided by average earning assets, increased by 2 basis points to 3.74% for the quarter ended March 31, 2013, compared with 3.72% for the quarter ended March 31, 2012. Net interest margin increased by 9 basis points to 3.75% for the nine months ended March 31, 2013, compared with 3.66% for the nine months ended March 31, 2012.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2013 and 2012:

	For the three month period ended
	March 31,
	2013			2012
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$2,260,636	$29,271	5.18%	$1,653,455	$22,898	5.54%
Federal funds sold	51,881	17	0.13%	14,763	5	0.14%
Interest-earning deposits in other financial institutions	11,320	—	—%	272	—	—%
Mortgage-backed and other investment securities[5]	456,159	5,230	4.59%	501,676	6,426	5.12%
Stock of the FHLB, at cost	25,429	117	1.84%	17,074	19	0.45%
Total interest-earning assets	2,805,425	34,635	4.94%	2,187,240	29,348	5.37%
Non-interest-earning assets	66,617			46,755
Total assets	$2,872,042			$2,233,995
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$845,097	$1,655	0.78%	$567,136	$1,294	0.91%
Time deposits	1,118,270	4,094	1.46%	969,011	4,885	2.02%
Securities sold under agreements to repurchase	111,753	1,223	4.38%	123,235	1,346	4.37%
Advances from the FHLB	480,143	1,425	1.19%	337,261	1,451	1.72%
Other borrowings	5,155	36	2.79%	5,155	37	2.87%
Total interest-bearing liabilities	2,560,418	8,433	1.32%	2,001,798	9,013	1.80%
Non-interest-bearing demand deposits	43,655			16,697
Other non-interest-bearing liabilities	17,864			16,473
Stockholders’ equity	250,105			199,027
Total liabilities and stockholders’ equity	$2,872,042			$2,233,995
Net interest income		$26,202			$20,335
Interest rate spread[6]			3.62%			3.57%
Net interest margin[7]			3.74%			3.72%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $33.0 million and $33.6 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2013 and 2012 three month periods, respectively.

5.	Includes $5.5 million of municipal securities which are taxed at a reduced rate for both the 2013 and 2012 three month periods, respectively.

6.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

7.	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2013 and 2012:

	For the nine month period ended
	March 31,
	2013			2012
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$2,104,128	$82,598	5.23%	$1,562,549	$65,503	5.59%
Federal funds sold	22,669	29	0.17%	13,269	9	0.09%
Interest-earning deposits in other financial institutions	4,060	—	—%	264	—	—%
Mortgage-backed and other investment securities[5]	465,037	16,295	4.67%	508,398	20,176	5.29%
Stock of the FHLB, at cost	22,101	269	1.62%	15,982	41	0.34%
Total interest-earning assets	2,617,995	99,191	5.05%	2,100,462	85,729	5.44%
Non-interest-earning assets	67,991			45,577
Total assets	$2,685,986			$2,146,039
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$800,997	$4,830	0.80%	$462,032	$3,197	0.92%
Time deposits	1,047,230	12,205	1.55%	1,025,647	16,080	2.09%
Securities sold under agreements to repurchase	115,657	3,845	4.43%	127,745	4,237	4.42%
Advances from the FHLB	429,017	4,573	1.42%	316,953	4,506	1.90%
Other borrowings	5,155	115	2.97%	5,155	111	2.87%
Total interest-bearing liabilities	2,398,056	25,568	1.42%	1,937,532	28,131	1.94%
Non-interest-bearing demand deposits	36,375			14,903
Other non-interest-bearing liabilities	17,940			15,023
Stockholders’ equity	233,615			178,581
Total liabilities and stockholders’ equity	$2,685,986			$2,146,039
Net interest income		$73,623			$57,598
Interest rate spread[6]			3.63%			3.50%
Net interest margin[7]			3.75%			3.66%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $33.0 million and $33.6 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2013 and 2012 nine month periods, respectively.

5.	Includes $5.5 million of municipal securities which are taxed at a reduced rate for both the 2013 and 2012 nine month periods, respectively.

6.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

7.	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2013 and 2012:

	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
	2013 vs 2012				2013 vs 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$8,409	$(1,488)	$(548)	$6,373	$22,706	$(4,219)	$(1,392)	$17,095
Federal funds sold	13	—	(1)	12	6	8	6	20
Interest-earning deposits in other financial institutions	—	—	—	—	—	—	—	—
Mortgage-backed and other investment securities	(583)	(665)	52	(1,196)	(1,720)	(2,364)	203	(3,881)
Stock of the FHLB, at cost	9	59	30	98	16	153	59	228
	$7,848	$(2,094)	$(467)	$5,287	$21,008	$(6,422)	$(1,124)	$13,462
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$632	$(184)	$(87)	$361	$2,339	$(416)	$(290)	$1,633
Time deposits	754	(1,357)	(188)	(791)	338	(4,154)	(59)	(3,875)
Securities sold under agreements to repurchase	(125)	3	(1)	(123)	(401)	10	(1)	(392)
Advances from the FHLB	614	(447)	(193)	(26)	1,597	(1,141)	(389)	67
Other borrowings	—	(1)	—	(1)	—	4	—	4
	$1,875	$(1,986)	$(469)	$(580)	$3,873	$(5,697)	$(739)	$(2,563)

Provision for Loan Losses
The loan loss provision was $1.6 million and $6.1 million compared to $2.0 million and $6.0 million for the three and nine month periods ended March 31, 2013 and March 31, 2012. The decrease in the provision for the three month period ended March 31, 2013 is due to a favorable decrease in the loan charge-offs partially offset by addition to the allowance for loan losses due to growth of the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2013	2012	Inc (Dec)	2013	2012	Inc (Dec)
Realized gain on securities:
Sale of mortgage-backed securities	$420	$—	$420	420	—	$420
Total realized gain on securities	420	—	420	420	—	420
Other than temporary loss on securities:
Total impairment losses	$1,075	$(1,211)	$2,286	$(4,670)	$(2,643)	$(2,027)
Loss recognized in other comprehensive loss	(1,611)	—	(1,611)	2,440	120	2,320
Net impairment loss recognized in earnings	(536)	(1,211)	675	(2,230)	(2,523)	293
Fair value gain on trading securities	459	305	154	1,356	930	426
Total unrealized loss on securities	(77)	(906)	829	(874)	(1,593)	719
Prepayment penalty fee income	470	189	281	1,185	315	870
Mortgage banking income	5,372	4,399	973	17,407	12,215	5,192
Banking service fees and other income	649	174	475	1,706	475	1,231
Total non-interest income	$6,834	$3,856	$2,978	$19,844	$11,412	$8,432

Non-interest income increased $2.9 million to $6.8 million from $3.9 million for the three months ended March 31, 2013 and 2012. The increase was primarily the result of $1.2 million increase in securities gains, a $973,000 increase in mortgage banking income and a $475,000 increase in banking service fees and other income. The increase in mortgage banking income was due to an increase in origination volume of loans held for sale to $279.9 million from $179.4 million. Non-interest income increased $8.4 million to $19.8 million from $11.4 million for the nine months ended March 31, 2013 and 2012. The increase was primarily the result of higher mortgage banking income of $5.2 million, a $1.1 million increase in securities gains, an $870,000 increase in prepayment penalty fee income, and a $1.2 million increase in banking service fees and other income. The increase in mortgage banking income was due to an increase in origination volume of loans held for sale to $815.2 million from $497.6 million.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2013	2012	Inc (Dec)	2013	2012	Inc (Dec)
Salaries, employee benefits and stock-based compensation	$7,510	$5,270	$2,240	$20,831	$14,952	$5,879
Professional services	860	365	495	2,504	1,542	962
Occupancy and equipment	549	301	248	1,533	856	677
Data processing and internet	715	666	49	1,942	1,649	293
Advertising and promotional	1,020	788	232	2,930	1,852	1,078
Depreciation and amortization	493	347	146	1,279	977	302
Real estate owned and repossessed vehicles	234	(25)	259	347	2,003	(1,656)
FDIC and regulator fees	520	422	98	1,502	1,088	414
Other general and administrative	2,020	1,056	964	5,366	3,027	2,339
Total non-interest expenses	$13,921	$9,190	$4,731	$38,234	$27,946	$10,288

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $13.9 million and $38.2 million for the three and nine months ended March 31, 2013, up from $9.2 million and $27.9 for the three and nine months ended March 31, 2012. The increase in compensation expense for the three month and the nine month comparative periods is primarily due to the expansion of the Banks' staffing for lending products, strategic partnerships, business banking and regulatory compliance.
Total salaries, employee benefits and stock-based compensation increased $2.2 million to $7.5 million for the quarter ended March 31, 2013 compared to $5.3 million for the quarter ended March 31, 2012. For the nine month period ended March 31, 2013 total salaries, employee benefits and stock-based compensation increased $5.9 million to $20.8 million compared to $15.0 million for the nine months ended March 31, 2012.
Professional services, which include accounting and legal fees, increased $495,000 and $962,000 for the three and nine month periods ended March 31, 2013, compared to the same periods last year. The increases were primarily due to legal fees related to loan acquisition contracts and business expansion costs.
Advertising and promotional expense increased $232,000 and $1.1 million for the three and nine month periods ending March 31, 2013, compared to the same periods ended March 31, 2012. The increases were primarily due to increases in lead generation costs for our single family loan origination program as a result of higher mortgage refinance volume.
Data processing and internet expense increased $49,000 and $293,000 for the three and nine month periods ended March 31, 2013, compared to the same periods last year. The increases were primarily due to growth in the number of customer accounts and costs for special enhancements to the Bank's core processing system.
The costs and losses associated with the maintenance and sale of REO and repossessed RVs increased $259,000 and decreased $1.7 million for the three and nine month periods ending March 31, 2013, compared to the same periods last year. The increase in the three month period ending March 31, 2013, compared to the same periods ended March 31, 2012. was primarily due to the market value adjustments to the carrying values of real estate experienced. This reduction in the nine month ended March 31, 2013 compared to the same periods last year is due to the overall reduction of the average REO balances.
The cost of our Federal Deposit Insurance Corporation or “FDIC” and "OCC" standard regulatory charges increased $98,000 and $414,000 for the three and nine month periods ended March 31, 2013, compared to the same periods last year. The increases were due to the overall growth of the Bank's liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative expense increased $964,000 and $2.3 million for the three and nine month periods ended March 31, 2013, compared to the same periods last year. The increases were primarily due to loan and other general expenses related to the growth in loan volume and the number of employees.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three and nine months ended March 31, 2013 and 2012 were 40.78% and 40.64% and 40.71% and 40.43%, respectively. The reduction in the tax rate is the result of changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $574.8 million, or 24.1%, to $2,961.7 million, as of March 31, 2013, up from $2,386.8 million at June 30, 2012. The increase in total assets was primarily due to an increase of $474.8 million in net loans held for investment. Total liabilities increased a total of $520.7 million, primarily due to an increase in deposits of $487.8 million and an increase in borrowings of $38.0 million from the Federal Home Loan Bank of San Francisco (the “FHLB”). Our deferred income tax asset increased $4.3 million to $19.4 million primarily due to the unrealized impairment in our securities portfolio, loan loss provision, and state taxes.

Loans
Net loans held for investment increased 27.6% to $2,195.3 million at March 31, 2013 from $1,720.6 million at June 30, 2012. The increase in the loan portfolio was due to loan originations and purchases of $779.8 million, offset by loan repayments of $326.5 million, net transfers from our held for sale portfolio of $26.1 million and a net increase in the allowance of $2.7 million during the nine months ended March 31, 2013.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2013		June 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$1,003,926	45.00%	$808,710	46.46%
Home equity	24,153	1.08%	29,167	1.68%
Warehouse and other	229,090	10.27%	61,106	3.51%
Multifamily real estate secured	764,626	34.27%	687,661	39.51%
Commercial real estate secured	29,182	1.31%	35,174	2.02%
Auto and RV secured	20,190	0.90%	24,324	1.40%
Factoring	91,020	4.08%	48,549	2.79%
Commercial & Industrial	68,505	3.07%	45,723	2.63%
Other	294	0.01%	85	—%
Total gross loans	2,230,986	100.00%	1,740,499	100.00%
Allowance for loan losses	(12,286)		(9,636)
Unaccreted discounts and loan fees	(23,369)		(10,300)
Net mortgage loans on real estate	$2,195,331		$1,720,563

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of March 31, 2013, the Company had $346.7 million of interest only mortgage loans and $7.4 million of option adjustable-rate mortgage loans. Through March 31, 2013, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
During fiscal year 2011, the Bank changed its growth strategy to originate more mortgage loans rather than purchasing loans.

Asset Quality and Allowance for Loan Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At March 31, 2013, our non-performing loans totaled $19.1 million, or 0.86% of total gross loans and our total non-performing assets totaled $21.2 million, or 0.71% of total assets.

Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2013	June 30, 2012	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$11,038	$10,099	$939
Home equity	39	102	(63)
Multifamily real estate secured	3,812	5,757	(1,945)
Commercial real estate secured	3,595	425	3,170
Total non-performing loans secured by real estate	18,484	16,383	2,101
Auto and RV secured	630	739	(109)
Total non-performing loans	19,114	17,122	1,992
Foreclosed real estate	1,871	457	1,414
Repossessed—vehicles	169	700	(531)
Total non-performing assets	$21,154	$18,279	$2,875
Total non-performing loans as a percentage of total loans	0.86%	0.98%	(0.12)%
Total non-performing assets as a percentage of total assets	0.71%	0.77%	(0.06)%
Total non-performing assets increased from $18.3 million at June 30, 2012 to $21.2 million at March 31, 2013. As a percentage of assets, non-performers decreased from 0.77% at June 30, 2012 to 0.71% a March 30, 2013. The non-performing assets increase of $2.9 million, was primarily the result of an increase in the non-performing status of two loans in the commercial real estate portfolio purchased in 2005 and 2007 totaling $2.4 million.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $4.0 million at March 31, 2013 and $3.3 million at June 30, 2012.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2013, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at March 31, 2013 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $1,124 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $201; 715 – 769: $394; 700 -714: $86; 660 – 699: $198 and less than 660: $245.
We experienced increased charge-offs of RV loans n fiscal 2007 through 2011, due to the nationwide recession. Our portfolio of RV loans is expected to decrease in the future because the Bank ceased originating RV loans in fiscal 2009.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:
The Company had $4,671 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,078; 61% – 70%: $1,756; 71% – 80%: $680; greater than 80%: $157.
The Company had $2,537 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $605; 56% – 65%: $558; 66% – 75%: $1,216; 76% – 80%: $68 and greater than 80%: $90.
The Company had $904 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $298; 51% – 60%: $354; 61% – 70%: $251; and 71% – 80%: $1.
The weighted average LTV percentage for our entire real estate loan portfolio was 54% at March 31, 2013. We believe that this percentage is lower and more conservative than most banks. This has resulted in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

(Dollars in thousands)	March 31, 2013	June 30, 2012
Non-performing loans—90+ days past due plus other non-accrual loans	$14,375	$13,168
Troubled debt restructuring loans—non-accrual	4,739	3,954
Troubled debt restructuring loans—performing	3,954	3,280
Total impaired loans	$23,068	$20,402

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2013		June 30, 2012
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	4,748	38.64%	4,030	41.82%
Home equity	212	1.73%	192	1.99%
Warehouse and other	616	5.01%	108	1.12%
Multifamily real estate secured	2,654	21.60%	2,558	26.55%
Commercial real estate secured	1,356	11.04%	398	4.13%
Auto and RV secured	1,622	13.20%	2,159	22.41%
Factoring	166	1.35%	86	0.89%
Commercial & Industrial	904	7.36%	102	1.06%
Other	8	0.07%	3	0.03%
Total	$12,286	100.00%	$9,636	100.00%

The loan loss provision was $1.6 million and $2.0 million for the quarter ended March 31, 2013 and December 31, 2011, respectively. The loan loss provision was $4.5 million and $4.0 million for the nine months ended March 31, 2013 and December 31,

2011, respectively. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing REO and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $447.6 million as of March 31, 2013, compared with $483.0 million at June 30, 2012. During the nine months ended March 31, 2013, we purchased $30.4 million in U.S. government/agency debt and Collateralized Loan Obligations, had sales of non-agency of $2.8 million and received principal repayments of approximately $31.7 million in our available-for-sale portfolio. In our held-to-maturity portfolio, we received principal repayments of $33.2 million with the balance attributable to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held-to-maturity or available-for-sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $487.8 million, or 30.2%, to $2,102.9 million at March 31, 2013, from $1,615.1 million at June 30, 2012. Our deposit growth composition was the result of a 103.4% increase in interest- bearing demand accounts and an 13.8% increase in savings accounts as a result of increased promotion and competitive pricing of savings accounts during the nine months ended March 31, 2013.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2013		June 30, 2012
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing:	$88,346	—%	$12,439	—%
Interest bearing:
Demand	192,993	0.55%	94,888	0.52%
Savings	664,255	0.84%	583,955	0.72%
Total demand and savings	857,248	0.64%	678,843	0.69%
Time deposits:
Under $100,000	193,515	1.38%	224,140	1.85%
$100,000 or more	963,827	1.44%	699,666	1.75%
Total time deposits[2]	1,157,342	1.43%	923,806	1.78%
Total interest bearing	2,014,590	1.12%	1,602,649	1.32%
Total deposits	$2,102,936	1.07%	$1,615,088	1.31%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total includes brokered deposits of $411.7 million and $367.0 million as of March 31, 2013 and June 30, 2012, respectively, of which $137.6 million and $202.7 million, respectively, are time deposits.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2013	June 30, 2012	March 31, 2012
Checking and savings accounts	23,487	19,931	19,249
Time deposits	11,927	12,341	13,584
Total number of deposit accounts	35,414	32,272	32,833

Borrowings

The following table sets forth the composition of our borrowings as of the dates indicated:

	March 31, 2013		June 30, 2012		March 31, 2012
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$110,000	4.40%	$120,000	4.34%	$120,000	4.34%
FHLB Advances	460,000	1.15%	422,000	1.42%	359,000	1.50%
Subordinated debentures and other borrowings	5,155	2.69%	5,155	2.87%	5,155	2.89%
	$575,155	1.79%	$547,155	2.07%	$484,155	2.22%

Weighted average cost of borrowings during the quarter	1.80%		2.20%		2.43%
Borrowings as a percent of total assets	19.42%		22.92%		21.25%

At March 31, 2013, total borrowings amounted to $575.2 million, up from $547.2 million or 5.12% from June 30, 2012 and up $91.0 million or 18.79% from March 31, 2012. Total borrowings represented 19.42% of total assets and had a weighted average cost of 1.80% at March 31, 2013, compared with 22.92% of total assets at a weighted average cost of 2.20% at June 30, 2012 and 21.25% of total assets at a weighted average cost of 2.43% at March 31, 2012.
We have sold securities under various agreements to repurchase for total proceeds of $110.0 million. The repurchase agreements have interest rates between 3.75% and 4.75% and scheduled maturities between November 2013 and December 2017. Under these agreements, we may be required to repay the $110.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 2.03 years and the weighted average remaining period before such repurchase agreements could be called is 0.13 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At March 31, 2013, a total of $15.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $15.0 million in putable advances is 2.75 years and the weighted average remaining period before such advances could be put to us is 0.17 years.
Stockholders’ Equity
Stockholders’ equity increased $54.1 million to $260.7 million at March 31, 2013 compared to $206.6 million at June 30, 2012. The increase was the result of our net income for the nine months ended March 31, 2013 of $29.2 million, issuance of convertible preferred stock Series C of $18.6 million, sale of common stock through ATM offering of $6.7 million, vesting and issuance of RSU's and exercise of stock options of $2.4 million, offset by a $2.1 million unrealized loss in other comprehensive income, net of tax and $0.8 million in dividends declared on preferred stock.

LIQUIDITY

Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Operating Activities	$(12,993)	$(47,941)
Investing Activities	$(420,461)	$(245,053)
Financing Activities	$541,518	$309,800
During the nine months ended March 31, 2013, we had net cash outflows from operating activities of $13.0 million compared to outflows of $47.9 million for the for the nine months ended March 31, 2012. Net operating cash outflows were due to originations of loans held for sale exceeding proceeds from sale of loans held for sale.
Net cash outflows from investing activities totaled $420.5 million for the nine months ended March 31, 2013, while outflows totaled $245.1 million for the same period in 2012. The increase was primarily due to higher loan originations which were only partially offset by increased repayments of loans in the 2013 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $541.5 million for the nine months ended March 31, 2013, while inflows totaled $309.8 million for the nine months ended March 31, 2012. Net cash provided by financing activities increased primarily from growth in deposits and a net increase in FHLB advances for the nine months ended March 31, 2013 compared to March 31, 2012. During the nine months ended March 31, 2013, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2013, the Company had $385.6 million available immediately and an additional $303.5 million available with additional collateral. At March 31, 2013, we also had two $20.0 million unsecured federal funds purchase lines with two different banks under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2013, the Bank did not have any borrowings outstanding and the amount available from this source was $31.5 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $411.7 million outstanding at March 31, 2013. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

AT-THE-MARKET OFFERING

On March 11, 2013, we entered into an At-the-Market (ATM) Equity Distribution Agreement with each of Raymond James & Associates, Inc., JMP Securities LLC, Liquidnet, Inc., and Sandler O'Neill + Partners L.P. (the “Distribution Agents”) pursuant to which we may issue and sell through the Distribution Agents from time to time shares of our common stock in at the market offerings with an aggregate offering price of up to $50,000,000 (the “ATM Offering”). The sales of shares of our common stock under the Equity Distribution Agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NASADAQ Global Select Market (the principal existing trading market for our common stock), or sales made through a market maker or any other trading market for our common stock, or (with our prior consent) in privately negotiated transactions at negotiated prices.

The aggregate compensation payable to the Distribution Agents under the Distribution Agreement is 2.5% of the gross sales price of the shares sold under the agreement. We have also agreed to reimburse the Distribution Agents for up to $125,000 in their expenses and have provided the Distribution Agents with customary indemnification rights.

We commenced sales of common stock through the ATM Offering in March 2013. The details of the shares of common stock sold through the ATM Offering during the three months ended March 31, 2013 are as follows:

Distribution Agent	Month	Per Share Price and Number of Shares Sold		Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates	March 2013	$35.25	200,000	$6,874	$176,250

As of March 31, 2013, the total gross sales we completed and the remaining sales we have available under the ATM Offering were $7,050,000 and $42,950,000, respectively.

OFF-BALANCE SHEET COMMITMENTS
At March 31, 2013, we had commitments to originate loans with an aggregate outstanding principal balance of $243.2 million, and commitments to sell loans with an aggregate outstanding principal balance of $147.4 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of March 31, 2013 totaled $658.2 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of March 31, 2013
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$607,931	$339,806	$100,745	$91,928	$75,452
Time deposits[2]	1,171,620	664,686	222,108	93,215	191,611
Operating lease obligations[3]	14,306	1,326	3,853	4,094	5,033
Total	$1,793,857	$1,005,818	$326,706	$189,237	$272,096
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2013.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for a lease of real property.

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
Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the Office of the Comptroller of the Currency (OCC) require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2013, our Bank met all the capital adequacy requirements to which it was subject. At March 31, 2013, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2013 that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements were as follows:

	As of March 31, 2013
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$256,889	8.64%	$118,878	4.00%	$148,597	5.00%
Tier 1 capital (to risk-weighted assets)	256,889	14.10%	N/A	N/A	109,295	6.00%
Total capital (to risk-weighted assets)	269,176	14.78%	145,726	8.00%	182,158	10.00%
Tangible capital (to tangible assets)	256,889	8.64%	44,579	1.50%	N/A	N/A

	As of June 30, 2012
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$206,447	8.62%	$95,778	4.00%	$119,723	5.00%
Tier 1 capital (to risk-weighted assets)	206,447	13.69%	N/A	N/A	90,510	6.00%
Total capital (to risk-weighted assets)	216,083	14.32%	120,680	8.00%	150,850	10.00%
Tangible capital (to tangible assets)	206,447	8.62%	35,917	1.50%	N/A	N/A

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

The following table sets forth the interest rate sensitivity of our assets and liabilities at March 31, 2013:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2013
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$143,490	$—	$—	$143,490
Securities[1]	293,789	6,618	147,181	447,588
Stock of the FHLB, at cost	23,636	—	—	23,636
Loans—net of allowance for loan loss[2]	417,329	1,338,261	439,741	2,195,331
Loans held for sale	97,471	—	—	97,471
Total interest-earning assets	975,715	1,344,879	586,922	2,907,516
Non-interest earning assets	—	—	—	54,147
Total assets	$975,715	$1,344,879	$586,922	$2,961,663
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,515,484	$309,929	$189,177	$2,014,590
Securities sold under agreements to repurchase	50,000	60,000	—	110,000
Advances from the FHLB[4]	280,000	115,000	65,000	460,000
Other borrowed funds	5,155	—	—	5,155
Total interest-bearing liabilities	1,850,639	484,929	254,177	2,589,745
Other non-interest-bearing liabilities	—	—	—	111,214
Stockholders’ equity	—	—	—	260,704
Total liabilities and equity	$1,850,639	$484,929	$254,177	$2,961,663
Net interest rate sensitivity gap	$(874,924)	$859,950	$332,745	$317,771
Cumulative gap	$(874,924)	$(14,974)	$317,771	$317,771
Net interest rate sensitivity gap—as a % of interest earning assets	(89.67)%	63.94%	56.69%	10.93%
Cumulative gap—as % of cumulative interest earning assets	(89.67)%	(0.65)%	10.93%	10.93%
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

	As of March 31, 2013
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$230,757	(27.4)%	8.05%
Up 200 basis points	253,903	(20.1)%	8.66%
Up 100 basis points	284,291	(10.6)%	9.46%
Base	317,969	—%	10.35%
Down 100 basis points	347,351	9.2%	11.10%
Down 200 basis points	356,298	12.1%	11.29%

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the nine months ended March 31, 2013. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Beginning Balance at July 1, 2012	595,700	$5.72	595,700	319,291
Ending Balance at March 31, 2013	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at July 1, 2012	213,342
July 1, 2012 to July 31, 2012	1,388
August 1, 2012 to August 31, 2012	16,515
September 1, 2012 to September 30, 2012	7,625
October 1, 2012 to October 31, 2012	2,254
November 1, 2012 to November 30, 2012	—
December 1, 2012 to December 31, 2012	4,938
January 1, 2013 to January 31, 2013	1,047
February 1, 2013 to February 28, 2013	399
March 1, 2013 to March 31, 2013	241
Ending Balance at March 31, 2013	247,749
Total Treasury Shares at March 31, 2013	843,449

In October 2012, the Company sold an aggregate of 1,857 shares of its Series C Preferred Stock in transactions that were not registered under the Securities Act of 1933, as amended. The Company previously reported this transaction and provided the information required by Item 701 of Regulation S-K in its Current Report on Form 8-K filed on October 17, 2012.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 6.	EXHIBITS

Exhibit	Document

1.1
Equity Distribution Agreement dated March 11, 2013, between the Company and the Distribution Agents (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 11, 2013).

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

BofI Holding, Inc.

Dated:	May 8, 2013	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 8, 2013	By:	/s/ Michael R. Sisk
Michael R. Sisk Senior Vice President and Chief Accounting Officer (Chief Accounting Officer)

Dated:	May 8, 2013	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)