Form 10-K
period 2013-06-30
BofI Holding, Inc.
filed 2013-09-04
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ National Global Select Market of $27.81 on December 31, 2012 was $310,756,226.
The number of shares of the Registrant’s common stock outstanding as of August 28, 2013 was 13,785,062.
______________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2013 are incorporated by reference into Part III.

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

Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond the control of BofI Holding, Inc. ("BofI"). Our actual results may differ materially from the results expressed or implied in any forward-looking statements for the reasons, among others, discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Factors that May Affect Our Performance.” Such factors include, but are not limited to, the following:

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

i

PART I

ITEM 1. BUSINESS
Overview
Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with approximately $3.1 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.'s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 3000 Index.

At June 30, 2013, we had total assets of $3,090.8 million, loans of $2,333.9 million, mortgage-backed and other investment securities of $468.4 million, total deposits of $2,092.0 million and borrowings of $705.6 million. Because we do not incur the significantly higher fixed operating costs inherent in a branch-based distribution system, we are able to rapidly grow our deposits and assets by providing a better value to our customers and by expanding our low-cost distribution channels.
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

Our retail distribution channels for our deposit and lending products include:

•	Multiple national online banking brands with tailored products targeted to specific consumer segments;

•	Affinity groups where we gain access to the affinity group's members, and our exclusive relationships with financial advisory firms;

•	A business banking division focused on providing deposit products and loans to specific nationwide industry verticals (e.g., Homeowners Associations) and small and medium size businesses;

•	A commission-based lending sales force that operates from home offices focusing primarily on the origination of single family and multifamily mortgage loans;

•	A commission-based lending sales force that operates from the corporate office focusing on commercial and industrial loans to businesses; and

•	A call center that closes loans from self-generated internet leads, third-party purchase leads, and from our retention and cross-sell of our existing customer base.

Our business strategy is to grow our loan originations and our deposits to achieve increased economies of scale and reduce the cost of products and services to our customers by leveraging our distributions channels and technology. We have designed our branchless banking platform and our workflow processes to handle traditional banking functions with reduced paperwork and human intervention. Our charter allows us to operate in all 50 states, and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography and price. Our low-cost distribution channels provide opportunities to increase our core deposits and increase our loan originations by attracting new customers and developing new and innovative products and services.

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

Single Family Mortgage Secured Lending

We generate earning assets and fee income from our mortgage lending activities, which consist of originating and servicing mortgages secured primarily by first liens on single family residential properties for consumers and for lender-finance businesses. We divide our single family mortgage originations between loans we retain and loans we sell. Our mortgage banking business generates fee income and gains from sales of those consumer single family mortgage loans we sell. Our loan portfolio generates interest income and fees from loans we retain. We also provide home equity loans for consumers secured by second liens on single family mortgages. Our lender-finance loans are secured by our first lien on single family mortgages and include warehouse lines for third-party mortgage companies.

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

We originate single family mortgage loans for consumers through multiple channels on a retail, wholesale and correspondent basis.

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

•
Wholesale. We have developed relationships with independent mortgage companies, cooperatives and individual loan brokers and we manage these relationships and our wholesale loan pipeline through our originations systems and websites. Through our secure website, our approved brokers can compare programs, terms and pricing on a real time basis and communicate with our staff.

•
Correspondent. We acquire closed loans from third-party mortgage companies that originate single family loans in accordance with our portfolio specifications or the specifications of our investors. We may purchase pools of seasoned, single-family loans originated by others during economic cycles when those loans have more attractive risk-adjusted returns than those we may originate.

We originate lender-finance loans to businesses secured by first liens on single family mortgage loans from cross selling, retail direct and through third-parties. Our warehouse customers are primarily generated through cross selling to our network of third-party mortgage companies approved to wholesale our consumer mortgage loans. Other lender-finance customers are generated by our commissions-based sales force dedicated to commercial & industrial lending who contact businesses directly or through individual loan brokers.

Multifamily Mortgage Secured Lending

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

We originate multifamily mortgage loans using a commission-based commercial lending sales force that operates from home offices across the United States or from our headquarter location. Customers are targeted through origination techniques such as direct mail marketing, personal sales efforts, email marketing, online marketing and print advertising. Loan applications are submitted electronically to centralized employee teams who underwrite, process and close loans. The sales force team members operate regionally both as retail originators for apartment owners and wholesale representatives to other mortgage brokers.

Commercial Real Estate Secured and Commercial Lending

Our commercial lending is generally divided between mortgages secured by first liens on commercial real estate and commercial and industrial (C&I) lending based upon business cash flow and asset-backed financing. Historically, we have limited our exposure to commercial real estate and have primarily purchased seasoned mortgages on small commercial properties when they were offered as a part of a residential mortgage loan pool.

We began our C&I lending in 2010 with a focus on fixed and floating rate financing of businesses engaged in the origination of niche mortgage products secured by residential or commercial real estate. Our senior commercial lending group has expanded our corporate finance lending to include other select business types, including leverage lending for selected industries and healthcare receivables-backed financing.

Specialty Finance Factoring

Our Specialty Finance Division engages in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or highly-rated insurance company payor. Purchases of state lottery prize or structured settlement annuity payments are governed by specific state statutes requiring judicial approval of each transaction. No transaction is funded before an order approving such transaction has been entered by a court of competent jurisdiction, and a written acknowledgment of such order, or stipulation agreeing to entry thereof, has been received from the related state lottery commission or insurance company payor. Our commission-based sales force originates contracts for the retail purchase of such payments from leads generated by our dedicated research department through the use of proprietary research techniques. The Specialty Finance Division also utilizes direct mail and online marketing to generate leads. Since 2013, pools of structured settlement receivables have been aggregated and held for periodic disposition upon favorable terms.

Auto and RV and Other Consumer Lending

Our consumer lending has consisted of prime loans to purchase new and used recreational vehicles ("RV") and autos, and deposit-related overdraft lines of credit. In 2008, we elected to significantly decrease RV and auto lending. We hold all of the RV loans that we originated and perform the loan servicing functions for these loans. We may increase auto lending in the future as the economy recovers.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end for the last five years:

	At June 30,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$1,070,668	46.5%	$808,710	46.5%	$517,637	38.7%	$259,790	32.9%	$165,405	26.3%
Home equity	22,537	1.0%	29,167	1.7%	36,424	2.7%	22,575	2.9%	32,345	5.1%
Warehouse and other	204,878	8.9%	61,106	3.5%	3,015	0.2%	—	—%	—	—%
Multifamily real estate secured	768,023	33.4%	687,661	39.5%	647,381	48.4%	370,469	46.9%	326,938	52.0%
Commercial real estate secured	29,000	1.3%	35,174	2.0%	37,985	2.8%	33,553	4.3%	30,002	4.8%
Auto and RV secured	18,530	0.8%	24,324	1.4%	30,406	2.4%	39,842	5.0%	50,056	8.0%
Factoring	108,144	4.7%	48,549	2.8%	26,616	2.0%	26,288	3.4%	23,779	3.8%
Commercial & Industrial	78,721	3.4%	45,723	2.6%	36,923	2.8%	36,500	4.6%	—	—%
Other	419	—%	85	—%	28	—%	87	—%	93	—%
Total loans held for investment	2,300,920	100.0%	1,740,499	100.0%	1,336,415	100.0%	789,104	100.0%	628,618	100.0%
Allowance for loan losses	(14,182)		(9,636)		(7,419)		(5,893)		(4,754)
Unamortized premiums/discounts, net of deferred loan fees	(29,820)		(10,300)		(3,895)		(8,312)		(8,401)
Net loans held for investment	$2,256,918		$1,720,563		$1,325,101		$774,899		$615,463

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
June 30, 2013	$128,624	$15,736	$167,104	$1,989,456	$2,300,920

The following table sets forth the amount of our loans at June 30, 2013 that are due after June 30, 2014 and indicates whether they have fixed, floating or adjustable interest rate loans:

(Dollars in thousands)	Fixed	Floating or Adjustable	Total
Single family real estate secured:
Mortgage	$60,509	$1,010,160	$1,070,669
Home equity	21,679	823	22,502
Warehouse and other	72,680	—	72,680
Multifamily real estate secured	53,457	713,506	766,963
Commercial real estate secured	4,819	24,180	28,999
Auto and RV secured	18,517	—	18,517
Factoring	105,858	—	105,858
Commercial & Industrial	32,991	37,381	70,372
Other	—	—	—
Total	$370,510	$1,786,050	$2,156,560

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2013
	Percent of Loan Principal Secured by Real Estate Located in State
		Single family
State	Total Real Estate Loans	Mortgage	Home Equity	Multifamily real estate secured	Commercial real estate secured
California-south [1]	44.93%	43.30%	13.44%	48.57%	15.56%
California-north [2]	13.27%	14.31%	13.31%	11.72%	15.74%
New York	7.86%	10.57%	4.60%	3.83%	15.18%
Florida	5.04%	6.40%	13.26%	3.14%	3.29%
Washington	3.72%	1.87%	4.92%	5.92%	13.54%
Texas	3.58%	1.33%	—%	6.57%	8.10%
Arizona	3.48%	4.12%	9.66%	2.65%	0.30%
Colorado	2.12%	2.85%	0.73%	0.98%	5.65%
Utah	1.02%	1.68%	2.59%	0.13%	—%
Oregon	0.94%	0.83%	0.64%	0.85%	7.35%
All other states	14.04%	12.74%	36.85%	15.64%	15.29%
	100.00%	100.00%	100.00%	100.00%	100.00%
1 Consists of loans secured by real property in California with zip code ranges from 90000 to 92999.
2 Consists of loans secured by real property in California with zip code ranges from 93000 to 96999.

The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio ("LTV"). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2013. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan at the time of the funding or, for certain purchased seasoned loans, an adjusted appraised value based upon an independent review at the time of the purchase.

		Single family
	Total Real Estate Loans	Mortgage	Home Equity[1]	Multifamily real estate secured	Commercial real estate secured
Weighted Average LTV	54.68%	54.69%	55.93%	54.89%	48.23%
Median LTV	54.01%	54.16%	59.20%	53.66%	43.49%
1 Amounts represent combined LTV calculated by adding the current balances of both the 1st and 2nd liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.

We believe our weighted-average LTV of 54.68% at origination has resulted and will continue to result in the future, in relatively low average loan defaults and favorable write-off experience.

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

At June 30, 2013, the Bank’s loans-to-one-borrower limit was $40.2 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2013, no single loan was larger than a $25.0 million line of credit, with an outstanding balance of $17.0 million drawn on the line, and our largest single lending relationship had an outstanding balance of $19.7 million.

Loan Quality and Credit Risk. Historically, our level of non-performing mortgage loans as a percentage of our loan portfolio has been relatively low compared to the overall residential lending market. The economy and the mortgage and consumer credit markets have shown signs of stabilizing, but unemployment remains high. Additionally, we have recently increased our efforts to make loans to businesses through lending programs that are not as seasoned as our mortgage lending. Therefore, we anticipate that our rate of non-performing loans may increase in the future, and we have provided an allowance for estimated loan losses.

Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof. Generally, non-performing loans are defined as nonaccrual loans and loans 90 days or more overdue. Troubled debt restructurings ("TDRs") are defined as loans that we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal or interest payments. Our policy with respect to non-performing assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans past due 90 days or more, unless the individual borrower circumstances dictate otherwise.

See Management’s Discussion and Analysis — “Asset Quality and Allowance for Loan Loss” for a history of non-performing assets and allowance for loan loss.

Investment Securities Portfolio. We classify each investment security according to our intent to hold the security to maturity, trade the security at fair value or make the security available-for-sale. We invest available funds in government and high-grade non-agency securities. Because risk-adjusted returns available on investment securities may exceed returns available through our origination channels, we may elect to purchase more securities from time to time. Our investment policy, as established by our board of directors, is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or portfolio asset concentration risk. Under our investment policy, we are currently authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency mortgage-backed obligations, specific federal agency obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments. We also buy and sell securities to facilitate liquidity and to help manage our interest rate risk.

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

	Available-for-Sale	Held-to-maturity	Trading
(Dollars in thousands)	Fair Value	Carrying Amount	Fair Value	Total
Fiscal year end
June 30, 2013	$185,607	$275,691	$7,111	$468,409
June 30, 2012	164,159	313,032	5,838	483,029
June 30, 2011	145,671	370,626	5,053	521,350
June 30, 2010	242,430	320,807	4,402	567,639
June 30, 2009	265,807	350,898	5,445	622,150

The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our other debt securities and the weighted-average yield for each range of maturities:

	For the Fiscal Year Ended June 30, 2013
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
U.S. Agency[2]	$70,517	2.38%	$2,462	2.20%	$10,136	2.20%	$13,074	2.20%	$44,845	2.49%
Non-Agency[3]	45,271	9.62%	11,920	9.02%	18,741	8.93%	8,060	10.22%	6,550	11.95%
Total Mortgage-Backed Securities	$115,788	5.21%	$14,382	7.85%	$28,877	6.57%	$21,134	5.26%	$51,395	3.69%
Other Debt Securities
U.S. agencies	$25,049	0.28%	$25,049	0.28%	$—	—%	$—	—%	$—	—%
Municipal	11,062	3.13%	2,182	2.22%	3,355	2.22%	—	—%	5,525	4.04%
Non-agency	29,646	2.40%	5,001	0.74%	22,992	2.66%	1,653	3.86%	—	—%
Total Other Debt Securities	$65,757	1.72%	$32,232	0.48%	$26,347	2.60%	$1,653	3.86%	$5,525	4.04%
Available-for-sale—Amortized Cost	$181,545	3.95%	$46,614	2.76%	$55,224	4.68%	$22,787	5.16%	$56,920	3.73%
Available-for-sale—Fair Value	$185,607	3.95%	$47,189	2.76%	$57,038	4.68%	$23,890	5.16%	$57,490	3.73%
Held-to-maturity
Mortgage-backed securities:
U.S. Agency[2]	$54,825	3.72%	$1,666	3.04%	$6,619	3.06%	$8,007	3.11%	$38,533	3.99%
Non-Agency[3]	184,742	5.97%	27,770	7.22%	64,433	6.30%	37,063	5.55%	55,476	5.24%
Total Mortgage-Backed Securities	$239,567	5.45%	$29,436	6.98%	$71,052	6.00%	$45,070	5.12%	$94,009	4.73%
Other Debt Securities:
U.S. agencies	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Municipal	36,124	5.83%	—	—%	—	—%	—	—%	36,124	5.83%
Non-agency	—	—%	—	—%	—	—%	—	—%	—	—%
Total Other Debt Securities	$36,124	5.83%	$—	—%	$—	—%	$—	—%	$36,124	5.83%
Held-to-Maturity—Carrying Value	$275,691	5.50%	$29,436	6.98%	$71,052	6.00%	$45,070	5.12%	$130,133	5.03%
Held-to-Maturity—Fair Value	$271,854	5.50%	$29,279	6.98%	$69,882	6.00%	$43,276	5.12%	$129,417	5.03%
Trading
Non-Agency—Fair Value[4]	$7,111	4.40%	$—	—%	$—	—%	$—	—%	$7,111	4.40%
Total securities	$468,409	4.87%	$76,625	4.38%	$128,090	5.41%	$68,960	5.03%	$194,734	4.62%
1 Weighted-average yield is based on amortized cost of the securities. Residential mortgage-backed security yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curve.
2 U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
3 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities and secured by prime, Alt-A or pay-option ARM mortgages.
4 Collateralized debt obligations secured by pools of bank trust preferred.

Our securities portfolio of $468.4 million at June 30, 2013 is composed of approximately 32.0% U.S. agency residential mortgage-backed securities ("RMBS") and other debt securities issued by GSEs, primarily Freddie Mac and Fannie Mae; 2.0% Prime private-issue super senior, first-lien RMBS; 9.7% Alt-A, private-issue super senior, first-lien RMBS; 32.3% Pay-Option ARM, private-issue super senior first-lien RMBS; 10.1% Municipal securities and 14.0% other residential mortgage-backed, asset-backed and bank pooled trust preferred securities. We had no commercial mortgage-backed securities ("CMBS") or Sub-prime RMBS at June 30, 2013.

We manage the credit risk of our non-agency RMBS by purchasing those securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency RMBS are super senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percent of the current face value) is known as credit enhancement. At June 30, 2013, the weighted-average credit enhancement in our entire non-agency RMBS portfolio was 31.0%. The credit enhancement levels for our Alt-A and Pay-option ARM portions of the portfolio were 61.7% and 18.7%, respectively. The credit enhancement percent and the rating agency grade (e.g., “AA”) do not consider the additional credit protection available to the Bank, if needed, from its purchase price discounts. We have experienced RMBS personnel monitor the performance and measure the securities for impairment. The rating agency grade does not completely reflect the probability of impairment. The credit enhancement level when considering the remaining purchase discount at June 30, 2013 equals 31.6% for approximately 57.0% of our securities that have been downgraded from their respective AAA ratings at acquisition to below investment grade. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”

DEPOSIT GENERATION

We offer a full line of deposit products we source through our branchless distribution channels using an operating platform and marketing strategies that emphasize low operating costs and are flexible and scalable for our business. Our full featured products, customer service and our affinity relationships result in customer accounts with strong retention characteristics. We continuously collect customer feedback and improve our processes to satisfy customer needs.
At June 30, 2013, we had $2,092.0 million in deposits of which $1,034.6 million, or 49.5% were demand and savings accounts and $1,057.4 million, or 50.5% were time deposits. We generate deposit customer relationships through our retail distribution channels including websites, online advertising, print and digital advertising, financial advisory firms, affinity partnerships and lending businesses which generate escrow deposits and other operating funds. Our retail distribution channels include:

•
Multiple national online banking brands with tailored products targeted to specific consumer segments. For example, our Bank of Internet brand, America's Oldest and Most Trusted Internet Bank is designed for customers who are looking for full-featured demand accounts and very competitive fees and interest rates. Bank X brand targets primarily tech-savvy, Generation X and Generation Y customers that are seeking a low-fee cost structure and a high-yield Savings account.

•	Financial advisory firms who introduce their clients to our deposit products;

•	Relationship with affinity groups where we gain access to the affinity group's members;

•	BofI Federal's business banking division, which focuses on providing deposit products nationwide to industry verticals (e.g., Homeowners Associations and CPAs) through a dedicated sales team;

•	A call center that opens accounts through self-generated internet leads, third-party purchased leads, affinity relationships, and our retention and cross-sell efforts to our existing customer base.
Our online accounts are full-featured requiring only one sign-in with quick and secure access to activity, statements and other features including:

◦	Purchase Rewards. Customers can earn cash back by using their VISA® Debit Card at select merchants.

◦	Mobile Banking. Customers can review account balances, transfer funds, deposit checks and pay bills from the convenience of their mobile phone.

◦	Mobile Deposit. Customers can instantly deposit checks from their smart phones using our Mobile App.

◦	FinanceWorksTM. Customers can easily manage their finances and create budgets using this secure financial management solution.

◦	Online Bill Payment Service. Customers can automatically pay their bills online from their account.

◦	Popmoney. Customers can securely send money via email or text messaging through this service.

◦	My Deposit. Customers can scan checks with this remote deposit solution from their home computers. Scanned images will be electronically transmitted for deposit directly to their account.

◦	Text Message Banking. Customers can view their account balances, transaction history, and transfer funds between their accounts via these text message commands from their mobile phones.

◦
Unlimited ATM reimbursements. With certain checking accounts, Customers are reimbursed for any fees incurred using an ATM (excludes international ATM transactions). This gives them access to any ATM in the nation, for free.

◦	Secure Email. Customers can send and receive secure emails from our customer service department without concern for the security of their information.

◦	InterBank Transfer. Customers can transfer money to their accounts at other financial institutions from their online banking platform.

◦
ATM Cards or VISA® Debit Cards. Customers may choose to receive either a free ATM card or VISA® Debit card upon account opening. Customers can access their accounts worldwide at ATMs and any other locations that accept VISA® Debit cards.

◦
Overdraft Protection. Eligible customers can enroll in one of our overdraft protection programs. Our programs include Courtesy Overdraft Protection, Overdraft Line of Credit, and Overdraft Protection By Linked Accounts.

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
We believe our deposit franchise will continue to provide lower all-in funding costs (interest expense plus operating costs) with greater scalability than branch-intensive banking models because the traditional branch model with high fixed operating costs will experience continued declines in consumer traffic due to the decline in paper check deposits and due to growing consumer preferences to bank online.
The number of deposit accounts at the end of each of the last five fiscal years is set forth below:

	At June 30,
	2013	2012	2011	2010	2009
Checking and savings accounts	23,567	19,931	16,105	17,192	10,685
Time deposits	11,103	12,341	16,793	10,554	12,757
Total number of deposit accounts	34,670	32,272	32,898	27,746	23,442

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each of the last five fiscal years:

	At June 30,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$81,524	—	$12,439	—	$7,369	—	$5,441	—	$3,509	—
Interest-bearing:
Demand	311,539	0.50%	94,888	0.52%	76,793	0.75%	63,962	0.85%	59,151	1.22%
Savings	641,534	0.67%	583,955	0.72%	268,384	0.93%	358,293	0.91%	192,781	1.94%
Total demand and savings	953,073	0.61%	678,843	0.69%	345,177	0.89%	422,255	0.90%	251,932	1.77%
Time deposits:
Under $100	183,754	1.36%	224,140	1.85%	337,937	2.24%	200,859	3.23%	191,021	4.39%
$100 or more	873,648	1.52%	699,666	1.75%	649,842	2.15%	339,625	2.95%	202,062	3.85%
Total time deposits	1,057,402	1.50%	923,806	1.78%	987,779	2.18%	540,484	3.05%	393,083	4.11%
Total interest-bearing	2,010,475	1.08%	1,602,649	1.32%	1,332,956	1.85%	962,739	2.11%	645,015	3.20%
Total deposits	$2,091,999	1.04%	$1,615,088	1.31%	$1,340,325	1.84%	$968,180	2.10%	$648,524	3.18%
1 Based on weighted-average stated interest rates at the end of the period.

The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit at the end of each of the last five fiscal years:

	At June 30,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$286,549	$1,999	0.70%	$74,044	$593	0.81%	$61,181	$488	0.80%
Savings	540,248	4,400	0.81%	430,791	3,795	0.88%	283,783	2,527	0.92%
Time deposits	1,065,669	16,469	1.55%	1,003,728	20,501	2.04%	776,638	19,261	2.48%
Total interest-bearing deposits	$1,892,466	$22,868	1.21%	$1,508,563	$24,889	1.65%	$1,121,602	$22,276	2.01%
Total deposits	$1,937,765	$22,868	1.18%	$1,522,359	$24,889	1.63%	$1,127,415	$22,276	2.00%

	At June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$57,779	$595	1.03%	$70,882	$1,722	2.43%
Savings	389,526	5,779	1.48%	115,427	2,861	2.48%
Time deposits	413,999	14,880	3.59%	433,410	19,400	4.48%
Total interest-bearing deposits	$861,304	$21,254	2.47%	$619,719	$23,983	3.87%
Total deposits	$866,837	$21,254	2.45%	$623,889	$23,983	3.84%

The following table shows the maturity dates of our certificates of deposit at the end of each of the last five fiscal years:

	At June 30,
(Dollars in thousands)	2013	2012	2011	2010	2009
Within 12 months	$585,309	$482,615	$568,827	$259,026	$237,920
13 to 24 months	149,720	128,149	184,029	106,733	49,796
25 to 36 months	55,664	97,238	66,541	52,174	64,743
37 to 48 months	52,025	47,388	33,500	11,922	38,559
49 months and thereafter	214,684	168,416	134,882	110,629	2,065
Total	$1,057,402	$923,806	$987,779	$540,484	$393,083

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at the end of each of the last five fiscal years:

	Term to Maturity
(Dollars in thousands)	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Time deposits with balances of $100,000 or more at June 30,
2013	$201,463	$166,042	$94,195	$411,948	$873,648
2012	144,621	93,502	90,947	370,596	699,666
2011	41,322	144,907	161,940	301,673	649,842
2010	13,213	84,823	48,624	192,965	339,625
2009	30,256	49,126	57,527	65,153	202,062
Borrowings. In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank of San Francisco ("FHLB"). Our bank can borrow up to 40% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2013, the Company had $625.7 million available immediately, which reflects a fully collateralized position, for advances from the FHLB for terms up to ten years.
The Bank has federal funds lines of credit with two major banks totaling $20.0 million. At June 30, 2013, the Bank had no outstanding balance on either line.
The Bank can also borrow from the Federal Reserve Bank of San Francisco (FRB), and borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2013, we had a total borrowing capacity of approximately $28.2 million, none of which was outstanding. The Bank has additional unencumbered collateral that could be pledged to the FRB Discount Window to increase borrowing liquidity.
The Company has sold securities under various agreements to repurchase for total proceeds of $110.0 million. The repurchase agreements have fixed interest rates between 3.75% and 4.75% and scheduled maturities between November 2013 and December 2017. Pursuant to these agreements, under certain conditions, the Company may be required to repay the $110.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. As of June 30, 2013, the weighted-average remaining contractual maturity period was 1.78 years and the weighted average remaining period before such repurchase agreements could be called was 0.13 years.
On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 2.67% at June 30, 2013, and is paid quarterly.
The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the last five fiscal years:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2013	2012	2011	2010	2009
Advances from the FHLB[1]:
Average balance outstanding	$436,383	$333,866	$226,005	$199,288	$333,327
Maximum amount outstanding at any month-end during the period	590,417	422,000	309,000	225,988	392,973
Balance outstanding at end of period	590,417	422,000	305,000	182,999	262,984
Average interest rate at end of period	0.92%	1.42%	2.07%	3.59%	3.34%
Average interest rate during period	1.36%	1.78%	2.77%	3.88%	3.42%
Securities sold under agreements to repurchase:
Average balance outstanding	$114,247	$125,820	$130,000	$130,000	$130,000
Maximum amount outstanding at any month-end during the period	120,000	130,000	130,000	130,000	130,000
Balance outstanding at end of period	110,000	120,000	130,000	130,000	130,000
Average interest rate at end of period	4.40%	4.34%	4.35%	4.35%	4.32%
Average interest rate during period	4.44%	4.41%	4.41%	4.40%	4.37%
Federal Reserve Discount Window borrowing
Average balance outstanding	$—	$—	$—	$38,986	$38,524
Maximum amount outstanding at any month-end during the period	—	—	—	140,000	160,000
Balance outstanding at end of period	—	—	—	—	160,000
Average interest rate at end of period	—%	—%	—%	—%	0.25%
Average interest rate during period	—%	—%	—%	0.25%	0.36%
Junior subordinated debentures:
Average balance outstanding	$5,155	$5,155	$5,155	$5,155	$5,155
Maximum amount outstanding at any month-end during the period	5,155	5,155	5,155	5,155	5,155
Balance outstanding at end of period	5,155	5,155	5,155	5,155	5,155
Average interest rate at end of period	2.67%	2.87%	2.66%	2.88%	3.06%
Average interest rate during period	2.93%	2.89%	2.85%	2.91%	4.60%
1 Advances from the FHLB have been reduced by debt issue costs of $0, $0, $1, $15 and $18 for the fiscal years ended June 30, 2013, 2012, 2011, 2010 and 2009, respectively.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We register our various Internet URL addresses with service companies, and work actively with bank regulators to identify potential naming conflicts with competing financial institutions. Policing unauthorized use of proprietary information is difficult and litigation may be necessary to enforce our intellectual property rights. We own certain Internet domain names. Domain names in the United States and in foreign countries are regulated, and the laws and regulations governing the Internet are continually evolving. Additionally, the relationship between regulations governing domain names and laws protecting intellectual property rights is not entirely clear. As a result, in the future, we may be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademark and other intellectual property rights.

EMPLOYEES

At June 30, 2013, we had 312 full time employees. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory.

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

Capital. Savings and loan holding companies, such as the Company, were historically not subject to specific regulatory capital requirements. However, pursuant to the Dodd-Frank Act, savings and loan holding companies will become subject to the same capital and activity requirements as those applicable to bank holding companies. Moreover, the Dodd-Frank Act required that the Federal Reserve promulgate consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Accordingly, such mandate eliminates the inclusion of certain instruments, such as trust preferred securities issued on or after May 19, 2010, from Tier 1 holding company capital.
In July 2013, the Company's primary federal regulator, the Federal Reserve, and the Bank's primary federal regulator, the OCC, published final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 capital framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the capital requirements applicable to depository institutions and their holding companies, including the Company and the Bank.
The New Capital Rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements for the Company and the Bank is January 1, 2015.
A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.
The final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 is to begin on January 1, 2015 and be phased in over three years for the Company and the Bank.
The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company. Various aspects of Basel III will be subject to multi-year transition periods ending December 31, 2018 and Basel III generally continues to be subject to further evaluation and interpretation by the U.S. banking regulators. We believe that, as of June 30, 2013, the Company would remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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
In addition, the FDIC may impose additional emergency special assessments of up to five basis points per quarter on each institution’s assets minus Tier 1 capital, if necessary, to maintain public confidence in the DIF or as a result of deterioration in the deposit DIF reserve ratio due to institution failures. Additionally, as an alternative to the special assessments, in September 2009, the FDIC adopted a rule that required member institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. This new rule did not impact our earnings because the prepayment is being amortized over time. Any additional emergency special assessment imposed by the FDIC will negatively impact our earnings. In 2013, member institutions returned to paying its risk-based assessment on a quarterly basis.
Regulatory Capital Requirements and Prompt Corrective Action. The prompt corrective action regulation of the OCC requires mandatory actions and authorizes other discretionary actions to be taken by the OCC against a savings association that falls within undercapitalized capital categories specified in OCC regulations.
Under OCC regulations, an institution is “well-capitalized” if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OCC to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). OCC regulations also establish three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2013, BofI Federal Bank met the capital requirements of a “well-capitalized” institution under applicable OCC regulations.
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
These capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. BofI Federal Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
In July 2013, the OCC published the New Capital Rules, which establish a new comprehensive capital framework for U.S. banking organizations, including the Company and the Bank. The New Capital Rules require higher levels of certain types of capital compared to the existing capital standards, beginning on January 1, 2015, and are discussed in further detail above under “Regulation of BOFI Holding, Inc. - Capital”.
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
Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the “Code”. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2013, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2013, BofI Federal Bank was in compliance with the applicable liquidity standard.
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
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At June 30, 2013, the Bank was in compliance with these requirements.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices, which also serve as our bank’s main office and branch, are located at 4350 La Jolla Village Drive, Suite 140, San Diego, California 92122, and our telephone number is (858) 764-6597. This facility occupies a total of approximately 60,741 square feet under a lease that expires June 30, 2020.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time become a party to legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, lawsuit or claim.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ National Global Select Market on March 15, 2005 under the symbol “BOFI.” There were 13,785,062 shares of common stock outstanding held by approximately 18,650 shareholders as of August 28, 2013. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter during the last two fiscal years. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is Computershare.

	BofI Holding, Inc. Common Stock Price Per Share
Quarter ended:	High	Low
June 30, 2011	$16.80	$13.83
September 30, 2011	$15.20	$11.46
December 31, 2011	$16.70	$12.56
March 31, 2012	$17.61	$15.48
June 30, 2012	$19.93	$16.96
September 30, 2012	$26.66	$19.50
December 31, 2012	$28.44	$23.91
March 31, 2013	$36.82	$28.02
June 30, 2013	$49.98	$35.05

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

During 2011 we issued an aggregate of 20,182 shares of 6.0% Series B Non-cumulative Perpetual Convertible Preferred Stock (the “Series B preferred stock”). Dividends on the Series B preferred stock were paid quarterly. On August 31, 2012, the Company announced that it would mandatorily convert all outstanding shares of Series B preferred stock into common stock of the Company, and the conversion was completed effective September 11, 2012.

In October 2012 we issued an aggregate of 1,857 shares of 6.0% Series C Non-cumulative Perpetual Convertible Preferred Stock (the “Series C Preferred Stock”) for a purchase price of $10,000 per share or an aggregate of $18.6 million before expenses of the offering. Dividends on the Series C preferred stock were paid quarterly. On April 24, 2013, the Company completed the mandatory conversion of the Series C Preferred Stock, which was converted into 608,840 shares of common stock, reflecting an approximate initial conversion price of $30.50 per share.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchases. On June 30, 2005, our board of directors approved a common stock buyback program to purchase up to 5% of BofI outstanding common shares. The buyback program became effective on August 23, 2005 with no termination date. Prior to July 1, 2008, a total of 319,500 shares of BofI were purchased under the June 2005 buyback program. On November 21, 2008 the board of directors approved an expansion of our common stock buyback program to purchase up to an additional 500,000 shares of our outstanding common shares if and when the opportunity arises. The increased authorization was effective immediately with no termination date. The program authorizes BofI to buy back common stock at its discretion, subject to market conditions. During the fiscal year ended June 30, 2013, no additional shares of BofI common stock were purchased under this program.

Net Settlement of Restricted Stock Awards. Effective November 2007, the stockholders of the Company approved an amendment to the 2004 Stock Incentive Plan, which among other changes permitted net settlement of restricted stock awards for purposes of payment of a grantee’s income tax obligation. During the fiscal year ended June 30, 2013, there were 95,862 restricted stock award shares which were retained by the Company and converted to cash at the average rate of $38.07 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the fourth fiscal quarter ending June 30, 2013. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended June 30, 2013
April 1, 2013 to June 30, 2013	—	—	—	319,291
Stock Repurchases Balance at June 30, 2013	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Ending Balance at March 31, 2013	213,342
April 1, 2013 to June 30, 2013	95,862
Ending Balance at June 30, 2013	309,204
Total Treasury Shares at June 30, 2013	904,904

SALE OF UNREGISTERED SECURITIES
In October 2012, the Company sold an aggregate of 1,857 shares of its Series C Preferred Stock for a purchase price of $10,000 per share or an aggregate of $18.6 million before expenses of the offering. The shares of Series C Preferred Stock were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Rule 506 of Regulation D promulgated thereunder. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The investors in the private placement were “accredited investors” as that term is defined in Rule 501 of Regulation D and acquired the shares for investment only and not with a present view toward, or for resale in connection with, the public sale or distribution thereof.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2013. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and units granted	(b) Weighted-average excercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	460,967	$17.43	1,047,521
Equity compensation plans not approved by security holders	—	—	N/A
Total	460,967	$17.43	1,047,521

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
Selected Balance Sheet Data:
Total assets	$3,090,771	$2,386,845	$1,940,087	$1,421,081	$1,302,208
Loans, net of allowance for loan losses	2,256,918	1,720,563	1,325,101	774,899	615,463
Loans held for sale, at fair value	36,665	38,469	20,110	5,511	3,190
Loans held for sale, at cost	40,326	40,712	—	—	—
Allowance for loan losses	14,182	9,636	7,419	5,893	4,754
Securities—trading	7,111	5,838	5,053	4,402	5,445
Securities—available-for-sale	185,607	164,159	145,671	242,430	265,807
Securities—held-to-maturity	275,691	313,032	370,626	320,807	350,898
Total deposits	2,091,999	1,615,088	1,340,325	968,180	648,524
Securities sold under agreements to repurchase	110,000	120,000	130,000	130,000	130,000
Advances from the FHLB	590,417	422,000	305,000	182,999	262,984
Junior subordinated debentures and other borrowings	5,155	5,155	7,655	5,155	165,155
Total stockholders’ equity	268,262	206,620	147,766	129,808	88,939
Selected Income Statement Data:
Interest and dividend income	$135,654	$115,733	$92,935	$85,572	$77,778
Interest expense	34,026	36,545	34,422	34,953	41,419
Net interest income	101,628	79,188	58,513	50,619	36,359
Provision for loan losses	7,550	8,063	5,800	5,775	4,730
Net interest income after provision for loan losses	94,078	71,125	52,713	44,844	31,629
Non-interest income (loss)	27,710	16,370	7,993	8,316	(6,687)
Non-interest expense	53,587	37,958	26,534	17,283	12,894
Income before income tax expense	68,201	49,537	34,172	35,877	12,048
Income tax expense	27,910	20,061	13,593	14,749	4,906
Net income	$40,291	$29,476	$20,579	$21,128	$7,142
Net income attributable to common stock	$39,456	$28,205	$20,270	$20,517	$6,452
Per Share Data:
Net income:
Basic	$3.00	$2.45	$1.88	$2.31	$0.78
Diluted	$2.89	$2.33	$1.87	$2.22	$0.77
Book value per common share	$19.16	$15.82	$13.67	$12.25	$9.79
Tangible book value per common share	$19.16	$15.82	$13.67	$12.25	$9.79
Weighted average number of common shares outstanding:
Basic	13,156,646	11,489,190	10,763,571	8,869,453	8,284,938
Diluted	13,819,412	12,488,555	10,857,470	9,396,652	8,876,991
Common shares outstanding at end of period	13,733.325	11,512,536	10,436,332	10,184,975	8,082,768
Performance Ratios and Other Data:
Loan originations for investment	$1,054,624	$732,826	$608,901	$74,702	$33,170
Loan originations for sale	$1,085,941	$664,622	$216,868	$114,842	$83,741
Loan purchases	$1,541	$—	$124,784	$185,812	$57,410
Return on average assets	1.46%	1.35%	1.26%	1.56%	0.59%
Return on average common stockholders’ equity	17.57%	16.95%	15.17%	21.17%	8.79%
Interest rate spread [1]	3.66%	3.55%	3.50%	3.64%	2.83%
Net interest margin [2]	3.79%	3.70%	3.67%	3.83%	3.04%
Efficiency ratio [3]	41.43%	39.72%	39.90%	29.33%	43.46%

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
Capital Ratios:
Equity to assets at end of period	8.68%	8.66%	7.62%	9.13%	6.83%
Tier 1 leverage (core) capital to adjusted tangible assets [4]	8.63%	8.62%	7.99%	8.79%	6.98%
Tier 1 risk-based capital ratio [4]	14.52%	13.69%	12.41%	14.56%	11.14%
Total risk-based capital ratio [4]	15.28%	14.32%	13.01%	15.25%	11.73%
Tangible capital to tangible assets [4]	8.63%	8.62%	7.99%	8.79%	6.98%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.14%	0.35%	0.45%	0.69%	0.43%
Non-performing loans to total loans	0.80%	0.98%	0.72%	1.48%	0.45%
Non-performing assets to total assets	0.66%	0.77%	0.99%	1.01%	0.65%
Allowance for loan losses to total loans held for investment at end of period	0.62%	0.55%	0.56%	0.75%	0.76%
Allowance for loan losses to non-performing loans	77.48%	56.28%	77.18%	50.35%	167.39%
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

OVERVIEW
Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with $3.1 billion in assets that provides innovative banking and lending products and services to customers nationwide through scalable low cost distribution channels. BofI Holding, Inc.'s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 3000 Index.

Net income for the fiscal year ended June 30, 2013 was $40.3 million compared to $29.5 million and $20.6 million for the fiscal years ended June 30, 2012 and 2011, respectively. Net income attributable to common stockholders for the fiscal year ended June 30, 2013 was $39.5 million, or $2.89 per diluted share compared to $28.2 million, or $2.33 per diluted share and $20.3 million, or $1.87 per diluted share for the years ended June 30, 2012 and 2011, respectively. Growth in our interest earning assets, particularly the loan portfolio, was the primary driver of the increase in our net income from fiscal 2011 to fiscal 2013. Net income increased $10.8 million for the year ended June 30, 2013 compared to the year ended June 30, 2012.

We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings ("core earnings"), a non-GAAP financial measure, which we believe provides useful information about the Bank's operating performance. Core earnings for the fiscal years ended 2013, 2012, and 2011 were $41.5 million, $30.7 million, and $19.7 million, respectively.

Below is a reconciliation of net income to core earnings (non-GAAP):

	For the Fiscal Years Ended June 30,
(Dollars in Thousands)	2013	2012	2011
Net Income	$40,291	$29,476	$20,579
Realized securities losses (gains)	(212)	—	(2,420)
Unrealized securities losses	2,227	2,018	890
Tax provision	(825)	(817)	609
Core Earnings	$41,481	$30,677	$19,658

Net interest income for the year ended June 30, 2013 was $101.6 million compared to $79.2 million and $58.5 million for the years ended June 30, 2012 and 2011, respectively. The increase was primarily due to growth in our loan portfolio from fiscal years 2011 through 2013.

Provision for loan losses for the years ended June 30, 2013 was $7.6 million, compared to $8.1 million and $5.8 million for the years ended June 30, 2012 and 2011, respectively. The decrease of $0.5 million for fiscal year 2013 is the result of lower charge-offs partially offset by additional provisions needed for growth in the loan portfolio.

Mortgage banking income was $23.0 million compared to $16.7 million and $4.7 million for the years ended June 30, 2013, 2012, and 2011. The increase was a result of higher loan originations for sale of $1,085.9 million compared to $664.6 million and $216.9 million for the years ended June 30, 2013, 2012, and 2011, respectively.

Non-interest expense for the fiscal year ended June 30, 2013 was $53.6 million compared to $38.0 million and $26.5 million for the years ended 2012 and 2011 respectively. The increase was primarily due to increased staffing levels in order to support growth in lending and deposit operations. Our staffing rose to 312 full-time equivalents compared to 230 and 173 at June 30, 2013, 2012, and 2011, respectively.

Total assets were $3,090.8 million at June 30, 2013 compared to $2,386.8 million at June 30, 2012 and $1,940.1 million at June 30, 2011. Assets grew $703.9 million or 29.5% during the last fiscal year and $446.8 million or 23.0% during fiscal 2012, primarily due to an increase in the origination of single family and multifamily mortgage loans. These loans were funded primarily with growth in deposits and to a lesser extent capital transactions.

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
A general reserve is included in the allowance for loan loss and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates and applies the average historic rates to the outstanding loan balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors. The following portfolio segments have been identified: single family secured mortgage, home equity secured mortgage, single family warehouse and other, multifamily secured mortgage, commercial real estate and land secured mortgage, recreational vehicles and auto secured, factoring, C&I and other.

USE OF NON-GAAP FINANCIAL MEASURES

In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as core earnings. Core earnings exclude realized and unrealized gains and losses associated with our securities portfolios, net of tax. Excluding these gains and losses provides investors with an understanding of our Bank's core lending and mortgage banking business. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as to their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors' understanding of its business and performance, these non-GAAP measures should not be consider in isolation, or as a substitute for GAAP basis financial measures.

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

	For the Fiscal Years Ended June 30,
	2013			2012			2011
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans[2,3]	$2,157,974	$113,503	5.26%	$1,607,523	$89,308	5.56%	$1,013,645	$60,508	5.97%
Federal funds sold	17,017	30	0.18%	12,297	10	0.08%	8,407	11	0.13%
Interest-earning deposits in other financial institutions	23,632	47	0.20%	295	—	—%	384	—	—%
Mortgage-backed and other investment securities[4]	462,946	21,588	4.66%	506,223	26,353	5.21%	556,518	32,353	5.81%
Stock of the FHLB, at cost	22,594	486	2.15%	16,683	62	0.37%	16,845	63	0.37%
Total interest-earning assets	2,684,163	135,654	5.05%	2,143,021	115,733	5.40%	1,595,799	92,935	5.82%
Non-interest-earning assets	70,896			46,464			38,741
Total assets	$2,755,059			$2,189,485			$1,634,540
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$826,797	$6,399	0.77%	$504,835	$4,388	0.87%	$344,964	$3,015	0.87%
Time deposits	1,065,669	16,469	1.55%	1,003,728	20,501	2.04%	776,638	19,261	2.48%
Securities sold under agreements to repurchase	114,247	5,068	4.44%	125,820	5,552	4.41%	130,000	5,736	4.41%
Advances from the FHLB	436,383	5,939	1.36%	333,866	5,955	1.78%	226,005	6,263	2.77%
Other borrowings	5,155	151	2.93%	5,155	149	2.89%	5,167	147	2.84%
Total interest-bearing liabilities	2,448,251	34,026	1.39%	1,973,404	36,545	1.85%	1,482,774	34,422	2.32%
Non-interest-bearing demand deposits	45,299			13,796			5,813
Other non-interest-bearing liabilities	18,681			16,152			7,230
Stockholders’ equity	242,828			186,133			138,723
Total liabilities and stockholders’ equity	$2,755,059			$2,189,485			$1,634,540
Net interest income		$101,628			$79,188			$58,513
Interest rate spread[5]			3.66%			3.55%			3.50%
Net interest margin[6]			3.79%			3.70%			3.67%
1 Average balances are obtained from daily data.
2 Loans include loans held for sale, loan premiums and unearned fees.
3 Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also includes $32.8 million as of June 30, 2013 and $33.4 million as of June 30, 2012 of Community Reinvestment Act loans which are taxed at a reduced rate.
4 Includes $5.5 million of municipal securities which are taxed at a reduced rate.
5 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
6 Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS

Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our assets and increases in our net interest margin. Our net interest income is reduced by our estimate of loss provisions for our impaired loans. We also earn non-interest income primarily from mortgage banking activities, prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of other loans and investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 230 full time employees at June 30, 2012 to 312 full time equivalent employees at June 30, 2013. We are subject to federal and state income taxes, and our effective tax rates were 40.92%, 40.50% and 39.78% for the fiscal years ended June 30, 2013, 2012, and 2011, respectively. Other factors that affect our results of operations include expenses relating to occupancy, data processing and other miscellaneous expenses.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2013 AND JUNE 30, 2012

Net Interest Income. Net interest income totaled $101.6 million for the fiscal year ended June 30, 2013 compared to $79.2 million for the fiscal year ended June 30, 2012. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume):

	Fiscal Year Ended June 30, 2013 vs 2012
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$30,605	$(4,823)	$(1,587)	$24,195
Federal funds sold	4	12	4	20
Interest-earning deposits in other financial institutions	—	1	47	48
Mortgage-backed and other investment securities	(2,255)	(2,784)	274	(4,765)
Stock of the FHLB, at cost	22	297	105	424
Total increase (decrease) in interest income	$28,376	$(7,297)	$(1,157)	$19,922
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$2,801	$(505)	$(285)	$2,011
Time deposits	1,264	(4,918)	(378)	(4,032)
Securities sold under agreements to repurchase	(510)	38	(12)	(484)
Advances from the FHLB	1,825	(1,402)	(439)	(16)
Other borrowings	—	2	—	2
Total increase (decrease) in interest expense	$5,380	$(6,785)	$(1,114)	$(2,519)
Interest Income. Interest income for the fiscal year ended June 30, 2013 totaled $135.7 million, an increase of $19.9 million, or 17.2%, compared to $115.7 million in interest income for the fiscal year ended June 30, 2012 primarily due to growth of interest-earning assets. Average interest-earning assets for the fiscal year ended June 30, 2013 increased by $541.1 million compared to the fiscal year ended June 30, 2012 due to the origination of loans which increased $743.1 million during the year ended June 30, 2013 compared to 2012. For the fiscal year ended June 30, 2013, the growth in average balances contributed additional interest income of $28.4 million, which was offset by the decrease in average rate which resulted in a net $7.3 million decrease in interest income. The average yield earned on our interest-earning assets decreased to 5.05% for the fiscal year ended June 30, 2013, down from 5.40% for the same period in 2012. During fiscal 2013, our new portfolio loans were added at market rates, which were below the average of our portfolio.
Interest Expense. Interest expense totaled $34.0 million for the fiscal year ended June 30, 2013, a decrease of $2.5 million, compared to $36.5 million in interest expense during the fiscal year ended June 30, 2012. Average interest-bearing liabilities for the fiscal year ended June 30, 2013 increased $474.8 million compared to the same period in 2012, due to increased demand and savings accounts and advances from the FHLB. The average interest-bearing balances of advances from the FHLB increased

$102.5 million. The average rate paid on all of our interest-bearing liabilities decreased to 1.39% for the fiscal year ended June 30, 2013 from 1.85% for the fiscal year ended June 30, 2012. The maturity of higher-rate term deposits and the addition of new lower rate time deposits caused the average term deposit rates to decrease to 1.55% in fiscal 2013 from 2.04% in fiscal 2012. These rate changes in fiscal 2013 were accompanied by declines in market interest rates which also caused our borrowing rates to decrease by 38 basis points between fiscal 2013 and 2012. During fiscal 2013, we continued to benefit from the low U.S. Treasury interest rates, which reduced our interest rates on deposits and borrowings.
Provision for Loan Losses. Provision for loan losses was $7.6 million for the fiscal year ended June 30, 2013 and $8.1 million for fiscal 2012. The provisions are made to maintain our allowance for loan losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.
See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in Thousands)	2013	2012
Realized gain on securities:
Sale of mortgage-backed securities	$212	$—
Total realized gain on securities	212	—
Unrealized loss on securities:
Total impairment losses	(8,080)	(3,583)
Loss recognized in other comprehensive loss	4,579	780
Net impairment loss recognized in earnings	(3,501)	(2,803)
Fair value gain on trading securities	1,274	785
Total unrealized loss on securities	(2,227)	(2,018)
Prepayment penalty fee income	1,742	863
Gain on sale - other	1,130	—
Mortgage banking income	22,953	16,708
Banking service fees and other income	3,900	817
Total non-interest income	$27,710	$16,370
Non-interest income totaled $27.7 million for the fiscal year ended June 30, 2013 compared to non-interest income of $16.4 million for fiscal 2012. The increase was the result of higher mortgage banking income of $6.2 million, $1.1 million from other gains on sales, a $0.9 million increase in prepayment penalty fee income, and a $3.1 million increase in banking service fees and other income. The increase in mortgage banking income was due to an increase in origination volume of loans held for sale from $664.6 million to $1,085.9 million. Gain on sale - other includes gains from the sale of non-mortgage loans, which started in fiscal 2013. Banking service fees and other income includes deposit and loans fees as well as fee income from prepaid card sponsors starting in fiscal 2013.

Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2013	2012
Salaries, employee benefits and stock-based compensation	$28,874	$20,339
Professional services	3,531	2,213
Occupancy and equipment	2,086	1,133
Data processing and internet	2,773	2,251
Advertising and promotional	4,084	2,703
Depreciation and amortization	1,904	1,316
Real estate owned and repossessed vehicles	505	2,382
FDIC and regulator fees	2,125	1,527
Other general and administrative	7,705	4,094
Total non-interest expenses	$53,587	$37,958
Non-interest expense totaled $53.6 million for the fiscal year ended June 30, 2013, an increase of $15.6 million compared to fiscal 2012. Salaries, employee benefits and stock-based compensation increased $8.5 million, or 42.0%, in fiscal 2013 due to increased staffing levels to support growth in deposit and lending activities. Our staff increased to 312 from 230 or 35.7% between fiscal 2013 and 2012.
Professional services, which include accounting and legal fees, increased $1.3 million in fiscal 2013 compared to 2012. The increase in professional services was primarily due to legal fees related to loan acquisition and other contracts, contract underwriters, and business expansion costs.
Advertising and promotion expense increased $1.4 million, primarily due to increases in lead generation costs for our single family loan origination program as a result of higher mortgage refinance volume.
Data processing and internet expense increased $0.5 million, primarily due to growth in the number of customer accounts and costs for special enhancements to the Bank's core processing system.
Occupancy and equipment expense increased $1.0 million in order to support increased account volume and office space for additional employees.
Other expense categories such as FDIC and regulator fees increased by $0.6 million in fiscal 2013, due to increased deposit balances. Real estate owned, repossessed RV losses and collection expenses decreased by $1.9 million due to the management and disposition of loan collateral. Other general and administrative costs increased $3.6 million in fiscal 2013 relative to the increase in deposit and loan activity as well as the number of staff.
Income Tax Expense. Income tax expense was $27.9 million for the fiscal year ended June 30, 2013 compared to $20.1 million for fiscal 2012. Our effective tax rates were 40.92% and 40.50% for the fiscal year ended June 30, 2013 and 2012, respectively.

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

	Fiscal Year Ended June 30, 2012 vs 2011
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
Interest Income. Interest income for the fiscal year ended June 30, 2012 totaled $115.7 million, an increase of $22.8 million, or 24.5%, compared to $92.9 million in interest income for the fiscal year ended June 30, 2011 primarily due to growth of interest-earning assets. Average interest-earning assets for the fiscal year ended June 30, 2012 increased by $547.2 million compared to the fiscal year ended June 30, 2011 due to the origination of loans which increased $593.9 million during the year ended June 30, 2012 compared to 2011. For the fiscal year ended June 30, 2012, the growth in average balances contributed additional interest income of $32.5 million, which was offset by the decrease in average rate which resulted in a net $7.5 million decrease in interest income. The average yield earned on our interest-earning assets decreased to 5.40% for the fiscal year ended June 30, 2012, down from 5.82% for the same period in 2011. During fiscal 2012, our new portfolio loans were added at market rates, which were below the average of our portfolio.
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

See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in Thousands)	2012	2011
Realized gain on securities:
Sale of mortgage-backed securities	$—	$2,420
Total realized gain on securities	—	2,420
Unrealized loss on securities:
Total impairment losses	(3,583)	(5,942)
Loss recognized in other comprehensive loss	780	4,401
Net impairment loss recognized in earnings	(2,803)	(1,541)
Fair value gain (loss) on trading securities	785	651
Total unrealized loss on securities	(2,018)	(890)
Prepayment penalty fee income	863	1,073
Mortgage banking income	16,708	4,731
Banking service fees and other income	817	659
Total non-interest income	$16,370	$7,993
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
Non-interest expense totaled $38.0 million for the fiscal year ended June 30, 2012, an increase of $11.4 million compared to fiscal 2011. Salaries, employee benefits and stock-based compensation increased $5.8 million in fiscal 2012 due to increased staffing. Our staff increased to 230 employees from 173 or 32.9% between fiscal 2012 and 2011. Total compensation increased approximately 40.0% mainly as a result of the additional staffing and overall continued growth.
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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2013 AND JUNE 30, 2012

Our total assets increased $703.9 million, or 29.5%, to $3,090.8 million, as of June 30, 2013, up from $2,386.8 million at June 30, 2012. The loan portfolio increased a net $536.4 million, primarily from portfolio loan originations of $1,054.6 million less principal repayments of $541.1 million. Loans held for sale decreased $2.2 million. Investment securities decreased $14.6 million as principal repayments exceeded new security investments. Total liabilities increased by $642.3 million or 29.5%, to $2,822.5 million at June 30, 2013, up from $2,180.2 million at June 30, 2012. The increase in total liabilities resulted primarily from growth in demand, savings and time deposits of $476.9 million and growth in FHLB borrowings of $168.4 million.
Stockholders' equity increased by $61.6 million, or 29.8%, to $268.3 million at June 30, 2013, up from $206.6 million at June 30, 2012. The increase was the result of $40.3 million in net income for the fiscal year, issuance of Series C convertible preferred stock of $18.5 million, sale of common stock of $6.8 million, vesting and issuance of RSU's and exercise of stock options of $2.2 million, less $5.4 million unrealized loss in other comprehensive income and $0.8 million in dividends declared on preferred stock.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSS

Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following:

	June 30,
(Dollars in thousands)	2013	2012	2011	2010	2009
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$11,353	$10,099	$6,586	$5,841	$1,502
Home equity	37	102	157	87	9
Warehouse and other	—	—	—	—	—
Multifamily real estate secured	2,882	5,757	2,744	4,675	1,171
Commercial real estate secured	3,559	425	—	—	—
Total non-accrual loans secured by real estate	17,831	16,383	9,487	10,603	2,682
Auto and recreational vehicle secured	472	739	125	1,084	158
Factoring	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—
Other	—	—	—	16	—
Total non-performing loans	18,303	17,122	9,612	11,703	2,840
Foreclosed real estate	1,865	457	7,678	2,354	5,334
Repossessed vehicles	141	700	1,926	347	317
Total non-performing assets	$20,309	$18,279	$19,216	$14,404	$8,491
Total non-performing loans as a percentage of total loans	0.80%	0.98%	0.72%	1.48%	0.45%
Total non-performing assets as a percentage of total assets	0.66%	0.77%	0.99%	1.01%	0.65%
Our non-performing assets increased $2.0 million to $20.3 million or 0.66% of assets at June 30, 2013 compared to $18.3 million or 0.77% of assets at June 30, 2012. The increase in non-performing assets during fiscal 2013 was composed of a increase in foreclosed real estate of $1.4 million, along with an increase in non-performing loans of $1.2 million partially offset by a decrease in repossessed vehicles of $0.6 million. The decrease in non-performing assets during fiscal 2012 was composed of a decrease in foreclosed real estate and repossessed vehicles of $8.4 million partially offset by an increase in non-performing loans of $7.5 million.
Approximately 28.87% of our non-performing loans at June 30, 2013 were considered TDRs, compared to 23.09% at June 30, 2012. Borrowers making timely payments after a troubled debt restructuring are considered non-performing for at least six months. Generally, after six months of timely payments, troubled debt restructured loans are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 62.03% of the Bank’s non-performing loans are single family first mortgages already written down in aggregate to 48.01% of the original appraisal value of the underlying properties. Previously, these loans have experienced longer delays completing the foreclosure process due to the deficient servicing practices of one of our seller servicers. In May 2012, we acquired the servicing in an effort to accelerate the resolution of these loans and to reduce non-performing loan levels.
At June 30, 2013, our $11.4 million in single family non-performing loans represented 36 loans in 14 states ranging in amounts from $0.1 million to $2.2 million. At June 30, 2012, our $10.1 million in single family non-performing loans represented 36 loans in 18 states ranging in amounts from $18,000 to $743,000. The Bank has already taken impairment charge-offs of $2.0 million (included in 2013 and 2012 charge-offs) on the non-performing single family loans at June 30, 2013. At June 30, 2013, our $2.9 million in multifamily non-performing loans represents 4 loans in 4 states with impairment charge-offs taken in the amount of $0.5 million. At June 30, 2012 the $5.8 million of non-performing multifamily loans represents 7 loans in 4 states, with impairment charge-offs taken in the amount of $69,000. At June 30, 2013, our $3.6 million in commercial non-performing loans represents 2 loans in 2 states with impairment charge-offs taken in the amount of $0.9 million.
Foreclosed real estate of $1.9 million at June 30, 2013 represents 2 single family homes and 2 multifamily properties. Foreclosed real estate of $457,000 at June 30, 2012 represents one single family home, one multifamily property and one commercial property. All foreclosed real estate is shown at the lower of cost or fair value. The $472,000 in non-performing recreational vehicle ("RV") and automobile loans represents 41 RVs ranging in amounts from $1,000 to $72,000 at June 30, 2013. The $739,000 in non-performing RV/automobile loans represents 48 RVs ranging in amounts from $1,000 to $103,000 at June 30, 2012. Repossessed vehicles of $141,000 includes 8 RVs with fair values ranging in amounts from $1,000 to $32,000 at June 30, 2013, compared to $700,000 at June 30, 2012, which includes forty-one RVs with fair values ranging in amounts from $1,000 to

$161,000.
Impaired loans are generally adjusted through charge-offs against the allowance for loan loss. For the year ended June 30, 2013 and 2012, an additional allowance of $1.1 million and $1.0 million, respectively was allocated for impaired loans in the allowance for loan loss.
Declines in residential housing values and increases in unemployment experienced over the last three years have begun to stabilize, although whether such stabilization is merely temporary cannot be foreseen. We have experienced growth in our non-performing single family mortgage loans over the last three years and we believe that the write-downs taken as of June 30, 2013 on these non-performing loans and the low average LTVs on the balance of our single family mortgage real estate loans in our portfolio make our future risk of loss better than other banks with significant exposure to real estate loans. If average nationwide residential housing values decline or if nationwide unemployment increases, we are likely to experience growth in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.
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
The assessment of the adequacy of the Company’s allowance for loan losses is based upon a range of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
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
The allowance for loan loss for the RV and auto loan portfolio at June 30, 2013 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $17,182 (dollars in thousands) of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $4,739; 715 —769: $5,740; 700 — 714: $909; 660 —699: $2,924 and less than 660: $2,870.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ("LTV") at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2013, the LTV groupings for each significant mortgage class were as follows (dollars in thousands):
The Company had $1,058,296 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $715,309; 61% —70%: $278,043; 71% —80%: $56,273; and greater than 80%: $8,671.
The Company had $763,518 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $331,546; 56% —65%: $283,323; 66% —75%: $139,537; 76%—80%: $6,356 and greater than 80%: $2,756. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company.
Based on historical performance, the Company concluded that multifamily loans originated by the Bank require lower estimated loss rates than multifamily loans purchased. In fiscal years 2002 through 2004 the Company originated $137 million of primarily 30-year multifamily mortgage loans using the same basic underwriting criteria and accounting for 20%, 25% and 19% of the total average balance of the loan portfolio for fiscal 2004, 2003 and 2002, respectively. The Company intentionally slowed its multifamily and single family origination volume in 2005 through 2009 based upon the overall loosening of credit standards by competitors and the economic downturn. Since 2009, the economy has stabilized and competitive underwriting standards have strengthened allowing the Company to resume its originations. In fiscal 2011, the Company’s total volume of originated multifamily loans was equal to 27% of its average loan portfolio balance. For these reasons, the Company believes that its historical underwriting experience originating multifamily loans allows the Company to use its historical loss rate as a reasonable indicator of risk. The historic loss or quantitative component of the Company’s general loan loss allowance is supplemented with a qualitative factor including a volume-based adjustment. At June 30, 2012 and June 30, 2013, all of the qualitative components of the general loan loss allowance for multifamily loans accounted for 68% and 67% of the total multifamily allowance.
The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2013, the Company had $367.1 million of interest only loans and $7.1 million of option adjustable-rate mortgage loans. Through June 30, 2013, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
The Company had $25,441 (dollars in thousands) of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $15,815; 51% —60%: $6,586; 61%—70%: $2,087; 71%—80%: $953 and greater than 80%: $0.
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
We believe the weighted average LTV percentage at June 30, 2013 of 54.68% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and is expected to continue to result in the future, in lower average mortgage loan charge-offs when compared to the real estate loan portfolios of other comparable banks.

The following table sets forth the changes in our allowance for loan losses, by portfolio class for the dates indicated:

	Single Family Real Estate Secured:
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and Other	Multi-family Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2008	$605	$186	$—	$1,143	$205	$563	$5	$—	$3	$2,710	0.43%
Provision (benefit) for loan losses	1,172	296	—	687	(26)	2,575	19	—	7	4,730
Charge-offs	(664)	(202)	—	(150)	—	(1,663)	—	—	(7)	(2,686)
Balance at June 30, 2009	1,113	280	—	1,680	179	1,475	24	—	3	4,754	0.76%
Provision for loan losses	1,868	146	—	717	34	3,002	5	—	3	5,775
Charge-offs	(1,260)	(221)	—	(537)	—	(2,618)	—	—	—	(4,636)
Balance at June 30, 2010	1,721	205	—	1,860	213	1,859	29	—	6	5,893	0.75%
Provision (benefit) for loan losses	1,688	40	7	1,179	(46)	2,897	3	10	22	5,800
Charge-offs	(1,132)	(87)	—	(713)	—	(2,315)	—	—	(27)	(4,274)
Balance at June 30, 2011	2,277	158	7	2,326	167	2,441	32	10	1	7,419	0.56%
Provision for loan losses	3,775	409	101	1,871	325	1,432	54	92	4	8,063
Charge-offs	(2,028)	(375)	—	(1,469)	(94)	(1,714)	—	—	(2)	(5,682)
Transfers to held for sale	(43)	—	—	(170)	—	—	—	—	—	(213)
Recoveries	49	—	—	—	—	—	—	—	—	49
Balance at June 30, 2012	4,030	192	108	2,558	398	2,159	86	102	3	9,636	0.55%
Provision for loan losses	1,469	229	1,142	858	1,958	131	115	1,521	127	7,550
Charge-offs	(730)	(257)	—	(420)	(1,496)	(867)	—	—	(137)	(3,907)
Transfers to held for sale	—	—	—	—	—	—	—	—	—	—
Recoveries	43	19	—	190	518	113	—	—	20	903
Balance at June 30, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182	0.62%

At June 30, 2013, the entire allowance for loan loss for each portfolio class was calculated as a contingent impairment (ASC 450, Contingencies for Gain and Loss). When specific loan impairment analysis is performed under ASC 310-10, the impairment is either recorded as a charge-off to the loan loss allowance or, if such loan is a TDR, the impairment is recorded as a specific loan loss allowance.

The following table sets forth our allowance for loan losses by portfolio class:

	At June 30,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
Single family real estate secured:
Mortgage	$4,812	46.5%	$4,030	46.5%	$2,277	38.7%	$1,721	32.9%	$1,113	26.3%
Home equity	183	1.0%	192	1.7%	158	2.7%	205	2.9%	280	5.1%
Warehouse & Other	1,250	8.9%	108	3.5%	7	0.2%	—	—%	—	—%
Multifamily real estate secured	3,186	33.4%	2,558	39.5%	2,326	48.4%	1,860	46.9%	1,680	52.0%
Commercial real estate secured	1,378	1.3%	398	2.0%	167	2.8%	213	4.3%	179	4.8%
Auto & RV secured	1,536	0.8%	2,159	1.4%	2,441	2.4%	1,859	5.0%	1,475	8.0%
Factoring	201	4.7%	86	2.8%	32	2.0%	29	3.4%	24	3.8%
Commercial & Industrial	1,623	3.4%	102	2.6%	10	2.8%	—	4.6%	—	—%
Other	13	—%	3	—%	1	—%	6	—%	3	—%
Total	$14,182	100.0%	$9,636	100.0%	$7,419	100.0%	$5,893	100.0%	$4,754	100.0%
Our Bank’s allowance for loan loss increased $4.5 million or 47.2% from June 30, 2012 to June 30, 2013. As a percent of the outstanding loan balance our Bank’s loan loss allowance was 0.62% at June 30, 2013 and 0.55% at June 30, 2012. Provisions for loan loss were $7.6 million for fiscal 2013 and $8.1 million for fiscal 2012. The Bank’s loan loss provisions for fiscal 2013 compared to 2012 decreased by $0.5 million as a result of lower charge-offs partially offset by loan portfolio growth.
Charge-offs, net of recoveries, for fiscal 2013 decreased $1.4 million and $1.2 million for single family and multifamily secured loans, respectively. Charge-offs for the RV portfolio decreased $1.0 million for fiscal 2013. For fiscal 2012 charge-offs attributed to the RV portfolio decreased $0.6 million, while charge-offs for the single family portfolio increased $1.1 million. The Bank stopped making RV loans in January 2009 and the balance of outstanding RV loans declined $5.8 million, or 23.8% during this fiscal year. As a result of the management and disposition of collateral, the Auto and RV loan loss allowance as a percent of our outstanding loan balance decreased from 8.88% at June 30, 2012 to 8.29% at June 30, 2013.
Between June 30, 2012 and 2013, the Bank’s total allowance for loan loss as a percent of the loan portfolio increased 7 basis points due to a change of the portfolio mix, primarily due to the increase in the Commercial & Industrial loan portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have two credit agreements. BofI Federal Bank can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2013, we had a total borrowing availability of approximately $1,216.1 million, of which $590.4 million was outstanding with $625.7 million available immediately, which reflects a fully collateralized position. The Bank can also borrow from the discount window at the FRB. FRB borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2013, we had a total borrowing capacity of approximately $28.2 million, all of which was available for use. At June 30, 2013, we also had $20.0 million in unsecured fed funds purchase lines with two major banks under which there were no borrowings outstanding.
In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.
On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 2.67% at June 30, 2013, with interest paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.
In November 2009, we filed a shelf registration with the SEC which allows us to raise capital up to $125.0 million through the sale of debt securities, common or preferred stock and warrants. For example, in April 2010, we issued 1.2 million shares of common stock under the shelf registration for net proceeds of $15.1 million.
In March 2012, we filed a shelf registration with the SEC which allows us to raise capital up to $250.0 million through the sale of debt securities, common stock, preferred stock and warrants.

AT-THE-MARKET OFFERING

On March 11, 2013, we entered into an At-the-Market ("ATM") Equity Distribution Agreement with each of Raymond James & Associates, Inc., JMP Securities LLC, Liquidnet, Inc., and Sandler O'Neill + Partners L.P. (the “Distribution Agents”) pursuant to which we may issue and sell through the Distribution Agents from time to time shares of our common stock in at the market offerings with an aggregate offering price of up to $50,000,000 (the “ATM Offering”). The sales of shares of our common stock under the Equity Distribution Agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NASADAQ Global Select Market (the principal existing trading market for our common stock), or sales made through a market maker or any other trading market for our common stock, or (with our prior consent) in privately negotiated transactions at negotiated prices.

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

We commenced sales of common stock through the ATM Offering in March 2013. The details of the shares of common stock sold through the ATM Offering during the three months ended March 31, 2013 are as follows:

Distribution Agent	Month	Per Share Price and Number of Shares Sold		Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates	March 2013	$35.25	200,000	$6,873,750	$176,250

As of March 31, 2013, the total gross sales we completed and the remaining sales we have available under the ATM Offering were $7,050,000 and $42,950,000, respectively.
Off-Balance Sheet Commitments. At June 30, 2013, we had commitments to originate loans with an aggregate outstanding principal balance of $246.0 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $106.3 million, and no commitments to purchase loans, investment securities or any other unused lines of credit.
Contractual Obligations. The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of June 30, 2013 totaled $590.5 million. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt, time deposits, and operating leases by payment date:

	At June 30, 2013
	Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1,2]	$736,458	$505,025	$65,206	$91,227	$75,000
Time deposits[2]	1,070,251	590,485	208,766	84,342	186,658
Operating lease obligations[3]	14,642	1,784	3,976	4,256	4,626
Total	$1,821,351	$1,097,294	$277,948	$179,825	$266,284
1 Long-term debt includes advances from the FHLB and borrowings under repurchase agreements.
2 Amounts include principal and interest due to recipient.
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
Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. Our federal regulators require our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2013, our bank met all the capital adequacy requirements to which it was subject.
At June 30, 2013, our bank was “well-capitalized” under the regulatory framework for prompt corrective action. To be well-capitalized, our bank must maintain minimum leverage, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. No conditions or events have occurred between that date and the date of this annual report on form 10-K that management believes would change the Bank’s capital levels. To maintain its status as a well-capitalized financial institution under applicable regulations and to support additional growth, we will need to raise additional capital to support our bank’s further growth and to maintain its well-capitalized status.
BofI Federal Bank's capital amounts, ratios and requirements were as follows:

At June 30, 2013
	Actual		For Capital Adequacy Purposes		To be “well-capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital:
Amount and ratio to adjusted tangible assets	$268,103	8.63%	$124,277	4.00%	$155,346	5.00%
Tier 1 capital:
Amount and ratio to risk-weighted assets	$268,103	14.52%	N/A	N/A	$110,813	6.00%
Total capital:
Amount and ratio to risk-weighted assets	$282,285	15.28%	$147,751	8.00%	$184,689	10.00%
Tangible capital:
Amount and ratio to tangible assets	$268,103	8.63%	$46,604	1.50%	N/A	N/A

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
Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate loans at June 30, 2013 had lifetime rate caps that were 584 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
The principal objective of our asset/liability management is to manage the sensitivity of Market Value of Equity ("MVE") to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by our board of directors. Our board of directors has delegated the responsibility to oversee the administration of these policies to the asset/liability committee (“ALCO”). The interest rate risk strategy currently deployed by ALCO is to primarily use “natural” balance sheet hedging. ALCO fine tunes the overall MVE sensitivity by recommending investment and borrowing strategies. The management team then executes the recommended strategy by increasing or decreasing the duration of the investments and borrowings, resulting in the appropriate level of market risk the board wants to maintain. Other examples of ALCO policies designed to reduce our interest rate risk include limiting the premiums paid to purchase mortgage loans or mortgage-backed securities. This policy addresses mortgage prepayment risk by capping the yield loss from an unexpected high level of mortgage loan prepayments. At least once a quarter, ALCO members report to our board of directors the status of our interest rate risk profile.
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

The following table sets forth the interest rate sensitivity of our assets and liabilities:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2013
(Dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$201,694	$—	$—	$201,694
Mortgage-backed and other investment securities[1]	277,806	13,637	176,966	468,409
Stock of the FHLB, at cost	27,750	—	—	27,750
Loans, net of allowance for loan loss[2]	435,852	1,380,758	440,308	2,256,918
Loans held for sale	76,991	—	—	76,991
Total interest-earning assets	1,020,093	1,394,395	617,274	3,031,762
Non-interest-earning assets	—	—	—	59,009
Total assets	$1,020,093	$1,394,395	$617,274	$3,090,771
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,538,382	$287,917	$184,176	$2,010,475
Securities sold under agreements to repurchase[4]	65,000	45,000	—	110,000
Advances from the FHLB	430,417	110,000	50,000	590,417
Other borrowings	5,155	—	—	5,155
Total interest-bearing liabilities	2,038,954	442,917	234,176	2,716,047
Other non-interest-bearing liabilities	—	—	—	106,462
Stockholders’ equity	—	—	—	268,262
Total liabilities and equity	$2,038,954	$442,917	$234,176	$3,090,771
Net interest rate sensitivity gap	$(1,018,861)	$951,478	$383,098	$315,715
Cumulative gap	$(1,018,861)	$(67,383)	$315,715	$315,715
Net interest rate sensitivity gap—as a % of interest-earning assets	(99.88)%	68.24%	62.06%	10.41%
Cumulative gap—as a % of cumulative interest-earning assets	(99.88)%	(2.79)%	10.41%	10.41%
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
Our net interest margin for the fiscal year ended June 30, 2013 increased to 3.79% compared to 3.70% for the year ended June 30, 2012. During the fiscal year ended June 30, 2013, interest income earned on loans and on mortgage backed securities was influenced by the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by a Fed Funds rate that was maintained at a reduced level.
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as MVE. We analyze the MVE sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment.

The following table indicates the sensitivity of MVE to the interest rate movement described above:

	At June 30, 2013
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$195,594	(39.6)%	6.74%
Up 200 basis points	$246,425	(23.9)%	8.21%
Up 100 basis points	$290,699	(10.2)%	9.39%
Base	$323,787	—%	10.20%
Down 100 basis points	$345,423	6.7%	10.68%
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
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. While the national economy and certain regions have experienced improvements since the recent financial crisis and economic recession, we continue to operate in a challenging and uncertain economic environment. The risks associated with our business become more acute in periods of a slowing economy or slow growth. A return or continuation of recessionary conditions or negative events in the housing markets, including significant and continuing home price reductions and increased delinquencies and foreclosures, will likely result in poor performance of mortgage and construction loans and asset write-downs. In addition, poor economic conditions, including continued high unemployment in the United States and the recent European sovereign debt crisis, have contributed to increased volatility in the financial and capital markets and diminished expectations for the U.S. economy. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Further declines in real estate values and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.
Additional requirements imposed by the Dodd-Frank Act could adversely affect us.
On July 21, 2010, the President signed into law the Dodd-Frank Act, which restructured the regulation of depository institutions, including the Company and the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated the Bank, was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies such as the Company are now regulated by the Federal Reserve Board. Also included in the Dodd-Frank Act is the creation of a new federal agency, the Bureau of Consumer Financial Protection, to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys General now have greater authority to bring a suit against federally chartered institutions for violations of certain state and federal consumer protection laws. In addition, Regulation Q, which prohibited the payment of interest on demand deposits, has now been eliminated, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change in the law could have an adverse impact on our interest expense. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies effective in 2015. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of the recent financial crisis, but many of the provisions remain subject to final rulemaking and/or study. Accordingly, we cannot fully assess its impact on our operations and costs until final regulations are adopted and implemented. Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.

The U.S. government's monetary policies or changes in those policies could cause changes in interests rates which could adversely affect our performance.
Generally, increases in prevailing interest rates due to changes in monetary policies adversely affect banks such as us, whose liabilities tend to re-price quicker than their assets. The monetary policies of the FRB, affected principally through open market operations and regulation of the discount rate and reserve requirements, have had major effects upon the levels of bank loans, investments and deposits, and prevailing interest rates. It is not possible to predict the nature or effect of future changes in monetary and fiscal policies. In recent years, the monetary policy of the FRB has acted to reduce market interest rates to historical lows, but in recent months prevailing interest rates have begun to increase and the financial markets are anticipating a tapering of the FRB's purchases of government bonds and mortgage-backed securities, which would likely cause interest rates to increase further. We manage the sensitivity of our assets and liabilities; however a large and relatively rapid increase in market interest rates would likely have an adverse impact on our net interest income and a decrease in our refinancing business, and could cause an increase in delinquencies and non-performing loans in our adjustable-rate loans.
The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.
Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to the European banking system, which is facing increased volatility due to the economic difficulties and declining credit worthiness of certain member nations of the European Union. We have exposure to different industries and counterparties because we execute or could execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Defaults by financial services institutions during the recent financial crisis, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of counterparty. Any such losses could materially and adversely affect our results of operations.
Risks Relating to Mortgage Loans and Mortgage-Backed Securities
Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.
Substantially all of the loans in our portfolio are secured by real estate. At June 30, 2013, approximately 58.2% of our mortgage portfolio was secured by real estate located in California. In recent years, there has been significant volatility in real estate values in California and in some cases the collateral for our real estate loans has become less valuable. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience charge-offs at a greater level than we would otherwise experience, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. Continued decline of real estate values and the decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are unseasoned and defaults on such loans would harm our business.
At June 30, 2013, our multifamily residential loans were $768.0 million or 33.4% of our mortgage loans and our commercial real estate loans were $29.0 million, or 1.3% of our mortgage loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values continue to decline and nationwide unemployment continues to increase, we are likely to experience increases in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.
Continued or increasing deterioration in the housing market may adversely affect our mortgage-backed securities portfolio.
Economic deterioration throughout 2009 and weakness in the economic recovery in 2010 was accompanied by continued stress in the housing markets, including declines in home prices. These declines in the housing market, with falling home prices and increasing foreclosures, compounded with difficulties in the economy, have, generally speaking, resulted in a significant decline in the value and marketability of mortgage-backed securities. As of June 30, 2013, our securities portfolio consisted of

$355.4 million of mortgage-backed securities, which constituted approximately 11.5% of our total assets. A protracted continuation or worsening of these difficult housing market conditions could adversely impact the ability of the issuers of the mortgage-backed securities in our securities portfolio to satisfy their respective obligations and our ability to liquidate our securities portfolio. While the national economy and certain regions have experienced improvements since the financial crisis and economic recession, the performance of our securities portfolio may decline in the near future, which could have a material adverse effect on our financial condition and results of operations.
We could recognize other-than-temporary impairment on securities held in our available-for-sale and held-to-maturity portfolios, if economic and market conditions do not improve.
Our held-to-maturity securities had gross unrecognized losses of $16.0 million at June 30, 2013. We analyze securities held in our portfolio for other-than-temporary impairment on a quarterly basis. The process for determining whether impairment is other than temporary requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may be required to recognize other-than-temporary impairment in future periods reducing future earnings.
A decrease in the mortgage buying activity of Fannie Mae and Freddie Mac or a failure by Fannie Mae and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.
During the last three fiscal years we have sold over $1,282.0 million of residential mortgage loans to the government sponsored entities Fannie Mae and Freddie Mac (each, a “GSE” and, together, the “GSEs”) or GSE aggregators and, as of June 30, 2013, approximately 26.8% of our securities portfolio consisted of RMBS issued or guaranteed by the GSEs. Each GSE is currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government is contemplating structural changes to the GSEs, including consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.
We occasionally purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not prove correct.
From time to time, we purchase real estate loans in bulk or “pools.” For the fiscal year ended June 30, 2013 we purchased $1.5 million real estate loans. In the fiscal year ended June 30, 2012 we did not purchase any real estate loan pools. In the fiscal year ended June 30, 2011 and 2010, we purchased loans totaling $124.8 million and $185.8 million, respectively, most of which are still in our loan portfolio. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, in the past, we have purchased “pools” of loans at a premium and some of the loans were prepaid before we expected. Accordingly, we earned less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.
Acquiring loans through bulk purchases may involve acquiring loans of a type or in geographic areas where management may not have substantial prior experience. We may be exposed to a greater risk of loss to the extent that bulk purchases contain such loans.

Risks Relating to the Company
If our allowance for loan losses, particularly in growing areas of lending such as C&I and specialty finance loans, is not sufficient to cover actual loan losses, our earnings, capital adequacy and overall financial condition may suffer materially.
Our loans are generally secured by multifamily and, to a lesser extent, commercial and single family real estate properties, each initially having a fair market value generally greater than the amount of the loan secured. Although our loans are typically secured, the risk of default, generally due to a borrower's inability to make scheduled payments on his or her loan, is an inherent risk of the banking business. In determining the amount of the allowance for loan losses, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers, the value of the real estate serving as collateral for the repayment of our loans and our loss history. Defaults by borrowers could result in losses that exceed our loan loss reserves. We have originated or purchased many of our loans recently, so we do not have sufficient repayment experience to be certain whether the established allowance for loan losses is adequate. We may have to establish a larger allowance for loan losses in the future if, in our judgment, it becomes necessary. Any increase in our allowance for loan losses will increase our expenses and consequently may adversely affect our profitability, capital adequacy and overall financial condition.
In addition, we have recently begun to increase our emphasis on non-residential lending, particularly in commercial and industrial (C&I) lending and specialty finance lending, and these types of loans are expected to comprise a larger portion of our originations and loan portfolio in future periods. To the extent that we fail to adequately address the risks associated with C&I and specialty finance lending, we may experience increases in levels of non-performing loans and be forced to take additional loan loss reserves, which would adversely affect our net interest income and capital levels and reduce our profitability. For further information about our C&I lending business, please refer to “Business - Asset Origination and Fee Income Businesses - Commercial Lending”.

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
We may seek additional capital but it may not be available when it is needed and limit our ability to execute our strategic plan. In addition, raising additional equity capital would dilute existing shareholders' equity interests and may cause our stock price to decline.
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
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or if it can be raised on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition, results of operations and prospects. In addition, raising equity capital will have a dilutive effect on the equity interests of our existing shareholders and may cause our stock price to decline.
Changes in interest rates could adversely affect our performance.
Our results of operations depend to a great extent on our net interest income, which is the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. We are exposed to interest rate risk, since our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates, since the two have different time periods for interest rate adjustment and can be tied to different measures of interest rates. Interest rates are sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, including the FRB. Changes in monetary policy, including changes in interest rates, influence the origination of loans, the prepayment of loans, and the volume of deposits. Loan originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. In recent years, the monetary policy of the FRB has acted to reduce market interest rates to historical lows, but in recent months prevailing interest rates have begun to increase and the financial markets are anticipating a tapering of the FRB's purchases of government bonds and mortgage-backed securities, which would likely cause interest rates to increase further. We manage the sensitivity of our assets and liabilities; however a large and relatively rapid increase in market interest rates would likely have an adverse impact on our net interest income and a decrease in our refinancing business, and could cause an increase in delinquencies and non-performing loans in our adjustable-rate loans.
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
Our inability to manage our growth or deploy assets profitability could harm our business and decrease our overall profitability, which may cause our stock price to decline.
Our assets and deposit base have grown substantially in recent years, and we anticipate that we will continue to grow over time, perhaps significantly. To manage the expected growth of our operations and personnel, we will be required to manage multiple aspects of the business simultaneously, including among other things: (i) improve existing and implement new transaction processing, operational and financial systems, procedures and controls; (ii) maintain effective credit scoring and underwriting guidelines; (iii) maintain sufficient levels of regulatory capital; and (iv) expand our employee base and train and manage this growing employee base. In addition, acquiring other banks, asset pools or deposits may involve risks such as exposure to potential asset quality issues, disruption to our normal business activities and diversion of management's time and attention due to integration and conversion efforts. If we are unable to manage growth effectively or execute integration efforts properly, we may not be able to achieve the anticipated benefits of growth and our business, financial condition and results of operations could be adversely affected.
In addition, we may not be able to sustain past levels of profitability as we grow, and our past levels of profitability should not be considered a guarantee or indicator of future success. If we are not able to maintain our levels of profitability by deploying growth in our deposits in profitable assets or investments, our net interest margin and overall level of profitability will decrease and our stock price may decline.
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
We believe the rate of our revenue growth will, at some point, generally decline as a result of a number of factors, including the inevitable decline in growth rates as our revenues increase to higher levels and the continued maturity of the internet-based banking market. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including increased expenditures for attracting new customers and retaining existing customers.
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
We are based in San Diego, California, and approximately 58.2% of our mortgage loan portfolio was secured by real estate located in California at June 30, 2013. In addition, the computer systems that operate our internet websites and some of their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers' ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those affected areas. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
In addition, as nearly all of our products and services are internet-based, the amount of data we store for our customers on our servers (including personal information) has been increasing and will continue to increase. Any systems failure or compromise of our security that results in the release of our customers' data could seriously limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we add more customers and expand the number of internet-based products and services we offer.
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
Our products and services involve the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise and, as a result, an unauthorized party may obtain access to our data or our customers' data. Additionally, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers' data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and, as a result, we could lose customers, which may have a material adverse effect on our business, financial condition and results of operations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements are filed as a part of this report beginning on page F – 1:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of our assets;

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of June 30, 2013, our internal control over financial reporting is effective based on those criteria.

BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2013, as stated in their report dated September 4, 2013.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
BofI Holding, Inc.
San Diego, CA
We have audited BofI Holding, Inc.'s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BofI Holding, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, BofI Holding, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of BofI Holding, Inc. as of June 30, 2013 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended June 30, 2013 and our report dated September 4, 2013 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
San Diego, California

September 4, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” and "Executive Compensation" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2013 (the "Proxy Statement").

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
4.1	Certificate of Designation-Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
4.2	Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 2, 2011.
4.3	Certificate of Amendment to Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.2 to the Current Report on Form 8-K filed on September 7, 2011.
4.4	Certificate of Amendment to Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.2 to the Current Report on Form 8-K filed on November 8, 2011.
4.5	Certificate of Designations-6.0% Series C Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.1 to the Current Report on Form 8-K filed on October 17, 2012.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.5*	First Amended Employment Agreement, dated April 22, 2010, between Bank of Internet USA and Andrew J. Micheletti.	Exhibit 99.1 to the Current Report on Form 8-K filed on April 28, 2010.
10.6	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.7*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.

Exhibit Number	Description	Incorporated By Reference to
10.8	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.9	Underwriting Agreement, dated December 7, 2011, between the Company and B.Riley & Co. LLC	Exhibit 1.1 to the Current Report on Form 8-K filed on December 12, 2011.
10.10	Equity Distribution Agreement dated March 11, 2013, between the Company and the Distribution Agents	Exhibit 1.1 to the Current Report on Form 8-K filed on March 11, 2013.
21.1	Subsidiaries of the Company consist of Bank of Internet USA (federal charter) and BofI Trust I (Delaware charter)	Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Filed herewith.
23.2	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

BOFI HOLDING, INC.

Date:	September 4, 2013	By:	/s/ Gregory Garrabrants
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 4th day of September 2013 in the capacities indicated:

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
Edward J. Ratinoff

BOFI HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BofI Holding, Inc.
San Diego, CA
We have audited the accompanying consolidated balance sheet of BofI Holding, Inc. as of June 30, 2013 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BofI Holding, Inc. at June 30, 2013, and the results of its operations and its cash flows for the year ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BofI Holding, Inc.'s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated September 4, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Diego, California

September 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of BofI Holding, Inc. ("the Company") as of June 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 2012. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP
Costa Mesa, California
September 11, 2012

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par and stated value)	2013	2012
ASSETS
Cash and due from banks	$196,264	$20,638
Federal funds sold	5,430	14,788
Total cash and cash equivalents	201,694	35,426
Securities:
Trading	7,111	5,838
Available for sale	185,607	164,159
Held to maturity fair value of $271,854 at June 2013 and $318,252 at June 2012	275,691	313,032
Stock of the Federal Home Loan Bank, at cost	27,750	20,680
Loans held for sale, carried at fair value	36,665	38,469
Loans held for sale, carried at lower of cost or fair value	40,326	40,712
Loans—net of allowance for loan losses of $14,182 as of June 2013 and $9,636 as of June 2012	2,256,918	1,720,563
Accrued interest receivable	9,763	7,872
Furniture, equipment and software—net	6,418	4,408
Deferred income tax	23,555	15,095
Cash surrender value of life insurance	5,445	5,266
Other real estate owned and repossessed vehicles	2,006	1,157
Other assets	11,822	14,168
TOTAL ASSETS	$3,090,771	$2,386,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$81,524	$12,439
Interest bearing	2,010,475	1,602,649
Total deposits	2,091,999	1,615,088
Securities sold under agreements to repurchase	110,000	120,000
Advances from the Federal Home Loan Bank	590,417	422,000
Subordinated debentures	5,155	5,155
Accrued interest payable	1,674	1,802
Accounts payable and accrued liabilities and other liabilities	23,264	16,180
Total liabilities	2,822,509	2,180,225
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A— $10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of June 2013 and June 2012	5,063	5,063
Series B—$1,000 stated value and liquidation preference per share; 22,000 shares authorized; 20,132 shares issued and outstanding as of June 2012	—	19,439
Common stock—$0.01 par value; 25,000,000 shares authorized; 14,638,229 shares issued and 13,733,325 shares outstanding as of June 2013; 12,321,578 shares issued and 11,512,536 shares outstanding as of June 2012	146	123
Additional paid-in capital	156,297	105,683
Accumulated other comprehensive income (loss) — net of tax	(10,800)	(5,435)
Retained earnings	127,813	88,357
Treasury stock, at cost; 904,904 shares as of June 2013 and 809,042 shares as of June 2012	(10,257)	(6,610)
Total stockholders’ equity	268,262	206,620
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,090,771	$2,386,845
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands, except earnings per share)	2013	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$113,503	$89,308	$60,508
Investments	22,151	26,425	32,427
Total interest and dividend income	135,654	115,733	92,935
INTEREST EXPENSE:
Deposits	22,868	24,889	22,276
Advances from the Federal Home Loan Bank	5,939	5,955	6,263
Other borrowings	5,219	5,701	5,883
Total interest expense	34,026	36,545	34,422
Net interest income	101,628	79,188	58,513
Provision for loan losses	7,550	8,063	5,800
Net interest income, after provision for loan losses	94,078	71,125	52,713
NON-INTEREST INCOME:
Realized gain (loss) on sale of mortgage-backed securities	212	—	2,420
Other-than-temporary loss on securities:
Total impairment losses	(8,080)	(3,583)	(5,942)
Loss recognized in other comprehensive loss	4,579	780	4,401
Net impairment loss recognized in earnings	(3,501)	(2,803)	(1,541)
Fair value gain (loss) on trading securities	1,274	785	651
Total unrealized loss on securities	(2,227)	(2,018)	(890)
Prepayment penalty fee income	1,742	863	1,073
Gain on sale - other	1,130	—	—
Mortgage banking income	22,953	16,708	4,731
Banking service fees and other income	3,900	817	659
Total non-interest income	27,710	16,370	7,993
NON-INTEREST EXPENSE:
Salaries, employee benefits and stock-based compensation	28,874	20,339	14,524
Professional services	3,531	2,213	2,108
Occupancy and equipment	2,086	1,133	834
Data processing and internet	2,773	2,251	983
Advertising and promotional	4,084	2,703	1,025
Depreciation and amortization	1,904	1,316	618
Real estate owned and repossessed vehicles	505	2,382	1,554
FDIC and regulatory fees	2,125	1,527	2,017
Other general and administrative	7,705	4,094	2,871
Total non-interest expense	53,587	37,958	26,534
INCOME BEFORE INCOME TAXES	68,201	49,537	34,172
INCOME TAXES	27,910	20,061	13,593
NET INCOME	$40,291	$29,476	$20,579
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$39,456	$28,205	$20,270
COMPREHENSIVE INCOME	$34,926	$25,012	$15,565
Basic earnings per share	$3.00	$2.45	$1.88
Diluted earnings per share	$2.89	$2.33	$1.87
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(Dollars in thousands)	2013	2012	2011
NET INCOME	$40,291	$29,476	$20,579
Change in unrealized loss on securities:
Net unrealized holding gains (losses) arising during the period	(8,943)	(7,412)	(8,326)
Income tax (expense) benefit related to items of other comprehensive income	3,578	2,948	3,312
Total other comprehensive income (loss), net of tax	(5,365)	(4,464)	(5,014)
Comprehensive income	$34,926	$25,012	$15,565
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
Balance as of June 30, 2010	515	$5,063	10,827,673	(642,698)	10,184,975	$108	$84,605	$39,882	$4,043	(3,893)	$129,808
Net income	—	—	—	—	—	—	—	20,579	—	—	20,579
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(5,014)	—	(5,014)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Stock-based compensation expense	—	—	—	—	—	—	2,153	—	—	—	2,153
Restricted stock grants	—	—	195,909	(72,933)	122,976	3	314	—	—	(1,040)	(723)
Stock option exercises and tax benefits of equity compensation	—	—	128,381	—	128,381	1	1,271	—	—	—	1,272
Balance as of June 30, 2011	515	$5,063	11,151,963	(715,631)	10,436,332	$112	$88,343	$60,152	$(971)	(4,933)	$147,766
Net income	—	—	—	—	—	—	—	29,476	—	—	29,476
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(4,464)	—	(4,464)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(1,271)	—	—	(1,271)
Issuance of convertible preferred stock	20,182	19,487	—	—	—	—	—	—	—	—	19,487
Issuance of common stock	—	—	862,500	—	862,500	9	13,335	—	—	—	13,344
Convert preferred stock to common stock	(50)	(48)	3,096	—	3,096	1	47	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,493	—	—	—	2,493
Restricted stock grants	—	—	229,497	(93,411)	136,086	1	659	—	—	(1,677)	(1,017)
Stock option exercises and tax benefits of equity compensation	—	—	74,522	—	74,522	—	806	—	—	—	806
Balance as of June 30, 2012	20,647	$24,502	12,321,578	(809,042)	11,512,536	$123	$105,683	$88,357	$(5,435)	(6,610)	$206,620
Net income	—	—	—	—	—	—	—	40,291	—	—	40,291
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(5,365)	—	(5,365)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(835)	—	—	(835)
Issuance of convertible preferred stock	1,857	18,544	—	—	—	—	—	—	—	—	18,544
Issuance of common stock	—	—	200,000	—	200,000	2	6,763	—	—	—	6,765
Convert preferred stock to common stock	(21,989)	(37,983)	1,855,411	—	1,855,411	18	37,965	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,297	—	—	—	3,297
Restricted stock grants	—	—	234,105	(95,862)	138,243	3	2,173	—	—	(3,647)	(1,471)
Stock option exercises and tax benefits of equity compensation	—	—	27,135	—	27,135	—	416	—	—	—	416
Balance as of June 30, 2013	515	$5,063	14,638,229	(904,904)	13,733,325	$146	$156,297	$127,813	$(10,800)	(10,257)	$268,262
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,291	$29,476	$20,579
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(7,687)	(11,177)	(16,663)
Net accretion of discounts on loans	(3,443)	(1,950)	(3,861)
Stock-based compensation expense	3,297	2,493	2,153
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(2,332)	(740)	(663)
Valuation of financial instruments carried at fair value	(1,273)	(785)	(651)
Net gain on sale of investment securities	(212)	—	(2,420)
Impairment charge on securities	3,501	2,803	1,541
Provision for loan losses	7,550	8,063	5,800
Deferred income taxes	(4,618)	(2,328)	(226)
Origination of loans held for sale	(1,085,941)	(664,622)	(216,868)
Unrealized (gain) loss on loans held for sale	284	(549)	(350)
Gain on sales of loans held for sale	(24,367)	(16,159)	(4,953)
Proceeds from sale of loans held for sale	1,081,954	590,066	214,261
(Gain) loss on sale of other real estate and foreclosed assets	(372)	1,878	2,116
Depreciation and amortization of furniture, equipment and software	1,904	1,316	618
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(1,891)	(1,295)	(1,537)
Other assets	3,466	(163)	1,213
Accrued interest payable	(128)	(435)	258
Accounts payable and accrued liabilities	5,767	7,837	3,768
Net cash provided by (used) in operating activities	15,750	(56,271)	4,115
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(79,533)	(78,367)	(284,034)
Proceeds from sales of available-for-sale mortgage-backed securities	2,775	—	16,523
Proceeds from repayment of securities	88,106	118,409	323,636
Purchase of stock of the Federal Home Loan Bank	(14,868)	(8,437)	(66)
Proceeds from redemption of stock of Federal Home Loan Bank	7,798	3,220	2,751
Origination of loans held for investment	(953,012)	(732,820)	(608,901)
Proceeds from sale of loans held for investment	—	83,985	—
Origination of mortgage warehouse loans, net	(101,612)	(6)	—
Proceeds from sales of other real estate owned and repossessed assets	3,151	8,401	3,484
Purchases of loans, net of discounts and premiums	(1,541)	—	(124,784)
Principal repayments on loans	541,076	278,240	163,348
Purchases of furniture, equipment and software	(3,914)	(2,571)	(3,150)
Net cash used in investing activities	(511,574)	(329,946)	(511,193)

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$476,911	$274,763	$372,145
Proceeds from the Federal Home Loan Bank advances	327,417	225,000	332,000
Repayment of the Federal Home Loan Bank advances	(159,000)	(108,000)	(210,000)
Proceeds from other borrowings and securities sold under agreements to repurchase	—	—	2,500
Repayments of other borrowings and securities sold under agreements to repurchase	(10,000)	(12,500)	—
Proceeds from exercise of common stock options	260	726	922
Proceeds from issuance of common stock	6,765	13,344	4
Proceeds from issuance of preferred stock	18,544	19,487	—
Tax benefit from exercise of common stock options and vesting of restricted stock grants	2,332	740	663
Cash dividends paid on preferred stock	(1,137)	(969)	(309)
Net cash provided by financing activities	662,092	412,591	497,925
NET CHANGE IN CASH AND CASH EQUIVALENTS	166,268	26,374	(9,153)
CASH AND CASH EQUIVALENTS—Beginning of year	35,426	9,052	18,205
CASH AND CASH EQUIVALENTS—End of year	$201,694	$35,426	$9,052
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$34,154	$36,980	$34,164
Income taxes paid	$35,830	$15,255	$13,697
Transfers to other real estate and repossessed vehicles	$4,466	$1,817	$11,746
Transfers from loans held for investment to loans held for sale	$4,654	$81,029	$6,911
Transfers from loans held for sale to loans held for investment	$40,779	$29,786	$—
Preferred stock dividends declared but not paid	$—	$302	$—
Transfer from preferred stock to common stock	$18	$—	$—
Transfer from preferred stock to additional paid-in capital	$37,965	$—	$—
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(Dollars in thousands, except earnings per share)

1. ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, BofI Federal Bank (collectively, the “Company”). All significant intercompany balances have been eliminated in consolidation. Certain reclassifications were made to previously reported amounts in the unaudited condensed consolidated financial statements and notes thereto to make them consistent with the current period presentation.

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

Business. The Bank provides consumer and business banking products through the branchless distribution channels and affinity partners. The Bank’s deposit products are demand accounts, savings accounts and time deposits marketed to consumers and businesses located in all 50 states. The Bank’s primary lending products are residential single family and multifamily mortgage loans. The Bank’s business is primarily concentrated in the state of California and is subject to the general economic conditions of that state.

Cash and cash equivalents. The Bank's cash, due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days, consist of cash and cash equivalents. Net cash flows are reported for customer deposit transactions.

Restrictions on Cash. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $40,124 and $17,379 at June 30, 2013 and 2012, respectively.

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

Concentration of Credit Risk. The Bank’s loan portfolio was collateralized by various forms of real estate with approximately 58.2% of the mortgage portfolio located in California at June 30, 2013. The Bank’s loan portfolio contains concentrations of credit in multifamily, single family, commercial, and home equity loans. The Bank believes its underwriting standards combined with its low LTV requirements substantially mitigate the risk of loss which may result from these concentrations.

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

Gains and losses on securities sales are based on a comparison of sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized or accreted using the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company’s portfolios of held-to-maturity and available-for-sale securities are reviewed quarterly for other than temporary impairment. In performing this review, management considers (1) the length of time and extent that fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) how to record an impairment by assessing whether the Company intends to sell it or is more likely than not that it will be required to sell a security in an unrealized loss position before the Company recovers the security’s amortized cost. If either of these criteria for (4) is met, the entire difference between amortized cost and fair value is recognized in earnings. Alternatively, if the criteria for (4) is not met, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

All interest accrued but not received for loans placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held for Sale. Agency loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale as of June 30, 2013 were carried at the lower of cost or fair value.

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

A general reserve is included in the allowance for loan loss and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates for the previous three fiscal years and applies the average historic rates to the outstanding loan balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors. The following portfolio segments have been identified: single family secured mortgage, home equity secured mortgage, single family warehouse and other, multi-family secured mortgage, commercial real estate and land secured mortgage, recreational vehicles and auto secured, factoring, C&I and other.

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

Specific loan charge-offs on impaired loans are recorded as a write-off and a decrease to the allowance in the period the impairment is identified. A loan is classified as a TDR when management determines that an existing borrower is in financial distress and the borrower’s loan terms are modified to provide the borrower a financial concession (e.g. lower payment) that would not otherwise be provided by another lender based upon borrower’s current financial condition. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less cost to sell. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Earnings per Share. Earnings per share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income attributable to common stock (net income after deducting dividends on preferred stock) by the sum of the weighted-average number of common shares outstanding during the year and the unvested average of restricted stock unit shares. Diluted EPS is computed by dividing the sum of net income attributable to common stock and dividends on diluted preferred stock by the sum of the weighted-average number of common shares outstanding during the year and the impact of dilutive potential common shares, such as stock options and convertible preferred stock.

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

Federal Home Loan Bank ("FHLB") stock. The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Cash Surrender Value of Life Insurance. The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other amounts due that are probable at settlement.

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

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 2. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

New Accounting Pronouncements. In April 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Updates ("ASU") No. 2011-02 (Topic 310), “A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring.” This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the ASU had no material impact on the Company’s financial position, results of operations or cash flows.

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
In February 2013, the FASB issued ASU No. 2013-02, "Clarifying Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The provisions of ASU 2013-02 updates disclosure requirements to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company's financial condition, cash flows, or results of operations.

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

The Company considers relevant and observable market prices in its valuations where possible. The frequency of transactions, the size of the bid-ask spread and the nature of the participants are some of the factors the Company uses to help determine whether a market is active and orderly or inactive and not orderly. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and are given little, if any, weight in measuring fair value.

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

Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and over-collateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At June 30, 2013, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 28.9% of all banks in the collateral pools, compared to 14.1% of the banks actually in default as of June 30, 2013. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the over-collateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At June 30, 2013, the Company used a weighted average discount margin of 450 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic factors, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at June 30, 2013 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $761. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $893.

Securities—available-for-sale and held-to-maturity. Available-for-sale securities are recorded at fair value and consist of residential mortgage-backed securities ("RMBS") issued by U.S. agencies, RMBS issued by non-agencies, municipal securities as well as other debt securities. Held-to-maturity securities are recorded at amortized cost and consist of RMBS issued by U.S. agencies, RMBS issued by non-agencies, as well as municipal securities. Fair value for U.S. agency securities and municipal securities are generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available-for-sale or held-to-maturity.

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price appreciation ("HPA") index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The most updated unemployment rate reported in May 2013 was 7.6%. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects that severities will continue to improve.

To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at June 30, 2013 are from 0.3% up to 22.7% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at June 30, 2013 are from 1.6% up to 96.2% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows, which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2013, the Company computed its discount rates as a spread between 244 and 786 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.

The Bank's estimate of fair value for non-agency securities using Level 3 pricing is highly subjective and is based on the Bank's estimate of voluntary prepayments, default rates, severities and discount margins, which are forecasted monthly over the remaining life of each security.  Changes in one or more of these assumptions can cause a significant change in the estimated fair value.  For further details see the table later in this note that summarizes quantitative information about level 3 fair value measurements.

Loans Held for Sale. The fair value of mortgage loans held for sale is determined by pricing for comparable assets or by outstanding commitments from third party investors, resulting in a Level 2 classification.

Impaired Loans. The fair value of impaired loans with specific write-offs or allocations of the allowance are generally based on recent real estate appraisals or other third-party valuations and analysis of cash flows. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. Adjustments are routinely used in the process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value. The Company holds impaired loans that are measured at fair value on a non-recurring basis, where the fair value of the collateral is based on an appraised value, or similar valuation measure, or when such values or measures are not available.

Other Real Estate Owned. Non-recurring adjustments to certain commercial and residential real estate properties classified as other real estate owned ("OREO") are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,111	$7,111
Securities—Available-for-Sale:
Agency Debt	—	25,063	—	25,063
Agency RMBS	—	69,882	—	69,882
Non-Agency RMBS	—	—	49,284	49,284
Municipal	—	11,103	—	11,103
Other Debt Securities	—	30,275	—	30,275
Total—Securities—Available-for-Sale	$—	$136,323	$49,284	$185,607
Loans Held for Sale	$—	$36,665	$—	$36,665
Other assets—Derivative instruments	$—	$—	$2,355	$2,355
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$133	$133

	June 30, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$5,838	$5,838
Securities—Available-for-Sale:
Agency Debt	—	10,037	—	10,037
Agency RMBS	—	58,044	—	58,044
Non-Agency RMBS	—	—	83,127	83,127
Municipal	—	5,500	—	5,500
Other Debt Securities	—	7,451	—	7,451
Total—Securities—Available-for-Sale	$—	$81,032	$83,127	$164,159
Loans Held for Sale	$—	$38,469	$—	$38,469
Other assets—Derivative Instruments	$—	$—	$2,368	$2,368
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$783	$783

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended June 30, 2013
(Dollars in thousands)	Available for Sale Securities: Non-Agency RMBS	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Other Debt Instruments	Total
Assets:
Opening Balance	$83,127	$5,838	$1,585	$—	$90,550
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	420	—	—	—	420
Included in earnings—Fair value gain on trading securities	—	1,273	—	—	1,273
Included in earnings—Mortgage banking	—	—	637	—	637
Included in other comprehensive income	(3,360)	—	—	—	(3,360)
Purchases, issues, sales and settlements:					—
Purchases	—	—	—	—	—
Issues	—	—	—	—	—
Sales	(2,775)	—	—	—	(2,775)
Settlements	(27,864)	—	—	—	(27,864)
Other-than-temporary impairment	(264)	—	—	—	(264)
Closing balance	$49,284	$7,111	$2,222	$—	$58,617
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$420	$1,273	$637	$—	$2,330

	Year Ended June 30, 2012
(Dollars in thousands)	Available for Sale Securities: Non-Agency RMBS	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Other Debt Instruments	Total
Assets:
Opening Balance	$83,752	$5,053	$418	$—	$89,223
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	785	—	—	785
Included in earnings—Mortgage banking	—	—	1,167	—	1,167
Included in other comprehensive income	(1,835)	—	—	—	(1,835)
Purchases, issues, sales and settlements:					—
Purchases	19,999	—	—	—	19,999
Issues	—	—	—	—	—
Sales	(18,660)	—	—	—	(18,660)
Settlements	—	—	—	—	—
Other-than-temporary impairment	(129)	—	—	—	(129)
Closing balance	$83,127	$5,838	$1,585	$—	$90,550
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$785	$1,167	$—	$1,952

The table below summarizes the quantitative information about Level 3 fair value measurements at the periods indicated:

	June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities - Trading	$7,111	Discounted Cash Flow	Total projected defaults, Discount Rate over Treasury	26.3 to 31.1% (28.5%) 4.50 to 4.50% (4.50%)
Securities - Non-agency MBS	$49,284	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 55.4% (15.6%) 0.3 to 22.7% (10.3%) 1.6 to 96.2% (59.9%) 2.44 to 7.86% (5.60%)
Derivative Instruments	$2,222	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

	June 30, 2012
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities - Trading	$5,838	Discounted Cash Flow	Total projected defaults, Discount Rate over Treasury	28.5 to 40.4% (34.5%) 4.50 to 4.50% (4.50%)
Securities - Non-agency MBS	$83,127	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 34.5% (17.4%) 1.5 to 31.6% (14.1%) 1.6 to 82.2% (56.8%) 2.22 - 7.56% (4.58%)
Derivative Instruments	$1,585	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

The significant unobservable inputs used in the fair value measurement of the Company's residential mortgage-backed securities are prepayment rates, probability of default, and loss severity in the event of default. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement, respectively. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for Level 3 trading assets and liabilities that are still held at the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2013	2012	2011
Interest income on investments	$253	$125	$121
Fair value adjustment	1,274	785	651
Total	$1,527	$910	$772

The table below summarizes the fair value of assets measured for impairment on a non-recurring basis:

	June 30, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$12,372	$12,372
Home equity	—	—	57	57
Multifamily real estate secured	—	—	4,505	4,505
Commercial real estate secured	—	—	3,559	3,559
Auto and RV secured	—	—	1,348	1,348
Total	$—	$—	$21,841	$21,841
Other real estate owned and foreclosed assets:
Single family real estate secured:
Mortgage	$—	$—	$567	$567
Multifamily real estate secured	—	—	1,298	1,298
Auto and RV secured	—	—	141	141
Total	$—	$—	$2,006	$2,006
HTM Securities-Non Agency MBS	$—	$—	$97,193	$97,193

	June 30, 2012
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$11,743	$11,743
Home equity	—	—	—	—
Multifamily real estate secured	—	—	6,033	6,033
Commercial real estate secured	—	—	425	425
Auto and RV secured	—	—	2,077	2,077
Total	$—	$—	$20,278	$20,278
Other real estate owned and foreclosed assets:
Single family real estate secured:	$—	$—	$146	$146
Multifamily real estate secured	—	—	87	87
Commercial real estate secured	—	—	224	224
Auto and RV secured	—	—	700	700
Total	$—	$—	$1,157	$1,157
HTM Securities-Non Agency MBS	$—	$—	$113,069	$113,069

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans had a carrying amount of $22,906 after a write-off of $2,088 at June 30, 2013, resulting in an additional provision for loan losses of $7,550 during the fiscal year ended June 30, 2013. At June 30, 2012, such impaired loans had a carrying amount of $20,402 after a write-off of $1,854, resulting in an additional provision for loan losses of $8,063 during the fiscal year ended June 30, 2012.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $2,006 after a valuation allowance of $152 at June 30, 2013 and no expense for 2013. At June 30, 2012, the carrying amount was $1,157 after a valuation allowance of $168 and an expense of $12.

Held-to-maturity securities measured for impairment on a non-recurring basis has a carrying amount of $100,673 at June 30, 2013, after charges to income of $3,237 and charges to other comprehensive income of $4,282 during the fiscal year ended June 30, 2013. At June 30, 2012 held-to-maturity securities measured for impairment on a non-recurring basis have a carrying amount of $113,850 after charges to income of $2,674 and charges to other comprehensive income of $5,247 during the fiscal year ended June 30, 2012. These held-to-maturity securities are valued using Level 3 inputs.

The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of June 30, 2013 and June 30, 2012.
The aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	June 30, 2013	June 30, 2012
Aggregate fair value	$36,665	$38,469
Contractual balance	36,070	37,567
Gain	$595	$902

The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	At June 30,
(Dollars in thousands)	2013	2012
Interest income	$1,314	$1,261
Change in fair value	353	1,719
Total change in fair value	$1,667	$2,980

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans:
Single family real estate secured:
Mortgage	$12,372	Sales comparison approach	Adjustment for differences between the comparable sales	-94.4 to 39.8% (-19.1%)
Home equity	$57	Sales comparison approach	Adjustment for differences between the comparable sales	-17.5 to 89.6% (22.6%)
Multifamily real estate secured	$4,505	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-79.1 to 35.9% (-21.5%)
Commercial real estate secured	$3,559	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-33.7 to 60.0% (5.8%)
Auto and RV secured	$1,348	Sales comparison approach	Adjustment for differences between the comparable sales	-5.1 to 46.8% (9.68%)
Other real estate owned and foreclosed assets:
Single family real estate secured:
Mortgage	$567	Sales comparison approach	Adjustment for differences between the comparable sales	-50.6 to 22.6% (-18.7%)
Multifamily real estate secured	$1,298	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-59.2 to 38.6% (-10.6%)
Auto and RV secured	$141	Sales comparison approach	Adjustment for differences between the comparable sales	-57.5 to 19.9% (-3.4%)
HTM Securities - Non-Agency MBS	$97,193	Discounted cash flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	6.1 to 55.4% (16.6%) 1.5 to 22.5% (12.2%) 3.5 to 74.5% (60.3%) 3.0 to 7.9% (6.8%)

	June 30, 2012
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans:
Single family real estate secured:
Mortgage	$11,743	Sales comparison approach	Adjustment for differences between the comparable sales	-48.9 to 31.0% (3.2%)
Multifamily real estate secured	$6,033	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-57.5 to 73.3% (0.2%)
Commercial real estate secured	$425	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-7.4 to 5.2% (-1.1%)
Auto and RV secured	$2,077	Sales comparison approach	Adjustment for differences between the comparable sales	-62.1 to 67.4% (11.5%)
Other real estate owned and foreclosed assets:
Single family real estate secured:	$146	Sales comparison approach	Adjustment for differences between the comparable sales	-12.0 to 7.1% (-2.4%)
Multifamily real estate secured	$87	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	34.8 to 72.7% (53.8%)
Commercial real estate secured	$224	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-34.8 to 55.4% (-10.3%)
Auto and RV secured	$700	Sales comparison approach	Adjustment for differences between the comparable sales	-26.5 to 45.3% (8.3%)
HTM Securities - Non-Agency MBS	$113,069	Discounted cash flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 32.7% (18.7%) 1.5 to 28.4% (16.4%) 3.5 to 70.5% (59.4%) 2.5 to 7.6% (5.4%)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2013
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$201,694	$201,694	$—	$—	$201,694
Securities trading	7,111	—	—	7,111	7,111
Securities available-for-sale	185,607	—	136,323	49,284	185,607
Securities held-to-maturity	275,691	—	97,340	174,514	271,854
Loans held for sale, at fair value	36,665	—	36,665	—	36,665
Loans held for sale, at lower of cost or fair value	40,326	—	—	40,424	40,424
Loans held for investment—net	2,256,918	—	—	2,316,802	2,316,802
Accrued interest receivable	9,763	—	—	9,763	9,763
Financial liabilities:
Time deposits and savings	2,091,999	—	2,109,725	—	2,109,725
Securities sold under agreements to repurchase	110,000	—	117,215	—	117,215
Advances from the Federal Home Loan Bank	590,417	—	595,651	—	595,651
Subordinated debentures and other borrowings	5,155	—	5,317	—	5,317
Accrued interest payable	1,674	—	1,674	—	1,674

	June 30, 2012
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$35,426	$35,426	$—	$—	$35,426
Securities trading	5,838	—	—	5,838	5,838
Securities available-for-sale	164,159	—	81,032	83,127	164,159
Securities held-to-maturity	313,032	—	109,622	208,630	318,252
Loans held for sale, at fair value	38,469	—	38,469	—	38,469
Loans held for sale, at lower of cost or fair value	40,712	—	—	42,215	42,215
Loans held for investment—net	1,720,563	—	—	1,816,195	1,816,195
Accrued interest receivable	7,872	—	—	7,872	7,872
Financial liabilities:
Time deposits and savings	1,615,088		1,638,346	—	1,638,346
Securities sold under agreements to repurchase	120,000	—	131,132	—	131,132
Advances from the Federal Home Loan Bank	422,000	—	433,434	—	433,434
Subordinated debentures and other borrowings	5,155	—	5,162	—	5,162
Accrued interest payable	1,802	—	1,802	—	1,802

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  A discussion of the methods of valuing trading securities, available-for-sale securities and loans held for sale can be found earlier in this footnote.  The carrying amount of FHLB Stock approximates the estimated fair value of this investment. The fair value of off-balance sheet items is not considered material.

3. SECURITIES

The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity for the following periods were:

	June 30, 2013
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S agencies[1]	$—	$70,517	$1,143	$(1,778)	$69,882	$54,825	$2,386	$—	$57,211
Non-agency[2]	—	45,271	4,221	(208)	49,284	184,742	5,758	(15,986)	174,514
Total mortgage-backed securities	—	115,788	5,364	(1,986)	119,166	239,567	8,144	(15,986)	231,725
Other debt securities:
U.S. agencies[1]	—	25,049	14	—	25,063	—	—	—	—
Municipal	—	11,062	41	—	11,103	36,124	4,005	—	40,129
Non-agency	7,111	29,646	630	(1)	30,275	—	—	—	—
Total other debt securities	7,111	65,757	685	(1)	66,441	36,124	4,005	—	40,129
Total debt securities	$7,111	$181,545	$6,049	$(1,987)	$185,607	$275,691	$12,149	$(15,986)	$271,854

	June 30, 2012
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$56,456	$1,852	$(264)	$58,044	$67,037	$3,576	$—	$70,613
Non-agency[2]	—	75,755	7,671	(299)	83,127	209,804	12,469	(13,643)	208,630
Total mortgage-backed securities	—	132,211	9,523	(563)	141,171	276,841	16,045	(13,643)	279,243
Other debt securities:
U.S. agencies[1]	—	10,033	4	—	10,037	—	—	—	—
Municipal	—	5,749	—	(249)	5,500	36,191	2,818	—	39,009
Non-agency	5,838	7,444	7	—	7,451	—	—	—	—
Total other debt securities	5,838	23,226	11	(249)	22,988	36,191	2,818	—	39,009
Total debt securities	$5,838	$155,437	$9,534	$(812)	$164,159	$313,032	$18,863	$(13,643)	$318,252
1 U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
2 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $49,284 at June 30, 2013 consists of twenty-five different issues of super senior securities with a fair value of $33,531; one senior structured whole loan security with a fair value of $15,648 and three mezzanine z-tranche securities, negative-amortizing support tranches, with a fair value of $105 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2010 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.
The non-agency RMBS held-to-maturity portfolio with a carrying value of $184,742 at June 30, 2013 consists of eighty-two different issues of super senior securities totaling $182,114 and one senior-support security with a carrying value of $2,628. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired. The security realized an other-than temporary loss of $680 in fiscal 2013 and zero in 2012. At June 30, 2013, the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $3,044, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at June 30, 2013 and 2012 were $208,826 and $215,199 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2013
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$27,212	$(1,714)	$4,611	$(64)	$31,823	$(1,778)	$3	$—	$5	$—	$8	$—
Non-agency	6,070	(14)	2,415	(194)	8,485	(208)	49,030	(2,517)	48,009	(13,469)	97,039	(15,986)
Total RMBS securities	33,282	(1,728)	7,026	(258)	40,308	(1,986)	49,033	(2,517)	48,014	(13,469)	97,047	(15,986)
Other debt:
Non-agency	7,232	(1)	—	—	7,232	(1)	—	—	—	—	—	—
Total other debt	7,232	(1)	—	—	7,232	(1)	—	—	—	—	—	—
Total debt securities	$40,514	$(1,729)	$7,026	$(258)	$47,540	$(1,987)	$49,033	$(2,517)	$48,014	$(13,469)	$97,047	$(15,986)

	June 30, 2012
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$8,729	$(177)	$7,181	$(87)	$15,910	$(264)	$10	$—	$—	$—	$10	$—
Non-agency	2,502	(299)	—	—	2,502	(299)	56,904	(8,476)	36,374	(5,167)	93,278	(13,643)
Total RMBS securities	11,231	(476)	7,181	(87)	18,412	(563)	56,914	(8,476)	36,374	(5,167)	93,288	(13,643)
Other debt:
U.S. agencies	5,500	(249)	—	—	5,500	(249)	—	—	—	—	—	—
Total other debt	5,500	(249)	—	—	5,500	(249)	—	—	—	—	—	—
Total debt securities	$16,731	$(725)	$7,181	$(87)	$23,912	$(812)	$56,914	$(8,476)	$36,374	$(5,167)	$93,288	$(13,643)

There were twenty-four securities that were in a continuous loss position at June 30, 2013 for a period of more than 12 months. There were ten securities that were in a continuous loss position at June 30, 2012 for a period of more than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	At June 30,
(Dollars in thousands)	2013	2012
Beginning balance	$(11,835)	$(9,033)
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	(323)	(563)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(3,178)	(2,239)
Ending balance	$(15,336)	$(11,835)

At June 30, 2013, forty-one non-agency RMBS with a total carrying amount of $104,154 were determined to have cumulative credit losses of $15,336 of which $1,541 was recognized in earnings during fiscal 2011, $2,802 was recognized in earnings during fiscal 2012 and $3,501 was recognized in earnings during fiscal 2013. This year’s other-than-temporary impairment of $3,501 is related to fourteen non-agency RMBS with a total carrying amount of $45,561. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in Note 2. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by, or decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by, or decreased by the forecasted increase or decrease in the national HPA index. The largest factors influencing the Company’s modeling of the monthly default rate is unemployment and housing price appreciation. The most updated unemployment rate announced prior to the end of the period covered by this report in May 2013 was 7.6%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
During the current fiscal year June 30, 2013, we sold one available-for sale security with a carrying value of $2,355 resulting in a gain of $420.

The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	At June 30,
(Dollars in thousands)	2013	2012	2011
Proceeds	$2,775	$—	$16,523
Gross realized gains	$420	$—	$2,420
Net gain on securities	$420	$—	$2,420

The Company records unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

	At June 30,
(Dollars in thousands)	2013	2012
Available-for-sale debt securities—net unrealized gains	$4,061	$8,722
Held-to-maturity debt securities—non-credit related	(22,067)	(17,784)
Subtotal	(18,006)	(9,062)
Tax benefit	7,206	3,627
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(10,800)	$(5,435)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity were:

	June 30, 2013
	Available-for-sale		Held-to-maturity		Trading
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$2,462	$2,469	$1,666	$1,725	$—
Due one to five years	10,136	10,153	6,619	6,856	—
Due five to ten years	13,074	13,071	8,007	8,298	—
Due after ten years	44,845	44,189	38,533	40,332	—
Total RMBS—U.S. agencies[1]	70,517	69,882	54,825	57,211	—
RMBS—Non-agency:
Due within one year	11,920	12,439	27,770	27,554	—
Due one to five years	18,741	19,992	64,433	63,026	—
Due five to ten years	8,060	9,089	37,063	34,978	—
Due after ten years	6,550	7,764	55,476	48,956	—
Total RMBS—Non-agency	45,271	49,284	184,742	174,514	—
Other debt:
Due within one year	32,232	32,281	—	—	—
Due one to five years	26,347	26,893	—	—	—
Due five to ten years	1,653	1,730	—	—	—
Due after ten years	5,525	5,537	36,124	40,129	7,111
Total other debt	65,757	66,441	36,124	40,129	7,111
Total	$181,545	$185,607	$275,691	$271,854	$7,111
1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

4. LOANS & ALLOWANCE FOR LOAN LOSSES

For the Company’s single family, commercial and multifamily loans, the allowance methodology takes into consideration the risk that the original borrower information may have adversely changed in two ways. First, in calculating the quantitative factor for the Company’s general loan loss allowance, the actual loss experience is tracked and stratified by original loan-to-value ("LTV") and year of origination. As a result, the Company uses relatively higher loss rates across the LTV bands for loans originated and purchased in years 2005 through 2008 compared to the same LTV ranges for loans originated before 2005 or after 2008. Second, the Company uses a number of qualitative factors to reflect additional risk. One qualitative loss factor is real estate valuation risk which is applied to each LTV band primarily based upon the year the real estate loan was originated or purchased. Based upon price appreciation indices, multifamily property values in years 2005 through 2008 experienced significant declines. As a result, the Company applies a relatively higher qualitative loss factor rate across the LTV bands for loans originated and purchased in years 2005 through 2008 compared to the same LTV ranges for loans originated or purchased before 2005 or after 2008.

For the Company's home equity loans, the allowance methodology takes into consideration the risk that the original borrower information may have adversely changed in two ways. First, in calculating the quantitative factor for the Company's general loan loss allowance, the actual loss experience is tracked and stratified by original combined LTV ("CLTV") of the 1st and 2nd liens. As a result, the Company allocates higher loss rates in proportion to the greater the CLTV. Second, the Company uses a number of qualitative factors to reflect additional risk.  The Company does not have any individual purchased home equity loans in its portfolio and given the limited time frame under which the Company originated home equity loans, 2006-2009, no additional risk allocation  is used.

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

For the Company's factoring loans, the allowance methodology takes into consideration the credit quality of the insurance company or state securing the loan. The Company obtains credit ratings for these entities through agencies such as AM Best and allocates an allowance allocation based on these ratings. The Company will continue to monitor these loans and the allocated allowance as more historical information is obtained.

For the Company's Commercial and Industrial ("C&I") - leveraged loans, the allowance methodology takes into consideration that these loans have a limited term and incur increased underwriting and monitoring and they are supported through riskier collateral than more traditional real estate collateral backed loans. The Company incorporated a loan level grading system to base its projected loss rates, a matrix was created with a base loss rate with additional potential industry and volume risk adjustments, to calculate a loss rating for each deal. Given the lack of historical loss experience for this segment at the Company, an allowance loss range is based upon historical peer loss rates.

For the Company's RV / auto loan portfolio, the allowance methodology takes into consideration potential adverse changes to the borrower's financial condition since time of origination. The general loan loss reserves for RV / auto are stratified based upon borrower FICO scores. First, to account for potential deterioration of borrower's credit history since time of origination, due to downturn in the economy or other factors, the Company refreshes the FICO scores used to drive the allowance on a semi-annual basis. The Company believes that current borrower credit history is a better predictor of potential loss than that was used at time of origination. Second, the Company uses a number of qualitative factors to reflect additional risk.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	At June 30,
(Dollars in Thousands)	2013	2012
Single family real estate secured:
Mortgage	$1,070,668	$808,710
Home equity	22,537	29,167
Warehouse and other	204,878	61,106
Multifamily real estate secured	768,023	687,661
Commercial real estate secured	29,000	35,174
Auto and RV secured	18,530	24,324
Factoring	108,144	48,549
Commercial & Industrial	78,721	45,723
Other	419	85
Total	2,300,920	1,740,499
Allowance for loan losses	(14,182)	(9,636)
Unaccreted discounts and loan fees	(29,820)	(10,300)
Net loans	$2,256,918	$1,720,563

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	At June 30,
(Dollars in Thousands)	2013	2012	2011
Balance—beginning of period	$9,636	$7,419	$5,893
Provision for loan loss	7,550	8,063	5,800
Charged off	(3,907)	(5,682)	(4,513)
Transfers to held for sale	—	(213)	—
Recoveries	903	49	239
Balance—end of period	$14,182	$9,636	$7,419

The following table summarizes activity in the impaired loans as follows:

	At June 30,
(Dollars in Thousands)	2013	2012	2011
Non-performing loans—90+ days past due plus other non-accrual loans	$13,020	$13,168	$8,417
Troubled debt restructured loans—non-accrual	5,283	3,954	1,195
Troubled debt restructured loans—performing	3,538	3,280	7,748
Total impaired loans	$21,841	$20,402	$17,360

At June 30, 2013, the carrying value of impaired loans is net of write offs of $4,161 and there are specific reserves of $518. At June 30, 2013, $9,600 of impaired loans had no specific allowance allocations. The average carrying value of impaired loans was $23,367 and $20,236 for the fiscal years ended June 30, 2013 and 2012, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at June 30, 2013 or 2012. At June 30, 2013 and 2012, there were no loans still accruing past due 90 days or more, unless the Company received principal and interest from the servicer, even though the borrower is delinquent. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected from the sale of collateral.

The Company has allocated $511 and $609 of the allowance to customers whose loans have been restructured and were determined to be TDRs as of June 30, 2013 and 2012, respectively. The Company does not have any commitments to fund TDR loans at June 30, 2013.

At June 30, 2013 and 2012, approximately 58.20% and 55.44%, respectively, of the Company’s real estate loans are collateralized with real-property collateral located in California and therefore exposed to economic conditions within this market region.

In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There were two new related party loans in the amount of $3,702 granted during the fiscal year ended June 30, 2013, and five interest rate modifications of existing loans for $9,063. During the fiscal year 2012, the Company originated no new related party loans and executed six modifications of existing loans for $9,393. Total principal payments on related party loans were $2,524 and $240 during the years ended June 30, 2013 and 2012, respectively. At June 30, 2013 and 2012, these loans amounted to $10,412 and $9,233, respectively, and are included in loans held for investment. Interest earned on these loans was $103 and $122 during the years ended June 30, 2013 and 2012, respectively.

The Company’s loan portfolio consists of approximately 22.26% fixed interest rate loans and 77.74% adjustable interest rate loans as of June 30, 2013. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.

At June 30, 2013 and 2012, purchased loans serviced by others were $202,290 or 8.79% and $243,744 or 14.00% respectively, of the loan portfolio.

Allowance for Loan Loss. We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at June 30, 2013, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

Allowance for Credit Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, changes in the volume and mix of loans, collateral values and charge-off history.

The allowance for loan loss for the RV and auto loan portfolio at June 30, 2013 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $17,182 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $4,739; 715 —769: $5,740; 700 — 714: $909; 660 —699: $2,924 and less than 660: $2,870.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the LTV at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2013, the LTV groupings for each significant mortgage class were as follows:

The Company had $1,058,296 of single family mortgage portfolio loan balances subject to general reserves as follows:
LTV less than or equal to 60%: $715,309; 61% —70%: $278,043; 71% —80%: $56,273; and greater than 80%: $8,671.

The Company had $763,518 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $331,546; 56% —65%: $283,323; 66% —75%: $139,537; 76%—80%: $6,356 and greater than 80%: $2,756. Based on historical performance, the Company divides the LTV analysis into two classes, separating purchased loans from the loans underwritten directly by the Company since multifamily loans originated by the Bank experience lower estimated loss rates.
The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2013, the Company had $316.1 million of interest only loans and $7.5 million of option adjustable-rate mortgage loans. Through June 30, 2013, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

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

The Company had $25,441 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $15,815; 51% —60%: $6,586; 61%—70%: $2,087; 71%—80%: $953; and greater than 80%: $0.
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
The following table summarizes activity in the allowance for loan losses by segment for the periods indicated:

	June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2012	$4,030	$192	$108	$2,558	$398	$2,159	$86	$102	$3	$9,636
Provision for loan loss	1,469	229	1,142	858	1,958	131	115	1,521	127	7,550
Charge-offs	(730)	(257)	—	(420)	(1,496)	(867)	—	—	(137)	(3,907)
Recoveries	43	19	—	190	518	113	—	—	20	903
Balance at June 30, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182

	June 30, 2012
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2011	$2,277	$158	$7	$2,326	$167	$2,441	$32	$10	$1	$7,419
Provision for loan loss	3,775	409	101	1,871	325	1,432	54	92	4	8,063
Charge-offs	(2,028)	(375)	—	(1,469)	(94)	(1,714)	—	—	(2)	(5,682)
Transfers to held for sale	(43)	—	—	(170)	—	—	—	—	—	(213)
Recoveries	49	—	—	—	—	—	—	—	—	49
Balance at June 30, 2012	$4,030	$192	$108	$2,558	$398	$2,159	$86	$102	$3	$9,636

The following tables presents our loans evaluated individually for impairment by portfolio class for the periods indicated:

	June 30, 2013
(Dollars in thousands)	Unpaid Principal Balance	Charge-off	Unpaid Book Balance	Accrued Interest/Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
Purchased	$7,988	$2,183	$5,805	$(8)	$5,797	$—
Home equity
In-house originated	91	70	21	—	21	—
Multifamily real estate secured
Purchased	2,497	594	1,903	6	1,909	—
Commercial real estate secured
Purchased	2,316	888	1,428	1	1,429	—
Auto and RV secured
In-house originated	1,274	831	443	22	465	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	2,179	—	2,179	4	2,183	4
Purchased	4,388	—	4,388	3	4,391	33
Home equity
In-house originated	35	—	35	—	35	—
Multifamily real estate secured
In-house originated	851	—	851	10	861	107
Purchased	1,752	—	1,752	17	1,769	5
Commercial real estate secured
Purchased	2,131	—	2,131	1	2,132	411
Auto and RV secured
In-house originated	905	—	905	16	921	505
Total	$26,407	$4,566	$21,841	$72	$21,913	$1,065
As a % of total gross loans	1.52%	0.26%	1.25%	—%	1.26%	0.06%

	June 30, 2012
(Dollars in thousands)	Unpaid Principal Balance	Charge-off	Unpaid Book Balance	Accrued Interest/Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
Purchased	$8,837	$2,239	$6,598	$(9)	$6,589	$—
Multifamily real estate secured
Purchased	1,602	76	1,526	(16)	1,510	—
Auto and RV secured
In-house originated	1,522	848	674	24	698	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	18	—	18	—	18	1
Purchased	5,127	—	5,127	12	5,139	39
Home equity
In-house originated	124	—	124	1	125	1
Multifamily real estate secured
Purchased	4,507	—	4,507	(27)	4,480	393
Commercial real estate secured
Purchased	425	—	425	(10)	415	4
Auto and RV secured
In-house originated	1,403	—	1,403	28	1,431	605
Total	$23,565	$3,163	$20,402	$3	$20,405	$1,043
As a % of total gross loans	1.35%	0.18%	1.17%	—%	1.17%	0.06%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$37	$—	$—	$112	$411	$505	$—	$—	$—	$1,065
Collectively evaluated for impairment	4,775	183	1,250	3,074	967	1,031	201	1,623	13	13,117
Total ending allowance balance	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Loans:
Loans individually evaluated for impairment [1]	$12,372	$57	$—	$4,505	$3,559	$1,348	$—	$—	$—	$21,841
Loans collectively evaluated for impairment	1,058,296	22,480	204,878	763,518	25,441	17,182	108,144	78,721	419	2,279,079
Principal loan balance	1,070,668	22,537	204,878	768,023	29,000	18,530	108,144	78,721	419	2,300,920
Unaccreted discounts and loan fees	1,796	(6)	(901)	784	(74)	332	(31,488)	(263)	—	(29,820)
Accrued interest receivable	3,649	92	216	2,992	88	91	61	833	1	8,023
Total recorded investment in loans	$1,076,113	$22,623	$204,193	$771,799	$29,014	$18,953	$76,717	$79,291	$420	$2,279,123
1 Loans evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2012
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$40	$1	$—	$393	$4	$605	$—	$—	$—	$1,043
Collectively evaluated for impairment	3,990	191	108	2,165	394	1,554	86	102	3	8,593
Total ending allowance balance	$4,030	$192	$108	$2,558	$398	$2,159	$86	$102	$3	$9,636
Loans:
Loans individually evaluated for impairment [1]	$11,743	$124	$—	$6,033	$425	$2,077	$—	$—	$—	$20,402
Loans collectively evaluated for impairment	796,967	29,043	61,106	681,628	34,749	22,247	48,549	45,723	85	1,720,097
Principal loan balance	808,710	29,167	61,106	687,661	35,174	24,324	48,549	45,723	85	1,740,499
Unaccreted discounts and loan fees	(112)	40	(113)	(482)	(79)	494	(9,138)	(910)	—	(10,300)
Accrued interest receivable	2,594	147	173	2,596	139	108	23	413	—	6,193
Total recorded investment in loans	$811,192	$29,354	$61,166	$689,775	$35,234	$24,926	$39,434	$45,226	$85	$1,736,392
1 Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosure. Non-performing loans consisted of the following for the periods indicated:

	At June 30,
(Dollars in thousands)	2013	2012
Nonaccrual loans:
Single Family Real Estate Secured:
Mortgage
In-house originated	$2,179	$18
Purchased	9,174	10,081
Home Equity
In-house originated	37	102
Multifamily Real Estate Secured
In-house originated	851	—
Purchased	2,031	5,757
Commercial Real Estate Secured
In-house originated	—	—
Purchased	3,559	425
Total nonaccrual loans secured by real estate	17,831	16,383
Auto and RV Secured	472	739
Total nonperforming loans	$18,303	$17,122
Nonperforming loans to total loans	0.80%	0.98%

The decrease in non-performing loans as a percent of total loans is the result of growth in the loan portfolio and improved economic factors. Approximately 28.87% of our non-performing loans at June 30, 2013 were considered TDRs, compared to 23.09% at June 30, 2012. Borrowers which make timely payments after TDRs are considered non-performing for at least six months.

Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 62.03% of the Bank’s non-performing loans are single family first mortgages already written down to 48.01% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.

The following tables provides the outstanding unpaid balance of loans that are performing and non-performing by portfolio class for the periods indicated:

	June 30, 2013
	Single Family
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,059,315	$22,500	$204,878	$765,141	$25,441	$18,058	$108,144	$78,721	$419	$2,282,617
Non-performing	11,353	37	—	2,882	3,559	472	—	—	—	18,303
Total	$1,070,668	$22,537	$204,878	$768,023	$29,000	$18,530	$108,144	$78,721	$419	$2,300,920

	June 30, 2012
	Single Family
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$798,611	$29,065	$61,106	$681,904	$34,749	$23,585	$48,549	$45,723	$85	$1,723,377
Non-performing	10,099	102	—	5,757	425	739	—	—	—	17,122
Total	$808,710	$29,167	$61,106	$687,661	$35,174	$24,324	$48,549	$45,723	$85	$1,740,499

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	June 30, 2013
	Single Family Real Estate Secured: Mortgage				Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase		Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$925,974	$133,341	—	$1,059,315	$559,163	$205,978	$765,141	$6,627	$18,814	$25,441
Non-performing	2,179	9,174		11,353	851	2,031	2,882	—	3,559	3,559
Total	$928,153	$142,515		$1,070,668	$560,014	$208,009	$768,023	$6,627	$22,373	$29,000

	June 30, 2012
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$632,580	$166,031	$798,611	$433,858	$248,046	$681,904	$7,547	$27,202	$34,749
Non-performing	18	10,081	10,099	—	5,757	5,757	—	425	425
Total	$632,598	$176,112	$808,710	$433,858	$253,803	$687,661	$7,547	$27,627	$35,174

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

During the temporary period of modification, the company classifies these loans as performing TDRs that consisted of the following for the period indicated:

	June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$1,019	$20	$—	$1,623	$—	$876	$—	$—	$—	$3,538
Non-performing loans	11,353	37	—	2,882	3,559	472	—	—	—	18,303
Total impaired loans	$12,372	$57	$—	$4,505	$3,559	$1,348	$—	$—	$—	$21,841

	June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDR’s	$41	$1	$—	$121	$—	$73	$—	$—	$—	$236
Average balances of performing TDR’s	$1,461	$29	$—	$1,059	$—	$1,032	$—	$—	$—	$3,581
Average balances of non-performing loans	$13,272	$98	$—	$5,250	$2,878	$1,858	$—	$—	$11	$23,367

	June 30, 2012
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$1,644	$22	$—	$276	$—	$1,338	$—	$—	$—	$3,280
Non-performing loans	10,099	102	—	5,757	425	739	—	—	—	17,122
Total impaired loans	$11,743	$124	$—	$6,033	$425	$2,077	$—	$—	$—	$20,402

	June 30, 2012
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDR’s	$63	$2	$—	$20	$—	$109	$—	$—	$—	$194
Average balances of performing TDR’s	$1,685	$34	$—	$1,651	$1,578	$1,729	$—	$—	$—	$6,677
Average balances of non-performing loans	$8,239	$107	$—	$4,380	$215	$616	$—	$—	$1	$13,558

Interest recognized on performing loans temporarily modified as TDRs was $236 and $194 for the years ended June 30, 2013 and 2012, respectively. The average balances of performing loan TDRs and non-performing loans was $3,581 and $23,367 for the year ended June 30, 2013, and $6,677 and $13,558 for the year ended June 30, 2012, respectively.

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

The following tables present the loans modified as TDRs for the period indicated:

	Year Ended June 30,
(Dollars in thousands)	2013	2012
Single family real estate secured:
Mortgage
Purchased	$832	$1,181
Multifamily real estate secured
Purchased	1,342	—
Commercial real estate secured
Purchased	1,455	—
Total TDR loans secured by real estate	$3,629	$1,181
Auto and RV secured
In-house originated	—	102
Total loans modified as TDRs	$3,629	$1,283

The following tables presents loans by class modified as troubled debt restructurings that occurred during the twelve months ended for the periods indicated:

	June 30, 2013
(Dollars in Thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
Purchased	3	$832	$832
Multifamily real estate secured
Purchased	1	1,342	1,342
Commercial real estate secured
Purchased	1	1,455	1,455
Total TDR loans secured by real estate
Total	5	$3,629	$3,629

	June 30, 2012
(Dollars in Thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
Purchased	2	$1,121	$1,181
Total TDR loans secured by real estate
Auto and RV secured
In-house originated	4	102	102
Total	6	$1,223	$1,283

The Company had no loans modified as TDRs within the previous twelve months for which there was a payment default for the fiscal years ended June 30, 2013 and June 30, 2012, respectively. The Company defines a payment default as 90 days past due.

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

The following tables presents the composition of our loan portfolio by credit quality indicator for the periods indicated:

	June 30, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$920,254	$5,371	$2,528	$—	$928,153
Purchased	131,213	1,323	9,979	—	142,515
Home equity
In-house originated	5,866	32	56	—	5,954
Purchased	16,583	—	—	—	16,583
Warehouse and other
In-house originated	204,878	—	—	—	204,878
Multifamily real estate secured
In-house originated	554,924	1,358	3,625	107	560,014
Purchased	193,804	8,482	5,723	—	208,009
Commercial real estate secured
In-house originated	6,627	—	—	—	6,627
Purchased	17,146	951	3,865	411	22,373
Auto and RV secured
In-house originated	17,508	247	775	—	18,530
Factoring	108,144	—	—	—	108,144
Commercial & Industrial	77,721	1,000	—	—	78,721
Other	417	2	—	—	419
Total	$2,255,085	$18,766	$26,551	$518	$2,300,920
As of % of gross loans	98.0%	0.8%	1.2%	—%	100.0%

	June 30, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$628,081	$4,499	$18	$—	$632,598
Purchased	164,097	630	11,385	—	176,112
Home equity
In-house originated	8,887	174	339	—	9,400
Purchased	19,767	—	—	—	19,767
Warehouse and other
In-house originated	61,106	—	—	—	61,106
Multifamily real estate secured
In-house originated	430,097	3,258	503	—	433,858
Purchased	241,052	2,851	9,525	375	253,803
Commercial real estate secured
In-house originated	7,547	—	—	—	7,547
Purchased	18,746	643	8,238	—	27,627
Auto and RV secured
In-house originated	22,486	415	1,423	—	24,324
Factoring	48,549	—	—	—	48,549
Commercial & Industrial	45,723	—	—	—	45,723
Other	85	—	—	—	85
Total	$1,696,223	$12,470	$31,431	$375	$1,740,499
As of % of gross loans	97.5%	0.7%	1.8%	—%	100.0%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans.
The following tables provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class for the periods indicated:

	June 30, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$—	$3,051	$—	$3,051
Purchased	1,400	565	7,323	9,288
Home equity
In-house originated	125	32	12	169
Multifamily real estate secured
In-house originated	3,701	—	—	3,701
Purchased	—	60	399	459
Commercial real estate secured
Purchased	316	—	—	316
Auto and RV secured
In-house originated	453	21	177	651
Factoring	112	—	—	112
Commercial & Industrial	4,824	—	—	4,824
Total	$10,931	$3,729	$7,911	$22,571
As a % of gross loans	0.48%	0.16%	0.34%	0.98%

	June 30, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
Purchased	$2,398	$733	$8,695	$11,826
Home equity
In-house originated	46	149	45	240
Multifamily real estate secured
In-house originated	867	—	—	867
Purchased	700	—	3,124	3,824
Commercial real estate secured
Purchased	—	—	425	425
Auto and RV secured
In-house originated	557	347	588	1,492
Factoring	289	—	—	289
Commercial & Industrial	8,372	—	—	8,372
Total	$13,229	$1,229	$12,877	$27,335
	0.76%	0.07%	0.74%	1.57%

5. FURNITURE, EQUIPMENT AND SOFTWARE

A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2013	2012
Leasehold improvements	$1,104	$528
Furniture and fixtures	2,510	1,473
Computer hardware and equipment	4,371	3,112
Software	3,407	2,365
Total	11,392	7,478
Less accumulated depreciation and amortization	(4,974)	(3,070)
Furniture, equipment and software — net	$6,418	$4,408

Depreciation and amortization expense for the years ended June 30, 2013, 2012 and 2011 amounted to $1,904, $1,316, and $618, respectively.

6. DEPOSITS

Deposit accounts are summarized as follows:

	At June 30,
	2013		2012
(Dollars in thousands)	Amount	Rate*	Amount	Rate*
Non-interest bearing	$81,524	—%	$12,439	—%
Interest bearing:
Demand	311,539	0.50%	94,888	0.52%
Savings	641,534	0.67%	583,955	0.72%
	953,073	0.61%	678,843	0.69%
Time deposits:
Under $100	183,754	1.36%	224,140	1.85%
$100 or more	873,648	1.52%	699,666	1.75%
Total time deposits	1,057,402	1.50%	923,806	1.78%
Total interest bearing	2,010,475	1.08%	1,602,649	1.32%
Total deposits	$2,091,999	1.04%	$1,615,088	1.31%
* Based on weighted-average stated interest rates at end of period.

The scheduled maturities of time deposits are as follows:

At June 30,
(Dollars in thousands)	2013
Within 12 months	$585,309
13 to 24 months	149,720
25 to 36 months	55,664
37 to 48 months	52,025
49 to 60 months	30,508
Thereafter	184,176
Total	$1,057,402

Time deposits acquired through broker relationships totaled $283.5 million and $202.8 million at June 30, 2013 and 2012, respectively.

At June 30, 2013 and 2012, the Company had deposits from principal officers, directors and their affiliates in the amount of $1,229 and $671, respectively.

On June 26, 2013, the Bank entered into a purchase and assumption agreement with Principal Bank, a subsidiary of The Principal Financial Group, to purchase and receive a transfer of deposits aggregating approximately $200.0 million including certain of Principal Bank's individual checking accounts and non-IRA savings, money market and CD accounts. Under the agreement, BofI Federal Bank will receive cash for the deposit balances transferred. The deposit transfer transaction is subject to prior approval by the Office of the Comptroller of the Currency. The closing of the transaction is targeted for September 2013.

7. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2013 and 2012, the Company’s fixed-rate FHLB advances had interest rates that ranged from 0.10% to 5.62% with a weighted average of 0.92% and ranged from 0.21% to 5.62% with a weighted average of 1.42%, respectively.

Fixed-rate advances from FHLB are scheduled to mature as follows at June 30:

	At June 30,
	2013		2012
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$430,417	0.31%	$234,000	0.52%
After one but within two years	30,000	2.74%	43,000	2.17%
After two but within three years	15,000	2.46%	30,000	2.74%
After three but within four years	35,000	2.33%	15,000	2.46%
After four but within five years	30,000	2.80%	35,000	2.33%
After five years	50,000	2.44%	65,000	2.81%
Total	$590,417	0.92%	$422,000	1.42%

At June 30, 2013, a total of $15.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to the Company after specified dates. Under the terms of the putable advances, the Company could be required to repay all of the principal and accrued interest before the maturity date. The weighted-average remaining contractual maturity period of the $15.0 million in advances is 2.5 years and the weighted average remaining period before such advances could be put to the Company is 0.16 years.

The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $1,445,825 and $1,119,376 at June 30, 2013 and 2012, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance is payable in full at its maturity date with a prepayment penalty for fixed rate advances.

The maximum amounts advanced at any month-end during the period from the FHLB were $590,417, $422,000, and $309,000 during the years ended June 30, 2013, 2012, and 2011, respectively. At June 30, 2013, the Company is fully collateralized and had $625.7 million available immediately for advances from the FHLB for terms up to ten years.

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has sold securities under various agreements to repurchase for total proceeds of $110,000. The repurchase agreements have fixed interest rates between 3.75% and 4.75%, weighted average rate of 4.40%, and scheduled maturities between November 2013 and December 2017. Under these agreements, the Company may be required to repay the $110,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 1.78 years and the weighted average remaining period before such repurchase agreements could be called is 0.13 years.

9. JUNIOR SUBORDINATED DEBENTURES AND OTHER BORROWINGS

Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% (2.67% at June 30, 2013), with interest paid quarterly starting February 16, 2005.

The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At June 30, 2013 and June 30, 2012 there were no amounts outstanding and the available borrowings from this source were $28,197 and $74,176, respectively. These borrowings are collateralized by consumer loans, and mortgage-backed securities totaling $58,146 and $131,037, respectively. The Bank has additional unencumbered collateral that could be pledged to the Federal Reserve Bank Discount Window to increase borrowing liquidity.

The Bank has federal funds lines of credit with two major banks totaling $20.0 million. At June 30, 2013 and June 30, 2012, the Bank had no outstanding balances on these lines.

10. INCOME TAXES

The provision for income taxes is as follows:

	At June 30,
(Dollars in thousands)	2013	2012	2011
Current:
Federal	$24,875	$17,116	$10,784
State	7,653	5,273	3,035
	32,528	22,389	13,819
Deferred:
Federal	(3,585)	(1,940)	(32)
State	(1,033)	(388)	(194)
	(4,618)	(2,328)	(226)
Total	$27,910	$20,061	$13,593

The differences between the statutory federal income tax rate and the effective tax rates are summarized as of:

	At June 30,
	2013	2012	2011
Statutory federal tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	7.29%	6.92%	6.19%
Cash surrender value	(0.09)%	(0.13)%	(0.18)%
Non-deductible stock option expense	(0.69)%	(0.38)%	—%
Non-taxable income	(0.79)%	(1.10)%	(1.10)%
Other	0.20%	0.19%	(0.13)%
Effective tax rate	40.92%	40.50%	39.78%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses and charge-offs	$6,464	$4,361
State taxes	531	558
Stock-based compensation expense	819	681
Unrealized net losses on securities	8,207	4,024
Deferred bonus / vacation	477	215
Securities impaired	8,762	7,693
Deferred loan fees	399	—
Total deferred tax assets	25,659	17,532
Deferred tax liabilities:
Deferred loan fees	—	(112)
FHLB stock dividend	(1,167)	(1,159)
Other assets—prepaids	(227)	(115)
Depreciation	(710)	(1,051)
Total deferred tax liabilities	(2,104)	(2,437)
Net deferred tax asset	$23,555	$15,095

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2013 and 2012, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.
The following is a reconciliation of the beginning and ending amount of unrecognized tax positions for the periods presented:

(Dollars in thousands)	2013	2012	2011
Balance at July 1	$78	$(64)	$100
Additions - current year tax positions	678	119	—
Additions - prior year tax positions	568	57	—
Reductions - prior year tax positions	(202)	(34)	(164)
Total liability for unrecognized tax positions at June 30	$1,122	$78	$(64)
The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the years ended June 30, 2010, 2011, and 2012 and its state taxing authorities income tax returns for the years ended June 30, 2009, 2010, 2011 and 2012 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.

11. STOCKHOLDERS' EQUITY

Common Stock. Changes in common stock issued and outstanding were as follows:

	At June 30,
	2013		2012		2011
	Issued	Outstanding	Issued	Outstanding	Issued	Outstanding
Beginning of year:	12,321,578	11,512,536	11,151,963	10,436,332	10,827,673	10,184,975
Common stock issued through option exercise or exchange	27,135	27,135	74,522	74,522	128,381	128,381
Common stock issued through public offering	200,000	200,000	862,500	862,500	—	—
Common stock issued through preferred stock conversion	1,855,411	1,855,411	3,096	3,096	—	—
Common stock issued through grants	234,105	138,243	229,497	136,086	195,909	122,976
End of year:	14,638,229	13,733,325	12,321,578	11,512,536	11,151,963	10,436,332

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

On March 11, 2013, the Company entered into an At-the-Market (ATM) Equity Distribution Agreement with each of Raymond James & Associates, Inc., JMP Securities LLC, Liquidnet, Inc., and Sandler O'Neill + Partners L.P. (the “Distribution Agents”) pursuant to which we may issue and sell through the Distribution Agents from time to time shares of our common stock in at the market offerings with an aggregate offering price of up to $50,000 (the “ATM Offering”). The sales of shares of our common stock under the Equity Distribution Agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NASADAQ Global Select Market (the principal existing trading market for our common stock), or sales made through a market maker or any other trading market for our common stock, or (with prior consent) in privately negotiated transactions at negotiated prices.

The aggregate compensation payable to the Distribution Agents under the Distribution Agreement is 2.5% of the gross sales price of the shares sold under the agreement. The Company has also agreed to reimburse the Distribution Agents for up to $125 in their expenses and have provided the Distribution Agents with customary indemnification rights.

Sales of common stock through the ATM offering commenced on March 18, 2013 selling 200,000 shares through this agreement,

the company received net proceeds of $6,765.

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

During the fiscal year ended June 30, 2004, the Company issued $6,750 of Series A preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $113. Before the expiration of the conversion right, holders of the Series A converted 160 shares of Series A preferred to common stock. The Company has declared dividends to holders of its Series A preferred stock totaling $309 for each of the years ended June 30, 2013, 2012, and 2011, respectively.

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

On various dates beginning on October 11, 2012, BofI Holding, Inc. (the “Company”), entered into subscription agreements (the “Subscription Agreements”) with various institutional and individual accredited investors under which the Company sold an aggregate of 1,857 shares of its 6.0% Series C Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) for a purchase price of $10,000 per share or an aggregate of $18,570, with net proceeds after expenses of approximately $18,544.

The terms of the Series C Preferred Stock are more fully described in the Certificate of Designations filed by the Company with the Secretary of State of the State of Delaware on October 11, 2012 designating the rights, preferences and privileges of the Series C Preferred Stock (the “Certificate of Designations”).

On April 24, 2013, the Company completed the mandatory conversion of the Company's 1,857 shares of 6.0% Series C Non-Cumulative Perpetual Convertible Preferred Stock (the "Series C preferred stock"). The Series C preferred stock was converted into 608,840 shares of common stock (which reflects an approximate initial conversion price of $30.50 per share of our common stock) plus cash in lieu of fractional shares.

12. STOCK-BASED COMPENSATION

The Company has two equity stock incentive plans, the 2004 Stock Incentive Plan (“2004 Plan”) and the 1999 Stock Option Plan (“collectively, the "Plans”), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants.

1999 Stock Option Plan. In July 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan and in August 2001, the Company’s shareholders approved an amendment to the 1999 Plan such that 15% of the outstanding shares of the Company would always be available for grants under the 1999 Plan. The 1999 Plan is designed to encourage selected employees and directors to improve operations and increase profits, to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The 1999 Plan requires that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and nonqualified options. The options issued under the 1999 Plan generally vest between three and five years. Option expiration dates are established by the plan administrator but may not be later than 10 years after the date of the grant.

In November 2007, the shareholders of the Company approved the termination of the 1999 Plan. No new option awards will be made under the 1999 Plan and the outstanding awards under the 1999 Plan will continue to be subject to the terms and conditions of the 1999 Plan.

2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At June 30, 2013, there were a maximum of 2,226,679 shares available for issuance under the limits of the 2004 Plan.

Stock Options. The Company’s income before income taxes and net income for the fiscal year ended June 30, 2013, 2012 and 2011 included stock option compensation cost of $0, $0 and $3 respectively. The total income tax benefit was $0, $0 and $1 for the year ended June 30, 2013, 2012 and 2011, respectively. At June 30, 2013, expense related to stock option grants has been fully recognized.

A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares [1]	Weighted-Average Exercise Price Per Share
Outstanding—June 30, 2010	395,920	$8.52
Granted	—	—
Exercised	(128,381)	7.18
Converted	—	—
Cancelled	(6)	7.35
Outstanding—June 30, 2011	267,533	$9.15
Granted	—	—
Exercised	(74,522)	9.73
Converted	—	—
Cancelled	(2,894)	9.10
Outstanding—June 30, 2012	190,117	$8.93
Granted	—	—
Exercised	(27,135)	9.59
Converted	—	—
Cancelled	(500)	11.00
Outstanding—June 30, 2013	162,482	$8.81
Options exercisable—June 30, 2011	267,533	$9.15
Options exercisable—June 30, 2012	190,117	$8.93
Options exercisable—June 30, 2013	162,482	$8.81
1 All options outstanding are vested.

The following table summarizes information as concerning currently outstanding and exercisable options:

June 30, 2013
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$7.35	52,750	3.1	52,750	$7.35
8.50	7,500	2.4	7,500	8.50
9.20	7,500	2.2	7,500	9.20
9.50	72,200	2.1	72,200	9.50
10.00	22,532	0.9	22,532	10.00
$8.81	162,482	2.3	162,482	$8.81

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at June 30, 2013 was $7,445. The aggregate intrinsic value of options exercised or converted during the years ended June 30, 2013, 2012 and 2011 was $929, $432 and $1,068, respectively.

Restricted Stock and Restricted Stock Units. During the fiscal year ended June 30, 2011, the Company’s Board of Directors granted 399,582 restricted stock units to employees and directors. The chief executive officer received 240,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2011, vest over three years, one-third on each anniversary of the grant date and 197,442 shares were vested and issued and 11,214 shares were canceled as of June 30, 2011.

During the fiscal year ended June 30, 2012, the Company’s Board of Directors granted 190,584 restricted stock units to employees and directors. The chief executive officer received 53,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2012, vest over three years, one-third on each anniversary of the grant date and 210,281 shares were vested and issued and 9,715 shares were canceled as of June 30, 2012.

During the fiscal year ended June 30, 2013, the Company’s Board of Directors granted 181,483 restricted stock units to employees and directors. The chief executive officer received 64,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2013, vest over three years, one-third on each anniversary of the grant date and 213,355 shares were vested and issued and 30,305 shares were canceled as of June 30, 2013.

The Company’s income before income taxes and net income for the years ended June 30, 2013, 2012 and 2011 included stock award expense of $3,297, $2,493 and $2,153, respectively. The income tax benefit was $1,349, $997 and $855, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date.

At June 30, 2013 unrecognized compensation expense related to non-vested awards aggregated to $5,473 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year ended June 30:
2014	$2,567
2015	1,839
2016	1,067
Total	$5,473

The following table presents the status and changes in restricted stock units grants for the periods indicated:

		Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2010		199,148	$7.88
	Granted	399,582	$11.95
	Vested	(197,442)	$9.04
	Cancelled	(11,214)	$11.77
Non-vested balance at June 30, 2011		390,074	$11.35
	Granted	190,584	$14.45
	Vested	(210,281)	$10.90
	Cancelled	(9,715)	$15.22
Non-vested balance at June 30, 2012		360,662	$13.20
	Granted	181,483	$28.83
	Vested	(213,355)	$13.32
	Cancelled	(30,305)	$18.01
Non-vested balance at June 30, 2013		298,485	$22.13

The total fair value of shares vested during the years ended June 30, 2013, 2012 and 2011 was $8,070, $4,083 and $2,724, respectively.

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At June 30, 2013, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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

The following table presents the calculation of basic and diluted EPS:

	At June 30,
(Dollars in thousands, except per share data)	2013	2012	2011
Earnings Per Common Share
Net income	$40,291	$29,476	$20,579
Preferred stock dividends	(835)	(1,271)	(309)
Net income attributable to common shareholders	$39,456	$28,205	$20,270
Average common shares issued and outstanding	12,758,381	11,034,890	10,307,019
Average unvested restricted stock grant and RSU shares	398,265	454,300	456,552
Total qualifying shares	13,156,646	11,489,190	10,763,571
Earnings per common share	$3.00	$2.45	$1.88
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$39,456	$28,205	$20,270
Preferred stock dividends to dilutive convertible preferred	533	955	—
Dilutive net income attributable to common shareholders	$39,989	$29,160	$20,270
Average common shares issued and outstanding	13,156,646	11,489,190	10,763,571
Dilutive effect of stock options	88,519	61,266	93,899
Dilutive effect of convertible preferred stock	574,247	938,099	—
Total dilutive common shares issued and outstanding	13,819,412	12,488,555	10,857,470
Diluted earnings per common share	$2.89	$2.33	$1.87

14. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases office space under an operating lease agreement scheduled to expire in June 2020. The Company pays property taxes, insurance and maintenance expenses related to this lease. Rent expense for the years ended June 30, 2013, 2012, and 2011 was $1,644, $929, and $693, respectively.

Pursuant to the terms of these non-cancelable lease agreements in effect at June 30, 2013, future minimum lease payments are as follows:

(Dollars in thousands)	Future minimum lease payments
2014	$1,784
2015	1,973
2016	2,003
2017	2,085
2018	2,171
Thereafter	4,626
Total	$14,642

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

At June 30, 2013, we had fixed and variable rate commitments to originate or purchase loans with an aggregate outstanding principal balance of $204.3 million and $41.7 million for total commitments to originate of $246.0 million. For June 30, 2013, our fixed rate commitments to originate had a weighted-average rate of 4.92%. For June 30, 2012, we had fixed and variable rate commitments to originate or purchase loans with an aggregate outstanding principal balance of $139.2 million and $66.7 million for total commitments to originate of $205.9 million. For June 30, 2012, our fixed rate commitments to originate had a weighted average rate of 4.14%. At June 30, 2013, we also had fixed and variable rate commitments to sell loans with an aggregate outstanding principal balance of $98.0 million and $8.3 million for total commitments to sell of $106.3 million. For June 30, 2012, we had fixed and variable rate commitments to sell of $132.8 million and $3.9 million for total commitments to sell of $136.7 million. At June 30, 2013 and June 30, 2012, 70.7% and 81.6% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to tangible assets (as defined). As of June 30, 2013, the Bank met all capital adequacy requirements to which it is subject. As of June 30, 2013, the most recent filing date with the OCC, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s categorization.

The Bank’s actual capital amounts and ratios are presented in the following tables:

	June 30, 2013
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital (to adjusted tangible assets)	$268,103	8.63%	$124,277	4.00%	$155,346	5.00%
Tier 1 capital (to risk-weighted assets)	268,103	14.52%	N/A	N/A	110,813	6.00%
Total capital (to risk-weighted assets)	282,285	15.28%	147,751	8.00%	184,689	10.00%
Tangible capital (to tangible assets)	268,103	8.63%	46,604	1.50%	N/A	N/A

	June 30, 2012
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital (to adjusted tangible assets)	$206,447	8.62%	$95,778	4.00%	$119,723	5.00%
Tier 1 capital (to risk-weighted assets)	206,447	13.69%	N/A	N/A	90,510	6.00%
Total capital (to risk-weighted assets)	216,083	14.32%	120,680	8.00%	150,850	10.00%
Tangible capital (to tangible assets)	206,447	8.62%	35,917	1.50%	N/A	N/A

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

401(k) Plan. The Company has a 401(k) Plan whereby substantially all of its employees may participate in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. For the fiscal year ended June 30, 2013, 2012, and 2011 expense attributable to the plan amounted to $7, $5, and $0, respectively.

Deferred Compensation Plans. Effective August 1, 2003, the Company adopted the Bank of Internet USA Nonqualified Deferred Compensation Plans (“Deferred Compensation Plans”) which cover designated key management employees and directors who elect to participate. The Deferred Compensation Plans allow eligible employees and directors to elect to defer up to 100% of their compensation, including commissions, bonuses and director fees. Although the Deferred Compensation Plans provide that the Company may make discretionary contributions to a participant’s account, no such discretionary contributions have been made through June 30, 2013. Participant deferrals are fully vested at all times, and discretionary contributions, if any, will be subject to a vesting schedule specified by the Company. Participants in the Deferred Compensation Plans may elect to invest their accounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the book value of the Company’s common stock. The Compensation Committee of the Board of Directors administrates the Deferred Compensation Plans. At June 30, 2013 and 2012, there was $0 and $1 deferred in connection with the Deferred Compensation Plans.

18. PARENT-ONLY CONDENSED FINANCIAL INFORMATION

The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:
BofI Holding, Inc. CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2013	2012
ASSETS
Cash and cash equivalents	$18,341	$12,426
Loans	31	26
Investment securities	105	55
Other assets	1,770	1,301
Due from subsidiary	100	127
Investment in subsidiary	257,269	201,034
Total assets	$277,616	$214,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Accrued interest payable	15	16
Accounts payable and accrued liabilities	4,184	3,211
Total liabilities	9,354	8,382
Stockholders’ equity	268,262	206,587
Total liabilities and stockholders' equity	$277,616	$214,969

BofI Holding, Inc. STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands)	2013	2012	2011
Interest income	$130	$93	$1,025
Interest expense	151	149	147
Net interest (expense) income	(21)	(56)	878
Provision for loan losses	—	—	274
Net interest (expense) income, after provision for loan losses	(21)	(56)	604
Non-interest income (loss)	(112)	(71)	1,399
Non-interest expense	2,532	2,185	2,676
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiary	(2,665)	(2,312)	(673)
Dividends from subsidiary	1,300	2,600	650
Equity in undistributed earnings of subsidiary	41,656	29,120	20,637
Net income	$40,291	$29,408	$20,614
Comprehensive income	$34,926	$25,012	$15,565

BofI Holding, Inc. STATEMENT OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,291	$29,408	$20,614
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(70)	(52)	(961)
Impairment charge on securities	113	71	—
Accretion of discounts on loans	(10)	(9)	(33)
Net gain on investment securities	—	—	(1,423)
Provision for loan losses	—	—	274
Stock-based compensation expense	3,297	2,493	2,153
Tax effect from exercise of common stock options and vesting of restricted stock grants	(2,332)	(740)	(663)
Equity in undistributed earnings of subsidiary	(41,693)	(29,113)	(20,637)
Decrease (increase) in other assets	(442)	209	(973)
Increase (decrease) in other liabilities	(8)	(2,618)	(246)
Net cash provided by (used in) operating activities	(854)	(351)	(1,895)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	—	—	1,828
Proceeds from repayments of investment securities	—	—	807
Purchase of loans, net of discount	—	—	(532)
Proceeds from principal repayments on loans	5	6	5
Investment in subsidiary	(20,000)	(22,000)	(10,000)
Net cash used in investing activities	(19,995)	(21,994)	(7,892)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock—Series B & C	18,544	19,487	—
Proceeds from exercise of common stock options	260	726	922
Proceeds from issuance of common stock	6,765	13,345	4
Tax effect from exercise of common stock options and vesting of restricted stock grants	2,332	739	663
Cash dividends on preferred stock	(1,137)	(969)	(309)
Net cash provided by (used in) financing activities	26,764	33,328	1,280
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,915	10,983	(8,507)
CASH AND CASH EQUIVALENTS—Beginning of year	12,426	1,443	9,950
CASH AND CASH EQUIVALENTS—End of year	$18,341	$12,426	$1,443

19. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	Year Ended June 30,
(Dollars in thousands)	2013	2012	2011
Unrealized gain (loss) from securities:
Net unrealized gain (loss) from available-for-sale securities	$(4,661)	$(12,659)	$(10,307)
Other-than-temporary impairment on hold to maturity securities recognized in other comprehensive income	(4,282)	5,247	4,401
Reclassification of net gain (loss) from available-for-sale securities included in income	—	—	(2,420)
Unrealized gain (loss), net of reclassification adjustments, before income tax	(8,943)	(7,412)	(8,326)
Income tax (expense) benefit related to items of other comprehensive income	3,578	2,948	3,312
Other comprehensive income (loss)	$(5,365)	$(4,464)	$(5,014)

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended in Fiscal Year 2013
(Dollars in thousands)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$36,463	$34,635	$33,567	$30,989
Interest expense	8,458	8,433	8,631	8,504
Net interest income	28,005	26,202	24,936	22,485
Provision for loan losses	1,500	1,550	1,950	2,550
Net interest income after provision for loan losses	26,505	24,652	22,986	19,935
Non-interest income	7,866	6,834	6,249	6,761
Non-interest expense	15,353	13,921	12,781	11,532
Income before income taxes	19,018	17,565	16,454	15,164
Income tax expense	7,886	7,163	6,686	6,175
Net income	$11,132	$10,402	$9,768	$8,989
Net income attributable to common stock	$11,055	$10,053	$9,436	$8,912
Basic earnings per share	$0.79	$0.76	$0.71	$0.73
Diluted earnings per share	$0.78	$0.74	$0.70	$0.67

	Quarters Ended in Fiscal Year 2012
(Dollars in thousands)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$30,004	$29,348	$28,616	$27,765
Interest expense	8,414	9,013	9,530	9,588
Net interest income	21,590	20,335	19,086	18,177
Provision for loan losses	2,100	2,000	1,600	2,363
Net interest income after provision for loan losses	19,490	18,335	17,486	15,814
Non-interest income	4,958	3,856	2,986	4,570
Non-interest expense	10,012	9,190	9,204	9,552
Income before income taxes	14,436	13,001	11,268	10,832
Income tax expense	5,871	5,283	4,608	4,299
Net income	$8,565	$7,718	$6,660	$6,533
Net income attributable to common stock	$8,187	$7,331	$6,280	$6,407
Basic earnings per share	$0.69	$0.62	$0.56	$0.59
Diluted earnings per share	$0.64	$0.58	$0.54	$0.58