Form 10-Q
period 2013-09-30
BofI Holding, Inc.
filed 2013-11-05
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 13,853,069 shares of common stock, $0.01 par value per share, as of October 30, 2013.

BofI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	September 30, 2013	June 30, 2013
ASSETS
Cash and due from banks	$195,231	$196,264
Federal funds sold	1,752	5,430
Total cash and cash equivalents	196,983	201,694
Securities:
Trading	7,734	7,111
Available-for-sale	220,081	185,607
Held-to-maturity fair value $258,906 as of September 2013 and $271,854 as of June 2012	267,670	275,691
Stock of the Federal Home Loan Bank, at cost	30,832	27,750
Loans held for sale, carried at fair value	19,695	36,665
Loans held for sale, lower of cost or fair value	51,223	40,326
Loans - net of allowance for loan losses of $14,546 as of September 2013 and $14,182 as of June 2013	2,433,001	2,256,918
Accrued interest receivable	9,172	9,763
Furniture, equipment and software—net	6,594	6,418
Deferred income tax	21,510	23,555
Cash surrender value of life insurance	5,490	5,445
Other real estate owned and repossessed vehicles	2,562	2,006
Other assets	11,635	11,822
TOTAL ASSETS	$3,284,182	$3,090,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$92,900	$81,524
Interest bearing	2,100,064	2,010,475
Total deposits	2,192,964	2,091,999
Securities sold under agreements to repurchase	110,000	110,000
Advances from the Federal Home Loan Bank	656,000	590,417
Subordinated debentures	5,155	5,155
Accrued interest payable	1,655	1,674
Accounts payable and accrued liabilities and other liabilities	35,791	23,264
Total liabilities	3,001,565	2,822,509
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock— $0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of September 2013 and June 2013	5,063	5,063
Common stock—0.01 par value; 25,000,000 shares authorized; 14,729,240 shares issued and 13,803,247 shares outstanding as of September 2013; 14,638,229 shares issued and 13,733,325 shares outstanding as of June 2013	147	146
Additional paid-in capital	159,304	156,297
Accumulated other comprehensive income (loss)—net of tax	(10,190)	(10,800)
Retained earnings	139,917	127,813
Treasury stock, at cost; 925,993 shares as of September 2013 and 904,904 shares as of June 2013	(11,624)	(10,257)
Total stockholders' equity	282,617	268,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,284,182	$3,090,771
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$30,385	$25,208
Investments	5,961	5,781
Total interest and dividend income	36,346	30,989
INTEREST EXPENSE:
Deposits	5,605	5,537
Advances from the Federal Home Loan Bank	1,363	1,587
Other borrowings	1,268	1,380
Total interest expense	8,236	8,504
Net interest income	28,110	22,485
Provision for loan losses	500	2,550
Net interest income, after provision for loan losses	27,610	19,935
NON-INTEREST INCOME:
Realized gain on sale of mortgage-backed securities	208	—
Other than temporary loss on securities:
Total impairment losses	253	(2,872)
Loss recognized in other comprehensive income	(825)	1,998
Net impairment loss recognized in earnings	(572)	(874)
Fair value gain on trading securities	623	602
Total unrealized loss on securities	51	(272)
Prepayment penalty fee income	654	202
Gain on sale - other	3,089	—
Mortgage banking income	1,986	6,456
Banking service fees and other income	988	375
Total non-interest income	6,976	6,761
NON-INTEREST EXPENSE:
Salaries and related costs	7,782	6,369
Professional services	1,680	918
Occupancy and equipment	549	507
Data processing and internet	1,185	571
Advertising and promotional	589	794
Depreciation and amortization	721	337
Real estate owned and repossessed vehicles	69	98
FDIC and regulator fees	547	488
Other general and administrative	1,392	1,450
Total non-interest expense	14,514	11,532
INCOME BEFORE INCOME TAXES	20,072	15,164
INCOME TAXES	7,890	6,175
NET INCOME	$12,182	$8,989
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$12,104	$8,912
COMPREHENSIVE INCOME	$12,792	$7,707
Basic earnings per share	$0.85	$0.73
Diluted earnings per share	$0.85	$0.67
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012
NET INCOME	$12,182	$8,989
Other comprehensive income:
Net unrealized gain (loss) from available-for-sale securities	(62)	(198)
Other-than-temporary impairment on hold to maturity securities recognized in other comprehensive income	1,078	(1,940)
Unrealized gain (loss), net of reclassification adjustments, before income tax	1,016	(2,138)
Income tax (expense) benefit related to items of other comprehensive income	(406)	856
Other comprehensive income (loss)	610	(1,282)
Comprehensive income	$12,792	$7,707

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE — July 1, 2013	515	$5,063	14,638,229	(904,904)	13,733,325	$146	$156,297	$127,813	$(10,800)	$(10,257)	$268,262
Net income	—	—	—	—	—	—	—	12,182	—	—	12,182
Other comprehensive income	—	—	—	—	—	—	—	—	610	—	610
Cash dividends on preferred stock	—	—	—	—	—	—	—	(78)	—	—	(78)
Issuance of common stock	—	—	—	—	—	—	(110)	—	—	—	(110)
Stock-based compensation expense	—	—	—	—	—	—	966	—	—	—	966
Restricted stock grants	—	—	64,931	(21,089)	43,842	—	1,345	—	—	(1,367)	(22)
Stock option exercises and tax benefits of equity compensation	—	—	26,080	—	26,080	1	806	—	—	—	807
BALANCE — September 30, 2013	515	$5,063	14,729,240	(925,993)	13,803,247	$147	$159,304	$139,917	$(10,190)	$(11,624)	$282,617

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,182	$8,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(2,076)	(2,047)
Net accretion of discounts on loans	(552)	(611)
Stock-based compensation expense	966	708
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(1,917)	(312)
Valuation of financial instruments carried at fair value	(623)	(602)
Impairment charge on securities	572	874
Provision for loan losses	500	2,550
Deferred income taxes	1,639	680
Origination of loans held for sale	(186,696)	(254,796)
Unrealized (gain) loss on loans held for sale	123	(779)
Gain on sales of loans held for sale	(5,198)	(5,677)
Proceeds from sale of loans held for sale	226,306	219,753
Loss on sale of other real estate and foreclosed assets	12	46
Depreciation and amortization of furniture, equipment and software	721	337
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	591	(81)
Other assets	380	(3,601)
Accrued interest payable	(19)	59
Accounts payable and accrued liabilities	13,077	2,171
Net cash provided by (used in) operating activities	59,988	(32,339)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(43,245)	(7,238)
Proceeds from repayment of securities	19,312	23,047
Purchase of stock of Federal Home Loan Bank	(6,652)	(915)
Proceeds from redemption of stock of Federal Home Loan Bank	3,570	1,103
Origination of loans	(470,669)	(207,719)
Origination of mortgage warehouse loans, net	45,120	(71,978)
Proceeds from sales of other real estate owned and repossessed assets	146	454
Purchases of loans, net of discounts and premiums	—	(1,541)
Principal repayments on loans	220,104	86,311
Net purchases of furniture, equipment and software	(897)	(1,406)
Net cash used in investing activities	(233,211)	(179,882)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	100,965	237,883
Proceeds from Federal Home Loan Bank advances	143,000	33,000
Repayment of Federal Home Loan Bank advances	(77,417)	(51,000)
Proceeds from exercise of common stock options	235	21
Proceeds from issuance of common stock	(110)	—
Tax benefit from exercise of common stock options and vesting of restricted stock grants	1,917	312
Cash dividends on preferred stock	(78)	(77)
Net cash provided by financing activities	168,512	220,139
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,711)	7,918
CASH AND CASH EQUIVALENTS—Beginning of year	201,694	35,426
CASH AND CASH EQUIVALENTS—End of period	$196,983	$43,344
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$8,254	$8,445
Income taxes paid	$813	$4,402
Transfers to other real estate owned and repossessed vehicles from loans	$811	$—
Transfers from loans held for investment to loans held for sale	$31,367	$541
Transfers from loans held for sale to loans held for investment	$398	$—
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2013 AND 2012
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2013 included in our Annual Report on Form 10-K.
Certain reclassifications have been made to the prior-period financial statements to conform to the current period presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES
Securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has both the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Trading securities refer to certain types of assets that banks hold for resale at a profit at fair value. Increases or decreases in the fair value of trading securities are recognized in earnings as they occur. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Gains and losses on securities sales are based on a comparison of sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized or accreted using the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company’s portfolios of held-to-maturity and available-for-sale securities are reviewed quarterly for other than temporary impairment. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) whether the Company intends to sell or it is more likely than not that it will be required to sell a security in an unrealized loss position before the Company recovers the security’s amortized cost. If either of these criteria for (4) is met, the entire difference between amortized cost and fair value is recognized in earnings. Alternatively, if the criteria for (4) is not met, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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
Loans Held for Sale. Agency loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale are carried at the lower of cost or fair value.

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
Allowance for Loan Losses. The allowance for loan losses is maintained at a level estimated to provide for probable incurred losses in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible. Allocations of the allowance may be made for specific loans but the entire allowance is available for any loan that, in management’s judgment, should be charged off. See Note 5 of these financial statement footnotes and the financial statement footnotes for the year ended June 30, 2013 included in our Annual Report on Form 10-K for further information.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At September 30, 2013, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 25.60% of all banks in the collateral pools, compared to 14.1% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At September 30, 2013, the Company used a weighted average discount margin of 425 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional recession, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at September 30, 2013 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $859. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $1,010.
Securities—available-for-sale and held-to-maturity. Available-for-sale securities are recorded at fair value and consist of residential mortgage-backed securities ("RMBS") and debt securities issued by U.S. agencies, RMBS issued by non-agencies, collateralized loan obligations, and municipals. Held-to-maturity securities are recorded at amortized cost and consist of RMBS issued by U.S. agencies, RMBS issued by non-agencies, and municipals. Fair value for U.S. agency securities is generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available-for-sale or held-to-maturity.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation ("HPA") index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and housing price appreciation. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in August 2013) was 7.3%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at September 30, 2013 are from 1.6% up to 91.3% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at September 30, 2013 are from 0.05% up to 25.3% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at September 30, 2013, the Company computed its discount rates as a spread between 247 and 863 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and June 30, 2013. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,734	$7,734
Securities—Available-for-Sale:
Agency Debt	$—	$25,036	$—	$25,036
Agency RMBS	—	66,780	—	66,780
Non-Agency RMBS	—	—	44,780	44,780
Municipal	—	28,147	—	28,147
Other Debt Securities	—	55,338	—	55,338
Total—Securities—Available-for-Sale	$—	$175,301	$44,780	$220,081
Loans Held for Sale	$—	$19,695	$—	$19,695
Other assets	$—	$—	$1,058	$1,058
LIABILITIES:
Other liabilities	$—	$—	$541	$541

	June 30, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,111	$7,111
Securities—Available-for-Sale:
Agency Debt	$—	$25,063	$—	$25,063
Agency RMBS	—	69,882	—	69,882
Non-Agency RMBS	—	—	49,284	49,284
Municipal	—	11,103	—	11,103
Other Debt Securities	—	30,275	—	30,275
Total—Securities—Available-for-Sale	$—	$136,323	$49,284	$185,607
Loans Held for Sale	$—	$36,665	$—	$36,665
Other assets	$—	$—	$2,355	$2,355
LIABILITIES:
Other liabilities	$—	$—	$133	$133

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2013
(Dollars in thousands)	Available-for- Sale Securities: Non-Agency RMBS	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
Assets:
Opening Balance	$49,284	$7,111	$2,222	$58,617
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	623	—	623
Included in earnings—Mortgage banking	—	—	(1,900)	(1,900)
Included in other comprehensive income	445	—	—	445
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(4,949)	—	—	(4,949)
Other than temporary impairment	—	—	—	—
Closing balance	$44,780	$7,734	$322	$52,836

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$623	$(1,900)	$(1,277)

	For the Three Months Ended
	September 30, 2012
(Dollars in thousands)	Available-for- Sale Securities: Non-Agency RMBS	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Total
Assets:
Opening Balance	$83,127	$5,838	$2,368	$91,333
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-back securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	601	—	601
Included in earnings—Mortgage banking	—	—	651	651
Included in other comprehensive income	(914)	—	—	(914)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(6,706)	—	—	(6,706)
Other than temporary impairment	—	—	—	—
Closing balance	$75,507	$6,439	$3,019	$84,965

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$601	$651	$1,252

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	September 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities - Trading	$7,734	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	19.4 to 31.1% (25.6%) 4.25 to 4.25% (4.25%)
Securities - Non-agency RMBS	$44,780	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 72.7% (14.5%) 0.5 to 25.3% (8.7%) 1.6 to 91.3% (60.9%) 2.47 to 8.63% (6.12%)
Derivative Instruments, net	$322	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

	June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities - Trading	$7,111	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	26.3 to 31.1% (28.5%) 4.50 to 4.50% (4.50%)
Securities - Non-agency RMBS	$49,284	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 55.4% (15.6%) 0.3 to 22.7% (10.3%) 1.6 to 96.2% (59.9%) 2.44 to 7.86% (5.60%)
Derivative Instruments, net	$2,222	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Interest income on investments	$58	$32
Fair value adjustment	623	602
Total	$681	$634

The table below summarizes assets measured for impairment on a non-recurring basis was as follows:

	September 30, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single Family real estate secured:
Mortgage	$—	$—	$11,003	$11,003
Home Equity	—	—	54	54
Warehouse and other	—	—	—	—
Multifamily real estate secured	—	—	4,686	4,686
Commercial real estate secured	—	—	3,538	3,538
Auto and RV secured	—	—	1,242	1,242
Factoring	—	—	56	56
Commercial & Industrial	—	—	—	—
Other	—	—	2	2
Total	$—	$—	$20,581	$20,581
Other real estate owned and foreclosed assets:
Single Family real estate secured:
Mortgage	—	—	907	907
Multifamily real estate secured	—	—	1,568	1,568
Commercial real estate secured	—	—	—	—
Auto and RV secured	—	—	87	87
Total	$—	$—	$2,562	$2,562
HTM Securities - Non-Agency RMBS	$—	$—	$92,580	$92,580

	June 30, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Impaired Loans:
Single Family real estate secured:
Mortgage	$—	$—	$12,372	$12,372
Home Equity	—	—	57	57
Multifamily real estate secured	—	—	4,505	4,505
Commercial real estate secured	—	—	3,559	3,559
Auto and RV secured	—	—	1,348	1,348
Total	$—	$—	$21,841	$21,841
Other real estate owned and foreclosed assets:
Single Family real estate secured:
Mortgage	—	—	567	567
Multifamily real estate secured	—	—	1,298	1,298
Auto and RV secured	—	—	141	141
Total	$—	$—	$2,006	$2,006
HTM Securities - Non-Agency RMBS	$—	$—	$97,193	$97,193

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $21,231, after charge-offs of $154 for the three months ended September 30, 2013, and life to date charge-offs of $3,602. Impaired loans had a related allowance of $650 at September 30, 2013.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $2,562 after charge-offs of $51 for the three months ended September 30, 2013. Our other real estate owned and foreclosed assets had a net carrying amount of $2,006 after charge-offs of $152 during the year ended June 30, 2013.
Held-to-maturity securities measured for impairment on a non-recurring basis had a fair value of $92,580 and a carrying amount of $99,212 at September 30, 2013, after net impairment charge to income of $572 and changes to other comprehensive loss of $1,078 during the three months ended September 30, 2013. The Company recognized a net impairment charge to income of $874 and changes in other comprehensive loss of $1,998 for the three month periods ended September 30, 2012. These held-to-maturity securities are valued using Level 3 inputs.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2013 and June 30, 2013.
As of September 30, 2013 and June 30, 2012, the aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	September 30, 2013	June 30, 2013
Aggregate fair value	$19,695	$36,665
Contractual balance	19,207	36,070
Gain	$488	$595
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Interest income	$195	$431
Change in fair value	(2,023)	555
Total Change in fair value	$(1,828)	$986

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans:
Single Family real estate secured:
Mortgage	$11,003	Sales comparison approach	Adjustment for differences between the comparable sales	-81.8 to 34.8% (-2.4%)
Home Equity	$54	Sales comparison approach	Adjustment for differences between the comparable sales	-17.5 to 89.6% (23.3%)
Multifamily real estate secured	$4,686	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-64.7 to 35.9% (-17.2%)
Commercial real estate secured	$3,538	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-33.7 to 60.0% (5.8%)
Auto and RV secured	$1,242	Sales comparison approach	Adjustment for differences between the comparable sales	-19.7 to 46.8% (8.9%)
Other real estate owned:
Single Family real estate secured:
Mortgage	$907	Sales comparison approach	Adjustment for differences between the comparable sales	-50.6 to 39.8% (-11.8%)
Multifamily real estate secured	$1,568	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-79.1 to 38.6% (-18.0%)
Auto and RV secured	$87	Sales comparison approach	Adjustment for differences between the comparable sales	-57.5 to 19.9% (-1.0%)
HTM Securities-Non-Agency MBS	$92,580	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 26.3% (13.8%) 1.5 to 25.3% (9.4%) 3.5 to 74.6% (60.4%) 3.0 to 8.6% (7.4%)

	June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans:
Single Family real estate secured:
Mortgage	$12,372	Sales comparison approach	Adjustment for differences between the comparable sales	-94.4 to 39.8% (-19.1%)
Home Equity	$57	Sales comparison approach	Adjustment for differences between the comparable sales	-17.5 to 89.6% (22.6%)
Multifamily real estate secured	$4,505	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-79.1 to 35.9% (-21.5%)
Commercial real estate secured	$3,559	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-33.7 to 60.0% (5.8%)
Auto and RV secured	$1,348	Sales comparison approach	Adjustment for differences between the comparable sales	-5.1 to 46.8% (9.68%)
Other real estate owned:
Single Family real estate secured:
Mortgage	$567	Sales comparison approach	Adjustment for differences between the comparable sales	-50.6 to 22.6% (-18.7%)
Multifamily real estate secured	$1,298	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-59.2 to 38.6% (-10.6%)
Auto and RV secured	$141	Sales comparison approach	Adjustment for differences between the comparable sales	-57.5 to 19.9% (-3.4%)
HTM Securities - Non-Agency MBS	$97,193	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	6.1 to 55.4% (16.6%) 1.5 to 22.5% (12.2%) 3.5 to 74.5% (60.3%) 3.0 to 7.9% (6.8%)
Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at the periods indicated:

	September 30, 2013
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$196,983	$196,983	$—	$—	$196,983
Securities trading	7,734	—	—	7,734	7,734
Securities available-for-sale	220,081	—	175,301	44,780	220,081
Securities held-to-maturity	267,670	—	54,210	204,696	258,906
Loans held for sale, at fair value	19,695	—	19,695	—	19,695
Loans held for sale, at lower of cost or fair value	51,223	—	—	51,258	51,258
Loans held for investment—net	2,433,001	—	—	2,527,287	2,527,287
Accrued interest receivable	9,172	—	—	9,172	9,172
Financial liabilities:
Time deposits and savings	$2,192,964	$—	$2,211,847	$—	$2,211,847
Securities sold under agreements to repurchase	110,000	—	116,399	—	116,399
Advances from the Federal Home Loan Bank	656,000	—	661,892	—	661,892
Subordinated debentures and other borrowings	5,155	—	5,304	—	5,304
Accrued interest payable	1,655	—	1,655	—	1,655

Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	June 30, 2013
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$201,694	$201,694	$—	$—	$201,694
Securities trading	7,111	—	—	7,111	7,111
Securities available-for-sale	185,607	—	136,323	49,284	185,607
Securities held-to-maturity	275,691	—	97,340	174,514	271,854
Loans held for sale, at fair value	36,665	—	36,665	—	36,665
Loans held for sale, at lower of cost or fair value	40,326	—	—	40,424	40,424
Loans held for investment—net	2,256,918	—	—	2,316,802	2,316,802
Accrued interest receivable	9,763	—	—	9,763	9,763
Financial liabilities:
Time deposits and savings	$2,091,999	$—	$2,109,725	$—	$2,109,725
Securities sold under agreements to repurchase	110,000	—	117,215	—	117,215
Advances from the Federal Home Loan Bank	590,417	—	595,651	—	595,651
Subordinated debentures and other borrowings	5,155	—	5,317	—	5,317
Accrued interest payable	1,674	—	1,674	—	1,674

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
The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity at September 30, 2013 and June 30, 2013 were:

	September 30, 2013
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$67,259	$1,227	$(1,706)	$66,780	$52,071	$2,139	$—	$54,210
Non-agency [2]	—	40,323	5,055	(598)	44,780	179,493	4,686	(18,248)	165,931
Total mortgage-backed securities	—	107,582	6,282	(2,304)	111,560	231,564	6,825	(18,248)	220,141
Other debt securities:
U.S. agencies [1]	—	25,023	13	—	25,036	—	—	—	—
Municipal	—	28,706	73	(632)	28,147	36,106	2,677	(18)	38,765
Non-agency	7,734	54,770	569	(1)	55,338	—	—	—	—
Total other debt securities	7,734	108,499	655	(633)	108,521	36,106	2,677	(18)	38,765
Total debt securities	$7,734	$216,081	$6,937	$(2,937)	$220,081	$267,670	$9,502	$(18,266)	$258,906

	June 30, 2013
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS) :
U.S. agencies [1]	$—	$70,517	$1,143	$(1,778)	$69,882	$54,825	$2,386	$—	$57,211
Non-agency [2]	—	45,271	4,221	(208)	49,284	184,742	5,758	(15,986)	174,514
Total mortgage-backed securities	—	115,788	5,364	(1,986)	119,166	239,567	8,144	(15,986)	231,725
Other debt securities:
U.S. agencies [1]	—	25,049	14	—	25,063	—	—	—	—
Municipal	—	11,062	41	—	11,103	36,124	4,005	—	40,129
Non-agency	7,111	29,646	630	(1)	30,275	—	—	—	—
Total other debt securities	7,111	65,757	685	(1)	66,441	36,124	4,005	—	40,129
Total debt securities	$7,111	$181,545	$6,049	$(1,987)	$185,607	$275,691	$12,149	$(15,986)	$271,854
 __________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $44,780 at September 30, 2013 consists of twenty-four different issues of super senior securities with a fair value of $28,993; one senior structured whole loan securities with a fair value of $15,618 and three mezzanine z-tranche securities with a fair value of $169 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $179,493 at September 30, 2013 consists of eighty-one different issues of super senior securities totaling $177,425 and one senior-support security with a carrying value of $2,068. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("ASC Topic 310"). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,440 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired although not credit related and therefore no expenses recorded for the fiscal 2013 year and a charge of $572 for the three months ended September 30, 2013 was recorded. At September 30, 2013 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at September 30, 2013 and June 30, 2013 were $206,317 and $208,826 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2013
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$26,869	$(1,682)	$2,787	$(24)	$29,656	$(1,706)	$—	$—	$6	$—	$6	$—
Non-agency	979	(6)	2,019	(592)	2,998	(598)	42,936	(5,061)	51,256	(13,187)	94,192	(18,248)
Total RMBS securities	27,848	(1,688)	4,806	(616)	32,654	(2,304)	42,936	(5,061)	51,262	(13,187)	94,198	(18,248)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	24,603	(632)	—	—	24,603	(632)	1,766	(18)	—	—	1,766	(18)
Non- agency	3,633	(1)	—	—	3,633	(1)	—	—	—	—	—	—
Total Other Debt	28,236	(633)	—	—	28,236	(633)	1,766	(18)	—	—	1,766	(18)
Total debt securities	$56,084	$(2,321)	$4,806	$(616)	$60,890	$(2,937)	$44,702	$(5,079)	$51,262	$(13,187)	$95,964	$(18,266)

	June 30, 2013
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$27,212	$(1,714)	$4,611	$(64)	$31,823	$(1,778)	$3	$—	$5	$—	$8	$—
Non-agency	6,070	(14)	2,415	(194)	8,485	(208)	49,030	(2,517)	48,009	(13,469)	97,039	(15,986)
Total RMBS securities	33,282	(1,728)	7,026	(258)	40,308	(1,986)	49,033	(2,517)	48,014	(13,469)	97,047	(15,986)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	—	—	—	—	—	—	—	—	—	—	—	—
Non-agency	7,232	(1)	—	—	7,232	(1)	—	—	—	—	—	—
Total Other Debt	7,232	(1)	—	—	7,232	(1)	—	—	—	—	—	—
Total debt securities	$40,514	$(1,729)	$7,026	$(258)	$47,540	$(1,987)	$49,033	$(2,517)	$48,014	$(13,469)	$97,047	$(15,986)

There were 26 securities that were in a continuous loss position at September 30, 2013 for a period of more than 12 months. There were 24 securities that were in a continuous loss position at June 30, 2013 for a period of more than 12 months. The following table summarizes amounts of credit loss recognized in the income statement through other than temporary impairment charges which reduced non-interest income:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Beginning balance	$(15,336)	$(11,835)
Additions for the amounts related to credit loss for which an other than temporary impairment was not previously recognized	—	—
Increases to the amount related to the credit loss for which other than temporary impairment was previously recognized	(572)	(874)
Ending balance	$(15,908)	$(12,709)

At September 30, 2013, 43 non-agency RMBS with a total carrying amount of $102,902 were determined to have cumulative credit losses of $15,908 of which $572 was recognized in earnings during the three months ended September 30, 2013 and $874 was recognized in earnings for the three months period ended September 30, 2012. This quarter’s other than temporary impairment of $572 is related to one non-agency RMBS with a total carrying amount of $2,068. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other than temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other than temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other than temporary impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in footnote 3. The Company computes cash flows based upon the cash flows from underlying mortgage loan pools. The Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted increase or decrease in the national HPA index. The largest factors influencing the Company’s modeling of the monthly default rate is unemployment and housing price appreciation. The most updated unemployment rate announced prior to the end of the period covered by this report (reported in August 2013) was 7.3%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other than temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
During the three months ended September 30, 2013, there were no security sales.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	September 30, 2013	June 30, 2013
Available-for-sale debt securities—net unrealized gains	$4,000	$4,061
Held-to-maturity debt securities—non credit related	(20,989)	(22,067)
Subtotal	(16,989)	(18,006)
Tax benefit	6,799	7,206
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(10,190)	$(10,800)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity at September 30, 2013 were:

	September 30, 2013
	Available-for-sale		Held-to-maturity		Trading
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$5,634	$5,456	$1,633	$1,692	$—
Due one to five years	18,017	17,572	6,415	6,648	—
Due five to ten years	15,840	15,674	7,601	7,878	—
Due after ten years	27,768	28,078	36,422	37,992	—
Total RMBS—U.S. agencies[1]	67,259	66,780	52,071	54,210	—
RMBS—Non-agency:
Due within one year	9,777	10,559	26,580	25,731	—
Due one to five years	17,343	19,219	62,409	59,059	—
Due five to ten years	6,348	7,407	39,871	36,450	—
Due after ten years	6,855	7,595	50,633	44,691	—
Total RMBS—Non-agency	40,323	44,780	179,493	165,931	—
Other debt:
Due within one year	35,479	35,524	—	—	—
Due one to five years	40,935	41,368	—	—	—
Due five to ten years	9,677	9,746	—	—	—
Due after ten years	22,408	21,883	36,106	38,765	7,734
Total other debt	108,499	108,521	36,106	38,765	7,734
Total	$216,081	$220,081	$267,670	$258,906	$7,734
 __________________________
1. RMBS distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2013	June 30, 2013
Single family real estate secured:
Mortgage	$1,204,813	$1,070,668
Home equity	21,369	22,537
Warehouse and other	216,539	204,878
Multifamily real estate secured	805,796	768,023
Commercial real estate secured	28,843	29,000
Auto and RV secured	17,452	18,530
Factoring	91,855	108,144
Commercial & Industrial	85,247	78,721
Other	8,126	419
Total gross loans	2,480,040	2,300,920
Allowance for loan losses	(14,546)	(14,182)
Unaccreted discounts and loan fees	(32,493)	(29,820)
Net mortgage loans on real estate	$2,433,001	$2,256,918
 __________________________________

1.	The balance of single family warehouse was $62,686 at September 30, 2013 and $107,806 at June 30, 2013.

Allowance for Loan Losses. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the allowance) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at September 30, 2013, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
Allowance for Loan Loss Disclosures—The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle ("RV") and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at September 30, 2013 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $16,210 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $4,244; 715 – 769: $5,121; 700 – 714: $1,347; 660 – 699: $2,730 and less than 660: $2,768.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:
The Company had $1,193,810 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $759,165; 61% – 70%: $359,085; 71% – 80%: $65,582; and greater than 80%: $9,978.
The Company had $801,110 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $354,157; 56% – 65%: $299,615; 66% – 75%: $139,120; 76% – 80%: $6,332 and greater than 80%: $1,886.The Company divides the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $25,305 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $15,717; 51% – 60%: $6,558; 61% – 70%: $2,087; and 71% – 80%: $943.
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

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended September 30, 2013
	Single Family
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily	Commercial Real Estate	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Provision for loan loss	704	(38)	(360)	681	(383)	(216)	(6)	(134)	252	500
Charge-offs	(98)	—	—	—	—	(30)	—	—	(26)	(154)
Recoveries	—	7	—	—	—	5	—	—	6	18
Balance at September 30, 2012	$5,418	$152	$890	$3,867	$995	$1,295	$195	$1,489	$245	$14,546

	For the Three Months Ended September 30, 2012
	Single Family
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily	Commercial Real Estate	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2012	$4,030	$192	$108	$2,558	$398	$2,159	$86	$102	$3	$9,636
Provision for loan loss	519	144	175	29	1,111	166	29	243	134	2,550
Charge-offs	(264)	(166)	—	(375)	(906)	(180)	—	—	(137)	(2,028)
Recoveries	—	11	—	—	—	—	—	—	2	13
Balance at September 30, 2012	$4,285	$181	$283	$2,212	$603	$2,145	$115	$345	$2	$10,171

The following table presents our loans evaluated individually for impairment by class:

	September 30, 2013
(Dollars in thousands)	Unpaid Principal Balance	Charge-off	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
Purchased	$7,193	$1,909	$5,284	$(7)	$5,277	$—
Home Equity:
In-house originated	90	70	20	—	20	—
Multifamily Real Estate Secured:
Purchased	2,120	531	1,589	5	1,594	—
Commercial Real Estate Secured:
Purchased	2,316	900	1,416	1	1,417	—
Auto and RV Secured:
In-house originated	1,039	694	345	19	364	—
With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	870	—	870	—	870	2
Purchased	4,849	—	4,849	5	4,854	50
Home Equity:
In-house originated	34	—	34	(1)	33	—
Multifamily Real Estate Secured:
In-house originated	848	—	848	10	858	1
Purchased	2,249	—	2,249	18	2,267	228
Commercial Real Estate Secured:
Purchased	2,122	—	2,122	1	2,123	40
Auto and RV Secured:
In-house originated	897	—	897	15	912	329
Factoring:
In-house originated	56	—	56	(20)	36	—
Other	2	—	2	—	2	—
Total	$24,685	$4,104	$20,581	$46	$20,627	$650
As a % of total gross loans	1.00%	0.17%	0.83%	—%	0.83%	0.03%

	June 30, 2013
(Dollars in thousands)	Unpaid Principal Balance	Charge-off	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
Purchased	$7,988	$2,183	$5,805	$(8)	$5,797	$—
Home Equity:
In-house originated	91	70	21	—	21	—
Multifamily Real Estate Secured:
Purchased	2,497	594	1,903	6	1,909	—
Commercial Real Estate Secured:
Purchased	2,316	888	1,428	1	1,429	—
Auto and RV Secured:
In-house originated	1,274	831	443	22	465	—
Other:

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	2,179	—	2,179	4	2,183	4
Purchased	4,388	—	4,388	3	4,391	33
Home Equity:
In-house originated	35	—	35	—	35	—
Multifamily Real Estate Secured:
In-house originated	851	—	851	10	861	107
Purchased	1,752	—	1,752	17	1,769	5
Commercial Real Estate Secured:
Purchased	2,131	—	2,131	1	2,132	411
Auto and RV Secured:
In-house originated	905	—	905	16	921	505
Total	$26,407	$4,566	$21,841	$72	$21,913	$1,065
As a % of total gross loans	1.15%	0.20%	0.95%	—%	0.95%	0.05%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	September 30, 2013
	Single Family
(Dollars in thousands)	Single Family	Home Equity	Warehouse and Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$52	$—	$—	$229	$40	$329	$—	$—	$—	$650
Collectively evaluated for impairment	5,366	152	890	3,638	955	966	195	1,489	245	13,896
Total ending allowance balance	$5,418	$152	$890	$3,867	$995	$1,295	$195	$1,489	$245	$14,546
Loans:
Loans individually evaluated for impairment[1]	$11,003	$54	$—	$4,686	$3,538	$1,242	$56	$—	$2	$20,581
Loans collectively evaluated for impairment	1,193,810	21,315	216,539	801,110	25,305	16,210	91,799	85,247	8,124	2,459,459
Principal loan balance	1,204,813	21,369	216,539	805,796	28,843	17,452	91,855	85,247	8,126	2,480,040
Unaccreted discounts and loan fees	2,867	(8)	(1,099)	1,339	(70)	295	(35,597)	(220)	—	(32,493)
Accrued interest receivable	3,953	84	197	3,137	68	91	38	280	—	7,848
Total recorded investment in loans	$1,211,633	$21,445	$215,637	$810,272	$28,841	$17,838	$56,296	$85,307	$8,126	$2,455,395
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2013
	Single Family
(Dollars in thousands)	Single Family	Home Equity	Warehouse and Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$37	$—	$—	$112	$411	$505	$—	$—	$—	$1,065
Collectively evaluated for impairment	4,775	183	1,250	3,074	967	1,031	201	1,623	13	13,117
Total ending allowance balance	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Loans:
Loans individually evaluated for impairment[1]	$12,372	$56	$—	$4,506	$3,559	$1,348	$—	$—	$—	$21,841
Loans collectively evaluated for impairment	1,058,296	22,481	204,878	763,517	25,441	17,182	108,144	78,721	419	2,279,079
Principal loan balance	1,070,668	22,537	204,878	768,023	29,000	18,530	108,144	78,721	419	2,300,920
Unaccreted discounts and loan fees	1,796	(6)	(901)	784	(74)	332	(31,488)	(263)	—	(29,820)
Accrued interest receivable	3,649	92	216	2,992	88	91	61	833	1	8,023
Total recorded investment in loans	$1,076,113	$22,623	$204,193	$771,799	$29,014	$18,953	$76,717	$79,291	$420	$2,279,123
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans consisted of the following:

(Dollars in thousands)	September 30, 2013	June 30, 2013
Single Family Real Estate Secured:
Mortgage:
In-house originated	$870	$2,179
Purchased	9,122	9,174
Home Equity:
In-house originated	12	37
Purchased	—	—
Warehouse and Other	—	—
Multifamily Real Estate Secured:
In-house originated	848	851
Purchased	2,211	2,031
Commercial Real Estate Secured:
In-house originated	—	—
Purchased	2,122	3,559
Total nonaccrual loans secured by real estate	15,185	17,831
Auto and RV Secured	402	472
Factoring	56	—
Commercial and Industrial	—	—
Other	2	—
Total non-performing loans	$15,645	$18,303
Non-performing loans to total loans	0.63%	0.80%

Approximately 23.95% of our non-performing loans at September 30, 2013 were considered TDRs, compared to 28.86% at June 30, 2013. Borrowers that make timely payments after TDRs are considered non-performing for at least six months.

Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 63.87% of the Bank’s non-performing loans are single family first mortgages already written down to 52.09% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.
The following table provides the outstanding unpaid balance of loans that are performing and non-performing by portfolio class:

	September 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,194,821	$21,357	$216,539	$802,737	$26,721	$17,050	$91,799	$85,247	$8,124	$2,464,395
Non-performing	9,992	12	—	3,059	2,122	402	56	—	2	15,645
Total	$1,204,813	$21,369	$216,539	$805,796	$28,843	$17,452	$91,855	$85,247	$8,126	$2,480,040

	June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,059,315	$22,500	$204,878	$765,141	$25,441	$18,058	$108,144	$78,721	$419	$2,282,617
Non-performing	11,353	37	—	2,882	3,559	472	—	—	—	18,303
Total	$1,070,668	$22,537	$204,878	$768,023	$29,000	$18,530	$108,144	$78,721	$419	$2,300,920

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	September 30, 2013
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$1,071,130	$123,691	$1,194,821	$606,608	$196,129	$802,737	$6,570	$20,151	$26,721
Non-performing	870	9,122	9,992	848	2,211	3,059	—	2,122	2,122
Total	$1,072,000	$132,813	$1,204,813	$607,456	$198,340	$805,796	$6,570	$22,273	$28,843

	June 30, 2013
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$925,974	$133,341	$1,059,315	$559,163	$205,978	$765,141	$6,627	$18,814	$25,441
Non-performing	2,179	9,174	11,353	851	2,031	2,882	—	3,559	3,559
Total	$928,153	$142,515	$1,070,668	$560,014	$208,009	$768,023	$6,627	$22,373	$29,000

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

The Company classifies these loans as performing TDRs that consisted of the following:

	September 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$1,011	$42	$—	$1,627	$1,416	$840	$—	$—	$—	$4,936
Non-performing loans	9,992	12	—	3,059	2,122	402	56	—	2	15,645
Total impaired loans	$11,003	$54	$—	$4,686	$3,538	$1,242	$56	$—	$2	$20,581

	June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$1,019	$20	$—	$1,623	$—	$876	$—	$—	$—	$3,538
Non-performing loans	11,353	37	—	2,882	3,559	472	—	—	—	18,303
Total impaired loans	$12,372	$57	$—	$4,505	$3,559	$1,348	$—	$—	$—	$21,841

	For the Three Months Ended September 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$10	$1	$—	$30	$20	$17	$—	$—	$—	$78
Average balances of performing TDRs	$1,014	$35	$—	$1,626	$1,419	$861	$—	$—	$—	$4,955
Average balances of impaired loans	$11,320	$55	$—	$4,898	$3,544	$1,281	$19	$—	$18	$21,135

	For the Three Months Ended September 30, 2012
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$24	$—	$—	$5	$23	$31	$—	$—	$—	$83
Average balances of performing TDRs	$2,061	$23	$—	$1,718	$1,712	$1,555	$—	$—	$—	$7,069
Average balances of impaired loans	$10,048	$113	$—	$5,936	$2,055	$2,393	$—	$—	$4	$20,549
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

The following table presents the composition of our loan portfolio by credit quality indicators:

	September 30, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$1,062,503	$4,499	$4,998	$—	$1,072,000
Purchased	122,282	607	9,924	—	132,813
Home Equity:
In-house originated	5,398	32	74	—	5,504
Purchased	15,865	—	—	—	15,865
Warehouse and Other:
In-house originated	216,539	—	—	—	216,539
Multifamily Real Estate Secured:
In-house originated	599,426	2,198	5,832	—	607,456
Purchased	181,834	9,095	7,411	—	198,340
Commercial Real Estate Secured:
In-house originated	6,570	—	—	—	6,570
Purchased	17,066	955	4,252	—	22,273
Auto and RV Secured:
In-house originated	16,423	318	711	—	17,452
Factoring:
In-house originated	91,799	—	56	—	91,855
Commercial secured and other:
In-house originated	84,249	998	—	—	85,247
Other	8,124	—	2	—	8,126
Total	$2,428,078	$18,702	$33,260	$—	$2,480,040
As a % of total gross loans	97.91%	0.75%	1.34%	—%	100.00%

	June 30, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage
In-house originated	$920,254	$5,371	$2,528	$—	$928,153
Purchased	131,213	1,323	9,979	—	142,515
Home Equity
In-house originated	5,866	32	56	—	5,954
Purchased	16,583	—	—	—	16,583
Warehouse and Other
In-house originated	204,878	—	—	—	204,878
Multifamily Real Estate Secured
In-house originated	554,924	1,358	3,625	107	560,014
Purchased	193,804	8,482	5,723	—	208,009
Commercial Real Estate Secured
In-house originated	6,627	—	—	—	6,627
Purchased	17,146	951	3,865	411	22,373
Auto and RV Secured
In-house originated	17,508	247	775	—	18,530
Factoring
In-house originated	108,144	—	—	—	108,144
Commercial secured and other:
In-house originated	77,721	1,000	—	—	78,721
Other	417	2	—	—	419
Total	$2,255,085	$18,766	$26,551	$518	$2,300,920
As a % of total gross loans	98.01%	0.82%	1.15%	0.02%	100.00%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the period indicated:

	September 30, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$2,946	$5	$—	$2,951
Purchased	1,243	—	6,003	7,246
Home equity:
In-house originated	32	32	12	76
Multifamily real estate secured:
In-house originated	2,116	—	—	2,116
Purchased	—	494	128	622
Auto and RV secured	510	125	160	795
Factoring	151	—	56	207
Total	$6,998	$656	$6,359	$14,013
As a % of total gross loans	0.28%	0.03%	0.26%	0.57%

	June 30, 2013
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$—	$3,051	$—	$3,051
Purchased	1,400	565	7,323	9,288
Home equity
In-house originated	125	32	12	169
Multifamily real estate secured
In-house originated	3,701	—	—	3,701
Purchased	—	60	399	459
Commercial real estate secured
Purchased	316	—	—	316
Auto and RV secured	453	21	177	651
Factoring	112	—	—	112
Commercial and industrial	4,824	—	—	4,824
Total	$10,931	$3,729	$7,911	$22,571
As a % of total gross loans	0.48%	0.16%	0.34%	0.98%

6.	STOCK-BASED COMPENSATION
The Company has two equity incentive plans, the 2004 Stock Incentive Plan (“2004 Plan”) and the 1999 Stock Option Plan (collectively, the "Plans"), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants.
1999 Stock Option Plan. In July 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan ("1999 Plan") and in August 2001, the Company’s shareholders approved an amendment to the 1999 Plan such that 15% of the outstanding shares of the Company would always be available for grants under the 1999 Plan. The 1999 Plan is designed to encourage selected employees and directors to improve operations and increase profits, to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The 1999 Plan requires that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and nonqualified options. The options issued under the 1999 Plan generally vest in between three and five years. Option expiration dates are established by the plan administrator but may not be later than 10 years after the date of the grant.
In November 2007, the shareholders of the Company approved the termination of the 1999 Plan. No new option awards will be made under the 1999 Plan and the outstanding awards under the 1999 Plan will continue to be subject to the terms and conditions of the 1999 Plan.
2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At September 30, 2013, there were a maximum of 2,555,356 shares available for issuance under the limits of the 2004 Plan.
Stock Options. At September 30, 2013, expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding - July 1, 2012	190,117	$8.93
Granted	—	—
Exercised	(27,135)	9.59
Canceled	(500)	11.00
Outstanding - June 30, 2013	162,482	$8.81
Granted	—	—
Exercised	(26,080)	9.01
Canceled	—	—
Outstanding - September 30, 2013	136,402	$8.77
Options exercisable - June 30, 2013	162,482	$8.81
Options exercisable - September 30, 2013	136,402	$8.77

The following table summarizes information as concerning currently outstanding and exercisable options:

As of September 30, 2013
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	44,350	2.82	44,350	$7.35
8.50	7,500	2.16	7,500	8.50
9.20	7,500	1.90	7,500	9.20
9.50	65,020	1.82	65,020	9.50
10.00	12,032	0.75	12,032	10.00
$8.77	136,402	2.07	136,402	$8.77

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at September 30, 2013 was $7,643.
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
During the quarters ended September 30, 2013 and 2012, the Company granted 104,970 and 114,578 restricted stock units respectively, to employees and directors. Restricted stock unit (“RSU”) awards granted during these quarters vest over 3 years, one-third on each anniversary date, except for any RSUs granted to our CEO, vest one-fourth on each fiscal year end.
The Company's income before income taxes and net income for the three months ended September 30, 2013 and 2012 included stock award expense was $966 and $708, with total income tax benefit of $391 and $283, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2013, unrecognized compensation expense related to non-vested awards aggregated to $10,581 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2014	$3,216
2015	3,512
2016	2,740
2017	1,113
Total	$10,581

The following table presents the status and changes in restricted stock grants for the periods indicated:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2012	360,662	$13.20
Granted	181,483	28.83
Vested	(213,355)	13.32
Cancelled	(30,305)	18.01
Non-vested balance at June 30, 2013	298,485	$22.13
Granted	104,970	58.21
Vested	(64,931)	14.92
Cancelled	(1,205)	28.29
Non-vested balance at September 30, 2013	337,319	$34.73

The total fair value of shares vested for the three months ended September 30, 2013 was $4,237.
2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At September 30, 2013, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2013	2012
Earnings Per Common Share
Net income	$12,182	$8,989
Preferred stock dividends	(78)	(77)
Net income attributable to common shareholders	$12,104	$8,912
Average common shares issued and outstanding	13,850,909	11,825,054
Average unvested Restricted stock grant and RSU shares	330,948	366,008
Total qualifying shares	14,181,857	12,191,062
Earnings per common share	$0.85	$0.73
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$12,104	$8,912
Preferred stock dividends to dilutive convertible preferred	—	—
Dilutive net income attributable to common shareholders	$12,104	$8,912
Average common shares issued and outstanding	14,181,857	12,191,062
Dilutive effect of Stock Options	79,631	74,464
Dilutive effect of convertible preferred stock	—	987,757
Total dilutive common shares issued and outstanding	14,261,488	13,253,283
Diluted earnings per common share	$0.85	$0.67

8.	COMMITMENTS AND CONTINGENCIES

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
At September 30, 2013, the Company had commitments to originate $51.4 million in fixed rate loans and $64.6 million in variable rate loans, totaling an aggregate outstanding principal balance of $115.9 million. Our fixed rate commitments to originate had rates ranging from 3.00% to 9.10%. At September 30, 2013, the Company also had commitments to sell $41.8 million in fixed rate loans and $2.7 million in variable rate loans, totaling an aggregate outstanding principal balance of $44.6 million.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There was one new related party loan granted under the provisions of the employee loan program during the three months ended September 30, 2013, and no refinances of existing loans or new loans granted during the three months ended September 30, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2013, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2013, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General

Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with approximately $3.3 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.'s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 3000 Index.

BofI Federal Bank is a federal savings bank wholly-owned by our company and regulated by the Office of the Comptroller of the Currency ("OCC"). The parent company, BofI Holding, Inc., is a unitary savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.
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

Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2013 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year end June 30, 2013.

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

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	September 30, 2013	June 30, 2013	September 30, 2012
Selected Balance Sheet Data:
Total assets	$3,284,182	$3,090,771	$2,617,319
Loans—net of allowance for loan losses	2,433,001	2,256,918	1,912,999
Loans held for sale, at fair value	19,695	36,665	52,433
Loans held for sale, lower of cost or market	51,223	40,326	69,567
Allowance for loan losses	14,546	14,182	10,171
Securities—trading	7,734	7,111	6,439
Securities—available-for-sale	220,081	185,607	160,378
Securities—held-to-maturity	267,670	275,691	300,039
Total deposits	2,192,964	2,091,999	1,852,971
Securities sold under agreements to repurchase	110,000	110,000	120,000
Advances from the FHLB	656,000	590,417	404,000
Subordinated debentures and other borrowings	5,155	5,155	5,155
Total stockholders’ equity	282,617	268,262	214,706

BofI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2013	2012
Selected Income Statement Data:
Interest and dividend income	$36,346	$30,989
Interest expense	8,236	8,504
Net interest income	28,110	22,485
Provision for loan losses	500	2,550
Net interest income after provision for loan losses	27,610	19,935
Non-interest income	6,976	6,761
Non-interest expense	14,514	11,532
Income before income tax expense	20,072	15,164
Income tax expense	7,890	6,175
Net income	$12,182	$8,989
Net income attributable to common stock	$12,104	$8,912
Per Share Data:
Net income:
Basic	$0.85	$0.73
Diluted	$0.85	$0.67
Book value per common share	$20.11	$16.36
Tangible book value per common share	$20.11	$16.36
Weighted average number of shares outstanding:
Basic	14,181,857	12,191,062
Diluted	14,261,488	13,253,283
Common shares outstanding at end of period	13,803,247	12,813,171
Common shares issued at end of period	14,729,240	13,647,741
Performance Ratios and Other Data:
Loan originations for investment	$470,669	$279,697
Loan originations for sale	$186,696	$254,796
Loan purchases	$—	$1,541
Return on average assets	1.63%	1.44%
Return on average common stockholders’ equity	17.73%	18.46%
Interest rate spread[1]	3.73%	3.58%
Net interest margin[2]	3.86%	3.70%
Efficiency ratio	41.37%	39.43%
Capital Ratios:
Equity to assets at end of period	8.61%	8.20%
Tier 1 leverage (core) capital to adjusted tangible assets[3]	8.50%	8.20%
Tier 1 risk-based capital ratio[3]	14.65%	12.83%
Total risk-based capital ratio[3]	15.41%	13.44%
Tangible capital to tangible assets[3]	8.50%	8.20%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.02%	0.42%
Non-performing loans to total loans	0.63%	1.07%
Non-performing assets to total assets	0.55%	0.82%
Allowance for loan losses to total loans at end of period	0.59%	0.53%
Allowance for loan losses to non-performing loans	92.98%	48.96%
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
3. Reflects regulatory capital ratios of BofI Federal Bank.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2013 and 2012
For the three months ended September 30, 2013, we had net income of $12.2 million compared to net income of $9.0 million for the three months ended September 30, 2012. Net income attributable to common stockholders was $12.1 million or $0.85 per diluted share for the three months ended September 30, 2013 compared to net income attributable to common shareholders of $8.9 million or $0.67 per diluted share for the three months ended September 30, 2012.

Other key comparisons between our operating results for the three months ended September 30, 2013 and 2012 are:

•
Net interest income increased $5.6 million in the quarter ended September 30, 2013 due to a 19.9%, increase in average earning assets primarily from the growth in our loan portfolio, and a net decrease in the average funding rate of our liabilities. Our net interest margin increased 16 basis points in the quarter ended September 30, 2013 compared to September 30, 2012. The overall rate on interest earning assets was lower by 11 basis points for the three months ended September 30, 2013 compared to September 30, 2012, primarily due to a decrease in market interest rates for new loans and borrower repayments of higher rate loans. This reduction on the asset side was more than offset by a 26 basis point reduction in average rates paid on interest bearing liabilities for the three months ending September 30, 2013 compared to September 30, 2012. The reduction was primarily due to a shift in the deposit mix towards interest bearing demand and savings accounts and away from time deposits, as well as a decrease in average rates paid on demand and savings accounts of 12 basis points.

•
Non-interest income increased $0.2 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in non-interest income for the quarter was the result of a $3.1 million increase in gain on sale - other primarily resulting from sales of structured settlements, a $0.6 million increase in banking service fees and other income, a $0.5 million increase in prepayment penalty fee income, and a combined $0.5 million increase in gains on securities, partially offset by a $4.5 million decrease in mortgage banking income.

•
Non-interest expense increased $3.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. For the three months ended September 30, 2013 compared to the three months ended September 30, 2012 salaries and related expenses increased $1.4 million primarily due to the overall increase in staff, mainly in our loan and deposit areas to support the overall growth of the Bank. Professional fees increased $0.8 million due to acquisition contracts and new business costs, data processing and internet were up $0.6 million due to core system updates and increased bank customers.

We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings ("core earnings"), a non-GAAP measurement, which we believe provides useful information about the Bank's operating performance. Core earnings for the three months ended September 30, 2013 and 2012, were $12.0 million and $9.2 million, respectively.

Below is a reconciliation of net income to core earnings:

	Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Net Income	$12,182	$8,989
Realized securities gains	(208)	—
Unrealized securities losses	(51)	272
Tax provision	102	(111)
Core Earnings	$12,025	$9,150
Net Interest Income
Net interest income for the quarter ended September 30, 2013 totaled $28.1 million, an increase of 25.0%, compared to net interest income of $22.5 million for the quarter ended September 30, 2012. The growth of net interest income is primarily due to net loan portfolio growth which increased average earning assets and due to a net decrease in the average funding rate of our liabilities.
Total interest and dividend income during the three months ended September 30, 2013 increased 17.3% to $36.3 million compared to $31.0 million during the three months ended September 30, 2012. The increase in interest and dividend income for the 2013 quarter was attributable primarily to growth in average earning assets from growth in the loan portfolio. The average balance of loans increased 21.7% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in interest income on loans was partially offset by lower rates earned on loans and mortgage-backed securities. The loan portfolio yield for the quarter ended September 30, 2013 decreased 5 basis points and the total interest-earning assets yield decreased 11 basis points from the 2012 period. The net growth in average earning assets for the 2013 quarter was funded largely by increased deposits and to a lesser extent borrowings.
Total interest expense was $8.2 million for the three months ended September 30, 2013, a decrease of $0.3 million or 3.2% as compared with the same period in 2012. The average funding rate decreased by 26 basis points while average interest-bearing liabilities grew 16.1%. Contributing to the decrease in the average funding rates were decreases in the average rates for time deposits of 10 basis points, FHLB advances of 38 basis points and demand and savings accounts of 12 basis points for the three months ended September 30, 2013 compared to the period in 2012. Net interest margin, defined as annualized net interest income divided by average earning assets, increased by 16 basis points to 3.86% for the quarter ended September 30, 2013, compared with 3.70% for the quarter ended September 30, 2012.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2013 and 2012:

	For the three month period ended
	September 30,
	2013			2012
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$2,345,467	$30,385	5.18%	$1,926,883	$25,208	5.23%
Federal funds sold	—	—	—%	6,724	3	0.18%
Interest-earning deposits in other financial institutions	60,250	42	0.28%	307	—	—%
Mortgage-backed and other investment securities[4,5]	483,819	5,609	4.64%	477,612	5,756	4.82%
Stock of the FHLB, at cost	26,356	310	4.70%	20,657	22	0.43%
Total interest-earning assets	2,915,892	36,346	4.99%	2,432,183	30,989	5.10%
Non-interest-earning assets	72,105			65,707
Total assets	$2,987,997			$2,497,890
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,049,471	$1,777	0.68%	$739,572	$1,488	0.80%
Time deposits	962,711	3,828	1.59%	960,332	4,049	1.69%
Securities sold under agreements to repurchase	110,000	1,232	4.48%	120,000	1,339	4.46%
Advances from the FHLB	477,554	1,363	1.14%	418,685	1,587	1.52%
Other borrowings	5,155	36	2.79%	5,155	41	3.18%
Total interest-bearing liabilities	2,604,891	8,236	1.26%	2,243,744	8,504	1.52%
Non-interest-bearing demand deposits	82,860			21,817
Other non-interest-bearing liabilities	22,149			18,902
Stockholders’ equity	278,097			213,427
Total liabilities and stockholders’ equity	$2,987,997			$2,497,890
Net interest income		$28,110			$22,485
Interest rate spread[6]			3.73%			3.58%
Net interest margin[7]			3.86%			3.70%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $32.6 million and $33.3 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2013 and 2012 three month periods, respectively.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended
	September 30,
	2013 vs 2012
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$5,473	$(241)	$(55)	$5,177
Federal funds sold	(3)	(3)	3	(3)
Interest-earning deposits in other financial institutions	—	—	42	42
Mortgage-backed and other investment securities	75	(215)	(7)	(147)
Stock of the FHLB, at cost	6	221	61	288
	$5,551	$(238)	$44	$5,357
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$620	$(222)	$(109)	$289
Time deposits	10	(240)	9	(221)
Securities sold under agreements to repurchase	(112)	6	(1)	(107)
Advances from the FHLB	224	(398)	(50)	(224)
Other borrowings	—	(5)	—	(5)
	$742	$(859)	$(151)	$(268)

Provision for Loan Losses
The loan loss provision was $0.5 million compared to $2.6 million for the three months ended September 30, 2013 and September 30, 2012. The decrease in the provision for the three month period ended September 30, 2013 is due to a favorable decrease in the loan charge-offs partially offset by addition to the allowance for growth of the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012	Inc (Dec)
Realized gain on securities:
Sale of mortgage-backed securities	$208	$—	$208
Total realized gain on securities	208	—	208
Other than temporary loss on securities:
Total impairment losses	$253	$(2,872)	$3,125
Loss recognized in other comprehensive loss	(825)	1,998	(2,823)
Net impairment loss recognized in earnings	(572)	(874)	302
Fair value gain on trading securities	623	602	21
Total unrealized loss on securities	51	(272)	323
Prepayment penalty fee income	654	202	452
Mortgage banking income	1,986	6,456	(4,470)
Gain on sale - other	3,089	—	3,089
Banking service fees and other income	988	375	613
Total non-interest income	$6,976	$6,761	$215

Non-interest income increased $0.2 million to $7.0 million for the three months ended September 30, 2013. The increase was primarily the result of a $3.1 million increase in gain on sale - other, primarily resulting from sales of structured settlements. A decline of $4.5 million in mortgage banking income tempered the increase in non-interest income as interest rates ticked up and the number of loans eligible for rate reductions dropped. Other contributions to the increase were a $0.5 million net positive change in securities gains, a $0.5 million increase in prepayment penalty fee income and a $0.6 million increase in banking service fees and other income due primarily to prepaid card sponsorships added in 2013.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012	Inc (Dec)
Salaries and related costs	$7,782	$6,369	$1,413
Professional services	1,680	918	762
Occupancy and equipment	549	507	42
Data processing and internet	1,185	571	614
Advertising and promotional	589	794	(205)
Depreciation and amortization	721	337	384
Real estate owned and repossessed vehicles	69	98	(29)
FDIC and regulator fees	547	488	59
Other general and administrative	1,392	1,450	(58)
Total non-interest expenses	$14,514	$11,532	$2,982

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $14.5 million for the three months ended September 30, 2013, up from $11.5 million for the three months ended September 30, 2012. The increase in compensation expense for the three months ended September 30, 2013 is primarily due to the expansion of the Banks' staffing for lending products, strategic partnerships, business banking and regulatory compliance.

Total salaries and related costs increased $1.4 million to $7.8 million for the quarter ended September 30, 2013 compared to $6.4 million for the quarter ended September 30, 2012 due to increased staffing levels to support growth in deposit and lending activities. Our staff increased to 320 from 261, or 22.6% between the quarters ended September 30, 2013 and 2012, respectively.
Professional services, which include accounting and legal fees, increased $0.8 million for the three months ended September 30, 2013, compared to the same period last year. The increases were primarily due to legal fees related to acquisition contracts and business expansion costs.
Advertising and promotional expense decreased $0.2 million for the three months periods ended September 30, 2013, compared to the same period ended September 30, 2012. The decrease was primarily due to declines in online, email and direct leads expense primarily related to Agency mortgage banking.
Data processing and internet expense increased $0.6 million for the three months ended September 30, 2013, compared to the same period last year. The increase was primarily due to growth in the number of customer accounts and enhancements to the Bank's core processing system.
The cost of our Federal Deposit Insurance Corporation or “FDIC” and "OCC" standard regulatory charges increased $0.1 million for the three months ended September 30, 2013, compared to the same period last year. The increase was due to the overall growth of the Bank's liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative expense decreased $0.1 million for the three months ended September 30, 2013, compared to the same period last year, due to a decrease in loan origination expense.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2013 and 2012 were 39.31% and 40.72%, respectively. The reduction in the tax rate is the result of changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $193.4 million, or 6.3%, to $3,284.2 million, as of September 30, 2013, up from $3,090.8 million at June 30, 2013. The increase in total assets was primarily due to an increase of $176.1 million in net loans held for investment. Total liabilities increased $179.1 million, primarily due to an increase in deposits of $101.0 million and an increase in borrowings from the Federal Home Loan Bank of San Francisco (the “FHLB”) of $65.6 million.
Loans
Net loans held for investment increased 7.8% to $2,433.0 million at September 30, 2013 from $2,256.9 million at June 30, 2013. The increase in the loan portfolio was due to loan originations and purchases of $470.7 million, offset by loan repayments of $265.2 million, net transfers to our held for sale portfolio of $31.0 million and a net increase in the allowance of $0.4 million during the three months ended September 30, 2013.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2013		June 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$1,204,813	48.59%	$1,070,668	46.53%
Home equity	21,369	0.86%	22,537	0.98%
Warehouse and other	216,539	8.73%	204,878	8.90%
Multifamily real estate secured	805,796	32.49%	768,023	33.38%
Commercial real estate secured	28,843	1.16%	29,000	1.26%
Auto and RV secured	17,452	0.70%	18,530	0.81%
Factoring	91,855	3.70%	108,144	4.70%
Commercial & Industrial	85,247	3.44%	78,721	3.42%
Other	8,126	0.33%	419	0.02%
Total gross loans	2,480,040	100.00%	2,300,920	100.00%
Allowance for loan losses	(14,546)		(14,182)
Unaccreted discounts and loan fees	(32,493)		(29,820)
Net mortgage loans on real estate	$2,433,001		$2,256,918

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of September 30, 2013, the Company had $377.6 million of interest only mortgage loans and $6.9 million of option adjustable-rate mortgage loans. Through September 30, 2013, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At September 30, 2013, our non-performing loans totaled $15.6 million, or 0.63% of total gross loans and our total non-performing assets totaled $18.2 million, or 0.55% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2013	June 30, 2013	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$9,992	$11,353	$(1,361)
Home equity	12	37	(25)
Multifamily real estate secured	3,059	2,882	177
Commercial real estate secured	2,122	3,559	(1,437)
Total non-performing loans secured by real estate	15,185	17,831	(2,646)
Auto and RV secured	402	472	(70)
Factoring	56	—	56
Other	2	—	2
Total non-performing loans	15,645	18,303	(2,658)
Foreclosed real estate	2,475	1,865	610
Repossessed—vehicles	87	141	(54)
Total non-performing assets	$18,207	$20,309	$(2,102)
Total non-performing loans as a percentage of total loans	0.63%	0.80%	(0.17)%
Total non-performing assets as a percentage of total assets	0.55%	0.66%	(0.11)%

Total non-performing assets decreased from $20.3 million at June 30, 2013 to $18.2 million at September 30, 2013. As a percentage of total assets, non-performing assets decreased from 0.66% at June 30, 2013 to 0.55% at September 30, 2013. The non-performing assets decrease of approximately $2.1 million, was primarily the result of certain single family and commercial real estate loans offset by a net increase in the multifamily segment of our portfolio.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $4.9 million at September 30, 2013 and $3.5 million at June 30, 2013.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2013, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at September 30, 2013 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $16,210 (dollars in thousands) of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $4,244; 715 – 769: $5,121; 700 -714: $1,347; 660 – 699: $2,730 and less than 660: $2,768.

We experienced increased charge-offs of RV loans in fiscal 2007 through 2011, due to the nationwide recession. Our portfolio of RV loans is expected to decrease in the future because the Bank ceased originating RV loans in fiscal 2009.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying quantitative and qualitative loss rates. The LTV groupings for each significant mortgage class are as follows (dollars in thousands):
The Company had $1,193,810 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $759,165; 61% – 70%: $359,085; 71% – 80%: $65,582; greater than 80%: $9,978.
The Company had $801,110 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $354,157; 56% – 65%: $299,615; 66% – 75%: $139,120; 76% – 80%: $6,332 and greater than 80%: $1,886.
The Company had $25,305 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $15,717; 51% – 60%: $6,558; 61% – 70%: $2,087; and 71% – 80%: $943.
The weighted average LTV percentage for our entire real estate loan portfolio was 55% at September 30, 2013. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

(Dollars in thousands)	September 30, 2013	June 30, 2013
Non-performing loans—90+ days past due plus other non-accrual loans	$11,898	$13,020
Troubled debt restructuring loans—non-accrual	3,747	5,283
Troubled debt restructuring loans—performing	4,936	3,538
Total impaired loans	$20,581	$21,841

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2013		June 30, 2013
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	5,418	37.26%	4,812	33.93%
Home equity	152	1.04%	183	1.29%
Warehouse and other	890	6.12%	1,250	8.81%
Multifamily real estate secured	3,867	26.58%	3,186	22.47%
Commercial real estate secured	995	6.84%	1,378	9.72%
Auto and RV secured	1,295	8.90%	1,536	10.83%
Factoring	195	1.34%	201	1.42%
Commercial & Industrial	1,489	10.24%	1,623	11.44%
Other	245	1.68%	13	0.09%
Total	$14,546	100.00%	$14,182	100.00%
The loan loss provision was $0.5 million and $2.6 million for the quarters ended September 30, 2013 and September 30, 2012, respectively. The decrease in the loan loss provision was the result of lower charge-offs and improvements in non-performing loans and delinquencies. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing REO and non-performing loans should not have a significant adverse impact on our operating results.

Investment Securities
Total investment securities were $495.5 million as of September 30, 2013, compared with $468.4 million at June 30, 2013. During the three months ended September 30, 2013, we purchased $43.2 million in Municipal debt, had received principal repayments of approximately $8.7 million in our available-for-sale portfolio. In our held-to-maturity portfolio, we received principal repayments of $10.9 million with the balance of the change attributable to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held-to-maturity or available-for-sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $101.0 million, or 4.8%, to $2,193.0 million at September 30, 2013, from $2,092.0 million at June 30, 2013. Our deposit growth composition was the result of a 50.2% increase in interest-bearing demand accounts and an 16.9% increase in savings accounts as a result of our acquisition of approximately $173 million in deposits from Principal Bank, including $142 million in checking, savings and money market accounts and $31 million in time deposit accounts, and increased promotion and competitive pricing of savings accounts partially offset by a decline in our time deposits during the three months ended September 30, 2013.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2013		June 30, 2013
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$92,900	—%	$81,524	—%
Interest bearing:
Demand	468,028	0.51%	311,539	0.50%
Savings	749,771	0.67%	641,534	0.67%
Total demand and savings	1,217,799	0.60%	953,073	0.61%
Time deposits:
Under $100,000	163,449	1.33%	183,754	1.36%
$100,000 or more	718,816	1.63%	873,648	1.52%
Total time deposits[2]	882,265	1.58%	1,057,402	1.50%
Total interest bearing	2,100,064	1.01%	2,010,475	1.08%
Total deposits	$2,192,964	0.97%	$2,091,999	1.04%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total includes brokered deposits of $446.5 million and $435.6 million as of September 30, 2013 and June 30, 2013, respectively, of which $294.7 million and $283.5 million, respectively, are time deposits.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	September 30, 2013	June 30, 2013	September 30, 2012
Checking and savings accounts	30,938	23,569	21,308
Time deposits	10,005	11,103	12,004
Total number of deposit accounts	40,943	34,672	33,312

Borrowings

The following table sets forth the composition of our borrowings as of the dates indicated:

	September 30, 2013		June 30, 2013		September 30, 2012
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$110,000	4.40%	$110,000	4.40%	$120,000	4.34%
FHLB Advances	656,000	0.85%	590,417	0.92%	404,000	1.57%
Subordinated debentures and other borrowings	5,155	2.66%	5,155	2.67%	5,155	2.86%
	$771,155	1.37%	$705,572	1.48%	$529,155	2.21%

Weighted average cost of borrowings during the quarter	1.77%		1.83%		2.18%
Borrowings as a percent of total assets	23.48%		22.83%		20.22%

At September 30, 2013, total borrowings amounted to $771.2 million, up from $705.6 million or 9.30% from June 30, 2013 and up $242.0 million or 45.73% from September 30, 2012. Total borrowings represented 23.48% of total assets and had a weighted average cost of 1.77% at September 30, 2013, compared with 22.83% of total assets at a weighted average cost of 1.83% at June 30, 2013 and 20.22% of total assets at a weighted average cost of 2.18% at September 30, 2012.
We have sold securities under various agreements to repurchase for total proceeds of $110.0 million. The repurchase agreements have interest rates between 3.75% and 4.75% and scheduled maturities between November 2013 and December 2017. Under these agreements, we may be required to repay the $110.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 1.45 years and the weighted average remaining period before such repurchase agreements could be called is 0.12 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2013, a total of $15.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $15.0 million in putable advances is 2.25 years and the weighted average remaining period before such advances could be put to us is 0.16 years.
Stockholders’ Equity
Stockholders’ equity increased $14.4 million to $282.6 million at September 30, 2013 compared to $268.3 million at June 30, 2013. The increase was the result of our net income for the three months ended September 30, 2013 of $12.2 million, vesting and issuance of RSU's and exercise of stock options of $1.8 million, a $0.6 million unrealized gain in other comprehensive income, net of tax and a reduction of $0.1 million in dividends declared on preferred stock.

LIQUIDITY

Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Operating Activities	$59,988	$(32,339)
Investing Activities	$(233,211)	$(179,882)
Financing Activities	$168,512	$220,139
During the three months ended September 30, 2013, we had net cash inflows from operating activities of $60.0 million compared to outflows of $32.3 million for the for the three months ended September 30, 2012. Net operating cash inflows and outflows fluctuate due to the timing of mortgage loan originations and sales.
Net cash outflows from investing activities totaled $233.2 million for the three months ended September 30, 2013, while outflows totaled $179.9 million for the same period in 2013. The increase was primarily due to higher loan originations which were only partially offset by increased repayments of loans in the 2014 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $168.5 million for the three months ended September 30, 2013, while inflows totaled $220.1 million for the three months ended September 30, 2012. Net cash provided by financing activities increased primarily from growth in deposits and a net increase in FHLB advances for the three months ended September 30, 2013 compared to September 30, 2012. During the three months ended September 30, 2013, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2013, the Company had $542.1 million available immediately and an additional $37.4 million available with additional collateral. At September 30, 2013, we also had two $10.0 million unsecured federal funds purchase lines with two different banks under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2013, the Bank did not have any borrowings outstanding and the amount available from this source was $24.9 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $446.5 million outstanding at September 30, 2013. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

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
In fiscal year 2013, we commenced sales of common stock through the ATM Offering. There were no sales through the ATM Offering during the quarter ended September 30, 2013. The details of the shares of common stock sold through the ATM Offering through September 30, 2013 are as follows:

Distribution Agent	Month	Per Share Price and Number of Shares Sold		Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates	March 2013	$35.25	200,000	$6,874	$176
As of September 30, 2013, the total gross sales we completed and the remaining sales we have available under the ATM Offering were $7,050,000 and $42,950,000, respectively.

OFF-BALANCE SHEET COMMITMENTS
At September 30, 2013, we had commitments to originate loans with an aggregate outstanding principal balance of $115.9 million, and commitments to sell loans with an aggregate outstanding principal balance of $44.6 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of September 30, 2013 totaled $440.8 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of September 30, 2013
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$801,644	$570,656	$70,279	$106,060	$54,649
Time deposits[2]	894,151	445,439	192,030	70,753	185,929
Operating lease obligations[3]	14,424	1,998	3,983	4,292	4,151
Total	$1,710,219	$1,018,093	$266,292	$181,105	$244,729
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2013.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for a lease of real property.

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
Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the OCC require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2013, our Bank met all the capital adequacy requirements to which it was subject. At September 30, 2013, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2013 that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements were as follows:

	As of September 30, 2013
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$280,391	8.50%	$131,957	4.00%	$164,946	5.00%
Tier 1 capital (to risk-weighted assets)	280,391	14.65%	N/A	N/A	114,835	6.00%
Total capital (to risk-weighted assets)	294,937	15.41%	153,114	8.00%	191,392	10.00%
Tangible capital (to tangible assets)	280,391	8.50%	49,484	1.50%	N/A	N/A

	As of June 30, 2013
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$268,103	8.63%	$124,277	4.00%	$155,346	5.00%
Tier 1 capital (to risk-weighted assets)	268,103	14.52%	N/A	N/A	110,813	6.00%
Total capital (to risk-weighted assets)	282,285	15.28%	147,751	8.00%	184,689	10.00%
Tangible capital (to tangible assets)	268,103	8.63%	46,604	1.50%	N/A	N/A

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

The following table sets forth the interest rate sensitivity of our assets and liabilities at September 30, 2013:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2013
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$196,983	$—	$—	$196,983
Securities[1]	301,170	16,894	177,421	495,485
Stock of the FHLB, at cost	30,832	—	—	30,832
Loans—net of allowance for loan loss[2]	339,497	1,564,182	529,322	2,433,001
Loans held for sale	71,188	—	—	71,188
Total interest-earning assets	939,670	1,581,076	706,743	3,227,489
Non-interest earning assets	—	—	—	56,693
Total assets	$939,670	$1,581,076	$706,743	$3,284,182
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,658,604	$257,813	$183,647	$2,100,064
Securities sold under agreements to repurchase	75,000	35,000	—	110,000
Advances from the FHLB[4]	486,000	125,000	45,000	656,000
Other borrowed funds	5,155	—	—	5,155
Total interest-bearing liabilities	2,224,759	417,813	228,647	2,871,219
Other non-interest-bearing liabilities	—	—	—	130,346
Stockholders’ equity	—	—	—	282,617
Total liabilities and equity	$2,224,759	$417,813	$228,647	$3,284,182
Net interest rate sensitivity gap	$(1,285,089)	$1,163,263	$478,096	$356,270
Cumulative gap	$(1,285,089)	$(121,826)	$356,270	$356,270
Net interest rate sensitivity gap—as a % of interest earning assets	(136.76)%	73.57%	67.65%	11.04%
Cumulative gap—as % of cumulative interest earning assets	(136.76)%	(4.83)%	11.04%	11.04%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of September 30, 2013
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$226,997	(38.6)%	7.24%
Up 200 basis points	277,264	(25.0)%	8.58%
Up 100 basis points	328,915	(11.0)%	9.89%
Base	369,537	—%	10.86%
Down 100 basis points	385,116	4.2%	11.15%
Down 200 basis points	388,321	5.1%	11.16%

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under “MD&A - Factors That May Affect Our Performance," in our Annual Report on Form 10-K for the year ended June 30, 2013. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the three months ended September 30, 2013. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended September 30, 2013
July 1, 2013 to September 30, 2013	—	$—	—	319,291
Balance at September 30, 2013	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at July 1, 2013	309,204
July 1, 2013 to July 31, 2013	1,076
August 1, 2013 to August 31, 2013	18,696
September 1, 2013 to September 30, 2013	1,317
Ending Balance at September 30, 2013	330,293
Total Treasury Shares at September 30, 2013	925,993

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

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

BofI Holding, Inc.

Dated:	November 5, 2013	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 5, 2013	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)