Form 10-Q
period 2013-12-31
BofI Holding, Inc.
filed 2014-02-05
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 14,116,304 shares of common stock, $0.01 par value per share, as of January 30, 2014.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	December 31, 2013	June 30, 2013
ASSETS
Cash and due from banks	$128,823	$196,264
Federal funds sold	3,063	5,430
Total cash and cash equivalents	131,886	201,694
Securities:
Trading	7,546	7,111
Available-for-sale	211,328	185,607
Held-to-maturity fair value $248,797 as of December 2013 and $271,854 as of June 2013	258,955	275,691
Stock of the Federal Home Loan Bank, at cost	35,861	27,750
Loans held for sale, carried at fair value	24,467	36,665
Loans held for sale, lower of cost or fair value	62,895	40,326
Loans - net of allowance for loan losses of $15,200 as of December 2013 and $14,182 as of June 2013	2,777,325	2,256,918
Accrued interest receivable	9,416	9,763
Furniture, equipment and software—net	6,337	6,418
Deferred income tax	24,247	23,555
Cash surrender value of life insurance	5,536	5,445
Other real estate owned and repossessed vehicles	1,254	2,006
Other assets	11,246	11,822
TOTAL ASSETS	$3,568,299	$3,090,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$117,732	$81,524
Interest bearing	2,285,357	2,010,475
Total deposits	2,403,089	2,091,999
Securities sold under agreements to repurchase	95,000	110,000
Advances from the Federal Home Loan Bank	729,000	590,417
Subordinated debentures	5,155	5,155
Accrued interest payable	1,582	1,674
Accounts payable and accrued liabilities and other liabilities	22,803	23,264
Total liabilities	3,256,629	2,822,509
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock— $0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of December 2013 and June 2013	5,063	5,063
Common stock—$0.01 par value; 50,000,000 shares authorized; 14,986,263 shares issued and 14,052,446 shares outstanding as of December 2013; 25,000,000 shares authorized; 14,638,229 shares issued and 13,733,325 shares outstanding as of June 2013	150	146
Additional paid-in capital	177,743	156,297
Accumulated other comprehensive income (loss)—net of tax	(12,027)	(10,800)
Retained earnings	152,994	127,813
Treasury stock, at cost; 933,817 shares as of December 2013 and 904,904 shares as of June 2013	(12,253)	(10,257)
Total stockholders' equity	311,670	268,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,568,299	$3,090,771
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$34,957	$28,119	$65,342	$53,327
Investments	6,270	5,448	12,231	11,229
Total interest and dividend income	41,227	33,567	77,573	64,556
INTEREST EXPENSE:
Deposits	5,717	5,749	11,322	11,286
Advances from the Federal Home Loan Bank	1,504	1,561	2,867	3,148
Other borrowings	1,179	1,321	2,446	2,701
Total interest expense	8,400	8,631	16,635	17,135
Net interest income	32,827	24,936	60,938	47,421
Provision for loan losses	1,000	1,950	1,500	4,500
Net interest income, after provision for loan losses	31,827	22,986	59,438	42,921
NON-INTEREST INCOME:
Realized gain on sale of mortgage-backed securities	—	—	208	—
Other-than-temporary loss on securities:
Total impairment losses	(1,606)	(2,873)	(1,352)	(5,745)
Loss recognized in other comprehensive income	733	2,053	(93)	4,051
Net impairment loss recognized in earnings	(873)	(820)	(1,445)	(1,694)
Fair value gain on trading securities	(188)	295	435	897
Total unrealized loss on securities	(1,061)	(525)	(1,010)	(797)
Prepayment penalty fee income	1,174	513	1,828	715
Gain on sale - other	1,047	—	4,136	—
Mortgage banking income	3,139	5,579	5,125	12,035
Banking service fees and other income	1,244	682	2,233	1,057
Total non-interest income	5,543	6,249	12,520	13,010
NON-INTEREST EXPENSE:
Salaries and related costs	7,960	6,952	15,743	13,321
Professional services	1,242	726	2,921	1,644
Occupancy and equipment	577	477	1,126	984
Data processing and internet	1,321	656	2,506	1,227
Advertising and promotional	1,214	1,116	1,803	1,910
Depreciation and amortization	696	449	1,417	786
Real estate owned and repossessed vehicles	(164)	15	(95)	113
FDIC and regulator fees	547	494	1,094	982
Other general and administrative	1,911	1,896	3,305	3,346
Total non-interest expense	15,304	12,781	29,820	24,313
INCOME BEFORE INCOME TAXES	22,066	16,454	42,138	31,618
INCOME TAXES	8,912	6,686	16,802	12,861
NET INCOME	$13,154	$9,768	$25,336	$18,757
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$13,077	$9,436	$25,181	$18,348
COMPREHENSIVE INCOME	$11,317	$8,946	$24,109	$16,653
Basic earnings per share	$0.92	$0.71	$1.77	$1.44
Diluted earnings per share	$0.91	$0.70	$1.77	$1.37
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2013	2012	2013	2012
NET INCOME	$13,154	$9,768	$25,336	$18,757
Other comprehensive income:
Net unrealized gain (loss) from available-for-sale securities	(1,983)	391	(2,044)	194
Other-than-temporary impairment on held-to-maturity securities recognized in other comprehensive income	(1,078)	(1,762)	—	(3,702)
Unrealized gain (loss), net of reclassification adjustments, before income tax	(3,061)	(1,371)	(2,044)	(3,508)
Income tax (expense) benefit related to items of other comprehensive income	1,224	549	817	1,404
Other comprehensive income (loss)	(1,837)	(822)	(1,227)	(2,104)
Comprehensive income	$11,317	$8,946	$24,109	$16,653

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE — July 1, 2013	515	$5,063	14,638,229	(904,904)	13,733,325	$146	$156,297	$127,813	$(10,800)	$(10,257)	$268,262
Net income	—	—	—	—	—	—	—	25,336	—	—	25,336
Other comprehensive income	—	—	—	—	—	—	—	—	(1,227)	—	(1,227)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(155)	—	—	(155)
Issuance of common stock	—	—	235,999	—	235,999	2	16,653	—	—	—	16,655
Stock-based compensation expense	—	—	—	—	—	—	2,075	—	—	—	2,075
Restricted stock grants and tax benefits	—	—	85,455	(28,913)	56,542	1	1,895	—	—	(1,996)	(100)
Stock option exercises and tax benefits	—	—	26,580	—	26,580	1	823	—	—	—	824
BALANCE — December 31, 2013	515	$5,063	14,986,263	(933,817)	14,052,446	$150	$177,743	$152,994	$(12,027)	$(12,253)	$311,670

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,336	$18,757
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(4,302)	(3,801)
Net accretion of discounts on loans	(1,181)	(1,452)
Stock-based compensation expense	2,075	1,542
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(2,481)	(413)
Valuation of financial instruments carried at fair value	(435)	(897)
Impairment charge on securities	1,445	1,694
Provision for loan losses	1,500	4,500
Deferred income taxes	126	(548)
Origination of loans held for sale	(377,254)	(535,365)
Unrealized (gain) loss on loans held for sale	134	(860)
Gain on sales of loans held for sale	(9,395)	(11,175)
Proceeds from sale of loans held for sale	398,872	488,925
(Gain) loss on sale of other real estate and foreclosed assets	(233)	3
Depreciation and amortization of furniture, equipment and software	1,417	786
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	347	(107)
Other assets	924	6,215
Accrued interest payable	(92)	29
Accounts payable and accrued liabilities	24	(2,344)
Net cash provided by (used in) operating activities	36,827	(34,511)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(68,033)	(23,490)
Proceeds from repayment of securities	59,860	43,661
Purchase of stock of Federal Home Loan Bank	(16,569)	(7,093)
Proceeds from redemption of stock of Federal Home Loan Bank	8,458	3,004
Origination of loans	(1,067,741)	(459,334)
Origination of mortgage warehouse loans, net	—	(152,362)
Proceeds from sales of other real estate owned and repossessed assets	1,824	759
Purchases of loans, net of discounts and premiums	—	(1,541)
Principal repayments on loans	523,009	215,135
Net purchases of furniture, equipment and software	(1,336)	(2,160)
Net cash used in investing activities	(560,528)	(383,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	311,090	353,177
Proceeds from Federal Home Loan Bank advances	415,000	176,000
Repayment of Federal Home Loan Bank advances	(276,417)	(71,000)
Repayment of other borrowings and securities sold under agreements to repurchase	(15,000)	(5,000)
Proceeds from exercise of common stock options	239	21
Proceeds from issuance of common stock	16,655	—
Proceeds from issuance of preferred stock	—	18,552
Tax benefit from exercise of common stock options and vesting of restricted stock grants	2,481	413
Cash dividends on preferred stock	(155)	(155)
Net cash provided by financing activities	453,893	472,008
NET CHANGE IN CASH AND CASH EQUIVALENTS	(69,808)	54,076
CASH AND CASH EQUIVALENTS—Beginning of year	201,694	35,426
CASH AND CASH EQUIVALENTS—End of period	$131,886	$89,502
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$16,727	$17,105
Income taxes paid	$13,301	$16,700
Transfers to other real estate owned and repossessed vehicles from loans	$1,084	$1,488
Transfers from loans held for investment to loans held for sale	$31,367	$541
Transfers from loans held for sale to loans held for investment	$1,471	$42,755
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS PERIOD ENDED DECEMBER 31, 2013 AND 2012
(Dollars in thousands, except per share data)
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, BofI Federal Bank (formerly Bank of Internet USA, the “Bank” and collectively with BofI Holding, Inc., the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2013 included in our Annual Report on Form 10-K.
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

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

Gains and losses on securities sales are based on a comparison of sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized or accreted using the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company’s portfolios of held-to-maturity and available-for-sale securities are reviewed quarterly for other-than-temporary impairment. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) whether the Company intends to sell or it is more likely than not that it will be required to sell a security in an unrealized loss position before the Company recovers the security’s amortized cost. If either of these criteria for (4) is met, the entire difference between amortized cost and fair value is recognized in earnings. Alternatively, if the criteria for (4) is not met, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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
Loans Held for Sale. U.S Government agency ("agency") loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale are carried at the lower of cost or fair value.

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

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820, Fair Value Measurement, also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:
Quoted prices in active markets for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 1 assets and liabilities include debt and equity securities that are actively traded in an exchange or over-the-counter market and are highly liquid, such as, among other assets and securities, certain U.S. treasury and other U.S. Government debt.

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
The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified:
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At December 31, 2013, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 25.6% of all banks in the collateral pools, compared to 14.1% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At December 31, 2013, the Company used a weighted average discount margin of 450 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic activity, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at December 31, 2013 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $671. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $1,197.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation ("HPA") index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and housing price appreciation. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in November 2013) was 7%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at December 31, 2013 are from 1.6% up to 92.8% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at December 31, 2013 are from 0.4% up to 19.6% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at December 31, 2013, the Company computed its discount rates as a spread between 247 and 1,007 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
Loans Held for Sale. Loans held for sale at fair value are primarily single-family and multifamily residential loans. The fair value of loans held for sale is determined by pricing for comparable assets or by existing forward sales commitment prices with investors.
Impaired Loans. Impaired loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or the collateral pledged. The accrual of interest income has been discontinued for impaired loans. The impaired loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The Bank assesses loans individually and identifies impairment when the loan is classified as impaired or been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing. The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral. The fair value of impaired loans with specific write-offs or allocations of the allowance for loan losses are generally based on recent real estate appraisals or other third-party valuations and analysis of cash flows. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. Adjustments are routinely made in the process by the appraisers to adjust for differences between the comparable sales and income data available. These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.
Other Real Estate Owned and Repossessed Vehicles. Non-recurring adjustments to certain commercial and residential real estate properties classified as other real estate owned ("OREO") are measured at the lower of carrying amount or fair value, less estimated costs to sell. Fair values are generally based on third-party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and June 30, 2013. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	December 31, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,546	$7,546
Securities—Available-for-Sale:
Agency Debt	$—	$—	$—	$—
Agency RMBS	—	63,365	—	63,365
Non-Agency RMBS	—	—	40,841	40,841
Municipal	—	28,155	—	28,155
Other Debt Securities	—	78,967	—	78,967
Total—Securities—Available-for-Sale	$—	$170,487	$40,841	$211,328
Loans Held for Sale	$—	$24,467	$—	$24,467
Other assets - Derivative Instruments	$—	$—	$1,055	$1,055
LIABILITIES:
Other liabilities - Derivative Instruments	$—	$—	$—	$—

	June 30, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,111	$7,111
Securities—Available-for-Sale:
Agency Debt	$—	$25,063	$—	$25,063
Agency RMBS	—	69,882	—	69,882
Non-Agency RMBS	—	—	49,284	49,284
Municipal	—	11,103	—	11,103
Other Debt Securities	—	30,275	—	30,275
Total—Securities—Available-for-Sale	$—	$136,323	$49,284	$185,607
Loans Held for Sale	$—	$36,665	$—	$36,665
Other assets - Derivative Instruments	$—	$—	$2,355	$2,355
LIABILITIES:
Other liabilities - Derivative Instruments	$—	$—	$133	$133

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2013
(Dollars in thousands)	Securities - Trading: Collateralized Debt Obligations	Securities - Available-for- Sale: Non-Agency RMBS	Derivative Instruments, net	Total
Assets:
Opening Balance	$7,734	$44,780	$322	$52,836
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	(188)	—	—	(188)
Included in earnings—Mortgage banking	—	—	733	733
Included in other comprehensive income	—	(1,362)	—	(1,362)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	(2,576)	—	(2,576)
Other-than-temporary impairment	—	(1)	—	(1)
Closing balance	$7,546	$40,841	$1,055	$49,442

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(188)	$—	$733	$545

	For the Six Months Ended
	December 31, 2013
(Dollars in thousands)	Securities - Trading: Collateralized Debt Obligations	Securities - Available-for- Sale: Non-Agency RMBS	Derivative Instruments, net	Total
Assets:
Opening Balance	$7,111	$49,284	$2,222	$58,617
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	435	—	—	435
Included in earnings—Mortgage banking	—	—	(1,167)	(1,167)
Included in other comprehensive income	—	(918)	—	(918)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	(7,524)	—	(7,524)
Other-than-temporary impairment	—	(1)	—	(1)
Closing balance	$7,546	$40,841	$1,055	$49,442

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$435	$—	$(1,167)	$(732)

	For the Three Months Ended
	December 31, 2012
(Dollars in thousands)	Trading Securities: Collateralized Debt Obligations	Securities - Available-for- Sale: Non-Agency RMBS	Derivative Instruments, net	Total
Assets:
Opening Balance	$6,439	$75,507	$1,360	$83,306
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	296	—	—	296
Included in earnings—Mortgage banking	—	—	104	104
Included in other comprehensive income	—	600	—	600
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	(6,072)	—	(6,072)
Other-than-temporary impairment	—	(152)	—	(152)
Closing balance	$6,735	$69,883	$1,464	$78,082

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$296	$—	$104	$400

	For the Six Months Ended
	December 31, 2012
(Dollars in thousands)	Trading Securities: Collateralized Debt Obligations	Securities - Available-for- Sale: Non-Agency RMBS	Derivative Instruments, net	Total
Assets:
Opening Balance	$5,838	$83,127	$1,585	$90,550
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	897	—	—	897
Included in earnings—Mortgage banking	—	—	(121)	(121)
Included in other comprehensive income	—	(314)	—	(314)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	(12,778)	—	(12,778)
Other-than-temporary impairment	—	(152)	—	(152)
Closing balance	$6,735	$69,883	$1,464	$78,082

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$897	$—	$(121)	$776

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	December 31, 2013
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities - Trading: Collateralized Debt Obligations	$7,546	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	19.4 to 31.1% (25.6%) 4.5 to 4.5% (4.5%)
Securities - Available-for-Sale: Non-agency RMBS	$40,841	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.1 to 45.3% (10.9%) 0.4 to 19.6% (6.2%) 1.6 to 92.8% (61.1%) 2.5 to 10.1% (5.9%)
Derivative Instruments, net	$1,055	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

	June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities - Trading: Collateralized Debt Obligations	$7,111	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	26.3 to 31.1% (28.5%) 4.5 to 4.5% (4.5%)
Securities - Available-for-Sale: Non-agency RMBS	$49,284	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 55.4% (15.6%) 0.3 to 22.7% (10.3%) 1.6 to 96.2% (59.9%) 2.4 to 7.9% (5.6%)
Derivative Instruments, net	$2,222	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2013	2012	2013	2012
Interest income on investments	$57	$105	$115	$137
Fair value adjustment	(188)	295	435	897
Total	$(131)	$400	$550	$1,034

The table below summarizes assets measured for impairment on a non-recurring basis was as follows:

	December 31, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single Family real estate secured:
Mortgage	$—	$—	$10,687	$10,687
Home Equity	—	—	32	32
Multifamily real estate secured	—	—	4,210	4,210
Commercial real estate secured	—	—	2,090	2,090
Auto and RV secured	—	—	982	982
Total	$—	$—	$18,001	$18,001
Other real estate owned and repossessed vehicles:
Single Family real estate secured:
Mortgage	$—	$—	$562	$562
Multifamily real estate secured	—	—	581	581
Auto and RV secured	—	—	111	111
Total	$—	$—	$1,254	$1,254
HTM Securities - Non-Agency RMBS	$—	$—	$89,934	$89,934

	June 30, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Impaired Loans:
Single Family real estate secured:
Mortgage	$—	$—	$12,372	$12,372
Home Equity	—	—	57	57
Multifamily real estate secured	—	—	4,505	4,505
Commercial real estate secured	—	—	3,559	3,559
Auto and RV secured	—	—	1,348	1,348
Total	$—	$—	$21,841	$21,841
Other real estate owned and foreclosed assets:
Single Family real estate secured:
Mortgage	$—	$—	$567	$567
Multifamily real estate secured	—	—	1,298	1,298
Auto and RV secured	—	—	141	141
Total	$—	$—	$2,006	$2,006
HTM Securities - Non-Agency RMBS	$—	$—	$97,193	$97,193

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $18,001, after charge-offs of $257 for the three months ended December 31, 2013, and charge-offs of $257 for the six months ended December 31, 2013, and life to date charge-offs of $2,779. Impaired loans had a related allowance of $423 at December 31, 2013.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $1,254 after charge-offs of $61 for the three months ended December 31, 2013. Our other real estate owned and foreclosed assets had a net carrying amount of $2,006 after charge-offs of $152 during the year ended June 30, 2013.
Held-to-maturity securities measured for impairment on a non-recurring basis had a fair value of $89,934 and a carrying amount of $95,837 at December 31, 2013, after net impairment charges to income of $871 and $1,444 and changes to other comprehensive loss of $1,078 and $0 during the three and six months ended December 31, 2013, respectively. The Company recognized a net impairment charges to income of $669 and $1,543 and changes in other comprehensive loss of $1,762 and $3,702 for the three and six month periods ended December 31, 2012, respectively. These held-to-maturity securities are valued using Level 3 inputs.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2013 and June 30, 2013.
As of December 31, 2013 and June 30, 2013, the aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	December 31, 2013	June 30, 2013
Aggregate fair value	$24,467	$36,665
Contractual balance	23,996	36,070
Gain	$471	$595
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2013	2012	2013	2012
Interest income	$195	$363	$390	$794
Change in fair value	327	185	(1,696)	740
Total	$522	$548	$(1,306)	$1,534

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	December 31, 2013
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans:
Single Family real estate secured:
Mortgage	$10,687	Sales comparison approach	Adjustment for differences between the comparable sales	-81.8 to 34.8% (-0.1%)
Home Equity	$32	Sales comparison approach	Adjustment for differences between the comparable sales	-17.5 to 55.1% (13.9%)
Multifamily real estate secured	$4,210	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-67.4 to 35.9% (-21.1%)
Commercial real estate secured	$2,090	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-20.5 to 28.8% (4.1%)
Auto and RV secured	$982	Sales comparison approach	Adjustment for differences between the comparable sales	-19.7 to 87.9% (10.8%)
Other real estate owned:
Single Family real estate secured:
Mortgage	$562	Sales comparison approach	Adjustment for differences between the comparable sales	-59.2 to 62.8% (-9.4%)
Multifamily real estate secured	$581	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-50.6 to 26.3% (-16.3%)
Auto and RV secured	$111	Sales comparison approach	Adjustment for differences between the comparable sales	-57.5 to 25.5% (6.0%)
HTM Securities - Non-Agency RMBS	$89,934	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.1 to 18.6% (10.9%) 1.1 to 14.8% (6.8%) 3.5 to 75.4% (60.5%) 2.9 to 10.1% (7.2%)

	June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans:
Single Family real estate secured:
Mortgage	$12,372	Sales comparison approach	Adjustment for differences between the comparable sales	-94.4 to 39.8% (-19.1%)
Home Equity	$57	Sales comparison approach	Adjustment for differences between the comparable sales	-17.5 to 89.6% (22.6%)
Multifamily real estate secured	$4,505	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-79.1 to 35.9% (-21.5%)
Commercial real estate secured	$3,559	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-33.7 to 60.0% (5.8%)
Auto and RV secured	$1,348	Sales comparison approach	Adjustment for differences between the comparable sales	-5.1 to 46.8% (9.7%)
Other real estate owned:
Single Family real estate secured:
Mortgage	$567	Sales comparison approach	Adjustment for differences between the comparable sales	-50.6 to 22.6% (-18.7%)
Multifamily real estate secured	$1,298	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-59.2 to 38.6% (-10.6%)
Auto and RV secured	$141	Sales comparison approach	Adjustment for differences between the comparable sales	-57.5 to 19.9% (-3.4%)
HTM Securities - Non-Agency RMBS	$97,193	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	6.1 to 55.4% (16.6%) 1.5 to 22.5% (12.2%) 3.5 to 74.5% (60.3%) 3.0 to 7.9% (6.8%)
Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at the periods indicated:

	December 31, 2013
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$131,886	$131,886	$—	$—	$131,886
Securities trading	7,546	—	—	7,546	7,546
Securities available-for-sale	211,328	—	170,487	40,841	211,328
Securities held-to-maturity	258,955	—	52,212	196,585	248,797
Loans held for sale, at fair value	24,467	—	24,467	—	24,467
Loans held for sale, at lower of cost or fair value	62,895	—	—	62,923	62,923
Loans held for investment—net	2,777,325	—	—	2,897,520	2,897,520
Accrued interest receivable	9,416	—	—	9,416	9,416
Financial liabilities:
Time deposits and savings	2,403,089	—	2,420,096	—	2,420,096
Securities sold under agreements to repurchase	95,000	—	100,218	—	100,218
Advances from the Federal Home Loan Bank	729,000	—	734,027	—	734,027
Subordinated debentures and other borrowings	5,155	—	5,554	—	5,554
Accrued interest payable	1,582	—	1,582	—	1,582

Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	June 30, 2013
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$201,694	$201,694	$—	$—	$201,694
Securities trading	7,111	—	—	7,111	7,111
Securities available-for-sale	185,607	—	136,323	49,284	185,607
Securities held-to-maturity	275,691	—	97,340	174,514	271,854
Loans held for sale, at fair value	36,665	—	36,665	—	36,665
Loans held for sale, at lower of cost or fair value	40,326	—	—	40,424	40,424
Loans held for investment—net	2,256,918	—	—	2,316,802	2,316,802
Accrued interest receivable	9,763	—	—	9,763	9,763
Financial liabilities:
Time deposits and savings	2,091,999	—	2,109,725	—	2,109,725
Securities sold under agreements to repurchase	110,000	—	117,215	—	117,215
Advances from the Federal Home Loan Bank	590,417	—	595,651	—	595,651
Subordinated debentures and other borrowings	5,155	—	5,317	—	5,317
Accrued interest payable	1,674	—	1,674	—	1,674

The methods and assumptions, not previously presented, used to estimate fair value are described as follows: Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available for sale securities and loans held for sale can be found earlier in this footnote. The carrying amount of stock of the Federal Home Loan Bank ("FHLB") approximates the estimated fair value of this investment. The fair value of off-balance sheet items is not considered material.

4.	SECURITIES
The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity at December 31, 2013 and June 30, 2013 were:

	December 31, 2013
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies [1]	$—	$64,516	$1,208	$(2,359)	$63,365	$50,437	$1,775	$—	$52,212
Non-agency [2]	—	37,746	3,617	(522)	40,841	172,430	5,015	(19,508)	157,937
Total mortgage-backed securities	—	102,262	4,825	(2,881)	104,206	222,867	6,790	(19,508)	210,149
Other debt securities:
U.S. agencies [1]	—	—	—	—	—	—	—	—	—
Municipal	—	28,678	35	(558)	28,155	36,088	2,609	(49)	38,648
Non-agency	7,546	78,371	599	(3)	78,967	—	—	—	—
Total other debt securities	7,546	107,049	634	(561)	107,122	36,088	2,609	(49)	38,648
Total debt securities	$7,546	$209,311	$5,459	$(3,442)	$211,328	$258,955	$9,399	$(19,557)	$248,797

	June 30, 2013
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies [1]	$—	$70,517	$1,143	$(1,778)	$69,882	$54,825	$2,386	$—	$57,211
Non-agency [2]	—	45,271	4,221	(208)	49,284	184,742	5,758	(15,986)	174,514
Total mortgage-backed securities	—	115,788	5,364	(1,986)	119,166	239,567	8,144	(15,986)	231,725
Other debt securities:
U.S. agencies [1]	—	25,049	14	—	25,063	—	—	—	—
Municipal	—	11,062	41	—	11,103	36,124	4,005	—	40,129
Non-agency	7,111	29,646	630	(1)	30,275	—	—	—	—
Total other debt securities	7,111	65,757	685	(1)	66,441	36,124	4,005	—	40,129
Total debt securities	$7,111	$181,545	$6,049	$(1,987)	$185,607	$275,691	$12,149	$(15,986)	$271,854
 __________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $40,841 at December 31, 2013 consists of twenty-four different issues of super senior securities with a fair value of $26,067; one senior structured whole loan security with a fair value of $14,678 and three mezzanine z-tranche securities with a fair value of $96 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $172,430 at December 31, 2013 consists of 81 different issues of super senior securities totaling $170,349 and one senior-support security with a carrying value of $2,081. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("ASC Topic 310"). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic

310. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other than temporarily impaired and a charge of $680 was recorded for the fiscal 2013 year and a charge of $572 for the six months ended December 31, 2013 was recorded. At December 31, 2013 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at December 31, 2013 and June 30, 2013 were $118,901 and $208,826 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2013
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$25,818	$(2,350)	$1,962	$(9)	$27,780	$(2,359)	$—	$—	$4	$—	$4	$—
Non-agency	4,528	(43)	2,127	(479)	6,655	(522)	18,260	(1,545)	68,261	(17,963)	86,521	(19,508)
Total RMBS securities	30,346	(2,393)	4,089	(488)	34,435	(2,881)	18,260	(1,545)	68,265	(17,963)	86,525	(19,508)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	18,420	(558)	—	—	18,420	(558)	1,734	(49)	—	—	1,734	(49)
Non-agency	3,368	(3)	—	—	3,368	(3)	—	—	—	—	—	—
Total Other Debt	21,788	(561)	—	—	21,788	(561)	1,734	(49)	—	—	1,734	(49)
Total debt securities	$52,134	$(2,954)	$4,089	$(488)	$56,223	$(3,442)	$19,994	$(1,594)	$68,265	$(17,963)	$88,259	$(19,557)

	June 30, 2013
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$27,212	$(1,714)	$4,611	$(64)	$31,823	$(1,778)	$3	$—	$5	$—	$8	$—
Non-agency	6,070	(14)	2,415	(194)	8,485	(208)	49,030	(2,517)	48,009	(13,469)	97,039	(15,986)
Total RMBS securities	33,282	(1,728)	7,026	(258)	40,308	(1,986)	49,033	(2,517)	48,014	(13,469)	97,047	(15,986)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	—	—	—	—	—	—	—	—	—	—	—	—
Non-agency	7,232	(1)	—	—	7,232	(1)	—	—	—	—	—	—
Total Other Debt	7,232	(1)	—	—	7,232	(1)	—	—	—	—	—	—
Total debt securities	$40,514	$(1,729)	$7,026	$(258)	$47,540	$(1,987)	$49,033	$(2,517)	$48,014	$(13,469)	$97,047	$(15,986)

There were 28 securities that were in a continuous loss position at December 31, 2013 for a period of more than 12 months. There were 24 securities that were in a continuous loss position at June 30, 2013 for a period of more than 12 months. The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2013	2012	2013	2012
Beginning balance	$(15,909)	$(12,709)	$(15,336)	$(11,835)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	(295)	—	(295)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(873)	(525)	(1,446)	(1,399)
Ending balance	$(16,782)	$(13,529)	$(16,782)	$(13,529)

At December 31, 2013, 43 non-agency RMBS with a total carrying amount of $98,869 were determined to have cumulative credit losses of $16,782 of which $873 was recognized in earnings during the three months ended December 31, 2013 and $1,446 was recognized in earnings for the six months ended December 31, 2013. This quarter’s other-than-temporary impairment of $873 is related to seven non-agency RMBS with a total carrying amount of $17,818. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the noncredit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the noncredit component as a charge to other comprehensive income, net of the related income tax benefit.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in Note 3 - Fair Value. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
During the three and six months ended December 31, 2013, there were no security sales.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	December 31, 2013	June 30, 2013
Available-for-sale debt securities—net unrealized gains	$2,017	$4,061
Held-to-maturity debt securities—non-credit related	(22,067)	(22,067)
Subtotal	(20,050)	(18,006)
Tax benefit	8,023	7,206
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(12,027)	$(10,800)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity at December 31, 2013 were:

	December 31, 2013
	Available-for-sale		Held-to-maturity		Trading
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$5,436	$5,181	$1,684	$1,732	$—
Due one to five years	17,414	16,743	6,454	6,640	—
Due five to ten years	15,276	14,954	7,341	7,556	—
Due after ten years	26,390	26,487	34,958	36,284	—
Total RMBS—U.S. agencies[1]	64,516	63,365	50,437	52,212	—
RMBS—Non-agency:
Due within one year	8,942	9,615	22,766	21,830	—
Due one to five years	18,952	20,615	54,795	51,852	—
Due five to ten years	7,810	8,677	36,694	33,464	—
Due after ten years	2,042	1,934	58,175	50,791	—
Total RMBS—Non-agency	37,746	40,841	172,430	157,937	—
Other debt:
Due within one year	18,690	18,736	—	—	—
Due one to five years	54,894	55,386	—	—	—
Due five to ten years	11,557	11,617	—	—	—
Due after ten years	21,908	21,383	36,088	38,648	7,546
Total other debt	107,049	107,122	36,088	38,648	7,546
Total	$209,311	$211,328	$258,955	$248,797	$7,546
 __________________________
1. RMBS distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	December 31, 2013	June 30, 2013
Single family real estate secured:
Mortgage	$1,418,029	$1,070,668
Home equity	19,758	22,537
Warehouse and other[1]	260,957	204,878
Multifamily real estate secured	873,619	768,023
Commercial real estate secured	27,665	29,000
Auto and RV secured	16,485	18,530
Factoring	106,494	108,144
Commercial & Industrial	104,895	78,721
Other	495	419
Total gross loans	2,828,397	2,300,920
Allowance for loan losses	(15,200)	(14,182)
Unaccreted discounts and loan fees	(35,872)	(29,820)
Total net loans	$2,777,325	$2,256,918
 __________________________________

1.	The balance of single family warehouse loans was $74,426 at December 31, 2013 and $107,806 at June 30, 2013. The remainder of the balance is attributable to single family lender finance loans.

Allowance for Loan Losses. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the allowance) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at December 31, 2013, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
Allowance for Loan Loss Disclosures—The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle ("RV") and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at December 31, 2013 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $15,503 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $4,082; 715 – 769: $4,935; 700 – 714: $1,182; 660 – 699: $2,595 and less than 660: $2,709.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:
The Company had $1,407,342 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $885,370; 61% – 70%: $434,800; 71% – 80%: $79,180; and greater than 80%: $7,992.
The Company had $869,409 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $427,304; 56% – 65%: $263,288; 66% – 75%: $169,521; 76% – 80%: $7,421 and greater than 80%: $1,875. The Company divides the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $25,575 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $16,038; 51% – 60%: $6,522; 61% – 70%: $2,082; and 71% – 80%: $933.
The Company's lender finance portfolio consists of business loans well-collateralized by residential real estate. The Company's commercial & industrial portfolio consists of business loans well-collateralized by business assets. The Company's other portfolio consists of receivables factoring and other consumer loans. The Company allocates its allowance for loan loss for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended December 31, 2013
	Single Family Real Estate Secured
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at October 1, 2013	$5,418	$152	$890	$3,867	$995	$1,295	$195	$1,489	$245	$14,546
Provision for loan loss	647	(9)	126	(748)	653	6	45	514	(234)	1,000
Charge-offs	(3)	(12)	—	(250)	—	(121)	—	—	(2)	(388)
Recoveries	2	7	—	—	—	26	—	—	7	42
Balance at December 31, 2013	$6,064	$138	$1,016	$2,869	$1,648	$1,206	$240	$2,003	$16	$15,200

	For the Six Months Ended December 31, 2013
	Single Family Real Estate Secured
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Provision for loan loss	1,351	(47)	(234)	(67)	270	(210)	39	380	18	1,500
Charge-offs	(101)	(12)	—	(250)	—	(151)	—	—	(28)	(542)
Recoveries	2	14	—	—	—	31	—	—	13	60
Balance at December 31, 2013	$6,064	$138	$1,016	$2,869	$1,648	$1,206	$240	$2,003	$16	$15,200

	For the Three Months Ended December 31, 2012
	Single Family Real Estate Secured
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at October 1, 2012	$4,666	$181	$—	$2,212	$603	$2,145	$—	$364	$—	$10,171
Provision for loan loss	667	108	—	556	454	(152)	—	317	—	1,950
Charge-offs	(200)	(67)	—	—	(274)	(308)	—	—	—	(849)
Recoveries	9	5	—	143	—	14	—	6	—	177
Balance at December 31, 2012	$5,142	$227	$—	$2,911	$783	$1,699	$—	$687	$—	$11,449

	For the Six Months Ended December 31, 2012
	Single Family Real Estate Secured
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2012	$4,126	$192	$—	$2,558	$398	$2,159	$—	$203	$—	$9,636
Provision for loan loss	1,471	252	—	585	1,565	14	—	613	—	4,500
Charge-offs	(464)	(233)	—	(375)	(1,180)	(488)	—	(137)	—	(2,877)
Recoveries	9	16	—	143	—	14	—	8	—	190
Balance at December 31, 2012	$5,142	$227	$—	$2,911	$783	$1,699	$—	$687	$—	$11,449

The following table presents our loans evaluated individually for impairment by class:

	December 31, 2013
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
Purchased	$6,912	$1,951	$4,961	$(10)	$4,951	$—
Multifamily Real Estate Secured:
Purchased	3,471	816	2,655	6	2,661	—
Auto and RV Secured:
In-house originated	809	562	247	15	262	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	1,480	7	1,473	(2)	1,471	5
Purchased	4,262	9	4,253	5	4,258	32
Home Equity:
In-house originated	32	—	32	(2)	30	—
Multifamily Real Estate Secured:
In-house originated	836	12	824	9	833	1
Purchased	732	1	731	1	732	11
Commercial Real Estate Secured:
In-house originated	2,113	23	2,090	2	2,092	40
Auto and RV Secured:
In-house originated	739	4	735	11	746	334
Total	$21,386	$3,385	$18,001	$35	$18,036	$423
As a % of total gross loans	0.76%	0.12%	0.64%	—%	0.64%	0.01%

	June 30, 2013
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
Purchased	$7,988	$2,183	$5,805	$(8)	$5,797	$—
Home Equity:
In-house originated	91	70	21	—	21	—
Multifamily Real Estate Secured:
Purchased	2,497	594	1,903	6	1,909	—
Commercial Real Estate Secured:
Purchased	2,316	888	1,428	1	1,429	—
Auto and RV Secured:
In-house originated	1,274	831	443	22	465	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	2,179	—	2,179	4	2,183	4
Purchased	4,388	—	4,388	3	4,391	33
Home Equity:
In-house originated	35	—	35	—	35	—
Multifamily Real Estate Secured:
In-house originated	851	—	851	10	861	107
Purchased	1,752	—	1,752	17	1,769	5
Commercial Real Estate Secured:
Purchased	2,131	—	2,131	1	2,132	411
Auto and RV Secured:
In-house originated	905	—	905	16	921	505
Total	$26,407	$4,566	$21,841	$72	$21,913	$1,065
As a % of total gross loans	1.15%	0.20%	0.95%	—%	0.95%	0.05%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	December 31, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$37	$—	$—	$12	$40	$334	$—	$—	$—	$423
Collectively evaluated for impairment	6,027	138	1,016	2,857	1,608	872	240	2,003	16	14,777
Total ending allowance balance	$6,064	$138	$1,016	$2,869	$1,648	$1,206	$240	$2,003	$16	$15,200
Loans:
Loans individually evaluated for impairment[1]	$10,687	$32	$—	$4,210	$2,090	$982	$—	$—	$—	$18,001
Loans collectively evaluated for impairment	1,407,342	19,726	260,957	869,409	25,575	15,503	106,494	104,895	495	2,810,396
Principal loan balance	1,418,029	19,758	260,957	873,619	27,665	16,485	106,494	104,895	495	2,828,397
Unaccreted discounts and loan fees	4,333	(9)	(1,805)	1,968	(65)	266	(39,533)	(1,027)	—	(35,872)
Accrued interest receivable	3,136	74	296	2,815	31	83	3	681	—	7,119
Total recorded investment in loans	$1,425,498	$19,823	$259,448	$878,402	$27,631	$16,834	$66,964	$104,549	$495	$2,799,644
________________
1. Loans evaluated for impairment include Troubled Debt Restructurings ("TDRs") that have been performing for more than six months.

	June 30, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$37	$—	$—	$112	$411	$505	$—	$—	$—	$1,065
Collectively evaluated for impairment	4,775	183	1,250	3,074	967	1,031	201	1,623	13	13,117
Total ending allowance balance	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Loans:
Loans individually evaluated for impairment[1]	$12,372	$56	$—	$4,506	$3,559	$1,348	$—	$—	$—	$21,841
Loans collectively evaluated for impairment	1,058,296	22,481	204,878	763,517	25,441	17,182	108,144	78,721	419	2,279,079
Principal loan balance	1,070,668	22,537	204,878	768,023	29,000	18,530	108,144	78,721	419	2,300,920
Unaccreted discounts and loan fees	1,796	(6)	(901)	784	(74)	332	(31,488)	(263)	—	(29,820)
Accrued interest receivable	3,649	92	216	2,992	88	91	61	833	1	8,023
Total recorded investment in loans	$1,076,113	$22,623	$204,193	$771,799	$29,014	$18,953	$76,717	$79,291	$420	$2,279,123
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans consisted of the following:

(Dollars in thousands)	December 31, 2013	June 30, 2013
Single Family Real Estate Secured:
Mortgage:
In-house originated	$1,473	$2,179
Purchased	8,210	9,174
Home Equity:
In-house originated	—	37
Multifamily Real Estate Secured:
In-house originated	824	851
Purchased	3,386	2,031
Commercial Real Estate Secured:
Purchased	2,090	3,559
Total nonaccrual loans secured by real estate	15,983	17,831
Auto and RV Secured	299	472
Total non-performing loans	$16,282	$18,303
Non-performing loans to total loans	0.58%	0.80%

Approximately 30.11% of our non-performing loans at December 31, 2013 were considered TDRs, compared to 28.86% at June 30, 2013. Borrowers that make timely payments after TDRs are considered non-performing for at least six months.
Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to the performing loan category and any previously deferred interest income is recognized. Approximately 59.47% of the Bank’s non-performing loans are single family first mortgages already written down to 50.69% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.
The following table provides the outstanding unpaid balance of loans that are performing and non-performing by portfolio class:

	December 31, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,408,346	$19,758	$260,957	$869,409	$25,575	$16,186	$106,494	$104,895	$495	$2,812,115
Non-performing	9,683	—	—	4,210	2,090	299	—	—	—	16,282
Total	$1,418,029	$19,758	$260,957	$873,619	$27,665	$16,485	$106,494	$104,895	$495	$2,828,397

	June 30, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,059,315	$22,500	$204,878	$765,141	$25,441	$18,058	$108,144	$78,721	$419	$2,282,617
Non-performing	11,353	37	—	2,882	3,559	472	—	—	—	18,303
Total	$1,070,668	$22,537	$204,878	$768,023	$29,000	$18,530	$108,144	$78,721	$419	$2,300,920

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	December 31, 2013
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$1,290,796	$117,550	$1,408,346	$699,348	$170,061	$869,409	$6,274	$19,301	$25,575
Non-performing	1,473	8,210	9,683	824	3,386	4,210	—	2,090	2,090
Total	$1,292,269	$125,760	$1,418,029	$700,172	$173,447	$873,619	$6,274	$21,391	$27,665

	June 30, 2013
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$925,974	$133,341	$1,059,315	$559,163	$205,978	$765,141	$6,627	$18,814	$25,441
Non-performing	2,179	9,174	11,353	851	2,031	2,882	—	3,559	3,559
Total	$928,153	$142,515	$1,070,668	$560,014	$208,009	$768,023	$6,627	$22,373	$29,000

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

The Company classifies these loans as performing TDRs temporarily modified as TDR and are included in impaired loans as follows:

	December 31, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$1,003	$33	$—	$—	$—	$683	$—	$—	$—	$1,719
Non-performing loans	9,683	—	—	4,210	2,090	299	—	—	—	16,282
Total impaired loans	$10,686	$33	$—	$4,210	$2,090	$982	$—	$—	$—	$18,001

	June 30, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$1,019	$20	$—	$1,623	$—	$876	$—	$—	$—	$3,538
Non-performing loans	11,353	37	—	2,882	3,559	472	—	—	—	18,303
Total impaired loans	$12,372	$57	$—	$4,505	$3,559	$1,348	$—	$—	$—	$21,841

The Company recognizes interest on performing TDRs temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended December 31, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$10	$1	$—	$—	$—	$14	$—	$—	$—	$25
Average balances of performing TDRs	$1,006	$39	$—	$543	$941	$696	$—	$—	$—	$3,225
Average balances of impaired loans	$10,390	$43	$—	$4,417	$3,046	$1,049	$19	$—	$1	$18,965

	For the Three Months Ended December 31, 2012
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$17	$—	$—	$30	$—	$20	$—	$—	$—	$67
Average balances of performing TDRs	$1,670	$42	$—	$721	$—	$1,069	$—	$—	$—	$3,502
Average balances of impaired loans	$13,014	$79	$—	$5,084	$4,005	$1,941	$—	$—	$—	$24,123

	For the Six Months Ended December 31, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$20	$1	$—	$—	$—	$28	$—	$—	$—	$49
Average balances of performing TDRs	$1,010	$37	$—	$1,084	$1,180	$779	$—	$—	$—	$4,090
Average balances of impaired loans	$10,855	$49	$—	$4,658	$3,295	$1,165	$19	$—	$9	$20,050

	For the Six Months Ended December 31, 2012
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$33	$1	$—	$59	$—	$40	$—	$—	$—	$133
Average balances of performing TDRs	$1,500	$38	$—	$498	$—	$1,179	$—	$—	$—	$3,215
Average balances of impaired loans	$13,596	$133	$5,520	$2,886	$—	$2,057	$—	$—	$—	$24,192
The Company's loan modifications primarily included Single Family, Multifamily and Commercial loans of which included one or a combination of the following: a reduction of the stated interest rate or delinquent property taxes that were paid by the Bank and either repaid by the borrower over a one year period or capitalized and amortized over the remaining life of the loan. The Company's loan modifications also included RV loans in which borrowers were able to make interest-only payments for a period of six months to a year which then reverted back to fully amortizing.

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

The following table presents the composition of our loan portfolio by credit quality indicators:

	December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$1,290,796	$—	$1,473	$—	$1,292,269
Purchased	116,047	604	9,109	—	125,760
Home Equity:
In-house originated	4,821	31	103	—	4,955
Purchased	14,803	—	—	—	14,803
Warehouse and other:
In-house originated	260,957	—	—	—	260,957
Multifamily Real Estate Secured:
In-house originated	692,189	2,191	5,792	—	700,172
Purchased	160,531	6,993	5,923	—	173,447
Commercial Real Estate Secured:
In-house originated	6,274	—	—	—	6,274
Purchased	16,225	955	3,497	714	21,391
Auto and RV Secured:
In-house originated	15,583	296	606	—	16,485
Factoring:
In-house originated	106,494	—	—	—	106,494
Commercial & Industrial:
In-house originated	89,555	15,340	—	—	104,895
Other	495	—	—	—	495
Total	$2,774,770	$26,410	$26,503	$714	$2,828,397
As a % of total gross loans	98.10%	0.93%	0.94%	0.03%	100.00%

	June 30, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$920,254	$5,371	$2,528	$—	$928,153
Purchased	131,213	1,323	9,979	—	142,515
Home Equity:
In-house originated	5,866	32	56	—	5,954
Purchased	16,583	—	—	—	16,583
Warehouse and other:
In-house originated	204,878	—	—	—	204,878
Multifamily Real Estate Secured:
In-house originated	554,924	1,358	3,625	107	560,014
Purchased	193,804	8,482	5,723	—	208,009
Commercial Real Estate Secured:
In-house originated	6,627	—	—	—	6,627
Purchased	17,146	951	3,865	411	22,373
Auto and RV Secured:
In-house originated	17,508	247	775	—	18,530
Factoring:
In-house originated	108,144	—	—	—	108,144
Commercial & Industrial:
In-house originated	77,721	1,000	—	—	78,721
Other	417	2	—	—	419
Total	$2,255,085	$18,766	$26,551	$518	$2,300,920
As a % of total gross loans	98.01%	0.82%	1.15%	0.02%	100.00%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the period indicated:

	December 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$2,233	$—	$618	$2,851
Purchased	1,166	570	4,033	5,769
Multifamily real estate secured:
In-house originated	—	2,113	—	2,113
Purchased	—	—	731	731
Commercial real estate secured:
Purchased	713	—	—	713
Auto and RV secured	468	34	119	621
Total	$4,580	$2,717	$5,501	$12,798
As a % of total gross loans	0.16%	0.10%	0.19%	0.45%

	June 30, 2013
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$—	$3,051	$—	$3,051
Purchased	1,400	565	7,323	9,288
Home equity
In-house originated	125	32	12	169
Multifamily real estate secured
In-house originated	3,701	—	—	3,701
Purchased	—	60	399	459
Commercial real estate secured
Purchased	316	—	—	316
Auto and RV secured	453	21	177	651
Factoring	112	—	—	112
Commercial and industrial	4,824	—	—	4,824
Total	$10,931	$3,729	$7,911	$22,571
As a % of total gross loans	0.48%	0.16%	0.34%	0.98%

6.	STOCK-BASED COMPENSATION
The Company has two equity incentive plans, the 2004 Stock Incentive Plan (“2004 Plan”) and the 1999 Stock Option Plan (collectively, the "Plans"), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants.
1999 Stock Option Plan. In July 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan ("1999 Plan") and in August 2001, the Company’s shareholders approved an amendment to the 1999 Plan such that 15% of the outstanding shares of the Company would always be available for grants under the 1999 Plan. The 1999 Plan is designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The 1999 Plan requires that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and non-qualified options. The options issued under the 1999 Plan generally vest in between three and five years. Option expiration dates are established by the plan administrator but may not be later than 10 years after the date of the grant.
In November 2007, the shareholders of the Company approved the termination of the 1999 Plan. No new option awards will be made under the 1999 Plan and the outstanding awards under the 1999 Plan will continue to be subject to the terms and conditions of the 1999 Plan.
2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At December 31, 2013, there were a maximum of 2,555,356 shares available for issuance under the limits of the 2004 Plan.
Stock Options. At December 31, 2013, expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding - July 1, 2012	190,117	$8.93
Granted	—	—
Exercised	(27,135)	9.59
Canceled	(500)	11.00
Outstanding - June 30, 2013	162,482	$8.81
Granted	—	—
Exercised	(26,580)	8.98
Canceled	—	—
Outstanding - December 31, 2013	135,902	$8.78
Options exercisable - June 30, 2013	162,482	$8.81
Options exercisable - December 31, 2013	135,902	$8.78

The following table summarizes information as concerning currently outstanding and exercisable options:

As of December 31, 2013
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	43,850	2.57	43,850	$7.35
8.50	7,500	1.91	7,500	8.50
9.20	7,500	1.64	7,500	9.20
9.50	65,020	1.57	65,020	9.50
10.00	12,032	0.50	12,032	10.00
$8.78	135,902	1.82	135,902	$8.78

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at December 31, 2013 was $9,466.
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
During the six months ended December 31, 2013 and 2012, the Company granted 129,141 and 34,524 restricted stock units respectively, to employees and directors. Restricted stock unit awards (“RSUs”) granted during these quarters vest over 3 years, one-third on each anniversary date, except for any RSUs granted to our CEO, which vest one-fourth on each fiscal year end.
The Company's income before income taxes and net income for the three months ended December 31, 2013 and 2012 included stock award expense was $1,109 and $834, with total income tax benefit of $448 and $334, respectively. For the six months ended December 31, 2013 and 2012, stock awards expense was $2,075 and $1,542, with total income tax benefit of $838 and $617 respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2013, unrecognized compensation expense related to non-vested awards aggregated to $10,950 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2014	$2,360
2015	4,005
2016	3,254
2017	1,331
Total	$10,950

The following table presents the status and changes in restricted stock grants for the periods indicated:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2012	360,662	$13.20
Granted	181,483	28.83
Vested	(213,355)	13.32
Cancelled	(30,305)	18.01
Non-vested balance at June 30, 2013	298,485	$22.13
Granted	129,141	60.03
Vested	(85,455)	16.45
Cancelled	(6,096)	30.93
Non-vested balance at December 31, 2013	336,075	$37.98

The total fair value of shares vested for the three and six months ended December 31, 2013 was $1,640 and $5,877, respectively. The total fair value of shares vested for the three and six months ended December 31, 2012 was $490 and $2,085, respectively.
2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At December 31, 2013, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

7.	EARNINGS PER SHARE ("EPS")
Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in the Company's earnings.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Earnings Per Common Share
Net income	$13,154	$9,768	$25,336	$18,757
Preferred stock dividends	(77)	(332)	(155)	(409)
Net income attributable to common shareholders	$13,077	$9,436	$25,181	$18,348
Average common shares issued and outstanding	13,934,068	12,820,810	13,853,538	12,322,932
Average unvested RSU shares	341,637	403,802	336,030	384,905
Total qualifying shares	14,275,705	13,224,612	14,189,568	12,707,837
Earnings per common share	$0.92	$0.71	$1.77	$1.44
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$13,077	$9,436	$25,181	$18,348
Preferred stock dividends to dilutive convertible preferred	—	254	—	254
Dilutive net income attributable to common shareholders	$13,077	$9,690	$25,181	$18,602
Average common shares issued and outstanding	14,275,705	13,224,612	14,189,568	12,707,837
Dilutive effect of stock options	74,519	63,771	77,150	68,759
Dilutive effect of convertible preferred stock	—	536,057	—	761,907
Total dilutive common shares issued and outstanding	14,350,224	13,824,440	14,266,718	13,538,503
Diluted earnings per common share	$0.91	$0.70	$1.77	$1.37

8.	COMMITMENTS AND CONTINGENCIES

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
At December 31, 2013, the Company had commitments to originate $36,497 in fixed rate loans and $88,826 in variable rate loans, totaling an aggregate outstanding principal balance of $125,323. Our fixed rate loan commitments to originate had rates ranging from 3.38% to 9.29%. At December 31, 2013, the Company also had commitments to sell $35,246 in fixed rate loans and $3,529 in variable rate loans, totaling an aggregate outstanding principal balance of $38,775.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the six months ended December 31, 2013, and five refinances of existing loans and one new loan for a net $1,400 granted during the six months ended December 31, 2012.

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
General

Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with approximately $3.6 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.'s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 3000 Index and the S&P SmallCap 600 Index.

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

Use of Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as core earnings. We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings ("core earnings"), a non-GAAP measurement, which we believe provides useful information about the Bank's operating performance. Excluding the securities gains and losses provides investors with an understanding of our Bank's core lending and mortgage banking business. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors' understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	December 31, 2013	June 30, 2013	December 31, 2012
Selected Balance Sheet Data:
Total assets	$3,568,299	$3,090,771	$2,874,322
Loans—net of allowance for loan losses	2,777,325	2,256,918	2,155,306
Loans held for sale, at fair value	24,467	36,665	57,498
Loans held for sale, lower of cost or market	62,895	40,326	39,684
Allowance for loan losses	15,200	14,182	11,449
Securities—trading	7,546	7,111	6,735
Securities—available-for-sale	211,328	185,607	167,167
Securities—held-to-maturity	258,955	275,691	288,452
Total deposits	2,403,089	2,091,999	1,968,265
Securities sold under agreements to repurchase	95,000	110,000	115,000
Advances from the FHLB	729,000	590,417	527,000
Subordinated debentures and other borrowings	5,155	5,155	5,155
Total stockholders’ equity	311,670	268,262	242,613

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Selected Income Statement Data:
Interest and dividend income	$41,227	$33,567	$77,573	$64,556
Interest expense	8,400	8,631	16,635	17,135
Net interest income	32,827	24,936	60,938	47,421
Provision for loan losses	1,000	1,950	1,500	4,500
Net interest income after provision for loan losses	31,827	22,986	59,438	42,921
Non-interest income	5,543	6,249	12,520	13,010
Non-interest expense	15,304	12,781	29,820	24,313
Income before income tax expense	22,066	16,454	42,138	31,618
Income tax expense	8,912	6,686	16,802	12,861
Net income	$13,154	$9,768	$25,336	$18,757
Net income attributable to common stock	$13,077	$9,436	$25,181	$18,348
Per Share Data:
Net income:
Basic	$0.92	$0.71	$1.77	$1.44
Diluted	$0.91	$0.70	$1.77	$1.37
Book value per common share	$21.82	$17.08	$21.82	$17.08
Tangible book value per common share	$21.82	$17.08	$21.82	$17.08
Weighted average number of shares outstanding:
Basic	14,275,705	13,224,612	14,189,568	12,707,837
Diluted	14,350,224	13,824,440	14,266,718	13,538,503
Common shares outstanding at end of period	14,052,446	12,824,195	14,052,446	12,824,195
Common shares issued at end of period	14,986,263	13,665,957	14,986,263	13,665,957
Performance Ratios and Other Data:
Loan originations for investment	$597,072	$331,999	$1,067,741	$611,696
Loan originations for sale	$190,558	$280,569	$377,254	$535,365
Loan purchases	$—	$—	$—	$1,541
Return on average assets	1.58%	1.45%	1.60%	1.45%
Return on average common stockholders’ equity	17.69%	17.32%	17.71%	17.85%
Interest rate spread[1]	3.87%	3.69%	3.80%	3.63%
Net interest margin[2]	4.01%	3.81%	3.94%	3.76%
Efficiency ratio	39.89%	40.98%	40.59%	40.23%
Capital Ratios:
Equity to assets at end of period	8.73%	8.44%	8.73%	8.44%
Tier 1 leverage (core) capital to adjusted tangible assets[3]	9.01%	8.52%	9.01%	8.52%
Tier 1 risk-based capital ratio[3]	15.03%	13.95%	15.03%	13.95%
Total risk-based capital ratio[3]	15.73%	14.60%	15.73%	14.60%
Tangible capital to tangible assets[3]	9.01%	8.52%	9.01%	8.52%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.05%	0.13%	0.04%	0.28%
Non-performing loans to total loans	0.58%	0.95%	0.58%	0.95%
Non-performing assets to total assets	0.49%	0.79%	0.49%	0.79%
Allowance for loan losses to total loans at end of period	0.54%	0.52%	0.54%	0.52%
Allowance for loan losses to non-performing loans	93.35%	54.92%	93.35%	54.92%
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
3. Reflects regulatory capital ratios of BofI Federal Bank.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2013 and 2012
For the three months ended December 31, 2013, we had net income of $13.2 million compared to net income of $9.8 million for the three months ended December 31, 2012. Net income attributable to common stockholders was $13.1 million or $0.91 per diluted share for the three months ended December 31, 2013 compared to net income attributable to common shareholders of $9.4 million or $0.70 per diluted share for the three months ended December 31, 2012. For the six months ended December 31, 2013, we had net income of $25.3 million compared to net income of $18.8 million for the six months ended December 31, 2012. Net income attributable to common stockholders was $25.2 million or $1.77 per diluted share for the six months ended December 31, 2013 compared to net income attributable to common shareholders of $18.3 million or $1.37 per diluted share for the six months ended December 31, 2012.

Other key comparisons between our operating results for the three and six months ended December 31, 2013 and 2012 are as follows:

•
Net interest income increased $7.9 million and $13.5 million due to a 25.2% and 22.7% increase in average earning assets in the three and six months ended December 31, 2013, respectively. These increases were primarily the result of growth in our loan portfolio and a net decrease in the average funding rate of our liabilities. Our net interest margin increased 20 basis points and 18 basis points in the three and six months ended December 31, 2013 compared to December 31, 2012, respectively. The overall rate on interest earning assets was lower by 10 basis points for both the three and six months ended December 31, 2013 compared to December 31, 2012, primarily due to a decrease in market interest rates for new loans and borrower repayments of higher rate loans. This reduction on the asset side was more than offset by a 28 basis point and 27 basis point reduction in average rates paid on interest bearing liabilities for the three and six months ending December 31, 2013 compared to December 31, 2012, respectively. The reduction was primarily due to a shift in the deposit mix towards interest bearing demand and savings accounts and away from time deposits, as well as a decrease in average rates paid on demand and savings accounts of 12 basis points and 13 basis points for the three and six months ended December 31, 2013 compared to December 31, 2012, respectively.

•
Non-interest income decreased $0.7 million and $0.5 million for the three and six months ended December 31, 2013 compared to the three and six months ended December 31, 2012, respectively. The decrease in non-interest income for the three months ended December 31, 2013 was the result of a $2.4 million decrease in mortgage banking income, partially offset by an increase of $1.0 million in gain on sale - other, primarily resulting from sales of structured settlements, a $0.6 million increase in banking service fees and other income, and a $0.7 million increase in prepayment penalty fee income. The decreases in non-interest income for the six months ended December 31, 2013 compared to December 31, 2012 was the result of a $6.9 million decrease in mortgage banking income, partially offset by an increase of $4.1 million in gain on sale - other from sales of structured settlements, a $1.2 million increase in banking service fees and other income and a $1.1 million increase in prepayment penalty fee income.

•
Non-interest expense increased $2.5 million and $5.5 million for the three and six months ended December 31, 2013 compared to the three and six months ended December 31, 2012, respectively. For the three months ended December 31, 2013 compared to the three months ended December 31, 2012 salaries and related expenses increased $1.0 million primarily due to the overall increase in staff, mainly in our loan and deposit areas to support the overall growth of the Bank. Professional fees increased $0.5 million due to new business costs. Data processing and internet were up $0.7 million due to core system updates and increased bank customers. For the six months ended December 31, 2013 compared to the six months ended December 31, 2012 salaries and related expenses increased $2.4 million primarily due to the overall increase in staff, mainly in our loan and deposit areas to support the overall growth of the Bank. Professional fees increased $1.3 million due to new business costs. Data processing and internet were up $1.3 million due to core system updates and increased bank customers.

Core earnings for the three months ended December 31, 2013 and 2012, were $13.8 million and $10.1 million, respectively. For the six months ended December 31, 2013 and 2012 core earnings were $25.8 million and $19.2 million, respectively.

Below is a reconciliation of net income to core earnings:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2013	2012	2013	2012
Net Income	$13,154	$9,768	$25,336	$18,757
Realized securities gains	—	—	(208)	—
Unrealized securities losses	1,061	525	1,010	797
Tax provision	(429)	(213)	(320)	(324)
Core earnings	$13,786	$10,080	$25,818	$19,230
Net Interest Income
Net interest income for the three and six months ended December 31, 2013 totaled $32.8 million and $60.9 million, an increase of 31.6% and 28.5%, compared to net interest income of $24.9 million and $47.4 million for the three and six months ended December 31, 2012, respectively. The growth of net interest income for both the three and six months ended December 31, 2013 is primarily due to net loan portfolio growth, which increased average earning assets, and due to a net decrease in the average funding rate of our liabilities.
Total interest and dividend income during the three and six months ended December 31, 2013 increased 22.8% to $41.2 million and 20.2% to $77.6 million, respectively, compared to $33.6 million and $64.6 million during the three and six months ended December 31, 2012, respectively. The increase in interest and dividend income for the three and six months ended December 31, 2013 was primarily attributable to growth in average earning assets from growth in the loan portfolio. The average balance of loans increased 25.4% and 23.6% for the three and six months ended December 31, 2013 compared to the three and six months ended December 31, 2012, respectively. The increase in interest income on loans was partially offset by lower rates earned on loans and mortgage-backed securities. The loan portfolio yield for the three and six months ended December 31, 2013 each decreased 4 basis points compared to the same 2012 periods, respectively. The total interest-earning assets yield decreased 10 basis points for both the three and six months ended December 31, 2013 compared to the same 2012 periods, respectively. The net growth in average earning assets for the three and six months ended December 31, 2013 was funded largely by increased deposits and to a lesser extent borrowings.
Total interest expense was $8.4 million and $16.6 million for the three and six months ended December 31, 2013, a decrease of $0.2 million or 2.7% and of $0.5 million or 2.9% as compared with the same periods in 2012, respectively. The average funding rate for the three and six months ended December 31, 2013 compared to the same 2012 periods decreased by 28 basis points and 27 basis points while average interest-bearing liabilities grew 21.2% and 18.7%, respectively. Contributing to the decrease in the average funding rates were decreases in the average rates for demand and savings deposits of 12 basis points and 13 basis points and FHLB advances of 71 basis points and 56 basis points for the three and six months ended December 31, 2013 compared to the same periods in 2012, respectively. Net interest margin, defined as annualized net interest income divided by average earning assets, increased by 20 basis points to 4.01% and 18 basis points to 3.94% for the three and six months ended December 31, 2013, compared with 3.81% and 3.76% for the three and six months ended December 31, 2012, respectively.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2013 and 2012:

	For the three month period ended
	December 31,
	2013			2012
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$2,663,793	$34,957	5.25%	$2,124,865	$28,119	5.29%
Federal funds sold	—	—	—%	9,402	9	0.38%
Interest-earning deposits in other financial institutions	85,896	54	0.25%	553	—	—%
Mortgage-backed and other investment securities[5]	492,871	5,840	4.74%	461,340	5,309	4.60%
Stock of the FHLB, at cost	33,932	376	4.43%	20,217	130	2.57%
Total interest-earning assets	3,276,492	41,227	5.03%	2,616,377	33,567	5.13%
Non-interest-earning assets	60,617			71,649
Total assets	$3,337,109			$2,688,026
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,299,963	$2,283	0.70%	$818,322	$1,687	0.82%
Time deposits	822,471	3,434	1.67%	1,063,088	4,062	1.53%
Securities sold under agreements to repurchase	100,544	1,143	4.55%	115,218	1,283	4.45%
Advances from the FHLB	669,066	1,504	0.90%	388,223	1,561	1.61%
Other borrowings	5,155	36	2.79%	5,155	38	2.95%
Total interest-bearing liabilities	2,897,199	8,400	1.16%	2,390,006	8,631	1.44%
Non-interest-bearing demand deposits	113,064			43,653
Other non-interest-bearing liabilities	26,159			17,054
Stockholders’ equity	300,687			237,313
Total liabilities and stockholders’ equity	$3,337,109			$2,688,026
Net interest income		$32,827			$24,936
Interest rate spread[6]			3.87%			3.69%
Net interest margin[7]			4.01%			3.81%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $32.4 million and $33.1 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2013 and 2012 three month periods, respectively.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2013 and 2012:

	For the six month period ended
	December 31,
	2013			2012
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$2,504,630	$65,342	5.22%	$2,025,874	$53,327	5.26%
Federal funds sold	—	—	—%	8,063	12	0.30%
Interest-earning deposits in other financial institutions	73,073	96	0.26%	430	—	—%
Mortgage-backed and other investment securities[4,5]	488,345	11,449	4.69%	469,476	11,065	4.71%
Stock of the FHLB, at cost	30,144	686	4.55%	20,437	152	1.49%
Total interest-earning assets	3,096,192	77,573	5.01%	2,524,280	64,556	5.11%
Non-interest-earning assets	66,361			68,678
Total assets	$3,162,553			$2,592,958
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,174,717	$4,060	0.69%	$778,947	$3,175	0.82%
Time deposits	892,591	7,262	1.63%	1,011,710	8,111	1.60%
Securities sold under agreements to repurchase	105,272	2,374	4.51%	117,609	2,622	4.46%
Advances from the FHLB	573,310	2,867	1.00%	403,454	3,148	1.56%
Other borrowings	5,155	72	2.79%	5,155	79	3.06%
Total interest-bearing liabilities	2,751,045	16,635	1.21%	2,316,875	17,135	1.48%
Non-interest-bearing demand deposits	97,962			32,735
Other non-interest-bearing liabilities	24,154			17,978
Stockholders’ equity	289,392			225,370
Total liabilities and stockholders’ equity	$3,162,553			$2,592,958
Net interest income		$60,938			$47,421
Interest rate spread[6]			3.80%			3.63%
Net interest margin[7]			3.94%			3.76%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $32.4 million and $33.1 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2013 and 2012 six month periods, respectively.

5.	Includes $5.5 million of municipal securities which are taxed at a reduced rate for both the 2013 and 2012 six month periods, respectively.

6.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

7.	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and six months ended December 31, 2013 and 2012:

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2013 vs 2012				2013 vs 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$7,127	$(212)	$(77)	$6,838	$12,591	$(405)	$(171)	$12,015
Federal funds sold	(9)	(9)	9	(9)	(12)	(12)	12	(12)
Interest-earning deposits in other financial institutions	—	—	54	54	—	1	95	96
Mortgage-backed and other investment securities	363	161	7	531	444	(47)	(13)	384
Stock of the FHLB, at cost	88	94	64	246	72	313	149	534
	$7,569	$34	$57	$7,660	$13,095	$(150)	$72	$13,017
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$987	$(245)	$(146)	$596	$1,623	$(506)	$(232)	$885
Time deposits	(920)	372	(80)	(628)	(953)	152	(48)	(849)
Securities sold under agreements to repurchase	(163)	29	(6)	(140)	(275)	29	(2)	(248)
Advances from the FHLB	1,130	(689)	(498)	(57)	1,325	(1,130)	(476)	(281)
Other borrowings	—	(2)	—	(2)	—	(7)	—	(7)
	$1,034	$(535)	$(730)	$(231)	$1,720	$(1,462)	$(758)	$(500)

Provision for Loan Losses
The loan loss provision was $1.0 million for the three months ended December 31, 2013 compared to $2.0 million for the three months ended December 31, 2012. The loan loss provision was $1.5 million for the six months ended December 31, 2013 compared to $4.5 million for the same period in 2012. The decrease in the provision for the three and six month periods ended December 31, 2013 is due to a favorable decrease in the loan charge-offs partially offset by additions to the allowance for growth of the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2013	2012	Inc (Dec)	2013	2012	Inc (Dec)
Realized gain on securities:
Sale of mortgage-backed securities	$—	$—	$—	$208	$—	$208
Total realized gain on securities	—	—	—	208	—	208
Other-than-temporary loss on securities:
Total impairment losses	$(1,606)	$(2,873)	$1,267	$(1,352)	$(5,745)	$4,393
Loss recognized in other comprehensive loss	733	2,053	(1,320)	(93)	4,051	(4,144)
Net impairment loss recognized in earnings	(873)	(820)	(53)	(1,445)	(1,694)	249
Fair value gain on trading securities	(188)	295	(483)	435	897	(462)
Total unrealized loss on securities	(1,061)	(525)	(536)	(1,010)	(797)	(213)
Prepayment penalty fee income	1,174	513	661	1,828	715	1,113
Gain on sale - other	1,047	—	1,047	4,136	—	4,136
Mortgage banking income	3,139	5,579	(2,440)	5,125	12,035	(6,910)
Banking service fees and other income	1,244	682	562	2,233	1,057	1,176
Total non-interest income	$5,543	$6,249	$(706)	$12,520	$13,010	$(490)

Non-interest income decreased $0.7 million to $5.5 million for the three months ended December 31, 2013. The decrease was primarily the result of a decline of $2.4 million in mortgage banking income as long-term interest rates increased and the number of loans eligible for refinancing dropped. An additional contributing factor to the decrease in non-interest income was an unrealized loss of $0.5 million in securities. The decrease was partially offset by a $1.0 million increase in gain on sale - other, primarily resulting from sales of structured settlements, a $0.7 million increase in prepayment penalty fee income and a $0.6 million increase in banking service fees and other income due primarily to prepaid card sponsorships. Non-interest income decreased $0.5 million to $12.5 million for the six months ended December 31, 2013. The decrease was primarily the result of a decline of $6.9 million in mortgage banking income as interest rates increased and the number of loans eligible for refinancing dropped. The decrease in non-interest income was partially offset by a $4.1 million increase in gain on sale - other, primarily resulting from sales of structured settlements. Other contributions to partially offset the decrease in non-interest income were a $1.1 million increase in prepayment penalty fee income and a $1.2 million increase in banking service fees and other income due primarily to prepaid card sponsorships added in fiscal 2014.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2013	2012	Inc (Dec)	2013	2012	Inc (Dec)
Salaries and related costs	$7,960	$6,952	$1,008	$15,743	$13,321	$2,422
Professional services	1,242	726	516	2,921	1,644	1,277
Occupancy and equipment	577	477	100	1,126	984	142
Data processing and internet	1,321	656	665	2,506	1,227	1,279
Advertising and promotional	1,214	1,116	98	1,803	1,910	(107)
Depreciation and amortization	696	449	247	1,417	786	631
Real estate owned and repossessed vehicles	(164)	15	(179)	(95)	113	(208)
FDIC and regulator fees	547	494	53	1,094	982	112
Other general and administrative	1,911	1,896	15	3,305	3,346	(41)
Total non-interest expenses	$15,304	$12,781	$2,523	$29,820	$24,313	$5,507

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $15.3 million for the three months ended December 31, 2013, up from $12.8 million for the three months ended December 31, 2012. The increase in compensation expense for the three months ended December 31, 2013 is primarily due to the expansion of the Banks' staffing for lending products, strategic partnerships, business banking and regulatory compliance. Non-interest expense was $29.8 million for the six months ended December 31, 2013, up from $24.3 million for the six months ended December 31, 2012. The increase in compensation expense for the six months ended December 31, 2013 is primarily due to the expansion of the Banks' staffing for lending products, strategic partnerships, business banking and regulatory compliance.
Total salaries and related costs increased $1.0 million to $8.0 million for the quarter ended December 31, 2013 compared to $7.0 million for the quarter ended December 31, 2012 due to increased staffing levels to support growth in deposit and lending activities. Total salaries and related costs increased $2.4 million to $15.7 million for the six months ended December 31, 2013 compared to $13.3 million for the six months ended December 31, 2012 due to increased staffing levels to support growth in deposit and lending activities. Our staff increased to 323 from 283, or 14.1% between December 31, 2013 and 2012, respectively.
Professional services, which include accounting and legal fees, increased $0.5 million and $1.3 million for the three and six months ended December 31, 2013, compared to the three and six month periods last year, respectively. The increases were primarily due to legal fees related to acquisition contracts and business expansion costs.
Advertising and promotional expense increased $0.1 million for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. The increase was primarily due to an increase in marketing expenses aimed at increasing deposits. Advertising and promotional expense decreased $0.1 million for the six months ended December 31, 2013, compared to the six months ended December 31, 2012. The decrease was primarily due to declines in online, email and direct leads expense primarily related to Agency mortgage banking.
Data processing and internet expense increased $0.7 million and $1.3 million for the three and six months ended December 31, 2013, compared to the three and six month periods last year, respectively. The increase was primarily due to growth in the number of customer accounts and enhancements to the Bank's core processing system.
The cost of our Federal Deposit Insurance Corporation ("FDIC”) and OCC standard regulatory charges increased $0.1 million and $0.1 million for the three and six months ended December 31, 2013, compared to the three and six month periods last year, respectively. The increase was due to the overall growth of the Bank's liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative expense had insignificant changes for the three and six months ended December 31, 2013, compared to the three and six month periods last year.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2013 and 2012 were 40.39% and 40.63%, respectively. Our effective income tax rates for the six months ended December 31, 2013 and 2012 were 39.87% and 40.68%, respectively. The reduction in the tax rates is the result of changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $477.5 million, or 15.5%, to $3,568.3 million, as of December 31, 2013, up from $3,090.8 million at June 30, 2013. The increase in total assets was primarily due to an increase of $520.4 million in net loans held for investment. Total liabilities increased $434.1 million, primarily due to an increase in deposits of $311.1 million and an increase in borrowings from the FHLB of $138.6 million.
Loans
Net loans held for investment increased 23.1% to $2,777.3 million at December 31, 2013 from $2,256.9 million at June 30, 2013. The increase in the loan portfolio was primarily due to loan originations and purchases of $1,067.7 million, partially offset by loan repayments of $523.0 million and net transfers to our held for sale portfolio of $29.9 million during the six months ended December 31, 2013.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2013		June 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$1,418,029	50.13%	$1,070,668	46.53%
Home equity	19,758	0.70%	22,537	0.98%
Warehouse and other	260,957	9.22%	204,878	8.90%
Multifamily real estate secured	873,619	30.89%	768,023	33.38%
Commercial real estate secured	27,665	0.98%	29,000	1.26%
Auto and RV secured	16,485	0.58%	18,530	0.81%
Factoring	106,494	3.77%	108,144	4.70%
Commercial & Industrial	104,895	3.71%	78,721	3.42%
Other	495	0.02%	419	0.02%
Total gross loans	2,828,397	100.00%	2,300,920	100.00%
Allowance for loan losses	(15,200)		(14,182)
Unaccreted discounts and loan fees	(35,872)		(29,820)
Net mortgage loans on real estate	$2,777,325		$2,256,918

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of December 31, 2013, the Company had $419.5 million of interest only mortgage loans and $6.8 million of option adjustable-rate mortgage loans. Through December 31, 2013, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At December 31, 2013, our non-performing loans totaled $16.3 million, or 0.58% of total gross loans and our total non-performing assets totaled $17.5 million, or 0.49% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2013	June 30, 2013	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$9,683	$11,353	$(1,670)
Home equity	—	37	(37)
Multifamily real estate secured	4,210	2,882	1,328
Commercial real estate secured	2,090	3,559	(1,469)
Total non-performing loans secured by real estate	15,983	17,831	(1,848)
Auto and RV secured	299	472	(173)
Total non-performing loans	16,282	18,303	(2,021)
Foreclosed real estate	1,143	1,865	(722)
Repossessed—vehicles	111	141	(30)
Total non-performing assets	$17,536	$20,309	$(2,773)
Total non-performing loans as a percentage of total loans	0.58%	0.80%	(0.22)%
Total non-performing assets as a percentage of total assets	0.49%	0.66%	(0.17)%

Total non-performing assets decreased from $20.3 million at June 30, 2013 to $17.5 million at December 31, 2013. As a percentage of total assets, non-performing assets decreased from 0.66% at June 30, 2013 to 0.49% at December 31, 2013. The non-performing assets decrease of approximately $2.8 million, was primarily the result of the removal of a single family loan and commercial real estate loans offset by a net increase in the multifamily segment of our portfolio.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $1.7 million at December 31, 2013 and $3.5 million at June 30, 2013.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2013, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at December 31, 2013 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $15,503 (dollars in thousands) of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $4,082; 715 – 769: $4,935; 700 – 714: $1,182; 660 – 699: $2,595 and less than 660: $2,709.

We experienced increased charge-offs of RV loans in fiscal 2007 through 2011, due to the nationwide recession. Our portfolio of RV loans is expected to decrease in the future because the Bank ceased originating RV loans in fiscal 2009.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio ("LTV") at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying quantitative and qualitative loss rates. The LTV groupings for each significant mortgage class are as follows (dollars in thousands):
The Company had $1,407,342 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $885,370; 61% – 70%: $434,800; 71% – 80%: $79,180; greater than 80%: $7,992.
The Company had $869,409 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $427,304; 56% – 65%: $263,288; 66% – 75%: $169,521; 76% – 80%: $7,421 and greater than 80%: $1,875.
The Company had $25,575 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $16,038; 51% – 60%: $6,522; 61% – 70%: $2,082; and 71% – 80%: $933.
The weighted average LTV percentage for our entire real estate loan portfolio was 55% at December 31, 2013. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

(Dollars in thousands)	December 31, 2013	June 30, 2013
Non-performing loans—90+ days past due plus other non-accrual loans	$11,379	$13,020
Troubled debt restructuring loans—non-accrual	4,903	5,283
Troubled debt restructuring loans—performing	1,719	3,538
Total impaired loans	$18,001	$21,841

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2013		June 30, 2013
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	6,064	39.89%	4,812	33.93%
Home equity	138	0.91%	183	1.29%
Warehouse and other	1,016	6.68%	1,250	8.81%
Multifamily real estate secured	2,869	18.88%	3,186	22.47%
Commercial real estate secured	1,648	10.84%	1,378	9.72%
Auto and RV secured	1,206	7.93%	1,536	10.83%
Factoring	240	1.58%	201	1.42%
Commercial & Industrial	2,003	13.18%	1,623	11.44%
Other	16	0.11%	13	0.09%
Total	$15,200	100.00%	$14,182	100.00%
The loan loss provision was $1.0 million and $2.0 million for the three months ended December 31, 2013 and December 31, 2012, respectively. The loan loss provision was $1.5 million and $4.5 million for the six months ended December 31, 2013 and December 31, 2012, respectively. The decrease for both periods in the loan loss provision was the result of lower charge-offs and improvements in non-performing loans and delinquencies. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing REO and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $477.8 million as of December 31, 2013, compared with $468.4 million at June 30, 2013. During the six months ended December 31, 2013, we purchased $68.0 million in Municipal debt securities and received principal repayments of approximately $40.3 million in our available-for-sale portfolio. In our held-to-maturity portfolio, we received principal repayments of $19.6 million with the balance of the change attributable to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held-to-maturity or available-for-sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $311.1 million, or 14.9%, to $2,403.1 million at December 31, 2013, from $2,092.0 million at June 30, 2013. Our deposit growth was the result of a 100.3% increase in interest-bearing demand accounts and an 24.3% increase in savings accounts. Our deposit growth was strengthened by our acquisition of approximately $173 million in deposits from Principal Bank, including $142 million in checking, savings and money market accounts and $31 million in time deposit accounts. Increases in business banking customers resulted in higher demand and savings account business, which replaced maturing time deposits during the six months ended December 31, 2013.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2013		June 30, 2013
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$117,732	—%	$81,524	—%
Interest bearing:
Demand	624,041	0.56%	311,539	0.50%
Savings	797,402	0.70%	641,534	0.67%
Total demand and savings	1,421,443	0.64%	953,073	0.61%
Time deposits:
Under $100,000	134,202	1.29%	183,754	1.36%
$100,000 or more	729,712	1.78%	873,648	1.52%
Total time deposits[2]	863,914	1.71%	1,057,402	1.50%
Total interest bearing	2,285,357	1.04%	2,010,475	1.08%
Total deposits	$2,403,089	0.99%	$2,091,999	1.04%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total includes brokered deposits of $444.3 million and $435.6 million as of December 31, 2013 and June 30, 2013, respectively, of which $291.3 million and $283.5 million, respectively, are time deposits.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2013	June 30, 2013	December 31, 2012
Checking and savings accounts	30,222	23,569	23,028
Time deposits	8,869	11,103	12,168
Total number of deposit accounts	39,091	34,672	35,196

Borrowings

The following table sets forth the composition of our borrowings as of the dates indicated:

	December 31, 2013		June 30, 2013		December 31, 2012
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$95,000	4.43%	$110,000	4.40%	$115,000	4.35%
FHLB Advances	729,000	1.12%	590,417	0.92%	527,000	1.22%
Subordinated debentures and other borrowings	5,155	2.64%	5,155	2.67%	5,155	2.83%
Total Borrowings	$829,155	1.51%	$705,572	1.48%	$647,155	1.79%

Weighted average cost of borrowings during the quarter	1.39%		1.83%		2.24%
Borrowings as a percent of total assets	23.24%		22.83%		22.52%

At December 31, 2013, total borrowings amounted to $829.2 million, up from $705.6 million or 17.52% from June 30, 2013 and up $182.0 million or 28.12% from December 31, 2012. Total borrowings represented 23.24% of total assets and had a weighted average cost of 1.39% at December 31, 2013, compared with 22.83% of total assets at a weighted average cost of 1.83% at June 30, 2013 and 22.52% of total assets at a weighted average cost of 2.24% at December 31, 2012.
We have sold securities under various agreements to repurchase for total proceeds of $95.0 million. The repurchase agreements have interest rates between 3.75% and 4.75% and scheduled maturities between January 2014 and December 2017. Under these agreements, we may be required to repay the $95.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 1.51 years and the weighted average remaining period before such repurchase agreements could be called is 0.12 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At December 31, 2013, a total of $15.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $15.0 million in putable advances is 2.00 years and the weighted average remaining period before such advances could be put to us is 0.15 years.
Stockholders’ Equity
Stockholders’ equity increased $43.4 million to $311.7 million at December 31, 2013 compared to $268.3 million at June 30, 2013. The increase was the result of our net income for the six months ended December 31, 2013 of $25.3 million, sale of common stock of $16.7 million, vesting and issuance of RSU's and exercise of stock options of $2.8 million, less a $1.2 million unrealized loss in other comprehensive income, net of tax, and a reduction of $0.2 million for dividends declared on preferred stock.

LIQUIDITY

Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2013	2012
Operating Activities	$36,827	$(34,511)
Investing Activities	$(560,528)	$(383,421)
Financing Activities	$453,893	$472,008
During the six months ended December 31, 2013, we had net cash inflows from operating activities of $36.8 million compared to outflows of $34.5 million for the six months ended December 31, 2012. Net operating cash inflows and outflows fluctuate due to the timing of mortgage loan originations and proceeds from loan sales.
Net cash outflows from investing activities totaled $560.5 million for the six months ended December 31, 2013, while outflows totaled $383.4 million for the same period in fiscal year 2013. The increase was primarily due to higher loan originations, which were only partially offset by increased repayments of loans, in the 2014 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $453.9 million for the six months ended December 31, 2013, while inflows totaled $472.0 million for the six months ended December 31, 2012. Net cash provided by financing activities increased primarily from a net increase in FHLB advances for the six months ended December 31, 2013 compared to December 31, 2012. During the six months ended December 31, 2013, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2013, the Company had $664.0 million available immediately and is in a fully collateralized position. At December 31, 2013, we also had two $10.0 million unsecured federal funds purchase lines with two different banks, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2013, the Bank did not have any borrowings outstanding and the amount available from this source was $21.7 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $444.3 million outstanding at December 31, 2013. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

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

In fiscal year 2013, we commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through December 31, 2013 are as follows (dollars in thousands, except per share data, per share price is net of commissions):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates	March 2013	$35.25	200,000	$6,874	$176
Raymond James & Associates	October 2013	$68.76	49,580	$3,409	$87
Raymond James & Associates	November 2013	$70.56	147,820	$10,431	$267
Raymond James & Associates	December 2013	$77.32	38,599	$2,984	$77
As of December 31, 2013, the total gross sales we completed and the remaining sales we have available under the ATM Offering were $24,306,000 and $25,694,000, respectively.

OFF-BALANCE SHEET COMMITMENTS
At December 31, 2013, we had commitments to originate loans with an aggregate outstanding principal balance of $125.3 million, and commitments to sell loans with an aggregate outstanding principal balance of $38.8 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of December 31, 2013 totaled $396.7 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of December 31, 2013
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$874,264	$446,169	$146,630	$155,444	$126,021
Time deposits[2]	877,531	402,382	225,819	63,586	185,744
Operating lease obligations[3]	13,859	2,001	4,006	4,344	3,508
Total	$1,765,654	$850,552	$376,455	$223,374	$315,273
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2013.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for leases of real property.

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
Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the OCC require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2013, our Bank met all the capital adequacy requirements to which it was subject. At December 31, 2013, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since December 31, 2013 that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements were as follows:

	As of December 31, 2013
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$322,750	9.01%	$143,366	4.00%	$179,207	5.00%
Tier 1 capital (to risk-weighted assets)	322,750	15.03%	N/A	N/A	128,877	6.00%
Total capital (to risk-weighted assets)	337,950	15.73%	171,387	8.00%	214,796	10.00%
Tangible capital (to tangible assets)	322,750	9.01%	53,762	1.50%	N/A	N/A

	As of June 30, 2013
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$268,103	8.63%	$124,277	4.00%	$155,346	5.00%
Tier 1 capital (to risk-weighted assets)	268,103	14.52%	N/A	N/A	110,813	6.00%
Total capital (to risk-weighted assets)	282,285	15.28%	147,751	8.00%	184,689	10.00%
Tangible capital (to tangible assets)	268,103	8.63%	46,604	1.50%	N/A	N/A

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

The following table sets forth the interest rate sensitivity of our assets and liabilities at December 31, 2013:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2013
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$131,886	$—	$—	$131,886
Securities[1]	284,787	15,718	177,324	477,829
Stock of the FHLB, at cost	35,861	—	—	35,861
Loans—net of allowance for loan loss[2]	409,689	1,798,490	569,146	2,777,325
Loans held for sale	87,362	—	—	87,362
Total interest-earning assets	949,585	1,814,208	746,470	3,510,263
Non-interest earning assets	—	—	—	58,036
Total assets	$949,585	$1,814,208	$746,470	$3,568,299
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,818,173	$284,284	$182,900	$2,285,357
Securities sold under agreements to repurchase	60,000	35,000	—	95,000
Advances from the FHLB[4]	374,000	290,000	65,000	729,000
Other borrowed funds	5,155	—	—	5,155
Total interest-bearing liabilities	2,257,328	609,284	247,900	3,114,512
Other non-interest-bearing liabilities	—	—	—	142,117
Stockholders’ equity	—	—	—	311,670
Total liabilities and equity	$2,257,328	$609,284	$247,900	$3,568,299
Net interest rate sensitivity gap	$(1,307,743)	$1,204,924	$498,570	$395,751
Cumulative gap	$(1,307,743)	$(102,819)	$395,751	$395,751
Net interest rate sensitivity gap—as a % of interest earning assets	(137.72)%	66.42%	66.79%	11.27%
Cumulative gap—as % of cumulative interest earning assets	(137.72)%	(3.72)%	11.27%	11.27%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of December 31, 2013
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$267,278	(34.8)%	7.83%
Up 200 basis points	331,284	(19.2)%	9.39%
Up 100 basis points	388,060	(5.4)%	10.69%
Base	410,248	—%	11.05%
Down 100 basis points	445,133	8.5%	11.81%
Down 200 basis points	446,566	8.9%	11.75%

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the six months ended December 31, 2013. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended December 31, 2013
October 1, 2013 to December 31, 2013	—	$—	—	319,291
Balance at December 31, 2013	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at July 1, 2013	309,204
July 1, 2013 to July 31, 2013	1,076
August 1, 2013 to August 31, 2013	18,696
September 1, 2013 to September 30, 2013	1,317
October 1, 2013 to October 31, 2013	25
November 1, 2013 to November 30, 2013	—
December 1, 2013 to December 31, 2013	7,799
Ending Balance at December 31, 2013	338,117
Total Treasury Shares at December 31, 2013	933,817

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Document

3.1	Certificate of Amendment of Certificate of Incorporation of BofI Holding, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instant Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BofI Holding, Inc.

Dated:	February 5, 2014	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	February 5, 2014	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)