Form 10-Q
period 2014-03-31
BofI Holding, Inc.
filed 2014-05-06
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 14,196,699 shares of common stock, $0.01 par value per share, as of April 30, 2014.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2014	June 30, 2013
ASSETS
Cash and due from banks	$128,398	$196,264
Federal funds sold	—	5,430
Total cash and cash equivalents	128,398	201,694
Securities:
Trading	7,599	7,111
Available-for-sale	206,166	185,607
Held-to-maturity fair value $249,873 as of March 2014 and $271,854 as of June 2013	253,276	275,691
Stock of the Federal Home Loan Bank, at cost	29,140	27,750
Loans held for sale, carried at fair value	11,255	36,665
Loans held for sale, lower of cost or fair value	53,413	40,326
Loans - net of allowance for loan losses of $15,994 as of March 2014 and $14,182 as of June 2013	3,101,408	2,256,918
Accrued interest receivable	11,649	9,763
Furniture, equipment and software—net	6,667	6,418
Deferred income tax	25,551	23,555
Cash surrender value of life insurance	5,580	5,445
Other real estate owned and repossessed vehicles	134	2,006
Other assets	10,589	11,822
TOTAL ASSETS	$3,850,825	$3,090,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$130,989	$81,524
Interest bearing	2,701,987	2,010,475
Total deposits	2,832,976	2,091,999
Securities sold under agreements to repurchase	60,000	110,000
Advances from the Federal Home Loan Bank	592,000	590,417
Subordinated debentures	5,155	5,155
Accrued interest payable	1,410	1,674
Accounts payable and accrued liabilities and other liabilities	20,439	23,264
Total liabilities	3,511,980	2,822,509
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock— $0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of March 2014 and June 2013	5,063	5,063
Common stock—$0.01 par value; 50,000,000 shares authorized; 15,130,367 shares issued and 14,195,307 shares outstanding as of March 2014; 25,000,000 shares authorized; 14,638,229 shares issued and 13,733,325 shares outstanding as of June 2013	151	146
Additional paid-in capital	189,851	156,297
Accumulated other comprehensive income (loss)—net of tax	(11,369)	(10,800)
Retained earnings	167,527	127,813
Treasury stock, at cost; 935,060 shares as of March 2014 and 904,904 shares as of June 2013	(12,378)	(10,257)
Total stockholders' equity	338,845	268,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,850,825	$3,090,771
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$38,931	$29,271	$104,273	$82,598
Investments	6,232	5,364	18,463	16,593
Total interest and dividend income	45,163	34,635	122,736	99,191
INTEREST EXPENSE:
Deposits	6,572	5,749	17,894	17,035
Advances from the Federal Home Loan Bank	2,021	1,425	4,888	4,573
Other borrowings	907	1,259	3,353	3,960
Total interest expense	9,500	8,433	26,135	25,568
Net interest income	35,663	26,202	96,601	73,623
Provision for loan losses	1,600	1,550	3,100	6,050
Net interest income, after provision for loan losses	34,063	24,652	93,501	67,573
NON-INTEREST INCOME:
Realized gain on sale of mortgage-backed securities	—	420	208	420
Other-than-temporary loss on securities:
Total impairment losses	(617)	1,075	(1,969)	(4,670)
Loss recognized in other comprehensive income	(102)	(1,611)	(195)	2,440
Net impairment loss recognized in earnings	(719)	(536)	(2,164)	(2,230)
Fair value gain on trading securities	53	459	488	1,356
Total unrealized loss on securities	(666)	(77)	(1,676)	(874)
Prepayment penalty fee income	458	470	2,286	1,185
Gain on sale - other	1,915	—	6,051	—
Mortgage banking income	2,358	5,372	7,483	17,407
Banking service fees and other income	1,147	649	3,380	1,706
Total non-interest income	5,212	6,834	17,732	19,844
NON-INTEREST EXPENSE:
Salaries and related costs	7,721	7,510	23,464	20,831
Professional services	1,404	860	4,325	2,504
Occupancy and equipment	589	549	1,715	1,533
Data processing and internet	1,562	715	4,068	1,942
Advertising and promotional	670	1,020	2,473	2,930
Depreciation and amortization	744	493	2,161	1,279
Real estate owned and repossessed vehicles	(51)	234	(146)	347
FDIC and regulator fees	572	520	1,666	1,502
Other general and administrative	1,136	2,020	4,441	5,366
Total non-interest expense	14,347	13,921	44,167	38,234
INCOME BEFORE INCOME TAXES	24,928	17,565	67,066	49,183
INCOME TAXES	10,318	7,163	27,120	20,024
NET INCOME	$14,610	$10,402	$39,946	$29,159
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$14,533	$10,053	$39,714	$28,401
COMPREHENSIVE INCOME	$15,268	$10,439	$39,377	$27,092
Basic earnings per share	$1.00	$0.76	$2.78	$2.20
Diluted earnings per share	$1.00	$0.74	$2.76	$2.12
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
NET INCOME	$14,610	$10,402	$39,946	$29,159
Other comprehensive income:
Net unrealized gain (loss) from available-for-sale securities	879	(1,537)	(1,165)	(1,343)
Other-than-temporary impairment on held-to-maturity securities recognized in other comprehensive income	217	1,598	217	(2,104)
Unrealized gain (loss), net of reclassification adjustments, before income tax	1,096	61	(948)	(3,447)
Income tax (expense) benefit related to items of other comprehensive income	(438)	(24)	379	1,380
Other comprehensive income (loss)	658	37	(569)	(2,067)
Comprehensive income	$15,268	$10,439	$39,377	$27,092

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE - July 1, 2013	515	$5,063	14,638,229	(904,904)	13,733,325	$146	$156,297	$127,813	$(10,800)	$(10,257)	$268,262
Net income	—	—	—	—	—	—	—	39,946	—	—	39,946
Other comprehensive income	—	—	—	—	—	—	—	—	(569)	—	(569)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(232)	—	—	(232)
Issuance of common stock	—	—	375,607	—	375,607	3	27,553	—	—	—	27,556
Stock-based compensation expense	—	—	—	—	—	—	3,146	—	—	—	3,146
Restricted stock grants and tax benefits	—	—	89,561	(30,156)	59,405	1	2,019	—	—	(2,121)	(101)
Stock option exercises and tax benefits	—	—	26,970	—	26,970	1	836	—	—	—	837
BALANCE - March 31, 2014	515	$5,063	15,130,367	(935,060)	14,195,307	$151	$189,851	$167,527	$(11,369)	$(12,378)	$338,845

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,946	$29,159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(6,394)	(5,701)
Net accretion of discounts on loans	(2,168)	(2,210)
Stock-based compensation expense	3,146	2,435
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(2,614)	(585)
Valuation of financial instruments carried at fair value	(488)	(1,356)
Net gain on sale of investment securities	—	(420)
Impairment charge on securities	2,163	2,230
Provision for loan losses	3,100	6,050
Deferred income taxes	(1,615)	(2,940)
Origination of loans held for sale	(523,561)	(815,230)
Unrealized (gain) loss on loans held for sale	391	48
Gain on sales of loans held for sale	(13,924)	(17,455)
Proceeds from sale of loans held for sale	576,160	785,543
(Gain) loss on sale of other real estate and foreclosed assets	(350)	(298)
Depreciation and amortization of furniture, equipment and software	2,161	1,279
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(1,886)	(985)
Other assets	2,368	3,108
Accrued interest payable	(264)	(65)
Accounts payable and accrued liabilities	(2,332)	4,400
Net cash provided by (used in) operating activities	73,839	(12,993)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(68,033)	(30,399)
Proceeds from sale of available-for-sale mortgage-backed securities	—	2,775
Proceeds from repayment of securities	73,170	64,865
Purchase of stock of Federal Home Loan Bank	(17,395)	(8,597)
Proceeds from redemption of stock of Federal Home Loan Bank	16,005	5,641
Origination of loans for portfolio	(1,617,484)	(672,276)
Origination of mortgage warehouse loans, net	—	(106,005)
Proceeds from sales of other real estate owned and repossessed assets	2,605	2,266
Purchases of loans, net of discounts and premiums	—	(1,541)
Principal repayments on loans	743,666	326,482
Net purchases of furniture, equipment and software	(2,410)	(3,672)
Net cash used in investing activities	(869,876)	(420,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	740,977	487,848
Proceeds from Federal Home Loan Bank advances	612,000	197,000
Repayment of Federal Home Loan Bank advances	(610,417)	(159,000)
Repayment of other borrowings and securities sold under agreements to repurchase	(50,000)	(10,000)
Proceeds from exercise of common stock options	243	247
Proceeds from issuance of common stock	27,556	6,765
Proceeds from issuance of preferred stock	—	18,552
Tax benefit from exercise of common stock options and vesting of restricted stock grants	2,614	585
Cash dividends on preferred stock	(232)	(479)
Net cash provided by financing activities	722,741	541,518
NET CHANGE IN CASH AND CASH EQUIVALENTS	(73,296)	108,064
CASH AND CASH EQUIVALENTS—Beginning of year	201,694	35,426
CASH AND CASH EQUIVALENTS—End of period	$128,398	$143,490
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$26,397	$25,633
Income taxes paid	$24,646	$23,460
Transfers to other real estate owned and repossessed vehicles from loans	$1,110	$3,321
Transfers from loans held for investment to loans held for sale	$39,799	$17,226
Transfers from loans held for sale to loans held for investment	$1,471	$46,635
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS PERIOD ENDED MARCH 31, 2014 AND 2013
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2013 included in our Annual Report on Form 10-K.
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

New Accounting Pronouncements. In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Accounting Standards Codification 310-40), which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Under ASU 2014-04, physical possession of residential real estate property is achieved when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property through completion of a deed in lieu of foreclosure in order to satisfy that loan. Once physical possession has been achieved, the loan is derecognized and the property recorded within other assets at the lower of cost or fair value (less estimated costs to sell). In addition, the guidance requires both interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this update are effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with retrospective disclosure necessary for all comparative periods presented. The adoption of this standard will result in additional disclosures but is not expected to have any impact on the Company’s condensed consolidated financial statements or results of operations.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At March 31, 2014, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 24.9% of all banks in the collateral pools, compared to 14.1% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At March 31, 2014, the Company used a weighted average discount margin of 450 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic activity, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at March 31, 2014 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $823. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $965.
Securities—available-for-sale and held-to-maturity. Available-for-sale securities are recorded at fair value and consist of residential mortgage-backed securities ("RMBS") issued by U.S. agencies, non-agencies, collateralized loan obligations, and municipals. Held-to-maturity securities are recorded at amortized cost and consist of RMBS issued by U.S. agencies, RMBS issued by non-agencies, and municipals. Fair value for U.S. agency securities is generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available-for-sale or held-to-maturity.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation ("HPA") index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and housing price appreciation. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in February 2014) was 6.7%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at March 31, 2014 are from 1.6% up to 84.2% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at March 31, 2014 are from 0.3% up to 14.6% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at March 31, 2014, the Company computed its discount rates as a spread between 247 and 841 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
Loans Held for Sale. Loans held for sale at fair value are primarily single-family and multifamily residential loans. The fair value of loans held for sale is determined by pricing for comparable assets or by existing forward sales commitment prices with investors.
Impaired Loans. Impaired loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or the collateral pledged. The accrual of interest income has been discontinued for impaired loans. The impaired loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The Company assesses loans individually and identifies impairment when the loan is classified as impaired or has been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing. The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral. The fair value of impaired loans with specific write-offs or allocations of the allowance for loan losses are generally based on recent real estate appraisals or internal valuation analyses consistent with the methodology used in real estate appraisals and include other third-party valuations and analysis of cash flows. These appraisals and analyses are updated at least on an annual basis. The Company primarily obtains real estate appraisals and in the rare cases where an appraisal cannot be obtained, the Company performs an internal valuation analysis. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. The sales comparison approach uses at least three recent similar property sales to help determine the fair value of the property being appraised. The income approach is calculated by taking the net operating income generated by the collateral property of the rent collected and dividing it by an assumed capitalization rate. Adjustments are routinely made in the process by the appraisers to account for differences between the comparable sales and income data available. When measuring the fair value of the impaired loan based upon the projected sale of the underlying collateral, the Company subtracts the costs expected to be incurred for the transfer of the underlying collateral, which includes items such as sales commissions, delinquent taxes and insurance premiums. These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and June 30, 2013. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,599	$7,599
Securities—Available-for-Sale:
Agency Debt	$—	$—	$—	$—
Agency RMBS	—	61,642	—	61,642
Non-Agency RMBS	—	—	38,585	38,585
Municipal	—	28,943	—	28,943
Other Debt Securities	—	76,996	—	76,996
Total—Securities—Available-for-Sale	$—	$167,581	$38,585	$206,166
Loans Held for Sale	$—	$11,255	$—	$11,255
Other assets - Derivative Instruments	$—	$—	$1,065	$1,065
LIABILITIES:
Other liabilities - Derivative Instruments	$—	$—	$58	$58

	June 30, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,111	$7,111
Securities—Available-for-Sale:
Agency Debt	$—	$25,063	$—	$25,063
Agency RMBS	—	69,882	—	69,882
Non-Agency RMBS	—	—	49,284	49,284
Municipal	—	11,103	—	11,103
Other Debt Securities	—	30,275	—	30,275
Total—Securities—Available-for-Sale	$—	$136,323	$49,284	$185,607
Loans Held for Sale	$—	$36,665	$—	$36,665
Other assets - Derivative Instruments	$—	$—	$2,355	$2,355
LIABILITIES:
Other liabilities - Derivative Instruments	$—	$—	$133	$133

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2014
(Dollars in thousands)	Securities - Trading: Collateralized Debt Obligations	Securities - Available-for- Sale: Non-Agency RMBS	Derivative Instruments, net	Total
Assets:
Opening Balance	$7,546	$40,841	$1,055	$49,442
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	53	—	—	53
Included in earnings—Mortgage banking	—	—	(48)	(48)
Included in other comprehensive income	—	(389)	—	(389)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	(1,674)	—	(1,674)
Other-than-temporary impairment	—	(193)	—	(193)
Closing balance	$7,599	$38,585	$1,007	$47,191

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$53	$—	$(48)	$5

	For the Nine Months Ended
	March 31, 2014
(Dollars in thousands)	Securities - Trading: Collateralized Debt Obligations	Securities - Available-for- Sale: Non-Agency RMBS	Derivative Instruments, net	Total
Assets:
Opening Balance	$7,111	$49,284	$2,222	$58,617
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	488	—	—	488
Included in earnings—Mortgage banking	—	—	(1,215)	(1,215)
Included in other comprehensive income	—	(1,306)	—	(1,306)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	(9,198)	—	(9,198)
Other-than-temporary impairment	—	(195)	—	(195)
Closing balance	$7,599	$38,585	$1,007	$47,191

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$488	$—	$(1,215)	$(727)

	For the Three Months Ended
	March 31, 2013
(Dollars in thousands)	Trading Securities: Collateralized Debt Obligations	Securities - Available-for- Sale: Non-Agency RMBS	Derivative Instruments, net	Total
Assets:
Opening Balance	$6,735	$69,883	$1,464	$78,082
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	420	—	420
Included in earnings—Fair value gain on trading securities	459	—	—	459
Included in earnings—Mortgage banking	—	—	189	189
Included in other comprehensive income	—	(1,425)	—	(1,425)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	(2,775)	—	(2,775)
Settlements	—	(7,041)	—	(7,041)
Other-than-temporary impairment	—	—	—	—
Closing balance	$7,194	$59,062	$1,653	$67,909

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$459	$420	$189	$1,068

	For the Nine Months Ended
	March 31, 2013
(Dollars in thousands)	Trading Securities: Collateralized Debt Obligations	Securities - Available-for- Sale: Non-Agency RMBS	Derivative Instruments, net	Total
Assets:
Opening Balance	$5,838	$83,127	$1,585	$90,550
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	420	—	420
Included in earnings—Fair value gain on trading securities	1,356	—	—	1,356
Included in earnings—Mortgage banking	—	—	68	68
Included in other comprehensive income	—	(1,740)	—	(1,740)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	(2,775)	—	(2,775)
Settlements	—	(19,818)	—	(19,818)
Other-than-temporary impairment	—	(152)	—	(152)
Closing balance	$7,194	$59,062	$1,653	$67,909

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$1,356	$420	$68	$1,844

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	March 31, 2014
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities - Trading: Collateralized Debt Obligations	$7,599	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	19.0 to 30.1% (24.9%) 4.5 to 4.5% (4.5%)
Securities - Available-for-Sale: Non-agency RMBS	$38,585	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	1.6 to 44.5% (9.7%) 0.3 to 14.6% (5.4%) 1.6 to 84.2% (60.9%) 2.5 to 8.4% (5.3%)
Derivative Instruments, net	$1,007	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

	June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities - Trading: Collateralized Debt Obligations	$7,111	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	26.3 to 31.1% (28.5%) 4.5 to 4.5% (4.5%)
Securities - Available-for-Sale: Non-agency RMBS	$49,284	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 55.4% (15.6%) 0.3 to 22.7% (10.3%) 1.6 to 96.2% (59.9%) 2.4 to 7.9% (5.6%)
Derivative Instruments, net	$2,222	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Interest income on investments	$61	$58	$175	$196
Fair value adjustment	53	459	488	1,356
Total	$114	$517	$663	$1,552

The table below summarizes assets measured for impairment on a non-recurring basis was as follows:

	March 31, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single Family real estate secured:
Mortgage	$—	$—	$10,251	$10,251
Home Equity	—	—	37	37
Multifamily real estate secured	—	—	6,180	6,180
Commercial real estate secured	—	—	4,437	4,437
Auto and RV secured	—	—	564	564
Total	$—	$—	$21,469	$21,469
Other real estate owned and repossessed vehicles:
Single Family real estate secured:
Mortgage	$—	$—	$86	$86
Multifamily real estate secured	—	—	—	—
Auto and RV secured	—	—	48	48
Total	$—	$—	$134	$134
HTM Securities - Non-Agency RMBS	$—	$—	$91,514	$91,514

	June 30, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Impaired Loans:
Single Family real estate secured:
Mortgage	$—	$—	$12,372	$12,372
Home Equity	—	—	57	57
Multifamily real estate secured	—	—	4,505	4,505
Commercial real estate secured	—	—	3,559	3,559
Auto and RV secured	—	—	1,348	1,348
Total	$—	$—	$21,841	$21,841
Other real estate owned and foreclosed assets:
Single Family real estate secured:
Mortgage	$—	$—	$567	$567
Multifamily real estate secured	—	—	1,298	1,298
Auto and RV secured	—	—	141	141
Total	$—	$—	$2,006	$2,006
HTM Securities - Non-Agency RMBS	$—	$—	$97,193	$97,193

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $21,469, after charge-offs of $755 for the three months ended March 31, 2014, and charge-offs of $1,139 for the nine months ended March 31, 2014, and life to date charge-offs of $4,488. Impaired loans had a related allowance of $86 at March 31, 2014.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $134 after charge-offs of $0 for the three months ended March 31, 2014. Our other real estate owned and foreclosed assets had a net carrying amount of $2,006 after charge-offs of $152 during the year ended June 30, 2013.
Held-to-maturity securities measured for impairment on a non-recurring basis had a fair value of $91,514 and a carrying amount of $94,032 at March 31, 2014, after net impairment charges to income of $525 and $1,969 and changes to other comprehensive loss of $217 and $216 during the three and nine months ended March 31, 2014, respectively. The Company recognized net impairment charges to income of $536 and $2,079 and changes in other comprehensive loss of $1,598 and $2,104 for the three and nine month periods ended March 31, 2013, respectively. These held-to-maturity securities are valued using Level 3 inputs.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2014 and June 30, 2013.
As of March 31, 2014 and June 30, 2013, the aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	March 31, 2014	June 30, 2013
Aggregate fair value	$11,255	$36,665
Contractual balance	9,189	36,070
Gain	$2,066	$595
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Interest income	$48	$280	$438	$1,074
Change in fair value	(383)	(720)	(2,078)	20
Total	$(335)	$(440)	$(1,640)	$1,094

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2014
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single Family real estate secured:
Mortgage	$10,251	Sales comparison approach	Adjustment for differences between the comparable sales	-62.6 to 86.5% (-6.2%)
Home Equity	$37	Sales comparison approach	Adjustment for differences between the comparable sales	-13.9 to 12.0% (3.8%)
Multifamily real estate secured	$6,180	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-56.7 to 99.9% (-11.0%)
Commercial real estate secured	$4,437	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-51.4 to 82.4% (-23.8%)
Auto and RV secured	$564	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 95.1% (3.6%)
Other real estate owned:
Single Family real estate secured:
Mortgage	$86	Sales comparison approach	Adjustment for differences between the comparable sales	-20.8 to 0.0% (-20.8%)
Auto and RV secured	$48	Sales comparison approach	Adjustment for differences between the comparable sales	-36.5 to 24.8% (4.8%)
HTM Securities - Non-Agency RMBS	$91,514	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.1 to 44.5% (9.6%) 1.5 to 13.3% (5.9%) 3.5 to 76.3% (59.9%) 2.8 to 8.4% (6.2%)
_____________________
1 For impaired loans and other real estate owned the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

	June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single Family real estate secured:
Mortgage	$12,372	Sales comparison approach	Adjustment for differences between the comparable sales	-94.4 to 39.8% (-19.1%)
Home Equity	$57	Sales comparison approach	Adjustment for differences between the comparable sales	-17.5 to 89.6% (22.6%)
Multifamily real estate secured	$4,505	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-79.1 to 35.9% (-21.5%)
Commercial real estate secured	$3,559	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-33.7 to 60.0% (5.8%)
Auto and RV secured	$1,348	Sales comparison approach	Adjustment for differences between the comparable sales	-5.1 to 46.8% (9.7%)
Other real estate owned:
Single Family real estate secured:
Mortgage	$567	Sales comparison approach	Adjustment for differences between the comparable sales	-50.6 to 22.6% (-18.7%)
Multifamily real estate secured	$1,298	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-59.2 to 38.6% (-10.6%)
Auto and RV secured	$141	Sales comparison approach	Adjustment for differences between the comparable sales	-57.5 to 19.9% (-3.4%)
HTM Securities - Non-Agency RMBS	$97,193	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	6.1 to 55.4% (16.6%) 1.5 to 22.5% (12.2%) 3.5 to 74.5% (60.3%) 3.0 to 7.9% (6.8%)
_____________________
1 For impaired loans and other real estate owned the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at the periods indicated:

	March 31, 2014
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$128,398	$128,398	$—	$—	$128,398
Securities trading	7,599	—	—	7,599	7,599
Securities available-for-sale	206,166	—	167,581	38,585	206,166
Securities held-to-maturity	253,276	—	90,573	159,300	249,873
Loans held for sale, at fair value	11,255	—	11,255	—	11,255
Loans held for sale, at lower of cost or fair value	53,413	—	—	53,439	53,439
Loans held for investment—net	3,101,408	—	—	3,215,143	3,215,143
Accrued interest receivable	11,649	—	—	11,649	11,649
Financial liabilities:
Time deposits and savings	2,832,976	—	2,833,325	—	2,833,325
Securities sold under agreements to repurchase	60,000	—	64,317	—	64,317
Advances from the Federal Home Loan Bank	592,000	—	597,551	—	597,551
Subordinated debentures and other borrowings	5,155	—	5,289	—	5,289
Accrued interest payable	1,410	—	1,410	—	1,410
Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	June 30, 2013
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$201,694	$201,694	$—	$—	$201,694
Securities trading	7,111	—	—	7,111	7,111
Securities available-for-sale	185,607	—	136,323	49,284	185,607
Securities held-to-maturity	275,691	—	97,340	174,514	271,854
Loans held for sale, at fair value	36,665	—	36,665	—	36,665
Loans held for sale, at lower of cost or fair value	40,326	—	—	40,424	40,424
Loans held for investment—net	2,256,918	—	—	2,316,802	2,316,802
Accrued interest receivable	9,763	—	—	9,763	9,763
Financial liabilities:
Time deposits and savings	2,091,999	—	2,109,725	—	2,109,725
Securities sold under agreements to repurchase	110,000	—	117,215	—	117,215
Advances from the Federal Home Loan Bank	590,417	—	595,651	—	595,651
Subordinated debentures and other borrowings	5,155	—	5,317	—	5,317
Accrued interest payable	1,674	—	1,674	—	1,674

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
The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity at March 31, 2014 and June 30, 2013 were:

	March 31, 2014
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies [1]	$—	$62,494	$1,036	$(1,888)	$61,642	$49,125	$1,917	$—	$51,042
Non-agency [2]	—	35,878	3,351	(644)	38,585	168,081	6,668	(15,449)	159,300
Total mortgage-backed securities	—	98,372	4,387	(2,532)	100,227	217,206	8,585	(15,449)	210,342
Other debt securities:
U.S. agencies [1]	—	—	—	—	—	—	—	—	—
Municipal	—	28,599	355	(11)	28,943	36,070	3,461	—	39,531
Non-agency	7,599	76,299	770	(73)	76,996	—	—	—	—
Total other debt securities	7,599	104,898	1,125	(84)	105,939	36,070	3,461	—	39,531
Total debt securities	$7,599	$203,270	$5,512	$(2,616)	$206,166	$253,276	$12,046	$(15,449)	$249,873

	June 30, 2013
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies [1]	$—	$70,517	$1,143	$(1,778)	$69,882	$54,825	$2,386	$—	$57,211
Non-agency [2]	—	45,271	4,221	(208)	49,284	184,742	5,758	(15,986)	174,514
Total mortgage-backed securities	—	115,788	5,364	(1,986)	119,166	239,567	8,144	(15,986)	231,725
Other debt securities:
U.S. agencies [1]	—	25,049	14	—	25,063	—	—	—	—
Municipal	—	11,062	41	—	11,103	36,124	4,005	—	40,129
Non-agency	7,111	29,646	630	(1)	30,275	—	—	—	—
Total other debt securities	7,111	65,757	685	(1)	66,441	36,124	4,005	—	40,129
Total debt securities	$7,111	$181,545	$6,049	$(1,987)	$185,607	$275,691	$12,149	$(15,986)	$271,854
 __________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $38,585 at March 31, 2014 consists of twenty-four different issues of super senior securities with a fair value of $24,065; one senior structured whole loan security with a fair value of $14,426 and three mezzanine z-tranche securities with a fair value of $94 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $168,081 at March 31, 2014 consists of 81 different issues of super senior securities totaling $165,985 and one senior-support security with a carrying value of $2,096. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC Topic 310"). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired and a charge of $680 was recorded for the fiscal 2013 year and a charge of $572 for the nine months ended March 31, 2014 was recorded. At March 31, 2014 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at March 31, 2014 and June 30, 2013 were $70,521 and $208,826 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2014
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$27,375	$(1,888)	$27,375	$(1,888)	$—	$—	$1	$—	$1	$—
Non-agency	66	(6)	1,983	(638)	2,049	(644)	8,978	(412)	69,723	(15,037)	78,701	(15,449)
Total RMBS securities	66	(6)	29,358	(2,526)	29,424	(2,532)	8,978	(412)	69,724	(15,037)	78,702	(15,449)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	7,754	(11)	—	—	7,754	(11)	—	—	—	—	—	—
Non-agency	8,458	(73)	—	—	8,458	(73)	—	—	—	—	—	—
Total Other Debt	16,212	(84)	—	—	16,212	(84)	—	—	—	—	—	—
Total debt securities	$16,278	$(90)	$29,358	$(2,526)	$45,636	$(2,616)	$8,978	$(412)	$69,724	$(15,037)	$78,702	$(15,449)

	June 30, 2013
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$27,212	$(1,714)	$4,611	$(64)	$31,823	$(1,778)	$3	$—	$5	$—	$8	$—
Non-agency	6,070	(14)	2,415	(194)	8,485	(208)	49,030	(2,517)	48,009	(13,469)	97,039	(15,986)
Total RMBS securities	33,282	(1,728)	7,026	(258)	40,308	(1,986)	49,033	(2,517)	48,014	(13,469)	97,047	(15,986)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	—	—	—	—	—	—	—	—	—	—	—	—
Non-agency	7,232	(1)	—	—	7,232	(1)	—	—	—	—	—	—
Total Other Debt	7,232	(1)	—	—	7,232	(1)	—	—	—	—	—	—
Total debt securities	$40,514	$(1,729)	$7,026	$(258)	$47,540	$(1,987)	$49,033	$(2,517)	$48,014	$(13,469)	$97,047	$(15,986)

There were 34 securities that were in a continuous loss position at March 31, 2014 for a period of more than 12 months. There were 24 securities that were in a continuous loss position at June 30, 2013 for a period of more than 12 months. The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Beginning balance	$(16,782)	$(13,529)	$(15,336)	$(11,835)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	(187)	—	(187)	(323)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(531)	(536)	(1,977)	(1,907)
Ending balance	$(17,500)	$(14,065)	$(17,500)	$(14,065)

At March 31, 2014, 50 non-agency RMBS with a total carrying amount of $101,573 were determined to have cumulative credit losses of $17,500 of which $719 was recognized in earnings during the three months ended March 31, 2014 and $2,164 was recognized in earnings for the nine months ended March 31, 2014. This quarter’s other-than-temporary impairment of $719 is related to ten non-agency RMBS with a total carrying amount of $12,899. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the non-credit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the non-credit component as a charge to other comprehensive income, net of the related income tax benefit.
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
During the three and nine months ended March 31, 2014, there were no security sales.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	March 31, 2014	June 30, 2013
Available-for-sale debt securities—net unrealized gains	$2,897	$4,061
Held-to-maturity debt securities—non-credit related	(21,850)	(22,067)
Subtotal	(18,953)	(18,006)
Tax benefit	7,584	7,206
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(11,369)	$(10,800)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity at March 31, 2014 were:

	March 31, 2014
	Trading	Available for sale		Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Fair Value	Carrying Amount	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$—	$5,275	$5,071	$1,781	$1,840
Due one to five years	—	16,878	16,350	6,635	6,854
Due five to ten years	—	14,776	14,537	7,190	7,432
Due after ten years	—	25,565	25,684	33,519	34,916
Total RMBS—U.S. agencies[1]	—	62,494	61,642	49,125	51,042
RMBS—Non-agency:
Due within one year	—	7,294	7,827	20,642	20,066
Due one to five years	—	16,705	18,166	52,469	50,843
Due five to ten years	—	8,347	9,131	37,297	35,398
Due after ten years	—	3,532	3,461	57,673	52,993
Total RMBS—Non-agency	—	35,878	38,585	168,081	159,300
Other debt:
Due within one year	—	20,986	21,103	873	954
Due one to five years	—	58,475	59,116	4,052	4,430
Due five to ten years	—	14,225	14,365	6,362	6,959
Due after ten years	7,599	11,212	11,355	24,783	27,188
Total other debt	7,599	104,898	105,939	36,070	39,531
Total	$7,599	$203,270	$206,166	$253,276	$249,873
 __________________________
1. RMBS distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2014	June 30, 2013
Single family real estate secured:
Mortgage	$1,670,078	$1,070,668
Home equity	18,716	22,537
Warehouse and other[1]	263,334	204,878
Multifamily real estate secured	906,275	768,023
Commercial real estate secured	24,441	29,000
Auto and RV secured	15,494	18,530
Factoring	108,871	108,144
Commercial & Industrial	146,129	78,721
Other	685	419
Total gross loans	3,154,023	2,300,920
Allowance for loan losses	(15,994)	(14,182)
Unaccreted discounts and loan fees	(36,621)	(29,820)
Total net loans	$3,101,408	$2,256,918
 __________________________________

1.	The balance of single family warehouse loans was $54,782 at March 31, 2014 and $107,806 at June 30, 2013. The remainder of the balance is attributable to single family lender finance loans.

Allowance for Loan Losses. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the allowance) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at March 31, 2014, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
Allowance for Loan Loss Disclosures—The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle ("RV") and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at March 31, 2014 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $14,930 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $3,902; 715 – 769: $4,832; 700 – 714: $1,148; 660 – 699: $2,531 and less than 660: $2,517.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (LTV) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:
The Company had $1,659,827 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,037,567; 61% – 70%: $527,072; 71% – 80%: $80,862; and greater than 80%: $14,326.
The Company had $900,095 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $430,990; 56% – 65%: $294,687; 66% – 75%: $164,865; 76% – 80%: $7,688 and greater than 80%: $1,865. The Company divides the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $20,004 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $11,867; 51% – 60%: $5,779; 61% – 70%: $1,436; and 71% – 80%: $922.
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

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended March 31, 2014
	Single Family Real Estate Secured
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at January 1, 2014	$6,064	$138	$1,016	$2,869	$1,648	$1,206	$240	$2,003	$16	$15,200
Provision for loan loss	847	52	5	(16)	(49)	175	21	567	(2)	1,600
Charge-offs	—	(81)	—	—	(355)	(462)	—	—	—	(898)
Recoveries	53	28	—	—	—	4	—	—	7	92
Balance at March 31, 2014	$6,964	$137	$1,021	$2,853	$1,244	$923	$261	$2,570	$21	$15,994

	For the Three Months Ended March 31, 2013
	Single Family Real Estate Secured
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at January 1, 2013	$4,360	$227	$782	$2,911	$783	$1,699	$136	$549	$2	$11,449
Provision for loan loss	620	8	(166)	(212)	871	44	30	355	—	1,550
Charge-offs	(248)	(24)	—	(45)	(316)	(203)	—	—	—	(836)
Recoveries	16	1	—	—	18	82	—	—	6	123
Balance at March 31, 2013	$4,748	$212	$616	$2,654	$1,356	$1,622	$166	$904	$8	$12,286

	For the Nine Months Ended March 31, 2014
	Single Family Real Estate Secured
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Provision for loan loss	2,198	5	(229)	(83)	221	(35)	60	947	16	3,100
Charge-offs	(101)	(93)	—	(250)	(355)	(613)	—	—	(28)	(1,440)
Recoveries	55	42	—	—	—	35	—	—	20	152
Balance at March 31, 2014	$6,964	$137	$1,021	$2,853	$1,244	$923	$261	$2,570	$21	$15,994

	For the Nine Months Ended March 31, 2013
	Single Family Real Estate Secured
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2012	$4,030	$192	$108	$2,558	$398	$2,159	$86	$102	$3	$9,636
Provision for loan loss	1,405	260	508	373	2,436	58	80	802	128	6,050
Charge-offs	(712)	(257)	—	(420)	(1,496)	(691)	—	—	(137)	(3,713)
Recoveries	25	17	—	143	18	96	—	—	14	313
Balance at March 31, 2013	$4,748	$212	$616	$2,654	$1,356	$1,622	$166	$904	$8	$12,286

The following table presents our loans evaluated individually for impairment by class:

	March 31, 2014
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
Purchased	$7,243	$2,070	$5,173	$(15)	$5,158	$—
Home Equity:
In-house originated	89	83	6	1	7	—
Multifamily Real Estate Secured:
Purchased	3,462	873	2,589	6	2,595	—
Commercial Real Estate Secured:
Purchased	3,670	1,280	2,390	93	2,483	—
Auto and RV Secured:
In-house originated	1,435	932	503	20	523	—
Factoring:

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	1,468	37	1,431	2	1,433	5
Purchased	3,670	23	3,647	6	3,653	26
Home Equity:
In-house originated	31	—	31	—	31	—
Multifamily Real Estate Secured:
In-house originated	832	24	808	10	818	1
Purchased	2,790	7	2,783	4	2,787	12
Commercial Real Estate Secured:
Purchased	2,104	57	2,047	2	2,049	39
Auto and RV Secured:
In-house originated	62	1	61	1	62	3
Total	$26,856	$5,387	$21,469	$130	$21,599	$86
As a % of total gross loans	0.85%	0.17%	0.68%	—%	0.68%	—%

	June 30, 2013
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
Purchased	$7,988	$2,183	$5,805	$(8)	$5,797	$—
Home Equity:
In-house originated	91	70	21	—	21	—
Multifamily Real Estate Secured:
Purchased	2,497	594	1,903	6	1,909	—
Commercial Real Estate Secured:
Purchased	2,316	888	1,428	1	1,429	—
Auto and RV Secured:
In-house originated	1,274	831	443	22	465	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	2,179	—	2,179	4	2,183	4
Purchased	4,388	—	4,388	3	4,391	33
Home Equity:
In-house originated	35	—	35	—	35	—
Multifamily Real Estate Secured:
In-house originated	851	—	851	10	861	107
Purchased	1,752	—	1,752	17	1,769	5
Commercial Real Estate Secured:
Purchased	2,131	—	2,131	1	2,132	411
Auto and RV Secured:
In-house originated	905	—	905	16	921	505
Total	$26,407	$4,566	$21,841	$72	$21,913	$1,065
As a % of total gross loans	1.15%	0.20%	0.95%	—%	0.95%	0.05%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	March 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$31	$—	$—	$13	$39	$3	$—	$—	$—	$86
Collectively evaluated for impairment	6,933	137	1,021	2,840	1,205	920	261	2,570	21	15,908
Total ending allowance balance	$6,964	$137	$1,021	$2,853	$1,244	$923	$261	$2,570	$21	$15,994
Loans:
Loans individually evaluated for impairment[1]	$10,251	$37	$—	$6,180	$4,437	$564	$—	$—	$—	$21,469
Loans collectively evaluated for impairment	1,659,827	18,679	263,334	900,095	20,004	14,930	108,871	146,129	685	3,132,554
Principal loan balance	1,670,078	18,716	263,334	906,275	24,441	15,494	108,871	146,129	685	3,154,023
Unaccreted discounts and loan fees	5,381	(10)	(1,848)	2,424	(40)	241	(41,497)	(1,272)	—	(36,621)
Accrued interest receivable	5,131	71	288	3,553	35	77	—	975	—	10,130
Total recorded investment in loans	$1,680,590	$18,777	$261,774	$912,252	$24,436	$15,812	$67,374	$145,832	$685	$3,127,532
________________
1. Loans evaluated for impairment include Troubled Debt Restructurings ("TDRs") that have been performing for more than six months.

	June 30, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$37	$—	$—	$112	$411	$505	$—	$—	$—	$1,065
Collectively evaluated for impairment	4,775	183	1,250	3,074	967	1,031	201	1,623	13	13,117
Total ending allowance balance	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Loans:
Loans individually evaluated for impairment[1]	$12,372	$56	$—	$4,506	$3,559	$1,348	$—	$—	$—	$21,841
Loans collectively evaluated for impairment	1,058,296	22,481	204,878	763,517	25,441	17,182	108,144	78,721	419	2,279,079
Principal loan balance	1,070,668	22,537	204,878	768,023	29,000	18,530	108,144	78,721	419	2,300,920
Unaccreted discounts and loan fees	1,796	(6)	(901)	784	(74)	332	(31,488)	(263)	—	(29,820)
Accrued interest receivable	3,649	92	216	2,992	88	91	61	833	1	8,023
Total recorded investment in loans	$1,076,113	$22,623	$204,193	$771,799	$29,014	$18,953	$76,717	$79,291	$420	$2,279,123
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans consisted of the following:

(Dollars in thousands)	March 31, 2014	June 30, 2013
Single Family Real Estate Secured:
Mortgage:
In-house originated	$1,431	$2,179
Purchased	7,824	9,174
Home Equity:
In-house originated	—	37
Multifamily Real Estate Secured:
In-house originated	2,860	851
Purchased	3,320	2,031
Commercial Real Estate Secured:
Purchased	3,038	3,559
Total nonaccrual loans secured by real estate	18,473	17,831
Auto and RV Secured	529	472
Total non-performing loans	$19,002	$18,303
Non-performing loans to total loans	0.60%	0.80%

Approximately 26.58% of our non-performing loans at March 31, 2014 were considered TDRs, compared to 28.86% at June 30, 2013. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. The Bank has no loans over 90 days delinquent that are still accruing at March 31, 2014.
Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to the performing loan category and any previously deferred interest income is recognized. Approximately 48.71% of the Bank’s non-performing loans are single family first mortgages already written down to 49.47% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.
The following table provides the outstanding unpaid balance of loans that are performing and non-performing by portfolio class:

	March 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,660,823	$18,716	$263,334	$900,095	$21,403	$14,965	$108,871	$146,129	$685	$3,135,021
Non-performing	9,255	—	—	6,180	3,038	529	—	—	—	19,002
Total	$1,670,078	$18,716	$263,334	$906,275	$24,441	$15,494	$108,871	$146,129	$685	$3,154,023

	June 30, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,059,315	$22,500	$204,878	$765,141	$25,441	$18,058	$108,144	$78,721	$419	$2,282,617
Non-performing	11,353	37	—	2,882	3,559	472	—	—	—	18,303
Total	$1,070,668	$22,537	$204,878	$768,023	$29,000	$18,530	$108,144	$78,721	$419	$2,300,920

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	March 31, 2014
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$1,547,220	$113,603	$1,660,823	$736,112	$163,983	$900,095	$6,221	$15,182	$21,403
Non-performing	1,431	7,824	9,255	2,860	3,320	6,180	—	3,038	3,038
Total	$1,548,651	$121,427	$1,670,078	$738,972	$167,303	$906,275	$6,221	$18,220	$24,441

	June 30, 2013
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$925,974	$133,341	$1,059,315	$559,163	$205,978	$765,141	$6,627	$18,814	$25,441
Non-performing	2,179	9,174	11,353	851	2,031	2,882	—	3,559	3,559
Total	$928,153	$142,515	$1,070,668	$560,014	$208,009	$768,023	$6,627	$22,373	$29,000

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

The Company classifies these loans as performing loans temporarily modified as TDR and are included in impaired loans as follows:

	March 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$996	$37	$—	$—	$1,399	$35	$—	$—	$—	$2,467
Non-performing loans	9,255	—	—	6,180	3,038	529	—	—	—	19,002
Total impaired loans	$10,251	$37	$—	$6,180	$4,437	$564	$—	$—	$—	$21,469

	June 30, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$1,019	$20	$—	$1,623	$—	$876	$—	$—	$—	$3,538
Non-performing loans	11,353	37	—	2,882	3,559	472	—	—	—	18,303
Total impaired loans	$12,372	$57	$—	$4,505	$3,559	$1,348	$—	$—	$—	$21,841

The Company recognizes interest on performing loans temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended March 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$10	$1	$—	$—	$20	$1	$—	$—	$—	$32
Average balances of performing TDRs	$999	$36	$—	$—	$1,402	$250	$—	$—	$—	$2,687
Average balances of impaired loans	$10,301	$38	$—	$5,528	$4,135	$713	$—	$—	$—	$20,715

	For the Three Months Ended March 31, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$12	$—	$—	$30	$—	$18	$—	$—	$—	$60
Average balances of performing TDRs	$1,558	$21	$—	$1,618	$—	$887	$—	$—	$—	$4,084
Average balances of impaired loans	$13,003	$69	$—	$5,354	$2,168	$1,654	$—	$—	$—	$22,248

	For the Nine Months Ended March 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$29	$2	$—	$—	$60	$2	$—	$—	$—	$93
Average balances of performing TDRs	$1,006	$36	$—	$723	$1,410	$602	$—	$—	$—	$3,777
Average balances of impaired loans	$10,671	$45	$—	$4,948	$3,731	$1,014	$12	$—	$6	$20,427

	For the Nine Months Ended March 31, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$37	$1	$—	$89	$—	$55	$—	$—	$—	$182
Average balances of performing TDRs	$1,519	$32	$—	$871	$—	$1,082	$—	$—	$—	$3,504
Average balances of impaired loans	$13,398	$112	$—	$5,464	$2,647	$1,923	$—	$—	$15	$23,559
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

The following table presents the composition of our loan portfolio by credit quality indicators:

	March 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$1,540,220	$5,026	$3,405	$—	$1,548,651
Purchased	109,279	2,951	9,197	—	121,427
Home Equity:
In-house originated	4,460	30	20	—	4,510
Purchased	14,206	—	—	—	14,206
Warehouse and other:
In-house originated	263,334	—	—	—	263,334
Multifamily Real Estate Secured:
In-house originated	717,076	14,318	7,578	—	738,972
Purchased	156,686	2,896	7,721	—	167,303
Commercial Real Estate Secured:
In-house originated	6,221	—	—	—	6,221
Purchased	13,471	—	4,749	—	18,220
Auto and RV Secured:
In-house originated	14,716	158	620	—	15,494
Factoring:
In-house originated	108,871	—	—	—	108,871
Commercial & Industrial:
In-house originated	146,129	—	—	—	146,129
Other	685	—	—	—	685
Total	$3,095,354	$25,379	$33,290	$—	$3,154,023
As a % of total gross loans	98.14%	0.80%	1.06%	—%	100.00%

	June 30, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$920,254	$5,371	$2,528	$—	$928,153
Purchased	131,213	1,323	9,979	—	142,515
Home Equity:
In-house originated	5,866	32	56	—	5,954
Purchased	16,583	—	—	—	16,583
Warehouse and other:
In-house originated	204,878	—	—	—	204,878
Multifamily Real Estate Secured:
In-house originated	554,924	1,358	3,625	107	560,014
Purchased	193,804	8,482	5,723	—	208,009
Commercial Real Estate Secured:
In-house originated	6,627	—	—	—	6,627
Purchased	17,146	951	3,865	411	22,373
Auto and RV Secured:
In-house originated	17,508	247	775	—	18,530
Factoring:
In-house originated	108,144	—	—	—	108,144
Commercial & Industrial:
In-house originated	77,721	1,000	—	—	78,721
Other	417	2	—	—	419
Total	$2,255,085	$18,766	$26,551	$518	$2,300,920
As a % of total gross loans	98.01%	0.82%	1.15%	0.02%	100.00%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the period indicated:

	March 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$3,255	$541	$1,433	$5,229
Purchased	792	—	3,738	4,530
Home equity:
In-house originated	23	—	—	23
Multifamily real estate secured:
In-house originated	921	—	—	921
Purchased	896	—	731	1,627
Commercial real estate secured:
Purchased	—	—	383	383
Auto and RV secured	306	81	71	458
Total	$6,193	$622	$6,356	$13,171
As a % of total gross loans	0.20%	0.02%	0.20%	0.42%

	June 30, 2013
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$—	$3,051	$—	$3,051
Purchased	1,400	565	7,323	9,288
Home equity
In-house originated	125	32	12	169
Multifamily real estate secured
In-house originated	3,701	—	—	3,701
Purchased	—	60	399	459
Commercial real estate secured
Purchased	316	—	—	316
Auto and RV secured	453	21	177	651
Factoring	112	—	—	112
Commercial and industrial	4,824	—	—	4,824
Total	$10,931	$3,729	$7,911	$22,571
As a % of total gross loans	0.48%	0.16%	0.34%	0.98%

6.	STOCK-BASED COMPENSATION
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
2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At March 31, 2014, there were a maximum of 2,555,356 shares available for issuance under the limits of the 2004 Plan.
Stock Options. At March 31, 2014, expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding - July 1, 2012	190,117	$8.93
Granted	—	—
Exercised	(27,135)	9.59
Cancelled	(500)	11.00
Outstanding - June 30, 2013	162,482	$8.81
Granted	—	—
Exercised	(26,970)	8.99
Cancelled	—	—
Outstanding - March 31, 2014	135,512	$8.77
Options exercisable - June 30, 2013	162,482	$8.81
Options exercisable - March 31, 2014	135,512	$8.77

The following table summarizes information as concerning currently outstanding and exercisable options:

As of March 31, 2014
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	43,850	2.32	43,850	$7.35
8.50	7,500	1.67	7,500	8.50
9.20	7,500	1.40	7,500	9.20
9.50	64,940	1.32	64,940	9.50
10.00	11,722	0.25	11,722	10.00
$8.77	135,512	1.57	135,512	$8.77

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at March 31, 2014 was $10,431.
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
During the nine months ended March 31, 2014 and 2013, the Company granted 132,357 and 4,574 restricted stock units respectively, to employees and directors. Restricted stock unit awards (“RSUs”) granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, which vest one-fourth on each fiscal year end.
The Company's income before income taxes and net income for the three months ended March 31, 2014 and 2013 included stock award expense was $1,071 and $892, with total income tax benefit of $443 and $357, respectively. For the nine months ended March 31, 2014 and 2013, stock awards expense was $3,146 and $2,435, with total income tax benefit of $1,272 and $974 respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2014, unrecognized compensation expense related to non-vested awards aggregated to $9,508 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2014	$1,140
2015	3,867
2016	3,168
2017	1,333
Total	$9,508

The following table presents the status and changes in restricted stock grants for the periods indicated:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2012	360,662	$13.20
Granted	181,483	28.83
Vested	(213,355)	13.32
Cancelled	(30,305)	18.01
Non-vested balance at June 30, 2013	298,485	$22.13
Granted	132,357	59.86
Vested	(89,561)	16.68
Cancelled	(21,089)	33.85
Non-vested balance at March 31, 2014	320,192	$38.48

The total fair value of shares vested for the three and nine months ended March 31, 2014 was $324 and $6,229, respectively. The total fair value of shares vested for the three and nine months ended March 31, 2013 was $132 and $1,918, respectively.
2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At March 31, 2014, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Earnings Per Common Share
Net income	$14,610	$10,402	$39,946	$29,159
Preferred stock dividends	(77)	(349)	(232)	(758)
Net income attributable to common shareholders	$14,533	$10,053	$39,714	$28,401
Average common shares issued and outstanding	14,162,760	12,874,371	13,956,612	12,506,745
Average unvested RSU shares	324,413	419,342	332,959	395,855
Total qualifying shares	14,487,173	13,293,713	14,289,571	12,902,600
Earnings per common share	$1.00	$0.76	$2.78	$2.20
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$14,533	$10,053	$39,714	$28,401
Preferred stock dividends to dilutive convertible preferred	—	279	—	532
Dilutive net income attributable to common shareholders	$14,533	$10,332	$39,714	$28,933
Average common shares issued and outstanding	14,487,173	13,293,713	14,289,571	12,902,600
Dilutive effect of stock options	75,567	48,918	76,827	60,867
Dilutive effect of convertible preferred stock	—	608,855	—	711,634
Total dilutive common shares issued and outstanding	14,562,740	13,951,486	14,366,398	13,675,101
Diluted earnings per common share	$1.00	$0.74	$2.76	$2.12

8.	COMMITMENTS AND CONTINGENCIES

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
At March 31, 2014, the Company had commitments to originate $34,936 in fixed rate loans and $35,294 in variable rate loans, totaling an aggregate outstanding principal balance of $70,230. Our fixed rate loan commitments to originate had rates ranging from 2.75% to 9.57%. At March 31, 2014, the Company had a commitment to purchase a $10,000 variable rate structure note. At March 31, 2014, the Company also had commitments to sell $28,032 in fixed rate loans and $5,553 in variable rate loans, totaling an aggregate outstanding principal balance of $33,585.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the nine months ended March 31, 2014, and five refinances of existing loans and two new loans during the nine months ended March 31, 2013.

10.	SUBSEQUENT EVENT
On April 10, 2014, the Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with H&R Block Bank, a federal savings bank (“HRBB”), and its parent company Block Financial LLC. Block Financial LLC is a wholly-owned subsidiary of H&R Block, Inc.
Pursuant to the Agreement, the Bank agreed to purchase certain assets and assume certain liabilities of HRBB. The assumed liabilities at closing are projected to include approximately $450 to $550 million in customer deposits of HRBB and balances on prepaid cards, including HRBB’s Emerald Cards, gift cards and incentive cards. The amount is subject to change based on such factors as the timing of the closing. Substantially all of the assets transferred to the Bank will consist of cash equal to the face amount of deposits and other liabilities transferred to the Bank at closing. The Bank will also acquire a de-minimis amount of non-cash assets at zero cost. The consummation of the transaction contemplated by the Agreement is subject to regulatory approvals and waivers and other customary closing conditions.
Upon regulatory approval of the Agreement and concurrent with closing of the transactions contemplated by the Agreement, the Bank also intends to enter into a Program Management Agreement with Emerald Financial Services, LLC, a subsidiary of H&R Block, Inc., under which the Bank will provide H&R Block-branded financial services products through H&R Block’s retail and online channels. These products will include Emerald Prepaid MasterCard®, Refund Transfers, and Emerald Advance® lines of credit.

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
General

Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with approximately $3.9 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.'s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 3000 Index and the S&P SmallCap 600 Index.

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

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	March 31, 2014	June 30, 2013	March 31, 2013
Selected Balance Sheet Data:
Total assets	$3,850,825	$3,090,771	$2,961,663
Loans—net of allowance for loan losses	3,101,408	2,256,918	2,195,331
Loans held for sale, at fair value	11,255	36,665	32,412
Loans held for sale, lower of cost or fair value	53,413	40,326	65,059
Allowance for loan losses	15,994	14,182	12,286
Securities—trading	7,599	7,111	7,194
Securities—available-for-sale	206,166	185,607	159,486
Securities—held-to-maturity	253,276	275,691	280,908
Total deposits	2,832,976	2,091,999	2,102,936
Securities sold under agreements to repurchase	60,000	110,000	110,000
Advances from the FHLB	592,000	590,417	460,000
Subordinated debentures and other borrowings	5,155	5,155	5,155
Total stockholders’ equity	338,845	268,262	260,704

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Selected Income Statement Data:
Interest and dividend income	$45,163	$34,635	$122,736	$99,191
Interest expense	9,500	8,433	26,135	25,568
Net interest income	35,663	26,202	96,601	73,623
Provision for loan losses	1,600	1,550	3,100	6,050
Net interest income after provision for loan losses	34,063	24,652	93,501	67,573
Non-interest income	5,212	6,834	17,732	19,844
Non-interest expense	14,347	13,921	44,167	38,234
Income before income tax expense	24,928	17,565	67,066	49,183
Income tax expense	10,318	7,163	27,120	20,024
Net income	$14,610	$10,402	$39,946	$29,159
Net income attributable to common stock	$14,533	$10,053	$39,714	$28,401
Per Share Data:
Net income:
Basic	$1.00	$0.76	$2.78	$2.20
Diluted	$1.00	$0.74	$2.76	$2.12
Book value per common share	$23.51	$18.17	$23.51	$18.17
Tangible book value per common share	$23.51	$18.17	$23.51	$18.17
Weighted average number of shares outstanding:
Basic	14,487,173	13,293,713	14,289,571	12,902,600
Diluted	14,562,740	13,951,486	14,366,398	13,675,101
Common shares outstanding at end of period	14,195,307	13,049,775	14,195,307	13,049,775
Common shares issued at end of period	15,130,367	13,893,224	15,130,367	13,893,224
Performance Ratios and Other Data:
Loan originations for investment	$549,743	$166,585	$1,617,484	$778,281
Loan originations for sale	$146,307	$279,865	$523,561	$815,230
Loan purchases	$—	$—	$—	$1,541
Return on average assets	1.57%	1.45%	1.59%	1.45%
Return on average common stockholders’ equity	17.94%	17.75%	17.80%	17.82%
Interest rate spread[1]	3.75%	3.62%	3.78%	3.63%
Net interest margin[2]	3.89%	3.74%	3.92%	3.75%
Efficiency ratio	35.10%	42.14%	38.63%	40.91%
Capital Ratios:
Equity to assets at end of period	8.80%	8.80%	8.80%	8.80%
Tier 1 leverage (core) capital to adjusted tangible assets[3]	9.07%	8.64%	9.07%	8.64%
Tier 1 risk-based capital ratio[3]	15.10%	14.10%	15.10%	14.10%
Total risk-based capital ratio[3]	15.78%	14.78%	15.78%	14.78%
Tangible capital to tangible assets[3]	9.07%	8.64%	9.07%	8.64%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.11%	0.13%	0.06%	0.22%
Non-performing loans to total loans	0.60%	0.86%	0.60%	0.86%
Non-performing assets to total assets	0.50%	0.71%	0.50%	0.71%
Allowance for loan losses to total loans at end of period	0.51%	0.55%	0.51%	0.55%
Allowance for loan losses to non-performing loans	84.17%	64.28%	84.17%	64.28%
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
3. Reflects regulatory capital ratios of BofI Federal Bank.

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2014 and 2013
For the three months ended March 31, 2014, we had net income of $14.6 million compared to net income of $10.4 million for the three months ended March 31, 2013. Net income attributable to common stockholders was $14.5 million or $1.00 per diluted share for the three months ended March 31, 2014 compared to net income attributable to common shareholders of $10.1 million or $0.74 per diluted share for the three months ended March 31, 2013. For the nine months ended March 31, 2014, we had net income of $39.9 million compared to net income of $29.2 million for the nine months ended March 31, 2013. Net income attributable to common stockholders was $39.7 million or $2.76 per diluted share for the nine months ended March 31, 2014 compared to net income attributable to common shareholders of $28.4 million or $2.12 per diluted share for the nine months ended March 31, 2013.

Other key comparisons between our operating results for the three and nine months ended March 31, 2014 and 2013 are as follows:

•
Net interest income increased $9.5 million and $23.0 million due to a 30.7% and 25.5% increase in average earning assets in the three and nine months ended March 31, 2014, respectively. These increases were primarily the result of growth in our loan portfolio and a net decrease in the average funding rate of our liabilities. Our net interest margin increased 15 basis points and 17 basis points in the three and nine months ended March 31, 2014 compared to March 31, 2013, respectively. The overall rate on interest earning assets was lower by 1 basis point and 7 basis points for the three and nine months ended March 31, 2014 compared to March 31, 2013, respectively, primarily due to a decrease in market interest rates for new loans and borrower repayments of higher rate loans. This reduction on the asset side was more than offset by a 14 basis point and 22 basis point reduction in average rates paid on interest bearing liabilities for the three and nine months ended March 31, 2014 compared to March 31, 2013, respectively. The reduction was primarily due to a shift in the deposit mix towards interest bearing demand and savings accounts and away from time deposits, as well as a decrease in average rates paid on demand and savings accounts of 7 basis points and 10 basis points for the three and nine months ended March 31, 2014 compared to March 31, 2013, respectively.

•
Non-interest income decreased $1.6 million and $2.1 million for the three and nine months ended March 31, 2014 compared to the three and nine months ended March 31, 2013, respectively, primarily due to the nationwide decrease in mortgage refinance volumes. The decrease in non-interest income for the three months ended March 31, 2014 was the result of a $3.0 million decrease in mortgage banking income, a $0.4 million decrease in realized gain on sale of mortgage-backed securities and a $0.6 million increase in unrealized loss on securities, partially offset by an increase of $1.9 million in gain on sale - other, primarily resulting from sales of structured settlements and a $0.5 million increase in banking service fees and other income. The decreases in non-interest income for the nine months ended March 31, 2014 compared to March 31, 2013 was the result of a $9.9 million decrease in mortgage banking income, a $0.2 million decrease in realized gain on sale of mortgage-backed securities and a $0.8 million increase in unrealized loss on securities, partially offset by an increase of $6.1 million in gain on sale - other from sales of structured settlements, a $1.7 million increase in banking service fees and other income and a $1.1 million increase in prepayment penalty fee income.

•
Non-interest expense increased $0.4 million and $5.9 million for the three and nine months ended March 31, 2014 compared to the three and nine months ended March 31, 2013, respectively. For the three months ended March 31, 2014 compared to the three months ended March 31, 2013 salaries and related expenses increased $0.2 million primarily due to the overall increase in staff, mainly in our loan, deposit and compliance areas to support the overall growth of the Bank. Professional fees increased $0.5 million due to new business costs. Data processing and internet were up $0.8 million due to core system updates and increased bank customers. Other general and administrative costs decreased by $0.9 million as a result of the cost management initiative implemented in the first quarter of fiscal year 2014 to improve the efficiency and effectiveness of people, vendor and other costs. For the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013 salaries and related expenses increased $2.6 million primarily due to the overall increase in staff, mainly in our loan and deposit areas to support the overall growth of the Bank. Professional fees increased $1.8 million due to new business costs. Data processing and internet were up $2.1 million due to core system updates and increased bank customers. Other general and administrative costs decreased by $0.9 million as a result of the cost management initiative implemented in the first quarter of fiscal year 2014 to improve the efficiency and effectiveness of people, vendor and other costs. We expect non-interest expense to increase in future periods despite recent cost savings as we plan for future growth initiatives.

Core earnings for the three months ended March 31, 2014 and 2013, were $15.0 million and $10.2 million, respectively. For the nine months ended March 31, 2014 and 2013 core earnings were $40.8 million and $29.4 million, respectively.

Below is a reconciliation of net income to core earnings:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Net Income	$14,610	$10,402	$39,946	$29,159
Realized securities gains	—	(420)	(208)	(420)
Unrealized securities losses	666	77	1,676	874
Tax provision	(276)	140	(594)	(185)
Core earnings	$15,000	$10,199	$40,820	$29,428
Net Interest Income
Net interest income for the three and nine months ended March 31, 2014 totaled $35.7 million and $96.6 million, an increase of 36.1% and 31.2%, compared to net interest income of $26.2 million and $73.6 million for the three and nine months ended March 31, 2013, respectively. The growth of net interest income for both the three and nine months ended March 31, 2014 is primarily due to net loan portfolio growth, which increased average earning assets, and due to a net decrease in the average funding rate of our liabilities.
Total interest and dividend income during the three and nine months ended March 31, 2014 increased 30.4% to $45.2 million and 23.7% to $122.7 million, respectively, compared to $34.6 million and $99.2 million during the three and nine months ended March 31, 2013, respectively. The increase in interest and dividend income for the three and nine months ended March 31, 2014 was primarily attributable to growth in average earning assets from growth in the loan portfolio. The average balance of loans increased 32.8% and 26.9% for the three and nine months ended March 31, 2014 compared to the three and nine months ended 2013, respectively. The increase in interest income on loans was partially offset by lower rates earned on loans and mortgage-backed securities. The net growth in average earning assets for the three and nine months ended March 31, 2014 was funded largely by increased deposits and to a lesser extent borrowings.
Total interest expense was $9.5 million and $26.1 million for the three and nine months ended March 31, 2014, an increase of $1.1 million or 12.7% and of $0.6 million or 2.2% as compared with the same periods in 2013, respectively. The average funding rate for the three and nine months ended March 31, 2014 compared to the same 2013 periods decreased by 14 basis points and 22 basis points while average interest-bearing liabilities grew 25.9% and 21.3%, respectively. Contributing to the decrease in the average funding rates for the three months ended March 31, 2014 compared to the same period in 2013, were decreases in the average rates for demand and savings deposits of 7 basis points, partially offset by an increase in the rates for FHLB advances of 46 basis points as a result of funding growth with deposits instead of short-term borrowings. Contributing to the decrease in the average funding rates for the nine months ended March 31, 2014 compared to the same period in 2013, were decreases in the average rates for demand and savings deposits of 10 basis points and a decrease in the rates for FHLB advances of 23 basis points as a result of the mix of short and long-term borrowings over the period. Net interest margin, defined as annualized net interest income divided by average earning assets, increased by 15 basis points to 3.89% and 17 basis points to 3.92% for the three and nine months ended March 31, 2014, compared with 3.74% and 3.75% for the three and nine months ended 2013, respectively.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
	2014			2013
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$3,002,249	$38,931	5.19%	$2,260,636	$29,271	5.18%
Federal funds sold	—	—	—%	51,881	17	0.13%
Interest-earning deposits in other financial institutions	155,996	92	0.24%	11,320	—	—%
Mortgage-backed and other investment securities[5]	473,333	5,571	4.71%	456,159	5,230	4.59%
Stock of the FHLB, at cost	34,923	569	6.52%	25,429	117	1.84%
Total interest-earning assets	3,666,501	45,163	4.93%	2,805,425	34,635	4.94%
Non-interest-earning assets	49,432			66,617
Total assets	$3,715,933			$2,872,042
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,763,617	$3,121	0.71%	$845,097	$1,655	0.78%
Time deposits	884,656	3,451	1.56%	1,118,270	4,094	1.46%
Securities sold under agreements to repurchase	79,601	872	4.38%	111,753	1,223	4.38%
Advances from the FHLB	490,996	2,021	1.65%	480,143	1,425	1.19%
Other borrowings	5,155	35	2.75%	5,155	36	2.79%
Total interest-bearing liabilities	3,224,025	9,500	1.18%	2,560,418	8,433	1.32%
Non-interest-bearing demand deposits	138,834			43,655
Other non-interest-bearing liabilities	24,052			17,864
Stockholders’ equity	329,022			250,105
Total liabilities and stockholders’ equity	$3,715,933			$2,872,042
Net interest income		$35,663			$26,202
Interest rate spread[6]			3.75%			3.62%
Net interest margin[7]			3.89%			3.74%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $32.3 million and $33.1 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2014 and 2013 three month periods, respectively.

5.	Includes $5.5 million of municipal securities which are taxed at a reduced rate for both the 2014 and 2013 three month periods, respectively.

6.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

7.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2014 and 2013:

	For the Nine Months Ended
	March 31,
	2014			2013
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$2,670,503	$104,273	5.21%	$2,104,128	$82,598	5.23%
Federal funds sold	—	—	—%	22,669	29	0.17%
Interest-earning deposits in other financial institutions	100,714	188	0.25%	4,060	—	—%
Mortgage-backed and other investment securities[4,5]	483,341	17,020	4.70%	465,037	16,295	4.67%
Stock of the FHLB, at cost	31,737	1,255	5.27%	22,101	269	1.62%
Total interest-earning assets	3,286,295	122,736	4.98%	2,617,995	99,191	5.05%
Non-interest-earning assets	60,718			67,991
Total assets	$3,347,013			$2,685,986
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,371,017	$7,181	0.70%	$800,997	$4,830	0.80%
Time deposits	889,946	10,713	1.61%	1,047,230	12,205	1.55%
Securities sold under agreements to repurchase	96,715	3,246	4.48%	115,657	3,845	4.43%
Advances from the FHLB	545,872	4,888	1.19%	429,017	4,573	1.42%
Other borrowings	5,155	107	2.77%	5,155	115	2.97%
Total interest-bearing liabilities	2,908,705	26,135	1.20%	2,398,056	25,568	1.42%
Non-interest-bearing demand deposits	111,586			36,375
Other non-interest-bearing liabilities	24,120			17,940
Stockholders’ equity	302,602			233,615
Total liabilities and stockholders’ equity	$3,347,013			$2,685,986
Net interest income		$96,601			$73,623
Interest rate spread[6]			3.78%			3.63%
Net interest margin[7]			3.92%			3.75%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $32.3 million and $33.1 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2014 and 2013 nine month periods, respectively.

5.	Includes $5.5 million of municipal securities which are taxed at a reduced rate for both the 2014 and 2013 nine month periods, respectively.

6.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

7.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2014 and 2013:

	For the Three Months Ended				For the Nine Months Ended
	March 31, 2014				March 31, 2014
	2014 vs 2013				2014 vs 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$9,604	$57	$(1)	$9,660	$22,216	$(316)	$(225)	$21,675
Federal funds sold	(17)	(17)	17	(17)	(29)	(29)	29	(29)
Interest-earning deposits in other financial institutions	—	7	85	92	—	8	180	188
Mortgage-backed and other investment securities	197	137	7	341	641	105	(21)	725
Stock of the FHLB, at cost	44	298	110	452	117	605	264	986
	$9,828	$482	$218	$10,528	$22,945	$373	$227	$23,545
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$1,791	$(148)	$(177)	$1,466	$3,420	$(601)	$(468)	$2,351
Time deposits	(853)	280	(70)	(643)	(1,828)	471	(135)	(1,492)
Securities sold under agreements to repurchase	(352)	—	1	(351)	(629)	43	(13)	(599)
Advances from the FHLB	32	552	12	596	1,245	(740)	(190)	315
Other borrowings	—	(1)	—	(1)	—	(8)	—	(8)
	$618	$683	$(234)	$1,067	$2,208	$(835)	$(806)	$567

Provision for Loan Losses
The loan loss provision was $1.6 million for the three months ended March 31, 2014 and 2013, respectively. The loan loss provision was $3.1 million for the nine months ended March 31, 2014 compared to $6.1 million for the same period in 2013. The decrease in the provision for the nine months ended March 31, 2014 is due to a favorable decrease in loan charge-offs partially offset by additions to the allowance for growth of the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition-Asset Quality and Allowance for Loan Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2014	2013	Inc (Dec)	2014	2013	Inc (Dec)
Realized gain on securities:
Sale of mortgage-backed securities	$—	$420	$(420)	$208	$420	$(212)
Total realized gain on securities	—	420	(420)	208	420	(212)
Other-than-temporary loss on securities:
Total impairment losses	$(617)	$1,075	$(1,692)	$(1,969)	$(4,670)	$2,701
Loss recognized in other comprehensive loss	(102)	(1,611)	1,509	(195)	2,440	(2,635)
Net impairment loss recognized in earnings	(719)	(536)	(183)	(2,164)	(2,230)	66
Fair value gain on trading securities	53	459	(406)	488	1,356	(868)
Total unrealized loss on securities	(666)	(77)	(589)	(1,676)	(874)	(802)
Prepayment penalty fee income	458	470	(12)	2,286	1,185	1,101
Gain on sale - other	1,915	—	1,915	6,051	—	6,051
Mortgage banking income	2,358	5,372	(3,014)	7,483	17,407	(9,924)
Banking service fees and other income	1,147	649	498	3,380	1,706	1,674
Total non-interest income	$5,212	$6,834	$(1,622)	$17,732	$19,844	$(2,112)

Non-interest income decreased $1.6 million to $5.2 million for the three months ended March 31, 2014. The decrease was primarily the result of a decline of $3.0 million in mortgage banking income as long-term interest rates increased and the number of loans eligible for refinancing dropped. An additional contributing factor to the decrease in non-interest income was an unrealized loss of $0.6 million in securities. The decrease was partially offset by a $1.9 million increase in gain on sale - other, primarily resulting from sales of structured settlements and a $0.5 million increase in banking service fees and other income due primarily to prepaid card sponsorships. Non-interest income decreased $2.1 million to $17.7 million for the nine months ended March 31, 2014. The decrease was primarily the result of a decline of $9.9 million in mortgage banking income as interest rates increased and the number of loans eligible for refinancing dropped. The decrease in non-interest income was partially offset by a $6.1 million increase in gain on sale - other, primarily resulting from sales of structured settlements. Other contributions to partially offset the decrease in non-interest income were a $1.1 million increase in prepayment penalty fee income and a $1.7 million increase in banking service fees and other income due primarily to prepaid card sponsorships added in fiscal 2014.
Included in gain on sale - other are sales of structured settlement annuity receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management's assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2014	2013	Inc (Dec)	2014	2013	Inc (Dec)
Salaries and related costs	$7,721	$7,510	$211	$23,464	$20,831	$2,633
Professional services	1,404	860	544	4,325	2,504	1,821
Occupancy and equipment	589	549	40	1,715	1,533	182
Data processing and internet	1,562	715	847	4,068	1,942	2,126
Advertising and promotional	670	1,020	(350)	2,473	2,930	(457)
Depreciation and amortization	744	493	251	2,161	1,279	882
Real estate owned and repossessed vehicles	(51)	234	(285)	(146)	347	(493)
FDIC and regulator fees	572	520	52	1,666	1,502	164
Other general and administrative	1,136	2,020	(884)	4,441	5,366	(925)
Total non-interest expenses	$14,347	$13,921	$426	$44,167	$38,234	$5,933
Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $14.3 million for the three months ended March 31, 2014, up from $13.9 million for the three months ended March 31, 2013. The increase in compensation expense for the three and nine months ended March 31, 2014 is primarily due to the expansion of the Banks' staffing for lending products, strategic partnerships, business banking and regulatory compliance. Non-interest expense was $44.2 million for the nine months ended March 31, 2014, up from $38.2 million for the nine months ended March 31, 2013.
Total salaries and related costs increased $0.2 million to $7.7 million for the quarter ended March 31, 2014 compared to $7.5 million for the quarter ended March 31, 2013 due to increased staffing levels to support growth in deposit and lending activities. Total salaries and related costs increased $2.6 million to $23.5 million for the nine months ended March 31, 2014 compared to $20.8 million for the nine months ended March 31, 2013 due to increased staffing levels to support growth in deposit and lending activities. Our staff increased to 339 from 295, or 14.9% between March 31, 2014 and 2013, respectively.
Professional services, which include accounting and legal fees, increased $0.5 million and $1.8 million for the three and nine months ended March 31, 2014, compared to the three and nine month periods last year, respectively. The increases were primarily due to legal fees related to acquisition contracts and business expansion costs.
Advertising and promotional expense decreased $0.4 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Advertising and promotional expense decreased $0.5 million for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013. The decreases were primarily due to declines in online, email and direct leads expense primarily related to agency mortgage banking.
Data processing and internet expense increased $0.8 million and $2.1 million for the three and nine months ended March 31, 2014, compared to the three and nine month periods in fiscal 2013, respectively. The increase was primarily due to growth in the number of customer accounts and enhancements to the Bank's core processing system.
The cost of our Federal Deposit Insurance Corporation ("FDIC”) and OCC standard regulatory charges increased $0.1 million and $0.2 million for the three and nine months ended March 31, 2014, compared to the three and nine month periods last year, respectively. The increases were due to the overall growth of the Bank's liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs decreased by $0.9 million for the three and nine months ended March 31, 2014, compared to the three and nine month periods in fiscal 2013, respectively. These decreases were the result of the cost management initiative implemented in the first quarter of fiscal year 2014 to improve the efficiency and effectiveness of people, vendor and other costs. We expect other general and administrative costs to increase in future periods despite recent cost savings as we plan for future growth initiatives.

Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2014 and 2013 were 41.39% and 40.78%, respectively. Our effective income tax rates for the nine months ended March 31, 2014 and 2013 were 40.44% and 40.71%, respectively. The changes in the tax rates are the result of changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $760.1 million, or 24.6%, to $3,850.8 million, as of March 31, 2014, up from $3,090.8 million at June 30, 2013. The increase in total assets was primarily due to an increase of $844.5 million in net loans held for investment. Total liabilities increased $689.5 million, primarily due to an increase in deposits of $741.0 million, partially offset by a decrease of $50.0 million of securities sold under agreement to repurchase.
Loans
Net loans held for investment increased 37.4% to $3,101.4 million at March 31, 2014 from $2,256.9 million at June 30, 2013. The increase in the loan portfolio was primarily due to loan originations and purchases of $1,617.5 million, partially offset by loan repayments of $743.7 million and net transfers to our held for sale portfolio of $38.3 million during the nine months ended March 31, 2014.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2014		June 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$1,670,078	52.96%	$1,070,668	46.53%
Home equity	18,716	0.59%	22,537	0.98%
Warehouse and other	263,334	8.35%	204,878	8.90%
Multifamily real estate secured	906,275	28.74%	768,023	33.38%
Commercial real estate secured	24,441	0.77%	29,000	1.26%
Auto and RV secured	15,494	0.49%	18,530	0.81%
Factoring	108,871	3.45%	108,144	4.70%
Commercial & Industrial	146,129	4.63%	78,721	3.42%
Other	685	0.02%	419	0.02%
Total gross loans	3,154,023	100.00%	2,300,920	100.00%
Allowance for loan losses	(15,994)		(14,182)
Unaccreted discounts and loan fees	(36,621)		(29,820)
Net mortgage loans on real estate	$3,101,408		$2,256,918

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of March 31, 2014, the Company had $493.2 million of interest only mortgage loans and $6.5 million of option adjustable-rate mortgage loans. Through March 31, 2014, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At March 31, 2014, our non-performing loans totaled $19.0 million, or 0.60% of total gross loans and our total non-performing assets totaled $19.1 million, or 0.50% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2014	June 30, 2013	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$9,255	$11,353	$(2,098)
Home equity	—	37	(37)
Multifamily real estate secured	6,180	2,882	3,298
Commercial real estate secured	3,038	3,559	(521)
Total non-performing loans secured by real estate	18,473	17,831	642
Auto and RV secured	529	472	57
Total non-performing loans	19,002	18,303	699
Foreclosed real estate	86	1,865	(1,779)
Repossessed—vehicles	48	141	(93)
Total non-performing assets	$19,136	$20,309	$(1,173)
Total non-performing loans as a percentage of total loans	0.60%	0.80%	(0.20)%
Total non-performing assets as a percentage of total assets	0.50%	0.66%	(0.16)%

Total non-performing assets decreased from $20.3 million at June 30, 2013 to $19.1 million at March 31, 2014. As a percentage of total assets, non-performing assets decreased from 0.66% at June 30, 2013 to 0.50% at March 31, 2014. The non-performing assets decrease of approximately $1.2 million, was primarily the result of the removal of a single family loan and commercial real estate loans offset by a net increase in the multifamily segment of our portfolio.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $2.5 million at March 31, 2014 and $3.5 million at June 30, 2013.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2014, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at March 31, 2014 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $14,930 (dollars in thousands) of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $3,902; 715 – 769: $4,832; 700 – 714: $1,148; 660 – 699: $2,531 and less than 660: $2,517.
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
The Company had $1,659,827 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,037,567; 61% – 70%: $527,072; 71% – 80%: $80,862; greater than 80%: $14,326.
The Company had $900,095 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $430,990; 56% – 65%: $294,687; 66% – 75%: $164,865; 76% – 80%: $7,688 and greater than 80%: $1,865.
The Company had $20,004 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $11,867; 51% – 60%: $5,779; 61% – 70%: $1,436; and 71% – 80%: $922.
The weighted average LTV percentage for our entire real estate loan portfolio was 55% at March 31, 2014. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

(Dollars in thousands)	March 31, 2014	June 30, 2013
Non-performing loans—90+ days past due plus other non-accrual loans	$13,951	$13,020
Troubled debt restructuring loans—non-accrual	5,051	5,283
Troubled debt restructuring loans—performing	2,467	3,538
Total impaired loans	$21,469	$21,841

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2014		June 30, 2013
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	6,964	43.54%	4,812	33.93%
Home equity	137	0.86%	183	1.29%
Warehouse and other	1,021	6.38%	1,250	8.81%
Multifamily real estate secured	2,853	17.84%	3,186	22.47%
Commercial real estate secured	1,244	7.78%	1,378	9.72%
Auto and RV secured	923	5.77%	1,536	10.83%
Factoring	261	1.63%	201	1.42%
Commercial & Industrial	2,570	16.07%	1,623	11.44%
Other	21	0.13%	13	0.09%
Total	$15,994	100.00%	$14,182	100.00%
The loan loss provision was $1.6 million and $1.6 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The loan loss provision was $3.1 million and $6.1 million for the nine months ended March 31, 2014 and March 31, 2013, respectively. The decrease for the nine months ended March 31, 2014 in the loan loss provision was the result of lower charge-offs. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing REO and non-performing loans should not have a significant adverse impact on our operating results.

Investment Securities
Total investment securities were $467.0 million as of March 31, 2014, compared with $468.4 million at June 30, 2013. During the nine months ended March 31, 2014, we purchased $68.0 million in debt securities and received principal repayments of approximately $46.2 million in our available-for-sale portfolio. In our held-to-maturity portfolio, we received principal repayments of $22.4 million with the balance of the change attributable to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held-to-maturity or available-for-sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $741.0 million, or 35.4%, to $2,833.0 million at March 31, 2014, from $2,092.0 million at June 30, 2013. Our deposit growth was the result of a 229.0% increase in interest-bearing demand accounts and an 26.1% increase in savings accounts. Our deposit growth was strengthened by our acquisition of approximately $173 million in deposits from Principal Bank in the first quarter of fiscal 2014, including $142 million in checking, savings and money market accounts and $31 million in time deposit accounts. Increases in business banking customers resulted in higher demand and savings account business, which replaced maturing time deposits during the nine months ended March 31, 2014.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2014		June 30, 2013
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$130,989	—%	$81,524	—%
Interest bearing:
Demand	1,024,997	0.61%	311,539	0.50%
Savings	809,222	0.73%	641,534	0.67%
Total demand and savings	1,834,219	0.66%	953,073	0.61%
Time deposits:
Under $100,000	123,165	1.29%	183,754	1.36%
$100,000 or more	744,603	1.58%	873,648	1.52%
Total time deposits[2]	867,768	1.54%	1,057,402	1.50%
Total interest bearing	2,701,987	0.94%	2,010,475	1.08%
Total deposits	$2,832,976	0.99%	$2,091,999	1.04%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total includes brokered deposits of $417.6 million and $435.6 million as of March 31, 2014 and June 30, 2013, respectively, of which $281.6 million and $283.5 million, respectively, are time deposits.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2014	June 30, 2013	March 31, 2013
Checking and savings accounts	30,172	23,569	23,487
Time deposits	8,457	11,103	11,927
Total number of deposit accounts	38,629	34,672	35,414

Borrowings

The following table sets forth the composition of our borrowings as of the dates indicated:

	March 31, 2014		June 30, 2013		March 31, 2013
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$60,000	4.47%	$110,000	4.40%	$110,000	4.40%
FHLB Advances	592,000	1.38%	590,417	0.92%	460,000	1.15%
Subordinated debentures and other borrowings	5,155	2.64%	5,155	2.67%	5,155	2.69%
Total Borrowings	$657,155	1.67%	$705,572	1.48%	$575,155	1.79%

Weighted average cost of borrowings during the quarter	2.04%		1.83%		1.80%
Borrowings as a percent of total assets	17.1%		22.8%		19.4%

At March 31, 2014, total borrowings amounted to $657.2 million, down from $705.6 million or 6.9% from June 30, 2013 and up $82.0 million or 14.3% from March 31, 2013. Total borrowings represented 17.1% of total assets and had a weighted average cost of 2.04% at March 31, 2014, compared with 22.8% of total assets at a weighted average cost of 1.83% at June 30, 2013 and 19.4% of total assets at a weighted average cost of 1.80% at March 31, 2013.
We have sold securities under various agreements to repurchase for total proceeds of $60.0 million. The repurchase agreements have interest rates between 3.75% and 4.75% and scheduled maturities between April 2014 and December 2017. Under these agreements, we may be required to repay the $60.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 2.09 years and the weighted average remaining period before such repurchase agreements could be called is 0.13 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At March 31, 2014, a total of $15.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $15.0 million in putable advances is 1.77 years and the weighted average remaining period before such advances could be put to us is 0.15 years.
Stockholders’ Equity
Stockholders’ equity increased $70.6 million to $338.8 million at March 31, 2014 compared to $268.3 million at June 30, 2013. The increase was the result of our net income for the nine months ended March 31, 2014 of $39.9 million, sale of common stock of $27.6 million, vesting and issuance of RSU's and exercise of stock options of $3.9 million, less a $0.6 million unrealized loss in other comprehensive income, net of tax, and a reduction of $0.2 million for dividends declared on preferred stock.

LIQUIDITY

Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Operating Activities	$73,839	$(12,993)
Investing Activities	$(869,876)	$(420,461)
Financing Activities	$722,741	$541,518
During the nine months ended March 31, 2014, we had net cash inflows from operating activities of $73.8 million compared to outflows of $13.0 million for the nine months ended March 31, 2013. Net operating cash inflows and outflows fluctuate due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $869.9 million for the nine months ended March 31, 2014, while outflows totaled $420.5 million for the same period in fiscal year 2014. The increase was primarily due to higher loan originations, which were only partially offset by increased repayments of loans in the 2014 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $722.7 million for the nine months ended March 31, 2014, while inflows totaled $541.5 million for the nine months ended March 31, 2013. Net cash provided by financing activities increased primarily from a net increase in deposits for the nine months ended March 31, 2014 compared to March 31, 2013.
During the nine months ended March 31, 2014, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2014, the Company had $972.1 million available immediately and reflects a fully collateralized position. At March 31, 2014, we also had two $20.0 million unsecured federal funds purchase lines with two different banks, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2014, the Bank did not have any borrowings outstanding and the amount available from this source was $19.4 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand our Bank’s liquidity options, we have issued brokered deposits, with $417.6 million outstanding at March 31, 2014. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

AT-THE-MARKET OFFERING

On March 11, 2013, we entered into an At-the-Market (ATM) Equity Distribution Agreement with each of Raymond James & Associates, Inc., JMP Securities LLC, Liquidnet, Inc., and Sandler O'Neill + Partners L.P. (the “Distribution Agents”) pursuant to which we may issue and sell through the Distribution Agents from time to time shares of our common stock in at the market offerings with an aggregate offering price of up to $50,000,000 (the “ATM Offering”). The sales of shares of our common stock under the Equity Distribution Agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Select Market (the principal existing trading market for our common stock), or sales made through a market maker or any other trading market for our common stock, or (with our prior consent) in privately negotiated transactions at negotiated prices. The aggregate compensation payable to the Distribution Agents under the Distribution Agreement is 2.5% of the gross sales price of the shares sold under the agreement. We have also agreed to reimburse the Distribution Agents for up to $125,000 in their expenses and have provided the Distribution Agents with customary indemnification rights.

In fiscal year 2014, we commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through March 31, 2014 are as follows (dollars in thousands, except per share data, per share price is net of commissions):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates	March 2013	$35.25	200,000	$6,874	$176
Raymond James & Associates	October 2013	$68.76	49,580	$3,409	$87
Raymond James & Associates	November 2013	$70.56	147,820	$10,431	$267
Raymond James & Associates	December 2013	$77.32	38,599	$2,984	$77
Raymond James & Associates	January 2014	$78.38	90,000	$7,054	$181
Raymond James & Associates	February 2014	$79.47	49,608	$3,942	$101
As of March 31, 2014, the total gross sales we completed and the remaining sales we have available under the ATM Offering were $35,583,642 and $14,416,358 respectively.

OFF-BALANCE SHEET COMMITMENTS
At March 31, 2014, we had commitments to originate loans with an aggregate outstanding principal balance of $70.2 million, and commitments to sell loans with an aggregate outstanding principal balance of $33.6 million. At March 31, 2014, the Company had a commitment to purchase a $10.0 million variable rate structure note. We have no commitments to purchase loans or any other unused lines of credit.

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of March 31, 2014 totaled $413.0 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of March 31, 2014
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$698,386	$272,401	$146,169	$204,235	$75,581
Time deposits[2]	873,399	415,137	223,595	50,433	184,234
Operating lease obligations[3]	13,426	2,015	4,061	4,405	2,945
Total	$1,585,211	$689,553	$373,825	$259,073	$262,760
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2014.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for leases of real property.

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

Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the OCC require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2014, our Bank met all the capital adequacy requirements to which it was subject. At March 31, 2014, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2014 that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.
The Bank’s capital amounts, capital ratios and capital requirements were as follows:

	As of March 31, 2014
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$350,507	9.07%	$154,622	4.00%	$193,278	5.00%
Tier 1 capital (to risk-weighted assets)	350,507	15.10%	N/A	N/A	139,230	6.00%
Total capital (to risk-weighted assets)	366,500	15.78%	185,760	8.00%	232,200	10.00%
Tangible capital (to tangible assets)	350,507	9.07%	57,983	1.50%	N/A	N/A

	As of June 30, 2013
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$268,103	8.63%	$124,277	4.00%	$155,346	5.00%
Tier 1 capital (to risk-weighted assets)	268,103	14.52%	N/A	N/A	110,813	6.00%
Total capital (to risk-weighted assets)	282,285	15.28%	147,751	8.00%	184,689	10.00%
Tangible capital (to tangible assets)	268,103	8.63%	46,604	1.50%	N/A	N/A

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

The following table sets forth the interest rate sensitivity of our assets and liabilities at March 31, 2014:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2014
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$128,398	$—	$—	$128,398
Securities[1]	279,092	14,476	173,473	467,041
Stock of the FHLB, at cost	29,140	—	—	29,140
Loans—net of allowance for loan loss[2]	476,404	2,048,103	576,901	3,101,408
Loans held for sale	64,668	—	—	64,668
Total interest-earning assets	977,702	2,062,579	750,374	3,790,655
Non-interest earning assets	—	—	—	60,170
Total assets	$977,702	$2,062,579	$750,374	$3,850,825
Interest-bearing liabilities:
Interest-bearing deposits[3]	$2,247,207	$272,457	$182,323	$2,701,987
Securities sold under agreements to repurchase	25,000	35,000	—	60,000
Advances from the FHLB[4]	237,000	290,000	65,000	592,000
Other borrowed funds	5,155	—	—	5,155
Total interest-bearing liabilities	2,514,362	597,457	247,323	3,359,142
Other non-interest-bearing liabilities	—	—	—	152,838
Stockholders’ equity	—	—	—	338,845
Total liabilities and equity	$2,514,362	$597,457	$247,323	$3,850,825
Net interest rate sensitivity gap	$(1,536,660)	$1,465,122	$503,051	$431,513
Cumulative gap	$(1,536,660)	$(71,538)	$431,513	$431,513
Net interest rate sensitivity gap—as a % of interest earning assets	(157.17)%	71.03%	67.04%	11.38%
Cumulative gap—as % of cumulative interest earning assets	(157.17)%	(2.35)%	11.38%	11.38%
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of March 31, 2014
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$144,596	1.80%	$131,549	(5.93)%
Base	141,978	—%	139,263	—%
Down 200 basis points	149,828	5.49%	135,974	(2.37)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of March 31, 2014
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$335,588	(23.8)%	9.16%
Up 200 basis points	377,985	(14.1)%	10.03%
Up 100 basis points	426,098	(3.2)%	10.97%
Base	440,269	—%	11.06%
Down 100 basis points	434,084	(1.4)%	10.73%
Down 200 basis points	438,137	(0.5)%	10.73%

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under “MD&A - Factors That May Affect Our Performance," in our Annual Report on Form 10-K for the year ended June 30, 2013. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. The following supplements the risk factors in our Annual Report on Form 10-K referenced above:

Our pending transaction with H&R Block Bank may not close as anticipated.
On April 10, 2014, we announced that BofI Federal Bank has entered into a definitive Purchase and Assumption Agreement with H&R Block Bank, a federal savings bank (“HRBB”), and its parent company Block Financial LLC, pursuant to which the Bank agreed to purchase certain assets and assume all of the deposits of HRBB. In addition, we have agreed with HRBB to the terms of a Program Management Agreement (“PMA”) under which the Bank will provide certain H&R Block-branded financial services products to customers of H&R Block, Inc. (“HRB”).
The closing of the pending transactions with HRBB is subject to regulatory approval and other customary closing conditions. We have filed a regulatory application with the Office of the Comptroller of the Currency. HRBB has filed for regulatory approval with the Board of Governors of the Federal Reserve System. Approval of these regulatory applications by these agencies is necessary to complete the HRBB transaction. If the regulatory approvals are not received or the customary closing conditions are not satisfied, the transaction with HRBB will likely not be consummated in its current form, or at all.
We may fail to realize the anticipated benefits of the transaction with HRBB.
The success of our pending transaction with HRBB will depend upon, among other things, our ability to combine and integrate the assumed deposits, our ability to operate the PMA and HRB’s desire and ability to offer financial services products to customers after the closing date. Our objectives with regard to executing the assumption of the deposits and managing our obligations under the PMA are subject to risks that operational and regulatory procedures may change. Under the terms of the PMA there are no minimum transaction levels and the number of transactions that are processed may be more or less than expected due to business changes by HRB, regulatory changes or changes due to competition for HRB’s products. If we are not able to successfully achieve our objectives or if HRB limits, eliminates or fails to realize the expected volumes for one or more of the financial services products described in the PMA, the anticipated benefits of the transaction with HRBB may not be realized fully or at all, or may take longer to realize than expected.
In addition, the transaction with HRBB will require substantial resources and effort from our management. The integration process and other disruptions resulting from the transaction may disrupt our ongoing businesses or cause inconsistencies in our standards, controls, procedures or policies. In addition, difficulties in integrating the functions following completion of the transaction could harm our reputation with customers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the nine months ended March 31, 2014. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended March 31, 2014
January 1, 2014 to March 31, 2014	—	$—	—	319,291
Balance at March 31, 2014	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at July 1, 2013	309,204
July 1, 2013 to July 31, 2013	1,076
August 1, 2013 to August 31, 2013	18,696
September 1, 2013 to September 30, 2013	1,317
October 1, 2013 to October 31, 2013	25
November 1, 2013 to November 30, 2013	—
December 1, 2013 to December 31, 2013	7,799
January 1, 2014 to January 31, 2014	436
February 1, 2014 to February 28, 2014	566
March 1, 2014 to March 31, 2014	241
Ending Balance at March 31, 2014	339,360
Total Treasury Shares at March 31, 2014	935,060

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Document

10.1
Purchase and Assumption Agreement, by and among BofI Federal Bank, H&R Block Bank, and Block Financial LLC*
* Incorporated by reference to Exhibits 10.1 (Purchase and Assumption Agreement), 10.2 (Form of Program Management Agreement), 10.3 (Form of Receivables Participation Agreement) and 10.4 (Form of Guaranty Agreement) to Form 8-K filed by H&R Block, Inc. on April 10, 2014. The schedules to Exhibit 10.1 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request copies of any omitted schedule. A list of the omitted schedules and exhibits is set forth in Exhibit 10.1 on the final page of the exhibit, and is incorporated herein by reference.

10.2	Description of Amendment to Employment Letter between Eshel Bar-Adon and BofI Federal Bank

10.3	Description of Amendment to Employment Letter between Adriaan van Zyl and BofI Federal Bank

10.4	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instant Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BofI Holding, Inc.

Dated:	May 6, 2014	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 6, 2014	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)