Form 10-K
period 2014-06-30
BofI Holding, Inc.
filed 2014-08-28
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

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

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated file ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ Global Select Market of $78.43 on December 31, 2013 was $1,004,700,065.
The number of shares of the Registrant’s common stock outstanding as of August 22, 2014 was 14,494,443.
______________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2014 are incorporated by reference into Part III.

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

Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond the control of BofI Holding, Inc. ("BofI"). Our actual results may differ materially from the results expressed or implied in any forward-looking statements for the reasons, among others, discussed in Part I, Item 1A, Risk Factors. Such factors include, but are not limited to, the following:

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

i

PART I

ITEM 1. BUSINESS
Overview
BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with over $4.4 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.'s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000 Index and the S&P SmallCap 600® Index.
At June 30, 2014, we had total assets of $4,403.0 million, loans of $3,668.2 million, mortgage-backed and other investment securities of $470.6 million, total deposits of $3,041.5 million and borrowings of $960.2 million. Because we do not incur the significantly higher fixed operating costs inherent in a branch-based distribution system, we are able to rapidly grow our deposits and assets by providing a better value to our customers and by expanding our low-cost distribution channels.
We distribute our deposit products through a wide range of retail distribution channels, and our deposits consist of demand, savings and time deposits accounts. We distribute our loan products through our retail, correspondent and wholesale channels, and the loans we retain are primarily first mortgages secured by single family real property and by multifamily real property. Our mortgage-backed securities consist primarily of mortgage pass-through securities issued by government-sponsored entities and non-agency collateralized mortgage obligations and pass-through mortgage-backed securities issued by private sponsors. We believe our flexibility to adjust our asset generation channels has been a competitive advantage allowing us to avoid markets and products where credit fundamentals are poor or risks and rewards are not sufficient to support our required return on equity.

Our retail distribution channels for our deposit and lending products include:

•	Multiple national online banking brands with tailored products targeted to specific consumer segments;

•	Affinity groups where we gain access to the affinity group's members, and our exclusive relationships with financial advisory firms;

•	A business banking division focused on providing deposit products and loans to specific nationwide industry verticals (e.g., Homeowners Associations) and small and medium size businesses;

•	A commission-based lending sales force that operates from home offices focusing primarily on the origination of single family and multifamily mortgage loans;

•	A commission-based lending sales force that operates from the corporate office focusing on commercial and industrial loans to businesses; and

•	Inside sales teams that originate loans and deposits from self-generated internet leads, third-party purchase leads, and from our retention and cross-sell of our existing customer base.

Our business strategy is to grow our loan originations and our deposits to achieve increased economies of scale and reduce the cost of products and services to our customers by leveraging our distribution channels and technology. We have designed our branchless banking platform and our workflow processes to handle traditional banking functions with reduced paperwork and human intervention. Our charter allows us to operate in all 50 states, and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography and price. Our low-cost distribution channels provide opportunities to increase our core deposits and increase our loan originations by attracting new customers and developing new and innovative products and services.

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

We originate multifamily mortgage loans using a commission-based commercial lending sales force that operates from home offices across the United States or from our headquarters location. Customers are targeted through origination techniques such as direct mail marketing, personal sales efforts, email marketing, online marketing and print advertising. Loan applications are submitted electronically to centralized employee teams who underwrite, process and close loans. The sales force team members operate regionally both as retail originators for apartment owners and wholesale representatives to other mortgage brokers.

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

We began our C&I lending in 2010 with a focus on fixed and floating rate financing of businesses engaged in the origination of niche mortgage products secured by residential or commercial real estate. Our senior commercial lending group has expanded our corporate finance lending to include other select business types, including leverage lending for selected industries and other asset-backed financing.

Specialty Finance Factoring

Our Specialty Finance Division engages in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. Purchases of state lottery prize or structured settlement annuity payments are governed by specific state statutes requiring judicial approval of each transaction. No transaction is funded before an order approving such transaction has been entered by a court of competent jurisdiction, and a written acknowledgment of such order, or stipulation agreeing to entry thereof, has been received from the related state lottery commission or insurance company payor. Our commission-based sales force originates contracts for the retail purchase of such payments from leads generated by our dedicated research department through the use of proprietary research techniques. The Specialty Finance Division also utilizes direct mail and online marketing to generate leads. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms.

Prepaid Cards

Our Prepaid Cards Division provides card issuing and BIN sponsorship services to companies who have developed payroll, general purpose reloadable, incentive and gift card programs serving consumers. BIN Sponsorship includes issuing debit and prepaid cards from BINs licensed to the Bank by the various payment networks, managing risk for all programs, overseeing compliance with network and government regulations, and functioning as liaison between program managers and the payment networks. These programs generate recurring fee income and low cost deposits.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end for the last five years:

	At June 30,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$1,918,626	53.4%	$1,070,668	46.5%	$808,710	46.5%	$517,637	38.7%	$259,790	32.9%
Home equity	12,690	0.4%	22,537	1.0%	29,167	1.7%	36,424	2.7%	22,575	2.9%
Warehouse and other	370,717	10.3%	204,878	8.9%	61,106	3.5%	3,015	0.2%	—	—%
Multifamily real estate secured	978,511	27.2%	768,023	33.4%	687,661	39.5%	647,381	48.4%	370,469	46.9%
Commercial real estate secured	24,061	0.7%	29,000	1.3%	35,174	2.0%	37,985	2.8%	33,553	4.3%
Auto and RV secured	14,740	0.4%	18,530	0.8%	24,324	1.4%	30,406	2.4%	39,842	5.0%
Factoring	118,945	3.3%	108,144	4.7%	48,549	2.8%	26,616	2.0%	26,288	3.4%
Commercial & Industrial	152,619	4.2%	78,721	3.4%	45,723	2.6%	36,923	2.8%	36,500	4.6%
Other	1,971	0.1%	419	—%	85	—%	28	—%	87	—%
Total loans held for investment	3,592,880	100.0%	2,300,920	100.0%	1,740,499	100.0%	1,336,415	100.0%	789,104	100.0%
Allowance for loan losses	(18,373)		(14,182)		(9,636)		(7,419)		(5,893)
Unamortized premiums/discounts, net of deferred loan fees	(41,666)		(29,820)		(10,300)		(3,895)		(8,312)
Net loans held for investment	$3,532,841		$2,256,918		$1,720,563		$1,325,101		$774,899

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
June 30, 2014	$109,780	$63,464	$417,295	$3,002,341	$3,592,880

The following table sets forth the amount of our loans at June 30, 2014 that are due after June 30, 2015 and indicates whether they have fixed, floating or adjustable interest rates:

(Dollars in thousands)	Fixed	Floating or Adjustable	Total
Single family real estate secured:
Mortgage	$55,972	$1,862,498	$1,918,470
Home equity	11,897	764	12,661
Warehouse and other	190,352	59,303	249,655
Multifamily real estate secured	83,127	890,066	973,193
Commercial real estate secured	1,330	22,731	24,061
Auto and RV secured	14,728	—	14,728
Factoring	118,333	—	118,333
Commercial & Industrial	56,355	52,180	108,535
Total	$532,094	$2,887,542	$3,419,636

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2014
	Percent of Loan Principal Secured by Real Estate Located in State
		Single family
State	Total Real Estate Loans	Mortgage	Home Equity	Multifamily real estate secured	Commercial real estate secured
California-south[1]	46.50%	44.14%	5.43%	52.00%	17.48%
California-north[2]	15.15%	15.46%	71.61%	13.91%	14.39%
New York	8.31%	11.06%	1.80%	3.37%	6.94%
Florida	5.13%	6.57%	3.33%	2.55%	3.79%
Arizona	3.62%	4.85%	3.44%	1.43%	0.33%
Washington	2.88%	1.75%	1.83%	4.70%	14.72%
Texas	2.80%	1.09%	—%	5.83%	9.55%
Colorado	1.58%	1.95%	0.21%	0.78%	6.56%
Illinois	1.43%	1.20%	0.61%	1.89%	—%
Hawaii	1.32%	2.07%	0.11%	—%	—%
All other states	11.28%	9.86%	11.63%	13.54%	26.24%
	100.00%	100.00%	100.00%	100.00%	100.00%
1 Consists of loans secured by real property in California with zip code ranges from 90000 to 92999.
2 Consists of loans secured by real property in California with zip code ranges from 93000 to 96999.
The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio ("LTV"). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2014. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan at the time of the funding or, for certain purchased seasoned loans, an adjusted appraised value based upon an independent review at the time of the purchase.

		Single family
	Total Real Estate Loans	Mortgage	Home Equity[1]	Multifamily real estate secured	Commercial real estate secured
Weighted Average LTV	55.98%	56.50%	56.36%	55.23%	45.18%
Median LTV	56.20%	57.79%	58.37%	53.62%	41.76%
1 Amounts represent combined LTV calculated by adding the current balances of both the 1st and 2nd liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.

We believe our weighted-average LTV of 55.98% at origination has resulted and will continue to result in relatively low average loan defaults and favorable write-off experience.

Loan Underwriting Process and Criteria. We individually underwrite the loans that we originate and all loans that we purchase. Our loan underwriting policies and procedures are written and adopted by our board of directors and our loan committee. Credit extensions generated by the Bank conform to the spirit and technical requirements of our lending policies and the applicable lending regulations of our federal regulators.

In the underwriting process we consider all relevant factors including the borrower’s credit score, credit history, documented income, existing and new debt obligations, the value of the collateral, and other internal and external factors. For all multifamily and commercial loans, we rely primarily on the cash flow from the underlying property as the expected source of repayment, but we also endeavor to obtain personal guarantees from all material owners or partners of the borrower. In evaluating a multifamily or commercial credit, we consider all relevant factors including the outside financial assets of the material owners or partners, payment history at the Bank or other financial institutions, and the management/ownership experience with similar properties or businesses. In evaluating the borrower’s qualifications, we consider primarily the borrower’s other financial resources, experience in owning or managing similar properties and payment history with us or other financial institutions. In evaluating the underlying property, we consider primarily the recurring net operating income of the property before debt service and depreciation, the ratio of net operating income to debt service and the ratio of the loan amount to the appraised value.

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

At June 30, 2014, the Bank’s loans-to-one-borrower limit was $60.1 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2014, our largest loan and single lending relationship was $37.3 million.

Loan Quality and Credit Risk. Historically, our level of non-performing mortgage loans as a percentage of our loan portfolio has been relatively low compared to the overall residential lending market. The economy and the mortgage and consumer credit markets have stabilized, but unemployment remains above average. Additionally, we have recently increased our efforts to make loans to businesses through lending programs that are not as seasoned as our mortgage lending. Therefore, we anticipate that our rate of non-performing loans may increase in the future, and we have provided an allowance for estimated loan losses.

Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof. Generally, non-performing loans are defined as nonaccrual loans and loans 90 days or more overdue. Troubled debt restructurings ("TDRs") are defined as loans that we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal or interest payments due to financial difficulty of the customer. Our policy with respect to non-performing assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans past due 90 days or more, unless the individual borrower circumstances dictate otherwise.

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

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

	Available-for-Sale	Held-to-maturity	Trading
(Dollars in thousands)	Fair Value	Carrying Amount	Fair Value	Total
Fiscal year end
June 30, 2014	$214,778	$247,729	$8,066	$470,573
June 30, 2013	185,607	275,691	7,111	468,409
June 30, 2012	164,159	313,032	5,838	483,029
June 30, 2011	145,671	370,626	5,053	521,350
June 30, 2010	242,430	320,807	4,402	567,639

The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our other debt securities and the weighted-average yield for each range of maturities:

	For the Fiscal Year Ended June 30, 2014
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
U.S. Agency[2]	$60,670	2.72%	$4,698	2.64%	$15,565	2.65%	$14,353	2.67%	$26,054	2.81%
Non-Agency[3]	33,521	9.74%	6,719	9.99%	17,250	9.86%	7,138	9.85%	2,414	7.86%
Total Mortgage-Backed Securities	$94,191	5.22%	$11,417	6.97%	$32,815	6.44%	$21,491	5.05%	$28,468	3.24%
Other Debt Securities
Municipal	28,522	3.87%	4,693	2.63%	6,122	3.65%	6,795	4.17%	10,912	4.34%
Non-agency	87,913	4.22%	10,615	3.83%	60,867	4.36%	16,431	3.93%	—	—%
Total Other Debt Securities	$116,435	4.13%	$15,308	3.46%	$66,989	4.30%	$23,226	4.00%	$10,912	4.34%
Available-for-sale—Amortized Cost	$210,626	4.62%	$26,725	4.96%	$99,804	5.00%	$44,717	4.51%	$39,380	3.54%
Available-for-sale—Fair Value	$214,778	4.62%	$27,343	4.96%	$101,823	5.00%	$45,567	4.51%	$40,045	3.54%
Held-to-maturity
Mortgage-backed securities:
U.S. Agency[2]	$47,982	3.88%	$1,678	3.33%	$6,336	3.34%	$7,016	3.36%	$32,952	4.12%
Non-Agency[3]	163,695	4.67%	19,960	5.82%	51,531	4.93%	35,922	4.28%	56,282	4.27%
Total Mortgage-Backed Securities	$211,677	4.49%	$21,638	5.63%	$57,867	4.76%	$42,938	4.13%	$89,234	4.21%
Other Debt Securities:
Municipal	36,052	5.82%	891	5.56%	4,138	5.58%	6,497	5.60%	24,526	5.93%
Total Other Debt Securities	$36,052	5.82%	$891	5.56%	$4,138	5.58%	$6,497	5.60%	$24,526	5.93%
Held-to-Maturity—Carrying Value	$247,729	4.68%	$22,529	5.40%	$62,005	4.44%	$49,435	3.59%	$113,760	4.58%
Held-to-Maturity—Fair Value	$243,966	4.68%	$22,115	5.40%	$60,993	4.44%	$48,178	3.59%	$112,679	4.58%
Trading
Non-Agency—Fair Value[4]	$8,066	4.40%	$—	—%	$—	—%	$—	—%	$8,066	4.40%
Total securities	$470,573	4.51%	$49,872	5.16%	$163,828	4.79%	$95,002	4.03%	$161,871	4.32%
1 Weighted-average yield is based on amortized cost of the securities. Residential mortgage-backed security yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curve. Yields presented in this table are adjusted for OTTI, which is non-accretable.
2 U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
3 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities and secured by prime, Alt-A or pay-option ARM mortgages.
4 Collateralized debt obligations secured by pools of bank trust preferred securities.

Our securities portfolio of $470.6 million at June 30, 2014 is composed of approximately 22.9% U.S. agency residential mortgage-backed securities ("RMBS") and other debt securities issued by the government sponsored entities Fannie Mae and Freddie Mac (each, a "GSE" and, together, the "GSEs"), primarily Freddie Mac and Fannie Mae; 1.3% Prime private-issue super senior, first-lien RMBS; 9.6% Alt-A, private-issue super senior, first-lien RMBS; 29.8% Pay-Option ARM, private-issue super senior first-lien RMBS; 13.8% Municipal securities and 22.6% other residential mortgage-backed, asset-backed and bank pooled trust preferred securities. We had no commercial mortgage-backed securities ("CMBS") or sub-prime RMBS at June 30, 2014.

We manage the credit risk of our non-agency RMBS by purchasing those securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency RMBS are super senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percent of the current face value) is known as credit enhancement. At June 30, 2014, the weighted-average credit enhancement in our entire non-agency RMBS portfolio was 27.5%. The credit enhancement percent and the ratings agency grade (e.g. "AA") do not consider additional credit protection available to the Bank, if needed, from its purchase discount. All of the Bank's non-agency RMBS purchases were at a discount to par and we do not solely rely upon nationally recognized statistical rating organizations (NRSROs) ratings when determining classification. This change in Bank policy was brought about by changes in regulatory stance regarding classification of securities as mandated by Congress under section 939A of the Dodd-Frank Act, which required any reference to, or reliance on, NRSROs to be removed when determining the creditworthiness of securities. We have experienced personnel monitor the performance and measure the security for impairment in accordance with regulatory guidance. As of June 30, 2014, 14.3% of our non-agency RMSB securities that have been downgraded from investment grade at acquisition to below investment grade. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”

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
At June 30, 2014, we had $3,041.5 million in deposits of which $2,252.3 million, or 74.1% were demand and savings accounts and $789.2 million, or 25.9% were time deposits. We generate deposit customer relationships through our retail distribution channels including websites, sales teams, online advertising, print and digital advertising, financial advisory firms, affinity partnerships and lending businesses which generate escrow deposits and other operating funds. Our retail distribution channels include:

•
Multiple national online banking brands with tailored products targeted to specific consumer segments. For example, our Bank of Internet brand, America's Oldest and Most Trusted Internet Bank is designed for customers who are looking for full-featured demand accounts and very competitive fees and interest rates. Bank X brand targets primarily tech-savvy, Generation X and Generation Y customers that are seeking a low-fee cost structure and a high-yield Savings account;

•	Financial advisory firms who introduce their clients to our deposit products;

•	Relationship with affinity groups where we gain access to the affinity group's members;

•	A business banking division, which focuses on providing deposit products nationwide to industry verticals (e.g., Homeowners Associations and CPAs) through a dedicated sales team;

•	A call center that opens accounts through self-generated internet leads, third-party purchased leads, affinity relationships, and our retention and cross-sell efforts to our existing customer base.
Our online consumer accounts are full-featured requiring only one sign-in with quick and secure access to activity, statements and other features including:

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

Our business deposit accounts feature a full suite of treasury and cash management products for our business customers including online and mobile banking, remote deposit capture, analyzed business checking and money market accounts. We service our business customers by providing them with a dedicated relationship manager and an experienced business banking operations team.
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
The number of deposit accounts at the end of each of the last five fiscal years is set forth below:

	At June 30,
	2014	2013	2012	2011	2010
Checking and savings accounts	30,402	23,567	19,931	16,105	17,192
Time deposits	7,571	11,103	12,341	16,793	10,554
Total number of deposit accounts	37,973	34,670	32,272	32,898	27,746

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each of the last five fiscal years:

	At June 30,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$186,786	—	$81,524	—	$12,439	—	$7,369	—	$5,441	—
Interest-bearing:
Demand	1,129,535	0.63%	311,539	0.50%	94,888	0.52%	76,793	0.75%	63,962	0.85%
Savings	935,973	0.73%	641,534	0.67%	583,955	0.72%	268,384	0.93%	358,293	0.91%
Total demand and savings	2,065,508	0.67%	953,073	0.61%	678,843	0.69%	345,177	0.89%	422,255	0.90%
Time deposits:
Under $100	107,294	1.23%	183,754	1.36%	224,140	1.85%	337,937	2.24%	200,859	3.23%
$100 or more	681,948	1.67%	873,648	1.52%	699,666	1.75%	649,842	2.15%	339,625	2.95%
Total time deposits	789,242	1.61%	1,057,402	1.50%	923,806	1.78%	987,779	2.18%	540,484	3.05%
Total interest-bearing	2,854,750	0.93%	2,010,475	1.08%	1,602,649	1.32%	1,332,956	1.85%	962,739	2.11%
Total deposits	$3,041,536	0.88%	$2,091,999	1.04%	$1,615,088	1.31%	$1,340,325	1.84%	$968,180	2.10%
1 Based on weighted-average stated interest rates at the end of the period.

The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit at the end of each of the last five fiscal years:

	At June 30,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$869,673	$1,173	0.13%	$286,549	$1,999	0.70%	$74,044	$593	0.81%
Savings	653,211	9,550	1.46%	540,248	4,400	0.81%	430,791	3,795	0.88%
Time deposits	876,621	14,094	1.61%	1,065,669	16,469	1.55%	1,003,728	20,501	2.04%
Total interest-bearing deposits	$2,399,505	$24,817	1.03%	$1,892,466	$22,868	1.21%	$1,508,563	$24,889	1.65%
Total deposits	$2,523,364	$24,817	0.98%	$1,937,765	$22,868	1.18%	$1,522,359	$24,889	1.63%

	At June 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$61,181	$488	0.80%	$57,779	$595	1.03%
Savings	283,783	2,527	0.92%	389,526	5,779	1.48%
Time deposits	776,638	19,261	2.48%	413,999	14,880	3.59%
Total interest-bearing deposits	$1,121,602	$22,276	2.01%	$861,304	$21,254	2.47%
Total deposits	$1,127,415	$22,276	2.00%	$866,837	$21,254	2.45%

The following table shows the maturity dates of our certificates of deposit at the end of each of the last five fiscal years:

	At June 30,
(Dollars in thousands)	2014	2013	2012	2011	2010
Within 12 months	$363,879	$585,309	$482,615	$568,827	$259,026
13 to 24 months	137,647	149,720	128,149	184,029	106,733
25 to 36 months	61,491	55,664	97,238	66,541	52,174
37 to 48 months	31,867	52,025	47,388	33,500	11,922
49 months and thereafter	194,358	214,684	168,416	134,882	110,629
Total	$789,242	$1,057,402	$923,806	$987,779	$540,484

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at the end of each of the last five fiscal years:

	Term to Maturity
(Dollars in thousands)	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Fiscal year end
June 30, 2014	$74,741	$107,997	$115,127	$384,083	$681,948
June 30, 2013	201,463	166,042	94,195	411,948	873,648
June 30, 2012	144,621	93,502	90,947	370,596	699,666
June 30, 2011	41,322	144,907	161,940	301,673	649,842
June 30, 2010	13,213	84,823	48,624	192,965	339,625
Borrowings. In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank of San Francisco ("FHLB"). Our bank can borrow up to 40% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2014, the Company had $751.5 million available immediately, which reflects a fully collateralized position, for advances from the FHLB for terms up to ten years.

The Bank has federal funds lines of credit with two major banks totaling $20.0 million. At June 30, 2014, the Bank had no outstanding balance on either line.
The Bank can also borrow from the Federal Reserve Bank of San Francisco (FRB), and borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2014, we had a total borrowing capacity of approximately $16.6 million, none of which was outstanding. The Bank has additional unencumbered collateral that could be pledged to the FRB Discount Window to increase borrowing liquidity.
The Company has sold securities under various agreements to repurchase for total proceeds of $45.0 million. The repurchase agreements have fixed interest rates between 3.75% and 4.75% and scheduled maturities between August 2014 and December 2017. Pursuant to these agreements, under certain conditions, the Company may be required to repay the $45.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. As of June 30, 2014, the weighted-average remaining contractual maturity period was 2.49 years and the weighted average remaining period before such repurchase agreements could be called was 0.13 years.
On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 2.63% at June 30, 2014, and is paid quarterly.
The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the last five fiscal years:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2014	2013	2012	2011	2010
Advances from the FHLB[1]:
Average balance outstanding	$576,307	$436,383	$333,866	$226,005	$199,288
Maximum amount outstanding at any month-end during the period	910,000	590,417	422,000	309,000	225,988
Balance outstanding at end of period	910,000	590,417	422,000	305,000	182,999
Average interest rate at end of period	0.97%	0.92%	1.42%	2.07%	3.59%
Average interest rate during period	1.21%	1.36%	1.78%	2.77%	3.88%
Securities sold under agreements to repurchase:
Average balance outstanding	$85,726	$114,247	$125,820	$130,000	$130,000
Maximum amount outstanding at any month-end during the period	110,000	120,000	130,000	130,000	130,000
Balance outstanding at end of period	45,000	110,000	120,000	130,000	130,000
Average interest rate at end of period	4.46%	4.40%	4.34%	4.35%	4.35%
Average interest rate during period	4.48%	4.44%	4.41%	4.41%	4.40%
Federal Reserve Discount Window borrowing
Average balance outstanding	$—	$—	$—	$—	$38,986
Maximum amount outstanding at any month-end during the period	—	—	—	—	140,000
Balance outstanding at end of period	—	—	—	—	—
Average interest rate at end of period	—%	—%	—%	—%	—%
Average interest rate during period	—%	—%	—%	—%	0.25%
Junior subordinated debentures:
Average balance outstanding	$5,155	$5,155	$5,155	$5,155	$5,155
Maximum amount outstanding at any month-end during the period	5,155	5,155	5,155	5,155	5,155
Balance outstanding at end of period	5,155	5,155	5,155	5,155	5,155
Average interest rate at end of period	2.63%	2.67%	2.87%	2.66%	2.88%
Average interest rate during period	2.77%	2.93%	2.89%	2.85%	2.91%
1 Advances from the FHLB have been reduced by debt issue costs of $0, $0, $0, $1 and $15 for the fiscal years ended June 30, 2014, 2013, 2012, 2011 and 2010, respectively.

MERGERS AND ACQUISITIONS

From time to time we undertake acquisitions or similar transactions consistent with the Bank's operating and growth strategies. During the fiscal year ended June 30, 2014, there were two transactions that are discussed further in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Mergers and Acquisitions."
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

EMPLOYEES

At June 30, 2014, we had 366 full time employees. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory.

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

REGULATION

GENERAL

BofI Holding, Inc. (the “Company”) is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve. The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC") as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, the Office of Thrift Supervision (“OTS”) was abolished as of July 21, 2011, and its rights and duties transferred to the Federal Reserve as to savings and loan holding companies, and to the OCC as to savings banks. Therefore, as of that date (the “Transfer Date”), the Company became subject to regulation by the Federal Reserve rather than the OTS, and the Bank became subject to regulation by the OCC rather than the OTS. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve, to begin operations on the Transfer Date. The CFPB has broad authority to issue regulations implementing numerous consumer laws, and we will be subject to those regulations.
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
The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company. Various aspects of Basel III will be subject to multi-year transition periods ending December 31, 2018 and Basel III generally continues to be subject to further evaluation and interpretation by the U.S. banking regulators. We believe that, as of June 30, 2014, the Company would remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

REGULATION OF BOFI FEDERAL BANK

General. As a federally-chartered savings and loan association whose deposit accounts are insured by FDIC, BofI Federal Bank is subject to extensive regulation by the FDIC and, as of the Transfer Date, the OCC. Under the Dodd-Frank Act, the examination, regulation and supervision of savings associations, such as BofI Federal Bank, were transferred from the OTS to the OCC, the federal regulator of national banks under the National Bank Act. The following discussion summarizes some of the principal areas of regulation applicable to the Bank and its operations.
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
Under OCC regulations, an institution is “well-capitalized” if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OCC to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). OCC regulations also establish three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2014, BofI Federal Bank met the capital requirements of a “well-capitalized” institution under applicable OCC regulations.
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
These capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. BofI Federal Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the “Code.” Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business). An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2014, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2014, BofI Federal Bank was in compliance with the applicable liquidity standard.

Volcker Rule.  Effective April 15, 2014, the federal banking agencies have adopted regulations with a conformance period for certain features lasting until July 21, 2015, to implement the provisions of the Dodd-Frank Act known as the Volcker Rule. Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, “banking entities”), are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund.”  The term “covered fund” can include, in addition to many private equity and hedge funds and other entities, certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations, and other items, but does not include wholly owned subsidiaries, certain joint ventures, or loan securitizations generally if the underlying assets are solely loans.
Trading in certain government obligations is not prohibited by the Volcker Rule, including obligations of or guaranteed by the United States or an agency or government-sponsored entity of the United States, obligations of a State of the United States or a political subdivision thereof, and municipal securities. Proprietary trading generally does not include transactions under repurchase and reverse repurchase agreements, securities lending transactions and purchases and sales for the purpose of liquidity management if the liquidity management plan meets specified criteria; nor does it generally include transactions undertaken in a fiduciary capacity.  In addition, activities eligible for exemption include, among others, certain brokerage, underwriting and marketing activities, and risk-mitigating hedging activities with respect to specific risks and subject to specified conditions.
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
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, negotiable order of withdrawal ("NOW"), and Super NOW checking accounts) and non-personal time deposits. At June 30, 2014, the Bank was in compliance with these requirements.
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
Consumer Laws and Regulations. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) in order to regulate any person who offers or provides personal, family or household financial products or services. The CFPB is an independent “watchdog” within the Federal Reserve System to enforce and create “Federal consumer financial laws.” Banks as well as nonbanks are subject to any rule, regulation or guideline created by the CFPB. The only authority the Federal Reserve has over the CFPB is the authority to delegate examinations regarding compliance with “Federal consumer financial laws.” Except for the power of the Federal Reserve to reject any rules of the CFPB in extremely limited situations, the CFPB may promulgate any consumer financial rule or guideline, and exempt whomever it wants therefrom. If a court interprets a CFPB regulation or guideline, a court may only consider the CFPB’s interpretation of the rule or guideline. Subject to certain limited exemptions, persons subject to the CFPB include anyone who offers or provides consumer financial products or services, including banks, savings associations, credit unions, mortgage brokers, debt collectors and consumer credit reporting agencies. The apparent goal is to have only one agency in charge of protecting consumers by overseeing the application and implementation of “Federal consumer financial laws,” which includes (i) rules, orders and guidelines of the CFPB, (ii) all consumer financial protection functions, powers and duties transferred from other federal agencies, such as the Federal Reserve, the OCC, the FDIC, the Federal Trade Commission, and the Department of Housing and Urban Development, and (iii) a long list of consumer financial protection laws enumerated in the Dodd-Frank Act, such as the Electronic Fund Transfer Act, the Consumer Leasing Act of 1976, the Alternative Mortgage Transaction Parity Act of 1982, the Equal Credit Opportunity Act, the Expedited Funds Availability Act, the Truth in Lending Act and the Truth in Savings Act, among many others. The CFPB has broad examination and enforcement authority, including the power to issue subpoenas and cease and desist orders, commence civil actions, hold investigations and hearings and seek civil penalties, as well as the authority to regulate disclosures, mandate registration of any covered person and to regulate what it considers unfair, deceptive, abusive practices.
However, savings associations with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer protection laws and regulations by their primary bank regulators. Such laws and regulations and the other consumer protection laws and regulations to which the Bank has been subject have historically mandated certain disclosure requirements and regulated the manner in which financial institutions must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, such customers. The effect of the CFPB on the development and promulgation of consumer protection rules and guidelines and the enforcement of federal “consumer financial laws” on the Bank, if any, cannot be determined with certainty at this time.
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

Risks Relating to Our Industry
The U.S. government's monetary policies or changes in those policies could cause changes in interests rates which could adversely affect our performance.
Generally, increases in prevailing interest rates due to changes in monetary policies or market forces adversely affect banks such as us, whose liabilities tend to re-price quicker than their assets. The monetary policies of the FRB, affected principally through open market operations and regulation of the discount rate and reserve requirements, have had major effects upon the levels of bank loans, investments and deposits, and prevailing interest rates. It is not possible to predict the nature or effect of future changes in monetary and fiscal policies. In recent years, the monetary policy of the FRB has acted to reduce market interest rates to historical lows, but in recent months prevailing interest rates have begun to increase and the financial markets are anticipating a tapering of the FRB's purchases of government bonds and mortgage-backed securities, which would likely cause interest rates to increase further. We manage the sensitivity of our assets and liabilities; however a large and relatively rapid increase in market interest rates would likely have an adverse impact on our net interest income and a decrease in our refinancing business, and could cause an increase in delinquencies and non-performing loans in our adjustable-rate loans.
A significant economic downturn could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. While the national economy and certain regions have improved since the recent financial crisis and economic recession, we continue to operate in a challenging and uncertain economic environment. The risks associated with our business become more acute in periods of a slowing economy or slow growth. A return or continuation of recessionary conditions or negative events in the housing markets, including significant and continuing home price reductions and increased delinquencies and foreclosures, will likely result in poor performance of mortgage and construction loans and asset write-downs. In addition, poor economic conditions, including continued high unemployment in the United States and the recent European sovereign debt crisis, have contributed to increased volatility in the financial and capital markets and diminished expectations for the U.S. economy. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Further declines in real estate values and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.
The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.
Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to the European banking system, which is facing increased volatility due to the economic difficulties and declining credit worthiness of certain member nations of the European Union. We have exposure to different industries and counterparties because we execute or could execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Defaults by financial services institutions during the last financial crisis, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of counterparty. Any such losses could materially and adversely affect our results of operations.

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.
On July 21, 2010, the President signed into law the Dodd-Frank Act, which restructured the regulation of depository institutions, including the Company and the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated the Bank, was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies such as the Company are now regulated by the Federal Reserve Board. Also included in the Dodd-Frank Act is the creation of a new federal agency, the Bureau of Consumer Financial Protection, to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys General now have greater authority to bring a suit against federally chartered institutions for violations of certain state and federal consumer protection laws. In addition, Regulation Q, which prohibited the payment of interest on demand deposits, has now been eliminated, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change in the law could have an adverse impact on our interest expense. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies effective in 2015. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis, but many of the provisions remain subject to final rulemaking and/or study. Accordingly, we cannot fully assess its impact on our operations and costs until final regulations are adopted and implemented. Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.
Risks Relating to Mortgage Loans and Mortgage-Backed Securities
Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.
The majority of the loans in our portfolio are secured by real estate. At June 30, 2014, approximately 61.7% of our mortgage portfolio was secured by real estate located in California. In recent years, there has been significant volatility in real estate values in California and in some cases the collateral for our real estate loans has become less valuable. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. A decline of real estate values or decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are unseasoned and defaults on such loans would harm our business.
At June 30, 2014, our multifamily residential loans were $978.5 million or 34.8% of our mortgage loans and our commercial real estate loans were $24.1 million, or 0.8% of our mortgage loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline and nationwide unemployment were to increase, we are likely to experience increases in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.
If the economic recovery does not continue or the economy deteriorates, our mortgage-backed securities portfolio could be adversely impacted.
The recent financial crisis and economic recession were accompanied by severe stress in the housing markets, including substantial declines in home prices. These declines in the housing market, with falling home prices and increasing foreclosures, compounded with difficulties in the economy, resulted in a significant decline in the value and marketability of mortgage-backed securities. As of June 30, 2014, our securities portfolio consisted of $305.9 million of mortgage-backed securities, which constituted approximately 6.9% of our total assets. A return of recessionary conditions could adversely impact the ability of the issuers of the mortgage-backed securities in our securities portfolio to satisfy their respective obligations and our ability to liquidate our securities portfolio. While the national economy and certain regions have improved since the financial crisis and economic recession, the performance of our mortgage securities portfolio may decline in the future, which could have a material adverse effect on our financial condition and results of operations.

We could recognize other-than-temporary impairment on securities held in our available-for-sale and held-to-maturity portfolios, if economic and market conditions worsen.
Our held-to-maturity securities had gross unrecognized losses of $15.5 million at June 30, 2014. We analyze securities held in our portfolio for other-than-temporary impairment on a quarterly basis. The process for determining whether impairment is other-than-temporary requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may be required to recognize other-than-temporary impairment in future periods reducing future earnings.
A decrease in the mortgage buying activity of Fannie Mae and Freddie Mac or a failure by Fannie Mae and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.
During the last three fiscal years we have sold over $1,274.4 million of residential mortgage loans to the government sponsored entities GSE aggregators and, as of June 30, 2014, approximately 22.92% of our securities portfolio consisted of RMBS issued or guaranteed by the GSEs. Each GSE is currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government is contemplating structural changes to the GSEs, including consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.
We occasionally purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not prove correct.
From time to time, we purchase real estate loans in bulk or “pools.” For the fiscal year ended June 30, 2014 we purchased $0.1 million real estate loans and in the fiscal year ended June 30, 2013 we purchase $1.5 million real estate loan pools. In the fiscal year ended June 30, 2012 and 2011, we purchased loans totaling $0.0 million and $124.8 million, respectively, most of which are still in our loan portfolio. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, in the past, we have purchased “pools” of loans at a premium and some of the loans were prepaid before we expected. Accordingly, we earned less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.
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
In addition, we have recently begun to increase our emphasis on non-residential lending, particularly in commercial and industrial (C&I) lending and specialty finance lending, and these types of loans are expected to comprise a larger portion of our originations and loan portfolio in future periods. To the extent that we fail to adequately address the risks associated with C&I and specialty finance lending, we may experience increases in levels of non-performing loans and be forced to take additional loan loss reserves, which would adversely affect our net interest income and capital levels and reduce our profitability. For further information about our C&I lending business, please refer to “Business - Asset Origination and Fee Income Businesses - Commercial Real Estate Secured and Commercial Lending.”

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments, include methodologies to value our securities, evaluate securities for other-than-temporary impairment and estimate our allowance for loan losses. These methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.
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
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot provide assurance on our ability to raise additional capital if needed or if it can be raised on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition, results of operations and prospects. In addition, raising equity capital will have a dilutive effect on the equity interests of our existing shareholders and may cause our stock price to decline.
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
We have significant sources of liquidity as a result of our federal thrift structure, including consumer deposits, brokered deposits, the FHLB, repurchase lending facilities, and the FRB discount window. We rely primarily upon consumer deposits and FHLB advances. Our ability to attract deposits could be negatively impacted by a public perception of our financial prospects or by increased deposit rates available at troubled institutions suffering from shortfalls in liquidity. The FHLB is subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank. Selected sources of liquidity may become unavailable to the Bank if it were to no longer be considered “well-capitalized.”
Our inability to manage our growth or deploy assets profitably could harm our business and decrease our overall profitability, which may cause our stock price to decline.
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
We are based in San Diego, California, and approximately 61.7% of our mortgage loan portfolio was secured by real estate located in California at June 30, 2014. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or under-insured disasters may reduce borrowers' ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those affected areas. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices, which also serve as our bank’s main office and branch, are located at 4350 La Jolla Village Drive, Suite 140, San Diego, California 92122, and our telephone number is (858) 764-6597. This facility occupies a total of approximately 63,848 square feet under a lease that expires June 30, 2020.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time become a party to legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, lawsuit or claim.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ Global Select Market on March 15, 2005 under the symbol “BOFI.” There were 14,494,443 shares of common stock outstanding held by approximately 20,700 shareholders as of August 22, 2014. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter during the last two fiscal years. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is Computershare.

	BofI Holding, Inc. Common Stock Price Per Share
Quarter ended:	High	Low
June 30, 2012	$19.93	$16.96
September 30, 2012	$26.66	$19.50
December 31, 2012	$28.44	$23.91
March 31, 2013	$36.82	$28.02
June 30, 2013	$49.98	$35.05
September 30, 2013	$69.46	$45.60
December 31, 2013	$82.27	$57.55
March 31, 2014	$106.55	$75.22
June 30, 2014	$87.03	$71.37

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

ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchases. On June 30, 2005, our board of directors approved a common stock buyback program to purchase up to 5% of BofI outstanding common shares. The buyback program became effective on August 23, 2005 with no termination date. Prior to July 1, 2008, a total of 319,500 shares of BofI were purchased under the June 2005 buyback program. On November 21, 2008 the board of directors approved an expansion of our common stock buyback program to purchase up to an additional 500,000 shares of our outstanding common shares if and when the opportunity arises. The increased authorization was effective immediately with no termination date. The program authorizes BofI to buy back common stock at its discretion, subject to market conditions. During the fiscal year ended June 30, 2014, no additional shares of BofI common stock were purchased under this program.

Net Settlement of Restricted Stock Awards. Effective November 2007, the stockholders of the Company approved an amendment to the 2004 Stock Incentive Plan, which among other changes permitted net settlement of restricted stock awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2014, there were 67,018 restricted stock award shares which were retained by the Company and converted to cash at the average rate of $72.13 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the fourth fiscal quarter ending June 30, 2014. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended June 30, 2014
April 1, 2014 to June 30, 2014	—	—	—	319,291
Stock Repurchases Balance at June 30, 2014	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Ending Balance at March 31, 2014	339,360
April 1, 2014 to June 30, 2014	36,862
Ending Balance at June 30, 2014	376,222
Total Treasury Shares at June 30, 2014	971,922

SALE OF UNREGISTERED SECURITIES
In October 2012, the Company sold an aggregate of 1,857 shares of its Series C Preferred Stock for a purchase price of $10,000 per share or an aggregate of $18.6 million before expenses of the offering. On April 24, 2013, the Company completed the mandatory conversion of the Company's 1,857 shares of the Series C Preferred Stock into 608,840 shares of common stock, reflecting an approximate initial conversion price of $30.50 per share of our common stock, plus cash in lieu of fractional shares. The conversion of Series C Preferred Stock into common stock was conducted in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Sections 3(a)(9) and 4(2) thereof.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2014. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and units granted	(b) Weighted-average excercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	343,389	$2.71	1,376,198
Equity compensation plans not approved by security holders	—	—	N/A
Total	343,389	$2.71	1,376,198

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
Selected Balance Sheet Data:
Total assets	$4,402,999	$3,090,771	$2,386,845	$1,940,087	$1,421,081
Loans, net of allowance for loan losses	3,532,841	2,256,918	1,720,563	1,325,101	774,899
Loans held for sale, at fair value	20,575	36,665	38,469	20,110	5,511
Loans held for sale, at cost	114,796	40,326	40,712	—	—
Allowance for loan losses	18,373	14,182	9,636	7,419	5,893
Securities—trading	8,066	7,111	5,838	5,053	4,402
Securities—available-for-sale	214,778	185,607	164,159	145,671	242,430
Securities—held-to-maturity	247,729	275,691	313,032	370,626	320,807
Total deposits	3,041,536	2,091,999	1,615,088	1,340,325	968,180
Securities sold under agreements to repurchase	45,000	110,000	120,000	130,000	130,000
Advances from the FHLB	910,000	590,417	422,000	305,000	182,999
Junior subordinated debentures and other borrowings	5,155	5,155	5,155	7,655	5,155
Total stockholders’ equity	370,778	268,262	206,620	147,766	129,808
Selected Income Statement Data:
Interest and dividend income	$172,878	$135,654	$115,733	$92,935	$85,572
Interest expense	35,781	34,026	36,545	34,422	34,953
Net interest income	137,097	101,628	79,188	58,513	50,619
Provision for loan losses	5,350	7,550	8,063	5,800	5,775
Net interest income after provision for loan losses	131,747	94,078	71,125	52,713	44,844
Non-interest income (loss)	22,455	27,710	16,370	7,993	8,316
Non-interest expense	59,933	53,587	37,958	26,534	17,283
Income before income tax expense	94,269	68,201	49,537	34,172	35,877
Income tax expense	38,313	27,910	20,061	13,593	14,749
Net income	$55,956	$40,291	$29,476	$20,579	$21,128
Net income attributable to common stock	$55,647	$39,456	$28,205	$20,270	$20,517
Per Share Data:
Net income:
Basic	$3.87	$3.00	$2.45	$1.88	$2.31
Diluted	$3.85	$2.89	$2.33	$1.87	$2.22
Book value per common share	$25.31	$19.16	$15.82	$13.67	$12.25
Tangible book value per common share	$25.27	$19.16	$15.82	$13.67	$12.25
Weighted average number of common shares outstanding:
Basic	14,367,824	13,156,646	11,489,190	10,763,571	8,869,453
Diluted	14,442,692	13,819,412	12,488,555	10,857,470	9,396,652
Common shares outstanding at end of period	14,451,900	13,733,325	11,512,536	10,436,332	10,184,975
Performance Ratios and Other Data:
Loan originations for investment	$2,297,976	$1,054,624	$732,826	$608,901	$74,702
Loan originations for sale	$741,494	$1,085,941	$664,622	$216,868	$114,842
Loan purchases	$95	$1,541	$—	$124,784	$185,812
Return on average assets	1.59%	1.46%	1.35%	1.26%	1.56%
Return on average common stockholders’ equity	17.89%	17.57%	16.95%	15.17%	21.17%
Interest rate spread [1]	3.81%	3.66%	3.55%	3.50%	3.64%
Net interest margin [2]	3.95%	3.79%	3.70%	3.67%	3.83%
Efficiency ratio [3]	37.56%	41.43%	39.72%	39.90%	29.33%

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
Capital Ratios:
Equity to assets at end of period	8.42%	8.68%	8.66%	7.62%	9.13%
Tier 1 leverage (core) capital to adjusted tangible assets [4]	8.66%	8.63%	8.62%	7.99%	8.79%
Tier 1 risk-based capital ratio [4]	14.42%	14.52%	13.69%	12.41%	14.56%
Total risk-based capital ratio [4]	15.11%	15.28%	14.32%	13.01%	15.25%
Tangible capital to tangible assets [4]	8.66%	8.63%	8.62%	7.99%	8.79%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.04%	0.14%	0.35%	0.45%	0.69%
Non-performing loans to total loans	0.57%	0.80%	0.98%	0.72%	1.48%
Non-performing assets to total assets	0.46%	0.66%	0.77%	0.99%	1.01%
Allowance for loan losses to total loans held for investment at end of period	0.51%	0.62%	0.55%	0.56%	0.75%
Allowance for loan losses to non-performing loans	90.13%	77.48%	56.28%	77.18%	50.35%
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those expressed or implied in our forward-looking statements due to various important factors, including those set forth under “Risk Factors” in Item 1A. and elsewhere in this Form 10-K. The following discussion and analysis should be read together with the “Selected Financial Data” and consolidated financial statements, including the related notes included elsewhere in this Form 10-K.

OVERVIEW
BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with over $4.4 billion in assets that provides innovative banking and lending products and services to customers nationwide through scalable low cost distribution channels. BofI Holding, Inc.'s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.

Net income for the fiscal year ended June 30, 2014 was $56.0 million compared to $40.3 million and $29.5 million for the fiscal years ended June 30, 2013 and 2012, respectively. Net income attributable to common stockholders for the fiscal year ended June 30, 2014 was $55.6 million, or $3.85 per diluted share compared to $39.5 million, or $2.89 per diluted share and $28.2 million, or $2.33 per diluted share for the years ended June 30, 2013 and 2012, respectively. Growth in our interest earning assets, particularly the loan portfolio, was the primary driver of the increase in our net income from fiscal 2012 to fiscal 2014. Net interest income increased $35.5 million for the year ended June 30, 2014 compared to the year ended June 30, 2013.

We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings ("core earnings"), a non-GAAP financial measure, which we believe provides useful information about the Bank's operating performance. Core earnings for the fiscal years ended 2014, 2013, and 2012 were $56.9 million, $41.5 million, and $30.7 million, respectively.

Below is a reconciliation of net income to core earnings (non-GAAP):

	For the Fiscal Years Ended June 30,
(Dollars in Thousands)	2014	2013	2012
Net Income	$55,956	$40,291	$29,476
Realized securities losses (gains)	(208)	(212)	—
Unrealized securities losses	1,848	2,227	2,018
Tax provision	(666)	(825)	(817)
Core Earnings	$56,930	$41,481	$30,677

Net interest income for the year ended June 30, 2014 was $137.1 million compared to $101.6 million and $79.2 million for the years ended June 30, 2013 and 2012, respectively. The increase was due to growth in our loan portfolio and the increase in our net interest margin from fiscal years 2012 through 2014.

Provision for loan losses for the year ended June 30, 2014 was $5.4 million, compared to $7.6 million and $8.1 million for the years ended June 30, 2013 and 2012, respectively. The decrease of $2.2 million for fiscal year 2014 is the result of lower charge-offs partially offset by additional provisions needed for growth in the loan portfolio.

Mortgage banking income was $10.2 million compared to $23.0 million and $16.7 million for the years ended June 30, 2014, 2013, and 2012. The decrease was a result of lower loan Agency refinance and originations for sale of $741.5 million compared to $1,085.9 million for the years ended June 30, 2014 and 2013, respectively.

Non-interest expense for the fiscal year ended June 30, 2014 was $59.9 million compared to $53.6 million and $38.0 million for the years ended June 30, 2013 and 2012 respectively. The increase was primarily due to increased staffing levels in order to support growth in lending and deposit operations. Our staffing rose to 366 full-time equivalents compared to 312 and 230 at June 30, 2014, 2013, and 2012, respectively.

Total assets were $4,403.0 million at June 30, 2014 compared to $3,090.8 million at June 30, 2013. Assets grew $1,312.2 million or 42.5% during the last fiscal year, primarily due to an increase in the origination of single family and multifamily mortgage loans. These loans were funded primarily with growth in deposits and to a lesser extent capital transactions.

Our future performance will depend on many factors: changes in interest rates, competition for deposits and quality loans, the credit performance of our assets, regulatory actions, strategic transactions, and our ability to improve operating efficiencies. See “Item 1A. Risk Factors.”

MERGERS AND ACQUISITIONS

From time to time we undertake acquisitions or similar transactions consistent with the Bank's operating and growth strategies. During the fiscal year ended June 30, 2014, there were two transactions, which are discussed below.

Principal Bank
In September 2013, the Bank announced the completion of the acquisition of approximately $173 million in deposits from Principal Bank, which included $142 million in checking, savings and money market accounts and $31 million in time deposit accounts.
H&R Block Bank
In April, 2014, the Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with H&R Block Bank, a federal savings bank (“HRBB”), and its parent company Block Financial LLC. Block Financial LLC is a wholly-owned subsidiary of H&R Block, Inc.
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
Securities. Currently, we classify securities as either trading, available-for-sale or held-to-maturity. Trading securities are those securities for which we have elected fair value accounting. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair values by utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. To determine the performance of the underlying mortgage loan pools, we consider where appropriate borrower prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. We input for each security our projections of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted decrease or increase in the national home price appreciation (HPA) index. To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, we separate the securities by the borrower characteristics in the underlying pool. For example, non-agency RMBS “Prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). Separate discount rates are calculated for Prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity.
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

Allowance for Loan Losses. The allowance for loan losses is maintained at a level estimated to provide for probable incurred losses in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is reduced by charge-offs and recoveries of loans previously charged-off. Allocations of the allowance may be made for specific loans but the entire allowance is available for any loan that, in management’s judgment, may be uncollectible or impaired.
The allowance for loan loss includes specific and general reserves. Specific reserves are provided for impaired loans. All other impaired loans are written down through charge-offs to their realizable value and no specific or general reserve is provided. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrowers ability to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.
A general reserve is included in the allowance for loan loss and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates and applies the average historic rates to the outstanding loan balances in each loan class. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors. The following portfolio segments have been identified: single family secured mortgage, home equity secured mortgage, single family warehouse and other, multifamily secured mortgage, commercial real estate mortgage, recreational vehicles and auto secured, factoring, C&I and other.

USE OF NON-GAAP FINANCIAL MEASURES
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as core earnings. Core earnings exclude realized and unrealized gains and losses associated with our securities portfolios, net of tax. Excluding these gains and losses provides investors with an understanding of our Bank's core lending and mortgage banking business performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as to their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors' understanding of our business and performance, these non-GAAP measures should not be consider in isolation, or as a substitute for GAAP basis financial measures.

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

	For the Fiscal Years Ended June 30,
	2014			2013			2012
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans[2,3]	$2,850,600	$147,664	5.18%	$2,157,974	$113,503	5.26%	$1,607,523	$89,308	5.56%
Federal funds sold	—	—	—%	17,017	30	0.18%	12,297	10	0.08%
Interest-earning deposits in other financial institutions	107,534	275	0.26%	23,632	47	0.20%	295	—	—%
Mortgage-backed and other investment securities[4]	480,940	22,566	4.69%	462,946	21,588	4.66%	506,223	26,353	5.21%
Stock of the FHLB, at cost	32,115	2,373	7.39%	22,594	486	2.15%	16,683	62	0.37%
Total interest-earning assets	3,471,189	172,878	4.98%	2,684,163	135,654	5.05%	2,143,021	115,733	5.40%
Non-interest-earning assets	58,953			70,896			46,464
Total assets	$3,530,142			$2,755,059			$2,189,485
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,522,884	$10,723	0.70%	$826,797	$6,399	0.77%	$504,835	$4,388	0.87%
Time deposits	876,621	14,094	1.61%	1,065,669	16,469	1.55%	1,003,728	20,501	2.04%
Securities sold under agreements to repurchase	85,726	3,840	4.48%	114,247	5,068	4.44%	125,820	5,552	4.41%
Advances from the FHLB	576,307	6,981	1.21%	436,383	5,939	1.36%	333,866	5,955	1.78%
Other borrowings	5,155	143	2.77%	5,155	151	2.93%	5,155	149	2.89%
Total interest-bearing liabilities	3,066,693	35,781	1.17%	2,448,251	34,026	1.39%	1,973,404	36,545	1.85%
Non-interest-bearing demand deposits	123,859			45,299			13,796
Other non-interest-bearing liabilities	23,549			18,681			16,152
Stockholders’ equity	316,041			242,828			186,133
Total liabilities and stockholders’ equity	$3,530,142			$2,755,059			$2,189,485
Net interest income		$137,097			$101,628			$79,188
Interest rate spread[5]			3.81%			3.66%			3.55%
Net interest margin[6]			3.95%			3.79%			3.70%
1 Average balances are obtained from daily data.
2 Loans include loans held for sale, loan premiums and unearned fees.
3 Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also includes $32.1 million as of June 30, 2014, $32.8 million as of June 30, 2013 and $33.4 million as of June 30, 2012 of Community Reinvestment Act loans which are taxed at a reduced rate.
4 Includes $5.5 million of municipal securities which are taxed at a reduced rate.
5 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
6 Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our assets and increases in our net interest margin. Our net interest income is reduced by our estimate of loss provisions for our impaired loans. We also earn non-interest income primarily from mortgage banking activities, prepaid card fee income, prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of other loans and investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 312 full time employees at June 30, 2013 to 366 full time equivalent employees at June 30, 2014. We are subject to federal and state income taxes, and our effective tax rates were 40.64%, 40.92% and 40.50% for the fiscal years ended June 30, 2014, 2013, and 2012, respectively. Other factors that affect our results of operations include expenses relating to professional services, occupancy, data processing, advertising and other miscellaneous expenses.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2014 AND JUNE 30, 2013

Net Interest Income. Net interest income totaled $137.1 million for the fiscal year ended June 30, 2014 compared to $101.6 million for the fiscal year ended June 30, 2013. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume):

	Fiscal Year Ended June 30, 2014 vs 2013
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$36,432	$(1,726)	$(545)	$34,161
Federal funds sold	(31)	(31)	31	(31)
Interest-earning deposits in other financial institutions	168	14	46	228
Mortgage-backed and other investment securities	839	139	—	978
Stock of the FHLB, at cost	205	1,184	499	1,888
Total increase (decrease) in interest income	$37,613	$(420)	$31	$37,224
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$5,360	$(579)	$(457)	$4,324
Time deposits	(2,930)	639	(84)	(2,375)
Securities sold under agreements to repurchase	(1,266)	46	(8)	(1,228)
Advances from the FHLB	1,903	(655)	(206)	1,042
Other borrowings	—	(8)	—	(8)
Total increase (decrease) in interest expense	$3,067	$(557)	$(755)	$1,755
Interest Income. Interest income for the fiscal year ended June 30, 2014 totaled $172.9 million, an increase of $37.2 million, or 27.4%, compared to $135.7 million in interest income for the fiscal year ended June 30, 2013 primarily due to growth of interest-earning assets. Average interest-earning assets for the fiscal year ended June 30, 2014 increased by $787.0 million compared to the fiscal year ended June 30, 2013 due to the origination of loans for investment, which increased $1,243.4 million during the year ended June 30, 2014 compared to 2013. For the fiscal year ended June 30, 2014, the growth in average balances contributed additional interest income of $37.6 million, which was offset by the decrease in average rate which resulted in a net $0.4 million decrease in interest income. The average yield earned on our interest-earning assets decreased to 4.98% for the fiscal year ended June 30, 2014, down from 5.05% for the same period in 2013. During fiscal 2014, our new portfolio loans were added at market rates, which were below the average of our portfolio.
Interest Expense. Interest expense totaled $35.8 million for the fiscal year ended June 30, 2014, an increase of $1.8 million, compared to $34.0 million in interest expense during the fiscal year ended June 30, 2013. Average interest-bearing liabilities for the fiscal year ended June 30, 2014 increased $618.4 million compared to the same period in 2013, due to increased demand and savings accounts and advances from the FHLB. The average interest-bearing balances of demand and savings increased $696.1 million and the average interest-bearing balances of advances from the FHLB increased $139.9 million. The average rate paid on all of our interest-bearing liabilities decreased to 1.17% for the fiscal year ended June 30, 2014 from 1.39% for the fiscal year ended June 30, 2013. The maturity of higher-rate term deposits and the addition of lower rate demand and savings deposits was the primary reason for the decrease in average rate paid year over year. During fiscal 2014, we continued to benefit from low U.S. Treasury interest rates, which reduced our interest rates on deposits and borrowings.
Provision for Loan Losses. Provision for loan losses was $5.4 million for the fiscal year ended June 30, 2014 and $7.6 million for fiscal 2013. The provisions are made to maintain our allowance for loan losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.
See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in Thousands)	2014	2013
Realized gain on securities:
Sale of mortgage-backed securities	$208	$212
Total realized gain on securities	208	212
Unrealized loss on securities:
Total impairment losses	(2,359)	(8,080)
(Gain) loss recognized in other comprehensive loss	(443)	4,579
Net impairment loss recognized in earnings	(2,802)	(3,501)
Fair value gain on trading securities	954	1,274
Total unrealized loss on securities	(1,848)	(2,227)
Prepayment penalty fee income	2,687	1,742
Gain on sale - other	6,658	1,130
Mortgage banking income	10,170	22,953
Banking service fees and other income	4,580	3,900
Total non-interest income	$22,455	$27,710
Non-interest income totaled $22.5 million for the fiscal year ended June 30, 2014 compared to non-interest income of $27.7 million for fiscal 2013. The decrease was primarily the result of a decline in mortgage banking income of $12.8 million, partially offset by an increase of $5.5 million from other gains on sales, a $0.9 million increase in prepayment penalty fee income, and a $0.7 million increase in banking service fees and other income. The decrease in mortgage banking income was due to a decrease in origination volume of loans held for sale from $1,085.9 million to $741.5 million due primarily to the nationwide decline in Agency mortgage refinancing activity. Banking service fees and other income includes deposit and loans fees as well as fee income from prepaid card sponsors.
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

Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2014	2013
Salaries and related costs	$32,240	$28,874
Professional services	5,421	3,531
Occupancy and equipment	2,324	2,086
Data processing and internet	5,373	2,773
Advertising and promotional	3,724	4,084
Depreciation and amortization	2,874	1,904
Real estate owned and repossessed vehicles	(149)	505
FDIC and regulator fees	2,343	2,125
Other general and administrative	5,783	7,705
Total non-interest expenses	$59,933	$53,587
Non-interest expense totaled $59.9 million for the fiscal year ended June 30, 2014, an increase of $6.3 million compared to fiscal 2013. Salaries and related costs increased $3.4 million, or 11.7%, in fiscal 2014 due to increased staffing levels to support growth in deposit and lending activities. Our staff increased to 366 from 312 or 17.3% between fiscal 2014 and 2013.
Professional services, which include accounting and legal fees, increased $1.9 million in fiscal 2014 compared to 2013. The increase in professional services was primarily due to legal fees related to loan acquisition and other contracts, contract underwriters, and business expansion costs.
Advertising and promotion expense decreased $0.4 million, primarily due to decreases in lead generation costs for our single family Agency mortgage refinance business.
Data processing and internet expense increased $2.6 million, primarily due to growth in the number of customer accounts and costs for special enhancements to the Bank's core processing system.
Occupancy and equipment expense increased $0.2 million, in order to support increased account volume and office space for additional employees.
Other expense categories such as FDIC and regulator fees increased by $0.2 million in fiscal 2014 compared to fiscal 2013, due to increased deposit balances. Real estate owned, repossessed RV losses and collection expenses decreased by $0.7 million due to fewer foreclosures and repossessions. Other general and administrative costs decreased $1.9 million in fiscal 2014 as a result of the cost management initiative implemented in the first quarter of fiscal 2014 to improve the efficiency and effectiveness of people, vendors and other costs.
Income Tax Expense. Income tax expense was $38.3 million for the fiscal year ended June 30, 2014 compared to $27.9 million for fiscal 2013. Our effective tax rates were 40.64% and 40.92% for the fiscal year ended June 30, 2014 and 2013, respectively.

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

	Fiscal Year Ended June 30, 2013 vs 2012
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$30,605	$(4,823)	$(1,587)	$24,195
Federal funds sold	4	12	4	20
Interest-earning deposits in other financial institutions	—	1	47	48
Mortgage-backed and other investment securities	(2,255)	(2,784)	274	(4,765)
Stock of the FHLB, at cost	22	297	105	424
Total increase/(decrease) in interest income	$28,376	$(7,297)	$(1,157)	$19,922
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$2,801	$(505)	$(285)	$2,011
Time deposits	1,264	(4,918)	(378)	(4,032)
Securities sold under agreements to repurchase	(510)	38	(12)	(484)
Advances from the FHLB	1,825	(1,402)	(439)	(16)
Other borrowings	—	2	—	2
Total increase/(decrease) in interest expense	$5,380	$(6,785)	$(1,114)	$(2,519)
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

See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in Thousands)	2013	2012
Realized gain on securities:
Sale of mortgage-backed securities	$212	$—
Total realized gain on securities	212	—
Unrealized loss on securities:
Total impairment losses	(8,080)	(3,583)
Loss recognized in other comprehensive loss	4,579	780
Net impairment loss recognized in earnings	(3,501)	(2,803)
Fair value gain (loss) on trading securities	1,274	785
Total unrealized loss on securities	(2,227)	(2,018)
Prepayment penalty fee income	1,742	863
Gain on sale-other	1,130	—
Mortgage banking income	22,953	16,708
Banking service fees and other income	3,900	817
Total non-interest income	$27,710	$16,370
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

Non-interest Expense. The following table sets forth information regarding our non-interest expense:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2013	2012
Salaries and related costs	$28,874	$20,339
Professional services	3,531	2,213
Occupancy and equipment	2,086	1,133
Data processing and internet	2,773	2,251
Advertising and promotional	4,084	2,703
Depreciation and amortization	1,904	1,316
Real estate owned and repossessed vehicles	505	2,382
FDIC and regulator fees	2,125	1,527
Other general and administrative	7,705	4,094
Total non-interest expenses	$53,587	$37,958
Non-interest expense totaled $53.6 million for the fiscal year ended June 30, 2013, an increase of $15.6 million compared to fiscal 2012. Salaries and related costs increased $8.5 million, or 42.0%, in fiscal 2013 due to increased staffing levels to support growth in deposit and lending activities. Our staff increased to 312 from 230 or 35.7% between fiscal 2013 and 2012.
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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2014 AND JUNE 30, 2013

Our total assets increased $1,312.2 million, or 42.5%, to $4,403.0 million, as of June 30, 2014, up from $3,090.8 million at June 30, 2013. The loan portfolio increased a net $1,275.9 million, primarily from portfolio loan originations of $2,298.0 million less principal repayments of $990.3 million. Loans held for sale increased $58.4 million from June 30, 2013 to June 30, 2014. Total liabilities increased by $1,209.7 million or 42.9%, to $4,032.2 million at June 30, 2014, up from $2,822.5 million at June 30, 2013. The increase in total liabilities resulted primarily from growth in demand and savings deposits of $1,217.7 million and growth in FHLB borrowings of $319.6 million.
Stockholders' equity increased by $102.5 million, or 38.2%, to $370.8 million at June 30, 2014, up from $268.3 million at June 30, 2013. The increase was the result of $56.0 million in net income for the fiscal year, sale of common stock of $41.6 million, vesting and issuance of RSU's and exercise of stock options of $4.9 million, $0.4 million unrealized gain in other comprehensive income, less $0.3 million in dividends declared on preferred stock.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSS

Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following:

	At June 30,
(Dollars in thousands)	2014	2013	2012	2011	2010
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$12,396	$11,353	$10,099	$6,586	$5,841
Home equity	168	37	102	157	87
Warehouse and other	—	—	—	—	—
Multifamily real estate secured	4,302	2,882	5,757	2,744	4,675
Commercial real estate secured	2,985	3,559	425	—	—
Total non-accrual loans secured by real estate	19,851	17,831	16,383	9,487	10,603
Auto and recreational vehicle secured	534	472	739	125	1,084
Factoring	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—
Other	—	—	—	—	16
Total non-performing loans	20,385	18,303	17,122	9,612	11,703
Foreclosed real estate	—	1,865	457	7,678	2,354
Repossessed vehicles	75	141	700	1,926	347
Total non-performing assets	$20,460	$20,309	$18,279	$19,216	$14,404
Total non-performing loans as a percentage of total loans	0.57%	0.80%	0.98%	0.72%	1.48%
Total non-performing assets as a percentage of total assets	0.46%	0.66%	0.77%	0.99%	1.01%
Our non-performing assets increased $0.2 million to $20.5 million at June 30, 2014 compared to $20.3 million at June 30, 2013. The increase in non-performing assets during the fiscal year ended June 30, 2014 was composed of an increase in non-performing loans of $2.1 million partially offset by a decrease in foreclosed real estate of $1.9 million. The increase in non-performing assets during the fiscal year ended June 30, 2013 was comprised of an increase in non-performing loans of $1.2 million and an increase of $1.4 million in foreclosed real estate partially offset by a decrease in repossessed vehicles of $0.6 million.
Approximately 19.60% of our non-performing loans at June 30, 2014 were considered TDRs, compared to 28.87% at June 30, 2013. Borrowers making timely payments after a troubled debt restructuring are considered non-performing for at least six months. Generally, after six months of timely payments, troubled debt restructured loans are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 60.81% of the Bank’s non-performing loans are single family first mortgages already written down in aggregate to 48.02% of the original appraisal value of the underlying properties. Previously, these loans had experienced longer delays completing the foreclosure process due to the servicing practices of one of our seller servicers.
At June 30, 2014, our $12.4 million in single family non-performing loans represented 36 loans in 17 states ranging in amounts from $38,000 to $1.4 million. At June 30, 2013, our $11.4 million in single family non-performing loans represented 36 loans in 14 states ranging in amounts from $0.1 million to $2.2 million. The Bank has already taken impairment charge-offs of $1.8 million on the non-performing single family loans at June 30, 2014. At June 30, 2014, our $4.3. million in multifamily non-performing loans represents five loans in four states with impairment charge-offs taken in the amount of $0.5 million. At June 30, 2013 the $2.9 million of non-performing multifamily loans represents four loans in four states, with impairment charge-offs taken in the amount of $0.5 million. At June 30, 2014, our $3.0 million in commercial non-performing loans represents three loans in three states with impairment charge-offs taken in the amount of $1.2 million. At June 30, 2013, our $3.6 million in commercial non-performing loans represents two loans in two states with impairment charge-offs taken in the amount of $0.9 million.
The $534,000 in non-performing recreational vehicle ("RV") and automobile loans represents 54 RVs ranging in amounts from $1,000 to $69,000 at June 30, 2014. The $472,000 in non-performing RV/automobile loans represents 41 RVs ranging in amounts from $1,000 to $72,000 at June 30, 2013. There was no foreclosed real estate at June 30, 2014. Foreclosed real estate of $1.9 million at June 30, 2013 represented two single family homes and two multifamily properties. All foreclosed real estate is shown at the lower of cost or fair value. Repossessed vehicles of $75,000 includes 14 RVs with fair values ranging in amounts from $1,000 to $14,000 at June 30, 2014, compared to $141,000 at June 30, 2013, which includes 8 RVs with fair values ranging in amounts from $1,000 to $32,000. Impaired loans are generally adjusted through charge-offs against the allowance for loan losses.
Declines in residential housing values and increases in unemployment experienced over the last three years have begun to stabilize, although whether such stabilization is merely temporary cannot be foreseen. We have experienced growth in our non-performing single family mortgage loans over the last three years and we believe that the write-downs taken as of June 30, 2014 on these non-performing loans and the low average LTVs on the balance of our single family mortgage real estate loans in our portfolio make our future risk of loss better than other banks with significant exposure to real estate loans. If average nationwide residential housing values decline or if nationwide unemployment increases, we are likely to experience growth in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.
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
The allowance for loan losses for the RV and auto loan portfolio at June 30, 2014 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $14,206 (dollars in thousands) of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $3,653; 715 —769: $4,655; 700 — 714: $1,081; 660 —699: $2,467 and less than 660: $2,350.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ("LTV") at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2014, the LTV groupings for each significant mortgage class were as follows (dollars in thousands):
The Company had $1,905,241 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,158,319; 61% —70%: $626,465; 71% —80%: $103,895; and greater than 80%: $16,562.

The Company had $974,210 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $470,436; 56% —65%: $306,419; 66% —75%: $184,923; 76%—80%: $10,578 and greater than 80%: $1,854. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company.
Based on historical performance, the Company concluded that multifamily loans originated by the Bank require lower estimated loss rates than multifamily loans purchased. In fiscal years 2002 through 2004 the Company originated $137 million of primarily 30-year multifamily mortgage loans using the same basic underwriting criteria and accounting for 20%, 25% and 19% of the total average balance of the loan portfolio for fiscal year 2004, 2003 and 2002, respectively. The Company intentionally slowed its multifamily and single family origination volume in 2005 through 2009 based upon the overall loosening of credit standards by competitors and the economic downturn. Since 2009, the economy has stabilized and competitive underwriting standards have strengthened allowing the Company to resume its originations. In fiscal year 2011, the Company’s total volume of originated multifamily loans was equal to 27% of its average loan portfolio balance. For these reasons, the Company believes that its historical underwriting experience originating multifamily loans allows the Company to use its historical loss rate as a reasonable indicator of risk. The historic loss or quantitative component of the Company’s general loan loss allowance is supplemented with a qualitative factor including a volume-based adjustment. At June 30, 2014 and June 30, 2013, all of the qualitative components of the general loan loss allowance for multifamily loans accounted for 76% and 68% of the total multifamily allowance, respectively.
The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2014, the Company had $524.6 million of interest only loans and $6.0 million of option ARM mortgage loans. Through June 30, 2014, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
The Company had $19,685 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $11,591; 51% —60%: $5,752; 61%—70%: $1,431; 71%—80%: $911 and greater than 80%: $0.
The Company's commercial secured portfolio consists of business loans well-collateralized by residential real estate. The Company's other portfolio consists of receivables factoring for businesses and consumers. The Company allocates its allowance for loan losses for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.
We believe the weighted average LTV percentage at June 30, 2014 of 55.98% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and is expected to continue to result in the future, in lower average mortgage loan charge-offs when compared to the real estate loan portfolios of other comparable banks.

The following table sets forth the changes in our allowance for loan losses, by portfolio class for the dates indicated:

	Single Family Real Estate Secured:
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and Other	Multi-family Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2009	$1,113	$280	$—	$1,680	$179	$1,475	$24	$—	$3	$4,754	0.76%
Provision for loan losses	1,868	146	—	717	34	3,002	5	—	3	5,775
Charge-offs	(1,260)	(221)	—	(537)	—	(2,618)	—	—	—	(4,636)
Balance at June 30, 2010	1,721	205	—	1,860	213	1,859	29	—	6	5,893	0.75%
Provision (benefit) for loan losses	1,688	40	7	1,179	(46)	2,897	3	10	22	5,800
Charge-offs	(1,132)	(87)	—	(713)	—	(2,315)	—	—	(27)	(4,274)
Balance at June 30, 2011	2,277	158	7	2,326	167	2,441	32	10	1	7,419	0.56%
Provision for loan losses	3,775	409	101	1,871	325	1,432	54	92	4	8,063
Charge-offs	(2,028)	(375)	—	(1,469)	(94)	(1,714)	—	—	(2)	(5,682)
Transfers to held for sale	(43)	—	—	(170)	—	—	—	—	—	(213)
Recoveries	49	—	—	—	—	—	—	—	—	49
Balance at June 30, 2012	4,030	192	108	2,558	398	2,159	86	102	3	9,636	0.55%
Provision for loan losses	1,469	229	1,142	858	1,958	131	115	1,521	127	7,550
Charge-offs	(730)	(257)	—	(420)	(1,496)	(867)	—	—	(137)	(3,907)
Recoveries	43	19	—	190	518	113	—	—	20	903
Balance at June 30, 2013	4,812	183	1,250	3,186	1,378	1,536	201	1,623	13	14,182	0.62%
Provision (benefit) for loan losses	3,214	3	9	708	12	(142)	78	1,425	43	5,350
Charge-offs	(125)	(98)	—	(359)	(355)	(620)	—	—	(34)	(1,591)
Recoveries	58	46	—	250	—	38	—	—	40	432
Balance at June 30, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373	0.51%
At June 30, 2014, the entire allowance for loan losses for each portfolio class was calculated as a contingent impairment (ASC 450, Contingencies for Gain and Loss). When specific loan impairment analysis is performed under ASC 310-10, the impairment is either recorded as a charge-off to the loan loss allowance or, if such loan is a TDR, the impairment is recorded as a specific loan loss allowance.

The following table sets forth our allowance for loan losses by portfolio class:

	At June 30,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
Single family real estate secured:
Mortgage	$7,959	53.4%	$4,812	46.5%	$4,030	46.5%	$2,277	38.7%	$1,721	32.9%
Home equity	134	0.4%	183	1.0%	192	1.7%	158	2.7%	205	2.9%
Warehouse & Other	1,259	10.3%	1,250	8.9%	108	3.5%	7	0.2%	—	—%
Multifamily real estate secured	3,785	27.2%	3,186	33.4%	2,558	39.5%	2,326	48.4%	1,860	46.9%
Commercial real estate secured	1,035	0.7%	1,378	1.3%	398	2.0%	167	2.8%	213	4.3%
Auto & RV secured	812	0.4%	1,536	0.8%	2,159	1.4%	2,441	2.4%	1,859	5.0%
Factoring	279	3.3%	201	4.7%	86	2.8%	32	2.0%	29	3.4%
Commercial & Industrial	3,048	4.2%	1,623	3.4%	102	2.6%	10	2.8%	—	4.6%
Other	62	0.1%	13	—%	3	—%	1	—%	6	—%
Total	$18,373	100.0%	$14,182	100.0%	$9,636	100.0%	$7,419	100.0%	$5,893	100.0%
Our Bank’s allowance for loan losses increased $4.2 million or 29.6% from June 30, 2013 to June 30, 2014. As a percent of the outstanding loan balance our Bank’s loan loss allowance was 0.51% at June 30, 2014 and 0.62% at June 30, 2013. Provisions for loan loss were $5.4 million for fiscal 2014 and $7.6 million for fiscal 2013. The Bank’s loan loss provisions for fiscal 2014 compared to 2013 decreased by $2.2 million as a result of lower charge-offs partially offset by loan portfolio growth.
Charge-offs, net of recoveries, for fiscal 2014 decreased $0.6 million, $0.1 million and $0.6 million for single family, multifamily and commercial real estate secured loans, respectively. Charge-offs, net of recoveries, for the RV portfolio decreased $0.2 million for fiscal 2014. For fiscal 2013 charge-offs, net of recoveries, decreased $1.4 million and $1.2 million for the single family and multifamily secured loans, respectively. Charge-offs, net of recoveries, attributed to the RV portfolio decreased $1.0 million, for fiscal 2013. The Bank stopped originating RV loans in January 2009 and the balance of outstanding RV loans declined $3.8 million, or 20.5% during this fiscal year. As a result of the management and disposition of collateral, the Auto and RV loan loss allowance as a percent of the outstanding Auto and RV loan balance decreased from 8.29% at June 30, 2013 to 5.51% at June 30, 2014.
Between June 30, 2013 and 2014, the Bank’s total allowance for loan losses as a percent of the loan portfolio decreased 11 basis points due to a change of the portfolio mix, primarily due to the increase in the single family loan portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have two credit agreements. BofI Federal Bank can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2014, we had a total borrowing availability of approximately $1,661.5 million, of which $910.0 million was outstanding with $751.5 million available immediately, which reflects a fully collateralized position. The Bank can also borrow from the discount window at the FRB. FRB borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2014, we had a total borrowing capacity of approximately $16.6 million, all of which was available for use. At June 30, 2014, we also had $20.0 million in unsecured fed funds purchase lines with two major banks under which there were no borrowings outstanding.
In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.
On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 2.63% at June 30, 2014, with interest paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.
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

AT-THE-MARKET OFFERING

On March 11, 2013, we entered into an At-the-Market ("ATM") Equity Distribution Agreement with each of Raymond James & Associates, Inc., JMP Securities LLC, Liquidnet, Inc., and Sandler O'Neill + Partners L.P. (the “Distribution Agents”) pursuant to which we may issue and sell through the Distribution Agents from time to time shares of our common stock in at the market offerings with an aggregate offering price of up to $50.0 million (the “ATM Offering”). The sales of shares of our common stock under the Equity Distribution Agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NASADAQ Global Select Market (the principal existing trading market for our common stock), or sales made through a market maker or any other trading market for our common stock, or (with our prior consent) in privately negotiated transactions at negotiated prices.

The aggregate compensation payable to the Distribution Agents under the Distribution Agreement is 2.5% of the gross sales price of the shares sold under the agreement. We have also agreed to reimburse the Distribution Agents for up to $125,000 in their expenses and have provided the Distribution Agents with customary indemnification rights.

In fiscal year 2013, the Company commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through June 30, 2014 are as follows (dollars in thousands, except per share data, per share price is net of commissions):

Distribution Agent	Month	Per Share Price and Number of Shares Sold		Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates	March 2013	$35.25	200,000	$6,874	$176
Raymond James & Associates	October 2013	$68.76	49,580	$3,409	$87
Raymond James & Associates	November 2013	$70.56	147,820	$10,431	$267
Raymond James & Associates	December 2013	$77.32	38,599	$2,984	$77
Raymond James & Associates	January 2014	$78.38	90,000	$7,054	$181
Raymond James & Associates	February 2014	$79.47	49,608	$3,942	$101
Sandler O'Neill & Partners, L.P.	May 2014	$75.88	124,000	$9,409	$241
Sandler O'Neill & Partners, L.P.	June 2014	$76.56	60,694	$4,647	$119
As of June 30, 2014, the total gross sales the Company completed under the ATM Offering was $50.0 million.
Off-Balance Sheet Commitments. At June 30, 2014, we had commitments to originate loans with an aggregate outstanding principal balance of $174.0 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $54.9 million, and no commitments to purchase loans, investment securities or any other unused lines of credit.
Contractual Obligations. The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of June 30, 2014 totaled $363.9 million. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents our contractual obligations for long-term debt, time deposits, and operating leases by payment date:

	At June 30, 2014
	Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1,2]	$998,782	$574,326	$160,979	$193,335	$70,142
Time deposits[2]	800,110	368,292	202,117	37,567	192,134
Operating lease obligations[3]	15,430	2,251	4,928	5,378	2,873
Total	$1,814,322	$944,869	$368,024	$236,280	$265,149
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
Quantitative measures established by regulation require our bank to maintain certain minimum capital amounts and ratios. Our federal regulators require our bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2014, our bank met all the capital adequacy requirements to which it was subject.
At June 30, 2014, our bank was “well-capitalized” under the regulatory framework for prompt corrective action. To be well-capitalized, our bank must maintain minimum leverage, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%,

6.0% and 10.0%, respectively. No conditions or events have occurred between that date and the date of this annual report on Form 10-K that management believes would change the Bank’s capital levels. To maintain its status as a well-capitalized financial institution under applicable regulations and to support additional growth, we will need to raise additional capital to support our bank’s further growth.
BofI Federal Bank's capital amounts, ratios and requirements were as follows:

At June 30, 2014
	Actual		For Capital Adequacy Purposes		To be “well-capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital:
Amount and ratio to adjusted tangible assets	$382,441	8.66%	$176,639	4.00%	$220,799	5.00%
Tier 1 capital:
Amount and ratio to risk-weighted assets	$382,441	14.42%	N/A	N/A	$159,181	6.00%
Total capital:
Amount and ratio to risk-weighted assets	$400,814	15.11%	$212,241	8.00%	$265,302	10.00%
Tangible capital:
Amount and ratio to tangible assets	$382,441	8.66%	$66,240	1.50%	N/A	N/A

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
We are exposed to different types of interest rate risk. These risks include lag, repricing, basis, prepayment and lifetime cap risk, each of which is described in further detail below:
Lag/Repricing Risk. Lag risk results from the inherent timing difference between the repricing of our adjustable rate assets and our liabilities. Repricing risk is caused by the mismatch of repricing methods between interest-earning assets and interest-bearing liabilities. Lag/repricing risk can produce short-term volatility in our net interest income during periods of interest rate movements even though the effect of this lag generally balances out over time. One example of lag risk is the repricing of assets indexed to the monthly treasury average ("MTA"). The MTA index is based on a moving average of rates outstanding during the previous 12 months. A sharp movement in interest rates in a month will not be fully reflected in the index for 12 months resulting in a lag in the repricing of our loans and securities based on this index. We expect more of our interest-earning liabilities will mature or reprice within one year than will our interest-bearing assets, resulting in a one year negative interest rate sensitivity gap (the difference between our interest rate sensitive assets maturing or repricing within one year and our interest rate sensitive liabilities maturing or repricing within one year, expressed as a percentage of total interest-earning assets). In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in its yield on assets relative to its cost on liabilities, and thus an increase in its net interest income.
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

Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate loans at June 30, 2014 had lifetime rate caps that were 533 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
The principal objective of our asset/liability management is to manage the sensitivity of Market Value of Equity ("MVE") to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by our board of directors. Our board of directors has delegated the responsibility to oversee the administration of these policies to the asset/liability committee (“ALCO”). The interest rate risk strategy currently deployed by ALCO is to primarily use “natural” balance sheet hedging. ALCO makes precise adjustments to the overall MVE sensitivity by recommending investment and borrowing strategies. The management team then executes the recommended strategy by increasing or decreasing the duration of the investments and borrowings, resulting in the appropriate level of market risk the board wants to maintain. Other examples of ALCO policies designed to reduce our interest rate risk include limiting the premiums paid to purchase mortgage loans or mortgage-backed securities. This policy addresses mortgage prepayment risk by capping the yield loss from an unexpected high level of mortgage loan prepayments. At least once a quarter, ALCO members report to our board of directors the status of our interest rate risk profile.
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

The following table sets forth the interest rate sensitivity of our assets and liabilities:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2014
(Dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$155,584	$—	$—	$155,584
Mortgage-backed and other investment securities[1]	267,092	27,247	176,234	470,573
Stock of the FHLB, at cost	42,770	—	—	42,770
Loans, net of allowance for loan loss[2]	516,666	2,359,288	656,887	3,532,841
Loans held for sale	135,371	—	—	135,371
Total interest-earning assets	1,117,483	2,386,535	833,121	4,337,139
Non-interest-earning assets	—	—	—	65,860
Total assets	$1,117,483	$2,386,535	$833,121	$4,402,999
Interest-bearing liabilities:
Interest-bearing deposits[3]	$2,429,387	$235,120	$190,243	$2,854,750
Securities sold under agreements to repurchase[4]	10,000	35,000	—	45,000
Advances from the FHLB	555,000	295,000	60,000	910,000
Other borrowings	5,155	—	—	5,155
Total interest-bearing liabilities	2,999,542	565,120	250,243	3,814,905
Other non-interest-bearing liabilities	—	—	—	217,316
Stockholders’ equity	—	—	—	370,778
Total liabilities and equity	$2,999,542	$565,120	$250,243	$4,402,999
Net interest rate sensitivity gap	$(1,882,059)	$1,821,415	$582,878	$522,234
Cumulative gap	$(1,882,059)	$(60,644)	$522,234	$522,234
Net interest rate sensitivity gap—as a % of interest-earning assets	(168.42)%	76.32%	69.96%	12.04%
Cumulative gap—as a % of cumulative interest-earning assets	(168.42)%	(1.73)%	12.04%	12.04%
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
Our net interest margin for the fiscal year ended June 30, 2014 increased to 3.95% compared to 3.79% for the fiscal year ended June 30, 2013. During the fiscal year ended June 30, 2014, interest income earned on loans and on mortgage backed securities was influenced by the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by a Fed Funds rate that was maintained at a reduced level.

In April 2014, the Bank announced that it entered into a definitive purchase and assumption agreement to purchase certain assets and assume all of the deposits of H&R Block Bank ("HRBB"). The agreement is subject to regulatory approvals and other customary closing conditions. The assumed liabilities at closing are projected to include approximately $450 to $550 million in customer deposits of HRBB and balances on prepaid cards. The amount is subject to change based on such factors as the timing of the closing. The tables below are shown on a pro forma basis assuming completion of the definitive purchase and assumption agreement with HRBB. The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2014
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$176,649	3.30%	$162,374	(3.40)%
Base	$170,983	—%	$168,100	—%
Down 200 basis points	$171,213	0.10%	$162,488	(3.30)%
If the agreement with HRBB is not completed, there would be nothing greater than a 2.0% change in the above table, except for the 200 basis point shock up for the 13-24 months time period, which would model to a 9.8% decrease from a base of $166.4 million.
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
The following table indicates the sensitivity of MVE to the interest rate movement including anticipated deposits from HRBB as described above:

	As of June 30, 2014
(Dollars in thousands)	Market Value of Equity	Percentage Change from Base	MVE as a Percentage of Assets
Up 300 basis points	$338,248	(28.60)%	8.18%
Up 200 basis points	$387,796	(18.10)%	9.07%
Up 100 basis points	$432,418	(8.70)%	9.79%
Base	$473,508	—%	10.43%
Down 100 basis points	$492,324	4.00%	10.63%
If the agreement with HRBB is not completed, the base MVE would be $472.8 million in the above table, and the up 100 basis points row would reflect a net present value of $413.3 million, a percentage decrease from base of 12.6% and the MVE as a percentage of assets of 9.36%.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following financial statements are filed as a part of this report beginning on page F – 1:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992 version). Based on that assessment, we believe that, as of June 30, 2014, our internal control over financial reporting is effective based on those criteria.
BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2014, as stated in their report dated August 28, 2014.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
BofI Holding, Inc.
San Diego, CA
We have audited BofI Holding, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BofI Holding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, BofI Holding, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BofI Holding, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended and our report dated August 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Diego, California

August 28, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” and "Executive Compensation" in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2014 (the "Proxy Statement").

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
4.1	Certificate of Designation-Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
4.2	Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 2, 2011.
4.3	Certificate of Amendment to Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.2 to the Current Report on Form 8-K filed on September 7, 2011.
4.4	Certificate of Amendment to Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.2 to the Current Report on Form 8-K filed on November 8, 2011.
4.5	Certificate of Designations-6.0% Series C Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.1 to the Current Report on Form 8-K filed on October 17, 2012.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.5*	First Amended Employment Agreement, dated April 22, 2010, between Bank of Internet USA and Andrew J. Micheletti.	Exhibit 99.1 to the Current Report on Form 8-K filed on April 28, 2010.
10.6	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.7*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.

Exhibit Number	Description	Incorporated By Reference to
10.8	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.9	Equity Distribution Agreement dated March 11, 2013, between the Company and the Distribution Agents named therein	Exhibit 1.1 to the Current Report on Form 8-K filed on March 11, 2013.
10.9.1	Termination of Equity Distribution Agreement dated March 11, 2013	Exhibit 1.2 to the Current Report on Form 8-K filed on July 22, 2014.
10.10	Equity Distribution Agreement dated July 21, 2014, between the Company and the Distribution Agents named therein	Exhibit 1.1 to the Current Report on Form 8-K filed on July 22, 2014.
10.11*	Description of Amendment to Employment Letter between Eshel Bar-Adon and BofI Federal Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12*	Description of Amendment to Employment Letter between Adriaan van Zyl and BofI Federal Bank	Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.13*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.14	Purchase and Assumption Agreement, dated April 10, 2014, by and among BofI Federal Bank, H&R Block Bank, and Block Financial LLC
Exhibits 10.1 (Purchase and Assumption Agreement), 10.2 (Form of Program Management Agreement), 10.3 (Form of Receivables Participation Agreement) and 10.4 (Form of Guaranty Agreement) to Form 8-K filed by H&R Block, Inc. on April 10, 2014. ***

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
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
*** The schedules to Exhibit 10.14 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request copies of any omitted schedule. A list of the omitted schedules and exhibits is set forth in Exhibit 10.14 on the final page of the exhibit, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date:	August 28, 2014	By:	/s/ Gregory Garrabrants
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of August 28, 2014 in the capacities indicated:

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
San Diego, CA
We have audited the accompanying consolidated balance sheets of BofI Holding, Inc. as of June 30, 2014 and 2013 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BofI Holding, Inc. at June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BofI Holding, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Diego, California

August 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BofI Holding, Inc.
San Diego, California

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of BofI Holding, Inc. ("the Company") for the year ended June 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP
Costa Mesa, California
September 11, 2012

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par and stated value)	2014	2013
ASSETS
Cash and due from banks	$155,484	$196,264
Federal funds sold	100	5,430
Total cash and cash equivalents	155,584	201,694
Securities:
Trading	8,066	7,111
Available for sale	214,778	185,607
Held to maturity fair value of $243,966 at June 2014 and $271,854 at June 2013	247,729	275,691
Stock of the Federal Home Loan Bank, at cost	42,770	27,750
Loans held for sale, carried at fair value	20,575	36,665
Loans held for sale, carried at lower of cost or fair value	114,796	40,326
Loans—net of allowance for loan losses of $18,373 as of June 2014 and $14,182 as of June 2013	3,532,841	2,256,918
Accrued interest receivable	13,863	9,763
Furniture, equipment and software—net	6,707	6,418
Deferred income tax	25,245	23,555
Cash surrender value of life insurance	5,625	5,445
Mortgage servicing rights, carried at fair value	562	—
Other real estate owned and repossessed vehicles	75	2,006
Other assets	13,783	11,822
TOTAL ASSETS	$4,402,999	$3,090,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$186,786	$81,524
Interest bearing	2,854,750	2,010,475
Total deposits	3,041,536	2,091,999
Securities sold under agreements to repurchase	45,000	110,000
Advances from the Federal Home Loan Bank	910,000	590,417
Subordinated debentures	5,155	5,155
Accrued interest payable	1,350	1,674
Accounts payable and accrued liabilities and other liabilities	29,180	23,264
Total liabilities	4,032,221	2,822,509
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A— $10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of June 2014 and June 2013	5,063	5,063
Series B—$1,000 stated value and liquidation preference per share; 22,000 shares authorized; zero shares issued and outstanding as of June 2014 and June 2013	—	—
Common stock—$0.01 par value; 50,000,000 shares authorized, 15,423,822 shares issued and 14,451,900 shares outstanding as of June 2014; 25,000,000 shares authorized, 14,638,229 shares issued and 13,733,325 shares outstanding as of June 2013	154	146
Additional paid-in capital	207,579	156,297
Accumulated other comprehensive income (loss) — net of tax	(10,366)	(10,800)
Retained earnings	183,460	127,813
Treasury stock, at cost; 971,922 shares as of June 2014 and 904,904 shares as of June 2013	(15,112)	(10,257)
Total stockholders’ equity	370,778	268,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,402,999	$3,090,771
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands, except earnings per share)	2014	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$147,664	$113,503	$89,308
Investments	25,214	22,151	26,425
Total interest and dividend income	172,878	135,654	115,733
INTEREST EXPENSE:
Deposits	24,817	22,868	24,889
Advances from the Federal Home Loan Bank	6,981	5,939	5,955
Other borrowings	3,983	5,219	5,701
Total interest expense	35,781	34,026	36,545
Net interest income	137,097	101,628	79,188
Provision for loan losses	5,350	7,550	8,063
Net interest income, after provision for loan losses	131,747	94,078	71,125
NON-INTEREST INCOME:
Realized gain (loss) on sale of mortgage-backed securities	208	212	—
Other-than-temporary loss on securities:
Total impairment losses	(2,359)	(8,080)	(3,583)
(Gain) loss recognized in other comprehensive loss	(443)	4,579	780
Net impairment loss recognized in earnings	(2,802)	(3,501)	(2,803)
Fair value gain (loss) on trading securities	954	1,274	785
Total unrealized loss on securities	(1,848)	(2,227)	(2,018)
Prepayment penalty fee income	2,687	1,742	863
Gain on sale - other	6,658	1,130	—
Mortgage banking income	10,170	22,953	16,708
Banking service fees and other income	4,580	3,900	817
Total non-interest income	22,455	27,710	16,370
NON-INTEREST EXPENSE:
Salaries and related costs	32,240	28,874	20,339
Professional services	5,421	3,531	2,213
Occupancy and equipment	2,324	2,086	1,133
Data processing and internet	5,373	2,773	2,251
Advertising and promotional	3,724	4,084	2,703
Depreciation and amortization	2,874	1,904	1,316
Real estate owned and repossessed vehicles	(149)	505	2,382
FDIC and regulatory fees	2,343	2,125	1,527
Other general and administrative	5,783	7,705	4,094
Total non-interest expense	59,933	53,587	37,958
INCOME BEFORE INCOME TAXES	94,269	68,201	49,537
INCOME TAXES	38,313	27,910	20,061
NET INCOME	$55,956	$40,291	$29,476
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$55,647	$39,456	$28,205
COMPREHENSIVE INCOME	$56,390	$34,926	$25,012
Basic earnings per share	$3.87	$3.00	$2.45
Diluted earnings per share	$3.85	$2.89	$2.33
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(Dollars in thousands)	2014	2013	2012
NET INCOME	$55,956	$40,291	$29,476
Net unrealized gain (loss) from available-for-sale securities	90	(4,661)	(12,659)
Other-than-temporary impairment on held-to-maturity securities recognized in other comprehensive income	633	(4,282)	5,247
Reclassification of net (gain) loss from available for sale securities included in income	—	—	—
Unrealized gain (loss), net of reclassification adjustments, before income taxes	723	(8,943)	(7,412)
Income tax (expense) benefit related to items of other comprehensive income	(289)	3,578	2,948
Other comprehensive income (loss)	434	(5,365)	(4,464)
Comprehensive income	$56,390	$34,926	$25,012
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
Balance as of June 30, 2011	515	$5,063	11,151,963	(715,631)	10,436,332	$112	$88,343	$60,152	$(971)	$(4,933)	$147,766
Net income	—	—	—	—	—	—	—	29,476	—	—	29,476
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(4,464)	—	(4,464)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(1,271)	—	—	(1,271)
Issuance of convertible preferred stock	20,182	19,487	—	—	—	—	—	—	—	—	19,487
Issuance of common stock	—	—	862,500	—	862,500	9	13,335	—	—	—	13,344
Convert preferred stock to common stock	(50)	(48)	3,096		3,096	1	47	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,493	—	—	—	2,493
Restricted stock grants	—	—	229,497	(93,411)	136,086	1	659	—	—	(1,677)	(1,017)
Stock option exercises and tax benefits of equity compensation	—	—	74,522	—	74,522	—	806	—	—	—	806
Balance as of June 30, 2012	20,647	$24,502	12,321,578	(809,042)	11,512,536	$123	$105,683	$88,357	$(5,435)	$(6,610)	$206,620
Net income	—	—	—	—	—	—	—	40,291	—	—	40,291
Net unrealized loss from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	(5,365)	—	(5,365)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(835)	—	—	(835)
Issuance of convertible preferred stock	1,857	18,544	—	—	—	—	—	—	—	—	18,544
Issuance of common stock	—	—	200,000	—	200,000	2	6,763	—	—	—	6,765
Convert preferred stock to common stock	(21,989)	(37,983)	1,855,411	—	1,855,411	18	37,965	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,297	—	—	—	3,297
Restricted stock grants	—	—	234,105	(95,862)	138,243	3	2,173	—	—	(3,647)	(1,471)
Stock option exercises and tax benefits of equity compensation	—	—	27,135	—	27,135	—	416	—	—	—	416
Balance as of June 30, 2013	515	$5,063	14,638,229	(904,904)	13,733,325	$146	$156,297	$127,813	$(10,800)	$(10,257)	$268,262
Net income	—	—	—	—	—	—	—	55,956	—	—	55,956
Net unrealized gain (loss) from investment securities—net of income tax expense	—	—	—	—	—	—	—	—	434	—	434
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Issuance of common stock	—	—	560,301	—	560,301	7	41,576	—	—	—	41,583
Stock-based compensation expense	—	—	—	—	—	—	4,358	—	—	—	4,358
Restricted stock grants	—	—	169,760	(67,018)	102,742	1	3,470	—	—	(4,855)	(1,384)
Stock option exercises and tax benefits of equity compensation	—	—	55,532	—	55,532	—	1,878	—	—	—	1,878
Balance as of June 30, 2014	515	$5,063	15,423,822	(971,922)	14,451,900	$154	$207,579	$183,460	$(10,366)	$(15,112)	$370,778
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,956	$40,291	$29,476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(8,340)	(7,687)	(11,177)
Net accretion of discounts on loans	(2,647)	(3,443)	(1,950)
Stock-based compensation expense	4,358	3,297	2,493
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(4,856)	(2,332)	(740)
Valuation of financial instruments carried at fair value	(955)	(1,273)	(785)
Net gain on sale of investment securities	—	(212)	—
Impairment charge on securities	2,802	3,501	2,803
Provision for loan losses	5,350	7,550	8,063
Deferred income taxes	(2,040)	(4,618)	(2,328)
Origination of loans held for sale	(741,494)	(1,085,941)	(664,622)
Unrealized (gain) loss on loans held for sale	179	284	(549)
Gain on sales of loans held for sale	(17,007)	(24,367)	(16,159)
Proceeds from sale of loans held for sale	727,265	1,081,954	590,066
Change in fair value of mortgage servicing rights	(45)	—	—
(Gain) loss on sale of other real estate and foreclosed assets	(350)	(372)	1,878
Depreciation and amortization of furniture, equipment and software	2,874	1,904	1,316
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(4,100)	(1,891)	(1,295)
Other assets	(1,224)	3,466	(163)
Accrued interest payable	(324)	(128)	(435)
Accounts payable and accrued liabilities	5,917	5,767	7,837
Net cash provided by (used) in operating activities	21,319	15,750	(56,271)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(83,033)	(79,533)	(78,367)
Proceeds from sales of available-for-sale mortgage-backed securities	—	2,775	—
Proceeds from repayment of securities	88,086	88,106	118,409
Purchase of stock of the Federal Home Loan Bank	(34,221)	(14,868)	(8,437)
Proceeds from redemption of stock of Federal Home Loan Bank	19,201	7,798	3,220
Origination of loans held for investment	(2,297,976)	(953,012)	(732,820)
Proceeds from sale of loans held for investment	—	—	83,985
Origination of mortgage warehouse loans, net	—	(101,612)	(6)
Proceeds from sales of other real estate owned and repossessed assets	2,724	3,151	8,401
Purchases of loans, net of discounts and premiums	(95)	(1,541)	—
Principal repayments on loans	990,305	541,076	278,240
Purchases of furniture, equipment and software	(3,163)	(3,914)	(2,571)
Net cash used in investing activities	(1,318,172)	(511,574)	(329,946)

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$949,537	$476,911	$274,763
Proceeds from the Federal Home Loan Bank advances	950,000	327,417	225,000
Repayment of the Federal Home Loan Bank advances	(630,417)	(159,000)	(108,000)
Repayments of other borrowings and securities sold under agreements to repurchase	(65,000)	(10,000)	(12,500)
Proceeds from exercise of common stock options	500	260	726
Proceeds from issuance of common stock	41,576	6,765	13,344
Proceeds from issuance of preferred stock	—	18,544	19,487
Tax benefit from exercise of common stock options and vesting of restricted stock grants	4,856	2,332	740
Cash dividends paid on preferred stock	(309)	(1,137)	(969)
Net cash provided by financing activities	1,250,743	662,092	412,591
NET CHANGE IN CASH AND CASH EQUIVALENTS	(46,110)	166,268	26,374
CASH AND CASH EQUIVALENTS—Beginning of year	201,694	35,426	9,052
CASH AND CASH EQUIVALENTS—End of year	$155,584	$201,694	$35,426
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$36,104	$34,154	$36,980
Income taxes paid	$37,339	$35,830	$15,255
Transfers to other real estate and repossessed vehicles	$1,206	$4,466	$1,817
Transfers from loans held for investment to loans held for sale	$39,799	$4,654	$81,029
Transfers from loans held for sale to loans held for investment	$1,471	$40,779	$29,786
Preferred stock dividends declared but not paid	$—	$—	$302
Transfer from preferred stock to common stock	$—	$18	$—
Transfer from preferred stock to additional paid-in capital	$—	$37,965	$—
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(Dollars in thousands, except per share amounts)

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

Restrictions on Cash. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $8,350 and $40,124 at June 30, 2014 and 2013, respectively.

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

Concentration of Credit Risk. The Bank’s loan portfolio was collateralized by various forms of real estate with approximately 61.7% of the mortgage portfolio located in California at June 30, 2014. The Bank’s loan portfolio contains concentrations of credit in multifamily, single family, commercial, and home equity loans. The Bank believes its underwriting standards combined with its low LTV requirements substantially mitigate the risk of loss which may result from these concentrations.

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

Loans Held for Sale. U.S. government agency ("agency") loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank sells its mortgage loans with either servicing released or servicing retained depending upon market pricing. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale as of June 30, 2014 were carried at the lower of cost or fair value.

Loans that were originated with the intent and ability to hold for the foreseeable future (loans held in portfolio) but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated using pools of loans with similar characteristics.

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

Allowance for Loan Losses. The allowance for loan losses is maintained at a level estimated to provide for probable incurred losses in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-

offs of loans deemed uncollectible. Allocations of the allowance may be made for specific loans but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

General loan loss reserves are calculated by grouping each mortgage loan by collateral type and by grouping the loan-to-value ratios of each loan within the collateral type. An estimated allowance rate for each loan-to-value group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater loan-to-value ratios. General loan loss reserves for C&I loans are determined through a loan level grading system to base its projected loss rates. A matrix was created with a base loss rate with additional potential industry and volume risk adjustments, to calculate a loss rating for each deal. Given the lack of historical loss experience for this segment at the Company, an allowance loss range is based upon historical peer loss rates. General loan loss reserves for consumer loans are calculated by grouping each loan by credit score (e.g. FICO) at origination and applying an estimated allowance rate to each group. In addition to credit score grading, general loan loss reserves are increased for all consumer loans determined to be 90 days or more past due. Specific reserves or direct charge-offs are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve or direct charge-off is based on discounted cash flows, observable market prices or the estimated value of underlying collateral.

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

Mortgage Servicing Rights. Mortgage servicing rights are recorded as separate assets on our consolidated balance sheets when the Company retains the right to service loans that we have sold.

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

New Accounting Pronouncements. In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Accounting Standards Codification 310-40), which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Under ASU 2014-04, physical possession of residential real estate property is achieved when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property through completion of a deed in lieu of foreclosure in order to satisfy that loan. Once physical possession has been achieved, the loan is derecognized and the property recorded within other assets at the lower of cost or fair value (less estimated costs to sell). In addition, the guidance requires both interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this update are effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with retrospective disclosure necessary for all comparative periods presented. The adoption of this standard will result in additional disclosures but is not expected to have any impact on the Company’s consolidated financial statements or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09, which clarifies the principles for recognizing revenue from contracts with customers, does not apply to financial instruments and is effective on a retrospective basis beginning on January 1, 2017. The Company is currently evaluating the potential impact of ASU 2014-09, but does not expect it to have a material impact on the Company's consolidated financial statements.

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

Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and over-collateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At June 30, 2014, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults and deferrals totaling 23.1% of all banks in the collateral pools, compared to 14.1% of the banks actually in default as of June 30, 2014. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the over-collateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At June 30, 2014, the Company used a weighted average discount margin of 400 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic factors, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at June 30, 2014 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $899. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $1,056.

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

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price appreciation ("HPA") index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The most updated unemployment rate reported in May 2014 was 6.3%. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects that severities will continue to improve.

To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at June 30, 2014 are from 0.0% up to 21.7% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at June 30, 2014 are from 1.6% up to 87.9% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows, which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2014, the Company computed its discount rates as a spread between 247 and 839 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.

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

Mortgage Servicing Rights. The Company initially records all mortgage servicing rights ("MSRs") at fair value and accounts for MSRs at fair value during the life of the MSR, with changes in fair value recorded through current period earnings. Fair value adjustments encompass market-driven valuation changes as well as modeled amortization involving the run-off of value that occurs due to the passage of time as individual loans are paid by borrowers. Market expectations about loan duration, and correspondingly the expected term of future servicing cash flows, may vary from time to time due to changes in expected prepayment activity, especially when interest rates rise or fall. Market expectations of increased loan prepayment speeds may negatively impact the fair value of the single family MSRs. Fair value is also dependent on the discount rate used in calculating present value, which is imputed from observable market activity and market participants and results in Level 3 classification. Management reviews and adjusts the discount rate on an ongoing basis. An increase in the discount rate would reduce the estimated fair value of the MSRs asset.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$8,066	$8,066
Securities—Available-for-Sale:
Agency Debt	—	—	—	—
Agency RMBS	—	59,880	—	59,880
Non-Agency RMBS	—	—	37,409	37,409
Municipal	—	28,943	—	28,943
Other Debt Securities	—	88,546	—	88,546
Total—Securities—Available-for-Sale	$—	$177,369	$37,409	$214,778
Loans Held for Sale	$—	$20,575	$—	$20,575
Mortgage servicing rights	$—	$—	$562	$562
Other assets—Derivative instruments	$—	$—	$1,364	$1,364
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$489	$489

	June 30, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,111	$7,111
Securities—Available-for-Sale:
Agency Debt	—	25,063	—	25,063
Agency RMBS	—	69,882	—	69,882
Non-Agency RMBS	—	—	49,284	49,284
Municipal	—	11,103	—	11,103
Other Debt Securities	—	30,275	—	30,275
Total—Securities—Available-for-Sale	$—	$136,323	$49,284	$185,607
Loans Held for Sale	$—	$36,665	$—	$36,665
Other assets—Derivative Instruments	$—	$—	$2,355	$2,355
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$133	$133

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended June 30, 2014
(Dollars in thousands)	Available for Sale Securities: Non-Agency RMBS	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Mortgage Servicing Rights	Total
Assets:
Opening Balance	$49,284	$7,111	$2,222	$—	$58,617
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain on trading securities	—	955	—	—	955
Included in earnings—Mortgage banking	—	—	(1,347)	45	(1,302)
Included in other comprehensive income	(125)	—	—	—	(125)
Purchases, issues, sales and settlements:					—
Purchases	—	—	—	—	—
Issues	—	—	—	529	529
Sales	—	—	—	—	—
Settlements	(11,534)	—	—	(12)	(11,546)
Other-than-temporary impairment	(216)	—	—	—	(216)
Closing balance	$37,409	$8,066	$875	$562	$46,912
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$955	$(1,347)	$45	$(347)

	Year Ended June 30, 2013
(Dollars in thousands)	Available for Sale Securities: Non-Agency RMBS	Trading Securities Other Debt Securities: Non-Agency	Derivative Instruments, net	Mortgage Servicing Rights	Total
Assets:
Opening Balance	$83,127	$5,838	$1,585	$—	$90,550
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	420	—	—	—	420
Included in earnings—Fair value gain on trading securities	—	1,273	—	—	1,273
Included in earnings—Mortgage banking	—	—	637	—	637
Included in other comprehensive income	(3,360)	—	—	—	(3,360)
Purchases, issues, sales and settlements:					—
Purchases	—	—	—	—	—
Issues	—	—	—	—	—
Sales	(2,775)	—	—	—	(2,775)
Settlements	(27,864)	—	—	—	(27,864)
Other-than-temporary impairment	(264)	—	—	—	(264)
Closing balance	$49,284	$7,111	$2,222	$—	$58,617
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$420	$1,273	$637	$—	$2,330

The table below summarizes the quantitative information about Level 3 fair value measurements at the periods indicated:

	June 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities - Trading	$8,066	Discounted Cash Flow	Total projected defaults, Discount Rate over Treasury	19.0 to 26.6% (23.1%) 4.0 to 4.0% (4.0%)
Securities - Non-agency MBS	$37,409	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	0.1 to 27.8% (10.0%) 0.0 to 21.7% (5.6%) 1.6 to 87.9% (61.7%) 2.5 to 8.4% (5.2%)
Mortgage Servicing Rights	$562	Discounted Cash Flow	Constant Prepayment Rate, Life (in years), Discount Rate	5.6 to 7.4% (7.4%) 3.6 to 8.3 (7.1) 10.0 to 11.5% (10.1%)
Derivative Instruments	$875	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

	June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities - Trading	$7,111	Discounted Cash Flow	Total projected defaults, Discount Rate over Treasury	26.3 to 31.1% (28.5%) 4.5 to 4.5% (4.5%)
Securities - Non-agency MBS	$49,284	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 55.4% (15.6%) 0.3 to 22.7% (10.3%) 1.6 to 96.2% (59.9%) 2.4 to 7.9% (5.6%)
Derivative Instruments	$2,222	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for Level 3 trading assets and liabilities that are still held at the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2014	2013	2012
Interest income on investments	$230	$253	$125
Fair value adjustment	955	1,274	785
Total	$1,185	$1,527	$910

The table below summarizes the fair value of assets measured for impairment on a non-recurring basis:

	June 30, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$13,385	$13,385
Home equity	—	—	168	168
Multifamily real estate secured	—	—	4,301	4,301
Commercial real estate secured	—	—	4,376	4,376
Auto and RV secured	—	—	534	534
Total	$—	$—	$22,764	$22,764
Other real estate owned and foreclosed assets:
Single family real estate secured:
Mortgage	$—	$—	$—	$—
Multifamily real estate secured	—	—	—	—
Auto and RV secured	—	—	75	75
Total	$—	$—	$75	$75
HTM Securities-Non Agency MBS	$—	$—	$91,297	$91,297

	June 30, 2013
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$12,372	$12,372
Home equity	—	—	57	57
Multifamily real estate secured	—	—	4,505	4,505
Commercial real estate secured	—	—	3,559	3,559
Auto and RV secured	—	—	1,348	1,348
Total	$—	$—	$21,841	$21,841
Other real estate owned and foreclosed assets:
Single family real estate secured:	$—	$—	$567	$567
Multifamily real estate secured	—	—	1,298	1,298
Commercial real estate secured	—	—	—	—
Auto and RV secured	—	—	141	141
Total	$—	$—	$2,006	$2,006
HTM Securities-Non Agency MBS	$—	$—	$97,193	$97,193

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $22,764 at June 30, 2014 and life to date charge-offs of $5,387. Impaired loans had a related allowance of $77 at June 30, 2014. At June 30, 2013, such impaired loans had a carrying amount of $21,841 and life to date charge-offs of $4,567, and a related allowance of $1,065.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $75 after charge-offs of $0 at June 30, 2014. Our other real estate owned and foreclosed assets had a net carrying amount was $2,006 after charge-offs of $152 during the year ended June 30, 2013.
.

Held-to-maturity securities measured for impairment on a non-recurring basis has a carrying amount of $112,651 at June 30, 2014, after charges to income of $2,586 and charges to other comprehensive income of $633 during the fiscal year ended June 30, 2014. At June 30, 2013 held-to-maturity securities measured for impairment on a non-recurring basis have a carrying amount of $100,673 after charges to income of $3,237 and charges to other comprehensive income of $4,282 during the fiscal year ended June 30, 2013. These held-to-maturity securities are valued using Level 3 inputs.

The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of June 30, 2014 and June 30, 2013.
The aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

	At June 30,
(Dollars in thousands)	2014	2013
Aggregate fair value	$20,575	$36,665
Contractual balance	20,138	36,070
Gain	$437	$595

The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	At June 30,
(Dollars in thousands)	2014	2013
Interest income	$545	$1,314
Change in fair value	(1,526)	353
Total change in fair value	$(981)	$1,667

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Impaired Loans:
Single family real estate secured:
Mortgage	$13,385	Sales comparison approach	Adjustment for differences between the comparable sales	-28.7 to 35.1% (1.3%)
Home equity	$168	Sales comparison approach	Adjustment for differences between the comparable sales	-20.0 to 42.7% (10.1%)
Multifamily real estate secured	$4,301	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-43.3 to 65.0% (13.1%)
Commercial real estate secured	$4,376	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-84.1 to 82.4% (-22.1%)
Auto and RV secured	$534	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 27.4% (10.3%)
Other real estate owned and foreclosed assets:
Auto and RV secured	$75	Sales comparison approach	Adjustment for differences between the comparable sales	-84.0 to 41.3% (-32.8%)
HTM Securities - Non-Agency MBS	$91,297	Discounted cash flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	0.1 to 16.3% (10.2%) 0.0 to 11.1% (5.9%) 3.5 to 76.5% (61.2%) 2.7 to 8.4% (6.2%)
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

	June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Impaired Loans:
Single family real estate secured:
Mortgage	$12,372	Sales comparison approach	Adjustment for differences between the comparable sales	-94.4 to 39.8% (-19.1%)
Home equity	$57	Sales comparison approach	Adjustment for differences between the comparable sales	-17.5 to 89.6% (22.6%)
Multifamily real estate secured	$4,505	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-79.1 to 35.9% (-21.5%)
Commercial real estate secured	$3,559	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-33.7 to 60.0% (5.8%)
Auto and RV secured	$1,348	Sales comparison approach	Adjustment for differences between the comparable sales	-5.1 to 46.8% (9.68%)
Other real estate owned and foreclosed assets:
Single family real estate secured:
Mortgage	$567	Sales comparison approach	Adjustment for differences between the comparable sales	-50.6 to 22.6% (-18.7%)
Multifamily real estate secured	$1,298	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-59.2 to 38.6% (-10.6%)
Auto and RV secured	$141	Sales comparison approach	Adjustment for differences between the comparable sales	-57.5 to 19.9% (-3.4%)
HTM Securities - Non-Agency MBS	$97,193	Discounted cash flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	6.1 to 55.4% (16.6%) 1.5 to 22.5% (12.2%) 3.5 to 74.5% (60.3%) 3.0 to 7.9% (6.8%)
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2014
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$155,584	$155,584	$—	$—	$155,584
Securities trading	8,066	—	—	8,066	8,066
Securities available-for-sale	214,778	—	177,369	37,409	214,778
Securities held-to-maturity	247,729	—	89,408	154,557	243,965
Loans held for sale, at fair value	20,575	—	20,575		20,575
Loans held for sale, at lower of cost or fair value	114,796	—	—	114,840	114,840
Loans held for investment—net	3,532,841	—	—	3,632,841	3,632,841
Accrued interest receivable	13,863	—	—	13,863	13,863
Financial liabilities:
Time deposits and savings	3,041,536	—	3,066,830	—	3,066,830
Securities sold under agreements to repurchase	45,000	—	48,883	—	48,883
Advances from the Federal Home Loan Bank	910,000	—	917,184	—	917,184
Subordinated debentures and other borrowings	5,155	—	5,284	—	5,284
Accrued interest payable	1,350	—	1,350	—	1,350

	June 30, 2013
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$201,694	$201,694	$—	$—	$201,694
Securities trading	7,111	—	—	7,111	7,111
Securities available-for-sale	185,607	—	136,323	49,284	185,607
Securities held-to-maturity	275,691	—	97,340	174,514	271,854
Loans held for sale, at fair value	36,665	—	36,665	—	36,665
Loans held for sale, at lower of cost or fair value	40,326	—	—	40,424	40,424
Loans held for investment—net	2,256,918	—	—	2,316,802	2,316,802
Accrued interest receivable	9,763	—	—	9,763	9,763
Financial liabilities:					—
Time deposits and savings	2,091,999	—	2,109,725	—	2,109,725
Securities sold under agreements to repurchase	110,000	—	117,215	—	117,215
Advances from the Federal Home Loan Bank	590,417	—	595,651	—	595,651
Subordinated debentures and other borrowings	5,155	—	5,317	—	5,317
Accrued interest payable	1,674	—	1,674	—	1,674

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

3. SECURITIES

The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity for the following periods were:

	June 30, 2014
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S agencies[1]	$—	$60,670	$1,060	$(1,850)	$59,880	$47,982	$1,895	$—	$49,877
Non-agency[2]	—	33,521	4,077	(189)	37,409	163,695	6,352	(15,490)	154,557
Total mortgage-backed securities	—	94,191	5,137	(2,039)	97,289	211,677	8,247	(15,490)	204,434
Other debt securities:
U.S. agencies[1]	—	—	—	—	—	—	—	—	—
Municipal	—	28,522	425	(4)	28,943	36,052	3,480	—	39,532
Non-agency	8,066	87,913	687	(54)	88,546	—	—	—	—
Total other debt securities	8,066	116,435	1,112	(58)	117,489	36,052	3,480	—	39,532
Total debt securities	$8,066	$210,626	$6,249	$(2,097)	$214,778	$247,729	$11,727	$(15,490)	$243,966

	June 30, 2013
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$70,517	$1,143	$(1,778)	$69,882	$54,825	$2,386	$—	$57,211
Non-agency[2]	—	45,271	4,221	(208)	49,284	184,742	5,758	(15,986)	174,514
Total mortgage-backed securities	—	115,788	5,364	(1,986)	119,166	239,567	8,144	(15,986)	231,725
Other debt securities:
U.S. agencies[1]	—	25,049	14	—	25,063	—	—	—	—
Municipal	—	11,062	41	—	11,103	36,124	4,005	—	40,129
Non-agency	7,111	29,646	630	(1)	30,275	—	—	—	—
Total other debt securities	7,111	65,757	685	(1)	66,441	36,124	4,005	—	40,129
Total debt securities	$7,111	$181,545	$6,049	$(1,987)	$185,607	$275,691	$12,149	$(15,986)	$271,854
1 U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
2 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $37,409 at June 30, 2014 consists of twenty-three different issues of super senior securities with a fair value of $23,722; one senior structured whole loan security with a fair value of $13,599 and three mezzanine z-tranche securities, negative-amortizing support tranches, with a fair value of $88 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2010 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.
The non-agency RMBS held-to-maturity portfolio with a carrying value of $163,695 at June 30, 2014 consists of eighty different issues of super senior securities totaling $161,584 and one senior-support security with a carrying value of $2,111. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired. The security realized an other-than temporary loss of $572 in fiscal 2014 and $680 in 2013. At June 30, 2014, the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at June 30, 2014 and 2013 were $67,605 and $208,826 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2014
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$25,498	$(1,850)	$25,498	$(1,850)	$—	$—	$1	$—	$1	$—
Non-agency	1,819	(33)	2,402	(157)	4,221	(190)	5,871	(400)	66,974	(15,090)	72,845	(15,490)
Total RMBS securities	1,819	(33)	27,900	(2,007)	29,719	(2,040)	5,871	(400)	66,975	(15,090)	72,846	(15,490)
Other debt:
Municipal debt	47	—	2,257	(3)	2,304	(3)	—	—	—	—	—	—
Non-agency	5,365	(48)	1,389	(6)	6,754	(54)	—	—	—	—	—	—
Total other debt	5,412	(48)	3,646	(9)	9,058	(57)	—	—	—	—	—	—
Total debt securities	$7,231	$(81)	$31,546	$(2,016)	$38,777	$(2,097)	$5,871	$(400)	$66,975	$(15,090)	$72,846	$(15,490)

	June 30, 2013
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$27,212	$(1,714)	$4,611	$(64)	$31,823	$(1,778)	$3	$—	$5	$—	$8	$—
Non-agency	6,070	(14)	2,415	(194)	8,485	(208)	49,030	(2,517)	48,009	(13,469)	97,039	(15,986)
Total RMBS securities	33,282	(1,728)	7,026	(258)	40,308	(1,986)	49,033	(2,517)	48,014	(13,469)	97,047	(15,986)
Other debt:
Non-agency	7,232	(1)	—	—	7,232	(1)	—	—	—	—	—	—
Total other debt	7,232	(1)	—	—	7,232	(1)	—	—	—	—	—	—
Total debt securities	$40,514	$(1,729)	$7,026	$(258)	$47,540	$(1,987)	$49,033	$(2,517)	$48,014	$(13,469)	$97,047	$(15,986)
There were thirty-five securities that were in a continuous loss position at June 30, 2014 for a period of more than 12 months. There were twenty-four securities that were in a continuous loss position at June 30, 2013 for a period of more than 12 months.
The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	At June 30,
(Dollars in thousands)	2014	2013
Beginning balance	$(15,336)	$(11,835)
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	(206)	(323)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(2,596)	(3,178)
Ending balance	$(18,138)	$(15,336)

At June 30, 2014, fifty-one non-agency RMBS with a total carrying amount of $100,346 were determined to have cumulative credit losses of $18,138 of which $2,803 was recognized in earnings during fiscal 2012, $3,501 was recognized in earnings during fiscal 2013 and $2,802 was recognized in earnings during fiscal 2014. This year’s other-than-temporary impairment of $2,802 is related to twenty-two non-agency RMBS with a total carrying amount of $40,661. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in Note 2 - Fair Value. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
During the current fiscal year June 30, 2014, we sold one available-for-sale security with a carrying value of $3,723 resulting in no gain.

The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	At June 30,
(Dollars in thousands)	2014	2013	2012
Proceeds	$3,723	$2,775	$—
Gross realized gains	$—	$420	$—
Net gain on securities	$—	$420	$—

The Company records unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

	At June 30,
(Dollars in thousands)	2014	2013
Available-for-sale debt securities—net unrealized gains	$4,151	$4,061
Held-to-maturity debt securities—non-credit related	(21,433)	(22,067)
Subtotal	(17,282)	(18,006)
Tax benefit	6,916	7,206
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(10,366)	$(10,800)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity were:

	June 30, 2014
	Available-for-sale		Held-to-maturity		Trading
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$4,699	$4,527	$1,678	$1,734	$—
Due one to five years	15,565	15,104	6,336	6,548	—
Due five to ten years	14,353	14,126	7,016	7,255	—
Due after ten years	26,053	26,123	32,952	34,340	—
Total RMBS—U.S. agencies[1]	60,670	59,880	47,982	49,877	—
RMBS—Non-agency:
Due within one year	6,720	7,396	19,960	19,406	—
Due one to five years	17,250	19,163	51,531	49,919	—
Due five to ten years	7,138	7,990	35,922	33,813	—
Due after ten years	2,413	2,860	56,282	51,419	—
Total RMBS—Non-agency	33,521	37,409	163,695	154,557	—
Other debt:
Due within one year	15,306	15,420	891	975	—
Due one to five years	66,990	67,556	4,138	4,526	—
Due five to ten years	23,226	23,451	6,497	7,110	—
Due after ten years	10,913	11,062	24,526	26,921	8,066
Total other debt	116,435	117,489	36,052	39,532	8,066
Total	$210,626	$214,778	$247,729	$243,966	$8,066
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

For the Company's Commercial and Industrial ("C&I") - leveraged loans and bridge loans, the allowance methodology incorporates a loan level grading system and risk adjusters. Industry loss rates are applied to determine the loss allowance for each of these loans based upon their internal grading. The loss rate is then subject to risk adjustments increasing or decreasing the base loss rate depending upon the health of the borrower’s industry, the size of the company, or in the case of bridge loans, based upon the income generated by the property and the strength of the guarantor.

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

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	At June 30,
(Dollars in Thousands)	2014	2013
Single family real estate secured:
Mortgage	$1,918,626	$1,070,668
Home equity	12,690	22,537
Warehouse and other	370,717	204,878
Multifamily real estate secured	978,511	768,023
Commercial real estate secured	24,061	29,000
Auto and RV secured	14,740	18,530
Factoring	118,945	108,144
Commercial & Industrial	152,619	78,721
Other	1,971	419
Total gross loans	3,592,880	2,300,920
Allowance for loan losses	(18,373)	(14,182)
Unaccreted discounts and loan fees	(41,666)	(29,820)
Total net loans	$3,532,841	$2,256,918

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	At June 30,
(Dollars in Thousands)	2014	2013	2012
Balance—beginning of period	$14,182	$9,636	$7,419
Provision for loan loss	5,350	7,550	8,063
Charged off	(1,591)	(3,907)	(5,682)
Transfers to held for sale	—	—	(213)
Recoveries	432	903	49
Balance—end of period	$18,373	$14,182	$9,636

The following table summarizes activity in the impaired loans as follows:

	At June 30,
(Dollars in Thousands)	2014	2013	2012
Non-performing loans—90+ days past due plus other non-accrual loans	$16,390	$13,020	$13,168
Troubled debt restructured loans—non-accrual	3,995	5,283	3,954
Troubled debt restructured loans—performing	2,379	3,538	3,280
Total impaired loans	$22,764	$21,841	$20,402

At June 30, 2014, the carrying value of impaired loans is net of write offs of $5,387 and there are specific reserves of $600. At June 30, 2014, $21,752 of impaired loans had no specific allowance allocations. The average carrying value of impaired loans was $20,850 and $23,367 for the fiscal years ended June 30, 2014 and 2013, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at June 30, 2014 or 2013. At June 30, 2014 and 2013, there were no loans still accruing past due 90 days or more, unless the Company received principal and interest from the servicer, even though the borrower is delinquent. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected from the sale of collateral.

The Company has allocated $4 and $511 of the allowance to customers whose loans have been restructured and were determined to be TDRs as of June 30, 2014 and 2013, respectively. The Company does not have any commitments to fund TDR loans at June 30, 2014.

At June 30, 2014 and 2013, approximately 61.65% and 58.20%, respectively, of the Company’s real estate loans are collateralized with real-property collateral located in California and therefore exposed to economic conditions within this market region.

In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There were two new related party loans in the amount of $1,585 granted during the fiscal year ended June 30, 2014. During the fiscal year 2013, the Company originated two new related party loans in the amount of $3,702 and executed five interest rate modifications of existing loans for $9,063. Total principal payments on related party loans were $296 and $2,524 during the years ended June 30, 2014 and 2013, respectively. At June 30, 2014 and 2013, these loans amounted to $10,868 and $10,412, respectively, and are included in loans held for investment. Interest earned on these loans was $141 and $103 during the years ended June 30, 2014 and 2013, respectively.

The Company’s loan portfolio consists of approximately 14.31% fixed interest rate loans and 85.69% adjustable interest rate loans as of June 30, 2014. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.

At June 30, 2014 and 2013, purchased loans serviced by others were $150,786 or 4.20% and $202,290 or 8.79% respectively, of the loan portfolio.

Allowance for Loan Loss. We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at June 30, 2014, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

Allowance for Credit Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, changes in the volume and mix of loans, collateral values and charge-off history.

The allowance for loan loss for the RV and auto loan portfolio at June 30, 2014 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $14,206 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $3,653; 715 —769: $4,655; 700 — 714: $1,081; 660 —699: $2,467 and less than 660: $2,350.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the LTV at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2014, the LTV groupings for each significant mortgage class were as follows:

The Company had $1,905,241 of single family mortgage portfolio loan balances subject to general reserves as follows:
LTV less than or equal to 60%: $1,158,319; 61% —70%: $626,465; 71% —80%: $103,895; and greater than 80%: $16,562.

The Company had $974,210 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $470,436; 56% —65%: $306,419; 66% —75%: $184,923; 76%—80%: $10,578 and greater than 80%: $1,854. Based on historical performance, the Company divides the LTV analysis into two classes, separating purchased loans from the loans underwritten directly by the Company since multifamily loans originated by the Bank experience lower estimated loss rates.
The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank's lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company's Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company's delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2014, the Company had $524.6 million of interest only loans and $6.0 million of option adjustable-rate mortgage loans. Through June 30, 2014, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

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

The Company had $19,685 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $11,591; 51% —60%: $5,752; 61%—70%: $1,431; 71%—80%: $911; and greater than 80%: $0.
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
The following tables summarize activity in the allowance for loan losses by segment for the periods indicated:

	June 30, 2014
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Provision for loan loss	3,214	3	9	708	12	(142)	78	1,425	43	5,350
Charge-offs	(125)	(98)	—	(359)	(355)	(620)	—	—	(34)	(1,591)
Recoveries	58	46	—	250	—	38	—	—	40	432
Balance at June 30, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373

	June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2012	$4,030	$192	$108	$2,558	$398	$2,159	$86	$102	$3	$9,636
Provision for loan loss	1,469	229	1,142	858	1,958	131	115	1,521	127	7,550
Charge-offs	(730)	(257)	—	(420)	(1,496)	(867)	—	—	(137)	(3,907)
Recoveries	43	19	—	190	518	113	—	—	20	903
Balance at June 30, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182

	June 30, 2012
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2011	$2,277	$158	$7	$2,326	$167	$2,441	$32	$10	$1	$7,419
Provision for loan loss	3,775	409	101	1,871	325	1,432	54	92	4	8,063
Charge-offs	(2,028)	(375)	—	(1,469)	(94)	(1,714)	—	—	(2)	(5,682)
Transfers to held for sale	(43)	—	—	(170)	—	—	—	—	—	(213)
Recoveries	49	—	—	—	—	—	—	—	—	49
Balance at June 30, 2012	$4,030	$192	$108	$2,558	$398	$2,159	$86	$102	$3	$9,636

The following tables present our loans evaluated individually for impairment by portfolio class for the periods indicated:

	June 30, 2014
(Dollars in thousands)	Unpaid Principal Balance	Charge-off	Unpaid Book Balance	Accrued Interest/Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
Purchased	$7,413	$2,189	$5,224	$223	$5,447	$—
Home equity
In-house originated	88	83	5	9	14	—
Multifamily real estate secured
Purchased	2,615	746	1,869	5	1,874	—
Commercial real estate secured
Purchased	3,670	1,297	2,373	133	2,506	—
Auto and RV secured
In-house originated	1,561	1,072	489	27	516	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	4,074	—	4,074	22	4,096	14
Purchased	4,087	—	4,087	53	4,140	19
Home equity
In-house originated	163	—	163	—	163	1
Multifamily real estate secured
In-house originated	2,307	—	2,307	22	2,329	3
Purchased	125	—	125	—	125	1
Commercial real estate secured
Purchased	2,003	—	2,003	2	2,005	38
Auto and RV secured
In-house originated	45	—	45	1	46	1
Total	$28,151	$5,387	$22,764	$497	$23,261	$77
As a % of total gross loans	0.78%	0.15%	0.63%	0.01%	0.65%	—%

	June 30, 2013
(Dollars in thousands)	Unpaid Principal Balance	Charge-off	Unpaid Book Balance	Accrued Interest/Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
Purchased	$7,988	$2,183	$5,805	$(8)	$5,797	$—
Home equity
In-house originated	91	70	21	—	21	—
Multifamily real estate secured
Purchased	2,497	594	1,903	6	1,909	—
Commercial real estate secured
Purchased	2,316	888	1,428	1	1,429	—
Auto and RV secured
In-house originated	1,274	831	443	22	465	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	2,179	—	2,179	4	2,183	4
Purchased	4,388	—	4,388	3	4,391	33
Home equity
In-house originated	35	—	35	—	35	—
Multifamily real estate secured
In-house originated	851	—	851	10	861	107
Purchased	1,752	—	1,752	17	1,769	5
Commercial real estate secured
Purchased	2,131	—	2,131	1	2,132	411
Auto and RV secured
In-house originated	905	—	905	16	921	505
Total	$26,407	$4,566	$21,841	$72	$21,913	$1,065
As a % of total gross loans	1.15%	0.20%	0.95%	—%	0.95%	0.05%

The following table present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2014
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$33	$1	$—	$4	$38	$1	$—	$—	$—	$77
Collectively evaluated for impairment	7,926	133	1,259	3,781	997	811	279	3,048	62	18,296
Total ending allowance balance	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Loans:
Loans individually evaluated for impairment [1]	$13,385	$168	$—	$4,301	$4,376	$534	$—	$—	$—	$22,764
Loans collectively evaluated for impairment	1,905,241	12,522	370,717	974,210	19,685	14,206	118,945	152,619	1,971	3,570,116
Principal loan balance	1,918,626	12,690	370,717	978,511	24,061	14,740	118,945	152,619	1,971	3,592,880
Unaccreted discounts and loan fees	7,138	(11)	(2,055)	2,336	(37)	215	(48,546)	(706)	—	(41,666)
Accrued interest receivable	5,947	39	433	3,704	45	74	163	825	—	11,230
Total recorded investment in loans	$1,931,711	$12,718	$369,095	$984,551	$24,069	$15,029	$70,562	$152,738	$1,971	$3,562,444
1 Loans evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$37	$—	$—	$112	$411	$505	$—	$—	$—	$1,065
Collectively evaluated for impairment	4,775	183	1,250	3,074	967	1,031	201	1,623	13	13,117
Total ending allowance balance	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Loans:
Loans individually evaluated for impairment [1]	$12,372	$57	$—	$4,505	$3,559	$1,348	$—	$—	$—	$21,841
Loans collectively evaluated for impairment	1,058,296	22,480	204,878	763,518	25,441	17,182	108,144	78,721	419	2,279,079
Principal loan balance	1,070,668	22,537	204,878	768,023	29,000	18,530	108,144	78,721	419	2,300,920
Unaccreted discounts and loan fees	1,796	(6)	(901)	784	(74)	332	(31,488)	(263)	—	(29,820)
Accrued interest receivable	3,649	92	216	2,992	88	91	61	833	1	8,023
Total recorded investment in loans	$1,076,113	$22,623	$204,193	$771,799	$29,014	$18,953	$76,717	$79,291	$420	$2,279,123
1 Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosure. Non-performing loans consisted of the following for the periods indicated:

	At June 30,
(Dollars in thousands)	2014	2013
Nonaccrual loans:
Single Family Real Estate Secured:
Mortgage
In-house originated	$4,073	$2,179
Purchased	8,323	9,174
Home Equity
In-house originated	168	37
Multifamily Real Estate Secured
In-house originated	2,307	851
Purchased	1,995	2,031
Commercial Real Estate Secured
Purchased	2,985	3,559
Total nonaccrual loans secured by real estate	19,851	17,831
Auto and RV Secured	534	472
Total nonperforming loans	$20,385	$18,303
Nonperforming loans to total loans	0.57%	0.80%

The decrease in non-performing loans as a percent of total loans is the result of growth in the loan portfolio and improved economic factors. Approximately 19.6% of our non-performing loans at June 30, 2014 were considered TDRs, compared to 28.87% at June 30, 2013. Borrowers which make timely payments after TDRs are considered non-performing for at least six months.

Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 60.81% of the Bank’s non-performing loans are single family first mortgages already written down to 48.02% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.

The following tables provide the outstanding unpaid balance of loans that are performing and non-performing by portfolio class for the periods indicated:

	June 30, 2014
	Single Family
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,906,230	$12,522	$370,717	$974,209	$21,076	$14,206	$118,945	$152,619	$1,971	$3,572,495
Non-performing	12,396	168	—	4,302	2,985	534	—	—	—	20,385
Total	$1,918,626	$12,690	$370,717	$978,511	$24,061	$14,740	$118,945	$152,619	$1,971	$3,592,880

	June 30, 2013
	Single Family
(Dollars in Thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,059,315	$22,500	$204,878	$765,141	$25,441	$18,058	$108,144	$78,721	$419	$2,282,617
Non-performing	11,353	37	—	2,882	3,559	472	—	—	—	18,303
Total	$1,070,668	$22,537	$204,878	$768,023	$29,000	$18,530	$108,144	$78,721	$419	$2,300,920

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	June 30, 2014
	Single Family Real Estate Secured: Mortgage				Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase		Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$1,797,526	$108,704	—	$1,906,230	$816,682	$157,527	$974,209	$6,164	$14,912	$21,076
Non-performing	4,073	8,323		12,396	2,307	1,995	4,302	—	2,985	2,985
Total	$1,801,599	$117,027		$1,918,626	$818,989	$159,522	$978,511	$6,164	$17,897	$24,061

	June 30, 2013
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$925,974	$133,341	$1,059,315	$559,163	$205,978	$765,141	$6,627	$18,814	$25,441
Non-performing	2,179	9,174	11,353	851	2,031	2,882	—	3,559	3,559
Total	$928,153	$142,515	$1,070,668	$560,014	$208,009	$768,023	$6,627	$22,373	$29,000

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

During the temporary period of modification, the company classifies these loans as performing TDRs that consisted of the following for the period indicated:

	June 30, 2014
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$989	$—	$—	$—	$1,390	$—	$—	$—	$—	$2,379
Non-performing loans	12,396	168	—	4,301	2,986	534	—	—	—	20,385
Total impaired loans	$13,385	$168	$—	$4,301	$4,376	$534	$—	$—	$—	$22,764

	June 30, 2014
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDR’s	$39	$—	$—	$—	$80	$—	$—	$—	$—	$119
Average balances of performing TDR’s	$1,003	$32	$—	$542	$1,407	$456	$—	$—	$—	$3,440
Average balances of impaired loans	$10,957	$60	$—	$5,021	$3,900	$898	$9	$—	$5	$20,850

	June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$1,019	$20	$—	$1,623	$—	$876	$—	$—	$—	$3,538
Non-performing loans	11,353	37	—	2,882	3,559	472	—	—	—	18,303
Total impaired loans	$12,372	$57	$—	$4,505	$3,559	$1,348	$—	$—	$—	$21,841

	June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDR’s	$41	$1	$—	$121	$—	$73	$—	$—	$—	$236
Average balances of performing TDR’s	$1,461	$29	$—	$1,059	$—	$1,032	$—	$—	$—	$3,581
Average balances of impaired loans	$13,272	$98	$—	$5,250	$2,878	$1,858	$—	$—	$11	$23,367

	June 30, 2012
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$1,644	$22	$—	$276	$—	$1,338	$—	$—	$—	$3,280
Non-performing loans	10,099	102	—	5,757	425	739	—	—	—	17,122
Total impaired loans	$11,743	$124	$—	$6,033	$425	$2,077	$—	$—	$—	$20,402

	June 30, 2012
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDR’s	$63	$2	$—	$20	$—	$109	$—	$—	$—	$194
Average balances of performing TDR’s	$1,685	$34	$—	$1,651	$1,578	$1,729	$—	$—	$—	$6,677
Average balances of impaired loans	$8,239	$107	$—	$4,380	$215	$616	$—	$—	$1	$13,558

Interest recognized on performing loans temporarily modified as TDRs was $119 and $236 for the years ended June 30, 2014 and 2013, respectively. The average balances of performing loan TDRs and non-performing loans was $3,440 and $20,850 for the year ended June 30, 2014, and $3,581 and $23,367 for the year ended June 30, 2013, respectively.

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

The following tables present the loans modified as TDRs for the period indicated:

	Year Ended June 30,
(Dollars in thousands)	2014	2013	2012
Single family real estate secured:
Mortgage
Purchased	$211	$832	$1,181
Multifamily real estate secured
Purchased	—	1,342	—
Commercial real estate secured
Purchased	—	1,455	—
Total TDR loans secured by real estate	$211	$3,629	$1,181
Auto and RV secured
In-house originated	—	—	102
Total loans modified as TDRs	$211	$3,629	$1,283

The following tables present loans by class modified as troubled debt restructurings that occurred during the twelve months ended for the periods indicated:

	June 30, 2014
(Dollars in Thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
Purchased	2	$211	$211
Total	2	$211	$211

	June 30, 2013
(Dollars in Thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
Purchased	3	$832	$832
Multifamily real estate secured
Purchased	1	1,342	1,342
Commercial real estate secured
Purchased	1	1,455	1,455
Total	5	$3,629	$3,629

	June 30, 2012
(Dollars in Thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
Purchased	2	$1,121	$1,181
Auto and RV secured
In-house originated	4	102	102
Total	6	$1,223	$1,283

The Company had no loans modified as TDRs within the previous twelve months for which there was a payment default for the fiscal years ended June 30, 2014 and June 30, 2013, respectively. The Company defines a payment default as 90 days past due.

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

The following tables present the composition of our loan portfolio by credit quality indicator for the periods indicated:

	June 30, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$1,784,694	$11,083	$5,822	$—	$1,801,599
Purchased	104,457	3,030	9,540	—	117,027
Home equity
In-house originated	4,035	30	168	—	4,233
Purchased	8,457	—	—	—	8,457
Warehouse and other
In-house originated	370,717	—	—	—	370,717
Multifamily real estate secured
In-house originated	796,119	16,068	6,802	—	818,989
Purchased	150,534	2,896	6,092	—	159,522
Commercial real estate secured
In-house originated	6,164	—		—	6,164
Purchased	13,211	—	4,686	—	17,897
Auto and RV secured
In-house originated	13,943	145	652	—	14,740
Factoring	118,945	—	—	—	118,945
Commercial & Industrial	152,619	—	—	—	152,619
Other	1,971	—	—	—	1,971
Total	$3,525,866	$33,252	$33,762	$—	$3,592,880
As of % of gross loans	98.1%	0.9%	1.0%	—%	100.0%

	June 30, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$920,254	$5,371	$2,528	$—	$928,153
Purchased	131,213	1,323	9,979	—	142,515
Home equity
In-house originated	5,866	32	56	—	5,954
Purchased	16,583	—	—	—	16,583
Warehouse and other
In-house originated	204,878	—	—	—	204,878
Multifamily real estate secured
In-house originated	554,924	1,358	3,625	107	560,014
Purchased	193,804	8,482	5,723	—	208,009
Commercial real estate secured
In-house originated	6,627	—	—	—	6,627
Purchased	17,146	951	3,865	411	22,373
Auto and RV secured
In-house originated	17,508	247	775	—	18,530
Factoring	108,144	—	—	—	108,144
Commercial & Industrial	77,721	1,000	—	—	78,721
Other	417	2	—	—	419
Total	$2,255,085	$18,766	$26,551	$518	$2,300,920
As of % of gross loans	98.0%	0.8%	1.2%	—%	100.0%
The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans.
The following tables provide the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class for the periods indicated:

	June 30, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$4,519	$489	$2,660	$7,668
Purchased	1,468	390	3,661	5,519
Home equity
In-house originated	21	—	—	21
Multifamily real estate secured
In-house originated	291	—	293	584
Purchased	—	—	125	125
Commercial real estate secured
Purchased	—	—	383	383
Auto and RV secured
In-house originated	177	—	64	241
Factoring	48	—	—	48
Commercial & Industrial	—	328	—	328
Total	$6,524	$1,207	$7,186	$14,917
As a % of gross loans	0.18%	0.04%	0.20%	0.42%

	June 30, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$—	$3,051	$—	$3,051
Purchased	1,400	565	7,323	9,288
Home equity
In-house originated	125	32	12	169
Multifamily real estate secured
In-house originated	3,701	—	—	3,701
Purchased	—	60	399	459
Commercial real estate secured
Purchased	316	—	—	316
Auto and RV secured
In-house originated	453	21	177	651
Factoring	112	—	—	112
Commercial & Industrial	4,824	—	—	4,824
Total	$10,931	$3,729	$7,911	$22,571
	0.48%	0.16%	0.34%	0.98%

5. FURNITURE, EQUIPMENT AND SOFTWARE

A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2014	2013
Leasehold improvements	$1,513	$1,104
Furniture and fixtures	3,028	2,510
Computer hardware and equipment	5,220	4,371
Software	4,792	3,407
Total	14,553	11,392
Less accumulated depreciation and amortization	(7,846)	(4,974)
Furniture, equipment and software — net	$6,707	$6,418

Depreciation and amortization expense for the years ended June 30, 2014, 2013 and 2012 amounted to $2,874, $1,904, and $1,316, respectively.

6. DEPOSITS

Deposit accounts are summarized as follows:

	At June 30,
	2014		2013
(Dollars in thousands)	Amount	Rate*	Amount	Rate*
Non-interest bearing	$186,786	—%	$81,524	—%
Interest bearing:
Demand	1,129,535	0.63%	311,539	0.50%
Savings	935,973	0.73%	641,534	0.67%
	2,065,508	0.67%	953,073	0.61%
Time deposits:
Under $100	107,294	1.23%	183,754	1.36%
$100 or more	681,948	1.67%	873,648	1.52%
Total time deposits	789,242	1.61%	1,057,402	1.50%
Total interest bearing	2,854,750	0.93%	2,010,475	1.08%
Total deposits	$3,041,536	0.88%	$2,091,999	1.04%
* Based on weighted-average stated interest rates at end of period.

The scheduled maturities of time deposits are as follows:

At June 30,
(Dollars in thousands)	2014
Within 12 months	$363,879
13 to 24 months	137,647
25 to 36 months	61,491
37 to 48 months	31,867
49 to 60 months	4,115
Thereafter	190,243
Total	$789,242

Time deposits acquired through broker relationships totaled $275.4 million and $283.5 million at June 30, 2014 and 2013, respectively.

At June 30, 2014 and 2013, the Company had deposits from principal officers, directors and their affiliates in the amount of $907 and $1,229, respectively.

During fiscal 2014, the Bank announced the completion of a purchase and assumption agreement with Principal Bank, a subsidiary of The Principal Financial Group. The Bank acquired approximately $173.0 million in deposits from Principal Bank on September 6, 2013, which included $142.0 million in checking, savings and money market accounts and $31.0 million in time deposit accounts. Under the agreement, BofI Federal Bank received cash for the deposit balances transferred.

7. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2014 and 2013, the Company’s fixed-rate FHLB advances had interest rates that ranged from 0.18% to 5.62% with a weighted average of 0.97% and ranged from 0.10% to 5.62% with a weighted average of 0.92%, respectively.

Fixed-rate advances from FHLB are scheduled to mature as follows:

	At June 30,
	2014		2013
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$555,000	0.32%	$430,417	0.31%
After one but within two years	15,000	2.46%	30,000	2.74%
After two but within three years	115,000	1.36%	15,000	2.46%
After three but within four years	30,000	2.80%	35,000	2.33%
After four but within five years	135,000	2.03%	30,000	2.80%
After five years	60,000	2.58%	50,000	2.44%
Total	$910,000	0.97%	$590,417	0.92%

At June 30, 2014, a total of $15.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to the Company after specified dates. Under the terms of the putable advances, the Company could be required to repay all of the principal and accrued interest before the maturity date. The weighted-average remaining contractual maturity period of the $15.0 million in advances is 1.52 years and the weighted average remaining period before such advances could be put to the Company is 0.15 years.

The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $1,889,405 and $1,445,825 at June 30, 2014 and 2013, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance is payable in full at its maturity date with a prepayment penalty for fixed rate advances.

The maximum amounts advanced at any month-end during the period from the FHLB were $910,000, $590,417, and $422,000 during the years ended June 30, 2014, 2013, and 2012, respectively. At June 30, 2014, the Company is fully collateralized and had $751,488 available immediately for advances from the FHLB for terms up to ten years.

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has sold securities under various agreements to repurchase for total proceeds of $45,000. The repurchase agreements have fixed interest rates between 3.75% and 4.75%, weighted average rate of 4.46%, and scheduled maturities between August 2014 and December 2017. Under these agreements, the Company may be required to repay the $45,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 2.49 years and the weighted average remaining period before such repurchase agreements could be called is 0.13 years.

9. JUNIOR SUBORDINATED DEBENTURES AND OTHER BORROWINGS

Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% (2.63% at June 30, 2014), with interest paid quarterly starting February 16, 2005.

The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At June 30, 2014 and 2013 there were no amounts outstanding and the available borrowings from this source were $16,582 and $28,197, respectively. The 2014 available borrowings would be collateralized by consumer loans and mortgage-backed securities totaling $13,938 and $6,576, respectively. The Bank has additional unencumbered collateral that could be pledged to the Federal Reserve Bank Discount Window to increase borrowing liquidity.

The Bank has federal funds lines of credit with two major banks totaling $20.0 million. At June 30, 2014 and 2013 the Bank had no outstanding balances on these lines.

10. INCOME TAXES

The provision for income taxes is as follows:

	At June 30,
(Dollars in thousands)	2014	2013	2012
Current:
Federal	$31,069	$24,875	$17,116
State	9,284	7,653	5,273
	40,353	32,528	22,389
Deferred:
Federal	(1,645)	(3,585)	(1,940)
State	(395)	(1,033)	(388)
	(2,040)	(4,618)	(2,328)
Total	$38,313	$27,910	$20,061

The differences between the statutory federal income tax rate and the effective tax rates are summarized as of:

	At June 30,
	2014	2013	2012
Statutory federal tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	6.67%	7.29%	6.92%
Cash surrender value	(0.07)%	(0.09)%	(0.13)%
Tax credits	(0.20)%	(0.69)%	(0.38)%
Non-taxable income	(0.56)%	(0.79)%	(1.10)%
Other	(0.20)%	0.20%	0.19%
Effective tax rate	40.64%	40.92%	40.50%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses and charge-offs	$8,398	$6,464
State taxes	973	531
Stock-based compensation expense	885	819
Unrealized net losses on securities	7,899	8,207
Deferred bonus / vacation	495	477
Securities impaired	9,633	8,762
Deferred loan fees	—	399
Total deferred tax assets	28,283	25,659
Deferred tax liabilities:
Deferred loan fees	(467)	—
FHLB stock dividend	(1,171)	(1,167)
Other assets—prepaids	(427)	(227)
Depreciation	(973)	(710)
Total deferred tax liabilities	(3,038)	(2,104)
Net deferred tax asset	$25,245	$23,555

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2014 and 2013, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.
The following is a reconciliation of the beginning and ending amount of unrecognized tax positions for the periods presented:

(Dollars in thousands)	2014	2013	2012
Balance at July 1	$1,122	$78	$(64)
Additions - current year tax positions	55	678	119
Additions - prior year tax positions	30	568	57
Reductions - prior year tax positions	(914)	(202)	(34)
Total liability for unrecognized tax positions at June 30	$293	$1,122	$78
The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the years ended June 30, 2011, 2012, and 2013 and its state taxing authorities income tax returns for the years ended June 30, 2010, 2011, 2012 and 2013 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.

11. STOCKHOLDERS' EQUITY

Common Stock. Changes in common stock issued and outstanding were as follows:

	At June 30,
	2014		2013		2012
	Issued	Outstanding	Issued	Outstanding	Issued	Outstanding
Beginning of year:	14,638,229	13,733,325	12,321,578	11,512,536	11,151,963	10,436,332
Common stock issued through option exercise or exchange	55,532	55,532	27,135	27,135	74,522	74,522
Common stock issued through public offering	560,301	560,301	200,000	200,000	862,500	862,500
Common stock issued through preferred stock conversion	—	—	1,855,411	1,855,411	3,096	3,096
Common stock issued through grants of restricted stock units	169,760	102,742	234,105	138,243	229,497	136,086
End of year:	15,423,822	14,451,900	14,638,229	13,733,325	12,321,578	11,512,536

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

The aggregate compensation payable to the Distribution Agents under the Distribution Agreement is 2.5% of the gross sales price of the shares sold under the agreement. The Company has also agreed to reimburse the Distribution Agents for up to $125 of their expenses and have provided the Distribution Agents with customary indemnification rights.

In fiscal year 2013, the Company commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through June 30, 2014 are as follows (dollars in thousands, except per share data, per share price is net of commissions):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates	March 2013	$35.25	200,000	$6,874	$176
Raymond James & Associates	October 2013	$68.76	49,580	$3,409	$87
Raymond James & Associates	November 2013	$70.56	147,820	$10,431	$267
Raymond James & Associates	December 2013	$77.32	38,599	$2,984	$77
Raymond James & Associates	January 2014	$78.38	90,000	$7,054	$181
Raymond James & Associates	February 2014	$79.47	49,608	$3,942	$101
Sandler O'Neill & Partners, L.P.	May 2014	$75.88	124,000	$9,409	$241
Sandler O'Neill & Partners, L.P.	June 2014	$76.56	60,694	$4,647	$119
As of June 30, 2014, the total gross sales the Company completed under the ATM Offering was $50,000.

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

During the fiscal year ended June 30, 2004, the Company issued $6,750 of Series A preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $113. Before the expiration of the conversion right, holders of the Series A converted 160 shares of Series A preferred to common stock. The Company has declared dividends to holders of its Series A preferred stock totaling $309 for each of the years ended June 30, 2014, 2013, and 2012, respectively.

Beginning in August 2011, the Company commenced public offerings of up to $22 million in aggregate liquidation amount of a newly created series of its preferred stock designated "6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock" (the "Series B preferred stock"). The Series B preferred stock has a liquidation preference of $1,000 per share over shares of common stock and other junior securities. In the event of liquidation, the Series B preferred stock ranks pari passu with the Series A preferred stock. The Series B preferred stock is entitled to non-cumulative dividends at a rate of 6.0% per annum when and as declared by the Company’s board of directors quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Each share of the Series B preferred stock may be converted at any time, at the option of the holder, into 61.92 shares of our common stock, par value $0.01 per share Common Stock, (which reflects an approximate initial conversion price of $16.15 per share of our common stock) plus cash in lieu of fractional shares, subject to anti-dilution and other adjustments. In addition, if the closing price of our common stock exceeds $20.50 for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, we may at our option cause some or all of the Preferred Stock to be automatically converted into common stock at the then prevailing conversion rate. All or some of the Series B preferred stock may be redeemed by the Company at its option no earlier than three years from the date of issuance at a redemption price of $1,080 per share three years after the issuance date, $1,050 per share four years after the issuance date and $1,030 per share five years or more after the issuance date.

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

On September 11, 2012, the Company mandatorily converted 20,132 shares of the Series B preferred stock. The Series B preferred stock was converted into 1,246,571 shares of our common stock (which reflects an approximate initial conversion price of $16.15 per share of our common stock) plus cash in lieu of fractional shares.

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

On April 24, 2013, the Company completed the mandatory conversion of the Company's 1,857 shares of the Series C preferred stock. The Series C preferred stock was converted into 608,840 shares of common stock (which reflects an approximate initial conversion price of $30.50 per share of our common stock) plus cash in lieu of fractional shares.

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

2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At June 30, 2014, there were a maximum of 2,555,356 shares available for issuance under the limits of the 2004 Plan.

Stock Options. A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares [1]	Weighted-Average Exercise Price Per Share
Outstanding—June 30, 2011	267,533	$9.15
Granted	—	—
Exercised	(74,522)	9.73
Converted	—	—
Cancelled	(2,894)	9.10
Outstanding—June 30, 2012	190,117	$8.93
Granted	—	—
Exercised	(27,135)	9.59
Converted	—	—
Cancelled	(500)	11.00
Outstanding—June 30, 2013	162,482	$8.81
Granted	—	—
Exercised	(55,532)	9.00
Converted	—	—
Cancelled	—	—
Outstanding—June 30, 2014	106,950	$8.71
Options exercisable—June 30, 2012	190,117	$8.93
Options exercisable—June 30, 2013	162,482	$8.81
Options exercisable—June 30, 2014	106,950	$8.71
1 All options outstanding are vested.

The following table summarizes information as concerning currently outstanding and exercisable options:

June 30, 2014
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$7.35	34,550	2.1	34,550	$7.35
8.50	7,500	1.4	7,500	8.50
9.20	7,500	1.2	7,500	9.20
9.50	57,400	1.1	57,400	9.50
$8.71	106,950	1.4	106,950	$8.71

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at June 30, 2014 was $6,926. The aggregate intrinsic value of options exercised or converted during the years ended June 30, 2014, 2013 and 2012 was $4,021, $929 and $432, respectively.

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

During the fiscal year ended June 30, 2013, the Company’s Board of Directors granted 181,483 restricted stock units to employees and directors. The chief executive officer received 64,000 restricted stock units, which vest ratably on each of the three fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2013, vest over three years, one-third on each anniversary of the grant date and 213,355 shares were vested and issued and 30,305 shares were canceled as of June 30, 2013.

During the fiscal year ended June 30, 2014, the Company’s Board of Directors granted 132,944 restricted stock units to employees and directors. The chief executive officer received 72,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2014, vest over three years, one-third on each anniversary of the grant date and 169,760 shares were vested and issued and 25,230 shares were canceled as of June 30, 2014.

The Company’s income before income taxes and net income for the years ended June 30, 2014, 2013 and 2012 included stock compensation expense of $4,358, $3,297 and $2,493, respectively. The income tax benefit was $1,771, $1,349 and $997, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At June 30, 2014, expense related to stock option grants has been fully recognized.

At June 30, 2014 unrecognized compensation expense related to non-vested awards aggregated to $8,176 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year ended June 30:
2015	$3,749
2016	3,097
2017	1,330
Total	$8,176

The following table presents the status and changes in restricted stock units grants for the periods indicated:

		Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2011		390,074	$11.35
	Granted	190,584	14.45
	Vested	(210,281)	10.90
	Cancelled	(9,715)	15.22
Non-vested balance at June 30, 2012		360,662	$13.20
	Granted	181,483	28.83
	Vested	(213,355)	13.32
	Cancelled	(30,305)	18.01
Non-vested balance at June 30, 2013		298,485	$22.13
	Granted	132,944	59.91
	Vested	(169,760)	23.37
	Cancelled	(25,230)	34.41
Non-vested balance at June 30, 2014		236,439	$41.17

The total fair value of shares vested during the years ended June 30, 2014, 2013 and 2012 was $12,211, $8,070 and $4,083, respectively.

2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At June 30, 2014, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

13. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS:

	At June 30,
(Dollars in thousands, except per share data)	2014	2013	2012
Earnings Per Common Share
Net income	$55,956	$40,291	$29,476
Preferred stock dividends	(309)	(835)	(1,271)
Net income attributable to common shareholders	$55,647	$39,456	$28,205
Average common shares issued and outstanding	14,039,809	12,758,381	11,034,890
Average unvested restricted stock grant and RSU shares	328,015	398,265	454,300
Total qualifying shares	14,367,824	13,156,646	11,489,190
Earnings per common share	$3.87	$3.00	$2.45
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$55,647	$39,456	$28,205
Preferred stock dividends to dilutive convertible preferred	—	533	955
Dilutive net income attributable to common shareholders	$55,647	$39,989	$29,160
Average common shares issued and outstanding	14,367,824	13,156,646	11,489,190
Dilutive effect of stock options	74,868	88,519	61,266
Dilutive effect of convertible preferred stock	—	574,247	938,099
Total dilutive common shares issued and outstanding	14,442,692	13,819,412	12,488,555
Diluted earnings per common share	$3.85	$2.89	$2.33

14. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases office space under an operating lease agreement scheduled to expire in June 2020. The Company pays property taxes, insurance and maintenance expenses related to this lease. Rent expense for the years ended June 30, 2014, 2013, and 2012 was $2,111, $1,644, and $929, respectively.

Pursuant to the terms of these non-cancelable lease agreements in effect at June 30, 2014, future minimum lease payments are as follows:

(Dollars in thousands)	Future minimum lease payments
2015	$2,251
2016	2,411
2017	2,517
2018	2,629
2019	2,749
Thereafter	2,873
Total	$15,430

15. OFF-BALANCE-SHEET ACTIVITIES

Credit-Related Financial Instruments. The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At June 30, 2014, we had fixed and variable rate commitments to originate or purchase loans with an aggregate outstanding principal balance of $40.5 million and $133.5 million for total commitments to originate of $174.0 million. For June 30, 2014, our fixed rate commitments to originate had a weighted-average rate of 4.06%. For June 30, 2013, we had fixed and variable rate commitments to originate or purchase loans with an aggregate outstanding principal balance of $204.3 million and $41.7 million for total commitments to originate of $205.9 million. For June 30, 2013, our fixed rate commitments to originate had a weighted average rate of 4.92%. At June 30, 2014, we also had fixed and variable rate commitments to sell loans with an aggregate outstanding principal balance of $45.1 million and $9.8 million for total commitments to sell of $54.9 million. For June 30, 2013, we had fixed and variable rate commitments to sell of $98.0 million and $8.3 million for total commitments to sell of $106.3 million. At June 30, 2014 and 2013, 26.3% and 70.7% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to tangible assets (as defined). As of June 30, 2014, the Bank met all capital adequacy requirements to which it is subject. As of June 30, 2014, the most recent filing date with the OCC, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s categorization.

The Bank's actual capital amounts and ratios are presented in the following tables:

	June 30, 2014
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank
Tier 1 leverage (core) capital (to adjusted tangible assets)	$382,441	8.66%	$176,639	4.00%	$220,799	5.00%
Tier 1 capital (to risk-weighted assets)	382,441	14.42%	N/A	N/A	159,181	6.00%
Total capital (to risk-weighted assets)	400,814	15.11%	212,241	8.00%	265,302	10.00%
Tangible capital (to tangible assets)	382,441	8.66%	66,240	1.50%	N/A	N/A

	June 30, 2013
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank
Tier 1 leverage (core) capital (to adjusted tangible assets)	$268,103	8.63%	$124,277	4.00%	$155,346	5.00%
Tier 1 capital (to risk-weighted assets)	268,103	14.52%	N/A	N/A	110,813	6.00%
Total capital (to risk-weighted assets)	282,285	15.28%	147,751	8.00%	184,689	10.00%
Tangible capital (to tangible assets)	268,103	8.63%	46,604	1.50%	N/A	N/A

17. EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

Employment Agreements. On May 26, 2011, the Company entered into an Amended and Restated Employment Agreement (the “Agreement”) with Mr. Gregory Garrabrants as President and Chief Executive Officer of the Company. The Agreement, effective as of May 26, 2011, amends and restates that employment agreement between the Company and Mr. Garrabrants on October 22, 2007. The term of the Employment Agreement runs through June 30, 2015. Under the Agreement, after July 1, 2011, Mr. Garrabrants will receive an annual base salary of $375. Contingent upon shareholder approval, the Agreement also provides for, an Annual Cash Incentive Award based upon five performance objectives set by the Company which will be individually measured at the end of each fiscal year and could aggregate to an amount between 0% and 105% of Mr. Garrabrants’ base salary and an Annual Restricted Stock Unit Award equal to 40,000 shares of common stock multiplied by a factor ranging from 0 to 3 based upon the Company’s annual return on average common equity, annual asset growth and certain monthly-agreed qualitative factors established by the Company. Upon termination of the Employment Agreement by the Company “without cause” or by Mr. Garrabrants for “good reason” (as such terms are defined in the Employment Agreement), Mr. Garrabrants will be entitled to (a) an amount in cash equal to two times his base salary, (b) a pro-rated portion of his target annual cash incentive award, (c) accelerated vesting of his equity incentive awards outstanding, including restricted stock unit awards, (d) at the Company’s election, either a pro-rated portion of his annual restricted stock unit award based upon the Company’s return on equity, or an equivalent amount in cash, and (e) continuation of health benefits for up to twelve months.

On April 22, 2010, the Company and Andrew J. Micheletti, the Company’s Executive Vice President and Chief Financial Officer, entered into a material definitive agreement entitled First Amended Employment Agreement (the “Amended Agreement”). Mr. Micheletti’s original employment agreement was effective July 1, 2003, and the Amended Agreement replaces the original agreement effective July 1, 2009. The Amended Agreement adds two achievement-based awards; an annual cash bonus target of up to 30% of current salary based upon specific performance measurements and provides a return on equity benefit of 15,000 shares of the Company’s common stock. The return on equity benefit is based upon the Company’s achievement of certain levels of return on equity as calculated at the end of each fiscal year. The annual award of common stock units under the return on equity benefit will vest over three years and each year the 15,000 share base award will be adjusted down or up by a series of multiplication factors (ranging from 0, up to 3.4 times) depending on the level of return on equity the Company achieves in each fiscal year. Both the cash bonus and the return on equity benefits require approval by the Board of Directors and the Chief Executive Officer annually under the Amended Agreement. These benefits replaced the deferred compensation and pre-tax net income benefits established in Mr. Micheletti’s original agreement in 2003.

401(k) Plan. The Company has a 401(k) Plan whereby substantially all of its employees may participate in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. For the fiscal year ended June 30, 2014, 2013, and 2012 expense attributable to the plan amounted to $1, $7, and $5, respectively.

Deferred Compensation Plans. Effective August 1, 2003, the Company adopted the Bank of Internet USA Nonqualified Deferred Compensation Plans (“Deferred Compensation Plans”) which cover designated key management employees and directors who elect to participate. The Deferred Compensation Plans allow eligible employees and directors to elect to defer up to 100% of their compensation, including commissions, bonuses and director fees. Although the Deferred Compensation Plans provide that the Company may make discretionary contributions to a participant’s account, no such discretionary contributions have been made through June 30, 2014. Participant deferrals are fully vested at all times, and discretionary contributions, if any, will be subject to a vesting schedule specified by the Company. Participants in the Deferred Compensation Plans may elect to invest their accounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the book value of the Company’s common stock. The Compensation Committee of the Board of Directors administrates the Deferred Compensation Plans. At June 30, 2014 and 2013, there was $0 and $0 deferred in connection with the Deferred Compensation Plans.

18. PARENT-ONLY CONDENSED FINANCIAL INFORMATION

The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:
BofI Holding, Inc. CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2014	2013
ASSETS
Cash and cash equivalents	$3,049	$18,341
Loans	34	31
Investment securities	88	105
Other assets	4,184	1,770
Due from subsidiary	86	100
Investment in subsidiary	372,074	257,269
Total assets	$379,515	$277,616
LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Accrued interest payable	15	15
Accounts payable and accrued liabilities	3,567	4,184
Total liabilities	8,737	9,354
Stockholders’ equity	370,778	268,262
Total liabilities and stockholders' equity	$379,515	$277,616

BofI Holding, Inc. STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands)	2014	2013	2012
Interest income	$82	$130	$93
Interest expense	143	151	149
Net interest (expense) income	(61)	(21)	(56)
Provision for loan losses	—	—	—
Net interest (expense) income, after provision for loan losses	(61)	(21)	(56)
Non-interest income (loss)	(3)	(112)	(71)
Non-interest expense	3,218	2,532	2,185
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiary	(3,282)	(2,665)	(2,312)
Dividends from subsidiary	2,600	1,300	2,600
Equity in undistributed earnings of subsidiary	56,638	41,656	29,120
Net income	$55,956	$40,291	$29,408
Comprehensive income	$56,390	$34,926	$25,012

BofI Holding, Inc. STATEMENT OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,956	$40,291	$29,408
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(41)	(70)	(52)
Impairment charge on securities	56	113	71
Accretion of discounts on loans	(12)	(10)	(9)
Stock-based compensation expense	4,358	3,297	2,493
Tax effect from exercise of common stock options and vesting of restricted stock grants	(4,856)	(2,332)	(740)
Equity in undistributed earnings of subsidiary	(72,296)	(41,693)	(29,113)
Decrease (increase) in other assets	(2,400)	(442)	209
Increase (decrease) in other liabilities	(616)	(8)	(2,618)
Net cash provided by (used in) operating activities	(19,851)	(854)	(351)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayments on loans	9	5	6
Investment in subsidiary	(42,073)	(20,000)	(22,000)
Net cash used in investing activities	(42,064)	(19,995)	(21,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock—Series B & C	—	18,544	19,487
Proceeds from exercise of common stock options	500	260	726
Proceeds from issuance of common stock	41,576	6,765	13,345
Tax effect from exercise of common stock options and vesting of restricted stock grants	4,856	2,332	739
Cash dividends on preferred stock	(309)	(1,137)	(969)
Net cash provided by (used in) financing activities	46,623	26,764	33,328
NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,292)	5,915	10,983
CASH AND CASH EQUIVALENTS—Beginning of year	18,341	12,426	1,443
CASH AND CASH EQUIVALENTS—End of year	$3,049	$18,341	$12,426

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended in Fiscal Year 2014
(Dollars in thousands)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$50,142	$45,163	$41,227	$36,346
Interest expense	9,646	9,500	8,400	8,236
Net interest income	40,496	35,663	32,827	28,110
Provision for loan losses	2,250	1,600	1,000	500
Net interest income after provision for loan losses	38,246	34,063	31,827	27,610
Non-interest income	4,723	5,212	5,543	6,976
Non-interest expense	15,766	14,347	15,304	14,514
Income before income taxes	27,203	24,928	22,066	20,072
Income tax expense	11,193	10,318	8,912	7,890
Net income	$16,010	$14,610	$13,154	$12,182
Net income attributable to common stock	$15,933	$14,533	$13,077	$12,104
Basic earnings per share	$1.09	$1.00	$0.92	$0.85
Diluted earnings per share	$1.09	$1.00	$0.91	$0.85

	Quarters Ended in Fiscal Year 2013
(Dollars in thousands)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$36,463	$34,635	$33,567	$30,989
Interest expense	8,458	8,433	8,631	8,504
Net interest income	28,005	26,202	24,936	22,485
Provision for loan losses	1,500	1,550	1,950	2,550
Net interest income after provision for loan losses	26,505	24,652	22,986	19,935
Non-interest income	7,866	6,834	6,249	6,761
Non-interest expense	15,353	13,921	12,781	11,532
Income before income taxes	19,018	17,565	16,454	15,164
Income tax expense	7,886	7,163	6,686	6,175
Net income	$11,132	$10,402	$9,768	$8,989
Net income attributable to common stock	$11,055	$10,053	$9,436	$8,912
Basic earnings per share	$0.79	$0.76	$0.71	$0.73
Diluted earnings per share	$0.78	$0.74	$0.70	$0.67