Form 10-Q
period 2014-09-30
BofI Holding, Inc.
filed 2014-11-04
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 14,813,579 shares of common stock, $0.01 par value per share, as of October 29, 2014.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2014	June 30, 2014
ASSETS
Cash and due from banks	$198,160	$155,484
Federal funds sold	100	100
Total cash and cash equivalents	198,260	155,584
Securities:
Trading	8,187	8,066
Available-for-sale	205,780	214,778
Held-to-maturity fair value $242,167 as of September 2014 and $243,966 as of June 2014	243,402	247,729
Stock of the Federal Home Loan Bank, at cost	50,525	42,770
Loans held for sale, carried at fair value	18,021	20,575
Loans held for sale, lower of cost or fair value	72,719	114,796
Loans—net of allowance for loan losses of $20,495 as of September 2014 and $18,373 as of June 2014	3,959,155	3,532,841
Accrued interest receivable	15,368	13,863
Furniture, equipment and software—net	7,362	6,707
Deferred income tax	24,240	25,245
Cash surrender value of life insurance	5,670	5,625
Mortgage servicing rights, carried at fair value	749	562
Other real estate owned and repossessed vehicles	212	75
Other assets	15,213	13,783
TOTAL ASSETS	$4,824,863	$4,402,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$206,248	$186,786
Interest bearing	3,055,508	2,854,750
Total deposits	3,261,756	3,041,536
Securities sold under agreements to repurchase	35,000	45,000
Advances from the Federal Home Loan Bank	1,075,000	910,000
Subordinated debentures	5,155	5,155
Accrued interest payable	1,195	1,350
Accounts payable and accrued liabilities and other liabilities	34,656	29,180
Total liabilities	4,412,762	4,032,221
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock— $0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of September 2014 and June 2014	5,063	5,063
Common stock—$0.01 par value; 50,000,000 shares authorized; 15,750,279 shares issued and 14,763,507 shares outstanding as of September 2014; 50,000,000 shares authorized; 15,423,822 shares issued and 14,451,900 shares outstanding as of June 2014	158	154
Additional paid-in capital	230,011	207,579
Accumulated other comprehensive income (loss)—net of tax	(8,082)	(10,366)
Retained earnings	201,224	183,460
Treasury stock, at cost; 986,772 shares as of September 2014 and 971,922 shares as of June 2014	(16,273)	(15,112)
Total stockholders’ equity	412,101	370,778
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,824,863	$4,402,999
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$48,983	$30,385
Investments	5,822	5,961
Total interest and dividend income	54,805	36,346
INTEREST EXPENSE:
Deposits	7,244	5,605
Advances from the Federal Home Loan Bank	2,180	1,363
Other borrowings	506	1,268
Total interest expense	9,930	8,236
Net interest income	44,875	28,110
Provision for loan losses	2,500	500
Net interest income, after provision for loan losses	42,375	27,610
NON-INTEREST INCOME:
Realized gain on sale of mortgage-backed securities	—	208
Other-than-temporary loss on securities:
Total impairment (losses) gains	(1,211)	253
Loss recognized in other comprehensive income	—	(825)
Net impairment loss recognized in earnings	(1,211)	(572)
Fair value gain on trading securities	121	623
Total unrealized (loss) gain on securities	(1,090)	51
Prepayment penalty fee income	877	654
Gain on sale – other	916	3,089
Mortgage banking income	3,063	1,986
Banking service fees and other income	1,483	988
Total non-interest income	5,249	6,976
NON-INTEREST EXPENSE:
Salaries and related costs	9,697	7,782
Professional services	802	1,680
Occupancy and equipment	721	549
Data processing and internet	1,514	1,185
Advertising and promotional	1,306	589
Depreciation and amortization	717	721
Real estate owned and repossessed vehicles	57	69
FDIC and regulator fees	778	547
Other general and administrative	1,854	1,392
Total non-interest expense	17,446	14,514
INCOME BEFORE INCOME TAXES	30,178	20,072
INCOME TAXES	12,337	7,890
NET INCOME	$17,841	$12,182
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$17,764	$12,104
COMPREHENSIVE INCOME	$20,125	$12,792
Basic earnings per share	$1.20	$0.85
Diluted earnings per share	$1.20	$0.85
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2014	2013
NET INCOME	$17,841	$12,182
Net unrealized gain (loss) from available-for-sale securities	1,690	(62)
Other-than-temporary impairment on held-to-maturity securities recognized in other comprehensive income	2,280	1,078
Reclassification of net gain (loss) from available-for-sale securities included in income	—	—
Unrealized gain (loss), net of reclassification adjustments, before income tax	3,970	1,016
Income tax (expense) benefit related to items of other comprehensive income	(1,686)	(406)
Other comprehensive income (loss)	2,284	610
Comprehensive income	$20,125	$12,792

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—July 1, 2014	515	$5,063	15,423,822	(971,922)	14,451,900	$154	$207,579	$183,460	$(10,366)	$(15,112)	$370,778
Net income	—	—	—	—	—	—	—	17,841	—	—	17,841
Other comprehensive income	—	—	—	—	—	—	—	—	2,284	—	2,284
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Issuance of common stock	—	—	281,217	—	281,217	3	20,560	—	—	—	20,563
Stock-based compensation expense	—	—	—	—	—	—	1,320	—	—	—	1,320
Restricted stock grants and tax benefits	—	—	45,240	(14,850)	30,390	1	552	—	—	(1,161)	(608)
Stock option exercises and tax benefits	—	—	—	—	—	—	—	—	—	—	—
BALANCE—September 30, 2014	515	$5,063	15,750,279	(986,772)	14,763,507	$158	$230,011	$201,224	$(8,082)	$(16,273)	$412,101

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,841	$12,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(1,534)	(2,076)
Net accretion of discounts on loans	(730)	(552)
Stock-based compensation expense	1,320	966
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(552)	(1,917)
Valuation of financial instruments carried at fair value	(121)	(623)
Impairment charge on securities	1,213	572
Provision for loan losses	2,500	500
Deferred income taxes	(681)	1,639
Origination of loans held for sale	(191,630)	(186,696)
Unrealized (gain) loss on loans held for sale	45	123
Gain on sales of loans held for sale	(3,935)	(5,198)
Proceeds from sale of loans held for sale	232,951	226,306
Change in fair value of mortgage servicing rights	(5)	—
(Gain) loss on sale of other real estate and foreclosed assets	12	12
Depreciation and amortization of furniture, equipment and software	717	721
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(1,505)	591
Other assets	(1,702)	380
Accrued interest payable	(155)	(19)
Accounts payable and accrued liabilities	4,867	13,077
Net cash provided by (used in) operating activities	58,916	59,988
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	—	(43,245)
Proceeds from repayment of securities	17,616	19,312
Purchase of stock of Federal Home Loan Bank	(11,850)	(6,652)
Proceeds from redemption of stock of Federal Home Loan Bank	4,095	3,570
Origination of loans for portfolio	(813,058)	(470,669)
Origination of mortgage warehouse loans, net	—	—
Proceeds from sales of other real estate owned and repossessed assets	30	146
Principal repayments on loans	392,040	265,224
Net purchases of furniture, equipment and software	(1,372)	(897)
Net cash used in investing activities	(412,499)	(233,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	220,220	100,965
Proceeds from Federal Home Loan Bank advances	695,000	143,000
Repayment of Federal Home Loan Bank advances	(530,000)	(77,417)
Repayment of other borrowings and securities sold under agreements to repurchase	(10,000)	—
Proceeds from exercise of common stock options	—	235
Proceeds from issuance of common stock	20,560	(110)
Tax benefit from exercise of common stock options and vesting of restricted stock grants	556	1,917
Cash dividends on preferred stock	(77)	(78)
Net cash provided by financing activities	396,259	168,512
NET CHANGE IN CASH AND CASH EQUIVALENTS	42,676	(4,711)
CASH AND CASH EQUIVALENTS—Beginning of year	155,584	201,694
CASH AND CASH EQUIVALENTS—End of period	$198,260	$196,983
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$10,086	$8,254
Income taxes paid	$14,802	$813
Transfers to other real estate owned and repossessed vehicles from loans	$—	$811
Transfers from loans held for investment to loans held for sale	$—	$31,367
Transfers from loans held for sale to loans held for investment	$7,127	$398
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2014 included in our Annual Report on Form 10-K.

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

Loans Held for Sale. U.S government agency (“agency”) loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank generally sells its loans with the servicing released to the buyer. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale are carried at the lower of cost or fair value.
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
Allowance for Loan Losses. The allowance for loan losses is maintained at a level estimated to provide for probable incurred losses in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible. Allocations of the allowance may be made for specific loans but the entire allowance is available for any loan that, in management’s judgment, should be charged off. See Note 5 of these financial statement footnotes and the financial statement footnotes for the year ended June 30, 2014 included in our Annual Report on Form 10-K for further information.

3.	FAIR VALUE

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurement, also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At September 30, 2014, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 25.5% of all banks in the collateral pools, compared to 16.4% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At September 30, 2014, the Company used a weighted average discount margin of 425 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic activity, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at September 30, 2014 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $909. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $1,067.
Securities—available-for-sale and held-to-maturity. Available-for-sale securities are recorded at fair value and consist of residential mortgage-backed securities (“RMBS”) issued by U.S. agencies, non-agencies, collateralized loan obligations, and municipals. Held-to-maturity securities are recorded at amortized cost and consist of RMBS issued by U.S. agencies, RMBS issued by non-agencies, and municipals. Fair value for U.S. agency securities is generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available-for-sale or held-to-maturity.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and housing price appreciation. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported in August 2014) was 6.1%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at September 30,

2014 are from 31.5% up to 97.5% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at September 30, 2014 are from 0% up to 22.8% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at September 30, 2014, the Company computed its discount rates as a spread between 240 and 704 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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
Other Real Estate Owned and Repossessed Vehicles. Non-recurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at the lower of carrying amount or fair value, less estimated costs to sell. Fair values are generally based on third-party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.
Mortgage Servicing Rights. The Company initially records all mortgage servicing rights (“MSRs”) at fair value and accounts for MSRs at fair value during the life of the MSR, with changes in fair value recorded through current period earnings. Fair value adjustments encompass market-driven valuation changes as well as modeled amortization involving the run-off of value that occurs due to the passage of time as individual loans are paid by borrowers. Market expectations about loan duration, and correspondingly the expected term of future servicing cash flows, may vary from time to time due to changes in expected prepayment activity, especially when interest rates rise or fall. Market expectations of increased loan prepayment speeds may negatively impact the fair value of the single family MSRs. Fair value is also dependent on the discount rate used in calculating present value, which is imputed from observable market activity and market participants and results in Level 3 classification. Management reviews and adjusts the discount rate on an ongoing basis. An increase in the discount rate would reduce the estimated fair value of the MSRs asset.

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with or, in some cases, more conservative than other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the relevant reporting date.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and June 30, 2014. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$8,187	$8,187
Securities—Available-for-Sale:
Agency RMBS	—	57,260	—	57,260
Non-Agency RMBS	—	—	34,171	34,171
Municipal	—	29,285	—	29,285
Other Debt Securities	—	85,064	—	85,064
Total—Securities—Available-for-Sale	$—	$171,609	$34,171	$205,780
Loans Held for Sale	$—	$18,021	$—	$18,021
Mortgage Servicing Rights	$—	$—	$749	$749
Other assets – Derivative Instruments	$—	$—	$1,058	$1,058
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$115	$115

	June 30, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$8,066	$8,066
Securities—Available-for-Sale:
Agency RMBS	—	59,880	—	59,880
Non-Agency RMBS	—	—	37,409	37,409
Municipal	—	28,943	—	28,943
Other Debt Securities	—	88,546	—	88,546
Total—Securities—Available-for-Sale	$—	$177,369	$37,409	$214,778
Loans Held for Sale	$—	$20,575	$—	$20,575
Mortgage Servicing Rights	$—	$—	$562	$562
Other assets – Derivative Instruments	$—	$—	$1,364	$1,364
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$489	$489

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2014
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$8,066	$37,409	$562	$875	$46,912
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:					—
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	121	—	—	—	121
Included in earnings—Mortgage banking	—	—	3	68	71
Included in other comprehensive income	—	(138)	—	—	(138)
Purchases, issues, sales and settlements:					—
Purchases	—	—	184	—	184
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(3,051)	—	—	(3,051)
Other-than-temporary impairment	—	(49)	—	—	(49)
Closing balance	$8,187	$34,171	$749	$943	$44,050
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$121	$—	$3	$68	$192

	For the Three Months Ended
	September 30, 2013
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$7,111	$49,284	$—	$2,222	$58,617
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	623	—	—	—	623
Included in earnings—Mortgage banking	—	—	—	(1,900)	(1,900)
Included in other comprehensive income	—	445	—	—	445
Purchases, issues, sales and settlements:
Purchases	—	—	—	—	—
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(4,949)	—	—	(4,949)
Other-than-temporary impairment	—	—	—	—	—
Closing balance	$7,734	$44,780	$—	$322	$52,836
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$623	$—	$—	$(1,900)	$(1,277)

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	September 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$8,187	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	18.8 to 31.5% (25.5%) 4.3 to 4.3% (4.3%)
Securities – Available-for-Sale: Non-agency RMBS	$34,171	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	0.2 to 44.1% (10.1%) 0.0 to 22.8% (5.6%) 31.5 to 97.5% (62.3%) 2.4 to 7.0% (4.7%)
Mortgage Servicing Rights	$750	Discounted Cash Flow	Constant Prepayment Rate, Life (in years), Discount Rate	4.9 to 13.4% (7.2%) 4.0 to 8.4 (7.2) 10.0 to 11.5% (10.1%)
Derivative Instruments, net	$943	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

	June 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$8,066	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	19.0 to 26.6% (23.1%) 4.0 to 4.0% (4.0%)
Securities – Available-for-Sale: Non-agency RMBS	$37,409	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	0.1 to 27.8 (10.0%) 0.0 to 21.7% (5.6%) 1.6 to 87.9% (61.7%) 2.5 to 8.4% (5.2%)
Mortgage Servicing Rights	$562	Discounted Cash Flow	Constant Prepayment Rate, Life (in years), Discount Rate	5.6 to 7.4% (7.4%) 3.6 to 8.3% (7.1) 10.0 to 11.5% (10.1%)
Derivative Instruments, net	$875	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

The significant unobservable inputs used in the fair value measurement of the Company’s residential mortgage-backed securities are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Interest income on investments	$56	$58
Fair value adjustment	121	623
Total	$177	$681

The table below summarizes assets measured for impairment on a non-recurring basis:

	September 30, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single Family real estate secured:
Mortgage	$—	$—	$14,355	$14,355
Home Equity	—	—	15	15
Multifamily real estate secured	—	—	6,244	6,244
Commercial real estate secured	—	—	4,309	4,309
Auto and RV secured	—	—	462	462
Total	$—	$—	$25,385	$25,385
Other real estate owned and repossessed vehicles:
Single Family real estate secured:
Mortgage	$—	$—	$47	$47
Auto and RV secured	—	—	165	165
Total	$—	$—	$212	$212
HTM Securities – Non-Agency RMBS	$—	$—	$90,976	$90,976

	June 30, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Impaired Loans:
Single Family real estate secured:
Mortgage	$—	$—	$13,385	$13,385
Home Equity	—	—	168	168
Multifamily real estate secured	—	—	4,301	4,301
Commercial real estate secured	—	—	4,376	4,376
Auto and RV secured	—	—	534	534
Total	$—	$—	$22,764	$22,764
Other real estate owned and foreclosed assets:
Auto and RV secured	—	—	75	75
Total	$—	$—	$75	$75
HTM Securities – Non-Agency RMBS	$—	$—	$91,297	$91,297

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $25,385, after charge-offs of $338 for the three months ended September 30, 2014, and life to date charge-offs of $5,802. Impaired loans had a related allowance of $258 at September 30, 2014.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $212 after charge-offs of $12 for the three months ended September 30, 2014. Our other real estate owned and foreclosed assets had a net carrying amount of $75 after charge-offs of $0 during the year ended June 30, 2014.
Held-to-maturity securities measured for impairment on a non-recurring basis had a fair value of $90,976 and a carrying amount of $91,320 at September 30, 2014, after net impairment charges to income of $1,164 and changes to other comprehensive income of $2,280 during the three months ended September 30, 2014. The Company recognized net impairment charges to income of $572 and changes in other comprehensive loss of $1,078 for the three months ended September 30, 2013. These held-to-maturity securities are valued using Level 3 inputs.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2014 and June 30, 2014.
As of September 30, 2014 and June 30, 2014, the aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	September 30, 2014	June 30, 2014
Aggregate fair value	$18,021	$20,575
Contractual balance	17,632	20,138
Gain	$389	$437
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Interest income	$153	$195
Change in fair value	23	(2,023)
Total	$176	$(1,828)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single Family real estate secured:
Mortgage	$14,355	Sales comparison approach	Adjustment for differences between the comparable sales	-34.2 to 29.5% (-3.0%)
Home Equity	$15	Sales comparison approach	Adjustment for differences between the comparable sales	-48.6 to 11.1% (-3.1%)
Multifamily real estate secured	$6,244	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-58.6 to 43.6% (-19.8%)
Commercial real estate secured	$4,309	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-74.5 to 42.9% (-16.8%)
Auto and RV secured	$462	Sales comparison approach	Adjustment for differences between the comparable sales	-4.1 to 27.3% (10.2%)
Other real estate owned:
Single Family real estate secured:
Mortgage	$47	Sales comparison approach	Adjustment for differences between the comparable sales	-9.6 to 24.8% (7.6%)
Auto and RV secured	$165	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 22.2% (10.2%)
HTM Securities – Non-Agency RMBS	$90,976	Discounted cash flow	Constant prepayment rate, constant default rate, loss severity, discount rate over LIBOR	2.0 to 29.7% (10.3%) 0.0 to 16.5% (5.9%) 31.5 to 76.8% (62.5%) 2.4 to 7.0% (5.5%)
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

	June 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single Family real estate secured:
Mortgage	$13,385	Sales comparison approach	Adjustment for differences between the comparable sales	-28.7 to 35.1% (1.3%)
Home Equity	$168	Sales comparison approach	Adjustment for differences between the comparable sales	-20.0 to 42.7% (10.1%)
Multifamily real estate secured	$4,301	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-43.3 to 65.0% (13.1%)
Commercial real estate secured	$4,376	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-84.1 to 82.4% (-22.1%)
Auto and RV secured	$534	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 27.4% (10.3%)
Other real estate owned:
Auto and RV secured	$75	Sales comparison approach	Adjustment for differences between the comparable sales	-84.0 to 41.3% (-32.8%)
HTM Securities – Non-Agency RMBS	$91,297	Discounted cash flow	Constant prepayment rate, constant default rate, loss severity, discount rate over LIBOR	0.1 to 16.3% (10.2%) 0.0 to 11.1% (5.9%) 3.5 to 76.5% (61.2%) 2.7 to 8.4% (6.2%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at the periods indicated:

	September 30, 2014
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$198,260	$198,260	$—	$—	$198,260
Securities trading	8,187	—	—	8,187	8,187
Securities available-for-sale	205,780	—	34,171	171,609	205,780
Securities held-to-maturity	243,402	—	88,818	153,349	242,167
Loans held for sale, at fair value	18,021	—	18,021	—	18,021
Loans held for sale, at lower of cost or fair value	72,719	—	—	72,755	72,755
Loans held for investment—net	3,959,155	—	—	4,050,781	4,050,781
Accrued interest receivable	15,368	—	—	15,368	15,368
Financial liabilities:
Time deposits and savings	3,261,756	—	3,290,540	—	3,290,540
Securities sold under agreements to repurchase	35,000	—	38,338	—	38,338
Advances from the Federal Home Loan Bank	1,075,000	—	1,079,472	—	1,079,472
Subordinated debentures and other borrowings	5,155	—	5,281	—	5,281
Accrued interest payable	1,195	—	1,195	—	1,195
Carrying amount and estimated fair values of financial instruments at period-end were as follows:

	June 30, 2014
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$155,584	$155,584	$—	$—	$155,584
Securities trading	8,066	—	—	8,066	8,066
Securities available-for-sale	214,778	—	177,369	37,409	214,778
Securities held-to-maturity	247,729	—	89,408	154,557	243,965
Stock of the Federal Home Loan Bank	—	—	—	—	NA
Loans held for sale, at fair value	20,575	—	20,575		20,575
Loans held for sale, at lower of cost or fair value	114,796	—	—	114,840	114,840
Loans held for investment—net	3,532,841	—	—	3,632,841	3,632,841
Accrued interest receivable	13,863	—	—	13,863	13,863
Financial liabilities:
Time deposits and savings	3,041,536	—	3,066,830	—	3,066,830
Securities sold under agreements to repurchase	45,000	—	48,883	—	48,883
Advances from the Federal Home Loan Bank	910,000	—	917,184	—	917,184
Subordinated debentures and other borrowings	5,155	—	5,284	—	5,284
Accrued interest payable	1,350	—	1,350	—	1,350

The methods and assumptions, not previously presented, used to estimate fair value are described as follows: Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available for sale securities and loans held for sale can be found earlier in this footnote. The carrying amount of stock of the Federal Home Loan Bank (“FHLB”) approximates the estimated fair value of this investment. The fair value of off-balance sheet items is not considered material.

4.	SECURITIES
The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity at September 30, 2014 and June 30, 2014 were:

	September 30, 2014
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$57,409	$1,112	$(1,261)	$57,260	$46,794	$1,759	$—	$48,553
Non-agency[2]	—	30,422	3,940	(191)	34,171	160,575	6,824	(14,051)	153,348
Total mortgage-backed securities	—	87,831	5,052	(1,452)	91,431	207,369	8,583	(14,051)	201,901
Other debt securities:
U.S. agencies[1]	—	—	—	—	—	—	—	—	—
Municipal	—	28,443	842	—	29,285	36,033	4,233	—	40,266
Non-agency	8,187	83,665	1,428	(29)	85,064	—	—	—	—
Total other debt securities	8,187	112,108	2,270	(29)	114,349	36,033	4,233	—	40,266
Total debt securities	$8,187	$199,939	$7,322	$(1,481)	$205,780	$243,402	$12,816	$(14,051)	$242,167

	June 30, 2014
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$60,670	$1,060	$(1,850)	$59,880	$47,982	$1,895	$—	$49,877
Non-agency[2]	—	33,521	4,077	(189)	37,409	163,695	6,352	(15,490)	154,557
Total mortgage-backed securities	—	94,191	5,137	(2,039)	97,289	211,677	8,247	(15,490)	204,434
Other debt securities:
U.S. agencies[1]	—	—	—	—	—	—	—	—	—
Municipal	—	28,522	425	(4)	28,943	36,052	3,480	—	39,532
Non-agency	8,066	87,913	687	(54)	88,546	—	—	—	—
Total other debt securities	8,066	116,435	1,112	(58)	117,489	36,052	3,480	—	39,532
Total debt securities	$8,066	$210,626	$6,249	$(2,097)	$214,778	$247,729	$11,727	$(15,490)	$243,966
 __________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $34,171 at September 30, 2014 consists of twenty-two different issues of super senior securities with a fair value of $22,252; one senior structured whole loan security with a fair value of $11,638 and three mezzanine z-tranche securities with a fair value of $281 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $160,575 at September 30, 2014 consists of 78 different issues of super senior securities totaling $158,450 and one senior-support security with a carrying value of $2,125. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310”). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired and a charge of $572 was recorded for the fiscal 2014 year and a charge of $0 for the three months ended September 30, 2014. At September 30, 2014 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at September 30, 2014 and June 30, 2014 were $41,124 and $67,605 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2014
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$25,932	$(1,261)	$25,932	$(1,261)	$—	$—	$—	$—	$—	$—
Non-agency	2,614	—	2,311	(191)	4,925	(191)	10,187	(129)	67,710	(13,922)	77,897	(14,051)
Total RMBS securities	2,614	—	28,243	(1,452)	30,857	(1,452)	10,187	(129)	67,710	(13,922)	77,897	(14,051)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	—	—	—	—	—	—	—	—	—	—	—	—
Non-agency	15,119	(29)	—	—	15,119	(29)	—	—	—	—	—	—
Total Other Debt	15,119	(29)	—	—	15,119	(29)	—	—	—	—	—	—
Total debt securities	$17,733	$(29)	$28,243	$(1,452)	$45,976	$(1,481)	$10,187	$(129)	$67,710	$(13,922)	$77,897	$(14,051)

	June 30, 2014
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$25,498	$(1,850)	$25,498	$(1,850)	$—	$—	$1	$—	$1	$—
Non-agency	1,819	(33)	2,402	(157)	4,221	(190)	5,871	(400)	66,974	(15,090)	72,845	(15,490)
Total RMBS securities	1,819	(33)	27,900	(2,007)	29,719	(2,040)	5,871	(400)	66,975	(15,090)	72,846	(15,490)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	47	—	2,257	(3)	2,304	(3)	—	—	—	—	—	—
Non-agency	5,365	(48)	1,389	(6)	6,754	(54)	—	—	—	—	—	—
Total Other Debt	5,412	(48)	3,646	(9)	9,058	(57)	—	—	—	—	—	—
Total debt securities	$7,231	$(81)	$31,546	$(2,016)	$38,777	$(2,097)	$5,871	$(400)	$66,975	$(15,090)	$72,846	$(15,490)

There were 36 securities that were in a continuous loss position at September 30, 2014 for a period of more than 12 months. There were 35 securities that were in a continuous loss position at June 30, 2014 for a period of more than 12 months. The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Beginning balance	$(18,138)	$(15,336)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	(39)	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(1,174)	(572)
Ending balance	$(19,351)	$(15,908)

At September 30, 2014, non-agency RMBS with a total carrying amount of $102,090 were determined to have cumulative credit losses of $19,351 of which $1,213 was recognized in earnings during the three months ended September 30, 2014. This quarter’s other-than-temporary impairment of $1,213 is related to ten non-agency RMBS with a total carrying amount of $20,827. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the non-credit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the non-credit component as a charge to other comprehensive income, net of the related income tax benefit.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in Note 3 – Fair Value. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
During the three months ended September 30, 2014, there were no security sales.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	September 30, 2014	June 30, 2014
Available-for-sale debt securities—net unrealized gains	$5,842	$4,151
Held-to-maturity debt securities—non-credit related	(19,153)	(21,433)
Subtotal	(13,311)	(17,282)
Tax benefit	5,229	6,916
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(8,082)	$(10,366)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity at September 30, 2014 were:

	September 30, 2014
	Trading	Available for sale		Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Fair Value	Carrying Amount	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$—	$5,222	$5,094	$1,575	$1,640
Due one to five years	—	16,338	16,039	6,005	6,251
Due five to ten years	—	13,714	13,645	6,766	7,038
Due after ten years	—	22,135	22,482	32,448	33,624
Total RMBS—U.S. agencies[1]	—	57,409	57,260	46,794	48,553
RMBS—Non-agency:
Due within one year	—	5,803	6,408	19,051	18,689
Due one to five years	—	15,312	16,973	50,950	49,955
Due five to ten years	—	6,772	7,782	36,724	35,216
Due after ten years	8,187	2,535	3,008	53,850	49,488
Total RMBS—Non-agency	8,187	30,422	34,171	160,575	153,348
Other debt:
Due within one year	—	20,547	20,691	910	1,013
Due one to five years	—	68,814	70,250	4,227	4,703
Due five to ten years	—	12,145	12,425	6,635	7,388
Due after ten years	—	10,602	10,983	24,261	27,162
Total other debt	—	112,108	114,349	36,033	40,266
Total	$8,187	$199,939	$205,780	$243,402	$242,167
 __________________________
1. RMBS distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2014	June 30, 2014
Single family real estate secured:
Mortgage	$2,236,370	$1,918,626
Home equity	4,386	12,690
Warehouse and other[1]	357,050	370,717
Multifamily real estate secured	1,103,799	978,511
Commercial real estate secured	21,579	24,061
Auto and RV secured	14,022	14,740
Factoring	132,077	118,945
Commercial & Industrial	152,894	152,619
Other	607	1,971
Total gross loans	4,022,784	3,592,880
Allowance for loan losses	(20,495)	(18,373)
Unaccreted discounts and loan fees	(43,134)	(41,666)
Total net loans	$3,959,155	$3,532,841
 __________________________________

1.	The balance of single family warehouse loans was $80,764 at September 30, 2014 and $92,920 at June 30, 2014. The remainder of the balance is attributable to single family lender finance loans.

Allowance for Loan Losses. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the allowance) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at September 30, 2014, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
Allowance for Loan Loss Disclosures—The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle (“RV”) and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at September 30, 2014 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $13,560 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $3,421; 715 – 769: $4,502; 700 – 714: $1,043; 660 – 699: $2,401 and less than 660: $2,193.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (“LTV”) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:
The Company had $2,222,015 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,290,619; 61% – 70%: $775,927; 71% – 80%: $132,293; and greater than 80%: $23,176.
The Company had $1,097,555 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $496,006; 56% – 65%: $359,799; 66% – 75%: $227,964; 76% – 80%: $11,077 and greater than 80%: $2,709. The Company divides the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated multifamily loans require lower estimated loss rates.
The Company had $17,271 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $9,230; 51% – 60%: $5,715; 61% – 70%: $1,425; and 71% – 80%: $901.
The Company’s lender finance portfolio consists of business loans well-collateralized by residential real estate. The Company’s commercial & industrial portfolio consists of business loans well-collateralized by business assets. The Company’s other portfolio consists of receivables factoring and other consumer loans. The Company allocates its allowance for loan loss for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended September 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Provision for loan loss	1,882	(24)	(43)	537	(70)	401	32	(166)	(49)	2,500
Charge-offs	(37)	—	—	(300)	—	(71)	—	—	—	(408)
Recoveries	3	3	—	—	—	18	—	—	6	30
Balance at September 30, 2014	$9,807	$113	$1,216	$4,022	$965	$1,160	$311	$2,882	$19	$20,495

	For the Three Months Ended September 30, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Provision for loan loss	704	(38)	(360)	681	(383)	(216)	(6)	(134)	252	500
Charge-offs	(98)	—	—	—	—	(30)	—	—	(26)	(154)
Recoveries	—	7	—	—	—	5	—	—	6	18
Balance at September 30, 2013	$5,418	$152	$890	$3,867	$995	$1,295	$195	$1,489	$245	$14,546

The following table presents our loans evaluated individually for impairment by class:

	September 30, 2014
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
Purchased	$8,332	$2,275	$6,057	$229	$6,286	$—
Home Equity:
In-house originated	88	84	4	10	14	—
Multifamily Real Estate Secured:
Purchased	3,611	1,090	2,521	—	2,521	—
Commercial Real Estate Secured:
Purchased	3,667	1,319	2,348	143	2,491	—
Auto and RV Secured:
In-house originated	1,452	1,034	418	19	437	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	5,792	—	5,792	46	5,838	212
Purchased	2,506	—	2,506	34	2,540	42
Home Equity:
In-house originated	12	—	12	—	12	—
Multifamily Real Estate Secured:
In-house originated	3,723	—	3,723	35	3,758	2
Commercial Real Estate Secured:
Purchased	1,960	—	1,960	—	1,960	1
Auto and RV Secured:
In-house originated	44	—	44	1	45	1
Total	$31,187	$5,802	$25,385	$517	$25,902	$258
As a % of total gross loans	0.78%	0.14%	0.63%	0.01%	0.64%	0.01%

	June 30, 2014
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
Purchased	$7,413	$2,189	$5,224	$223	$5,447	$—
Home Equity:
In-house originated	88	83	5	9	14	—
Multifamily Real Estate Secured:
In-house originated	2,615	746	1,869	5	1,874	—
Commercial Real Estate Secured:
Purchased	3,670	1,297	2,373	133	2,506	—
Auto and RV Secured:
In-house originated	1,561	1,072	489	27	516	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	4,074	—	4,074	22	4,096	14
Purchased	4,087	—	4,087	53	4,140	19
Home Equity:
In-house originated	163	—	163	—	163	1
Multifamily Real Estate Secured:
In-house originated	2,307	—	2,307	22	2,329	3
Purchased	125	—	125	—	125	1
Commercial Real Estate Secured:
Purchased	2,003	—	2,003	2	2,005	38
Auto and RV Secured:
In-house originated	45	—	45	1	46	1
Total	$28,151	$5,387	$22,764	$497	$23,261	$77
As a % of total gross loans	0.78%	0.15%	0.63%	0.01%	0.65%	—%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	September 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$254	$—	$—	$2	$1	$1	$—	$—	$—	$258
Collectively evaluated for impairment	9,553	113	1,216	4,020	964	1,159	311	2,882	19	20,237
Total ending allowance balance	$9,807	$113	$1,216	$4,022	$965	$1,160	$311	$2,882	$19	$20,495
Loans:
Loans individually evaluated for impairment[1]	$14,355	$16	$—	$6,244	$4,308	$462	$—	$—	$—	$25,385
Loans collectively evaluated for impairment	2,222,015	4,370	357,050	1,097,555	17,271	13,560	132,077	152,894	607	3,997,399
Principal loan balance	2,236,370	4,386	357,050	1,103,799	21,579	14,022	132,077	152,894	607	4,022,784
Unaccreted discounts and loan fees	9,207	(12)	(1,455)	2,989	(35)	194	(53,426)	(596)	—	(43,134)
Accrued interest receivable	7,095	3	379	4,288	19	75	228	1,144	—	13,231
Total recorded investment in loans	$2,252,672	$4,377	$355,974	$1,111,076	$21,563	$14,291	$78,879	$153,442	$607	$3,992,881
________________
1. Loans evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$33	$1	$—	$4	$38	$1	$—	$—	$—	$77
Collectively evaluated for impairment	4,779	182	1,250	3,182	1,340	1,535	201	1,623	13	14,105
Total ending allowance balance	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Loans:
Loans individually evaluated for impairment[1]	$13,385	$168	$—	$4,301	$4,376	$534	$—	$—	$—	$22,764
Loans collectively evaluated for impairment	1,905,241	12,522	370,717	974,210	19,685	14,206	118,945	152,619	1,971	3,570,116
Principal loan balance	1,918,626	12,690	370,717	978,511	24,061	14,740	118,945	152,619	1,971	3,592,880
Unaccreted discounts and loan fees	7,138	(11)	(2,055)	2,336	(37)	215	(48,546)	(706)	—	(41,666)
Accrued interest receivable	5,947	39	433	3,704	45	74	163	825	—	11,230
Total recorded investment in loans	$1,931,711	$12,718	$369,095	$984,551	$24,069	$15,029	$70,562	$152,738	$1,971	$3,562,444
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans consisted of the following:

(Dollars in thousands)	September 30, 2014	June 30, 2014
Single Family Real Estate Secured:
Mortgage:
In-house originated	$5,792	$4,073
Purchased	8,025	8,323
Home Equity:
In-house originated	15	168
Multifamily Real Estate Secured:
In-house originated	3,723	2,307
Purchased	2,521	1,995
Commercial Real Estate Secured:
Purchased	4,309	2,985
Total non-performing loans secured by real estate	24,385	19,851
Auto and RV Secured	462	534
Total non-performing loans	$24,847	$20,385
Non-performing loans to total loans	0.62%	0.57%

Approximately 21.19% of our non-performing loans at September 30, 2014 were considered TDRs, compared to 19.60% at June 30, 2014. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. The Bank has no loans over 90 days delinquent that are still accruing at September 30, 2014.
Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to the performing loan category and any previously deferred interest income is recognized. Approximately 55.61% of the Bank’s non-performing loans are single family first mortgages already written down to 45.75% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.
The following table provides the outstanding unpaid balance of loans that are performing and non-performing by portfolio class:

	September 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$2,222,553	$4,371	$357,050	$1,097,555	$17,270	$13,560	$132,077	$152,894	$607	$3,997,937
Non-performing	13,817	15	—	6,244	4,309	462	—	—	—	24,847
Total	$2,236,370	$4,386	$357,050	$1,103,799	$21,579	$14,022	$132,077	$152,894	$607	$4,022,784

	June 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,906,230	$12,522	$370,717	$974,209	$21,076	$14,206	$118,945	$152,619	$1,971	$3,572,495
Non-performing	12,396	168	—	4,302	2,985	534	—	—	—	20,385
Total	$1,918,626	$12,690	$370,717	$978,511	$24,061	$14,740	$118,945	$152,619	$1,971	$3,592,880

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	September 30, 2014
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$2,118,695	$103,858	$2,222,553	$949,240	$148,315	$1,097,555	$6,102	$11,168	$17,270
Non-performing	5,792	8,025	13,817	3,723	2,521	6,244	—	4,309	4,309
Total	$2,124,487	$111,883	$2,236,370	$952,963	$150,836	$1,103,799	$6,102	$15,477	$21,579

	June 30, 2014
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$1,797,526	$108,704	$1,906,230	$816,682	$157,527	$974,209	$6,164	$14,912	$21,076
Non-performing	4,073	8,323	12,396	2,307	1,995	4,302	—	2,985	2,985
Total	$1,801,599	$117,027	$1,918,626	$818,989	$159,522	$978,511	$6,164	$17,897	$24,061

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

The Company classifies these loans as performing loans temporarily modified as TDR and are included in impaired loans as follows:

	September 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$538	$—	$—	$—	$—	$—	$—	$—	$—	$538
Non-performing loans	13,817	15	—	6,244	4,309	462	—	—	—	24,847
Total impaired loans	$14,355	$15	$—	$6,244	$4,309	$462	$—	$—	$—	$25,385

	June 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$989	$—	$—	$—	$1,390	$—	$—	$—	$—	$2,379
Non-performing loans	12,396	168	—	4,302	2,985	534	—	—	—	20,385
Total impaired loans	$13,385	$168	$—	$4,302	$4,375	$534	$—	$—	$—	$22,764

The Company recognizes interest on performing loans temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended September 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$6	$—	$—	$—	$20	$—	$—	$—	$—	$26
Average balances of performing TDRs	$763	$—	$—	$—	$695	$—	$—	$—	$—	$1,458
Average balances of impaired loans	$13,870	$92	$—	$5,273	$4,342	$498	$—	$—	$—	$24,075

	For the Three Months Ended September 30, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$10	$1	$—	$30	$20	$17	$—	$—	$—	$78
Average balances of performing TDRs	$1,014	$35	$—	$1,626	$1,419	$861	$—	$—	$—	$4,955
Average balances of impaired loans	$11,320	$55	$—	$4,898	$3,544	$1,281	$19	$—	$18	$21,135
The Company’s loan modifications primarily included single family, multifamily and commercial loans of which included one or a combination of the following: a reduction of the stated interest rate or delinquent property taxes that were paid by the Bank and either repaid by the borrower over a one year period or capitalized and amortized over the remaining life of the loan. The Company’s loan modifications also included RV loans in which borrowers were able to make interest-only payments for a period of six months to a year which then reverted back to fully amortizing.
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

The following table presents the composition of our loan portfolio by credit quality indicators:

	September 30, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$2,106,993	$11,702	$5,792	$—	$2,124,487
Purchased	101,980	735	9,168	—	111,883
Home Equity:
In-house originated	4,245	—	141	—	4,386
Warehouse and other:
In-house originated	357,050	—	—	—	357,050
Multifamily Real Estate Secured:
In-house originated	930,604	14,038	8,321	—	952,963
Purchased	141,317	4,894	4,625	—	150,836
Commercial Real Estate Secured:
In-house originated	5,080	1,022	—	—	6,102
Purchased	10,859	—	4,618	—	15,477
Auto and RV Secured:
In-house originated	13,479	27	516	—	14,022
Factoring:
In-house originated	132,077	—	—	—	132,077
Commercial & Industrial:
In-house originated	152,894	—	—	—	152,894
Other	607	—	—	—	607
Total	$3,957,185	$32,418	$33,181	$—	$4,022,784
As a % of total gross loans	98.37%	0.81%	0.82%	—%	100.00%

	June 30, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$1,784,694	$11,083	$5,822	$—	$1,801,599
Purchased	104,457	3,030	9,540	—	117,027
Home Equity:
In-house originated	4,035	30	168	—	4,233
Purchased	8,457	—	—	—	8,457
Warehouse and other:
In-house originated	370,717	—	—	—	370,717
Multifamily Real Estate Secured:
In-house originated	796,119	16,068	6,802	—	818,989
Purchased	150,534	2,896	6,092	—	159,522
Commercial Real Estate Secured:
In-house originated	6,164	—		—	6,164
Purchased	13,211	—	4,686	—	17,897
Auto and RV Secured:
In-house originated	13,943	145	652	—	14,740
Factoring:
In-house originated	118,945	—	—	—	118,945
Commercial & Industrial:
In-house originated	152,619	—	—	—	152,619
Other	1,971	—	—	—	1,971
Total	$3,525,866	$33,252	$33,762	$—	$3,592,880
As a % of total gross loans	98.13%	0.93%	0.94%	—%	100.00%
The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the period indicated:

	September 30, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$8,472	$7,539	$5,210	$21,221
Purchased	1,339	446	4,197	5,982
Home equity:
In-house originated	66	—	—	66
Multifamily real estate secured:
In-house originated	—	618	291	909
Purchased	1,307	—	—	1,307
Commercial real estate secured:
Purchased	—	—	382	382
Auto and RV secured	168	36	21	225
Total	$11,352	$8,639	$10,101	$30,092
As a % of total gross loans	0.28%	0.21%	0.25%	0.74%

	June 30, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$4,519	$489	$2,660	$7,668
Purchased	1,468	390	3,661	5,519
Home equity
In-house originated	21	—	—	21
Multifamily real estate secured
In-house originated	291	—	293	584
Purchased	—	—	125	125
Commercial real estate secured
Purchased	—	—	383	383
Auto and RV secured	177	—	64	241
Factoring	48	—	—	48
Commercial and industrial	—	328	—	328
Total	$6,524	$1,207	$7,186	$14,917
As a % of total gross loans	0.18%	0.04%	0.20%	0.42%

6.	STOCK-BASED COMPENSATION
The Company has three equity incentive plans, the 2014 Stock Incentive Plan (“2014 Plan”), the 2004 Stock Incentive Plan (“2004 Plan”) and the 1999 Stock Option Plan (collectively, the “Plans”), which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants.
1999 Stock Option Plan. In July 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan (“1999 Plan”) and in August 2001, the Company’s shareholders approved an amendment to the 1999 Plan such that 15% of the outstanding shares of the Company would always be available for grants under the 1999 Plan. The 1999 Plan is designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The 1999 Plan requires that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and non-qualified options. The options issued under the 1999 Plan generally vest in between three and five years. Option expiration dates are established by the plan administrator but may not be later than 10 years after the date of the grant.
In November 2007, the shareholders of the Company approved the termination of the 1999 Plan. No new option awards will be made under the 1999 Plan and the outstanding awards under the 1999 Plan will continue to be subject to the terms and conditions of the 1999 Plan.
2004 Stock Incentive Plan. In October 2004, the Company’s Board of Directors and the stockholders approved the 2004 Plan. In November 2007, the 2004 Plan was amended and approved by the Company’s stockholders. The maximum number of shares of common stock available for issuance under the 2004 Plan is 14.8% of the Company’s outstanding common stock measured from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance will also automatically increase by an additional 1.5% on the first day of each of four fiscal years starting July 1, 2007. At September 30, 2014, there were a maximum of 2,661,705 shares available for issuance under the limits of the 2004 Plan. With the stockholders approving the 2014 Plan in October 2014, no further awards will be made under the 2004 Plan and the 2004 Plan will remain in effect only so long as awards made thereunder remain outstanding.
2014 Stock Incentive Plan. In October 2014, the Company’s Board of Directors and the stockholders approved the 2014 Plan. The maximum number of shares of common stock available for issuance under the 2014 Plan is 920,000. Prior to stockholder approval of the 2014 Plan, no shares were available for issuance under the limits of the 2014 Plan.
Stock Options. At September 30, 2014 and at June 30, 2014, all expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding—June 30, 2013	162,482	$8.81
Granted	—	—
Exercised	(55,532)	9.00
Cancelled	—	—
Outstanding—June 30, 2014	106,950	$8.71
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding—September 30, 2014	106,950	$8.71
Options exercisable—June 30, 2013	162,482	$8.81
Options exercisable—June 30, 2014	106,950	$8.71
Options exercisable—September 30, 2014	106,950	$8.71

The following table summarizes information as concerning currently outstanding and exercisable options:

As of September 30, 2014
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	34,550	1.82	34,550	$7.35
8.50	7,500	1.16	7,500	8.50
9.20	7,500	0.90	7,500	9.20
9.50	57,400	0.82	57,400	9.50
	106,950	1.17	106,950	8.71

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at September 30, 2014 was $6,844.
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
During the three months ended September 30, 2014 and 2013, the Company granted 129,251 and 104,970 restricted stock units, respectively, to employees and directors. Restricted stock unit awards (“RSUs”) granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the three months ended September 30, 2014 and 2013 included stock award expense of $1,320 and $966, with total income tax benefit of $540 and $391 respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2014, unrecognized compensation expense related to non-vested awards aggregated to $16,514 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2015	$5,017
2016	5,848
2017	4,128
2018	1,521
Total	$16,514

The following table presents the status and changes in restricted stock grants for the periods indicated:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2013	298,485	$22.13
Granted	132,944	59.91
Vested	(169,760)	23.37
Cancelled	(25,230)	34.41
Non-vested balance at June 30, 2014	236,439	$41.17
Granted	129,251	76.71
Vested	(45,240)	26.78
Cancelled	(5,172)	54.31
Non-vested balance at September 30, 2014	315,278	$57.59

The total fair value of shares vested for the three months ended September 30, 2014 was $3,540. The total fair value of shares vested for the three months ended September 30, 2013 was $4,237.
2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. At September 30, 2014, there have been no shares issued under the 2004 Employee Stock Purchase Plan.

7.	EARNINGS PER SHARE (“EPS”)
Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in the Company’s earnings.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2014	2013
Earnings Per Common Share
Net income	$17,841	$12,182
Preferred stock dividends	(77)	(78)
Net income attributable to common shareholders	$17,764	$12,104
Average common shares issued and outstanding	14,511,365	13,850,909
Average unvested RSU shares	275,409	330,948
Total qualifying shares	14,786,774	14,181,857
Earnings per common share	$1.20	$0.85
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$17,764	$12,104
Preferred stock dividends to dilutive convertible preferred	—	—
Dilutive net income attributable to common shareholders	$17,764	$12,104
Average common shares issued and outstanding	14,786,774	14,181,857
Dilutive effect of stock options	58,853	79,631
Dilutive effect of convertible preferred stock	—	—
Total dilutive common shares issued and outstanding	14,845,627	14,261,488
Diluted earnings per common share	$1.20	$0.85

8.	COMMITMENTS AND CONTINGENCIES

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
At September 30, 2014, the Company had commitments to originate $52,870 in fixed rate loans and $116,765 in variable rate loans, totaling an aggregate outstanding principal balance of $169,635. Our fixed rate loan commitments to originate had rates ranging from 3.00% to 9.32%. At September 30, 2014, the Company also had commitments to sell $60,956 in fixed rate loans and $4,763 in variable rate loans, totaling an aggregate outstanding principal balance of $65,719.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the three months ended September 30, 2014, and no refinances of existing loans and no new loans during the three months ended September 30, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2014, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Performance” in our Annual Report on Form 10-K for the year ended June 30, 2014, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General

Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with approximately $4.8 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.

BofI Federal Bank is a federal savings bank wholly-owned by our company and regulated by the Office of the Comptroller of the Currency (“OCC”). The parent company, BofI Holding, Inc., is a unitary savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.
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

Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2014 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year end June 30, 2014.

Use of Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as core earnings. We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings (“core earnings”), a non-GAAP measurement, which we believe provides useful information about the Bank’s operating performance. Excluding the securities gains and losses provides investors with an understanding of our Bank’s core lending and mortgage banking business. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	September 30, 2014	June 30, 2014	September 30, 2013
Selected Balance Sheet Data:
Total assets	$4,824,863	$4,402,999	$3,284,182
Loans—net of allowance for loan losses	3,959,155	3,532,841	2,433,001
Loans held for sale, at fair value	18,021	20,575	19,695
Loans held for sale, lower of cost or fair value	72,719	114,796	51,223
Allowance for loan losses	20,495	18,373	14,546
Securities—trading	8,187	8,066	7,734
Securities—available-for-sale	205,780	214,778	220,081
Securities—held-to-maturity	243,402	247,729	267,670
Total deposits	3,261,756	3,041,536	2,192,964
Securities sold under agreements to repurchase	35,000	45,000	110,000
Advances from the FHLB	1,075,000	910,000	656,000
Subordinated debentures and other borrowings	5,155	5,155	5,155
Total stockholders’ equity	412,101	370,778	282,617

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2014	2013
Selected Income Statement Data:
Interest and dividend income	$54,805	$36,346
Interest expense	9,930	8,236
Net interest income	44,875	28,110
Provision for loan losses	2,500	500
Net interest income after provision for loan losses	42,375	27,610
Non-interest income	5,249	6,976
Non-interest expense	17,446	14,514
Income before income tax expense	30,178	20,072
Income tax expense	12,337	7,890
Net income	$17,841	$12,182
Net income attributable to common stock	$17,764	$12,104
Per Share Data:
Net income:
Basic	$1.20	$0.85
Diluted	$1.20	$0.85
Book value per common share	$27.57	$20.11
Tangible book value per common share	$27.52	$20.11
Weighted average number of shares outstanding:
Basic	14,786,774	14,181,857
Diluted	14,845,627	14,261,488
Common shares outstanding at end of period	14,763,507	13,803,247
Common shares issued at end of period	15,750,279	14,729,240
Performance Ratios and Other Data:
Loan originations for investment	$813,058	$470,669
Loan originations for sale	$191,630	$186,696
Loan purchases	$—	$—
Return on average assets	1.56%	1.63%
Return on average common stockholders’ equity	18.61%	17.73%
Interest rate spread[1]	3.85%	3.73%
Net interest margin[2]	3.98%	3.86%
Efficiency ratio	34.81%	41.37%
Capital Ratios:
Equity to assets at end of period	8.54%	8.61%
Tier 1 leverage (core) capital to adjusted tangible assets[3]	8.72%	8.50%
Tier 1 risk-based capital ratio[3]	14.75%	14.65%
Total risk-based capital ratio[3]	15.46%	15.41%
Tangible capital to tangible assets[3]	8.70%	8.50%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.04%	0.02%
Non-performing loans to total loans	0.62%	0.63%
Non-performing assets to total assets	0.52%	0.55%
Allowance for loan losses to total loans at end of period	0.51%	0.59%
Allowance for loan losses to non-performing loans	82.48%	92.98%
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
3. Reflects regulatory capital ratios of BofI Federal Bank.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2014 and 2013
For the three months ended September 30, 2014, we had net income of $17.8 million compared to net income of $12.2 million for the three months ended September 30, 2013. Net income attributable to common stockholders was $17.8 million or $1.20 per diluted share for the three months ended September 30, 2014 compared to net income attributable to common shareholders of $12.1 million or $0.85 per diluted share for the three months ended September 30, 2013.

Other key comparisons between our operating results for the three months ended September 30, 2014 and 2013 are as follows:

•
Net interest income increased $16.8 million due to a 54.6% increase in average earning assets in the three months ended September 30, 2014. These increases were primarily the result of growth in our loan portfolio and a net decrease in the average funding rate of our liabilities. Our net interest margin increased 12 basis points in the three months ended September 30, 2014 compared to September 30, 2013. The overall rate on interest earning assets was lower by 13 basis points for the three months ended September 30, 2014 compared to September 30, 2013, primarily due to a decrease in market interest rates for new loans and borrower repayments of higher rate loans. This reduction on the asset side was more than offset by a 25 basis point reduction in average rates paid on interest bearing liabilities for the three months ended September 30, 2014 compared to September 30, 2013. The maturity of higher-rate term deposits, reduction of securities sold under agreements to repurchase and addition of lower rate demand and savings deposits was the primary reason for the decrease in average rates paid for the three months ended September 30, 2014 compared to September 30, 2013.

•
Non-interest income decreased $1.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in non-interest income for the three months ended September 30, 2014 compared to September 30, 2013 was the result of a $2.2 million decrease in gain on sale – other from reduced sales of structured settlements, a $1.1 million increase in unrealized losses on securities and a $0.2 million decrease in realized gain on sale of mortgage-backed securities, partially offset by a $1.1 million increase in mortgage banking income, a $0.5 million increase in banking service fees and other income and a $0.2 million increase in prepayment penalty fee income.

•
Non-interest expense increased $2.9 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. For the three months ended September 30, 2014 compared to the three months ended September 30, 2013 salaries and related expenses increased $1.9 million primarily due to the overall increase in staff, mainly in our loan and deposit areas to support the overall growth of the Bank. Professional fees decreased $0.9 million primarily attributable to a reduction in legal fees. Data processing and internet expense increased $0.3 million due to core system updates and increased bank customers. Advertising and promotional expense increased $0.7 million as a result of increased mortgage banking activity and deposit marketing. Other general and administrative costs increased by $0.5 million attributable to loan production expense.

For the three months ended September 30, 2014 and 2013 core earnings were $18.5 million and $12.0 million, respectively.

Below is a reconciliation of net income to core earnings:

	Three Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Net Income	$17,841	$12,182
Realized securities losses (gains)	—	(208)
Unrealized securities losses (gains)	1,090	(51)
Tax (provision) benefit	(446)	102
Core earnings	$18,485	$12,025
Net Interest Income
Net interest income for the three months ended September 30, 2014 totaled $44.9 million, an increase of 59.6%, compared to net interest income of $28.1 million for the three months ended September 30, 2013. The growth of net interest income for the three months ended September 30, 2014 is primarily due to net loan portfolio growth, which increased average earning assets, and due to a net decrease in the average funding rate of our liabilities.

Total interest and dividend income during the three months ended September 30, 2014 increased 50.8% to $54.8 million, compared to $36.3 million during the three months ended September 30, 2013. The increase in interest and dividend income for the three months ended September 30, 2014 was primarily attributable to growth in average earning assets from growth in the loan portfolio. The average balance of loans increased 63.9% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in interest income on loans was partially offset by lower rates earned on loans and mortgage-backed securities. The net growth in average earning assets for the three months ended September 30, 2014 was funded largely by increased deposits and to a lesser extent borrowings.
Total interest expense was $9.9 million for the three months ended September 30, 2014, an increase of $1.7 million or 20.6% as compared with the same period in 2013. The average funding rate for the three months ended September 30, 2014 compared to the same 2013 period decreased by 25 basis points while average interest-bearing liabilities grew 50.7%. The decrease in the average funding rates for the three months ended September 30, 2014 compared to the same period in 2013, was primarily driven by the $1.2 billion increase in interest-bearing demand and savings accounts at an average rate of 72 basis points. A decrease in the rates for FHLB advances of 16 basis points as a result of the mix of short and long-term borrowings over the period also contributed to the decrease for the three months ended September 30, 2014 compared with the same period in 2013. Net interest margin, defined as annualized net interest income divided by average earning assets, increased by 12 basis points to 3.98% for the three months ended September 30, 2014, compared with 3.86% for the three months ended September 30, 2013.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended
	September 30,
	2014			2013
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$3,844,999	$48,983	5.10%	$2,345,467	$30,385	5.18%
Federal funds sold	26	—	—%	—	—	—%
Interest-earning deposits in other financial institutions	154,595	88	0.23%	60,250	42	0.28%
Mortgage-backed and other investment securities[4]	463,082	4,847	4.19%	483,819	5,609	4.64%
Stock of the FHLB, at cost	44,087	887	8.05%	26,356	310	4.70%
Total interest-earning assets	4,506,789	54,805	4.86%	2,915,892	36,346	4.99%
Non-interest-earning assets	60,668			72,105
Total assets	$4,567,457			$2,987,997
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$2,239,402	$4,042	0.72%	$1,049,471	$1,777	0.68%
Time deposits	748,445	3,202	1.71%	962,711	3,828	1.59%
Securities sold under agreements to repurchase	41,196	470	4.56%	110,000	1,232	4.48%
Advances from the FHLB	892,098	2,180	0.98%	477,554	1,363	1.14%
Other borrowings	5,155	36	2.79%	5,155	36	2.79%
Total interest-bearing liabilities	3,926,296	9,930	1.01%	2,604,891	8,236	1.26%
Non-interest-bearing demand deposits	216,179			82,860
Other non-interest-bearing liabilities	38,127			22,149
Stockholders’ equity	386,856			278,097
Total liabilities and stockholders’ equity	$4,567,458			$2,987,997
Net interest income		$44,875			$28,110
Interest rate spread[5]			3.85%			3.73%
Net interest margin[6]			3.98%			3.86%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $32.0 million and $32.6 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2014 and 2013 three month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended
	September 30, 2014
	2014 vs 2013
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$19,419	$(469)	$(352)	$18,598
Federal funds sold	—	—	—	—
Interest-earning deposits in other financial institutions	66	(8)	(12)	46
Mortgage-backed and other investment securities	(241)	(544)	23	(762)
Stock of the FHLB, at cost	208	221	148	577
	$19,452	$(800)	$(193)	$18,459
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$2,023	$105	$137	$2,265
Time deposits	(852)	289	(63)	(626)
Securities sold under agreements to repurchase	(771)	22	(13)	(762)
Advances from the FHLB	1,181	(191)	(173)	817
Other borrowings	—	—	—	—
	$1,581	$225	$(112)	$1,694

Provision for Loan Losses
The loan loss provision was $2.5 million for the three months ended September 30, 2014 compared to $0.5 million for the same period in 2013. The increase in the provision for the three months ended September 30, 2014 is primarily due to additions to the allowance for growth of the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2014	2013	Inc (Dec)
Realized gain on securities:
Sale of mortgage-backed securities	$—	$208	$(208)
Total realized gain on securities	—	208	(208)
Other-than-temporary loss on securities:
Total impairment losses	$(1,211)	$253	$(1,464)
Loss recognized in other comprehensive loss	—	(825)	825
Net impairment loss recognized in earnings	(1,211)	(572)	(639)
Fair value gain on trading securities	121	623	(502)
Total unrealized loss on securities	(1,090)	51	(1,141)
Prepayment penalty fee income	877	654	223
Gain on sale – other	916	3,089	(2,173)
Mortgage banking income	3,063	1,986	1,077
Banking service fees and other income	1,483	988	495
Total non-interest income	$5,249	$6,976	$(1,727)

Non-interest income decreased $1.7 million to $5.2 million for the three months ended September 30, 2014. The decrease was primarily the result of a $2.2 million decrease in gain on sale – other as we reduced sales of structured settlements, an increase in unrealized loss on securities of $1.1 million and a decrease in realized gain on securities of $0.2 million. The decrease in non-interest income was partially offset by a $1.1 million increase in mortgage banking income. Other contributions to partially offset the decrease in non-interest income were a $0.2 million increase in prepayment penalty fee income and a $0.5 million increase in banking service fees and other income.
Included in gain on sale – other are sales of structured settlement annuity receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2014	2013	Inc (Dec)
Salaries and related costs	$9,697	$7,782	$1,915
Professional services	802	1,680	(878)
Occupancy and equipment	721	549	172
Data processing and internet	1,514	1,185	329
Advertising and promotional	1,306	589	717
Depreciation and amortization	717	721	(4)
Real estate owned and repossessed vehicles	57	69	(12)
FDIC and regulator fees	778	547	231
Other general and administrative	1,854	1,392	462
Total non-interest expenses	$17,446	$14,514	$2,932

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $17.4 million for the three months ended September 30, 2014, up from $14.5 million for the three months ended September 30, 2013. The increase in compensation expense for the three months ended September 30, 2014 is primarily due to the expansion of the Bank’s staffing for lending products, strategic partnerships, business banking and regulatory compliance.
Total salaries and related costs increased $1.9 million to $9.7 million for the three months ended September 30, 2014 compared to $7.8 million for the three months ended September 30, 2013 due to increased staffing levels to support growth in deposit and lending activities. Our staff increased to 393 from 320, or 22.8% between September 30, 2014 and 2013, respectively.
Professional services, which include accounting and legal fees, decreased $0.9 million for the three months ended September 30, 2014, compared to the three month period last year. Professional services for the three months ended September 30, 2014 decreased due to lower volume of legal fees and increased insurance reimbursement.
Advertising and promotional expense increased $0.7 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase was primarily due to online, email and direct leads expense related to agency mortgage banking and deposit marketing.
Data processing and internet expense increased $0.3 million for the three months ended September 30, 2014, compared to the three month period in fiscal 2013, respectively. The increase was primarily due to growth in the number of customer accounts and enhancements to the Bank’s core processing system.
The cost of our Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges increased $0.2 million for the three months ended September 30, 2014, compared to the three month period last year. The increase was due to the overall growth of the Bank’s liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs increased by $0.5 million for the three months ended September 30, 2014, compared to the three month period in fiscal 2013. The increase was primarily related to costs supporting loan production.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2014 and 2013 were 40.88% and 39.31%, respectively. The changes in the tax rates are the result of changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $421.9 million, or 9.6%, to $4,824.9 million, as of September 30, 2014, up from $4,403.0 million at June 30, 2014. The increase in total assets was primarily due to an increase of $426.3 million in net loans held for investment. Total liabilities increased $380.5 million, primarily from growth in demand and savings deposits of $261.7 million and FHLB advances of $165.0 million, partially offset by a decline in time deposits of $60.9 million and the expiration of $10.0 million of reverse repurchase agreements.
Loans
Net loans held for investment increased 12.1% to $3,959.2 million at September 30, 2014 from $3,532.8 million at June 30, 2014. The increase in the loan portfolio was primarily due to loan originations and purchases of $813.1 million, partially offset by loan repayments and other adjustments of $386.7 million during the three months ended September 30, 2014.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2014		June 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$2,236,370	55.58%	$1,918,626	53.41%
Home equity	4,386	0.11%	12,690	0.35%
Warehouse and other	357,050	8.88%	370,717	10.32%
Multifamily real estate secured	1,103,799	27.44%	978,511	27.23%
Commercial real estate secured	21,579	0.54%	24,061	0.67%
Auto and RV secured	14,022	0.35%	14,740	0.41%
Factoring	132,077	3.28%	118,945	3.31%
Commercial & Industrial	152,894	3.80%	152,619	4.25%
Other	607	0.02%	1,971	0.05%
Total gross loans	4,022,784	100.00%	3,592,880	100.00%
Allowance for loan losses	(20,495)		(18,373)
Unaccreted discounts and loan fees	(43,134)		(41,666)
Net mortgage loans on real estate	$3,959,155		$3,532,841

The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of September 30, 2014, the Company had $569.7 million of interest only mortgage loans and $5.8 million of option adjustable-rate mortgage loans. Through September 30, 2014, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At September 30, 2014, our non-performing loans totaled $24.8 million, or 0.62% of total gross loans and our total non-performing assets totaled $25.1 million, or 0.52% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2014	June 30, 2014	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$13,817	$12,396	$1,421
Home equity	15	168	(153)
Warehouse and other	—	—	—
Multifamily real estate secured	6,244	4,302	1,942
Commercial real estate secured	4,309	2,985	1,324
Total non-performing loans secured by real estate	24,385	19,851	4,534
Auto and RV secured	462	534	(72)
Factoring	—	—	—
Commercial & Industrial	—	—	—
Other	—	—	—
Total non-performing loans	24,847	20,385	4,462
Foreclosed real estate	48	—	48
Repossessed—vehicles	164	75	89
Total non-performing assets	$25,059	$20,460	$4,599
Total non-performing loans as a percentage of total loans	0.62%	0.57%	0.05%
Total non-performing assets as a percentage of total assets	0.52%	0.46%	0.06%

Total non-performing assets increased from $20.5 million at June 30, 2014 to $25.1 million at September 30, 2014. As a percentage of total assets, non-performing assets increased from 0.46% at June 30, 2014 to 0.52% at September 30, 2014. The non-performing assets increase of approximately $4.6 million, was primarily the result of one loan in each of the following segments: single family, multifamily, and commercial.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings on mortgage loans and RV loans with outstanding balances totaling $0.5 million at September 30, 2014 and $2.4 million at June 30, 2014.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2014, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at September 30, 2014 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $13,560 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $3,421; 715 – 769: $4,502; 700 – 714: $1,043; 660 – 699: $2,401 and less than 660: $2,193.
We experienced increased charge-offs of RV loans in fiscal 2007 through 2011, due to the nationwide recession. Our portfolio of RV loans is expected to decrease in the future because the Bank ceased originating RV loans in fiscal 2009.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (“LTV”) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying quantitative and qualitative loss rates. The LTV groupings for each significant mortgage class are as follows (dollars in thousands):
The Company had $2,222,015 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,290,619; 61% – 70%: $775,927; 71% – 80%: $132,293; greater than 80%: $23,176.
The Company had $1,097,555 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $496,006; 56% – 65%: $359,799; 66% – 75%: $227,964; 76% – 80%: $11,077 and greater than 80%: $2,709.
The Company had $17,271 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $9,230; 51% – 60%: $5,715; 61% – 70%: $1,425; and 71% – 80%: $901.
The weighted average LTV percentage for our entire real estate loan portfolio was 55% at September 30, 2014. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

(Dollars in thousands)	September 30, 2014	June 30, 2014
Non-performing loans—90+ days past due plus other non-accrual loans	$24,847	$16,390
Troubled debt restructuring loans—non-accrual	—	3,995
Troubled debt restructuring loans—performing	538	2,379
Total impaired loans	$25,385	$22,764

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2014		June 30, 2014
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	9,807	47.86%	7,959	43.32%
Home equity	113	0.55%	134	0.73%
Warehouse and other	1,216	5.93%	1,259	6.85%
Multifamily real estate secured	4,022	19.62%	3,785	20.60%
Commercial real estate secured	965	4.71%	1,035	5.63%
Auto and RV secured	1,160	5.66%	812	4.42%
Factoring	311	1.52%	279	1.52%
Commercial & Industrial	2,882	14.06%	3,048	16.59%
Other	19	0.09%	62	0.34%
Total	$20,495	100.00%	$18,373	100.00%
The loan loss provision was $2.5 million and $0.5 million for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase for the three months ended September 30, 2014 in the loan loss provision was primarily the result of growth in the loan portfolio. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing REO and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $457.4 million as of September 30, 2014, compared with $470.6 million at June 30, 2014. During the three months ended September 30, 2014, we did not purchase any debt securities and received principal repayments of approximately $10.8 million in our available-for-sale portfolio. In our held-to-maturity portfolio, we received principal repayments of $6.8 million with the balance of the change attributable to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held-to-maturity or available-for-sale at the time of purchase based upon small issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $220.2 million, or 7.2%, to $3,261.8 million at September 30, 2014, from $3,041.5 million at June 30, 2014. Our deposit growth was the result of a 17.2% increase in interest-bearing demand accounts and a 7.2% increase in savings accounts. Increases in business banking customers resulted in higher demand and savings account business, which replaced maturing time deposits during the three months ended September 30, 2014.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2014		June 30, 2014
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$206,248	—%	$186,786	—%
Interest-bearing:
Demand	1,324,034	0.68%	1,129,535	0.63%
Savings	1,003,149	0.73%	935,973	0.73%
Total interest-bearing demand and savings	2,327,183	0.70%	2,065,508	0.67%
Time deposits:
Under $100,000	93,599	1.21%	107,294	1.23%
$100,000 or more	634,726	1.79%	681,948	1.67%
Total time deposits[2]	728,325	1.71%	789,242	1.61%
Total interest bearing	3,055,508	0.94%	2,854,750	0.93%
Total deposits	$3,261,756	0.89%	$3,041,536	0.88%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total includes brokered deposits of $422.3 million and $404.8 million as of September 30, 2014 and June 30, 2014, respectively, of which $280.9 million and $275.4 million, respectively, are time deposits.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	September 30, 2014	June 30, 2014	September 30, 2013
Checking and savings accounts	30,685	30,402	30,938
Time deposits	6,769	7,571	10,005
Total number of deposit accounts	37,454	37,973	40,943

Borrowings

The following table sets forth the composition of our borrowings as of the dates indicated:

	September 30, 2014		June 30, 2014		September 30, 2013
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$35,000	4.38%	$45,000	4.46%	$110,000	4.40%
FHLB Advances	1,075,000	0.77%	910,000	0.97%	656,000	0.85%
Subordinated debentures and other borrowings	5,155	2.63%	5,155	2.63%	5,155	2.66%
Total borrowings	$1,115,155	0.90%	$960,155	1.14%	$771,155	1.37%

Weighted average cost of borrowings during the quarter	1.15%		1.50%		1.77%
Borrowings as a percent of total assets	23.1%		21.8%		23.5%

At September 30, 2014, total borrowings amounted to $1,115.2 million, up $155.0 million or 16.1% from June 30, 2014 and up $344.0 million or 44.6% from September 30, 2013. Total borrowings represented 23.1% of total assets and had a weighted average cost of 1.15% at September 30, 2014, compared with 21.8% of total assets at a weighted average cost of 1.50% at June 30, 2014 and 23.5% of total assets at a weighted average cost of 1.77% at September 30, 2013.
We have sold securities under various agreements to repurchase for total proceeds of $35.0 million. The repurchase agreements have interest rates between 3.75% and 4.75% and scheduled maturities between April 2017 and December 2017. Under these agreements, we may be required to repay the $35.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 2.90 years and the weighted average remaining period before such repurchase agreements could be called is 0.12 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2014, a total of $15.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $15.0 million in putable advances is 1.25 years and the weighted average remaining period before such advances could be put to us is 0.15 years.
Stockholders’ Equity
Stockholders’ equity increased $41.3 million to $412.1 million at September 30, 2014 compared to $370.8 million at June 30, 2014. The increase was the result of our net income for the three months ended September 30, 2014 of $17.8 million, sale of common stock of $20.6 million, vesting and issuance of RSUs and exercise of stock options of $0.7 million, a $2.3 million unrealized gain in other comprehensive income, net of tax, less a reduction of $0.1 million for dividends declared on preferred stock.

LIQUIDITY

Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Operating Activities	$58,916	$59,988
Investing Activities	$(412,499)	$(233,211)
Financing Activities	$396,259	$168,512
During the three months ended September 30, 2014, we had net cash inflows from operating activities of $58.9 million compared to inflows of $60.0 million for the three months ended September 30, 2013. Net operating cash inflows and outflows fluctuate due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $412.5 million for the three months ended September 30, 2014, while outflows totaled $233.2 million for the same period in fiscal year 2014. The increase was primarily due to higher loan originations, which were only partially offset by increased repayments of loans in the fiscal 2015 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $396.3 million for the three months ended September 30, 2014, while inflows totaled $168.5 million for the three months ended September 30, 2013. Net cash provided by financing activities increased primarily from a net increase in deposits and advances exceeding repayments from the FHLB for the three months ended September 30, 2014 compared to September 30, 2013.
During the three months ended September 30, 2014, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2014, the Company had $826.3 million available immediately and reflects a fully collateralized position. At September 30, 2014, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2014, the Bank did not have any borrowings outstanding and the amount available from this source was $12.8 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits, with $422.3 million outstanding at September 30, 2014. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

AT-THE-MARKET OFFERING

On July 22, 2014, we entered into an At-the-Market (“ATM”) Equity Distribution Agreement with Keefe, Bruyette & Woods, Inc., Raymond James & Associates, Inc. and Sterne, Agee & Leach, Inc. (the “Distribution Agents”) pursuant to which we may issue and sell through the Distribution Agents from time to time shares of our common stock in at the market offerings with an aggregate offering price of up to $50.0 million (the “ATM Offering”). The sales of shares of our common stock under the Equity Distribution Agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Select Market (the principal existing trading market for our common stock), or sales made through a market maker or any other trading market for our common stock, or (with our prior consent) in privately negotiated transactions at negotiated prices. The aggregate compensation payable to the Distribution Agents under the Distribution Agreement will not exceed 2.5% of the gross sales price of the shares sold under the agreement. We have also agreed to reimburse the Distribution Agents for up to $75,000 in their expenses and have provided the Distribution Agents with customary indemnification rights.

In fiscal year 2015, we commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through September 30, 2014 are as follows (dollars in thousands, except per share data, per share price is net of commissions):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Keefe, Bruyette & Woods, Inc.	August 2014	$78.72	44,417	$3,409	$87
Keefe, Bruyette & Woods, Inc.	September 2014	$74.58	236,800	$17,218	$441
As of September 30, 2014, the total gross sales we completed and the remaining sales we have available under the ATM Offering were $21.2 million and $28.8 million respectively.

OFF-BALANCE SHEET COMMITMENTS
At September 30, 2014, we had commitments to originate loans with an aggregate outstanding principal balance of $169.6 million, and commitments to sell loans with an aggregate outstanding principal balance of $65.7 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of September 30, 2014 totaled $307.9 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of September 30, 2014
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$1,151,230	$738,975	$165,287	$182,229	$64,739
Time deposits[2]	728,952	308,132	193,704	33,509	193,607
Operating lease obligations[3]	14,931	2,339	4,982	5,438	2,172
Total	$1,895,113	$1,049,446	$363,973	$221,176	$260,518
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2014.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for leases of real property.
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
Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the OCC require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2014, our Bank met all the capital adequacy requirements to which it was subject. At September 30, 2014, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2014 that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status.
The Bank’s capital amounts, capital ratios and capital requirements were as follows:

	As of September 30, 2014
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$421,280	8.72%	$193,361	4.00%	$241,701	5.00%
Tier 1 capital (to risk-weighted assets)	421,280	14.75%	N/A	N/A	171,403	6.00%
Total capital (to risk-weighted assets)	441,775	15.46%	228,537	8.00%	285,672	10.00%
Tangible capital (to tangible assets)	420,531	8.70%	72,510	1.50%	N/A	N/A

	As of June 30, 2014
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$382,441	8.66%	$176,639	4.00%	$220,799	5.00%
Tier 1 capital (to risk-weighted assets)	382,441	14.42%	N/A	N/A	159,181	6.00%
Total capital (to risk-weighted assets)	400,814	15.11%	212,241	8.00%	265,302	10.00%
Tangible capital (to tangible assets)	382,441	8.66%	66,240	1.50%	N/A	N/A

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2014 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2014
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$198,260	$—	$—	$—	$198,260
Securities[1]	302,101	118,879	2,910	33,479	457,369
Stock of the FHLB, at cost	50,525	—	—	—	50,525
Loans—net of allowance for loan loss	549,064	418,257	2,799,567	192,267	3,959,155
Loans held for sale	90,740	—	—	—	90,740
Total interest-earning assets	1,190,690	537,136	2,802,477	225,746	4,756,049
Non-interest earning assets	—	—	—	—	68,814
Total assets	$1,190,690	$537,136	$2,802,477	$225,746	$4,824,863
Interest-bearing liabilities:
Interest-bearing deposits	$510,428	$2,124,675	$227,019	$193,386	$3,055,508
Securities sold under agreements to repurchase	—	—	35,000	—	35,000
Advances from the FHLB[2]	710,000	20,000	290,000	55,000	1,075,000
Other borrowed funds	5,155	—	—	—	5,155
Total interest-bearing liabilities	1,225,583	2,144,675	552,019	248,386	4,170,663
Other non-interest-bearing liabilities	—	—	—	—	242,099
Stockholders’ equity	—	—	—	—	412,101
Total liabilities and equity	$1,225,583	$2,144,675	$552,019	$248,386	$4,824,863
Net interest rate sensitivity gap	$(34,893)	$(1,607,539)	$2,250,458	$(22,640)	$585,386
Cumulative gap	$(34,893)	$(1,642,432)	$608,026	$585,386	$585,386
Net interest rate sensitivity gap—as a % of interest earning assets	(2.93)%	(299.28)%	80.30%	(10.03)%	12.31%
Cumulative gap—as % of cumulative interest earning assets	(2.93)%	(95.06)%	13.42%	16.42%	12.31%
________________________

1.	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as held-to-maturity, available-for-sale and trading.

2.	See related discussion about H&R Block Bank transaction at the conclusion of Item 2.
The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2014 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
Although “gap” analysis is a useful measurement device available to management in determining the existence of interest rate exposure, its static focus as of a particular date makes it necessary to utilize other techniques in measuring exposure to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and makes no assumptions about changes in prepayment tendencies or deposit or loan maturity preferences.

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of September 30, 2014
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$175,198	(4.91)%	$159,088	(13.70)%
Base	183,763	—%	180,903	—%
Down 200 basis points	194,471	5.82%	178,575	1.27%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of September 30, 2014
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$315,568	(40.7)%	6.91%
Up 200 basis points	373,032	(29.9)%	7.94%
Up 100 basis points	444,205	(16.5)%	9.18%
Base	532,233	—%	10.69%
Down 100 basis points	542,245	1.9%	10.70%
Down 200 basis points	566,575	6.5%	11.06%

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
On April 10, 2014, our subsidiary, BofI Federal Bank, and H&R Block Bank entered into a definitive Purchase and Assumption Agreement, pursuant to which BofI Federal Bank agreed to assume all the remaining deposit liabilities of H&R Block Bank subject to regulatory approval. On October 5, 2014, the Company announced that regulatory approval of this transaction is ongoing, but it was not expected that regulatory approval would be received during calendar 2014. Through September 30, 2014, short-term advances from the FHLB were increased to accommodate the $450 to $550 million increase in core deposits expected at the H&R Block Bank transaction closing with cash received from the assumed deposits to be used to pay down the short-term advances. As a result of these actions, our point-in-time measurements of hypothetical interest rate sensitivity at September 30, 2014 showed more up-rate sensitivity than in prior periods. We believe that this increase in interest rate sensitivity will be temporary as we have taken actions in the quarter ended December 31, 2014 to increase other non-H&R Block Bank related deposits and to extend the terms of certain borrowings given the longer regulatory approval timetable.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are not involved in any material legal proceedings. From time to time we may be a party to a claim or litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.

ITEM 1A.	RISK FACTORS
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under “MD&A – Factors That May Affect Our Performance,” in our Annual Report on Form 10-K for the year ended June 30, 2014. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the three months ended September 30, 2014. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended September 30, 2014
July 1, 2014 to September 30, 2014	—	$—	—	319,291
Balance at September 30, 2014	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at July 1, 2014	376,222
July 1, 2014 to July 31, 2014	202
August 1, 2014 to August 31, 2014	13,600
September 1, 2014 to September 30, 2014	1,048
Ending Balance at September 30, 2014	391,072
Total Treasury Shares at September 30, 2014	986,772

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Document

10.1
Equity Distribution Agreement, dated July 22, 2014, between the Company and the Distribution Agents named therein, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014

10.2	Termination of Equity Distribution Agreement dated March 11, 2013, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on July 22, 2014

10.3
Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective October 23, 2014, incorporated by reference to Exhibit 10.1 (Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective October 23, 2014) to Form 8-K filed by H&R Block, Inc. on October 23, 2014

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BofI Holding, Inc.

Dated:	November 4, 2014	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 4, 2014	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)