Form 10-Q
period 2014-12-31
BofI Holding, Inc.
filed 2015-01-29
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 15,076,557 shares of common stock, $0.01 par value per share, as of January 23, 2015.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	December 31, 2014	June 30, 2014
ASSETS
Cash and due from banks	$210,039	$155,484
Federal funds sold	100	100
Total cash and cash equivalents	210,139	155,584
Securities:
Trading	7,862	8,066
Available-for-sale	177,095	214,778
Held-to-maturity—fair value $231,527 as of December 2014 and $243,966 as of June 2014	238,392	247,729
Stock of the Federal Home Loan Bank, at cost	44,992	42,770
Loans held for sale, carried at fair value	22,831	20,575
Loans held for sale, lower of cost or fair value	108,286	114,796
Loans—net of allowance for loan losses of $23,187 as of December 2014 and $18,373 as of June 2014	4,303,661	3,532,841
Accrued interest receivable	14,094	13,863
Furniture, equipment and software—net	7,459	6,707
Deferred income tax	28,292	25,245
Cash surrender value of life insurance	5,716	5,625
Mortgage servicing rights, carried at fair value	1,037	562
Other real estate owned and repossessed vehicles	809	75
Other assets	24,056	13,783
TOTAL ASSETS	$5,194,721	$4,402,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$267,130	$186,786
Interest bearing	3,738,265	2,854,750
Total deposits	4,005,395	3,041,536
Securities sold under agreements to repurchase	35,000	45,000
Advances from the Federal Home Loan Bank	670,000	910,000
Subordinated debentures	5,155	5,155
Accrued interest payable	1,310	1,350
Accounts payable and accrued liabilities and other liabilities	27,439	29,180
Total liabilities	4,744,299	4,032,221
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of December 2014 and June 2014	5,063	5,063
Common stock—$0.01 par value; 50,000,000 shares authorized; 16,015,113 shares issued and 15,021,759 shares outstanding as of December 2014; 15,423,822 shares issued and 14,451,900 shares outstanding as of June 2014	160	154
Additional paid-in capital	250,389	207,579
Accumulated other comprehensive income (loss)—net of tax	(8,917)	(10,366)
Retained earnings	220,518	183,460
Treasury stock, at cost; 993,354 shares as of December 2014 and 971,922 shares as of June 2014	(16,791)	(15,112)
Total stockholders’ equity	450,422	370,778
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,194,721	$4,402,999
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$53,392	$34,957	$102,375	$65,342
Investments	5,689	6,270	11,511	12,231
Total interest and dividend income	59,081	41,227	113,886	77,573
INTEREST EXPENSE:
Deposits	8,262	5,717	15,506	11,322
Advances from the Federal Home Loan Bank	2,281	1,504	4,461	2,867
Other borrowings	427	1,179	933	2,446
Total interest expense	10,970	8,400	20,900	16,635
Net interest income	48,111	32,827	92,986	60,938
Provision for loan losses	2,900	1,000	5,400	1,500
Net interest income, after provision for loan losses	45,211	31,827	87,586	59,438
NON-INTEREST INCOME:
Realized gain on sale of securities	587	—	587	208
Other-than-temporary loss on securities:
Total impairment (losses) gains	(1,075)	(1,606)	(4,647)	(1,352)
Loss (gain) recognized in other comprehensive income	789	733	3,150	(93)
Net impairment loss recognized in earnings	(286)	(873)	(1,497)	(1,445)
Fair value gain (loss) on trading securities	(324)	(188)	(203)	435
Total unrealized (loss) gain on securities	(610)	(1,061)	(1,700)	(1,010)
Prepayment penalty fee income	1,053	1,174	1,930	1,828
Gain on sale – other	1,090	1,047	2,006	4,136
Mortgage banking income	2,937	3,139	6,000	5,125
Banking service fees and other income	1,640	1,244	3,123	2,233
Total non-interest income	6,697	5,543	11,946	12,520
NON-INTEREST EXPENSE:
Salaries and related costs	10,764	7,960	20,461	15,743
Professional services	797	1,242	1,599	2,921
Occupancy and equipment	832	577	1,553	1,126
Data processing and internet	1,683	1,321	3,197	2,506
Advertising and promotional	1,449	1,214	2,755	1,803
Depreciation and amortization	766	696	1,483	1,417
Real estate owned and repossessed vehicles	51	(164)	108	(95)
FDIC and regulator fees	828	547	1,606	1,094
Other general and administrative	1,767	1,911	3,621	3,305
Total non-interest expense	18,937	15,304	36,383	29,820
INCOME BEFORE INCOME TAXES	32,971	22,066	63,149	42,138
INCOME TAXES	13,599	8,912	25,936	16,802
NET INCOME	$19,372	$13,154	$37,213	$25,336
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$19,294	$13,077	$37,058	$25,181
COMPREHENSIVE INCOME	$18,537	$11,317	$38,662	$24,109
Basic earnings per share	$1.27	$0.92	$2.47	$1.77
Diluted earnings per share	$1.26	$0.91	$2.46	$1.77
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013
NET INCOME	$19,372	$13,154	$37,213	$25,336
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $579 and $793 for the three months ended December 31, 2014 and 2013, and $(105) and $817 for the six months ended December 31, 2014 and 2013, respectively.	(867)	(1,190)	139	(1,227)
Other-than-temporary impairment on held-to-maturity securities recognized in other comprehensive income, net of tax expense (benefit) of $(256) and $431 for the three months ended December 31, 2014 and 2013, and $(1,258) and $0 for the six months ended December 31, 2014 and 2013, respectively.	384	(647)	1,662	—
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $235 and $0 for the three months ended December 31, 2014 and 2013 and $235 and $0 for the six months ended December 31, 2014 and 2013, respectively.	(352)	—	(352)	—
Other comprehensive income (loss)	(835)	(1,837)	1,449	(1,227)
Comprehensive income	$18,537	$11,317	$38,662	$24,109

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—July 1, 2014	515	$5,063	15,423,822	(971,922)	14,451,900	$154	$207,579	$183,460	$(10,366)	$(15,112)	$370,778
Net income	—	—	—	—	—	—	—	37,213	—	—	37,213
Other comprehensive income	—	—	—	—	—	—	—	—	1,449	—	1,449
Cash dividends on preferred stock	—	—	—	—	—	—	—	(155)	—	—	(155)
Issuance of common stock	—	—	528,017	—	528,017	5	38,940	—	—	—	38,945
Stock-based compensation expense	—	—	—	—	—	—	3,015	—	—	—	3,015
Restricted stock grants and tax benefits	—	—	62,974	(21,432)	41,542	1	844	—	—	(1,679)	(834)
Stock option exercises and tax benefits	—	—	300	—	300	—	11	—	—	—	11
BALANCE—December 31, 2014	515	$5,063	16,015,113	(993,354)	15,021,759	$160	$250,389	$220,518	$(8,917)	$(16,791)	$450,422

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,213	$25,336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(2,899)	(4,302)
Net accretion of discounts on loans	(508)	(1,181)
Stock-based compensation expense	3,015	2,075
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(854)	(2,481)
Valuation of financial instruments carried at fair value	204	(435)
Net gain on sale of investment securities	(587)	—
Impairment charge on securities	1,497	1,445
Provision for loan losses	5,400	1,500
Deferred income taxes	(4,175)	126
Origination of loans held for sale	(467,946)	(377,254)
Unrealized (gain) loss on loans held for sale	86	134
Gain on sales of loans held for sale	(8,006)	(9,395)
Proceeds from sale of loans held for sale	502,520	398,872
Change in fair value of mortgage servicing rights	31	—
(Gain) loss on sale of other real estate and foreclosed assets	36	(233)
Depreciation and amortization of furniture, equipment and software	1,483	1,417
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(231)	347
Other assets	(1,417)	924
Accrued interest payable	(40)	(92)
Accounts payable and accrued liabilities	(2,566)	24
Net cash provided by (used in) operating activities	62,256	36,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(1,000)	(68,033)
Proceeds from repayment of securities	43,047	59,860
Purchase of stock of Federal Home Loan Bank	(11,850)	(16,569)
Proceeds from redemption of stock of Federal Home Loan Bank	9,628	8,458
Origination of loans for portfolio	(1,611,283)	(1,067,741)
Origination of mortgage warehouse loans, net	(4,325)	—
Proceeds from sales of other real estate owned and repossessed assets	79	1,824
Principal repayments on loans	816,733	523,009
Net purchases of furniture, equipment and software	(2,235)	(1,336)
Net cash used in investing activities	(761,206)	(560,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	963,859	311,090
Proceeds from Federal Home Loan Bank advances	258,000	415,000
Repayment of Federal Home Loan Bank advances	(498,000)	(276,417)
Repayment of other borrowings and securities sold under agreements to repurchase	(10,000)	(15,000)
Proceeds from exercise of common stock options	2	239
Proceeds from issuance of common stock	38,945	16,655
Tax benefit from exercise of common stock options and vesting of restricted stock grants	854	2,481
Cash dividends on preferred stock	(155)	(155)
Net cash provided by financing activities	753,505	453,893
NET CHANGE IN CASH AND CASH EQUIVALENTS	54,555	(69,808)
CASH AND CASH EQUIVALENTS—Beginning of year	155,584	201,694
CASH AND CASH EQUIVALENTS—End of period	$210,139	$131,886
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$20,874	$16,727
Income taxes paid	$32,677	$13,301
Transfers to other real estate owned and repossessed vehicles from loans	$931	$1,084
Transfers from loans held for investment to loans held for sale	$30,000	$31,367
Transfers from loans held for sale to loans held for investment	$7,127	$1,471
Securities sold but cash not received	$9,539	$—
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2014 included in our Annual Report on Form 10-K.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At December 31, 2014, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 25.5% of all banks in the collateral pools, compared to 22.9% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At December 31, 2014, the Company used a weighted average discount margin of 450 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic activity, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at December 31, 2014 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $885. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $1,041.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and housing price appreciation. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported for November 2014) was 5.8%, down from the high of 10% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at December 31,

2014 are from 28.5% up to 97.9% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at December 31, 2014 are from 0.7% up to 17.7% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at December 31, 2014, the Company computed its discount rates as a spread between 239 and 925 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
Loans Held for Sale. Loans held for sale at fair value are primarily single-family and multifamily residential loans. The fair value of residential loans held for sale is determined by pricing for comparable assets or by existing forward sales commitment prices with investors.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and June 30, 2014. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	December 31, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,862	$7,862
Securities—Available-for-Sale:
Agency Debt	$—	$—	$—	$—
Agency RMBS	—	54,882	—	54,882
Non-Agency RMBS	—	—	31,926	31,926
Municipal	—	19,944	—	19,944
Other Debt Securities	—	70,343	—	70,343
Total—Securities—Available-for-Sale	$—	$145,169	$31,926	$177,095
Loans Held for Sale	$—	$22,831	$—	$22,831
Mortgage Servicing Rights	$—	$—	$1,037	$1,037
Other assets – Derivative Instruments	$—	$—	$1,053	$1,053
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$394	$394

	June 30, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$8,066	$8,066
Securities—Available-for-Sale:
Agency Debt	$—	$—	$—	$—
Agency RMBS	—	59,880	—	59,880
Non-Agency RMBS	—	—	37,409	37,409
Municipal	—	28,943	—	28,943
Other Debt Securities	—	88,546	—	88,546
Total—Securities—Available-for-Sale	$—	$177,369	$37,409	$214,778
Loans Held for Sale	$—	$20,575	$—	$20,575
Mortgage Servicing Rights	$—	$—	$562	$562
Other assets – Derivative Instruments	$—	$—	$1,364	$1,364
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$489	$489

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2014
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$8,187	$34,171	$749	$943	$44,050
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	(325)	—	—	—	(325)
Included in earnings—Mortgage banking income	—	—	(38)	(284)	(322)
Included in other comprehensive income	—	(981)	—	—	(981)
Purchases, issues, sales and settlements:
Purchases	—	—	326	—	326
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(1,099)	—	—	(1,099)
Other-than-temporary impairment	—	(165)	—	—	(165)
Closing balance	$7,862	$31,926	$1,037	$659	$41,484

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(325)	$—	$(38)	$(284)	$(647)

	For the Six Months Ended
	December 31, 2014
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$8,066	$37,409	$562	$875	$46,912
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	(204)	—	—	—	(204)
Included in earnings—Mortgage banking	—	—	(35)	(216)	(251)
Included in other comprehensive income	—	(1,119)	—	—	(1,119)
Purchases, issues, sales and settlements:
Purchases	—	—	510	—	510
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(4,150)	—	—	(4,150)
Other-than-temporary impairment	—	(214)	—	—	(214)
Closing balance	$7,862	$31,926	$1,037	$659	$41,484

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(204)	$—	$(35)	$(216)	$(455)

	For the Three Months Ended
	December 31, 2013
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Derivative Instruments, net	Total
Assets:
Opening Balance	$7,734	$44,780	$322	$52,836
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	(188)	—	—	(188)
Included in earnings—Mortgage banking	—	—	733	733
Included in other comprehensive income	—	(1,362)	—	(1,362)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	(2,576)	—	(2,576)
Other-than-temporary impairment	—	(1)	—	(1)
Closing balance	$7,546	$40,841	$1,055	$49,442
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(188)	$—	$733	$545

	For the Six Months Ended
	December 31, 2013
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Derivative Instruments, net	Total
Assets:
Opening Balance	$7,111	$49,284	$2,222	$58,617
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	435	—	—	435
Included in earnings—Mortgage banking	—	—	(1,167)	(1,167)
Included in other comprehensive income	—	(918)	—	(918)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	(7,524)	—	(7,524)
Other-than-temporary impairment	—	(1)	—	(1)
Closing balance	$7,546	$40,841	$1,055	$49,442
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$435	$—	$(1,167)	$(732)

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	December 31, 2014
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$7,862	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	18.8 to 31.5% (25.5%) 4.5 to 4.5% (4.5%)
Securities – Available-for-Sale: Non-agency RMBS	$31,926	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 56.9% (9.8%) 0.7 to 17.7% (5.8%) 28.5 to 97.9% (62.3%) 2.4 to 9.3% (6.0%)
Mortgage Servicing Rights	$1,037	Discounted Cash Flow	Constant Prepayment Rate, Expected Life (in years), Discount Rate	4.1 to 12.1% (7.4%) 4.0 to 8.2 (7.1) 10.0 to 11.5% (10.2%)
Derivative Instruments, net	$659	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

	June 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$8,066	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	19.0 to 26.6% (23.1%) 4.0 to 4.0% (4.0%)
Securities – Available-for-Sale: Non-agency RMBS	$37,409	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	0.1 to 27.8 (10.0%) 0.0 to 21.7% (5.6%) 1.6 to 87.9% (61.7%) 2.5 to 8.4% (5.2%)
Mortgage Servicing Rights	$562	Discounted Cash Flow	Constant Prepayment Rate, Expected Life (in years), Discount Rate	5.6 to 7.4% (7.4%) 3.6 to 8.3 (7.1) 10.0 to 11.5% (10.1%)
Derivative Instruments, net	$875	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013
Interest income on investments	$56	$57	$112	$115
Fair value adjustment	(324)	(188)	(203)	435
Total	$(268)	$(131)	$(91)	$550

The table below summarizes assets measured for impairment on a non-recurring basis:

	December 31, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$27,606	$27,606
Home equity	—	—	51	51
Multifamily real estate secured	—	—	5,138	5,138
Commercial real estate secured	—	—	2,175	2,175
Auto and RV secured	—	—	457	457
Total	$—	$—	$35,427	$35,427
Other real estate owned and repossessed vehicles:
Single family real estate secured:
Mortgage	$—	$—	$699	$699
Auto and RV secured	—	—	110	110
Total	$—	$—	$809	$809
HTM Securities – Non-Agency RMBS	$—	$—	$85,118	$85,118

	June 30, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$13,385	$13,385
Home equity	—	—	168	168
Multifamily real estate secured	—	—	4,301	4,301
Commercial real estate secured	—	—	4,376	4,376
Auto and RV secured	—	—	534	534
Total	$—	$—	$22,764	$22,764
Other real estate owned and foreclosed assets:
Auto and RV secured	$—	$—	$75	$75
HTM Securities – Non-Agency RMBS	$—	$—	$91,297	$91,297

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $35,427, after charge-offs of $242 for the six months ended December 31, 2014, and life to date charge-offs of $5,792. Impaired loans had a related allowance of $1,177 at December 31, 2014.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $809 after charge-offs of $34 for the three months ended December 31, 2014. Our other real estate owned and foreclosed assets had a net carrying amount of $75 after charge-offs of $0 during the year ended June 30, 2014.
Held-to-maturity securities measured for impairment on a non-recurring basis had a fair value of $85,118 and a carrying amount of $90,226 at December 31, 2014, after net impairment charges to income of $1,164 and changes to other comprehensive income of $2,280 during the six months ended December 31, 2014. The Company recognized net impairment charges to income of $572 and changes in other comprehensive loss of $1,078 for the six months ended December 31, 2013. These held-to-maturity securities are valued using Level 3 inputs.

The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2014 and June 30, 2014.
As of December 31, 2014 and June 30, 2014, the aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	December 31, 2014	June 30, 2014
Aggregate fair value	$22,831	$20,575
Contractual balance	22,314	20,138
Gain	$517	$437
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013
Interest income	$149	$195	$303	$390
Change in fair value	(152)	327	(130)	(1,696)
Total	$(3)	$522	$173	$(1,306)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	December 31, 2014
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$27,606	Sales comparison approach	Adjustment for differences between the comparable sales	-32.3 to 37.2% (3.2%)
Home equity	$51	Sales comparison approach	Adjustment for differences between the comparable sales	-44.0 to 68.0% (7.1%)
Multifamily real estate secured	$5,138	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-37.7 to 71.9% (10.8%)
Commercial real estate secured	$2,175	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-54.6 to 22.9% (-32.7%)
Auto and RV secured	$457	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 26.7% (10.3%)
Other real estate owned:
Single family real estate secured:
Mortgage	$699	Sales comparison approach	Adjustment for differences between the comparable sales	-9.3 to 24.5% (7.4%)
Auto and RV secured	$110	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 22.5% (10.2%)
HTM Securities – Non-Agency RMBS	$85,118	Discounted cash flow	Constant prepayment rate, constant default rate, loss severity, discount rate over LIBOR	2.5 to 19.4% (9.3%) 1.4 to 17.7% (6.1%) 31.5 to 76.9% (62.3%) 3.0 to 9.3% (7.1%)

	June 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$13,385	Sales comparison approach	Adjustment for differences between the comparable sales	-28.7 to 35.1% (1.3%)
Home equity	$168	Sales comparison approach	Adjustment for differences between the comparable sales	-20.0 to 42.7% (10.1%)
Multifamily real estate secured	$4,301	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-43.3 to 65.0% (13.1%)
Commercial real estate secured	$4,376	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-84.1 to 82.4% (-22.1%)
Auto and RV secured	$534	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 27.4% (10.3%)
Other real estate owned:
Auto and RV secured	$75	Sales comparison approach	Adjustment for differences between the comparable sales	-84.0 to 41.3% (-32.8%)
HTM Securities – Non-Agency RMBS	$91,297	Discounted cash flow	Constant prepayment rate, constant default rate, loss severity, discount rate over LIBOR	0.1 to 16.3% (10.2%) 0.0 to 11.1% (5.9%) 3.5 to 76.5% (61.2%) 2.7 to 8.4% (6.2%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at December 31, 2014 and June 30, 2014 were as follows:

	December 31, 2014
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$210,139	$210,139	$—	$—	$210,139
Securities trading	7,862	—	—	7,862	7,862
Securities available-for-sale	177,095	—	145,169	31,926	177,095
Securities held-to-maturity	238,392	—	88,351	143,176	231,527
Loans held for sale, at fair value	22,831	—	22,831	—	22,831
Loans held for sale, at lower of cost or fair value	108,286	—	—	108,286	108,286
Loans held for investment—net	4,303,661	—	—	4,407,031	4,407,031
Accrued interest receivable	14,094	—	—	14,094	14,094
Financial liabilities:
Time deposits and savings	4,005,395	—	4,069,533	—	4,069,533
Securities sold under agreements to repurchase	35,000	—	38,172	—	38,172
Advances from the Federal Home Loan Bank	670,000	—	676,138	—	676,138
Subordinated debentures and other borrowings	5,155	—	5,280	—	5,280
Accrued interest payable	1,310	—	1,310	—	1,310

	June 30, 2014
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$155,584	$155,584	$—	$—	$155,584
Securities trading	8,066	—	—	8,066	8,066
Securities available-for-sale	214,778	—	177,369	37,409	214,778
Securities held-to-maturity	247,729	—	89,408	154,557	243,965
Loans held for sale, at fair value	20,575	—	20,575		20,575
Loans held for sale, at lower of cost or fair value	114,796	—	—	114,840	114,840
Loans held for investment—net	3,532,841	—	—	3,632,841	3,632,841
Accrued interest receivable	13,863	—	—	13,863	13,863
Financial liabilities:
Time deposits and savings	3,041,536	—	3,066,830	—	3,066,830
Securities sold under agreements to repurchase	45,000	—	48,883	—	48,883
Advances from the Federal Home Loan Bank	910,000	—	917,184	—	917,184
Subordinated debentures and other borrowings	5,155	—	5,284	—	5,284
Accrued interest payable	1,350	—	1,350	—	1,350

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
The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity at December 31, 2014 and June 30, 2014 were:

	December 31, 2014
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$54,582	$926	$(626)	$54,882	$45,483	$1,668	$—	$47,151
Non-agency[2]	—	29,158	3,154	(386)	31,926	156,894	6,539	(20,257)	143,176
Total mortgage-backed securities	—	83,740	4,080	(1,012)	86,808	202,377	8,207	(20,257)	190,327
Other debt securities:
Municipal	—	19,414	530	—	19,944	36,015	5,185	—	41,200
Non-agency	7,862	70,133	492	(282)	70,343	—	—	—	—
Total other debt securities	7,862	89,547	1,022	(282)	90,287	36,015	5,185	—	41,200
Total debt securities	$7,862	$173,287	$5,102	$(1,294)	$177,095	$238,392	$13,392	$(20,257)	$231,527

	June 30, 2014
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$60,670	$1,060	$(1,850)	$59,880	$47,982	$1,895	$—	$49,877
Non-agency[2]	—	33,521	4,077	(189)	37,409	163,695	6,352	(15,490)	154,557
Total mortgage-backed securities	—	94,191	5,137	(2,039)	97,289	211,677	8,247	(15,490)	204,434
Other debt securities:
Municipal	—	28,522	425	(4)	28,943	36,052	3,480	—	39,532
Non-agency	8,066	87,913	687	(54)	88,546	—	—	—	—
Total other debt securities	8,066	116,435	1,112	(58)	117,489	36,052	3,480	—	39,532
Total debt securities	$8,066	$210,626	$6,249	$(2,097)	$214,778	$247,729	$11,727	$(15,490)	$243,966
__________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $31,926 at December 31, 2014 consists of twenty-one different issues of super senior securities with a fair value of $20,034; one senior structured whole loan security with a fair value of $11,609 and three mezzanine z-tranche securities with a fair value of $283 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $156,894 at December 31, 2014 consists of 77 different issues of super senior securities totaling $154,752 and one senior-support security with a carrying value of $2,142. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310, Accounting for Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310”). Under ASC Topic 310, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired and a charge of $572 was recorded for the fiscal 2014 year and a charge of $0 for the six months ended December 31, 2014. At December 31, 2014 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at December 31, 2014 and June 30, 2014 were $41,076 and $67,605 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2014
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$365	$(2)	$26,180	$(624)	$26,545	$(626)	$—	$—	$—	$—	$—	$—
Non-agency	3,784	(11)	2,101	(375)	5,885	(386)	34,606	(2,849)	63,365	(17,408)	97,971	(20,257)
Total RMBS securities	4,149	(13)	28,281	(999)	32,430	(1,012)	34,606	(2,849)	63,365	(17,408)	97,971	(20,257)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	—	—	—	—	—	—	—	—	—	—	—	—
Non-agency	33,129	(282)	—	—	33,129	(282)	—	—	—	—	—	—
Total Other Debt	33,129	(282)	—	—	33,129	(282)	—	—	—	—	—	—
Total debt securities	$37,278	$(295)	$28,281	$(999)	$65,559	$(1,294)	$34,606	$(2,849)	$63,365	$(17,408)	$97,971	$(20,257)

	June 30, 2014
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$25,498	$(1,850)	$25,498	$(1,850)	$—	$—	$1	$—	$1	$—
Non-agency	1,819	(33)	2,402	(156)	4,221	(189)	5,871	(400)	66,974	(15,090)	72,845	(15,490)
Total RMBS securities	1,819	(33)	27,900	(2,006)	29,719	(2,039)	5,871	(400)	66,975	(15,090)	72,846	(15,490)
Other Debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal Debt	47	—	2,257	(4)	2,304	(4)	—	—	—	—	—	—
Non-agency	5,365	(48)	1,389	(6)	6,754	(54)	—	—	—	—	—	—
Total Other Debt	5,412	(48)	3,646	(10)	9,058	(58)	—	—	—	—	—	—
Total debt securities	$7,231	$(81)	$31,546	$(2,016)	$38,777	$(2,097)	$5,871	$(400)	$66,975	$(15,090)	$72,846	$(15,490)

There were 34 securities that were in a continuous loss position at December 31, 2014 for a period of more than 12 months. There were 35 securities that were in a continuous loss position at June 30, 2014 for a period of more than 12 months. The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013
Beginning balance	$(19,351)	$(15,909)	$(18,139)	$(15,336)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—	(39)	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(285)	(873)	(1,458)	(1,446)
Ending balance	$(19,636)	$(16,782)	$(19,636)	$(16,782)

At December 31, 2014, non-agency RMBS with a total carrying amount of $100,000 were determined to have cumulative credit losses of $19,636 of which $285 was recognized in earnings during the three months ended December 31, 2014. This quarter’s other-than-temporary impairment of $285 is related to seven non-agency RMBS with a total carrying amount of $5,964. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the non-credit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the non-credit component as a charge to other comprehensive income, net of the related income tax benefit.
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
The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013
Proceeds	9,614	—	9,614	—
Gross realized gains	587	—	587	—
Gross realized losses	—	—	—	—
Net gain on securities	587	—	587	—

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	December 31, 2014	June 30, 2014
Available-for-sale debt securities—net unrealized gains	$3,809	$4,151
Held-to-maturity debt securities—non-credit related	(18,513)	(21,433)
Subtotal	(14,704)	(17,282)
Tax benefit	5,787	6,916
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(8,917)	$(10,366)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity at December 31, 2014 were:

	December 31, 2014
	Trading	Available for sale		Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Fair Value	Carrying Amount	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$—	$4,478	$4,445	$1,545	$1,613
Due one to five years	—	14,551	14,502	5,877	6,134
Due five to ten years	—	12,994	13,051	6,603	6,886
Due after ten years	—	22,559	22,884	31,458	32,518
Total RMBS—U.S. agencies[1]	—	54,582	54,882	45,483	47,151
RMBS—Non-agency:
Due within one year	—	4,758	5,134	17,687	16,451
Due one to five years	—	11,395	12,188	48,318	44,880
Due five to ten years	—	4,833	5,125	36,053	33,042
Due after ten years	—	8,172	9,479	54,836	48,803
Total RMBS—Non-agency	—	29,158	31,926	156,894	143,176
Other debt:
Due within one year	—	16,300	16,259	930	1,061
Due one to five years	—	61,034	61,428	4,317	4,926
Due five to ten years	—	5,432	5,563	6,778	7,738
Due after ten years	7,862	6,781	7,037	23,990	27,475
Total other debt	7,862	89,547	90,287	36,015	41,200
Total	$7,862	$173,287	$177,095	$238,392	$231,527
__________________________
1. RMBS distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	December 31, 2014	June 30, 2014
Single family real estate secured:
Mortgage	$2,527,281	$1,918,626
Home equity	4,267	12,690
Warehouse and other[1]	387,451	370,717
Multifamily real estate secured	1,168,999	978,511
Commercial real estate secured	18,550	24,061
Auto and RV secured	13,516	14,740
Factoring	112,545	118,945
Commercial & Industrial	139,533	152,619
Other	611	1,971
Total gross loans	4,372,753	3,592,880
Allowance for loan losses	(23,187)	(18,373)
Unaccreted discounts and loan fees	(45,905)	(41,666)
Total net loans	$4,303,661	$3,532,841
 __________________________________

1.	The balance of single family warehouse loans was $97,245 at December 31, 2014 and $92,920 at June 30, 2014. The remainder of the balance is attributable to single family lender finance loans.

Allowance for Loan Losses. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at December 31, 2014, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
Allowance for Loan Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle (“RV”) and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at December 31, 2014 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $13,059 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $3,333; 715 – 769: $4,399; 700 – 714: $1,027; 660 – 699: $2,296 and less than 660: $2,004.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (“LTV”) at date of origination. The Company divides the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company. Based on historical performance, the Company concluded that originated loans require lower estimated loss rates than purchased loans. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying a loss rates. The LTV groupings for each significant mortgage class are as follows:
The Company had $2,499,675 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,400,432; 61% – 70%: $899,598; 71% – 80%: $174,131; and greater than 80%: $25,514.
The Company had $1,163,861 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $514,885; 56% – 65%: $380,633; 66% – 75%: $255,634; 76% – 80%: $11,847 and greater than 80%: $862.
The Company had $16,375 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $11,068; 51% – 60%: $3,889; 61% – 70%: $1,418; and 71% – 80%: $0.
The Company’s lender finance portfolio consists of business loans well-collateralized by residential real estate. The Company’s commercial & industrial portfolio consists of business loans well-collateralized by business assets. The Company’s other portfolio consists of other consumer loans. The Company allocates its allowance for loan loss for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended December 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at October 1, 2014	$9,807	$113	$1,216	$4,022	$965	$1,160	$311	$2,882	$19	$20,495
Provision for loan loss	1,983	(19)	369	212	176	(50)	(41)	271	(1)	2,900
Charge-offs	(3)	—	—	—	(156)	(75)	—	—	—	(234)
Recoveries	5	3	—	—	—	18	—	—	—	26
Balance at December 31, 2014	$11,792	$97	$1,585	$4,234	$985	$1,053	$270	$3,153	$18	$23,187

	For the Three Months Ended December 31, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at October 1, 2013	$5,418	$152	$890	$3,867	$995	$1,295	$195	$1,489	$245	$14,546
Provision for loan loss	647	(9)	126	(748)	653	6	45	514	(234)	1,000
Charge-offs	(3)	(12)	—	(250)	—	(121)	—	—	(2)	(388)
Recoveries	2	7	—	—	—	26	—	—	7	42
Balance at December 31, 2013	$6,064	$138	$1,016	$2,869	$1,648	$1,206	$240	$2,003	$16	$15,200

	For the Six Months Ended December 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Provision for loan loss	3,865	(43)	326	749	106	351	(9)	105	(50)	5,400
Charge-offs	(40)	—	—	(300)	(156)	(146)	—	—	—	(642)
Recoveries	8	6	—	—	—	36	—	—	6	56
Balance at December 31, 2014	$11,792	$97	$1,585	$4,234	$985	$1,053	$270	$3,153	$18	$23,187

	For the Six Months Ended December 31, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Provision for loan loss	1,351	(47)	(234)	(67)	270	(210)	39	380	18	1,500
Charge-offs	(101)	(12)	—	(250)	—	(151)	—	—	(28)	(542)
Recoveries	2	14	—	—	—	31	—	—	13	60
Balance at December 31, 2013	$6,064	$138	$1,016	$2,869	$1,648	$1,206	$240	$2,003	$16	$15,200

The following table presents our loans evaluated individually for impairment by class:

	December 31, 2014
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
Purchased	$8,296	$2,343	$5,953	$10	$5,963	$—
Home Equity:
In-house originated	87	85	2	—	2	—
Multifamily Real Estate Secured:
Purchased	2,593	834	1,759	9	1,768	—
Commercial Real Estate Secured:
Purchased	3,666	1,491	2,175	17	2,192	—
Auto and RV Secured:
In-house originated	1,400	1,039	361	23	384	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	19,069	—	19,069	78	19,147	1,123
Purchased	2,584	—	2,584	26	2,610	45
Home Equity:
In-house originated	49	—	49	1	50	1
Multifamily Real Estate Secured:
In-house originated	3,379	—	3,379	3	3,382	2
Auto and RV Secured:
In-house originated	96	—	96	1	97	6
Total	$41,219	$5,792	$35,427	$168	$35,595	$1,177
As a % of total gross loans	0.94%	0.13%	0.81%	—%	0.81%	0.03%

	June 30, 2014
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
Purchased	$7,413	$2,189	$5,224	$223	$5,447	$—
Home Equity:
In-house originated	88	83	5	9	14	—
Multifamily Real Estate Secured:
In-house originated	2,615	746	1,869	5	1,874	—
Commercial Real Estate Secured:
Purchased	3,670	1,297	2,373	133	2,506	—
Auto and RV Secured:
In-house originated	1,561	1,072	489	27	516	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	4,074	—	4,074	22	4,096	14
Purchased	4,087	—	4,087	53	4,140	19
Home Equity:
In-house originated	163	—	163	—	163	1
Multifamily Real Estate Secured:
In-house originated	2,307	—	2,307	22	2,329	3
Purchased	125	—	125	—	125	1
Commercial Real Estate Secured:
Purchased	2,003	—	2,003	2	2,005	38
Auto and RV Secured:
In-house originated	45	—	45	1	46	1
Total	$28,151	$5,387	$22,764	$497	$23,261	$77
As a % of total gross loans	0.78%	0.15%	0.63%	0.01%	0.65%	—%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	December 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,168	$1	$—	$2	$—	$6	$—	$—	$—	$1,177
Collectively evaluated for impairment	10,624	96	1,585	4,232	985	1,047	270	3,153	18	22,010
Total ending allowance balance	$11,792	$97	$1,585	$4,234	$985	$1,053	$270	$3,153	$18	$23,187
Loans:
Loans individually evaluated for impairment[1]	$27,606	$51	$—	$5,138	$2,175	$457	$—	$—	$—	$35,427
Loans collectively evaluated for impairment	2,499,675	4,216	387,451	1,163,861	16,375	13,059	112,545	139,533	611	4,337,326
Principal loan balance	2,527,281	4,267	387,451	1,168,999	18,550	13,516	112,545	139,533	611	4,372,753
Unaccreted discounts and loan fees	10,881	(4)	(1,879)	3,219	(34)	176	(57,734)	(530)	—	(45,905)
Accrued interest receivable	5,282	4	547	3,929	5	76	411	1,048	—	11,302
Total recorded investment in loans	$2,543,444	$4,267	$386,119	$1,176,147	$18,521	$13,768	$55,222	$140,051	$611	$4,338,150
________________
1. Loans evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$33	$1	$—	$4	$38	$1	$—	$—	$—	$77
Collectively evaluated for impairment	7,926	133	1,259	3,781	997	811	279	3,048	62	18,296
Total ending allowance balance	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Loans:
Loans individually evaluated for impairment[1]	$13,385	$168	$—	$4,301	$4,376	$534	$—	$—	$—	$22,764
Loans collectively evaluated for impairment	1,905,241	12,522	370,717	974,210	19,685	14,206	118,945	152,619	1,971	3,570,116
Principal loan balance	1,918,626	12,690	370,717	978,511	24,061	14,740	118,945	152,619	1,971	3,592,880
Unaccreted discounts and loan fees	7,138	(11)	(2,055)	2,336	(37)	215	(48,546)	(706)	—	(41,666)
Accrued interest receivable	5,947	39	433	3,704	45	74	163	825	—	11,230
Total recorded investment in loans	$1,931,711	$12,718	$369,095	$984,551	$24,069	$15,029	$70,562	$152,738	$1,971	$3,562,444
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans consisted of the following:

(Dollars in thousands)	December 31, 2014	June 30, 2014
Single Family Real Estate Secured:
Mortgage:
In-house originated	$19,069	$4,073
Purchased	8,002	8,323
Home Equity:
In-house originated	51	168
Multifamily Real Estate Secured:
In-house originated	3,379	2,307
Purchased	1,759	1,995
Commercial Real Estate Secured:
Purchased	2,175	2,985
Total non-performing loans secured by real estate	34,435	19,851
Auto and RV Secured	457	534
Total non-performing loans	$34,892	$20,385
Non-performing loans to total loans	0.80%	0.57%

The Company has no loans over 90 days delinquent that are still accruing interest at December 31, 2014. Approximately 77.59% of the Company’s non-performing loans are single family first mortgages already written down to 47.55% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.
The following table provides the outstanding unpaid balance of loans that are performing and non-performing by portfolio class:

	December 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$2,500,210	$4,216	$387,451	$1,163,861	$16,375	$13,059	$112,545	$139,533	$611	$4,337,861
Non-performing	27,071	51	—	5,138	2,175	457	—	—	—	34,892
Total	$2,527,281	$4,267	$387,451	$1,168,999	$18,550	$13,516	$112,545	$139,533	$611	$4,372,753

	June 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,906,230	$12,522	$370,717	$974,209	$21,076	$14,206	$118,945	$152,619	$1,971	$3,572,495
Non-performing	12,396	168	—	4,302	2,985	534	—	—	—	20,385
Total	$1,918,626	$12,690	$370,717	$978,511	$24,061	$14,740	$118,945	$152,619	$1,971	$3,592,880

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	December 31, 2014
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$2,402,230	$97,980	$2,500,210	$1,018,014	$145,847	$1,163,861	$3,556	$12,819	$16,375
Non-performing	19,069	8,002	27,071	3,379	1,759	5,138	—	2,175	2,175
Total	$2,421,299	$105,982	$2,527,281	$1,021,393	$147,606	$1,168,999	$3,556	$14,994	$18,550

	June 30, 2014
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$1,797,526	$108,704	$1,906,230	$816,682	$157,527	$974,209	$6,164	$14,912	$21,076
Non-performing	4,073	8,323	12,396	2,307	1,995	4,302	—	2,985	2,985
Total	$1,801,599	$117,027	$1,918,626	$818,989	$159,522	$978,511	$6,164	$17,897	$24,061

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

Approximately 14.75% of our non-performing loans at December 31, 2014 were considered TDRs, compared to 19.60% at June 30, 2014. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to the performing loan category and any previously deferred interest income is recognized.

The Company classifies these loans as performing loans temporarily modified as TDR and are included in impaired loans as follows:

	December 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$535	$—	$—	$—	$—	$—	$—	$—	$—	$535
Non-performing loans	27,071	51	—	5,138	2,175	457	—	—	—	34,892
Total impaired loans	$27,606	$51	$—	$5,138	$2,175	$457	$—	$—	$—	$35,427

	June 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$989	$—	$—	$—	$1,390	$—	$—	$—	$—	$2,379
Non-performing loans	12,396	168	—	4,302	2,985	534	—	—	—	20,385
Total impaired loans	$13,385	$168	$—	$4,302	$4,375	$534	$—	$—	$—	$22,764

The Company recognizes interest on performing loans temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended December 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$6	$—	$—	$—	$—	$—	$—	$—	$—	$6
Average balances of performing TDRs	$537	$—	$—	$—	$—	$—	$—	$—	$—	$537
Average balances of impaired loans	$21,517	$34	$—	$5,691	$3,242	$460	$—	$—	$—	$30,944

	For the Three Months Ended December 31, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$10	$1	$—	$—	$—	$14	$—	$—	$—	$25
Average balances of performing TDRs	$1,006	$39	$—	$543	$941	$696	$—	$—	$—	$3,225
Average balances of impaired loans	$10,390	$43	$—	$4,417	$3,046	$1,049	$19	$—	$1	$18,965

	For the Six Months Ended December 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$12	$—	$—	$—	$20	$—	$—	$—	$—	$32
Average balances of performing TDRs	$687	$—	$—	$—	$463	$—	$—	$—	$—	$1,150
Average balances of impaired loans	$18,806	$78	$—	$5,228	$3,620	$485	$—	$—	$—	$28,217

	For the Six Months Ended December 31, 2013
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$20	$1	$—	$—	$—	$28	$—	$—	$—	$49
Average balances of performing TDRs	$1,010	$37	$—	$1,084	$1,180	$779	$—	$—	$—	$4,090
Average balances of impaired loans	$10,855	$49	$—	$4,658	$3,295	$1,165	$19	$—	$9	$20,050
The Company’s loan modifications primarily included single family, multifamily and commercial loans of which included one or a combination of the following: a reduction of the stated interest rate or delinquent property taxes that were paid by the Bank and either repaid by the borrower over a one year period or capitalized and amortized over the remaining life of the loan. The Company’s loan modifications also included RV loans in which borrowers were able to make interest-only payments for a period of six months to one year which then reverted back to fully amortizing.

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans based on credit risk. The Company uses the following definitions for risk ratings.
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

The following table presents the composition of the Company’s loan portfolio by credit quality indicators:

	December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$2,396,807	$5,423	$19,069	$—	$2,421,299
Purchased	96,815	36	9,131	—	105,982
Home Equity:
In-house originated	4,099	—	168	—	4,267
Warehouse and other:
In-house originated	387,451	—	—	—	387,451
Multifamily Real Estate Secured:
In-house originated	1,003,161	12,397	5,835	—	1,021,393
Purchased	139,554	5,190	2,862	—	147,606
Commercial Real Estate Secured:
In-house originated	2,545	1,011	—	—	3,556
Purchased	10,437	2,074	2,483	—	14,994
Auto and RV Secured:
In-house originated	12,931	76	509	—	13,516
Factoring:
In-house originated	112,545	—	—	—	112,545
Commercial & Industrial:
In-house originated	127,546	11,987	—	—	139,533
Other	611	—	—	—	611
Total	$4,294,502	$38,194	$40,057	$—	$4,372,753
As a % of total gross loans	98.21%	0.87%	0.92%	—%	100.00%

	June 30, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$1,784,694	$11,083	$5,822	$—	$1,801,599
Purchased	104,457	3,030	9,540	—	117,027
Home Equity:
In-house originated	4,035	30	168	—	4,233
Purchased	8,457	—	—	—	8,457
Warehouse and other:
In-house originated	370,717	—	—	—	370,717
Multifamily Real Estate Secured:
In-house originated	796,119	16,068	6,802	—	818,989
Purchased	150,534	2,896	6,092	—	159,522
Commercial Real Estate Secured:
In-house originated	6,164	—	—	—	6,164
Purchased	13,211	—	4,686	—	17,897
Auto and RV Secured:
In-house originated	13,943	145	652	—	14,740
Factoring:
In-house originated	118,945	—	—	—	118,945
Commercial & Industrial:
In-house originated	152,619	—	—	—	152,619
Other	1,971	—	—	—	1,971
Total	$3,525,866	$33,252	$33,762	$—	$3,592,880
As a % of total gross loans	98.13%	0.93%	0.94%	—%	100.00%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the period indicated:

	December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$382	$1,278	$17,210	$18,870
Purchased	1,329	163	4,253	5,745
Home equity:
In-house originated	19	125	30	174
Multifamily real estate secured:
In-house originated	859	—	617	1,476
Purchased	471	321	—	792
Commercial real estate secured:
Purchased	—	—	382	382
Auto and RV secured	251	88	73	412
Total	$3,311	$1,975	$22,565	$27,851
As a % of total gross loans	0.07%	0.05%	0.52%	0.64%

	June 30, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$4,519	$489	$2,660	$7,668
Purchased	1,468	390	3,661	5,519
Home equity
In-house originated	21	—	—	21
Multifamily real estate secured
In-house originated	291	—	293	584
Purchased	—	—	125	125
Commercial real estate secured
Purchased	—	—	383	383
Auto and RV secured	177	—	64	241
Factoring	48	—	—	48
Commercial and industrial	—	328	—	328
Total	$6,524	$1,207	$7,186	$14,917
As a % of total gross loans	0.18%	0.04%	0.20%	0.42%

6.	STOCK-BASED COMPENSATION
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
2014 Stock Incentive Plan. In September and October 2014, the Company’s Board of Directors and stockholders approved the 2014 Plan, respectively. The maximum number of shares of common stock available for issuance under the 2014 Plan is 920,000.
Stock Options. At December 31, 2014 and at June 30, 2014, all expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding—June 30, 2013	162,482	$8.81
Granted	—	—
Exercised	(55,532)	9.00
Cancelled	—	—
Outstanding—June 30, 2014	106,950	$8.71
Granted	—	—
Exercised	(300)	7.35
Cancelled	—	—
Outstanding—December 31, 2014	106,650	$8.71
Options exercisable—June 30, 2013	162,482	$8.81
Options exercisable—June 30, 2014	106,950	$8.71
Options exercisable—December 31, 2014	106,650	$8.71

The following table summarizes information on currently outstanding and exercisable options:

As of December 31, 2014
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	34,250	1.57	34,250	$7.35
8.50	7,500	0.91	7,500	8.50
9.20	7,500	0.64	7,500	9.20
9.50	57,400	0.57	57,400	9.50
	106,650	0.92	106,650

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at December 31, 2014 was $7,369, respectively.
Restricted Stock and Restricted Stock Units. Employees and directors are eligible to receive grants of restricted stock and restricted stock units. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.
During the six months ended December 31, 2014 and 2013, the Company granted 157,606 and 129,141 restricted stock units, respectively, to employees and directors. Restricted stock unit awards (“RSUs”) granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the three months ended December 31, 2014 and December 2013 included stock award expense was $1,696 and $1,109, with total income tax benefit of $700 and $448, respectively. For the six months ended December 31, 2014 and 2013, stock awards expense was $3,015 and $2,075, with total income tax benefit of $1,239 and $838 respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2014, unrecognized compensation expense related to non-vested awards aggregated to $17,187 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2015	$3,568
2016	6,656
2017	5,030
2018	1,933
Total	$17,187

The following table presents the status and changes in restricted stock grants for the periods indicated:

	Restricted Stock and Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2013	298,485	$22.13
Granted	132,944	59.91
Vested	(169,760)	23.37
Cancelled	(25,230)	34.41
Non-vested balance at June 30, 2014	236,439	$41.17
Granted	157,606	77.09
Vested	(62,974)	30.13
Cancelled	(7,451)	54.33
Non-vested balance at December 31, 2014	323,620	$60.51

The total fair value of shares vested for the three and six months ended December 31, 2014 was $1,395 and $4,935. The total fair value of shares vested for the three and six months ended December 31, 2013 was $1,640 and $5,877.
2004 Employee Stock Purchase Plan. In October 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan, which is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. An aggregate total of 500,000 shares of the Company’s common stock has been reserved for issuance and will be available for purchase under the 2004 Employee Stock Purchase Plan. In October 2014, the 2004 Employee Stock Purchase Plan expired with no shares issued.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Earnings Per Common Share
Net income	$19,372	$13,154	$37,213	$25,336
Preferred stock dividends	(78)	(77)	(155)	(155)
Net income attributable to common shareholders	$19,294	$13,077	$37,058	$25,181
Average common shares issued and outstanding	14,891,544	13,934,068	14,701,455	13,853,538
Average unvested RSU shares	313,268	341,637	294,339	336,030
Total qualifying shares	15,204,812	14,275,705	14,995,794	14,189,568
Earnings per common share	$1.27	$0.92	$2.47	$1.77
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$19,294	$13,077	$37,058	$25,181
Preferred stock dividends to dilutive convertible preferred	—	—	—	—
Dilutive net income attributable to common shareholders	$19,294	$13,077	$37,058	$25,181
Average common shares issued and outstanding	15,204,812	14,275,705	14,995,794	14,189,568
Dilutive effect of stock options	58,755	74,519	58,804	77,150
Dilutive effect of convertible preferred stock	—	—	—	—
Total dilutive common shares issued and outstanding	15,263,567	14,350,224	15,054,598	14,266,718
Diluted earnings per common share	$1.26	$0.91	$2.46	$1.77

8.	COMMITMENTS AND CONTINGENCIES

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
At December 31, 2014, the Company had commitments to originate $37,929 in fixed rate loans and $110,617 in variable rate loans, totaling an aggregate outstanding principal balance of $148,546. Our fixed rate loan commitments to originate had rates ranging from 2.88% to 8.32%. At December 31, 2014, the Company also had commitments to sell $46,199 in fixed rate loans and $7,283 in variable rate loans, totaling an aggregate outstanding principal balance of $53,482.
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
Deposits. The Bank entered into a purchase and assumption agreement to assume approximately $125,000 of FDIC-insured deposits including individual checking, money market savings, and CD accounts. Under the Agreement, the Bank will receive approximately $125,000 in cash at the closing date and will assume deposits at par with no purchase premium. The deposit transfer transaction is subject to prior approval by the Office of the Comptroller of the Currency and to other standard closing conditions. The closing of the transaction is targeted for the second calendar quarter of fiscal 2015.

9.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the six months ended December 31, 2014, and no refinances of existing loans and no new loans during the six months ended December 31, 2013.

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
General

Our company, BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with approximately $5.2 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.

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
SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	December 31, 2014	June 30, 2014	December 31, 2013
Selected Balance Sheet Data:
Total assets	$5,194,721	$4,402,999	$3,568,299
Loans—net of allowance for loan losses	4,303,661	3,532,841	2,777,325
Loans held for sale, at fair value	22,831	20,575	24,467
Loans held for sale, lower of cost or fair value	108,286	114,796	62,895
Allowance for loan losses	23,187	18,373	15,200
Securities—trading	7,862	8,066	7,546
Securities—available-for-sale	177,095	214,778	211,328
Securities—held-to-maturity	238,392	247,729	258,955
Total deposits	4,005,395	3,041,536	2,403,089
Securities sold under agreements to repurchase	35,000	45,000	95,000
Advances from the FHLB	670,000	910,000	729,000
Subordinated debentures and other borrowings	5,155	5,155	5,155
Total stockholders’ equity	450,422	370,778	311,670

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Selected Income Statement Data:
Interest and dividend income	$59,081	$41,227	$113,886	$77,573
Interest expense	10,970	8,400	20,900	16,635
Net interest income	48,111	32,827	92,986	60,938
Provision for loan losses	2,900	1,000	5,400	1,500
Net interest income after provision for loan losses	45,211	31,827	87,586	59,438
Non-interest income	6,697	5,543	11,946	12,520
Non-interest expense	18,937	15,304	36,383	29,820
Income before income tax expense	32,971	22,066	63,149	42,138
Income tax expense	13,599	8,912	25,936	16,802
Net income	$19,372	$13,154	$37,213	$25,336
Net income attributable to common stock	$19,294	$13,077	$37,058	$25,181
Per Share Data:
Net income:
Basic	$1.27	$0.92	$2.47	$1.77
Diluted	$1.26	$0.91	$2.46	$1.77
Book value per common share	$29.65	$21.82	$29.65	$21.82
Tangible book value per common share	$29.58	$21.82	$29.58	$21.82
Weighted average number of shares outstanding:
Basic	15,204,812	14,275,705	14,995,794	14,189,568
Diluted	15,263,567	14,350,224	15,054,598	14,266,718
Common shares outstanding at end of period	15,021,759	14,052,446	15,021,759	14,052,446
Common shares issued at end of period	16,015,113	14,986,263	16,015,113	14,986,263
Performance Ratios and Other Data:
Loan originations for investment	$802,550	$597,072	$1,615,608	$1,067,741
Loan originations for sale	$276,316	$190,558	$467,946	$377,254
Return on average assets	1.53%	1.58%	1.55%	1.60%
Return on average common stockholders’ equity	19.08%	17.69%	18.85%	17.71%
Interest rate spread[1]	3.72%	3.87%	3.78%	3.80%
Net interest margin[2]	3.85%	4.01%	3.91%	3.94%
Efficiency ratio	34.55%	39.89%	34.67%	40.59%
Capital Ratios:
Equity to assets at end of period	8.67%	8.73%	8.67%	8.73%
Tier 1 leverage (core) capital to adjusted tangible assets[3]	8.84%	9.01%	8.84%	9.01%
Tier 1 risk-based capital ratio[3]	14.95%	15.03%	14.95%	15.03%
Total risk-based capital ratio[3]	15.71%	15.73%	15.71%	15.73%
Tangible capital to tangible assets[3]	8.82%	9.01%	8.82%	9.01%
Asset Quality Ratios:
Net annualized charge-offs to average loans outstanding	0.02%	0.05%	0.03%	0.04%
Non-performing loans to total loans	0.80%	0.58%	0.80%	0.58%
Non-performing assets to total assets	0.69%	0.49%	0.69%	0.49%
Allowance for loan losses to total loans at end of period	0.53%	0.54%	0.53%	0.54%
Allowance for loan losses to non-performing loans	66.45%	93.35%	66.45%	93.35%
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
3. Reflects regulatory capital ratios of BofI Federal Bank.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2014 and 2013
For the three months ended December 31, 2014, we had net income of $19.4 million compared to net income of $13.2 million for the three months ended December 31, 2013. Net income attributable to common stockholders was $19.3 million or $1.26 per diluted share for the three months ended December 31, 2014 compared to net income attributable to common stockholders of $13.1 million or $0.91 per diluted share for the three months ended December 31, 2013. For the six months ended December 31, 2014, we had net income of $37.2 million compared to net income of $25.3 million for the six months ended December 31, 2013. Net income attributable to common stockholders was $37.1 million or $2.46 per diluted share for the six months ended December 31, 2014 compared to net income attributable to common stockholders of $25.2 million or $1.77 per diluted share for the six months ended December 31, 2013.

Other key comparisons between our operating results for the three and six months ended December 31, 2014 and 2013 are as follows:

•
Net interest income increased $15.3 million and $32.0 million due to a 52.6% and 53.5% increase in average earning assets in the three and six months ended December 31, 2014, respectively. These increases were primarily the result of growth in our loan portfolio and a net decrease in the average funding rate of our liabilities. Our net interest margin decreased 16 and 3 basis points in the three and six months ended December 31, 2014 compared to December 31, 2013. The overall rate on interest earning assets was lower by 30 basis points and 22 basis points for the three and six months ended December 31, 2014 compared to December 31, 2013, respectively, primarily due to a decrease in market interest rates for new loans and borrower repayments of higher rate loans. This reduction on the asset side was offset by a 15 basis point and 20 basis point reduction in average rates paid on interest bearing liabilities for the three and six months ended December 31, 2014 compared to December 31, 2013. The reduction of securities sold under agreements to repurchase and addition of lower rate demand and savings deposits was the primary reason for the decrease in average rates paid for the three and six months ended December 31, 2014 compared to December 31, 2013.

•
Non-interest income increased $1.2 million and decreased $0.6 million for the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013, respectively. The $1.2 million increase in non-interest income for the three months ended December 31, 2014 was primarily the result of an increase in realized gain on the sale of securities of $0.6 million, a decrease in unrealized losses on securities of $0.5 million and an increase in banking services and fees of $0.4 million. These increases were partially offset by a decrease in mortgage banking income of $0.2 million. The decrease of $0.6 million in non-interest income for the six months ended December 31, 2014 compared to December 31, 2013 was primarily the result of a $2.1 million decrease in gain on sale – other from reduced sales of structured settlements and a $0.7 million increase in unrealized losses on securities, partially offset by a $0.9 million increase in banking service fees and other income, a $0.9 million increase in mortgage banking income and a $0.4 million increase in realized gain on sale of securities.

•
Non-interest expense increased $3.6 million and $6.6 million for the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013, respectively. For the three months ended December 31, 2014 compared to the three months ended December 31, 2013 salaries and related expenses increased $2.8 million and occupancy and equipment increased $0.3 million primarily due to the overall increase in staff. Professional fees decreased $0.4 million primarily attributable to a lower volume of legal fees and increased insurance reimbursement. Data processing and internet expense increased $0.4 million due to core system updates and increased core deposit bank customers. Advertising and promotional expense increased $0.2 million as a result of increased deposit marketing. For the six months ended December 31, 2014 compared to the six months ended December 31, 2013 salaries and related expenses increased $4.7 million and occupancy and equipment increased $0.4 million primarily due to the overall increase in staff mainly in our compliance, deposits and loan areas to support the overall growth of the Bank. Professional fees decreased $1.3 million primarily attributable to a lower volume of legal fees and increased insurance reimbursement. Data processing and internet expense increased $0.7 million due to core system updates and increased core deposit bank customers. Advertising and promotional expense increased $1.0 million as a result of increased mortgage banking activity and deposit marketing. Other general and administrative costs increased by $0.3 million and FDIC and regulator fees increased $0.5 million attributable to loan and deposit growth, respectively.

Core earnings for the three months ended December 31, 2014 and 2013 were $19.4 million and $13.8 million, respectively. For the six months ended December 31, 2014 and 2013 core earnings were $37.9 million and $25.8 million, respectively.

Below is a reconciliation of net income to core earnings:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013
Net Income	$19,372	$13,154	$37,213	$25,336
Realized securities losses (gains)	(587)	—	(587)	(208)
Unrealized securities losses (gains)	610	1,061	1,700	1,010
Tax (provision) benefit	(9)	(429)	(457)	(320)
Core earnings	$19,386	$13,786	$37,869	$25,818
Net Interest Income
Net interest income for the three and six months ended December 31, 2014 totaled $48.1 million and $93.0 million, an increase of 46.6% and a increase of 52.6% compared to net interest income of $32.8 million and $60.9 million for the three and six months ended December 31, 2013, respectively. The growth of net interest income for both the three and six months ended December 31, 2014 is primarily due to net loan portfolio growth combined with a net decrease in the average funding rate of our liabilities.
Total interest and dividend income during the three and six months ended December 31, 2014 increased 43.3% to $59.1 million and 46.8% to $113.9 million, respectively, compared to $41.2 million and $77.6 million during the three and six months ended December 31, 2013, respectively. The increase in interest and dividend income for the three and six months ended December 31, 2014 was primarily attributable to growth in average earning assets from loan originations, primarily in the single family and multifamily portfolios. The average balance of loans increased 62.5% and 63.2% for the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013. The increase in interest income on loans was partially offset by lower rates earned on loans and securities.
Total interest expense was $11.0 million and $20.9 million for the three and six months ended December 31, 2014, an increase of $2.6 million or 30.6% and of $4.3 million or 25.6% as compared with the three and six month periods ended December 31, 2013, respectively. The average funding rate for the three and six months ended December 31, 2014 compared to 2013 decreased by 15 and 20 basis points while average interest-bearing liabilities grew 50.2% and 50.5%, respectively. The decrease in the average cost of funds rate for the three and six months ended December 31, 2014 compared to 2013 was primarily due to a shift in our funding mix into our lower cost checking and savings deposits and away from higher cost time deposits and borrowings.
Net interest margin, defined as annualized net interest income divided by average earning assets, decreased by 16 basis points to 3.85% and by 3 basis points to 3.91% for the three and six months ended December 31, 2014, respectively. The decreases in net interest margin were primarily the result of the above discussed decline in loan and securities average rates, which was more than the decline in the overall cost of funds.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2014 and 2013:

	For the Three Months Ended
	December 31,
	2014			2013
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$4,327,757	$53,392	4.93%	$2,663,793	$34,957	5.25%
Interest-earning deposits in other financial institutions	184,363	121	0.26%	85,896	54	0.25%
Mortgage-backed and other investment securities[4]	440,834	4,704	4.27%	492,871	5,840	4.74%
Stock of the FHLB, at cost	47,805	864	7.23%	33,932	376	4.43%
Total interest-earning assets	5,000,759	59,081	4.73%	3,276,492	41,227	5.03%
Non-interest-earning assets	65,174			60,617
Total assets	$5,065,933			$3,337,109
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$2,704,220	$4,935	0.73%	$1,299,963	$2,283	0.70%
Time deposits	779,693	3,327	1.71%	822,471	3,434	1.67%
Securities sold under agreements to repurchase	35,000	391	4.47%	100,544	1,143	4.55%
Advances from the FHLB	828,106	2,281	1.10%	669,066	1,504	0.90%
Other borrowings	5,155	36	2.79%	5,155	36	2.79%
Total interest-bearing liabilities	4,352,174	10,970	1.01%	2,897,199	8,400	1.16%
Non-interest-bearing demand deposits	243,289			113,064
Other non-interest-bearing liabilities	60,851			26,159
Stockholders’ equity	409,619			300,687
Total liabilities and stockholders’ equity	$5,065,933			$3,337,109
Net interest income		$48,111			$32,827
Interest rate spread[5]			3.72%			3.87%
Net interest margin[6]			3.85%			4.01%
__________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $31.8 million and $32.4 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2014 and 2013 three-month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2014 and 2013:

	For the Six Months Ended
	December 31,
	2014			2013
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$4,086,378	$102,375	5.01%	$2,504,630	$65,342	5.22%
Interest-earning deposits in other financial institutions	169,491	209	0.25%	73,073	96	0.26%
Mortgage-backed and other investment securities[4]	451,958	9,551	4.23%	488,345	11,449	4.69%
Stock of the FHLB, at cost	45,946	1,751	7.62%	30,144	686	4.55%
Total interest-earning assets	4,753,773	113,886	4.79%	3,096,192	77,573	5.01%
Non-interest-earning assets	62,922			66,361
Total assets	$4,816,695			$3,162,553
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$2,471,811	$8,977	0.73%	$1,174,717	$4,060	0.69%
Time deposits	764,069	6,529	1.71%	892,591	7,262	1.63%
Securities sold under agreements to repurchase	37,893	861	4.54%	105,272	2,374	4.51%
Advances from the FHLB	860,102	4,461	1.04%	573,310	2,867	1.00%
Other borrowings	5,155	72	2.79%	5,155	72	2.79%
Total interest-bearing liabilities	4,139,030	20,900	1.01%	2,751,045	16,635	1.21%
Non-interest-bearing demand deposits	229,734			97,962
Other non-interest-bearing liabilities	49,694			24,154
Stockholders’ equity	398,237			289,392
Total liabilities and stockholders’ equity	$4,816,695			$3,162,553
Net interest income		$92,986			$60,938
Interest rate spread[5]			3.78%			3.80%
Net interest margin[6]			3.91%			3.94%
__________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $31.8 million and $32.4 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2014 and 2013 six-month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and six months ended December 31, 2014 and 2013:

	For the Three Months Ended				For the Six Months Ended
	December 31, 2014				December 31, 2014
	2014 vs 2013				2014 vs 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$21,840	$(2,131)	$(1,274)	$18,435	$41,284	$(2,630)	$(1,621)	$37,033
Interest-earning deposits in other financial institutions	62	2	3	67	125	(4)	(8)	113
Mortgage-backed and other investment securities	(617)	(579)	60	(1,136)	(853)	(1,123)	78	(1,898)
Stock of the FHLB, at cost	154	238	96	488	359	463	243	1,065
	$21,439	$(2,470)	$(1,115)	$17,854	$40,915	$(3,294)	$(1,308)	$36,313
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$2,457	$97	$98	$2,652	$4,475	$235	$207	$4,917
Time deposits	(179)	82	(10)	(107)	(1,047)	357	(43)	(733)
Securities sold under agreements to repurchase	(746)	(20)	14	(752)	(1,519)	16	(10)	(1,513)
Advances from the FHLB	358	335	84	777	1,434	115	45	1,594
Other borrowings	—	—	—	—	—	—	—	—
	$1,890	$494	$186	$2,570	$3,343	$723	$199	$4,265

Provision for Loan Losses
The loan loss provision was $2.9 million for the three months ended December 31, 2014 compared to $1.0 million for the three months ended December 31, 2013. The loan loss provision was $5.4 million for the six months ended December 31, 2014 compared to $1.5 million for the same period in 2013. The increase in the provision for the three and six months ended December 31, 2014 is primarily due to additions to the allowance as a result of growth in the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2014	2013	Inc (Dec)	2014	2013	Inc (Dec)
Realized gain on securities:
Sale of securities	$587	$—	$587	$587	$208	$379
Total realized gain on securities	587	—	587	587	208	379
Other-than-temporary loss on securities:
Total impairment losses	$(1,075)	$(1,606)	$531	$(4,647)	$(1,352)	$(3,295)
Loss recognized in other comprehensive loss	789	733	56	3,150	(93)	3,243
Net impairment loss recognized in earnings	(286)	(873)	587	(1,497)	(1,445)	(52)
Fair value gain on trading securities	(324)	(188)	(136)	(203)	435	(638)
Total unrealized loss on securities	(610)	(1,061)	451	(1,700)	(1,010)	(690)
Prepayment penalty fee income	1,053	1,174	(121)	1,930	1,828	102
Gain on sale – other	1,090	1,047	43	2,006	4,136	(2,130)
Mortgage banking income	2,937	3,139	(202)	6,000	5,125	875
Banking service fees and other income	1,640	1,244	396	3,123	2,233	890
Total non-interest income	$6,697	$5,543	$1,154	$11,946	$12,520	$(574)

Non-interest income increased $1.2 million to $6.7 million for the three months ended December 31, 2014. The increase was primarily the result of a realized gain on sale of securities of $0.6 million and a decline in total impairment losses of $0.5 million. The increase was partially offset by decrease in mortgage banking income of $0.2 million and a $0.1 million decrease in prepayment penalty fee income. Non-interest income decreased $0.6 million to $11.9 million for the six months ended December 31, 2014. The decrease was primarily the result of a $2.1 million decrease in gain on sale – other from reduced sales of structured settlements and a $0.7 million increase in unrealized losses on securities, partially offset by a $0.9 million increase in banking service fees and other income, a $0.9 million increase in mortgage banking income and a $0.4 million increase in realized gain on sale of securities.
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

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2014	2013	Inc (Dec)	2014	2013	Inc (Dec)
Salaries and related costs	$10,764	$7,960	$2,804	$20,461	$15,743	$4,718
Professional services	797	1,242	(445)	1,599	2,921	(1,322)
Occupancy and equipment	832	577	255	1,553	1,126	427
Data processing and internet	1,683	1,321	362	3,197	2,506	691
Advertising and promotional	1,449	1,214	235	2,755	1,803	952
Depreciation and amortization	766	696	70	1,483	1,417	66
Real estate owned and repossessed vehicles	51	(164)	215	108	(95)	203
FDIC and regulator fees	828	547	281	1,606	1,094	512
Other general and administrative	1,767	1,911	(144)	3,621	3,305	316
Total non-interest expenses	$18,937	$15,304	$3,633	$36,383	$29,820	$6,563
Non-interest expense, which is comprised primarily of compensation, professional services, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $18.9 million for the three months ended December 31, 2014, up from $15.3 million for the three months ended December 31, 2013. Non-interest expense was $36.4 million for the six months ended December 31, 2014, up from $29.8 million for the six months ended December 31, 2013. The increase in non-interest expense for the three and six months ended December 31, 2014 was primarily due to the expansion of the Bank, specifically in areas related to lending, business banking and regulatory compliance.
Total salaries and related costs increased $2.8 million to $10.8 million for the quarter ended December 31, 2014, compared to $8.0 million for the quarter ended December 31, 2013 due to increased staffing levels to support growth in deposit and lending activities. Total salaries and related costs increased $4.7 million to $20.5 million for the six months ended December 31, 2014 compared to $15.7 million for the six months ended December 31, 2013 due to an increase in the Bank’s staffing for lending, business banking and regulatory compliance. Our staff increased to 430 from 323, or 33.1% between December 31, 2014 and 2013, respectively.
Professional services, which include accounting and legal fees, decreased $0.4 million and $1.3 million for the three and six months ended December 31, 2014, compared to the three and six month period last year. Professional services for both the three and six months ended December 31, 2014 decreased due to lower volume of legal fees and increased insurance reimbursement.
Advertising and promotional expense increased $0.2 million for the three months ended December 31, 2014, compared to the three months ending December 31, 2013. Advertising and promotional expense increased $1.0 million for the six months ended December 31, 2014, compared to the six months ended December 31, 2013. The increases were primarily due to online, email and direct leads expense related to agency mortgage banking and deposit marketing.
Data processing and internet expense increased $0.4 million and $0.7 million for the three and six months ended December 31, 2014, compared to the three and six month periods in fiscal 2013, respectively. The increase was primarily due to growth in the number of core deposit customer accounts and enhancements to the Bank’s core processing system.
The cost of our Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges increased $0.3 million and $0.5 million for the three and six months ended December 31, 2014, compared to the three and six month period last year, respectively. The increase was due to the overall growth of the Bank’s liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs increased $0.3 million for the six months ended December 31, 2014 compared to the six month period in the previous fiscal year. The increase was primarily related to costs supporting loan production.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2014 and 2013 were 41.25% and 40.39%, respectively. Our effective income tax rate for the six months ended December 31, 2014 and 2013 were 41.07% and 39.87%, respectively. The changes in the tax rates are the result of changes in state tax allocations and the expiration of a California state enterprise zone tax credit at December 31, 2013.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $791.7 million, or 18.0%, to $5,194.7 million, as of December 31, 2014, up from $4,403.0 million at June 30, 2014. The increase in total assets was primarily due to an increase of $770.8 million in net loans held for investment. Total liabilities increased $712.1 million, primarily from growth in deposits of $963.9 million, partially offset by a decline in FHLB advances of $240.0 million and the maturity of $10.0 million of reverse repurchase agreements.
Loans
Net loans held for investment increased 21.8% to $4,303.7 million at December 31, 2014 from $3,532.8 million at June 30, 2014. The increase in the loan portfolio was primarily due to loan originations and purchases of $1,615.6 million, partially offset by loan repayments and other adjustments of $844.7 million during the six months ended December 31, 2014.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2014		June 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$2,527,281	57.8%	$1,918,626	53.4%
Home equity	4,267	0.1%	12,690	0.4%
Warehouse and other	387,451	8.9%	370,717	10.3%
Multifamily real estate secured	1,168,999	26.7%	978,511	27.2%
Commercial real estate secured	18,550	0.4%	24,061	0.7%
Auto and RV secured	13,516	0.3%	14,740	0.4%
Factoring	112,545	2.6%	118,945	3.3%
Commercial & Industrial	139,533	3.2%	152,619	4.2%
Other	611	0.0%	1,971	0.1%
Total gross loans	4,372,753	100.0%	3,592,880	100.0%
Allowance for loan losses	(23,187)		(18,373)
Unaccreted discounts and loan fees	(45,905)		(41,666)
Net mortgage loans on real estate	$4,303,661		$3,532,841

The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. Also, the Bank previously purchased option adjustable-rate mortgage (“ARM”) loans and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Internal Asset Review Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of December 31, 2014, the Company had $617.8 million of interest only mortgage loans and $5.6 million of option adjustable-rate mortgage loans. Through December 31, 2014, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At December 31, 2014, our non-performing loans totaled $34.9 million, or 0.80% of total gross loans and our total non-performing assets totaled $35.7 million, or 0.69% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2014	June 30, 2014	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$27,071	$12,396	$14,675
Home equity	51	168	(117)
Multifamily real estate secured	5,138	4,302	836
Commercial real estate secured	2,175	2,985	(810)
Total non-performing loans secured by real estate	34,435	19,851	14,584
Auto and RV secured	457	534	(77)
Total non-performing loans	34,892	20,385	14,507
Foreclosed real estate	699	—	699
Repossessed—Auto and RV	110	75	35
Total non-performing assets	$35,701	$20,460	$15,241
Total non-performing loans as a percentage of total loans	0.80%	0.57%	0.23%
Total non-performing assets as a percentage of total assets	0.69%	0.46%	0.23%

Total non-performing assets increased from $20.5 million at June 30, 2014 to $35.7 million at December 31, 2014. As a percentage of total assets, non-performing assets increased from 0.46% at June 30, 2014 to 0.69% at December 31, 2014. The non-performing assets increase of approximately $15.2 million, was primarily the result of two single family residential loans. These two loans, with balances of $7.0 million and $5.0 million and LTVs of 70.0% and 47.6%, respectively, were also the primary causes of the increases in the 90+ days past due and substandard categories of our loan portfolio.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings with outstanding balances totaling $0.5 million at December 31, 2014 and $2.4 million at June 30, 2014.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2014, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at December 31, 2014 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $13.1 million of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $3.3 million; 715 – 769: $4.4 million; 700 – 714: $1.0 million; 660 – 699: $2.3 million and less than 660: $2.0 million.

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
The Company had $2,499.7 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,400.4 million; 61% – 70%: $899.6 million; 71% – 80%: $174.1 million; greater than 80%: $25.5 million.
The Company had $1,163.9 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $514.9 million; 56% – 65%: $380.6 million; 66% – 75%: $255.6 million; 76% – 80%: $11.8 million and greater than 80%: $0.9 million.
The Company had $16.4 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $11.1 million; 51% – 60%: $3.9 million; 61% – 70%: $1.4 million; and 71% – 80%: $0.0 million.
The weighted average LTV percentage for our entire real estate loan portfolio was 54% at December 31, 2014. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

(Dollars in thousands)	December 31, 2014	June 30, 2014
Non-performing loans—90+ days past due plus other non-accrual loans	$29,745	$16,390
Troubled debt restructuring loans—non-accrual	5,147	3,995
Troubled debt restructuring loans—performing	535	2,379
Total impaired loans	$35,427	$22,764

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2014		June 30, 2014
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	11,792	50.9%	7,959	43.4%
Home equity	97	0.4%	134	0.7%
Warehouse and other	1,585	6.8%	1,259	6.9%
Multifamily real estate secured	4,234	18.3%	3,785	20.6%
Commercial real estate secured	985	4.2%	1,035	5.6%
Auto and RV secured	1,053	4.5%	812	4.4%
Factoring	270	1.2%	279	1.5%
Commercial & Industrial	3,153	13.6%	3,048	16.6%
Other	18	0.1%	62	0.3%
Total	$23,187	100.0%	$18,373	100.0%
The loan loss provision was $2.9 million and $1.0 million for the three months ended December 31, 2014 and December 31, 2013, respectively. The loan loss provision was $5.4 million and $1.5 million for the six months ended December 31, 2014 and December 31, 2013, respectively. The increase for the three and six months ended December 31, 2014 in the loan loss provision was primarily the result of growth in the loan portfolio. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $423.3 million as of December 31, 2014, compared with $470.6 million at June 30, 2014. During the six months ended December 31, 2014, we purchased one debt security for $1.0 million, sold two securities for $9.6 million and received principal repayments of approximately $29.3 million in our available-for-sale portfolio. In our held-to-maturity portfolio, we received principal repayments of $13.7 million. The remainder of the change for both the available-for-sale and held-to-maturity portfolios is attributable to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held-to-maturity or available-for-sale at the time of purchase based upon issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $963.9 million, or 31.7%, to $4,005.4 million at December 31, 2014, from $3,041.5 million at June 30, 2014. Our deposit growth was the result of a 22.8% increase in interest-bearing demand accounts and a 64.5% increase in savings accounts. Increases in business banking customers resulted in higher demand and savings account business during the six months ended December 31, 2014.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2014		June 30, 2014
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$267,130	—%	$186,786	—%
Interest-bearing:
Demand	1,386,573	0.67%	1,129,535	0.63%
Savings	1,540,078	0.78%	935,973	0.73%
Total interest-bearing demand and savings	2,926,651	0.73%	2,065,508	0.67%
Time deposits:
Under $100,000	79,758	1.22%	107,294	1.23%
$100,000 or more[2]	731,856	1.73%	681,948	1.67%
Total time deposits	811,614	1.68%	789,242	1.61%
Total interest bearing[2]	3,738,265	0.93%	2,854,750	0.93%
Total deposits	$4,005,395	0.87%	$3,041,536	0.88%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total interest-bearing includes brokered deposits of $653.9 million and $404.8 million as of December 31, 2014 and June 30, 2014, respectively, of which $320.2 million and $275.4 million, respectively, are time deposits classified as $100,000 or more.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2014	June 30, 2014	December 31, 2013
Checking and savings accounts	32,531	30,402	30,222
Time deposits	6,428	7,571	8,869
Total number of deposit accounts	38,959	37,973	39,091

Borrowings

The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	December 31, 2014		June 30, 2014		December 31, 2013
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$35,000	4.38%	$45,000	4.46%	$95,000	4.43%
FHLB Advances	670,000	1.39%	910,000	0.97%	729,000	1.12%
Subordinated debentures and other borrowings	5,155	2.63%	5,155	2.63%	5,155	2.64%
Total borrowings	$710,155	1.54%	$960,155	1.14%	$829,155	1.51%

Weighted average cost of borrowings during the quarter	1.25%		1.50%		1.39%
Borrowings as a percent of total assets	13.7%		21.8%		23.2%

At December 31, 2014, total borrowings amounted to $710.2 million, down $250.0 million, or 26.0%, from June 30, 2014 and down $119.0 million or 14.4% from December 31, 2013. Total borrowings represented 13.7% of total assets and had a weighted-average cost of 1.25% at December 31, 2014, compared with 21.8% of total assets at a weighted-average cost of 1.50% at June 30, 2014 and 23.2% of total assets at a weighted-average cost of 1.39% at December 31, 2013.
We have sold securities under various agreements to repurchase for total proceeds of $35.0 million. The repurchase agreements have interest rates between 3.75% and 4.75% and scheduled maturities between April 2017 and December 2017. Under these agreements, we may be required to repay the $35.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 2.61 years and the weighted average remaining period before such repurchase agreements could be called is 0.36 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At December 31, 2014, a total of $5.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $15.0 million in putable advances is 3.07 years and the weighted average remaining period before such advances could be put to us is 0.05 years.
Stockholders’ Equity
Stockholders’ equity increased $79.6 million to $450.4 million at December 31, 2014 compared to $370.8 million at June 30, 2014. The increase was the result of our net income for the six months ended December 31, 2014 of $37.2 million, sale of common stock of $38.9 million, vesting and issuance of RSUs and exercise of stock options of $2.2 million, a $1.4 million unrealized gain in other comprehensive income, net of tax, less a reduction of $0.2 million for dividends declared on preferred stock.

LIQUIDITY

Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2014	2013
Operating Activities	$62,256	$36,827
Investing Activities	$(761,206)	$(560,528)
Financing Activities	$753,505	$453,893
During the six months ended December 31, 2014, we had net cash inflows from operating activities of $62.3 million compared to inflows of $36.8 million for the six months ended December 31, 2013. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $761.2 million for the six months ended December 31, 2014, while outflows totaled $560.5 million for the same period in fiscal year 2014. The increase was primarily due to higher loan originations, which were only partially offset by increased repayments of loans in the fiscal 2015 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $753.5 million for the six months ended December 31, 2014, and $453.9 million for the six months ended December 31, 2013. Net cash provided by financing activities increased primarily from a net increase in deposits partially offset by repayments exceeding advances from the FHLB for the six months ended December 31, 2014 compared to December 31, 2013.
During the six months ended December 31, 2014, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2014, the Company had $1,431.2 million available immediately and reflects a fully collateralized position. At December 31, 2014, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2014, the Bank did not have any borrowings outstanding and the amount available from this source was $11.4 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits, with $653.9 million outstanding at December 31, 2014. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

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

In fiscal year 2015, we commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through December 31, 2014 are as follows (dollars in thousands, except per share data, per share price is net of commissions):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Keefe, Bruyette & Woods, Inc.	August 2014	$78.72	44,417	$3,409	$87
Keefe, Bruyette & Woods, Inc.	September 2014	$74.58	236,800	$17,218	$441
Keefe, Bruyette & Woods, Inc.	October 2014	$70.22	50,000	$3,423	$88
Keefe, Bruyette & Woods, Inc.	November 2014	$78.30	130,000	$9,924	$254
Keefe, Bruyette & Woods, Inc.	December 2014	$78.76	66,800	$5,130	$132
As of December 31, 2014, the total gross sales were $40.1 million and the remaining amount of common stock we have available under the ATM Offering to sell was $9.9 million.

OFF-BALANCE SHEET COMMITMENTS
At December 31, 2014, we had commitments to originate loans with an aggregate outstanding principal balance of $148.5 million, and commitments to sell loans with an aggregate outstanding principal balance of $53.5 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of December 31, 2014 totaled $401.3 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of December 31, 2014
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$754,314	$280,049	$177,006	$198,707	$98,552
Time deposits[2]	823,287	406,090	149,277	42,750	225,170
Operating lease obligations[3]	14,930	2,339	4,981	5,438	2,172
Total	$1,592,531	$688,478	$331,264	$246,895	$325,894
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2014.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for leases of real property.

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

Quantitative measures established by regulation require our Bank to maintain certain minimum capital amounts and ratios. Regulations of the OCC require our Bank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2014, our Bank met all the capital adequacy requirements to which it was subject. At December 31, 2014, our Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since December 31, 2014 that management believes would materially adversely change the Bank’s capital classification. From time to time, we may need to raise additional capital to support our Bank’s further growth and to maintain its “well capitalized” status. Effective January 1, 2015, the OCC and related agencies set forth revised capital adequacy quantitative measures which increased the “well capitalized” standard for minimum leverage, tier 1 risk-based and total risk-based capital ratios to at least 5.0%, 8.0% and 10.0%, respectively. The revised guidance also increases the risk weighting of certain assets, however the risk-based capital treatment of residential mortgage exposures remains unchanged. The quarter-ended March 31, 2015 is the first quarter the Bank will be subject to the revised guidance. If the revised guidance were applied at December 31, 2014, the Bank’s capital ratios would exceed the new “well capitalized” capital adequacy standards.
The Bank’s capital amounts, capital ratios and capital requirements were as follows:

	As of December 31, 2014
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$460,160	8.84%	$208,211	4.00%	$260,263	5.00%
Tier 1 capital (to risk-weighted assets)	460,160	14.95%	N/A	N/A	184,630	6.00%
Total capital (to risk-weighted assets)	483,347	15.71%	246,173	8.00%	307,716	10.00%
Tangible capital (to tangible assets)	459,123	8.82%	78,079	1.50%	N/A	N/A

	As of June 30, 2014
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$382,441	8.66%	$176,639	4.00%	$220,799	5.00%
Tier 1 capital (to risk-weighted assets)	382,441	14.42%	N/A	N/A	159,181	6.00%
Total capital (to risk-weighted assets)	400,814	15.11%	212,241	8.00%	265,302	10.00%
Tangible capital (to tangible assets)	382,441	8.66%	66,240	1.50%	N/A	N/A

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2014 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2014
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$210,139	$—	$—	$—	$210,139
Securities[1]	292,593	14,439	38,362	77,955	423,349
Stock of the FHLB, at cost	44,992	—	—	—	44,992
Loans—net of allowance for loan loss	643,610	455,892	2,848,557	355,602	4,303,661
Loans held for sale	131,117	—	—	—	131,117
Total interest-earning assets	1,322,451	470,331	2,886,919	433,557	5,113,258
Non-interest earning assets	—	—	—	—	81,463
Total assets	$1,322,451	$470,331	$2,886,919	$433,557	$5,194,721
Interest-bearing liabilities:
Interest-bearing deposits	$520,905	$2,807,054	$241,700	$168,606	$3,738,265
Securities sold under agreements to repurchase	—	—	35,000	—	35,000
Advances from the FHLB	260,000	10,000	315,000	85,000	670,000
Other borrowed funds	5,155	—	—	—	5,155
Total interest-bearing liabilities	786,060	2,817,054	591,700	253,606	4,448,420
Other non-interest-bearing liabilities	—	—	—	—	295,879
Stockholders’ equity	—	—	—	—	450,422
Total liabilities and equity	$786,060	$2,817,054	$591,700	$253,606	$5,194,721
Net interest rate sensitivity gap	$536,391	$(2,346,723)	$2,295,219	$179,951	$664,838
Cumulative gap	$536,391	$(1,810,332)	$484,887	$664,838	$664,838
Net interest rate sensitivity gap—as a % of interest earning assets	40.56%	(498.95)%	79.50%	41.51%	13.00%
Cumulative gap—as % of cumulative interest earning assets	40.56%	(100.98)%	10.36%	17.54%	13.00%
________________________

1.	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as held-to-maturity, available-for-sale and trading.

The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2014 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of December 31, 2014
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$210,961	1.54%	$187,581	(9.04)%
Base	207,759	—%	206,219	—%
Down 200 basis points	203,687	(1.96)%	197,158	(4.39)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of December 31, 2014
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$292,058	(43.9)%	6.00%
Up 200 basis points	354,524	(31.9)%	7.08%
Up 100 basis points	436,711	(16.1)%	8.43%
Base	520,459	—%	9.75%
Down 100 basis points	586,490	12.7%	10.76%
Down 200 basis points	621,600	19.4%	11.26%

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the three months ended December 31, 2014. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended December 31, 2014
October 1, 2014 to December 31, 2014	—	$—	—	319,291
Balance at December 31, 2014	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at October 1, 2014	391,072
October 1, 2014 to October 31, 2014	41
November 1, 2014 to November 30, 2014	1,381
December 1, 2014 to December 31, 2014	5,160
Ending Balance at December 31, 2014	397,654
Total Treasury Shares at December 31, 2014	993,354

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Document

10.1	Description of Compensation between the Company and Brian Swanson, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 15, 2014

10.2
Change of Control Severance Agreement, dated January 9, 2015, between the Company and Brian Swanson, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 15, 2014

10.3
Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective October 23, 2014, incorporated by reference to Exhibit 10.1 (Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective October 23, 2014) to Form 8-K filed by H&R Block, Inc. on October 23, 2014.

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

BofI Holding, Inc.

Dated:	January 29, 2015	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	January 29, 2015	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)