Form 10-Q
period 2015-03-31
BofI Holding, Inc.
filed 2015-04-30
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 15,351,369 shares of common stock, $0.01 par value per share, as of April 23, 2015.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2015	June 30, 2014
ASSETS
Cash and due from banks	$228,450	$155,484
Federal funds sold	100	100
Total cash and cash equivalents	228,550	155,584
Securities:
Trading	7,738	8,066
Available-for-sale	167,056	214,778
Held-to-maturity—fair value $234,291 as of March 2015 and $243,966 as of June 2014	233,934	247,729
Stock of the Federal Home Loan Bank, at cost	44,979	42,770
Loans held for sale, carried at fair value	22,911	20,575
Loans held for sale, lower of cost or fair value	85,571	114,796
Loans—net of allowance for loan losses of $25,455 as of March 2015 and $18,373 as of June 2014	4,641,262	3,532,841
Accrued interest receivable	18,063	13,863
Furniture, equipment and software—net	8,099	6,707
Deferred income tax	30,829	25,245
Cash surrender value of life insurance	5,761	5,625
Mortgage servicing rights, carried at fair value	1,354	562
Other real estate owned and repossessed vehicles	2,281	75
Other assets	30,132	13,783
TOTAL ASSETS	$5,528,520	$4,402,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$247,264	$186,786
Interest bearing	4,121,508	2,854,750
Total deposits	4,368,772	3,041,536
Securities sold under agreements to repurchase	35,000	45,000
Advances from the Federal Home Loan Bank	583,000	910,000
Subordinated debentures	5,155	5,155
Accrued interest payable	1,346	1,350
Accounts payable and accrued liabilities and other liabilities	39,219	29,180
Total liabilities	5,032,492	4,032,221
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of March 31, 2015 and June 2014	5,063	5,063
Common stock—$0.01 par value; 50,000,000 shares authorized; 16,279,767 shares issued and 15,285,080 shares outstanding as of March 2015; 15,423,822 shares issued and 14,451,900 shares outstanding as of June 2014	163	154
Additional paid-in capital	274,490	207,579
Accumulated other comprehensive income (loss)—net of tax	(8,297)	(10,366)
Retained earnings	241,515	183,460
Treasury stock, at cost; 994,687 shares as of March 2015 and 971,922 shares as of June 2014	(16,906)	(15,112)
Total stockholders’ equity	496,028	370,778
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,528,520	$4,402,999
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$57,441	$38,931	$159,816	$104,273
Investments	5,470	6,232	16,981	18,463
Total interest and dividend income	62,911	45,163	176,797	122,736
INTEREST EXPENSE:
Deposits	9,634	6,572	25,140	17,894
Advances from the Federal Home Loan Bank	2,194	2,021	6,655	4,888
Other borrowings	418	907	1,351	3,353
Total interest expense	12,246	9,500	33,146	26,135
Net interest income	50,665	35,663	143,651	96,601
Provision for loan losses	2,900	1,600	8,300	3,100
Net interest income, after provision for loan losses	47,765	34,063	135,351	93,501
NON-INTEREST INCOME:
Realized gain on sale of securities	—	—	587	208
Other-than-temporary loss on securities:
Total impairment (losses) gains	(1,185)	(617)	(5,832)	(1,969)
Loss (gain) recognized in other comprehensive income	478	(102)	3,628	(195)
Net impairment loss recognized in earnings	(707)	(719)	(2,204)	(2,164)
Fair value gain (loss) on trading securities	(125)	53	(328)	488
Total unrealized (loss) gain on securities	(832)	(666)	(2,532)	(1,676)
Prepayment penalty fee income	454	458	2,384	2,286
Gain on sale – other	2,419	1,915	4,425	6,051
Mortgage banking income	4,330	2,358	10,330	7,483
Banking service fees and other income	1,995	1,147	5,118	3,380
Total non-interest income	8,366	5,212	20,312	17,732
NON-INTEREST EXPENSE:
Salaries and related costs	11,249	7,721	31,710	23,464
Data processing and internet	1,717	1,562	4,914	4,068
Advertising and promotional	1,462	670	4,217	2,473
Professional services	1,725	1,404	3,324	4,325
FDIC and regulator fees	902	572	2,508	1,666
Depreciation and amortization	868	744	2,351	2,161
Occupancy and equipment	735	589	2,288	1,715
Real estate owned and repossessed vehicles	44	(51)	152	(146)
Other general and administrative	1,641	1,136	5,262	4,441
Total non-interest expense	20,343	14,347	56,726	44,167
INCOME BEFORE INCOME TAXES	35,788	24,928	98,937	67,066
INCOME TAXES	14,714	10,318	40,650	27,120
NET INCOME	$21,074	$14,610	$58,287	$39,946
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$20,997	$14,533	$58,055	$39,714
COMPREHENSIVE INCOME	$21,694	$15,268	$60,356	$39,377
Basic earnings per share	$1.35	$1.00	$3.82	$2.78
Diluted earnings per share	$1.35	$1.00	$3.81	$2.76
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2015	2014	2015	2014
NET INCOME	$21,074	$14,610	$58,287	$39,946
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(156) and $(351) for the three months ended March 31, 2015 and 2014, and $(261) and $466 for the nine months ended March 31, 2015 and 2014, respectively.	234	528	373	(699)
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $(258) and $(87) for the three months ended March 31, 2015 and 2014, and $(1,516) and $(87) for the nine months ended March 31, 2015 and 2014, respectively.	386	130	2,048	130
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $0 and $0 for the three months ended March 31, 2015 and 2014 and $235 and $0 for the nine months ended March 31, 2015 and 2014, respectively.	—	—	(352)	—
Other comprehensive income (loss)	620	658	2,069	(569)
Comprehensive income	$21,694	$15,268	$60,356	$39,377

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—July 1, 2014	515	$5,063	15,423,822	(971,922)	14,451,900	$154	$207,579	$183,460	$(10,366)	$(15,112)	$370,778
Net income	—	—	—	—	—	—	—	58,287	—	—	58,287
Other comprehensive income	—	—	—	—	—	—	—	—	2,069	—	2,069
Cash dividends on preferred stock	—	—	—	—	—	—	—	(232)	—	—	(232)
Issuance of common stock	—	—	789,219	—	789,219	8	61,189	—	—	—	61,197
Stock-based compensation expense	—	—	—	—	—	—	4,787	—	—	—	4,787
Restricted stock grants and tax benefits	—	—	66,326	(22,765)	43,561	1	920	—	—	(1,794)	(873)
Stock option exercises and tax benefits	—	—	400	—	400	—	15	—	—	—	15
BALANCE—March 31, 2015	515	$5,063	16,279,767	(994,687)	15,285,080	$163	$274,490	$241,515	$(8,297)	$(16,906)	$496,028

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,287	$39,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(4,342)	(6,394)
Net accretion of discounts on loans	(557)	(2,168)
Stock-based compensation expense	4,787	3,146
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(933)	(2,614)
Valuation of financial instruments carried at fair value	328	(488)
Net gain on sale of investment securities	(587)	—
Impairment charge on securities	2,204	2,163
Provision for loan losses	8,300	3,100
Deferred income taxes	(7,127)	(1,615)
Origination of loans held for sale	(721,780)	(523,561)
Unrealized (gain) loss on loans held for sale	267	391
Gain on sales of loans held for sale	(14,755)	(13,924)
Proceeds from sale of loans held for sale	775,806	576,160
Change in fair value of mortgage servicing rights	229	—
(Gain) loss on sale of other real estate and foreclosed assets	55	(350)
Depreciation and amortization of furniture, equipment and software	2,351	2,161
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(4,200)	(1,886)
Other assets	(12,433)	2,368
Accrued interest payable	(4)	(264)
Accounts payable and accrued liabilities	9,178	(2,332)
Net cash provided by (used in) operating activities	95,074	73,839
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(4,446)	(68,033)
Proceeds from sale of available-for-sale mortgage-backed securities	9,539	—
Proceeds from repayment of securities	62,761	73,170
Purchase of stock of Federal Home Loan Bank	(11,850)	(17,395)
Proceeds from redemption of stock of Federal Home Loan Bank	9,641	16,005
Origination of loans for portfolio	(2,348,617)	(1,617,484)
Origination of mortgage warehouse loans, net	(71,405)	—
Proceeds from sales of other real estate owned and repossessed assets	107	2,605
Purchases of loans, net of discounts and premiums	(146)	—
Principal repayments on loans	1,283,914	743,666
Net purchases of furniture, equipment and software	(3,743)	(2,410)
Net cash used in investing activities	(1,074,245)	(869,876)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,327,236	740,977
Proceeds from Federal Home Loan Bank advances	421,000	612,000
Repayment of Federal Home Loan Bank advances	(748,000)	(610,417)
Repayment of other borrowings and securities sold under agreements to repurchase	(10,000)	(50,000)
Proceeds from exercise of common stock options	3	243
Proceeds from issuance of common stock	61,197	27,556
Tax benefit from exercise of common stock options and vesting of restricted stock grants	933	2,614
Cash dividends on preferred stock	(232)	(232)
Net cash provided by financing activities	1,052,137	722,741
NET CHANGE IN CASH AND CASH EQUIVALENTS	72,966	(73,296)
CASH AND CASH EQUIVALENTS—Beginning of year	155,584	201,694
CASH AND CASH EQUIVALENTS—End of period	$228,550	$128,398
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$33,151	$26,397
Income taxes paid	$49,859	$24,646
Transfers to other real estate owned and repossessed vehicles from loans	$2,452	$1,110
Transfers from loans held for investment to loans held for sale	$30,000	$39,799
Transfers from loans held for sale to loans held for investment	$7,237	$1,471
Sale of loans, cash not received	$5,340	$—
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
(Dollars in thousands, except per share data)
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, BofI Federal Bank (the “Bank” and collectively with BofI Holding, Inc., the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2014 included in our Annual Report on Form 10-K.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At March 31, 2015, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 25.9% of all banks in the collateral pools, compared to 20.9% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At March 31, 2015, the Company used a weighted average discount margin of 450 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic activity, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at March 31, 2015 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $885. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $1,040.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. For each security, the Company inputs a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of each security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and housing price appreciation. The most updated national unemployment rate announced prior to the end of the period covered by this report (reported for February 2015) was 5.5%, down from the high of 10.2% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at March 31,

2015 are from 15.0% up to 66.7% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a little lower FICO and a little less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at March 31, 2015 are from 0.8% up to 21.1% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at March 31, 2015, the Company computed its discount rates as a spread between 241 and 881 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
Loans Held for Sale. Loans held for sale at fair value are primarily single-family and multifamily residential loans. The fair value of residential loans held for sale is determined by pricing for comparable assets or by existing forward sales commitment prices with investors.
Impaired Loans. Impaired loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or the collateral pledged. The accrual of interest income has been discontinued for impaired loans. The impaired loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The Company assesses loans individually and identifies impairment when the loan is classified as impaired, has been restructured, or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing. The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral. The fair value of impaired loans with specific write-offs or allocations of the allowance for loan losses are generally based on recent real estate appraisals or internal valuation analyses consistent with the methodology used in real estate appraisals and include other third-party valuations and analysis of cash flows. These appraisals and analyses are updated at least on an annual basis. The Company primarily obtains real estate appraisals and in the rare cases where an appraisal cannot be obtained, the Company performs an internal valuation analysis. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. The sales comparison approach uses at least three recent similar property sales to help determine the fair value of the property being appraised. The income approach is calculated by taking the net operating income generated by the collateral property of the rent collected and dividing it by an assumed capitalization rate. Adjustments are routinely made in the process by the appraisers to account for differences between the comparable sales and income data available. When measuring the fair value of the impaired loan based upon the projected sale of the underlying collateral, the Company subtracts the costs expected to be incurred for the transfer of the underlying collateral, which includes items such as sales commissions, delinquent taxes and insurance premiums. These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and June 30, 2014. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,738	$7,738
Securities—Available-for-Sale:
Agency RMBS	$—	$49,791	$—	$49,791
Non-Agency RMBS	—	—	27,977	27,977
Municipal	—	21,373	—	21,373
Other Debt Securities	—	67,915	—	67,915
Total—Securities—Available-for-Sale	$—	$139,079	$27,977	$167,056
Loans Held for Sale	$—	$22,911	$—	$22,911
Mortgage Servicing Rights	$—	$—	$1,354	$1,354
Other assets – Derivative Instruments	$—	$—	$2,620	$2,620
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$559	$559

	June 30, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$8,066	$8,066
Securities—Available-for-Sale:
Agency RMBS	$—	$59,880	$—	$59,880
Non-Agency RMBS	—	—	37,409	37,409
Municipal	—	28,943	—	28,943
Other Debt Securities	—	88,546	—	88,546
Total—Securities—Available-for-Sale	$—	$177,369	$37,409	$214,778
Loans Held for Sale	$—	$20,575	$—	$20,575
Mortgage Servicing Rights	$—	$—	$562	$562
Other assets – Derivative Instruments	$—	$—	$1,364	$1,364
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$489	$489

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2015
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$7,862	$31,926	$1,037	$659	$41,484
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	(124)	—	—	—	(124)
Included in earnings—Mortgage banking income	—	—	(194)	1,402	1,208
Included in other comprehensive income	—	(232)	—	—	(232)
Purchases, issues, sales and settlements:
Purchases	—	—	511	—	511
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(3,013)	—	—	(3,013)
Other-than-temporary impairment	—	(704)	—	—	(704)
Closing balance	$7,738	$27,977	$1,354	$2,061	$39,130

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(124)	$—	$(194)	$1,402	$1,084

	For the Nine Months Ended
	March 31, 2015
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$8,066	$37,409	$562	$875	$46,912
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	(328)	—	—	—	(328)
Included in earnings—Mortgage banking	—	—	(229)	1,186	957
Included in other comprehensive income	—	(1,351)	—	—	(1,351)
Purchases, issues, sales and settlements:
Purchases	—	—	1,021	—	1,021
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(7,162)	—	—	(7,162)
Other-than-temporary impairment	—	(919)	—	—	(919)
Closing balance	$7,738	$27,977	$1,354	$2,061	$39,130

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(328)	$—	$(229)	$1,186	$629

	For the Three Months Ended
	March 31, 2014
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Derivative Instruments, net	Total

Opening Balance	$7,546	$40,841	$1,055	$49,442
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—
Included in earnings—Fair value gain on trading securities	53	—	—	53
Included in earnings—Mortgage banking	—	—	(48)	(48)
Included in other comprehensive income	—	(389)	—	(389)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	(1,674)	—	(1,674)
Other-than-temporary impairment	—	(193)	—	(193)
Closing balance	$7,599	$38,585	$1,007	$47,191
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$53	$—	$(48)	$5

	For the Nine Months Ended
	March 31, 2014
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Derivative Instruments, net	Total

Opening Balance	$7,111	$49,284	$2,222	$58,617
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	488	—	—	488
Included in earnings—Mortgage banking	—	—	(1,215)	(1,215)
Included in other comprehensive income	—	(1,306)	—	(1,306)
Purchases, issues, sales and settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	(9,198)	—	(9,198)
Other-than-temporary impairment	—	(195)	—	(195)
Closing balance	$7,599	$38,585	$1,007	$47,191
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$488	$—	$(1,215)	$(727)

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	March 31, 2015
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$7,738	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	18.8 to 32.2% (25.0%) 4.5 to 4.5% (4.5%)
Securities – Available-for-Sale: Non-agency RMBS	$27,977	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	2.5 to 34.2% (10.0%) 0.8 to 21.1% (5.6%) 15.0 to 66.7% (54.9%) 2.4 to 8.8% (6.0%)
Mortgage Servicing Rights	$1,354	Discounted Cash Flow	Constant Prepayment Rate, Expected Life (in years), Discount Rate	4.6 to 22.1% (8.3%) 3.8 to 7.9 (6.9) 10.0 to 11.5% (10.2%)
Derivative Instruments, net	$2,061	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

	June 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$8,066	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	19.0 to 26.6% (23.1%) 4.0 to 4.0% (4.0%)
Securities – Available-for-Sale: Non-agency RMBS	$37,409	Discounted Cash Flow	Constant Prepayment Rate, Constant Default Rate, Loss Severity, Discount Rate over LIBOR	0.1 to 27.8% (10.0%) 0.0 to 21.7% (5.6%) 1.6 to 87.9% (61.7%) 2.5 to 8.4% (5.2%)
Mortgage Servicing Rights	$562	Discounted Cash Flow	Constant Prepayment Rate, Expected Life (in years), Discount Rate	5.6 to 7.4% (7.4%) 3.6 to 8.3 (7.1) 10.0 to 11.5% (10.1%)
Derivative Instruments, net	$875	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2015	2014	2015	2014
Interest income on investments	$55	$61	$166	$175
Fair value adjustment	(124)	53	(328)	488
Total	$(69)	$114	$(162)	$663

The table below summarizes assets measured for impairment on a non-recurring basis:

	March 31, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$25,834	$25,834
Home equity	—	—	11	11
Multifamily real estate secured	—	—	5,516	5,516
Commercial real estate secured	—	—	2,152	2,152
Auto and RV secured	—	—	401	401
Total	$—	$—	$33,914	$33,914
Other real estate owned and repossessed vehicles:
Single family real estate secured:
Mortgage	$—	$—	$2,184	$2,184
Auto and RV secured	—	—	97	97
Total	$—	$—	$2,281	$2,281
HTM Securities – Non-Agency RMBS	$—	$—	$90,533	$90,533

	June 30, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$13,385	$13,385
Home equity	—	—	168	168
Multifamily real estate secured	—	—	4,301	4,301
Commercial real estate secured	—	—	4,376	4,376
Auto and RV secured	—	—	534	534
Total	$—	$—	$22,764	$22,764
Other real estate owned and foreclosed assets:
Auto and RV secured	$—	$—	$75	$75
HTM Securities – Non-Agency RMBS	$—	$—	$91,297	$91,297

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $33,914, after charge-offs of $921 for the nine months ended March 31, 2015, and life to date charge-offs of $6,265. Impaired loans had a related allowance of $374 at March 31, 2015.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $2,281 after charge-offs of $0 for the three months ended March 31, 2015.
Held-to-maturity securities measured for impairment on a non-recurring basis had a fair value of $90,533 and a carrying amount of $88,962 at March 31, 2015, after net impairment charges to income of $1,285 and changes to other comprehensive income of $3,855 during the nine months ended March 31, 2015. The Company recognized net impairment charges to income of $1,969 and changes in other comprehensive loss of $216 for the nine months ended March 31, 2014. These held-to-maturity securities are valued using Level 3 inputs.

The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2015 and June 30, 2014.
As of March 31, 2015 and June 30, 2014, the aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	March 31, 2015	June 30, 2014
Aggregate fair value	$22,911	$20,575
Contractual balance	22,211	20,138
Gain	$700	$437
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2015	2014	2015	2014
Interest income	$147	$48	$450	$438
Change in fair value	1,583	(383)	1,453	(2,078)
Total	$1,730	$(335)	$1,903	$(1,640)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2015
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$25,834	Sales comparison approach	Adjustment for differences between the comparable sales	-25.0 to 53.7% (1.6%)
Home equity	$11	Sales comparison approach	Adjustment for differences between the comparable sales	-64.0 to 5.5% (-3.8%)
Multifamily real estate secured	$5,516	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-50.2 to 50.2% (4.8%)
Commercial real estate secured	$2,152	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-66.5 to 22.1% (-7.1%)
Auto and RV secured	$401	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 21.1% (10.2%)
Other real estate owned:
Single family real estate secured:
Mortgage	$2,184	Sales comparison approach	Adjustment for differences between the comparable sales	-53.9 to 79.3% (-2.5%)
Auto and RV secured	$97	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 20.6% (10.2%)
HTM Securities – Non-Agency RMBS	$90,533	Discounted cash flow	Constant prepayment rate, constant default rate, loss severity, discount rate over LIBOR	2.5 to 34.2% (10.0%) 0.8 to 21.1% (5.7%) 15.0 to 66.7% (55.0%) 2.4 to 8.8% (6.3%)

	June 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$13,385	Sales comparison approach	Adjustment for differences between the comparable sales	-28.7 to 35.1% (1.3%)
Home equity	$168	Sales comparison approach	Adjustment for differences between the comparable sales	-20.0 to 42.7% (10.1%)
Multifamily real estate secured	$4,301	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-43.3 to 65.0% (13.1%)
Commercial real estate secured	$4,376	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-84.1 to 82.4% (-22.1%)
Auto and RV secured	$534	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 27.4% (10.3%)
Other real estate owned:
Auto and RV secured	$75	Sales comparison approach	Adjustment for differences between the comparable sales	-84.0 to 41.3% (-32.8%)
HTM Securities – Non-Agency RMBS	$91,297	Discounted cash flow	Constant prepayment rate, constant default rate, loss severity, discount rate over LIBOR	0.1 to 16.3% (10.2%) 0.0 to 11.1% (5.9%) 3.5 to 76.5% (61.2%) 2.7 to 8.4% (6.2%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at December 31, 2014 and June 30, 2014 were as follows:

	March 31, 2015
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$228,550	$228,550	$—	$—	$228,550
Securities trading	7,738	—	—	7,738	7,738
Securities available-for-sale	167,056	—	139,079	27,977	167,056
Securities held-to-maturity	233,934	—	87,287	147,004	234,291
Loans held for sale, at fair value	22,911	—	22,911	—	22,911
Loans held for sale, at lower of cost or fair value	85,571	—	—	92,228	92,228
Loans held for investment—net	4,641,262	—	—	4,743,458	4,743,458
Accrued interest receivable	18,063	—	—	18,063	18,063
Financial liabilities:
Time deposits and savings	4,368,772	—	4,458,053	—	4,458,053
Securities sold under agreements to repurchase	35,000	—	38,021	—	38,021
Advances from the Federal Home Loan Bank	583,000	—	593,015	—	593,015
Subordinated debentures	5,155	—	5,284	—	5,284
Accrued interest payable	1,346	—	1,346	—	1,346

	June 30, 2014
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$155,584	$155,584	$—	$—	$155,584
Securities trading	8,066	—	—	8,066	8,066
Securities available-for-sale	214,778	—	177,369	37,409	214,778
Securities held-to-maturity	247,729	—	89,409	154,557	243,966
Loans held for sale, at fair value	20,575	—	20,575	—	20,575
Loans held for sale, at lower of cost or fair value	114,796	—	—	114,840	114,840
Loans held for investment—net	3,532,841	—	—	3,632,841	3,632,841
Accrued interest receivable	13,863	—	—	13,863	13,863
Financial liabilities:
Time deposits and savings	3,041,536	—	3,066,830	—	3,066,830
Securities sold under agreements to repurchase	45,000	—	48,883	—	48,883
Advances from the Federal Home Loan Bank	910,000	—	917,184	—	917,184
Subordinated debentures	5,155	—	5,284	—	5,284
Accrued interest payable	1,350	—	1,350	—	1,350

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
The amortized cost, carrying amount and fair value for the major categories of securities: trading, available-for-sale, and held-to-maturity at March 31, 2015 and June 30, 2014 were:

	March 31, 2015
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$49,397	$804	$(410)	$49,791	$44,408	$1,591	$—	$45,999
Non-agency[2]	—	25,149	2,828	—	27,977	153,531	10,104	(16,631)	147,004
Total mortgage-backed securities	—	74,546	3,632	(410)	77,768	197,939	11,695	(16,631)	193,003
Other debt securities:
Municipal	—	20,787	610	(24)	21,373	35,995	5,293	—	41,288
Non-agency	7,738	67,524	780	(389)	67,915	—	—	—	—
Total other debt securities	7,738	88,311	1,390	(413)	89,288	35,995	5,293	—	41,288
Total debt securities	$7,738	$162,857	$5,022	$(823)	$167,056	$233,934	$16,988	$(16,631)	$234,291

	June 30, 2014
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$60,670	$1,060	$(1,850)	$59,880	$47,982	$1,895	$—	$49,877
Non-agency[2]	—	33,521	4,077	(189)	37,409	163,695	6,352	(15,490)	154,557
Total mortgage-backed securities	—	94,191	5,137	(2,039)	97,289	211,677	8,247	(15,490)	204,434
Other debt securities:
Municipal	—	28,522	425	(4)	28,943	36,052	3,480	—	39,532
Non-agency	8,066	87,913	687	(54)	88,546	—	—	—	—
Total other debt securities	8,066	116,435	1,112	(58)	117,489	36,052	3,480	—	39,532
Total debt securities	$8,066	$210,626	$6,249	$(2,097)	$214,778	$247,729	$11,727	$(15,490)	$243,966
__________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.
The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $27,977 at March 31, 2015 consists of twenty-one different issues of super senior securities with a fair value of $18,856; one senior structured whole loan security with a fair value of $8,912 and three mezzanine z-tranche securities with a fair value of $209 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2009 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $153,531 at March 31, 2015 consists of 77 different issues of super senior securities totaling $151,374 and one senior-support security with a carrying value of $2,157. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310-30”). Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310-30. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired and a charge of $572 was recorded for the fiscal 2014 year and no charge was incurred for the nine months ended March 31, 2015. At March 31, 2015 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at March 31, 2015 and June 30, 2014 were $39,840 and $67,605 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2015
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$27	$—	$25,988	$(410)	$26,015	$(410)	$178	$—	$—	$—	$178	$—
Non-agency	—	—	1,499	—	1,499	—	19,421	(743)	64,099	(15,888)	83,520	(16,631)
Total RMBS securities	27	—	27,487	(410)	27,514	(410)	19,599	(743)	64,099	(15,888)	83,698	(16,631)
Other Debt:
Municipal Debt	1,421	(24)	—	—	1,421	(24)	—	—	—	—	—	—
Non-agency	29,131	(389)	—	—	29,131	(389)	—	—	—	—	—	—
Total Other Debt	30,552	(413)	—	—	30,552	(413)	—	—	—	—	—	—
Total debt securities	$30,579	$(413)	$27,487	$(410)	$58,066	$(823)	$19,599	$(743)	$64,099	$(15,888)	$83,698	$(16,631)

	June 30, 2014
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$25,498	$(1,850)	$25,498	$(1,850)	$—	$—	$1	$—	$1	$—
Non-agency	1,819	(33)	2,402	(157)	4,221	(190)	5,871	(400)	66,974	(15,090)	72,845	(15,490)
Total RMBS securities	1,819	(33)	27,900	(2,007)	29,719	(2,040)	5,871	(400)	66,975	(15,090)	72,846	(15,490)
Other Debt:
Municipal Debt	47	—	2,257	(3)	2,304	(3)	—	—	—	—	—	—
Non-agency	5,365	(48)	1,389	(6)	6,754	(54)	—	—	—	—	—	—
Total Other Debt	5,412	(48)	3,646	(9)	9,058	(57)	—	—	—	—	—	—
Total debt securities	$7,231	$(81)	$31,546	$(2,016)	$38,777	$(2,097)	$5,871	$(400)	$66,975	$(15,090)	$72,846	$(15,490)

There were 35 securities that were in a continuous loss position at March 31, 2015 for a period of more than 12 months. There were 35 securities that were in a continuous loss position at June 30, 2014 for a period of more than 12 months. The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$(19,636)	$(16,782)	$(18,139)	$(15,336)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	(704)	(187)	(742)	(187)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(3)	(531)	(1,462)	(1,977)
Ending balance	$(20,343)	$(17,500)	$(20,343)	$(17,500)

At March 31, 2015, non-agency RMBS with a total carrying amount of $101,134 were determined to have cumulative credit losses of $20,343 of which $707 was recognized in earnings during the three months ended March 31, 2015. This quarter’s other-than-temporary impairment of $707 is related to four non-agency RMBS with a total carrying amount of $2,475. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the non-credit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the non-credit component as a charge to other comprehensive income, net of the related income tax benefit.
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
The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2015	2014	2015	2014
Proceeds	$—	$—	$9,614	$—
Gross realized gains	—	—	587	—
Gross realized losses	—	—	—	—
Net gain on securities	$—	$—	$587	$—

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	March 31, 2015	June 30, 2014
Available-for-sale debt securities—net unrealized gains	$4,199	$4,151
Available-for-sale debt securities—non-credit related	(291)	—
Held-to-maturity debt securities—non-credit related	(17,578)	(21,433)
Subtotal	(13,670)	(17,282)
Tax benefit	5,373	6,916
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(8,297)	$(10,366)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as trading, available-for-sale and held-to-maturity at March 31, 2015 were:

	March 31, 2015
	Trading	Available for sale		Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Fair Value	Carrying Amount	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$—	$4,209	$4,198	$1,524	$1,592
Due one to five years	—	13,540	13,550	5,771	6,025
Due five to ten years	—	11,786	11,872	6,439	6,719
Due after ten years	—	19,862	20,171	30,674	31,663
Total RMBS—U.S. agencies[1]	—	49,397	49,791	44,408	45,999
RMBS—Non-agency:
Due within one year	—	6,145	6,780	25,032	24,042
Due one to five years	—	13,263	14,800	47,374	46,303
Due five to ten years	—	3,859	4,388	36,288	34,879
Due after ten years	—	1,882	2,009	44,837	41,780
Total RMBS—Non-agency	—	25,149	27,977	153,531	147,004
Other debt:
Due within one year	—	15,059	15,154	949	1,088
Due one to five years	—	60,446	60,919	4,411	5,049
Due five to ten years	—	5,034	5,202	6,925	7,931
Due after ten years	7,738	7,772	8,013	23,710	27,220
Total other debt	7,738	88,311	89,288	35,995	41,288
Total	$7,738	$162,857	$167,056	$233,934	$234,291
__________________________
1. RMBS distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2015	June 30, 2014
Single family real estate secured:
Mortgage	$2,715,967	$1,918,626
Home equity	3,892	12,690
Warehouse and other[1]	464,703	370,717
Multifamily real estate secured	1,203,127	978,511
Commercial real estate secured	23,882	24,061
Auto and RV secured	12,762	14,740
Factoring	121,984	118,945
Commercial & Industrial	163,360	152,619
Other	2,018	1,971
Total gross loans	4,711,695	3,592,880
Allowance for loan losses	(25,455)	(18,373)
Unaccreted discounts and loan fees	(44,978)	(41,666)
Total net loans	$4,641,262	$3,532,841
 __________________________________

1.	The balance of single family warehouse loans was $164,325 at March 31, 2015 and $92,920 at June 30, 2014. The remainder of the balance is attributable to single family lender finance loans.

Allowance for Loan Losses. The Company’s goal is to maintain the allowance for loan losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at March 31, 2015, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan portfolio.
Allowance for Loan Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle (“RV”) and automobile (“auto”) loans based upon the borrower credit score and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at March 31, 2015 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $12,361 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $2,972; 715 – 769: $4,145; 700 – 714: $1,099; 660 – 699: $2,192 and less than 660: $1,953.
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
The Company had $2,690,133 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,477,673; 61% – 70%: $992,540; 71% – 80%: $192,275; and greater than 80%: $27,645.
The Company had $1,197,611 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $526,403; 56% – 65%: $388,781; 66% – 75%: $266,949; 76% – 80%: $14,619 and greater than 80%: $859.
The Company had $21,730 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $10,997; 51% – 60%: $6,863; 61% – 70%: $3,870; and 71% – 80%: $0.
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

The following table summarizes activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended March 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at January 1, 2015	$11,792	$97	$1,585	$4,234	$985	$1,053	$270	$3,153	$18	$23,187
Provision for loan loss	1,400	53	484	203	(36)	(73)	24	758	87	2,900
Charge-offs	(694)	(30)	—	(44)	—	(55)	—	—	—	(823)
Recoveries	137	3	—	—	—	45	—	—	6	191
Balance at March 31, 2015	$12,635	$123	$2,069	$4,393	$949	$970	$294	$3,911	$111	$25,455

	For the Three Months Ended March 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at January 1, 2014	$6,064	$138	$1,016	$2,869	$1,648	$1,206	$240	$2,003	$16	$15,200
Provision for loan loss	847	52	5	(16)	(49)	175	21	567	(2)	1,600
Charge-offs	—	(81)	—	—	(355)	(462)	—	—	—	(898)
Recoveries	53	28	—	—	—	4	—	—	7	92
Balance at March 31, 2014	$6,964	$137	$1,021	$2,853	$1,244	$923	$261	$2,570	$21	$15,994

	For the Nine Months Ended March 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Provision for loan loss	5,265	10	810	952	70	278	15	863	37	8,300
Charge-offs	(734)	(30)	—	(344)	(156)	(201)	—	—	—	(1,465)
Recoveries	145	9	—	—	—	81	—	—	12	247
Balance at March 31, 2015	$12,635	$123	$2,069	$4,393	$949	$970	$294	$3,911	$111	$25,455

	For the Nine Months Ended March 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Provision for loan loss	2,198	5	(229)	(83)	221	(35)	60	947	16	3,100
Charge-offs	(101)	(93)	—	(250)	(355)	(613)	—	—	(28)	(1,440)
Recoveries	55	42	—	—	—	35	—	—	20	152
Balance at March 31, 2014	$6,964	$137	$1,021	$2,853	$1,244	$923	$261	$2,570	$21	$15,994

The following table presents our loans evaluated individually for impairment by class:

	March 31, 2015
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$7,070	$679	$6,391	$30	$6,421	$—
Purchased	6,796	2,114	4,682	157	4,839	—
Home Equity:
In-house originated	87	86	1	12	13	—
Multifamily Real Estate Secured:
Purchased	2,581	877	1,704	—	1,704	—
Commercial Real Estate Secured:
Purchased	3,664	1,512	2,152	229	2,381	—
Auto and RV Secured:
In-house originated	1,345	997	348	19	367	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	12,519	—	12,519	87	12,606	311
Purchased	2,242	—	2,242	6	2,248	43
Home Equity:
In-house originated	10	—	10	—	10	1
Multifamily Real Estate Secured:
In-house originated	3,491	—	3,491	38	3,529	14
Purchased	321	—	321	20	341	3
Auto and RV Secured:
In-house originated	53	—	53	1	54	2
Total	$40,179	$6,265	$33,914	$599	$34,513	$374
As a % of total gross loans	0.85%	0.13%	0.72%	0.01%	0.73%	0.01%

	June 30, 2014
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
Purchased	$7,413	$2,189	$5,224	$223	$5,447	$—
Home Equity:
In-house originated	88	83	5	9	14	—
Multifamily Real Estate Secured:
In-house originated	2,615	746	1,869	5	1,874	—
Commercial Real Estate Secured:
Purchased	3,670	1,297	2,373	133	2,506	—
Auto and RV Secured:
In-house originated	1,561	1,072	489	27	516	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	4,074	—	4,074	22	4,096	14
Purchased	4,087	—	4,087	53	4,140	19
Home Equity:
In-house originated	163	—	163	—	163	1
Multifamily Real Estate Secured:
In-house originated	2,307	—	2,307	22	2,329	3
Purchased	125	—	125	—	125	1
Commercial Real Estate Secured:
Purchased	2,003	—	2,003	2	2,005	38
Auto and RV Secured:
In-house originated	45	—	45	1	46	1
Total	$28,151	$5,387	$22,764	$497	$23,261	$77
As a % of total gross loans	0.78%	0.15%	0.63%	0.01%	0.65%	—%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	March 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$354	$1	$—	$17	$—	$2	$—	$—	$—	$374
Collectively evaluated for impairment	12,281	122	2,069	4,376	949	968	294	3,911	111	25,081
Total ending allowance balance	$12,635	$123	$2,069	$4,393	$949	$970	$294	$3,911	$111	$25,455
Loans:
Loans individually evaluated for impairment[1]	$25,834	$11	$—	$5,516	$2,152	$401	$—	$—	$—	$33,914
Loans collectively evaluated for impairment	2,690,133	3,881	464,703	1,197,611	21,730	12,361	121,984	163,360	2,018	4,677,781
Principal loan balance	2,715,967	3,892	464,703	1,203,127	23,882	12,762	121,984	163,360	2,018	4,711,695
Unaccreted discounts and loan fees	9,974	3	(384)	3,287	(28)	155	(57,402)	(583)	—	(44,978)
Accrued interest receivable	9,373	2	426	4,820	46	67	522	841	—	16,097
Total recorded investment in loans	$2,735,314	$3,897	$464,745	$1,211,234	$23,900	$12,984	$65,104	$163,618	$2,018	$4,682,814
________________
1. Loans evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$33	$1	$—	$4	$38	$1	$—	$—	$—	$77
Collectively evaluated for impairment	7,926	133	1,259	3,781	997	811	279	3,048	62	18,296
Total ending allowance balance	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Loans:
Loans individually evaluated for impairment[1]	$13,385	$168	$—	$4,301	$4,376	$534	$—	$—	$—	$22,764
Loans collectively evaluated for impairment	1,905,241	12,522	370,717	974,210	19,685	14,206	118,945	152,619	1,971	3,570,116
Principal loan balance	1,918,626	12,690	370,717	978,511	24,061	14,740	118,945	152,619	1,971	3,592,880
Unaccreted discounts and loan fees	7,138	(11)	(2,055)	2,336	(37)	215	(48,546)	(706)	—	(41,666)
Accrued interest receivable	5,947	39	433	3,704	45	74	163	825	—	11,230
Total recorded investment in loans	$1,931,711	$12,718	$369,095	$984,551	$24,069	$15,029	$70,562	$152,738	$1,971	$3,562,444
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans consisted of the following:

(Dollars in thousands)	March 31, 2015	June 30, 2014
Single Family Real Estate Secured:
Mortgage:
In-house originated	$18,910	$4,073
Purchased	6,705	8,323
Home Equity:
In-house originated	11	168
Multifamily Real Estate Secured:
In-house originated	3,491	2,307
Purchased	2,025	1,995
Commercial Real Estate Secured:
Purchased	2,152	2,985
Total non-performing loans secured by real estate	33,294	19,851
Auto and RV Secured	401	534
Total non-performing loans	$33,695	$20,385
Non-performing loans to total loans	0.72%	0.57%

The Company has no loans over 90 days delinquent that are still accruing interest at March 31, 2015. Approximately 76.02% of the Company’s non-performing loans are single family first mortgages already written down to 57.75% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.
The following table provides the outstanding unpaid balance of loans that are performing and non-performing by portfolio class:

	March 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$2,690,352	$3,881	$464,703	$1,197,611	$21,730	$12,361	$121,984	$163,360	$2,018	$4,678,000
Non-performing	25,615	11	—	5,516	2,152	401	—	—	—	33,695
Total	$2,715,967	$3,892	$464,703	$1,203,127	$23,882	$12,762	$121,984	$163,360	$2,018	$4,711,695

	June 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,906,230	$12,522	$370,717	$974,209	$21,076	$14,206	$118,945	$152,619	$1,971	$3,572,495
Non-performing	12,396	168	—	4,302	2,985	534	—	—	—	20,385
Total	$1,918,626	$12,690	$370,717	$978,511	$24,061	$14,740	$118,945	$152,619	$1,971	$3,592,880

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	March 31, 2015
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$2,596,187	$94,165	$2,690,352	$1,060,710	$136,901	$1,197,611	$8,968	$12,762	$21,730
Non-performing	18,910	6,705	25,615	3,491	2,025	5,516	—	2,152	2,152
Total	$2,615,097	$100,870	$2,715,967	$1,064,201	$138,926	$1,203,127	$8,968	$14,914	$23,882

	June 30, 2014
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$1,797,526	$108,704	$1,906,230	$816,682	$157,527	$974,209	$6,164	$14,912	$21,076
Non-performing	4,073	8,323	12,396	2,307	1,995	4,302	—	2,985	2,985
Total	$1,801,599	$117,027	$1,918,626	$818,989	$159,522	$978,511	$6,164	$17,897	$24,061

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

Approximately 14.95% of our non-performing loans at March 31, 2015 were considered TDRs, compared to 19.60% at June 30, 2014. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to the performing loan category and any previously deferred interest income is recognized.

The Company classifies these loans as performing loans temporarily modified as TDR and are included in impaired loans as follows:

	March 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$219	$—	$—	$—	$—	$—	$—	$—	$—	$219
Non-performing loans	25,615	11	—	5,516	2,152	401	—	—	—	33,695
Total impaired loans	$25,834	$11	$—	$5,516	$2,152	$401	$—	$—	$—	$33,914

	June 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$989	$—	$—	$—	$1,390	$—	$—	$—	$—	$2,379
Non-performing loans	12,396	168	—	4,302	2,985	534	—	—	—	20,385
Total impaired loans	$13,385	$168	$—	$4,302	$4,375	$534	$—	$—	$—	$22,764

The Company recognizes interest on performing loans temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended March 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2
Average balances of performing TDRs	$377	$—	$—	$—	$—	$—	$—	$—	$—	$377
Average balances of impaired loans	$27,097	$32	$—	$5,327	$2,164	$430	$—	$—	$—	$35,050

	For the Three Months Ended March 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$10	$1	$—	$—	$20	$1	$—	$—	$—	$32
Average balances of performing TDRs	$999	$36	$—	$—	$1,402	$250	$—	$—	$—	$2,687
Average balances of impaired loans	$10,301	$38	$—	$5,528	$4,135	$713	$—	$—	$—	$20,715

	For the Nine Months Ended March 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$14	$—	$—	$—	$20	$—	$—	$—	$—	$34
Average balances of performing TDRs	$570	$—	$—	$—	$348	$—	$—	$—	$—	$918
Average balances of impaired loans	$20,618	$62	$—	$5,300	$3,253	$464	$—	$—	$—	$29,697

	For the Nine Months Ended March 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$29	$2	$—	$—	$60	$2	$—	$—	$—	$93
Average balances of performing TDRs	$1,006	$36	$—	$723	$1,410	$602	$—	$—	$—	$3,777
Average balances of impaired loans	$10,671	$45	$—	$4,948	$3,731	$1,014	$12	$—	$6	$20,427
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

The following table presents the composition of the Company’s loan portfolio by credit quality indicators:

	March 31, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$2,590,240	$4,948	$19,909	$—	$2,615,097
Purchased	93,051	65	7,754	—	100,870
Home Equity:
In-house originated	3,758	—	134	—	3,892
Warehouse and other:
In-house originated	464,703	—	—	—	464,703
Multifamily Real Estate Secured:
In-house originated	1,047,813	11,911	4,477	—	1,064,201
Purchased	131,731	4,610	2,585	—	138,926
Commercial Real Estate Secured:
In-house originated	8,968	—	—	—	8,968
Purchased	10,391	2,064	2,459	—	14,914
Auto and RV Secured:
In-house originated	12,316	15	431	—	12,762
Factoring:
In-house originated	121,984	—	—	—	121,984
Commercial & Industrial:
In-house originated	153,441	9,919	—	—	163,360
Other	2,018	—	—	—	2,018
Total	$4,640,414	$33,532	$37,749	$—	$4,711,695
As a % of total gross loans	98.49%	0.71%	0.80%	—%	100.00%

	June 30, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$1,784,694	$11,083	$5,822	$—	$1,801,599
Purchased	104,457	3,030	9,540	—	117,027
Home Equity:
In-house originated	4,035	30	168	—	4,233
Purchased	8,457	—	—	—	8,457
Warehouse and other:
In-house originated	370,717	—	—	—	370,717
Multifamily Real Estate Secured:
In-house originated	796,119	16,068	6,802	—	818,989
Purchased	150,534	2,896	6,092	—	159,522
Commercial Real Estate Secured:
In-house originated	6,164	—	—	—	6,164
Purchased	13,211	—	4,686	—	17,897
Auto and RV Secured:
In-house originated	13,943	145	652	—	14,740
Factoring:
In-house originated	118,945	—	—	—	118,945
Commercial & Industrial:
In-house originated	152,619	—	—	—	152,619
Other	1,971	—	—	—	1,971
Total	$3,525,866	$33,252	$33,762	$—	$3,592,880
As a % of total gross loans	98.13%	0.93%	0.94%	—%	100.00%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the period indicated:

	March 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$—	$—	$13,910	$13,910
Purchased	1,039	—	3,660	4,699
Home equity:
In-house originated	30	—	—	30
Multifamily real estate secured:
In-house originated	—	—	791	791
Purchased	654	—	321	975
Commercial real estate secured:
Purchased	—	—	382	382
Auto and RV secured	138	27	60	225
Total	$1,861	$27	$19,124	$21,012
As a % of total gross loans	0.04%	—%	0.41%	0.45%

	June 30, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$4,519	$489	$2,660	$7,668
Purchased	1,468	390	3,661	5,519
Home equity
In-house originated	21	—	—	21
Multifamily real estate secured
In-house originated	291	—	293	584
Purchased	—	—	125	125
Commercial real estate secured
Purchased	—	—	383	383
Auto and RV secured	177	—	64	241
Factoring	48	—	—	48
Commercial and industrial	—	328	—	328
Total	$6,524	$1,207	$7,186	$14,917
As a % of total gross loans	0.18%	0.04%	0.20%	0.42%

6.	STOCK-BASED COMPENSATION
The Company has three equity incentive plans, the 2014 Stock Incentive Plan (“2014 Plan”), the 2004 Stock Incentive Plan (“2004 Plan”) and the 1999 Stock Option Plan (collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants.
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
Stock Options. At March 31, 2015 and at June 30, 2014, all expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding—June 30, 2013	162,482	$8.81
Granted	—	—
Exercised	(55,532)	9.00
Cancelled	—	—
Outstanding—June 30, 2014	106,950	$8.71
Granted	—	—
Exercised	(400)	7.35
Cancelled	—	—
Outstanding—March 31, 2015	106,550	$8.72
Options exercisable—June 30, 2013	162,482	$8.81
Options exercisable—June 30, 2014	106,950	$8.71
Options exercisable—March 31, 2015	106,550	$8.72

The following table summarizes information on currently outstanding and exercisable options:

As of March 31, 2015
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	34,150	1.32	34,150	$7.35
8.50	7,500	0.67	7,500	8.50
9.20	7,500	0.40	7,500	9.20
9.50	57,400	0.32	57,400	9.50
	106,550	0.67	106,550	8.72

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at March 31, 2015 was $8,984 and $8,984, respectively.
Restricted Stock and Restricted Stock Units. Employees and directors are eligible to receive grants of restricted stock and restricted stock units. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.
During the nine months ended March 31, 2015 and 2014, the Company granted 162,149 and 132,357 restricted stock units, to employees and directors, respectively. Restricted stock unit awards (“RSUs”) granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the three months ended March 31, 2015 and March 2014 included stock award expense was $1,772 and $1,071, with total income tax benefit of $728 and $443, respectively. For the nine months ended March 31, 2015 and 2014, stock awards expense was $4,787 and $3,146, with total income tax benefit of $1,967 and $1,272 respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2015, unrecognized compensation expense related to non-vested awards aggregated to $16,263 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2015	$1,959
2016	7,156
2017	5,153
2018	1,995
Total	$16,263

The following table presents the status and changes in restricted stock unit grants for the periods indicated:

	Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at July 1, 2013	298,485	$22.13
Granted	132,944	59.91
Vested	(169,760)	23.37
Cancelled	(25,230)	34.41
Non-vested balance at June 30, 2014	236,439	$41.17
Granted	162,149	77.18
Vested	(66,326)	30.17
Cancelled	(11,830)	57.25
Non-vested balance at March 31, 2015	320,432	$61.08

The total fair value of shares vested for the three and nine months ended March 31, 2015 was $288 and $5,223 respectively. The total fair value of shares vested for the three and nine months ended March 31, 2014 was $324 and $6,229, respectively.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Earnings Per Common Share
Net income	$21,074	$14,610	$58,287	$39,946
Preferred stock dividends	(77)	(77)	(232)	(232)
Net income attributable to common shareholders	$20,997	$14,533	$58,055	$39,714
Average common shares issued and outstanding	15,222,301	14,162,760	14,875,070	13,956,612
Average unvested RSU shares	322,753	324,413	303,671	332,959
Total qualifying shares	15,545,054	14,487,173	15,178,741	14,289,571
Earnings per common share	$1.35	$1.00	$3.82	$2.78
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$20,997	$14,533	$58,055	$39,714
Dilutive net income attributable to common shareholders	$20,997	$14,533	$58,055	$39,714
Average common shares issued and outstanding	15,545,054	14,487,173	15,178,741	14,289,571
Dilutive effect of stock options	59,386	75,567	59,022	76,827
Total dilutive common shares issued and outstanding	15,604,440	14,562,740	15,237,763	14,366,398
Diluted earnings per common share	$1.35	$1.00	$3.81	$2.76

8.	COMMITMENTS AND CONTINGENCIES

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
At March 31, 2015, the Company had commitments to originate $177,052 in fixed rate loans and $107,839 in variable rate loans, totaling an aggregate outstanding principal balance of $284,891. Our fixed rate loan commitments to originate had rates ranging from 2.88% to 8.27%. At March 31, 2015, the Company also had commitments to sell $57,331 in fixed rate loans and $3,929 in variable rate loans, totaling an aggregate outstanding principal balance of $61,260.
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
Deposits. In December 2014 the Bank entered into a purchase and assumption agreement to assume approximately $125,000 of FDIC-insured deposits including individual checking, money market savings, and CD accounts. Under the Agreement, the Bank will receive approximately $125,000 in cash at the closing date and will assume deposits at par with no purchase premium. The deposit transfer transaction is subject to prior approval by the Office of the Comptroller of the Currency and to other standard closing conditions. The closing of the transaction is targeted for the second calendar quarter of 2015.

9.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the nine months ended March 31, 2015, and no new loans and no refinances of existing loans during the nine months ended March 31, 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary (the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2014, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
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
General

Our Company is the holding company for BofI Federal Bank (the “Bank”), a diversified financial services company with approximately $5.5 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.

Our Bank is a federal savings bank wholly-owned by our Company and regulated by the Office of the Comptroller of the Currency (“OCC”). Our Company is a unitary savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.
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
SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	March 31, 2015	June 30, 2014	March 31, 2014
Selected Balance Sheet Data:
Total assets	$5,528,520	$4,402,999	$3,850,825
Loans—net of allowance for loan losses	4,641,262	3,532,841	3,101,408
Loans held for sale, at fair value	22,911	20,575	11,255
Loans held for sale, lower of cost or fair value	85,571	114,796	53,413
Allowance for loan losses	25,455	18,373	15,994
Securities—trading	7,738	8,066	7,599
Securities—available-for-sale	167,056	214,778	206,166
Securities—held-to-maturity	233,934	247,729	253,276
Total deposits	4,368,772	3,041,536	2,832,976
Securities sold under agreements to repurchase	35,000	45,000	60,000
Advances from the FHLB	583,000	910,000	592,000
Subordinated debentures	5,155	5,155	5,155
Total stockholders’ equity	496,028	370,778	338,845

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Selected Income Statement Data:
Interest and dividend income	$62,911	$45,163	$176,797	$122,736
Interest expense	12,246	9,500	33,146	26,135
Net interest income	50,665	35,663	143,651	96,601
Provision for loan losses	2,900	1,600	8,300	3,100
Net interest income after provision for loan losses	47,765	34,063	135,351	93,501
Non-interest income	8,366	5,212	20,312	17,732
Non-interest expense	20,343	14,347	56,726	44,167
Income before income tax expense	35,788	24,928	98,937	67,066
Income tax expense	14,714	10,318	40,650	27,120
Net income	$21,074	$14,610	$58,287	$39,946
Net income attributable to common stock	$20,997	$14,533	$58,055	$39,714
Per Share Data:
Net income:
Basic	$1.35	$1.00	$3.82	$2.78
Diluted	$1.35	$1.00	$3.81	$2.76
Book value per common share	$32.12	$23.51	$32.12	$23.51
Tangible book value per common share	$32.03	$23.51	$32.03	$23.51
Weighted average number of shares outstanding:
Basic	15,545,054	14,487,173	15,178,741	14,289,571
Diluted	15,604,440	14,562,740	15,237,763	14,366,398
Common shares outstanding at end of period	15,285,080	14,195,307	15,285,080	14,195,307
Common shares issued at end of period	16,279,767	15,130,367	16,279,767	15,130,367
Performance Ratios and Other Data:
Loan originations for investment	$804,414	$549,743	$2,420,022	$1,617,484
Loan originations for sale	$253,834	$146,307	$721,780	$523,561
Loan purchases	$146	$—	$146	$—
Return on average assets	1.58%	1.57%	1.56%	1.59%
Return on average common stockholders’ equity	17.86%	17.94%	18.13%	17.80%
Interest rate spread[1]	3.72%	3.75%	3.77%	3.78%
Net interest margin[2]	3.85%	3.89%	3.90%	3.92%
Efficiency ratio	34.46%	35.10%	34.60%	38.63%
Capital Ratios:
Equity to assets at end of period	8.97%	8.80%	8.97%	8.80%
Tier 1 leverage (core) capital to adjusted average assets[3]	9.32%	N/A	9.32%	N/A
Tier 1 leverage (core) capital to adjusted tangible assets[3]	N/A	9.07%	N/A	9.07%
Common equity tier 1 capital (to risk-weighted assets)[3]	14.75%	N/A	14.75%	N/A
Tier 1 capital (to risk-weighted assets)[3]	14.75%	15.10%	14.75%	15.10%
Total capital (to risk-weighted assets)[3]	15.51%	15.78%	15.51%	15.78%
Asset Quality Ratios:
Net annualized charge-offs to average loans	0.06%	0.11%	0.04%	0.06%
Non-performing loans to total loans	0.72%	0.60%	0.72%	0.60%
Non-performing assets to total assets	0.65%	0.50%	0.65%	0.50%
Allowance for loan losses to total loans at end of period	0.54%	0.51%	0.54%	0.51%
Allowance for loan losses to non-performing loans	75.55%	84.17%	75.55%	84.17%
_________________________
1. Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.
2. Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
3. Reflects regulatory capital ratios of our Bank. Effective January 1, 2015, the new capital requirements change our tier 1 leverage ratio from using end of period adjusted tangible assets to using adjusted average assets for the quarter and add a common equity tier 1 capital ratio. See Capital Resources and Requirements for detailed information.

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2015 and 2014
For the three months ended March 31, 2015, we had net income of $21.1 million compared to net income of $14.6 million for the three months ended March 31, 2014. Net income attributable to common stockholders was $21.0 million or $1.35 per diluted share for the three months ended March 31, 2015 compared to net income attributable to common stockholders of $14.5 million or $1.00 per diluted share for the three months ended March 31, 2014. For the nine months ended March 31, 2015, we had net income of $58.3 million compared to net income of $39.9 million for the nine months ended March 31, 2014. Net income attributable to common stockholders was $58.1 million or $3.81 per diluted share for the nine months ended March 31, 2015 compared to net income attributable to common stockholders of $39.7 million or $2.76 per diluted share for the nine months ended March 31, 2014.

Other key comparisons between our operating results for the three and nine months ended March 31, 2015 and 2014 are as follows:

•
Net interest income increased $15.0 million and $47.1 million due to a 43.4% and 49.3% increase in average earning assets in the three and nine months ended March 31, 2015, respectively. These increases were primarily the result of growth in our loan and deposit portfolios. Our net interest margin decreased 4 and 2 basis points in the three and nine months ended March 31, 2015 compared to March 31, 2014, respectively. The overall rate on interest earning assets was lower by 14 basis points and 17 basis points for the three and nine months ended March 31, 2015 compared to March 31, 2014, respectively, primarily due to a decrease in market interest rates for new loans and borrower repayments of higher rate loans. This reduction on the asset side was partially offset by an 11 basis point and 16 basis point reduction in average rates paid on interest-bearing liabilities for the three and nine months ended March 31, 2015 compared to March 31, 2014, respectively. The reduction of securities sold under agreements to repurchase and addition of lower rate demand and savings deposits were the primary reason for the decrease in average rates paid for the three and nine months ended March 31, 2015 compared to March 31, 2014.

•
Non-interest income increased $3.2 million and increased $2.6 million for the three and nine months ended March 31, 2015 compared to the three and nine months ended March 31, 2014, respectively. The $3.2 million increase in non-interest income for the three months ended March 31, 2015 was primarily the result of an increase in mortgage banking income of $2.0 million, a $0.8 million increase in banking service fees and other income and a $0.5 million increase in gain on sale – other. The increase of $2.6 million in non-interest income for the nine months ended March 31, 2015 compared to March 31, 2014 was primarily the result of a $2.8 million increase in mortgage banking income and a $1.7 million increase in banking service fees and other income, which was partially offset by a decrease of $1.6 million in gain on sale – other.

•
Non-interest expense increased $6.0 million and $12.6 million for the three and nine months ended March 31, 2015 compared to the three and nine months ended March 31, 2014, respectively. For the three months ended March 31, 2015 compared to the three months ended March 31, 2014 salaries and related expenses increased $3.5 million due to the overall increase in staff. Advertising and promotional expense increased $0.8 million as a result of increased deposit marketing and other general and administrative expense increased $0.5 million. For the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 salaries and related expenses increased $8.2 million and advertising and promotional expense increased $1.7 million as a result of increased mortgage banking activity and deposit marketing. These increases were partially offset by a decrease in professional services of $1.0 million primarily attributable to a lower volume of legal fees.

Core earnings for the three months ended March 31, 2015 and 2014 were $21.6 million and $15.0 million, respectively. For the nine months ended March 31, 2015 and 2014 core earnings were $59.4 million and $40.8 million, respectively.

Below is a reconciliation of net income to core earnings:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2015	2014	2015	2014
Net Income	$21,074	$14,610	$58,287	$39,946
Realized securities losses (gains)	—	—	(587)	(208)
Unrealized securities losses (gains)	832	666	2,532	1,676
Tax (provision) benefit	(342)	(276)	(799)	(594)
Core earnings	$21,564	$15,000	$59,433	$40,820
Net Interest Income
Net interest income for the three and nine months ended March 31, 2015 totaled $50.7 million and $143.7 million, an increase of 42.1% and a increase of 48.7% compared to net interest income of $35.7 million and $96.6 million for the three and nine months ended March 31, 2014, respectively. The growth of net interest income for both the three and nine months ended March 31, 2015 is primarily due to net loan portfolio growth, primarily funded by checking and savings deposit growth.
Total interest and dividend income during the three and nine months ended March 31, 2015 increased 39.3% to $62.9 million and 44.0% to $176.8 million, respectively, compared to $45.2 million and $122.7 million during the three and nine months ended March 31, 2014, respectively. The increase in interest and dividend income for the three and nine months ended March 31, 2015 was primarily attributable to growth in average earning assets from loan originations, primarily in the single family and multifamily portfolios. The average balance of loans increased 52.1% and 58.4% for the three and nine months ended March 31, 2015 compared to the three and nine months ended March 31, 2014. The increase in interest income on loans was partially offset by lower rates earned on loans and securities.
Total interest expense was $12.2 million and $33.1 million for the three and nine months ended March 31, 2015, an increase of $2.7 million or 28.9% and of $7.0 million or 26.8% as compared with the three and nine month periods ended March 31, 2014, respectively. The average funding rate for the three and nine months ended March 31, 2015 compared to 2014 decreased by 11 and 16 basis points while average interest-bearing liabilities grew 41.4% and 46.6%, respectively. The decrease in the average cost of funds rate for the three and nine months ended March 31, 2015 compared to 2014 was primarily due to a shift in our funding mix into our lower cost checking and savings deposits and away from higher cost time deposits and borrowings.
Net interest margin, defined as annualized net interest income divided by average earning assets, decreased by 4 basis points to 3.85% and by 2 basis points to 3.90% for the three and nine months ended March 31, 2015, respectively. The decreases in net interest margin were primarily the result of the above discussed decline in loan and securities average rates, which was more than the decline in the overall cost of funds.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015			2014
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$4,565,893	$57,441	5.03%	$3,002,249	$38,931	5.19%
Interest-earning deposits in other financial institutions	228,075	124	0.22%	155,996	92	0.24%
Mortgage-backed and other investment securities[4]	418,654	4,528	4.33%	473,333	5,571	4.71%
Stock of the FHLB, at cost	45,005	818	7.27%	34,923	569	6.52%
Total interest-earning assets	5,257,627	62,911	4.79%	3,666,501	45,163	4.93%
Non-interest-earning assets	70,518			49,432
Total assets	$5,328,145			$3,715,933
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,169,970	$5,979	0.75%	$1,763,617	$3,121	0.71%
Time deposits	825,905	3,655	1.77%	884,656	3,451	1.56%
Securities sold under agreements to repurchase	35,044	383	4.37%	79,601	872	4.38%
Advances from the FHLB	522,051	2,194	1.68%	490,996	2,021	1.65%
Subordinated debentures	5,155	35	2.72%	5,155	35	2.75%
Total interest-bearing liabilities	4,558,125	12,246	1.07%	3,224,025	9,500	1.18%
Non-interest-bearing demand deposits	263,675			138,834
Other non-interest-bearing liabilities	31,081			24,052
Stockholders’ equity	475,264			329,022
Total liabilities and stockholders’ equity	$5,328,145			$3,715,933
Net interest income		$50,665			$35,663
Interest rate spread[5]			3.72%			3.75%
Net interest margin[6]			3.85%			3.89%
__________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $31.6 million and $32.3 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2015 and 2014 three-month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2015 and 2014:

	For the Nine Months Ended
	March 31,
	2015			2014
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$4,229,281	$159,816	5.04%	$2,670,503	$104,273	5.21%
Interest-earning deposits in other financial institutions	188,055	333	0.24%	100,714	188	0.25%
Mortgage-backed and other investment securities[4]	442,204	14,079	4.25%	483,341	17,020	4.70%
Stock of the FHLB, at cost	45,677	2,569	7.50%	31,737	1,255	5.27%
Total interest-earning assets	4,905,217	176,797	4.81%	3,286,295	122,736	4.98%
Non-interest-earning assets	64,974			60,718
Total assets	$4,970,191			$3,347,013
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$2,681,538	$14,956	0.74%	$1,371,017	$7,181	0.70%
Time deposits	782,413	10,184	1.74%	889,946	10,713	1.61%
Securities sold under agreements to repurchase	37,080	1,244	4.47%	96,715	3,246	4.48%
Advances from the FHLB	758,285	6,655	1.17%	545,872	4,888	1.19%
Subordinated debentures	5,155	107	2.77%	5,155	107	2.77%
Total interest-bearing liabilities	4,264,471	33,146	1.04%	2,908,705	26,135	1.20%
Non-interest-bearing demand deposits	239,797			111,586
Other non-interest-bearing liabilities	33,835			24,120
Stockholders’ equity	432,088			302,602
Total liabilities and stockholders’ equity	$4,970,191			$3,347,013
Net interest income		$143,651			$96,601
Interest rate spread[5]			3.77%			3.78%
Net interest margin[6]			3.90%			3.92%
__________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $31.6 million and $32.3 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2015 and 2014 nine-month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2015 and 2014:

	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
	2015 vs 2014				2015 vs 2014
	Increase (Decrease) Due to				Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$20,288	$(1,201)	$(577)	$18,510	$60,909	$(3,405)	$(1,961)	$55,543
Interest-earning deposits in other financial institutions	43	(8)	(3)	32	164	(8)	(11)	145
Mortgage-backed and other investment securities	(644)	(450)	51	(1,043)	(1,450)	(1,631)	140	(2,941)
Stock of the FHLB, at cost	164	65	20	249	551	531	232	1,314
	$19,851	$(1,594)	$(509)	$17,748	$60,174	$(4,513)	$(1,600)	$54,061
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$2,496	$176	$186	$2,858	$6,880	$411	$484	$7,775
Time deposits	(229)	464	(31)	204	(1,298)	868	(99)	(529)
Securities sold under agreements to repurchase	(488)	(2)	1	(489)	(2,004)	(7)	9	(2,002)
Advances from the FHLB	128	37	8	173	1,896	(82)	(47)	1,767
	$1,907	$675	$164	$2,746	$5,474	$1,190	$347	$7,011

Provision for Loan Losses
The loan loss provision was $2.9 million for the three months ended March 31, 2015 compared to $1.6 million for the three months ended March 31, 2014. The loan loss provision was $8.3 million for the nine months ended March 31, 2015 compared to $3.1 million for the same period in 2014. The increase in the provision for the three and nine months ended March 31, 2015 is primarily due to additions to the allowance as a result of growth in the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan Loss”.

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2015	2014	Inc (Dec)	2015	2014	Inc (Dec)
Realized gain on sale of securities	$—	$—	$—	$587	$208	$379
Other-than-temporary loss on securities:
Total impairment losses	(1,185)	(617)	(568)	(5,832)	(1,969)	(3,863)
Loss recognized in other comprehensive loss	478	(102)	580	3,628	(195)	3,823
Net impairment loss recognized in earnings	(707)	(719)	12	(2,204)	(2,164)	(40)
Fair value gain on trading securities	(125)	53	(178)	(328)	488	(816)
Total unrealized loss on securities	(832)	(666)	(166)	(2,532)	(1,676)	(856)
Prepayment penalty fee income	454	458	(4)	2,384	2,286	98
Gain on sale – other	2,419	1,915	504	4,425	6,051	(1,626)
Mortgage banking income	4,330	2,358	1,972	10,330	7,483	2,847
Banking service fees and other income	1,995	1,147	848	5,118	3,380	1,738
Total non-interest income	$8,366	$5,212	$3,154	$20,312	$17,732	$2,580

Non-interest income increased $3.2 million to $8.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily the result of increases of $2.0 million in mortgage banking income, $0.8 million in banking service fees and other income and $0.5 million in gain on sale – other. Non-interest income increased $2.6 million to $20.3 million for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. The increase was primarily the result of increases of $2.8 million in mortgage banking income, $1.7 million in banking service fees and other income, partially offset by a decrease in gain on sale – other of $1.6 million. The increases in mortgage banking income were primarily due to an increased volume of Agency mortgage originations resulting from declines in the 30-year mortgage rates and increased refinance activity.
Included in gain on sale – other are sales of structured settlement annuity and lottery receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement and lottery receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2015	2014	Inc (Dec)	2015	2014	Inc (Dec)
Salaries and related costs	$11,249	$7,721	$3,528	$31,710	$23,464	$8,246
Professional services	1,725	1,404	321	3,324	4,325	(1,001)
Occupancy and equipment	735	589	146	2,288	1,715	573
Data processing and internet	1,717	1,562	155	4,914	4,068	846
Advertising and promotional	1,462	670	792	4,217	2,473	1,744
Depreciation and amortization	868	744	124	2,351	2,161	190
Real estate owned and repossessed vehicles	44	(51)	95	152	(146)	298
FDIC and regulator fees	902	572	330	2,508	1,666	842
Other general and administrative	1,641	1,136	505	5,262	4,441	821
Total non-interest expenses	$20,343	$14,347	$5,996	$56,726	$44,167	$12,559

Non-interest expense, which is comprised primarily of compensation, professional services, occupancy, data processing and internet expenses, advertising and promotional and other operating expenses, was $20.3 million for the three months ended March 31, 2015, up from $14.3 million for the three months ended March 31, 2014. Non-interest expense was $56.7 million for the nine months ended March 31, 2015, up from $44.2 million for the nine months ended March 31, 2014. The increase in non-interest expense for the three and nine months ended March 31, 2015 was primarily due to the expansion of the Bank, specifically in areas related to lending, business banking and regulatory compliance.
Total salaries and related costs increased $3.5 million to $11.2 million for the quarter ended March 31, 2015, compared to $7.7 million for the quarter ended March 31, 2014 due to increased staffing levels to support growth in deposit and lending activities. Total salaries and related costs increased $8.2 million to $31.7 million for the nine months ended March 31, 2015 compared to $23.5 million for the nine months ended March 31, 2014 due to an increase in the Bank’s staffing for lending, business banking and regulatory compliance. Our staff increased to 438 from 339, or 29.2% between March 31, 2015 and 2014.
Professional services, which include accounting and legal fees, increased $0.3 million for the three months ended March 31, 2015 compared to last year and decreased $1.0 million for the nine months ended March 31, 2015 compared to last year. Professional services for the three months ended March 31, 2015 increased due to additional information technology consulting expenses and decreased for the nine months ended March 31, 2015 primarily due to reduced legal expenses and increased insurance reimbursement.
Data processing and internet expense increased $0.2 million and $0.8 million for the three and nine months ended March 31, 2015, compared to the three and nine month periods in fiscal 2014, respectively. The increase was primarily due to growth in the number of customer accounts and enhancements to the Bank’s core processing system.
Advertising and promotional expense increased $0.8 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Advertising and promotional expense increased $1.7 million for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014. The increases were primarily due to online, email and direct leads expense related to agency mortgage banking and deposit marketing.
The cost of our Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges increased $0.3 million and $0.8 million for the three and nine months ended March 31, 2015, compared to the three and nine month period last year, respectively. The increase was due to the overall growth of the Bank’s liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs increased $0.5 million and $0.8 million for the three and nine months ended March 31, 2015, compared to the three and nine month periods in the previous fiscal year. The increases were primarily related to costs supporting loan production.

Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2015 and 2014 were 41.11% and 41.39%, respectively. Our effective income tax rates for the nine months ended March 31, 2015 and 2014 were 41.09% and 40.44%, respectively. The changes in the tax rates are the result of changes in state tax allocations and the expiration of a California state enterprise zone tax credit at December 31, 2013.
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $1,125.5 million, or 25.6%, to $5,528.5 million, as of March 31, 2015, up from $4,403.0 million at June 30, 2014. The increase in total assets was primarily due to an increase of $1,108.4 million in net loans held for investment. Total liabilities increased $1,000.3 million, primarily from growth in deposits of $1,327.2 million, partially offset by a decline in FHLB advances of $327.0 million.
Loans
Net loans held for investment increased 31.4% to $4,641.3 million at March 31, 2015 from $3,532.8 million at June 30, 2014. The increase in the loan portfolio was primarily due to loan originations and purchases of $2,420.2 million, partially offset by loan repayments and other adjustments of $1,311.7 million during the nine months ended March 31, 2015.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2015		June 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$2,715,967	57.6%	$1,918,626	53.4%
Home equity	3,892	0.1%	12,690	0.4%
Warehouse and other	464,703	9.9%	370,717	10.3%
Multifamily real estate secured	1,203,127	25.5%	978,511	27.2%
Commercial real estate secured	23,882	0.5%	24,061	0.7%
Auto and RV secured	12,762	0.3%	14,740	0.4%
Factoring	121,984	2.6%	118,945	3.3%
Commercial & Industrial	163,360	3.5%	152,619	4.2%
Other	2,018	0.0%	1,971	0.1%
Total gross loans	4,711,695	100.0%	3,592,880	100.0%
Allowance for loan losses	(25,455)		(18,373)
Unaccreted discounts and loan fees	(44,978)		(41,666)
Net mortgage loans on real estate	$4,641,262		$3,532,841

The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. Also, the Bank previously purchased option adjustable-rate mortgage (“ARM”) loans and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of March 31, 2015, the Company had $644.3 million of interest only mortgage loans and $5.0 million of option adjustable-rate mortgage loans. Through March 31, 2015, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At March 31, 2015, our non-performing loans totaled $33.7 million, or 0.72% of total gross loans and our total non-performing assets totaled $36.0 million, or 0.65% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2015	June 30, 2014	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$25,615	$12,396	$13,219
Home equity	11	168	(157)
Multifamily real estate secured	5,516	4,302	1,214
Commercial real estate secured	2,152	2,985	(833)
Total non-performing loans secured by real estate	33,294	19,851	13,443
Auto and RV secured	401	534	(133)
Total non-performing loans	33,695	20,385	13,310
Foreclosed real estate	2,184	—	2,184
Repossessed—Auto and RV	97	75	22
Total non-performing assets	$35,976	$20,460	$15,516
Total non-performing loans as a percentage of total loans	0.72%	0.57%	0.15%
Total non-performing assets as a percentage of total assets	0.65%	0.46%	0.19%

Total non-performing assets increased from $20.5 million at June 30, 2014 to $36.0 million at March 31, 2015. As a percentage of total assets, non-performing assets increased from 0.46% at June 30, 2014 to 0.65% at March 31, 2015. The non-performing assets increase of approximately $15.5 million, was primarily the result of two single family residential loans that were placed on non-performing status during the second fiscal quarter of 2015 and remained non-performing throughout the quarter ended March 31, 2015.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings with outstanding balances totaling $0.2 million at March 31, 2015 and $2.4 million at June 30, 2014.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2015, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at March 31, 2015 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $12.4 million of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $3.0 million; 715 – 769: $4.1 million; 700 – 714: $1.1 million; 660 – 699: $2.2 million and less than 660: $2.0 million.

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
The Company had $2,690.1 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,477.7 million; 61% – 70%: $992.5 million; 71% – 80%: $192.3 million; greater than 80%: $27.6 million.
The Company had $1,197.6 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $526.4 million; 56% – 65%: $388.8 million; 66% – 75%: $266.9 million; 76% – 80%: $14.6 million and greater than 80%: $0.9 million.
The Company had $21.7 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $11.0 million; 51% – 60%: $6.9 million; 61% – 70%: $3.9 million; and 71% – 80%: $0.0 million.
The weighted average LTV percentage for our entire real estate loan portfolio was 56% at March 31, 2015. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

(Dollars in thousands)	March 31, 2015	June 30, 2014
Non-performing loans—90+ days past due plus other non-accrual loans	$28,657	$16,390
Troubled debt restructuring loans—non-accrual	5,038	3,995
Troubled debt restructuring loans—performing	219	2,379
Total impaired loans	$33,914	$22,764

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2015		June 30, 2014
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$12,635	49.6%	$7,959	43.4%
Home equity	123	0.5%	134	0.7%
Warehouse and other	2,069	8.1%	1,259	6.9%
Multifamily real estate secured	4,393	17.3%	3,785	20.6%
Commercial real estate secured	949	3.7%	1,035	5.6%
Auto and RV secured	970	3.8%	812	4.4%
Factoring	294	1.2%	279	1.5%
Commercial & Industrial	3,911	15.4%	3,048	16.6%
Other	111	0.4%	62	0.3%
Total	$25,455	100.0%	$18,373	100.0%
The loan loss provision was $2.9 million and $1.6 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The loan loss provision was $8.3 million and $3.1 million for the nine months ended March 31, 2015 and March 31, 2014, respectively. The increase for the three and nine months ended March 31, 2015 in the loan loss provision was primarily the result of growth in the loan portfolio. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $408.7 million as of March 31, 2015, compared with $470.6 million at June 30, 2014. During the nine months ended March 31, 2015, we purchased three debt securities for $4.4 million, sold two securities for $9.5 million and received principal repayments of approximately $42.6 million in our available-for-sale portfolio. In our held-to-maturity portfolio, we received principal repayments of $20.2 million. The remainder of the change for both the available-for-sale and held-to-maturity portfolios is attributable to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held-to-maturity or available-for-sale at the time of purchase based upon issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $1,327.2 million, or 43.6%, to $4,368.8 million at March 31, 2015, from $3,041.6 million at June 30, 2014. Our deposit growth was the result of a 9.1% increase in interest-bearing demand accounts and a 119.4% increase in savings accounts. Increases in business banking customers resulted in higher demand and savings account business during the nine months ended March 31, 2015.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2015		June 30, 2014
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$247,264	—%	$186,786	—%
Interest-bearing:
Demand	1,232,050	0.60%	1,129,535	0.63%
Savings	2,053,149	0.76%	935,973	0.73%
Total interest-bearing demand and savings	3,285,199	0.70%	2,065,508	0.67%
Time deposits:
Under $100,000	72,566	1.24%	107,294	1.23%
$100,000 or more[2]	763,743	1.84%	681,948	1.67%
Total time deposits	836,309	1.79%	789,242	1.61%
Total interest bearing[2]	4,121,508	0.92%	2,854,750	0.93%
Total deposits	$4,368,772	0.87%	$3,041,536	0.88%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total interest-bearing includes brokered deposits of $708.4 million and $404.8 million as of March 31, 2015 and June 30, 2014, respectively, of which $373.6 million and $275.4 million, respectively, are time deposits classified as $100,000 or more.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2015	June 30, 2014	March 31, 2014
Checking and savings accounts	34,303	30,402	30,172
Time deposits	5,714	7,571	8,457
Total number of deposit accounts	40,017	37,973	38,629

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	March 31, 2015		June 30, 2014		March 31, 2014
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$35,000	4.38%	$45,000	4.46%	$60,000	4.47%
FHLB Advances	583,000	1.56%	910,000	0.97%	592,000	1.38%
Subordinated debentures	5,155	2.66%	5,155	2.63%	5,155	2.64%
Total borrowings	$623,155	1.73%	$960,155	1.14%	$657,155	1.67%

Weighted average cost of borrowings during the quarter	1.86%		1.50%		2.04%
Borrowings as a percent of total assets	11.3%		21.8%		17.1%

At March 31, 2015, total borrowings amounted to $623.2 million, down $337.0 million, or 35.1%, from June 30, 2014 and down $34.0 million or 5.2% from March 31, 2014. Total borrowings represented 11.3% of total assets and had a weighted-average cost of 1.86% at March 31, 2015, compared with 21.8% of total assets at a weighted-average cost of 1.50% at June 30, 2014 and 17.1% of total assets at a weighted-average cost of 2.04% at March 31, 2014.
We have sold securities under various agreements to repurchase for total proceeds of $35.0 million. The repurchase agreements have interest rates between 3.75% and 4.75% and scheduled maturities between April 2017 and December 2017. Under these agreements, we may be required to repay the $35.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 2.36 years and the weighted average remaining period before such repurchase agreements could be called is 0.36 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At March 31, 2015, a total of $5.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $5.0 million in putable advances is 2.82 years and the weighted average remaining period before such advances could be put to us is 0.04 years.
Stockholders’ Equity
Stockholders’ equity increased $125.2 million to $496.0 million at March 31, 2015 compared to $370.8 million at June 30, 2014. The increase was the result of our net income for the nine months ended March 31, 2015 of $58.3 million, sale of common stock of $61.2 million, vesting and issuance of RSUs and exercise of stock options of $3.9 million, a $2.1 million unrealized gain in other comprehensive income, net of tax, less a reduction of $0.2 million for dividends declared on preferred stock.

LIQUIDITY

Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Operating Activities	$95,074	$73,839
Investing Activities	$(1,074,245)	$(869,876)
Financing Activities	$1,052,137	$722,741
During the nine months ended March 31, 2015, we had net cash inflows from operating activities of $95.1 million compared to inflows of $73.8 million for the nine months ended March 31, 2014. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $1,074.2 million for the nine months ended March 31, 2015, while outflows totaled $869.9 million for the same period in fiscal year 2014. The increase was primarily due to higher loan originations, which were only partially offset by increased repayments of loans in the fiscal 2015 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $1,052.1 million for the nine months ended March 31, 2015, and $722.7 million for the nine months ended March 31, 2014. Net cash provided by financing activities increased primarily from a net increase in deposits partially offset by repayments exceeding advances from the FHLB for the nine months ended March 31, 2015 compared to March 31, 2014.
During the nine months ended March 31, 2015, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2015, the Company had $1,649.6 million available immediately and reflects a fully collateralized position. At March 31, 2015, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2015, the Bank did not have any borrowings outstanding and the amount available from this source was $9.8 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits, of $708.4 million at March 31, 2015. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

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

In August 2014, we commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through January 31, 2015 are as follows (dollars in thousands, except per share data):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Keefe, Bruyette & Woods, Inc.	August 2014	$78.72	44,417	$3,409	$87
Keefe, Bruyette & Woods, Inc.	September 2014	$74.58	236,800	$17,218	$441
Keefe, Bruyette & Woods, Inc.	October 2014	$70.22	50,000	$3,423	$88
Keefe, Bruyette & Woods, Inc.	November 2014	$78.30	130,000	$9,924	$254
Keefe, Bruyette & Woods, Inc.	December 2014	$78.76	66,800	$5,130	$132
Keefe, Bruyette & Woods, Inc.	January 2015	$81.38	121,570	$9,646	$248
As of March 31, 2015, the total gross sales were $50.0 million and completed this offering.

On February 23, 2015, we entered into an ATM Equity Distribution Agreement with FBR Capital Markets & Co., Sterne, Agee & Leach, Inc. and Raymond James & Associates, Inc. (the “2015 Distribution Agents”) pursuant to which we may issue and sell through the 2015 Distribution Agents from time to time shares of our common stock in at the market offerings with an aggregate offering price of up to $50.0 million (the “2015 ATM Offering”). The sales of shares of our common stock under the Equity Distribution Agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Select Market (the principal existing trading market for our common stock), or sales made through a market maker or any other trading market for our common stock, or (with our prior consent) in privately negotiated transactions at negotiated prices. The aggregate compensation payable to the 2015 Distribution Agents under the Distribution Agreement will not exceed 2.5% of the gross sales price of the shares sold under the agreement. We have also agreed to reimburse the 2015 Distribution Agents for up to $75,000 in their expenses through September 30, 2015 and up to $25,000 thereafter and have provided the 2015 Distribution Agents with customary indemnification rights.
In February 2015, we commenced sales of common stock through the 2015 ATM Offering. The details of the shares of common stock sold through the 2015 ATM Offering through March 31, 2015 are as follows (dollars in thousands, except per share data):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
FBR Capital Markets & Co.	February 2015	$90.71	10,000	$884	$23
FBR Capital Markets & Co.	March 2015	$93.50	129,632	$11,818	$303
As of March 31, 2015, the total gross sales were $13.0 million and the remaining amount of common stock we have available under the 2015 ATM offering to sell was $37.0 million.

OFF-BALANCE SHEET COMMITMENTS
At March 31, 2015, we had commitments to originate loans with an aggregate outstanding principal balance of $284.9 million, and commitments to sell loans with an aggregate outstanding principal balance of $61.3 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.

CONTRACTUAL OBLIGATIONS
We enter into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of March 31, 2015 totaled $404.9 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of the period indicated:

	As of March 31, 2015
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$665,519	$193,028	$181,331	$187,988	$103,172
Time deposits[2]	848,954	409,385	118,844	70,578	250,147
Operating lease obligations[3]	13,765	2,385	5,091	5,561	728
Total	$1,528,238	$604,798	$305,266	$264,127	$354,047
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2015.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for leases of real property.

CAPITAL RESOURCES AND REQUIREMENTS

Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for March 31, 2015, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Prior to January 1, 2015, our Bank was subject to capital requirements under Basel I and there were no capital requirements for our Company. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2015, our Company and Bank met all the capital adequacy requirements to which they were subject. At March 31, 2015, our Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2015 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements were as follows:

	As of March 31, 2015
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted average assets	$497,807	9.32%	$213,608	4.00%	$267,010	5.00%
Common equity tier 1 capital (to risk-weighted assets)	497,807	14.75%	151,866	4.50%	219,362	6.50%
Tier 1 capital (to risk-weighted assets)	497,807	14.75%	202,488	6.00%	269,984	8.00%
Total capital (to risk-weighted assets)	523,262	15.51%	269,984	8.00%	337,480	10.00%

	As of June 30, 2014
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted tangible assets	$382,441	8.66%	$176,639	4.00%	$220,799	5.00%
Tier 1 capital (to risk-weighted assets)	382,441	14.42%	N/A	N/A	159,181	6.00%
Total capital (to risk-weighted assets)	400,814	15.11%	212,241	8.00%	265,302	10.00%

The Company’s capital amounts, estimated capital ratios and capital requirements were as follows:

	As of March 31, 2015
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted average assets	$504,324	9.45%	$213,458	4.00%	$266,822	5.00%
Common equity tier 1 capital (to risk-weighted assets)	499,261	14.77%	152,092	4.50%	219,689	6.50%
Tier 1 capital (to risk-weighted assets)	504,324	14.92%	202,790	6.00%	270,386	8.00%
Total capital (to risk-weighted assets)	529,779	15.67%	270,386	8.00%	337,983	10.00%
Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, our Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. If the capital conservation buffer were in effect at March 31, 2015, our Company and Bank would exceed the requirement.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at March 31, 2015 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2015
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$228,550	$—	$—	$—	$228,550
Securities[1]	277,568	13,813	61,362	55,985	408,728
Stock of the FHLB, at cost	44,979	—	—	—	44,979
Loans—net of allowance for loan loss	693,750	473,152	3,132,892	341,468	4,641,262
Loans held for sale	108,482	—	—	—	108,482
Total interest-earning assets	1,353,329	486,965	3,194,254	397,453	5,432,001
Non-interest earning assets	—	—	—	—	96,519
Total assets	$1,353,329	$486,965	$3,194,254	$397,453	$5,528,520
Interest-bearing liabilities:
Interest-bearing deposits	$556,849	$2,980,208	$456,195	$128,256	$4,121,508
Securities sold under agreements to repurchase	—	—	35,000	—	35,000
Advances from the FHLB	178,000	5,000	310,000	90,000	583,000
Subordinated debentures	5,155	—	—	—	5,155
Total interest-bearing liabilities	740,004	2,985,208	801,195	218,256	4,744,663
Other non-interest-bearing liabilities	—	—	—	—	287,829
Stockholders’ equity	—	—	—	—	496,028
Total liabilities and equity	$740,004	$2,985,208	$801,195	$218,256	$5,528,520
Net interest rate sensitivity gap	$613,325	$(2,498,243)	$2,393,059	$179,197	$687,338
Cumulative gap	$613,325	$(1,884,918)	$508,141	$687,338	$687,338
Net interest rate sensitivity gap—as a % of total interest earning assets	11.29%	(45.99)%	44.05%	3.30%	12.65%
Cumulative gap—as % of total interest earning assets	11.29%	(34.70)%	9.35%	12.65%	12.65%
________________________

1.	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as held-to-maturity, available-for-sale and trading.

The above table provides an approximation of the projected re-pricing of assets and liabilities at March 31, 2015 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.

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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of March 31, 2015
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$230,435	3.22%	$205,220	(6.86)%
Base	223,257	—%	220,326	—%
Down 200 basis points	222,655	(0.27)%	214,934	(2.45)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of March 31, 2015
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$379,797	(30.8)%	7.35%
Up 200 basis points	428,840	(21.9)%	8.05%
Up 100 basis points	491,833	(10.4)%	8.92%
Base	548,746	—%	9.66%
Down 100 basis points	597,210	8.8%	10.28%
Down 200 basis points	631,377	15.1%	10.74%

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the three months ended March 31, 2015. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended March 31, 2015
January 1, 2015 to March 31, 2015	—	$—	—	319,291
Balance at March 31, 2015	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at January 1, 2015	397,654
January 1, 2015 to January 31, 2015	691
February 1, 2015 to February 28, 2015	636
March 1, 2015 to March 31, 2015	6
Ending Balance at March 31, 2015	398,987
Total Treasury Shares at March 31, 2015	994,687

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Document

10.1
Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective February 12, 2015, incorporated by reference to Exhibit 10.1 to Form 8-K filed by H&R Block, Inc. on February 12, 2015

10.2
Equity Distribution Agreement, dated February 23, 2015, between the Company and the Distribution Agents named therein, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 24, 2015

10.3	Description of compensation arrangement between the Company and Brian Swanson, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 15, 2014

10.4
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

BofI Holding, Inc.

Dated:	April 30, 2015	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 30, 2015	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)