Form 10-K
period 2015-06-30
BofI Holding, Inc.
filed 2015-08-26
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ Global Select Market of $77.81 on December 31, 2014 was $1,102,134,892.
The number of shares of the Registrant’s common stock outstanding as of August 20, 2015 was 15,640,845.
______________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2015 are incorporated by reference into Part III.

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

Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond the control of BofI Holding, Inc. (“BofI”). Our actual results may differ materially from the results expressed or implied in any forward-looking statements for the reasons, among others, discussed in Part I, Item 1A, Risk Factors. Such factors include, but are not limited to, the following:

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

i

PART I

ITEM 1. BUSINESS
Overview
BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with over $5.8 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
At June 30, 2015, we had total assets of $5,823.7 million, loans of $5,031.9 million, mortgage-backed and other investment securities of $396.7 million, total deposits of $4,451.9 million and borrowings of $793.2 million. Because we do not incur the significantly higher fixed operating costs inherent in a branch-based distribution system, we are able to rapidly grow our deposits and assets by providing a better value to our customers and by expanding our low-cost distribution channels.
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

Our retail distribution channels for our deposit and lending products include:

•	Multiple national online banking brands with tailored products targeted to specific consumer segments;

•	Affinity groups where we gain access to the affinity group’s members, and our exclusive relationships with financial advisory firms;

•	A business banking division focused on providing deposit products and loans to specific nationwide industry verticals (e.g., Homeowners Associations) and small and medium size businesses;

•	A commission-based lending sales force that operates from home offices focusing primarily on the origination of single family and multifamily mortgage loans;

•	A commission-based lending sales force that operates from the corporate office focusing on commercial and industrial loans to businesses; and

•	Inside sales teams that originate loans and deposits from self-generated internet leads, third-party purchase leads, and from our retention and cross-sell of our existing customer base.

Our business strategy is to grow our loan originations and our deposits to achieve increased economies of scale and reduce the cost of products and services to our customers by leveraging our distribution channels and technology. We have designed our branchless banking platform and our workflow processes to handle traditional banking functions with elimination of duplicate and unnecessary paperwork and human intervention. Our charter allows us to operate in all 50 states, and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography and price. Our low-cost distribution channels provide opportunities to increase our core deposits and increase our loan originations by attracting new customers and developing new and innovative products and services.

Our current business plan includes the following principal objectives:

•	Maintain an annualized return on average common stockholders’ equity of 15.0% or better;

•	Annually increase average interest-earning assets by 15% or more; and

•	Maintain annualized efficiency ratio to a level 35% or lower.

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

Commercial Real Estate Secured and Commercial Lending

Our commercial lending is generally divided between mortgages secured by first liens on commercial real estate and commercial and industrial (“C&I”) lending based upon business cash flow and asset-backed financing. Historically, we have limited our exposure to commercial real estate and have primarily purchased seasoned mortgages on small commercial properties when they were offered as a part of a residential mortgage loan pool. In fiscal 2015, we began to originate adjustable rate small balance commercial real estate loans with interest rates that adjust based on U.S. Treasury security yields and LIBOR. Many of our loans have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps.

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

Prepaid Cards

Our Prepaid Cards Division provides card issuing and bank identification number (“BIN”) sponsorship services to companies who have developed payroll, general purpose reloadable, incentive and gift card programs serving consumers. BIN Sponsorship includes issuing debit and prepaid cards from BINs licensed to the Bank by the various payment networks, managing risk for all programs, overseeing compliance with network and government regulations, and functioning as liaison between program managers and the payment networks. These programs generate recurring fee income and low cost deposits.

Auto and RV and Other Consumer Lending

Our consumer lending has consisted of prime loans to purchase new and used recreational vehicles (“RV”) and automobiles, and deposit-related overdraft lines of credit. In 2008, we elected to significantly decrease RV loans. We hold all of the RV and auto loans that we originated and perform the loan servicing functions for these loans. We have added additional systems and personnel to increase auto lending in the future.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end for the last five years:

	At June 30,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$2,980,795	59.6%	$1,918,626	53.4%	$1,070,668	46.5%	$808,710	46.5%	$517,637	38.7%
Home equity	3,604	0.1%	12,690	0.4%	22,537	1.0%	29,167	1.7%	36,424	2.7%
Warehouse and other	385,413	7.7%	370,717	10.3%	204,878	8.9%	61,106	3.5%	3,015	0.2%
Multifamily real estate secured	1,185,531	23.7%	978,511	27.2%	768,023	33.4%	687,661	39.5%	647,381	48.4%
Commercial real estate secured	61,403	1.2%	24,061	0.7%	29,000	1.3%	35,174	2.0%	37,985	2.8%
Auto and RV secured	13,140	0.3%	14,740	0.4%	18,530	0.8%	24,324	1.4%	30,406	2.4%
Factoring	122,200	2.4%	118,945	3.3%	108,144	4.7%	48,549	2.8%	26,616	2.0%
Commercial & Industrial	248,584	5.0%	152,619	4.2%	78,721	3.4%	45,723	2.6%	36,923	2.8%
Other	601	—%	1,971	0.1%	419	—%	85	—%	28	—%
Total loans held for investment	5,001,271	100.0%	3,592,880	100.0%	2,300,920	100.0%	1,740,499	100.0%	1,336,415	100.0%
Allowance for loan losses	(28,327)		(18,373)		(14,182)		(9,636)		(7,419)
Unamortized premiums/discounts, net of deferred loan fees	(44,326)		(41,666)		(29,820)		(10,300)		(3,895)
Net loans held for investment	$4,928,618		$3,532,841		$2,256,918		$1,720,563		$1,325,101

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
June 30, 2015	$71,394	$105,917	$459,368	$4,364,592	$5,001,271

The following table sets forth the amount of our loans at June 30, 2015 that are due after June 30, 2016 and indicates whether they have fixed, floating or adjustable interest rates:

(Dollars in thousands)	Fixed	Floating or Adjustable	Total
Single family real estate secured:
Mortgage	$54,879	$2,948,359	$3,003,238
Home equity	2,290	1,312	3,602
Warehouse and other	159,594	67,373	226,967
Multifamily real estate secured	63,788	1,109,096	1,172,884
Commercial real estate secured	1,505	59,898	61,403
Auto and RV secured	13,140	—	13,140
Factoring	150,396	—	150,396
Commercial & Industrial	94,642	97,667	192,309
Other	21	—	21
Total	$540,255	$4,283,705	$4,823,960

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2015
	Percentage of Loan Principal Secured by Real Estate Located in State or Region
		Single family
State or Region	Total Real Estate Mortgage Loans	Mortgage	Home Equity	Multifamily real estate secured	Commercial real estate secured
California—south[1]	50.13%	48.71%	27.00%	54.29%	42.64%
California—north[2]	16.23%	16.44%	16.04%	15.06%	28.47%
New York	7.11%	8.76%	5.53%	3.06%	2.67%
Florida	5.44%	6.57%	5.86%	2.78%	—%
Arizona	3.91%	5.02%	7.15%	1.19%	0.12%
Washington	2.21%	1.49%	5.41%	3.88%	6.08%
Texas	1.93%	0.91%	—%	4.51%	3.66%
Colorado	1.50%	1.37%	0.53%	1.78%	2.47%
Illinois	1.87%	0.86%	1.69%	4.57%	—%
Hawaii	1.24%	1.74%	0.30%	—%	—%
All other states	8.43%	8.13%	30.49%	8.88%	13.89%
	100.00%	100.00%	100.00%	100.00%	100.00%
1 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 90000 to 92999.
2 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 93000 to 96999.
The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio (“LTV”). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2015. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan.

		Single family
	Total Real Estate Mortgage Loans	Mortgage	Home Equity[1]	Multifamily real estate secured	Commercial real estate secured
Weighted Average LTV	56.15%	57.76%	54.08%	52.20%	51.51%
Median LTV	56.62%	58.87%	62.24%	50.00%	47.50%
1 Amounts represent combined LTV calculated by adding the current balances of both the first and second liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.

We believe our effective weighted-average LTV of 60.39% for loans originated during the fiscal year ended June 30, 2015, has resulted and will continue to result in relatively low average loan defaults and favorable write-off experience.

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

In the underwriting process we consider all relevant factors including the borrower’s credit score, credit history, documented income, existing and new debt obligations, the value of the collateral, and other internal and external factors. For all multifamily and commercial loans, we rely primarily on the cash flow from the underlying property as the expected source of repayment, but we also endeavor to obtain personal guarantees from all material owners or partners of the borrower. In evaluating a multifamily or commercial credit, we consider all relevant factors including the outside financial assets of the material owners or partners, payment history at the Bank or other financial institutions, and the management / ownership experience with similar properties or businesses. In evaluating the borrower’s qualifications, we consider primarily the borrower’s other financial resources, experience in owning or managing similar properties and payment history with us or other financial institutions. In evaluating the underlying property, we consider primarily the recurring net operating income of the property before debt service and depreciation, the ratio of net operating income to debt service and the ratio of the loan amount to the appraised value.

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

At June 30, 2015, the Bank’s loans-to-one-borrower limit was $82.7 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2015, our largest loan and single lending relationship was $40.0 million.

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

Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof. Generally, non-performing loans are defined as nonaccrual loans and loans 90 days or more overdue. Troubled debt restructurings (“TDRs”) are defined as loans that we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal or interest payments due to financial difficulty of the customer. Our policy with respect to non-performing assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans past due 90 days or more, unless the individual borrower circumstances dictate otherwise.

See Management’s Discussion and Analysis — “Asset Quality and Allowance for Loan Loss” for a history of non-performing assets and allowance for loan loss.

Investment Securities Portfolio. We classify each investment security according to our intent to hold the security to maturity, trade the security at fair value or make the security available-for-sale. We invest available funds in government and high-grade non-agency securities. Our investment policy, as established by our board of directors, is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or portfolio asset concentration risk. Under our investment policy, we are currently authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency mortgage-backed obligations, specific federal agency obligations, municipal obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments. We also buy and sell securities to facilitate liquidity and to help manage our interest rate risk.

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

	Available-for-Sale	Held-to-maturity	Trading
(Dollars in thousands)	Fair Value	Carrying Amount	Fair Value	Total
Fiscal year end
June 30, 2015	$163,361	$225,555	$7,832	$396,748
June 30, 2014	214,778	247,729	8,066	470,573
June 30, 2013	185,607	275,691	7,111	468,409
June 30, 2012	164,159	313,032	5,838	483,029
June 30, 2011	145,671	370,626	5,053	521,350

The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our other debt securities and the weighted-average yield for each range of maturities:

	For the Fiscal Year Ended June 30, 2015
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
U.S. Agency[2]	$43,738	2.45%	$4,338	2.56%	$13,270	2.53%	$10,508	2.47%	$15,622	2.32%
Non-Agency[3]	23,799	5.79%	5,119	6.56%	10,729	5.98%	3,338	5.23%	4,613	4.92%
Total Mortgage-Backed Securities	$67,537	3.63%	$9,457	4.73%	$23,999	4.07%	$13,846	3.13%	$20,235	2.92%
Other Debt Securities
Municipal	21,731	3.42%	6,763	2.13%	2,952	4.07%	4,444	4.07%	7,572	3.95%
Non-agency	70,216	4.42%	4,506	4.23%	59,108	4.48%	6,602	4.00%	—	—%
Total Other Debt Securities	$91,947	4.18%	$11,269	2.97%	$62,060	4.46%	$11,046	4.03%	$7,572	3.95%
Available-for-sale—Amortized Cost	$159,484	3.95%	$20,726	3.77%	$86,059	4.35%	$24,892	3.53%	$27,807	3.20%
Available-for-sale—Fair Value	$163,361	3.95%	$21,110	3.77%	$87,877	4.35%	$25,445	3.53%	$28,929	3.20%
Held-to-maturity
Mortgage-backed securities:
U.S. Agency[2]	$41,993	3.44%	$1,371	3.13%	$5,299	3.13%	$6,123	3.15%	$29,200	3.57%
Non-Agency[3]	147,586	4.12%	23,553	5.11%	44,775	4.44%	38,110	3.81%	41,148	3.51%
Total Mortgage-Backed Securities	$189,579	3.97%	$24,924	5.00%	$50,074	4.30%	$44,233	3.72%	$70,348	3.53%
Other Debt Securities:
Municipal	35,976	5.83%	971	5.57%	4,507	5.58%	7,075	5.61%	23,423	5.95%
Total Other Debt Securities	$35,976	5.83%	$971	5.57%	$4,507	5.58%	$7,075	5.61%	$23,423	5.95%
Held-to-Maturity—Carrying Value	$225,555	4.27%	$25,895	5.02%	$54,581	4.41%	$51,308	3.98%	$93,771	4.14%
Held-to-Maturity—Fair Value	$228,323	4.27%	$25,848	5.02%	$54,846	4.41%	$51,287	3.98%	$96,342	4.14%
Trading
Non-Agency—Fair Value[4]	$7,832	4.44%	$—	—%	$—	—%	$—	—%	$7,832	4.44%
Total securities	$396,748	4.14%	$47,005	4.46%	$142,458	4.37%	$76,753	3.83%	$130,532	3.95%
1 Weighted-average yield is based on amortized cost of the securities. Residential mortgage-backed security yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curve. Yields presented in this table are adjusted for OTTI, which is non-accretable.
2 U.S. government-backed or government-sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
3 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities and secured by prime, Alt-A or pay-option ARM mortgages.
4 Collateralized debt obligations secured by pools of bank trust preferred securities.

Our securities portfolio of $396.7 million at June 30, 2015 is composed of approximately 21.5% U.S. agency residential mortgage-backed securities (“RMBS”) and other debt securities issued by the government-sponsored enterprises Fannie Mae and Freddie Mac (each, a “GSE” and, together, the “GSEs”), primarily Freddie Mac and Fannie Mae; 1.1% Prime private-issue super senior, first-lien RMBS; 6.4% Alt-A, private-issue super senior, first-lien RMBS; 32.9% Pay-Option ARM, private-issue super senior first-lien RMBS; 14.6% Municipal securities and 23.5% other residential mortgage-backed, asset-backed and bank pooled trust preferred securities. We had no commercial mortgage-backed securities (“CMBS”) or sub-prime RMBS at June 30, 2015.

We manage the credit risk of our non-agency RMBS by purchasing those securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency RMBS are super senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percentage of the current face value) is known as credit enhancement. At June 30, 2015, the weighted-average credit enhancement in our entire non-agency RMBS portfolio was 23.5%. The credit enhancement percentage and the ratings agency grade (e.g. “AA”) do not consider additional credit protection available to the Bank, if needed, from its purchase discount. All of the Bank’s non-agency RMBS purchases were at a discount to par and we do not solely rely upon nationally recognized statistical rating organizations (“NRSRO”) ratings when determining classification. This change in Bank policy was brought about by changes in regulatory stance regarding classification of securities as mandated by Congress under section 939A of the Dodd-Frank Act, which required any reference to, or reliance on, NRSROs to be removed when determining the creditworthiness of securities. We have experienced personnel monitor the performance and measure the security for impairment in accordance with regulatory guidance. As of June 30, 2015, 8.3% of our non-agency RMBS securities that have been downgraded from investment grade at acquisition to below investment grade. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”

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
At June 30, 2015, we had $4,451.9 million in deposits of which $3,660.4 million, or 82.2% were demand and savings accounts and $791.5 million, or 17.8% were time deposits. We generate deposit customer relationships through our retail distribution channels including websites, sales teams, online advertising, print and digital advertising, financial advisory firms, affinity partnerships and lending businesses which generate escrow deposits and other operating funds. Our retail distribution channels include:

•
Multiple national online banking brands with tailored products targeted to specific consumer segments. For example, our Bank of Internet brand, America’s Oldest and Most Trusted Internet Bank is designed for customers who are looking for full-featured demand accounts and very competitive fees and interest rates. Bank X brand targets primarily tech-savvy, Generation X and Generation Y customers that are seeking a low-fee cost structure and a high-yield Savings account;

•	A concierge banking offer that serves the needs of high net worth individuals with premium products and dedicated service;

•	Financial advisory firms who introduce their clients to our deposit products;

•	Relationship with affinity groups where we gain access to the affinity group’s members;

•
A business banking division, which focuses on providing deposit products nationwide to industry verticals (e.g., Homeowners Associations and CPAs) and cash management products to a variety of businesses through a dedicated sales team;

•	A call center that opens accounts through self-generated internet leads, third-party purchased leads, affinity relationships, and our retention and cross-sell efforts to our existing customer base.
Our online consumer accounts are full-featured requiring only one sign-in with quick and secure access to activity, statements and other features including:

◦	Purchase Rewards. Customers can earn cash back by using their VISA® Debit Card at select merchants.

◦	Mobile Banking. Customers can review account balances, transfer funds, deposit checks and pay bills from the convenience of their mobile phone.

◦	Mobile Deposit. Customers can instantly deposit checks from their smart phones using our Mobile App.

◦	FinanceWorks™. Customers can easily manage their finances and create budgets using this secure financial management solution.

◦	Online Bill Payment Service. Customers can automatically pay their bills online from their account.

◦	Popmoney. Customers can securely send money via email or text messaging through this service.

◦	My Deposit. Customers can scan checks with this remote deposit solution from their home computers. Scanned images will be electronically transmitted for deposit directly to their account.

◦	Text Message Banking. Customers can view their account balances, transaction history, and transfer funds between their accounts via these text message commands from their mobile phones.

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

◦
VISA® Debit Cards or ATM Cards. Customers may choose to receive either a free VISA® Debit or an ATM card upon account opening. Customers can access their accounts worldwide at ATMs and any other locations that accept VISA® Debit cards.

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
The number of deposit accounts at the end of each of the last five fiscal years is set forth below:

	At June 30,
	2015	2014	2013	2012	2011
Checking and savings accounts	36,305	30,402	23,567	19,931	16,105
Time deposits	5,515	7,571	11,103	12,341	16,793
Total number of deposit accounts	41,820	37,973	34,670	32,272	32,898

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each of the last five fiscal years:

	At June 30,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$309,339	—	$186,786	—	$81,524	—	$12,439	—	$7,369	—
Interest-bearing:
Demand	1,224,308	0.48%	1,129,535	0.63%	311,539	0.50%	94,888	0.52%	76,793	0.75%
Savings	2,126,792	0.67%	935,973	0.73%	641,534	0.67%	583,955	0.72%	268,384	0.93%
Total demand and savings	3,351,100	0.60%	2,065,508	0.67%	953,073	0.61%	678,843	0.69%	345,177	0.89%
Time deposits:
Under $100	70,369	1.26%	107,294	1.23%	183,754	1.36%	224,140	1.85%	337,937	2.24%
$100 or more	721,109	2.06%	681,948	1.67%	873,648	1.52%	699,666	1.75%	649,842	2.15%
Total time deposits	791,478	1.99%	789,242	1.61%	1,057,402	1.50%	923,806	1.78%	987,779	2.18%
Total interest-bearing	4,142,578	0.87%	2,854,750	0.93%	2,010,475	1.08%	1,602,649	1.32%	1,332,956	1.85%
Total deposits	$4,451,917	0.81%	$3,041,536	0.88%	$2,091,999	1.04%	$1,615,088	1.31%	$1,340,325	1.84%
1 Based on weighted-average stated interest rates at the end of the period.

The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit at the end of each of the last five fiscal years:

	At June 30,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$1,549,207	$1,556	0.10%	$869,673	$1,173	0.13%	$286,549	$1,999	0.70%
Savings	1,313,088	19,153	1.46%	653,211	9,550	1.46%	540,248	4,400	0.81%
Time deposits	790,661	14,024	1.77%	876,621	14,094	1.61%	1,065,669	16,469	1.55%
Total interest-bearing deposits	$3,652,956	$34,733	0.95%	$2,399,505	$24,817	1.03%	$1,892,466	$22,868	1.21%
Total deposits	$3,908,277	$34,733	0.89%	$2,523,364	$24,817	0.98%	$1,937,765	$22,868	1.18%

	At June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$74,044	$593	0.81%	$61,181	$488	0.80%
Savings	430,791	3,795	0.88%	283,783	2,527	0.92%
Time deposits	1,003,728	20,501	2.04%	776,638	19,261	2.48%
Total interest-bearing deposits	$1,508,563	$24,889	1.65%	$1,121,602	$22,276	2.01%
Total deposits	$1,522,359	$24,889	1.63%	$1,127,415	$22,276	2.00%

The following table shows the maturity dates of our certificates of deposit at the end of each of the last five fiscal years:

	At June 30,
(Dollars in thousands)	2015	2014	2013	2012	2011
Within 12 months	$373,999	$363,879	$585,309	$482,615	$568,827
13 to 24 months	73,118	137,647	149,720	128,149	184,029
25 to 36 months	36,991	61,491	55,664	97,238	66,541
37 to 48 months	4,605	31,867	52,025	47,388	33,500
49 months and thereafter	302,765	194,358	214,684	168,416	134,882
Total	$791,478	$789,242	$1,057,402	$923,806	$987,779

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at the end of each of the last five fiscal years:

	Term to Maturity
(Dollars in thousands)	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Fiscal year end
June 30, 2015	$37,842	$189,604	$106,826	$386,837	$721,109
June 30, 2014	74,741	107,997	115,127	384,083	681,948
June 30, 2013	201,463	166,042	94,195	411,948	873,648
June 30, 2012	144,621	93,502	90,947	370,596	699,666
June 30, 2011	41,322	144,907	161,940	301,673	649,842
Borrowings. In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank of San Francisco (“FHLB”). Our bank can borrow up to 40% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2015, the Company had $1,584.7 million available immediately, which reflects a fully collateralized position, for advances from the FHLB for terms up to ten years.

The Bank has federal funds lines of credit with two major banks totaling $35.0 million. At June 30, 2015, the Bank had no outstanding balance on either line.
The Bank can also borrow from the Federal Reserve Bank of San Francisco (“FRB”), and borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2015, we had a total borrowing capacity of approximately $8.7 million, none of which was outstanding. The Bank has additional unencumbered collateral that could be pledged to the FRB Discount Window to increase borrowing liquidity.
The Company has sold securities under various agreements to repurchase for total proceeds of $35.0 million. The repurchase agreements have fixed interest rates between 3.75% and 4.75% and scheduled maturities between April 2017 and December 2017. Pursuant to these agreements, under certain conditions, the Company may be required to repay the $35.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. As of June 30, 2015, the weighted-average remaining contractual maturity period was 2.11 years and the weighted average remaining period before such repurchase agreements could be called was 0.14 years.
On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 2.68% at June 30, 2015, and is paid quarterly.
The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the last five fiscal years:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2015	2014	2013	2012	2011
Advances from the FHLB[1]:
Average balance outstanding	$700,805	$576,307	$436,383	$333,866	$226,005
Maximum amount outstanding at any month-end during the period	1,075,000	910,000	590,417	422,000	309,000
Balance outstanding at end of period	753,000	910,000	590,417	422,000	305,000
Average interest rate at end of period	1.36%	0.97%	0.92%	1.42%	2.07%
Average interest rate during period	1.27%	1.21%	1.36%	1.78%	2.77%
Securities sold under agreements to repurchase:
Average balance outstanding	$36,562	$85,726	$114,247	$125,820	$130,000
Maximum amount outstanding at any month-end during the period	45,000	110,000	120,000	130,000	130,000
Balance outstanding at end of period	35,000	45,000	110,000	120,000	130,000
Average interest rate at end of period	4.38%	4.46%	4.40%	4.34%	4.35%
Average interest rate during period	4.47%	4.48%	4.44%	4.41%	4.41%
Junior subordinated debentures:
Average balance outstanding	$5,155	$5,155	$5,155	$5,155	$5,155
Maximum amount outstanding at any month-end during the period	5,155	5,155	5,155	5,155	5,155
Balance outstanding at end of period	5,155	5,155	5,155	5,155	5,155
Average interest rate at end of period	2.68%	2.63%	2.67%	2.87%	2.66%
Average interest rate during period	2.77%	2.77%	2.93%	2.89%	2.85%
1 Advances from the FHLB have been reduced by debt issue costs of $0, $0, $0, $1 and $15 for the fiscal years ended June 30, 2015, 2014, 2013, 2012 and 2011, respectively.

MERGERS AND ACQUISITIONS

From time to time we undertake acquisitions or similar transactions consistent with the Bank’s operating and growth strategies. During the fiscal year ended June 30, 2015 and 2014, there were transactions that are discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Mergers and Acquisitions.”

TECHNOLOGY

We have purchased, customized and developed software systems to provide products and services to our customers. Most of our key customer interfaces were designed by us specifically to address the needs of an Internet-only bank and its customers. Our website and deposit origination and servicing (“DOS”) software drives our customer self-service model, reducing the need for human interaction while increasing our overall operating efficiencies. Our DOS software enables us to collect customer data over our websites, which is automatically uploaded into our databases. The DOS databases drive our workflow processes by automatically linking to third-party processors and storing all customer contract and correspondence data, including emails, hard copy images and telephone notes. We intend to continue to improve our systems and implement new systems, with the goal of providing for increased transaction capacity without materially increasing personnel costs.

SECURITY

BofI Federal Bank recognizes that information is a critical asset.  How information is managed, controlled and protected has a significant impact on the delivery of services.  Information assets, including those held in trust, must be protected from unauthorized use, disclosure, theft, loss, destruction and alteration.
BofI Federal Bank employs an information security program to achieve its security objectives. The program is designed to identify, measure, manage and control the risks to system and data availability, integrity, and confidentiality, and to ensure accountability for system actions.

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

EMPLOYEES

At June 30, 2015, we had 467 full time employees. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory.

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

REGULATION

GENERAL

BofI Holding, Inc. (the “Company”) is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve. The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, the Office of Thrift Supervision (“OTS”) was abolished as of July 21, 2011 (the “Transfer Date”), and its rights and duties transferred to the Federal Reserve as to savings and loan holding companies, and to the OCC as to savings banks. Therefore, as of the Transfer Date the Company became subject to regulation by the Federal Reserve rather than the OTS, and the Bank became subject to regulation by the OCC rather than the OTS. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve, to begin operations on the Transfer Date. The CFPB has broad authority to issue regulations implementing numerous consumer laws, to which we are subject.
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

REGULATION OF BOFI HOLDING, INC.

General. BofI Holding, Inc. (the “Company”) is a unitary savings and loan holding company within the meaning of the Home Owner’s Loan Act (“HOLA”). Accordingly, the Company is registered with the Federal Reserve and is subject to the Federal Reserve’s regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.
As noted above, pursuant to the Dodd-Frank Act, the Federal Reserve assumed responsibility for the primary supervision and regulation of all savings and loan holding companies, including the Company, on July 21, 2011. Given the extensive transfer of former OTS authority to multiple agencies, the Dodd-Frank Act requires the Federal Reserve to identify and publish in the Federal Register separate lists of the OTS regulations that the Federal Reserve will continue to enforce for savings and loan holding companies after the Transfer Date. In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of savings and loan holding companies, the Federal Reserve has published an interim final rule, which became effective on September 13, 2011. The interim final rule provides for the corresponding transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies, and implemented Regulation LL, which includes comprehensive new regulations governing the activities and operations of savings and loan holding companies and acquisitions of savings associations. The Federal Reserve’s regulations supersede OTS regulations for purposes of Federal Reserve supervision and regulation of savings and loan holding companies.

Capital. Savings and loan holding companies, such as the Company, were historically not subject to specific regulatory capital requirements. However, pursuant to the Dodd-Frank Act, savings and loan holding companies are subject to the same capital and activity requirements as those applicable to bank holding companies. Moreover, the Dodd-Frank Act required that the Federal Reserve promulgate consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.
In July 2013, the Company’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, published final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 capital framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the capital requirements applicable to depository institutions and their holding companies, including the Company and the Bank.

The New Capital Rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements for the Company and the Bank was January 1, 2015.
A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.
The final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began January 1, 2015 and will be phased in over three years for the Company and the Bank.
The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company. Various aspects of Basel III will be subject to multi-year transition periods ending December 31, 2018 and Basel III generally continues to be subject to further evaluation and interpretation by the U.S. banking regulators. As of June 30, 2015, the Company is well-capitalized under the currently enacted capital adequacy requirements of Basel III, and would remain well-capitalized when including implementation of the deductions and other adjustments to CET1 on a fully phased-in basis.

Source of Strength. The Dodd-Frank Act extends the Federal Reserve “source of strength” doctrine to savings and loan holding companies. Such policy requires holding companies to act as a source of financial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of an institution’s financial distress. The regulatory agencies have yet to issue joint regulations implementing this policy.

Change in Control. The federal banking laws require that appropriate regulatory approvals must be obtained before an individual or company may take actions to “control” a bank or savings association. The definition of control found in the HOLA is similar to that found in the Bank Holding Company Act of 1956 (“BHCA”) for bank holding companies. Both statutes apply a similar three-prong test for determining when a company controls a bank or savings association. Specifically, a company has control over either a bank or savings association if the company:

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
The New Capital Rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements for the Company and the Bank was January 1, 2015.
A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.
The final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over three years for the Bank.
The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the the Bank. Various aspects of Basel III will be subject to multi-year transition periods ending December 31, 2018 and Basel III generally continues to be subject to further evaluation and interpretation by the U.S. banking regulators. As of June 30, 2015, the Bank remains well-capitalized under the currently enacted capital adequacy requirements of Basel III, and would remain well-capitalized when including implementation of the deductions and other adjustments to CET1 on a fully phased-in basis.

Prior to January 1, 2015 under OCC regulations, an institution is “well-capitalized” if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OCC to maintain a different, specific capital level. An institution is “adequately-capitalized” if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). OCC regulations also establish three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized.
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
Capital regulations applicable to savings associations such as the Bank also require savings associations of meeting the additional capital standard of tangible capital equal to at least 1.5% of total adjusted assets.
The Bank’s capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. BofI Federal Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
In July 2013, the OCC published the New Capital Rules, which establish a new comprehensive capital framework for U.S. banking organizations, including the Bank. The New Capital Rules require higher levels of certain types of capital compared to the existing capital standards, beginning on January 1, 2015, and are discussed in further detail above under “Regulation of BofI Holding, Inc. – Capital”.
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
Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the “Code”. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business). An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2015, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2015, BofI Federal Bank was in compliance with the applicable liquidity standard.
Volcker Rule.  Effective April 15, 2014, the federal banking agencies have adopted regulations with a conformance period for certain features lasting until July 21, 2017, to implement the provisions of the Dodd-Frank Act known as the Volcker Rule. Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, “banking entities”), are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund.”  The term “covered fund” can include, in addition to many private equity and hedge funds and other entities, certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations, and other items, but does not include wholly owned subsidiaries, certain joint ventures, or loan securitizations generally if the underlying assets are solely loans.
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
Federal Home Loan Bank (“FHLB”) System. The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in a Federal Home Loan Bank in specified amounts based on either its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year or its outstanding advances from the FHLB.
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, negotiable order of withdrawal (“NOW”), and Super NOW checking accounts) and non-personal time deposits. At June 30, 2015, the Bank was in compliance with these requirements.
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
Consumer Laws and Regulations. The Dodd-Frank Act established the CFPB in order to regulate any person who offers or provides personal, family or household financial products or services. The CFPB is an independent “watchdog” within the Federal Reserve System to enforce and create “Federal consumer financial laws.” Banks as well as nonbanks are subject to any rule, regulation or guideline created by the CFPB. The only authority the Federal Reserve has over the CFPB is the authority to delegate examinations regarding compliance with “Federal consumer financial laws.” Except for the power of the Federal Reserve to reject any rules of the CFPB in extremely limited situations, the CFPB may promulgate any consumer financial rule or guideline, and exempt whomever it wants therefrom. If a court interprets a CFPB regulation or guideline, a court may only consider the CFPB’s interpretation of the rule or guideline. Subject to certain limited exemptions, persons subject to the CFPB include anyone who offers or provides consumer financial products or services, including banks, savings associations, credit unions, mortgage brokers, debt collectors and consumer credit reporting agencies. The apparent goal is to have only one agency in charge of protecting consumers by overseeing the application and implementation of “Federal consumer financial laws,” which includes (i) rules, orders and guidelines of the CFPB, (ii) all consumer financial protection functions, powers and duties transferred from other federal agencies, such as the Federal Reserve, the OCC, the FDIC, the Federal Trade Commission, and the Department of Housing and Urban Development, and (iii) a long list of consumer financial protection laws enumerated in the Dodd-Frank Act, such as the Electronic Fund Transfer Act, the Consumer Leasing Act of 1976, the Alternative Mortgage Transaction Parity Act of 1982, the Equal Credit Opportunity Act, the Expedited Funds Availability Act, the Truth in Lending Act and the Truth in Savings Act, among many others. The CFPB has broad examination and enforcement authority, including the power to issue subpoenas and cease and desist orders, commence civil actions, hold investigations and hearings and seek civil penalties, as well as the authority to regulate disclosures, mandate registration of any covered person and to regulate what it considers unfair, deceptive, abusive practices.
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
Anti-Money Laundering and Customer Identification. The U.S. government enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA PATRIOT Act gives the federal government broad powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In February 2010, Congress re-enacted certain expiring provisions of the USA PATRIOT Act.

AVAILABLE INFORMATION

BofI Holding, Inc. files reports, proxy and information statements and other information electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. Our web site address is http://www.bofiholding.com, and we make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website free of charge.

ITEM 1A. RISK FACTORS

Risks Relating to Our Industry
Changes in interest rates could adversely affect our performance.
Our results of operations depend to a great extent on our net interest income, which is the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates, as the two have different time periods for adjustment and can be tied to different measures of rates.  Interest rates are sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, including the FRB. The monetary policies of the FRB, implemented through open market operations and regulation of the discount rate and reserve requirements, affect prevailing interest rates. Loan originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. In recent years, the monetary policy of the FRB has been to reduce market interest rates to historical lows, but recently prevailing interest rates have begun to increase and the financial markets are anticipating a further increase in interest rates by the FRB. We manage the sensitivity of our assets and liabilities; however a large and relatively rapid increase in market interest rates would likely have an adverse impact on our net interest income and a decrease in our refinancing business and related fee income, and could cause an increase in delinquencies and non-performing loans in our adjustable-rate loans. In addition, changes in interest rates can affect the value of our loans, investments and other interest-rate sensitive assets and our ability to realize gains on the sale or resolution of these assets
A significant economic downturn could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. While the national economy and most regions have improved since the financial crisis of 2008 and subsequent economic recession, we continue to operate in a challenging and uncertain economic environment. The risks associated with our business become more acute in periods of a slowing economy or slow growth. A return or continuation of recessionary conditions or negative events in the housing markets, including significant and continuing home price declines and increased delinquencies and foreclosures, would adversely affect our mortgage and construction loans and result in increased asset write-downs. In addition, poor economic conditions, including continued high unemployment in the United States, have contributed to increased volatility in the financial and capital markets and diminished expectations for the U.S. economy. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets. Declines in real estate values, an economic downturn or continued

high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships.  We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us.  There is no assurance that any such losses would not materially and adversely affect our results of operations.
The impact of changing regulatory capital requirements and new capital rules is unknown.
In 2013, the FDIC, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act, and includes new minimum risk-based capital and leverage ratios which became effective for us on January 1, 2015. The final rule also refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements to be considered “adequately capitalized” are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%, which was increased from 4.0%; (iii) a total capital ratio of 8.0%, which was unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4.0%. The final rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios to be considered “adequately capitalized”, and when fully effective in 2019, will result in the following minimum capital ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.
If an institution does not meet or exceed these minimum capital ratios it will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the “adequately capitalized” ratios plus the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to restructure our business models or increase our holdings of liquid assets. Implementation of changes in asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers could result in modifications to our business strategy.
Policies and regulations enacted by the Consumer Financial Protection Bureau may negatively impact our residential mortgage loan business and compliance risk.
Our consumer business, including our mortgage and deposit businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau (“CFPB”) which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. For example, in January 2014 new federal regulations promulgated by the CFPB took effect which impact how we originate and service residential mortgage loans. Those regulations, among other things, require mortgage lenders to assess and document a borrower’s ability to repay their mortgage loan. The regulations provide borrowers the ability to challenge foreclosures and sue for damages based on allegations that the lender failed to meet the standard for determining the borrower’s ability to repay their loan. While the regulations include presumptions in favor of the lender based on certain loan underwriting criteria, it is uncertain how these presumptions will be construed and applied by courts in the event of litigation. The ultimate impact of these new regulations on the lender’s enforcement of its loan documents in the event of a loan default, and the cost and expense of doing so, is uncertain, but may be significant. In addition, the secondary market demand for loans that do not fall within the presumptively safest category of a “qualified mortgage” as defined by the CFPB is uncertain. The 2014 regulations also require changes to certain loan servicing procedures and practices, which result in increased foreclosure costs and longer foreclosure timelines in the event of loan default, and failure to comply with the new servicing rules may result in additional litigation and compliance risk. On November 20, 2014, the CFPB released its Final Integrated Disclosure Rule (“Rule”) that became effective on August 1, 2015. Among other things, the new rule requires lenders to combine the initial Good Faith Estimate and Initial Truth in Lending (“TIL”) disclosures into a single new Loan Estimate disclosure and the HUD-1 and Final TIL disclosures into a single new Closing Disclosure. The definition of an application and timing requirements will also change, and a new Closing Disclosure waiting period has been added. These changes, along with other changes required by the Rule, will require significant systems modifications, process and procedures changes and training. Failure to comply with these new requirements may result in penalties for disclosure violations under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth In Lending Act (“TILA”).
Risks Relating to Mortgage Loans and Mortgage-Backed Securities
Declining real estate values, particularly in California, could reduce the value of our loan portfolio and impair our profitability and financial condition.
The majority of the loans in our portfolio are secured by real estate. At June 30, 2015, approximately 66.4% of our mortgage portfolio was secured by real estate located in California. In recent years, there has been significant volatility in real estate values in California and in some cases the collateral for our real estate loans has become less valuable. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. A decline of real estate values or decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are unseasoned and defaults on such loans would harm our business.
At June 30, 2015, our multifamily residential loans were $1,185.5 million or 28.2% of our mortgage loans and our commercial real estate loans were $61.4 million, or 1.5% of our mortgage loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline and nationwide unemployment were to increase, we are likely to experience increases in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.
We could recognize other-than-temporary impairment on securities held in our available-for-sale and held-to-maturity portfolios, if economic and market conditions worsen.
Our held-to-maturity securities had gross unrecognized losses of $12.7 million at June 30, 2015. We analyze securities held in our portfolio for other-than-temporary impairment on a quarterly basis. The process for determining whether impairment is other-than-temporary requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may be required to recognize other-than-temporary impairment in future periods reducing future earnings.
A decrease in the mortgage buying activity of Fannie Mae and Freddie Mac or a failure by Fannie Mae and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.
During the last three fiscal years we have sold over $1,327.7 million of residential mortgage loans to the government sponsored entities GSE aggregators and, as of June 30, 2015, approximately 21.5% of our securities portfolio consisted of RMBS issued or guaranteed by the GSEs. Each GSE is currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government is contemplating structural changes to the GSEs, including consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.
We occasionally purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not prove correct.
From time to time, we purchase real estate loans in bulk or “pools.” In the past 8 years we purchased real estate loans in pools totaling $577 million, some of which remain in our loan portfolio. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, in the past, we have purchased “pools” of loans at a premium and some of the loans were prepaid before we expected. Accordingly, we earned less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.
Acquiring loans through bulk purchases may involve acquiring loans of a type or in geographic areas where management may not have substantial prior experience. We may be exposed to a greater risk of loss to the extent that bulk purchases contain such loans.
Risks Relating to the Company
Our pending transaction with H&R Block Bank may not close as anticipated.
On April 10, 2014, we announced that BofI Federal Bank has entered into a definitive Purchase and Assumption Agreement with H&R Block Bank, a federal savings bank (“HRBB”), and its parent company Block Financial LLC, pursuant to which the Bank agreed to purchase certain assets and assume all of the deposits of HRBB. In addition, we have agreed with HRBB to the terms of a Program Management Agreement (“PMA”) under which the Bank will provide certain H&R Block-branded financial services products to customers of H&R Block, Inc. (“HRB”). The closing of the pending transactions with HRBB is subject to customary closing conditions. If the customary closing conditions are not satisfied, the transaction with HRBB will likely not be consummated in its current form, or at all.
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
In addition, we continue to increase our emphasis on non-residential lending, particularly in commercial and industrial (C&I) lending and specialty finance lending, and these types of loans are expected to comprise a larger portion of our originations and loan portfolio in future periods. To the extent that we fail to adequately address the risks associated with C&I and specialty finance lending, we may experience increases in levels of non-performing loans and be forced to take additional loan loss reserves, which would adversely affect our net interest income and capital levels and reduce our profitability. For further information about our C&I lending business, please refer to “Business – Asset Origination and Fee Income Businesses – Commercial Real Estate Secured and Commercial Lending.”

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
We may seek additional capital but it may not be available when it is needed and limit our ability to execute our strategic plan. In addition, raising additional equity capital would dilute existing shareholders’ equity interests and may cause our stock price to decline.
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we elect to raise additional capital for other reasons. We may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute existing shareholders’ interests in the Company.
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
Our assets and deposit base have grown substantially in recent years, and we anticipate that we will continue to grow over time, perhaps significantly. To manage the expected growth of our operations and personnel, we will be required to manage multiple aspects of the business simultaneously, including among other things: (i) improve existing and implement new transaction processing, operational and financial systems, procedures and controls; (ii) maintain effective credit scoring and underwriting guidelines; (iii) maintain sufficient levels of regulatory capital; and (iv) expand our employee base and train and manage this growing employee base. In addition, acquiring other banks, asset pools or deposits may involve risks such as exposure to potential asset quality issues, disruption to our normal business activities and diversion of management’s time and attention due to integration and conversion efforts. If we are unable to manage growth effectively or execute integration efforts properly, we may not be able to achieve the anticipated benefits of growth and our business, financial condition and results of operations could be adversely affected.
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
We are based in San Diego, California, and approximately 66.4% of our mortgage loan portfolio was secured by real estate located in California at June 30, 2015. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or under-insured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those affected areas. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices, which also serve as our bank’s main office and branch, are located at 4350 La Jolla Village Drive, Suite 140, San Diego, California 92122, and our telephone number is (858) 764-6597. This facility occupies a total of approximately 92,338 square feet under a lease that expires June 30, 2020.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time become a party to legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, lawsuit or claim.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ Global Select Market on March 15, 2005 under the symbol “BOFI.” There were 15,640,845 shares of common stock outstanding held by approximately 29,000 shareholders as of August 20, 2015. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter during the last two fiscal years. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is Computershare.

	BofI Holding, Inc. Common Stock Price Per Share
Quarter ended:	High	Low
June 30, 2013	$49.98	$35.05
September 30, 2013	$69.46	$45.60
December 31, 2013	$82.27	$57.55
March 31, 2014	$106.55	$75.22
June 30, 2014	$87.03	$71.37
September 30, 2014	$81.55	$69.90
December 31, 2015	$80.31	$65.67
March 31, 2015	$97.27	$76.21
June 30, 2015	$106.47	$88.18

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

ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchases. On June 30, 2005, our board of directors approved a common stock buyback program to purchase up to 5% of BofI outstanding common shares. The buyback program became effective on August 23, 2005 with no termination date. Prior to July 1, 2008, a total of 319,500 shares of BofI were purchased under the June 2005 buyback program. On November 21, 2008 the board of directors approved an expansion of our common stock buyback program to purchase up to an additional 500,000 shares of our outstanding common shares if and when the opportunity arises. The increased authorization was effective immediately with no termination date. The program authorizes BofI to buy back common stock at its discretion, subject to market conditions. During the fiscal year ended June 30, 2015, no additional shares of BofI common stock were purchased under this program.

Net Settlement of Restricted Stock Awards. Effective November 2007, the stockholders of the Company approved an amendment to the 2004 Stock Incentive Plan, which among other changes permitted net settlement of restricted stock awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2015, there were 56,151 restricted stock award shares and 42,287 shares from exercised stock options which were retained by the Company and converted to cash at the average rate of $96.83 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards and stock option exercises during the fourth fiscal quarter ending June 30, 2015. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended June 30, 2015
April 1, 2015 to June 30, 2015	—	—	—	319,291
Stock Repurchases Balance at June 30, 2015	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Ending Balance at March 31, 2015	398,987
April 1, 2015 to June 30, 2015	75,673
Ending Balance at June 30, 2015	474,660
Total Treasury Shares at June 30, 2015	1,070,360

SALE OF UNREGISTERED SECURITIES
In October 2012, the Company sold an aggregate of 1,857 shares of its Series C Preferred Stock for a purchase price of $10,000 per share or an aggregate of $18.6 million before expenses of the offering. On April 24, 2013, the Company completed the mandatory conversion of the Company’s 1,857 shares of the Series C Preferred Stock into 608,840 shares of common stock, reflecting an approximate initial conversion price of $30.50 per share of our common stock, plus cash in lieu of fractional shares. The conversion of Series C Preferred Stock into common stock was conducted in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Sections 3(a)(9) and 4(2) thereof.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2015. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and units granted	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	304,372	$0.50	920,000
Equity compensation plans not approved by security holders	—	—	N/A
Total	304,372	$0.50	920,000

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Selected Balance Sheet Data:
Total assets	$5,823,719	$4,402,999	$3,090,771	$2,386,845	$1,940,087
Loans, net of allowance for loan losses	4,928,618	3,532,841	2,256,918	1,720,563	1,325,101
Loans held for sale, at fair value	25,430	20,575	36,665	38,469	20,110
Loans held for sale, at cost	77,891	114,796	40,326	40,712	—
Allowance for loan losses	28,327	18,373	14,182	9,636	7,419
Securities—trading	7,832	8,066	7,111	5,838	5,053
Securities—available-for-sale	163,361	214,778	185,607	164,159	145,671
Securities—held-to-maturity	225,555	247,729	275,691	313,032	370,626
Total deposits	4,451,917	3,041,536	2,091,999	1,615,088	1,340,325
Securities sold under agreements to repurchase	35,000	45,000	110,000	120,000	130,000
Advances from the FHLB	753,000	910,000	590,417	422,000	305,000
Junior subordinated debentures and other borrowings	5,155	5,155	5,155	5,155	7,655
Total stockholders’ equity	533,526	370,778	268,262	206,620	147,766
Selected Income Statement Data:
Interest and dividend income	$244,364	$172,878	$135,654	$115,733	$92,935
Interest expense	45,419	35,781	34,026	36,545	34,422
Net interest income	198,945	137,097	101,628	79,188	58,513
Provision for loan losses	11,200	5,350	7,550	8,063	5,800
Net interest income after provision for loan losses	187,745	131,747	94,078	71,125	52,713
Non-interest income (loss)	30,590	22,455	27,710	16,370	7,993
Non-interest expense	77,478	59,933	53,587	37,958	26,534
Income before income tax expense	140,857	94,269	68,201	49,537	34,172
Income tax expense	58,175	38,313	27,910	20,061	13,593
Net income	$82,682	$55,956	$40,291	$29,476	$20,579
Net income attributable to common stock	$82,373	$55,647	$39,456	$28,205	$20,270
Per Share Data:
Net income:
Basic	$5.39	$3.87	$3.00	$2.45	$1.88
Diluted	$5.37	$3.85	$2.89	$2.33	$1.87
Book value per common share	$34.05	$25.31	$19.16	$15.82	$13.67
Tangible book value per common share	$33.92	$25.27	$19.16	$15.82	$13.67
Weighted average number of common shares outstanding:
Basic	15,294,477	14,367,824	13,156,646	11,489,190	10,763,571
Diluted	15,351,091	14,442,692	13,819,412	12,488,555	10,857,470
Common shares outstanding at end of period	15,518,751	14,451,900	13,733,325	11,512,536	10,436,332
Performance Ratios and Other Data:
Loan originations for investment	$3,271,911	$2,297,976	$1,054,624	$732,826	$608,901
Loan originations for sale	$1,048,982	$741,494	$1,085,941	$664,622	$216,868
Loan purchases	$2,452	$95	$1,541	$—	$124,784
Return on average assets	1.61%	1.59%	1.46%	1.35%	1.26%
Return on average common stockholders’ equity	18.34%	17.89%	17.57%	16.95%	15.17%
Interest rate spread [1]	3.79%	3.81%	3.66%	3.55%	3.50%
Net interest margin [2]	3.92%	3.95%	3.79%	3.70%	3.67%
Efficiency ratio [3]	33.75%	37.56%	41.43%	39.72%	39.90%

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Capital Ratios:
Equity to assets at end of period	9.16%	8.42%	8.68%	8.66%	7.62%
Tier 1 leverage (core) capital to adjusted average assets [4]	9.25%	N/A	N/A	N/A	N/A
Tier 1 leverage (core) capital to adjusted tangible assets [4]	N/A	8.66%	8.63%	8.62%	7.99%
Common equity tier 1 capital (to risk-weighted assets) [4]	14.58%	N/A	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets) [4]	14.58%	14.42%	14.52%	13.69%	12.41%
Total capital (to risk-weighted assets) [4]	15.38%	15.11%	15.28%	14.32%	13.01%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.03%	0.04%	0.14%	0.35%	0.45%
Non-performing loans to total loans	0.62%	0.57%	0.80%	0.98%	0.72%
Non-performing assets to total assets	0.55%	0.46%	0.66%	0.77%	0.99%
Allowance for loan losses to total loans held for investment at end of period	0.57%	0.51%	0.62%	0.55%	0.56%
Allowance for loan losses to non-performing loans	91.88%	90.13%	77.48%	56.28%	77.18%
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
4 Reflects regulatory capital ratios of the Bank. Effective January 1, 2015, the new capital requirements change our tier 1 leverage ratio from using end of period adjusted tangible assets to using adjusted average assets for the quarter and add a common equity tier 1 capital ratio. See Capital Resources and requirements for detailed information.

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

OVERVIEW
BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with over $5.8 billion in assets that provides innovative banking and lending products and services to customers nationwide through scalable low cost distribution channels. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.

Net income for the fiscal year ended June 30, 2015 was $82.7 million compared to $56.0 million and $40.3 million for the fiscal years ended June 30, 2014 and 2013, respectively. Net income attributable to common stockholders for the fiscal year ended June 30, 2015 was $82.4 million, or $5.37 per diluted share compared to $55.6 million, or $3.85 per diluted share and $39.5 million, or $2.89 per diluted share for the years ended June 30, 2014 and 2013, respectively. Growth in our interest earning assets, particularly the loan portfolio, was the primary driver of the increase in our net income from fiscal 2013 to fiscal 2015. Net interest income increased $61.8 million for the year ended June 30, 2015 compared to the year ended June 30, 2014.

We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings (“adjusted earnings”), a non-GAAP financial measure, which we believe provides useful information about the Bank’s operating performance. Adjusted earnings, previously referred to as “core earnings,” for the fiscal years ended 2015, 2014, and 2013 were $82.9 million, $56.9 million, and $41.5 million, respectively.

Below is a reconciliation of net income to adjusted earnings:

	For the Fiscal Years Ended June 30,
(Dollars in thousands)	2015	2014	2013
Net Income	$82,682	$55,956	$40,291
Realized securities losses (gains)	(587)	(208)	(212)
FHLB one-time dividend	(1,662)	—	—
Unrealized securities losses	2,599	1,848	2,227
Tax provision	(145)	(666)	(825)
Adjusted earnings	$82,887	$56,930	$41,481

Net interest income for the year ended June 30, 2015 was $198.9 million compared to $137.1 million and $101.6 million for the years ended June 30, 2014 and 2013, respectively. The increase was due to growth in our loan portfolio and increasing net interest margin from fiscal years 2013 through 2015.

Provision for loan losses for the year ended June 30, 2015 was $11.2 million, compared to $5.4 million and $7.6 million for the years ended June 30, 2014 and 2013, respectively. The increase of $5.8 million for fiscal year 2015 is the result of additional provisions needed for growth in the loan portfolio.

Mortgage banking income was $15.3 million compared to $10.2 million and $23.0 million for the years ended June 30, 2015, 2014, and 2013. The increase was primarily due to an increased volume of Agency mortgage originations resulting from declines in the 30-year mortgage rates and increased refinance activity. Originations for sale were $1,049.0 million compared to $741.5 million and $1,085.9 million for the years ended June 30, 2015, 2014 and 2013, respectively.

Non-interest expense for the fiscal year ended June 30, 2015 was $77.5 million compared to $59.9 million and $53.6 million for the years ended June 30, 2014 and 2013 respectively. The increase was primarily due to an increase in the Bank’s staffing for lending, business banking and regulatory compliance. Our staffing rose to 467 full-time equivalents compared to 366 and 312 at June 30, 2015, 2014, and 2013, respectively.

Total assets were $5,823.7 million at June 30, 2015 compared to $4,403.0 million at June 30, 2014. Assets grew $1,420.7 million or 32.3% during the last fiscal year, primarily due to an increase in the origination of single family and multifamily mortgage loans and C&I loans. These loans were funded primarily with growth in deposits.

Our future performance will depend on many factors: changes in interest rates, competition for deposits and quality loans, the credit performance of our assets, regulatory actions, strategic transactions, and our ability to improve operating efficiencies. See “Item 1A. Risk Factors.”

MERGERS AND ACQUISITIONS

From time to time we undertake acquisitions or similar transactions consistent with the Bank’s operating and growth strategies. During the fiscal year ended June 30, 2014 and June 30, 2015, there were three transactions, which are discussed below.

Union Federal Deposit Acquisition
In September 2014, the Bank completed the acquisition of approximately $42 million in deposits consisting of individual checking, money market savings, and CD accounts from Union Federal Savings Bank (“Union”) and its parent company, The First Marblehead Corporation.

H&R Block Bank Deposit Acquisition
In April 2014, the Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with H&R Block Bank, a federal savings bank (“HRBB”), and its parent company Block Financial LLC. Block Financial LLC is a wholly-owned subsidiary of H&R Block, Inc.
Pursuant to the Agreement, the Bank agreed to purchase certain assets and assume certain liabilities of HRBB. The assumed liabilities at closing are projected to include approximately $450 million in customer deposits of HRBB and balances on prepaid cards, including HRBB’s Emerald Cards, gift cards and incentive cards. The amount is subject to change based on such factors as the timing of the closing. Substantially all of the assets transferred to the Bank will consist of cash equal to the face amount of deposits and other liabilities transferred to the Bank at closing. The Bank will also acquire a de-minimis amount of non-cash assets at zero cost. The Bank will not acquire the HRBB charter. Furthermore, the Bank will not acquire any other material assets nor assume other liabilities of HRBB and will not acquire any branches or employees as a part of this transaction.
Subsequent to the closing of the transactions contemplated by the Agreement, the Bank also intends to enter into a Program Management Agreement with Emerald Financial Services, LLC, a subsidiary of H&R Block, Inc., under which the Bank will provide H&R Block-branded financial services products through H&R Block’s retail and online channels. These products will include Emerald Prepaid MasterCard®, Refund Transfers, Emerald Advance® lines of credit, deposits, credit card and other products through H&R Block’s retail and digital channels.
In August 2015, the Bank announced it received regulatory approval from the OCC to proceed with the definitive purchase and assumption transaction. The transaction is subject to customary closing conditions and is scheduled to close no later than September 30, 2015.
Principal Bank Deposit Acquisition
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
Securities. Currently, we classify securities as either trading, available-for-sale or held-to-maturity. Trading securities are those securities for which we have elected fair value accounting. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair values by utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. To determine the performance of the underlying mortgage loan pools, we consider where appropriate borrower prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. We input for each security our projections of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate as well as the forecasted increase or decrease in the national home price appreciation (HPA) index. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted decrease or increase in the HPA index. To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, we separate the securities by the borrower characteristics in the underlying pool. For example, non-agency RMBS “Prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). Separate discount rates are calculated for Prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity.
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

USE OF NON-GAAP FINANCIAL MEASURES
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as non-GAAP securities adjusted earnings. Non-GAAP securities adjusted earnings exclude realized and unrealized gains and losses associated with our securities portfolios, net of tax. Excluding these gains and losses provides investors with an understanding of the Bank’s core lending and mortgage banking business performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as to their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of our business and performance, these non-GAAP measures should not be consider in isolation, or as a substitute for GAAP basis financial measures.

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

	For the Fiscal Years Ended June 30,
	2015			2014			2013
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans[2,3]	$4,388,336	$220,486	5.02%	$2,850,600	$147,664	5.18%	$2,157,974	$113,503	5.26%
Federal funds sold	—	—	—%	—	—	—%	17,017	30	0.18%
Interest-earning deposits in other financial institutions	204,176	511	0.25%	107,534	275	0.26%	23,632	47	0.20%
Mortgage-backed and other investment securities	432,948	18,165	4.20%	480,940	22,566	4.69%	462,946	21,588	4.66%
Stock of the FHLB, at cost	46,819	5,202	11.11%	32,115	2,373	7.39%	22,594	486	2.15%
Total interest-earning assets	5,072,279	244,364	4.82%	3,471,189	172,878	4.98%	2,684,163	135,654	5.05%
Non-interest-earning assets	68,039			58,953			70,896
Total assets	$5,140,318			$3,530,142			$2,755,059
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$2,862,295	$20,709	0.72%	$1,522,884	$10,723	0.70%	$826,797	$6,399	0.77%
Time deposits	790,661	14,024	1.77%	876,621	14,094	1.61%	1,065,669	16,469	1.55%
Securities sold under agreements to repurchase	36,562	1,633	4.47%	85,726	3,840	4.48%	114,247	5,068	4.44%
Advances from the FHLB	700,805	8,910	1.27%	576,307	6,981	1.21%	436,383	5,939	1.36%
Other borrowings	5,155	143	2.77%	5,155	143	2.77%	5,155	151	2.93%
Total interest-bearing liabilities	4,395,478	45,419	1.03%	3,066,693	35,781	1.17%	2,448,251	34,026	1.39%
Non-interest-bearing demand deposits	255,321			123,859			45,299
Other non-interest-bearing liabilities	35,219			23,549			18,681
Stockholders’ equity	454,300			316,041			242,828
Total liabilities and stockholders’ equity	$5,140,318			$3,530,142			$2,755,059
Net interest income		$198,945			$137,097			$101,628
Interest rate spread[4]			3.79%			3.81%			3.66%
Net interest margin[5]			3.92%			3.95%			3.79%
1 Average balances are obtained from daily data.
2 Loans include loans held for sale, loan premiums and unearned fees.
3 Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also includes $31.4 million as of June 30, 2015, $32.1 million as of June 30, 2014 and $32.8 million as of June 30, 2013 of Community Reinvestment Act loans which are taxed at a reduced rate.
4 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
5 Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our interest earning assets. Our net interest income is reduced by our estimate of loss provisions for our impaired loans. We also earn non-interest income primarily from mortgage banking activities, prepaid card fee income, prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of other loans and investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 366 full time employees at June 30, 2014 to 467 full time equivalent employees at June 30, 2015. We are subject to federal and state income taxes, and our effective tax rates were 41.30%, 40.64% and 40.92% for the fiscal years ended June 30, 2015, 2014, and 2013, respectively. Other factors that affect our results of operations include expenses relating to professional services, occupancy, data processing, advertising and other miscellaneous expenses.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2015 AND JUNE 30, 2014

Net Interest Income. Net interest income totaled $198.9 million for the fiscal year ended June 30, 2015 compared to $137.1 million for the fiscal year ended June 30, 2014. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume):

	Fiscal Year Ended June 30, 2015 vs 2014
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$79,655	$(4,561)	$(2,272)	$72,822
Interest-earning deposits in other financial institutions	251	(11)	(4)	236
Mortgage-backed and other investment securities	(2,251)	(2,357)	207	(4,401)
Stock of the FHLB, at cost	1,087	1,195	547	2,829
Total increase (decrease) in interest income	$78,742	$(5,734)	$(1,522)	$71,486
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$9,376	$305	$305	$9,986
Time deposits	(1,384)	1,403	(89)	(70)
Securities sold under agreements to repurchase	(2,203)	(9)	5	(2,207)
Advances from the FHLB	1,506	346	77	1,929
Other borrowings	—	—	—	—
Total increase (decrease) in interest expense	$7,295	$2,045	$298	$9,638
Interest Income. Interest income for the fiscal year ended June 30, 2015 totaled $244.4 million, an increase of $71.5 million, or 41.4%, compared to $172.9 million in interest income for the fiscal year ended June 30, 2014 primarily due to growth of interest-earning assets. Average interest-earning assets for the fiscal year ended June 30, 2015 increased by $1,601.1 million compared to the fiscal year ended June 30, 2014 primarily due to the origination of loans for investment, which increased $973.9 million during the year ended June 30, 2015 compared to 2014. For the fiscal year ended June 30, 2015, the growth in average balances contributed additional interest income of $78.7 million, which was partially offset by a net $5.7 million decrease in interest income due to the decrease in average rate. The average yield earned on our interest-earning assets decreased to 4.82% for the fiscal year ended June 30, 2015, down from 4.98% for the same period in 2014. During fiscal 2015, our new portfolio loans were added at market rates, which were below the average of our portfolio.
Interest Expense. Interest expense totaled $45.4 million for the fiscal year ended June 30, 2015, an increase of $9.6 million, compared to $35.8 million in interest expense during the fiscal year ended June 30, 2014. Average interest-bearing liabilities for the fiscal year ended June 30, 2015 increased $1,328.8 million compared to the same period in 2014, due primarily to increased demand and savings accounts and advances from the FHLB. The average interest-bearing balances of demand and savings increased $1,339.4 million and the average interest-bearing balances of advances from the FHLB increased $124.5 million. The average rate paid on all of our interest-bearing liabilities decreased to 1.03% for the fiscal year ended June 30, 2015 from 1.17% for the fiscal year ended June 30, 2014. The maturity of higher-rate term deposits, the reductions in securities sold under agreements to repurchase and the addition of lower rate demand and savings deposits were the primary reasons for the decrease in average rate paid year over year. Additionally, during fiscal 2015, we increased our non-interest paying deposit accounts.
Provision for Loan Losses. Provision for loan losses was $11.2 million for the fiscal year ended June 30, 2015 and $5.4 million for fiscal 2014. The provisions are made to maintain our allowance for loan losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.
See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2015	2014
Realized gain on securities:
Sale of mortgage-backed securities	$587	$208
Total realized gain on securities	587	208
Unrealized loss on securities:
Total impairment losses	(6,805)	(2,359)
(Gain) loss recognized in other comprehensive loss	4,440	(443)
Net impairment loss recognized in earnings	(2,365)	(2,802)
Fair value (gain) loss on trading securities	(234)	954
Total unrealized loss on securities	(2,599)	(1,848)
Prepayment penalty fee income	4,695	2,687
Gain on sale – other	5,793	6,658
Mortgage banking income	15,264	10,170
Banking service fees and other income	6,850	4,580
Total non-interest income	$30,590	$22,455
Non-interest income totaled $30.6 million for the fiscal year ended June 30, 2015 compared to non-interest income of $22.5 million for fiscal 2014. The increase was primarily the result of an increase in mortgage banking income of $5.1 million, a $2.3 million increase in banking service fees and a $2.0 million increase in prepayment penalty fee income all partially offset by a decrease of $0.9 million from other gains on sales and an increase of $0.8 million in securities losses. The increase in mortgage banking of $5.1 million income was primarily due to an increased volume of Agency mortgage originations resulting from declines in the 30-year mortgage rates and increased refinance activity. Banking service fees and other income includes deposit and certain C&I loan fees as well as fee income from prepaid card sponsors.
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

Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2015	2014
Salaries and related costs	$43,819	$32,240
Professional services	4,122	5,421
Occupancy and equipment	3,091	2,324
Data processing and internet	6,632	5,373
Advertising and promotional	6,060	3,724
Depreciation and amortization	3,273	2,874
Real estate owned and repossessed vehicles	(120)	(149)
FDIC and regulator fees	3,434	2,343
Other general and administrative	7,167	5,783
Total non-interest expenses	$77,478	$59,933
Non-interest expense totaled $77.5 million for the fiscal year ended June 30, 2015, an increase of $17.5 million compared to fiscal 2014. Salaries and related costs increased $11.6 million, or 35.9%, in fiscal 2015 due to increased staffing levels to support growth in the Bank’s staffing for lending, business banking and regulatory compliance. Our staff increased to 467 from 366 or 27.6% between fiscal 2015 and 2014.
Professional services, which include accounting and legal fees, decreased $1.3 million in fiscal 2015 compared to 2014. The decrease in professional services was primarily due to reduced legal expenses and increased insurance reimbursement.
Advertising and promotion expense increased $2.3 million, primarily due to additional lead generation costs.
Data processing and internet expense increased $1.3 million, primarily due to growth in the number of customer accounts and enhancements to the Bank’s core processing system.
Occupancy and equipment expense increased $0.8 million, in order to support increased production and office space for additional employees.
Other expense categories such as FDIC and regulator fees increased by $1.1 million in fiscal 2015 compared to fiscal 2014, due to increased deposit balances. Other general and administrative costs increased $1.4 million in fiscal 2015 primarily related to costs supporting loan production.
Income Tax Expense. Income tax expense was $58.2 million for the fiscal year ended June 30, 2015 compared to $38.3 million for fiscal 2014. Our effective tax rates were 41.30% and 40.64% for the fiscal year ended June 30, 2015 and 2014, respectively. The changes in the tax rates are the result of changes in state tax allocations and the expiration of a California state enterprise zone tax credit at December 31, 2013.

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

	Fiscal Year Ended June 30, 2014 vs 2013
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$36,432	$(1,726)	$(545)	$34,161
Federal funds sold	(31)	(31)	31	(31)
Interest-earning deposits in other financial institutions	168	14	46	228
Mortgage-backed and other investment securities	839	139	—	978
Stock of the FHLB, at cost	205	1,184	499	1,888
Total increase/(decrease) in interest income	$37,613	$(420)	$31	$37,224
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$5,360	$(579)	$(457)	$4,324
Time deposits	(2,930)	639	(84)	(2,375)
Securities sold under agreements to repurchase	(1,266)	46	(8)	(1,228)
Advances from the FHLB	1,903	(655)	(206)	1,042
Other borrowings	—	(8)	—	(8)
Total increase/(decrease) in interest expense	$3,067	$(557)	$(755)	$1,755
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

See “Asset Quality and Allowance for Loan Loss” for discussion of our allowance for loan loss and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2014	2013
Realized gain on securities:
Sale of mortgage-backed securities	$208	$212
Total realized gain on securities	208	212
Unrealized loss on securities:
Total impairment losses	(2,359)	(8,080)
Loss recognized in other comprehensive loss	(443)	4,579
Net impairment loss recognized in earnings	(2,802)	(3,501)
Fair value gain (loss) on trading securities	954	1,274
Total unrealized loss on securities	(1,848)	(2,227)
Prepayment penalty fee income	2,687	1,742
Gain on sale-other	6,658	1,130
Mortgage banking income	10,170	22,953
Banking service fees and other income	4,580	3,900
Total non-interest income	$22,455	$27,710
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

Data processing and internet expense increased $2.6 million, primarily due to growth in the number of customer accounts and costs for special enhancements to the Bank’s core processing system.
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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2015 AND JUNE 30, 2014

Our total assets increased $1,420.7 million, or 32.3%, to $5,823.7 million, as of June 30, 2015, up from $4,403.0 million at June 30, 2014. The loan portfolio increased a net $1,395.8 million, primarily from portfolio loan originations of $3,271.9 million less principal repayments of $1,847.7 million. Loans held for sale decreased $32.1 million from June 30, 2014 to June 30, 2015. Total liabilities increased by $1,258.0 million or 31.2%, to $5,290.2 million at June 30, 2015, up from $4,032.2 million at June 30, 2014. The increase in total liabilities resulted primarily from growth in demand and savings deposits of $1,408.1 million partially offset by a decrease in FHLB borrowings of $157.0 million.
Stockholders’ equity increased by $162.7 million, or 43.9%, to $533.5 million at June 30, 2015, up from $370.8 million at June 30, 2014. The increase was the result of $82.7 million in net income for the fiscal year, sale of common stock of $76.0 million, vesting and issuance of RSUs and exercise of stock options of $3.4 million and $1.0 million unrealized gain in other comprehensive income less $0.3 million in dividends declared on preferred stock.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSS

Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following:

	At June 30,
(Dollars in thousands)	2015	2014	2013	2012	2011
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$22,842	$12,396	$11,353	$10,099	$6,586
Home equity	9	168	37	102	157
Warehouse and other	—	—	—	—	—
Multifamily real estate secured	5,399	4,302	2,882	5,757	2,744
Commercial real estate secured	2,128	2,985	3,559	425	—
Total non-accrual loans secured by real estate	30,378	19,851	17,831	16,383	9,487
Auto and recreational vehicle secured	453	534	472	739	125
Factoring	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—
Other	—	—	—	—	—
Total non-performing loans	30,831	20,385	18,303	17,122	9,612
Foreclosed real estate	1,225	—	1,865	457	7,678
Repossessed vehicles	15	75	141	700	1,926
Total non-performing assets	$32,071	$20,460	$20,309	$18,279	$19,216
Total non-performing loans as a percentage of total loans	0.62%	0.57%	0.80%	0.98%	0.72%
Total non-performing assets as a percentage of total assets	0.55%	0.46%	0.66%	0.77%	0.99%
Our non-performing assets increased $11.6 million to $32.1 million at June 30, 2015 compared to $20.5 million at June 30, 2014. The increase in non-performing assets during the fiscal year ended June 30, 2015 was comprised of an increase in non-performing loans of $10.4 million accompanied by an increase in foreclosed real estate of $1.2 million. The increase in non-performing assets during the fiscal year ended June 30, 2014 was comprised of an increase in non-performing loans of $2.1 million partially offset by a decrease in foreclosed real estate of $1.9 million.
Approximately 16.08% of our non-performing loans at June 30, 2015 were considered TDRs, compared to 19.60% at June 30, 2014. Borrowers making timely payments after a troubled debt restructuring are considered non-performing for at least six months. Generally, after six months of timely payments, troubled debt restructured loans are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 74.09% of the Bank’s non-performing loans are single family first mortgages already written down in aggregate to 58.10% of the original appraisal value of the underlying properties. Previously, these loans had experienced longer delays completing the foreclosure process due to the servicing practices of one of our seller servicers.
At June 30, 2015, our $22.8 million in single family non-performing loans represents 37 loans in 15 states ranging in amount from $33,000 to $6.3 million. At June 30, 2014, our $12.4 million in single family non-performing loans represents 36 loans in 17 states ranging in amount from $38,000 to $1.4 million. The Bank has already taken impairment charge-offs of $2.2 million on the non-performing single family loans at June 30, 2015. At June 30, 2015, our $5.4 million in multifamily non-performing loans represents seven loans in six states with impairment charge-offs taken in the amount of $0.5 million. At June 30, 2014 the $4.3 million of non-performing multifamily loans represented five loans in four states, with impairment charge-offs taken in the amount of $0.5 million. At June 30, 2015, our $2.1 million in commercial non-performing loans represents three loans in three states with impairment charge-offs taken in the amount of $1.4 million. At June 30, 2014, our $3.0 million in commercial non-performing loans represented three loans in three states with impairment charge-offs taken in the amount of $1.2 million.
The $453,000 in non-performing recreational vehicle (“RV”) and automobile loans represents 39 RVs ranging in amount from $47 to $92,000 at June 30, 2015. The $534,000 in non-performing RV and automobile loans represented 54 RVs ranging in amount from $1,000 to $69,000 at June 30, 2014. Foreclosed real estate of $1.2 million at June 30, 2015 represents one single family home and one multifamily property. There was no foreclosed real estate at June 30, 2014. All foreclosed real estate is measured at the lower of carrying value or fair value less costs to sell. Repossessed vehicles of $15,000 includes four RVs with fair values ranging in amount from $500 to $7,000 at June 30, 2015, compared to $75,000 at June 30, 2014, which includes 14 RVs with fair values ranging in amount from $1,000 to $14,000. Impaired loans are generally adjusted through charge-offs against the allowance for loan losses.

We have experienced growth in our non-performing single family mortgage loans over the last four years; however, we believe that the write-downs taken as of June 30, 2015 on these non-performing loans and the low average LTVs on the balance of our single family mortgage real estate loans in our portfolio make our future risk of loss better than other banks with significant exposure to real estate loans. If average nationwide residential housing values decline or if nationwide unemployment increases, we are likely to experience growth in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.
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
The allowance for loan losses for the RV and auto loan portfolio at June 30, 2015 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $12,687 (dollars in thousands) of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $2,882; 715 – 769: $4,408; 700 – 714: $1,150; 660 – 699: $2,323 and less than 660: $1,924.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value (“LTV”) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2015, the LTV groupings for each significant mortgage class were as follows (dollars in thousands):
The Company had $2,957,736 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,606,203; 61% – 70%: $1,111,742; 71% – 80%: $239,584; and greater than 80%: $207.
The Company had $1,180,132 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $533,292; 56% – 65%: $367,910; 66% – 75%: $263,766; 76% – 80%: $15,164 and greater than 80%: $0. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company.

Based on historical performance, the Company concluded that multifamily loans originated by the Bank require lower estimated loss rates than multifamily loans purchased. In fiscal years 2002 through 2004 the Company originated $137 million of primarily 30-year multifamily mortgage loans using the same basic underwriting criteria and accounting for 20%, 25% and 19% of the total average balance of the loan portfolio for fiscal year 2004, 2003 and 2002, respectively. The Company intentionally slowed its multifamily and single family origination volume in 2005 through 2009 based upon the overall loosening of credit standards by competitors and the economic downturn. Since 2009, the economy has stabilized and competitive underwriting standards have strengthened allowing the Company to resume its originations. Since 2010, our weighted average of multifamily loans is equal to 32.5% of the total loan portfolio. For these reasons, the Company believes that its historical underwriting experience originating multifamily loans allows the Company to use its historical loss rate as a reasonable indicator of risk. The historic loss or quantitative component of the Company’s general loan loss allowance is supplemented with a qualitative factor including a volume-based adjustment. At June 30, 2015 and June 30, 2014, all of the qualitative components of the general loan loss allowance for multifamily loans accounted for 74% and 76% of the total multifamily allowance, respectively.
The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Credit Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2015, the Company had $700.3 million of interest only loans and $4.0 million of option ARM mortgage loans. Through June 30, 2015, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
The Company had $59,275 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $22,111; 51% – 60%: $24,975; 61% – 70%: $12,189; 71% – 80%: $0 and greater than 80%: $0.
The Company’s commercial secured portfolio consists of business loans well-collateralized by real estate. The Company’s other portfolio consists of receivables factoring for businesses and consumers. The Company allocates its allowance for loan losses for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.
We believe the weighted average LTV percentage at June 30, 2015 of 56.15% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and is expected to continue to result in the future, in lower average mortgage loan charge-offs when compared to the real estate loan portfolios of other comparable banks.

The following table sets forth the changes in our allowance for loan losses, by portfolio class for the dates indicated:

	Single Family Real Estate Secured:
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and Other	Multi-family Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2010	$1,721	$205	$—	$1,860	$213	$1,859	$29	$—	$6	$5,893	0.75%
Provision for loan losses	1,688	40	7	1,179	(46)	2,897	3	10	22	5,800
Charge-offs	(1,132)	(87)	—	(713)	—	(2,315)	—	—	(27)	(4,274)
Balance at June 30, 2011	2,277	158	7	2,326	167	2,441	32	10	1	7,419	0.56%
Provision for loan losses	3,775	409	101	1,871	325	1,432	54	92	4	8,063
Charge-offs	(2,028)	(375)	—	(1,469)	(94)	(1,714)	—	—	(2)	(5,682)
Transfers to held for sale	(43)	—	—	(170)	—	—	—	—	—	(213)
Recoveries	49	—	—	—	—	—	—	—	—	49
Balance at June 30, 2012	4,030	192	108	2,558	398	2,159	86	102	3	9,636	0.55%
Provision for loan losses	1,469	229	1,142	858	1,958	131	115	1,521	127	7,550
Charge-offs	(730)	(257)	—	(420)	(1,496)	(867)	—	—	(137)	(3,907)
Recoveries	43	19	—	190	518	113	—	—	20	903
Balance at June 30, 2013	4,812	183	1,250	3,186	1,378	1,536	201	1,623	13	14,182	0.62%
Provision for loan losses	3,214	3	9	708	12	(142)	78	1,425	43	5,350
Charge-offs	(125)	(98)	—	(359)	(355)	(620)	—	—	(34)	(1,591)
Recoveries	58	46	—	250	—	38	—	—	40	432
Balance at June 30, 2014	7,959	134	1,259	3,785	1,035	812	279	3,048	62	18,373	0.51%
Provision for loan losses	6,305	(1)	620	922	224	288	13	2,834	(5)	11,200
Charge-offs	(747)	(43)	—	(344)	(156)	(271)	—	—	—	(1,561)
Recoveries	147	32	—	—	—	124	—	—	12	315
Balance at June 30, 2015	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327	0.57%
At June 30, 2015, the entire allowance for loan losses for each portfolio class was calculated as a contingent impairment (ASC 450, Contingencies for Gain and Loss). When specific loan impairment analysis is performed under ASC 310-10, the impairment is either recorded as a charge-off to the loan loss allowance or, if such loan is a TDR, the impairment is recorded as a specific loan loss allowance.

The following table sets forth our allowance for loan losses by portfolio class:

	At June 30,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
Single family real estate secured:
Mortgage	$13,664	59.6%	$7,959	53.4%	$4,812	46.5%	$4,030	46.5%	$2,277	38.7%
Home equity	122	0.1%	134	0.4%	183	1.0%	192	1.7%	158	2.7%
Warehouse & Other	1,879	7.7%	1,259	10.3%	1,250	8.9%	108	3.5%	7	0.2%
Multifamily real estate secured	4,363	23.7%	3,785	27.2%	3,186	33.4%	2,558	39.5%	2,326	48.4%
Commercial real estate secured	1,103	1.2%	1,035	0.7%	1,378	1.3%	398	2.0%	167	2.8%
Auto & RV secured	953	0.3%	812	0.4%	1,536	0.8%	2,159	1.4%	2,441	2.4%
Factoring	292	2.4%	279	3.3%	201	4.7%	86	2.8%	32	2.0%
Commercial & Industrial	5,882	5.0%	3,048	4.2%	1,623	3.4%	102	2.6%	10	2.8%
Other	69	—%	62	0.1%	13	—%	3	—%	1	—%
Total	$28,327	100.0%	$18,373	100.0%	$14,182	100.0%	$9,636	100.0%	$7,419	100.0%
The Company’s allowance for loan losses increased $10.0 million or 54.2% from June 30, 2014 to June 30, 2015. As a percentage of the outstanding loan balance the Company’s loan loss allowance was 0.57% at June 30, 2015 and 0.51% at June 30, 2014. Provisions for loan loss were $11.2 million for fiscal 2015 and $5.4 million for fiscal 2014. The Company’s loan loss provisions for fiscal 2015 compared to 2014 increased by $5.9 million as a result of loan portfolio growth partially offset by lower charge-offs.
Charge-offs, net of recoveries, for fiscal 2015 increased $0.5 million, increased $0.2 million and decreased $0.2 million for single family mortgage, multifamily and commercial real estate secured loans, respectively. Charge-offs, net of recoveries, for the Auto & RV portfolio decreased $0.4 million for fiscal 2015. For fiscal 2014 charge-offs, net of recoveries, decreased $0.6 million, $0.1 million and $0.6 million for single family mortgage, multifamily and commercial real estate secured loans, respectively. Charge-offs, net of recoveries, attributed to the Auto & RV portfolio decreased $0.2 million, for fiscal 2014.
Between June 30, 2014 and 2015, the Bank’s total allowance for loan losses as a proportion of the loan portfolio increased 6 basis points primarily due to the increase in the single family and C&I loan portfolios.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have two credit agreements. BofI Federal Bank can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2015, we had a total borrowing availability of approximately $1,584.7 million which reflects a fully collateralized position. The Bank can also borrow from the discount window at the FRB. FRB borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2015, we had a total borrowing capacity of approximately $8.7 million, all of which was available for use. At June 30, 2015, we also had $35.0 million in unsecured fed funds purchase lines with two major banks under which there were no borrowings outstanding.
In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.
On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, which was 2.68% at June 30, 2015, with interest paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.
In March 2012, we filed a shelf registration with the SEC which had a 3-year term and allowed us to raise capital up to $250.0 million through the sale of debt securities, common stock, preferred stock and warrants. In February 2015, we filed a post-effective amendment to deregister all securities unsold under the March 2012 shelf registration and subsequently, we filed a new shelf registration with the SEC which allows us to raise capital up to $350.0 million through the sale of debt securities, common stock, preferred stock and warrants.

AT-THE-MARKET OFFERINGS

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
As of January 31, 2015, the total gross sales were $50.0 million and this offering was concluded.
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

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
FBR Capital Markets & Co.	February 2015	$90.71	10,000	$884	$23
FBR Capital Markets & Co.	March 2015	$93.50	129,632	$11,818	$303
FBR Capital Markets & Co.	April 2015	$92.41	66,272	$5,971	$153
FBR Capital Markets & Co.	May 2015	$94.77	30,700	$2,843	$73
FBR Capital Markets & Co.	June 2015	$98.77	62,898	$6,060	$155
As of June 30, 2015, the total gross sales were $28.3 million and the remaining amount of common stock we have available under the 2015 ATM offering to sell was $21.7 million.
Off-Balance Sheet Commitments. At June 30, 2015, we had commitments to originate loans with an aggregate outstanding principal balance of $212.0 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $88.6 million, and no commitments to purchase loans, investment securities or any other unused lines of credit.
Contractual Obligations. The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of June 30, 2015 totaled $374.0 million. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt, time deposits, and operating leases by payment date:

	At June 30, 2015
	Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1,2]	$839,727	$333,975	$177,660	$199,292	$128,800
Time deposits[2]	861,803	386,620	129,395	92,260	253,528
Operating lease obligations[3]	17,433	2,673	6,946	7,814	—
Total	$1,718,963	$723,268	$314,001	$299,366	$382,328
1 Long-term debt includes advances from the FHLB and borrowings under repurchase agreements.
2 Amounts include principal and interest due to recipient.
3 Payments are for the lease of real property.
Capital Requirements. Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for June 30, 2015, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Prior to January 1, 2015, our Bank was subject to capital requirements under Basel I and there were no capital requirements for our Company. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2015, our Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2015, our Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2015 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank’s capital amounts, capital ratios and requirements were as follows:

	At June 30, 2015
	Actual		For Capital Adequacy Purposes		To be “well-capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted average assets:	$522,891	9.25%	$226,168	4.00%	$282,710	5.00%
Common equity tier 1 capital (to risk-weighted assets):	$522,891	14.58%	$161,332	4.50%	$233,035	6.50%
Tier 1 capital (to risk-weighted assets):	$522,891	14.58%	$215,109	6.00%	$286,812	8.00%
Total capital (to risk-weighted assets):	$551,218	15.38%	$286,812	8.00%	$358,515	10.00%

     The Company’s capital amounts, capital ratios and capital requirements were as follows:

	At June 30, 2015
	Actual		For Capital Adequacy Purposes		To be “well-capitalized” Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (core) capital to adjusted average assets:	$542,924	9.59%	$226,404	4.00%	$283,005	5.00%
Common equity tier 1 capital (to risk-weighted assets):	$537,861	14.98%	$161,614	4.50%	$233,443	6.50%
Tier 1 capital (to risk-weighted assets):	$542,924	15.12%	$215,486	6.00%	$287,315	8.00%
Total capital (to risk-weighted assets):	$571,251	15.91%	$287,315	8.00%	$359,143	10.00%
Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, the Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. If the capital conservation buffer were in effect at June 30, 2015, the Company and Bank would exceed the requirement.

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
We are exposed to different types of interest rate risk. These risks include lag, repricing, basis, prepayment and lifetime cap risk, each of which is described in further detail below:
Lag/Repricing Risk. Lag risk results from the inherent timing difference between the repricing of our adjustable rate assets and our liabilities. Repricing risk is caused by the mismatch of repricing methods between interest-earning assets and interest-bearing liabilities. Lag/repricing risk can produce short-term volatility in our net interest income during periods of interest rate movements even though the effect of this lag generally balances out over time. One example of lag risk is the repricing of assets indexed to the monthly treasury average (“MTA”). The MTA index is based on a moving average of rates outstanding during the previous 12 months. A sharp movement in interest rates in a month will not be fully reflected in the index for 12 months resulting in a lag in the repricing of our loans and securities based on this index. We expect more of our interest-earning liabilities will mature or reprice within one year than will our interest-bearing assets, resulting in a one year negative interest rate sensitivity gap (the difference between our interest rate sensitive assets maturing or repricing within one year and our interest rate sensitive liabilities maturing or repricing within one year, expressed as a percentage of total interest-earning assets). In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in its yield on assets relative to its cost on liabilities, and thus an increase in its net interest income.
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

Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate loans at June 30, 2015 had lifetime rate caps that were 503 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
The principal objective of our asset/liability management is to manage the sensitivity of Market Value of Equity (“MVE”) to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by our board of directors. Our board of directors has delegated the responsibility to oversee the administration of these policies to the asset/liability committee (“ALCO”). The interest rate risk strategy currently deployed by ALCO is to primarily use “natural” balance sheet hedging. ALCO makes precise adjustments to the overall MVE sensitivity by recommending investment and borrowing strategies. The management team then executes the recommended strategy by increasing or decreasing the duration of the investments and borrowings, resulting in the appropriate level of market risk the board wants to maintain. Other examples of ALCO policies designed to reduce our interest rate risk include limiting the premiums paid to purchase mortgage loans or mortgage-backed securities. This policy addresses mortgage prepayment risk by capping the yield loss from an unexpected high level of mortgage loan prepayments. At least once a quarter, ALCO members report to our board of directors the status of our interest rate risk profile.
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

The following table sets forth the interest rate sensitivity of our assets and liabilities:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2015
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$222,874	$—	$—	$—	$222,874
Mortgage-backed and other investment securities[1]	299,456	8,589	50,273	38,430	396,748
Stock of the FHLB, at cost	66,270		—	—	66,270
Loans, net of allowance for loan loss[2]	1,055,041	529,560	3,245,984	98,033	4,928,618
Loans held for sale	103,321	—	—	—	103,321
Total interest-earning assets	1,746,962	538,149	3,296,257	136,463	5,717,831
Non-interest-earning assets	—	—	—	—	105,888
Total assets	$1,746,962	$538,149	$3,296,257	$136,463	$5,823,719
Interest-bearing liabilities:
Interest-bearing deposits[3]	$568,958	$2,785,151	$456,335	$332,134	$4,142,578
Securities sold under agreements to repurchase[4]	—	—	35,000	—	35,000
Advances from the FHLB	298,000	25,000	315,000	115,000	753,000
Other borrowings	5,155		—	—	5,155
Total interest-bearing liabilities	872,113	2,810,151	806,335	447,134	4,935,733
Other non-interest-bearing liabilities	—	—	—	—	354,460
Stockholders’ equity	—	—	—	—	533,526
Total liabilities and equity	$872,113	$2,810,151	$806,335	$447,134	$5,823,719
Net interest rate sensitivity gap	$874,849	$(2,272,002)	$2,489,922	$(310,671)	$782,098
Cumulative gap	$874,849	$(1,397,153)	$1,092,769	$782,098	$782,098
Net interest rate sensitivity gap—as a % of interest-earning assets	15.30%	(39.74)%	43.55%	(5.43)%	13.68%
Cumulative gap—as a % of cumulative interest-earning assets	15.30%	(24.44)%	19.11%	13.68%	13.68%
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
Our net interest margin for the fiscal year ended June 30, 2015 decreased to 3.92% compared to 3.95% for the fiscal year ended June 30, 2014. During the fiscal year ended June 30, 2015, interest income earned on loans and on mortgage backed securities was influenced by the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by a Fed Funds rate that was maintained at a reduced level.

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2015
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$219,435	1.36%	$204,513	(3.80)%
Base	$216,493	—%	$212,590	—%
Down 200 basis points	$208,348	(3.76)%	$198,386	(6.68)%
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
The following table indicates the sensitivity of MVE to the interest rate movement as described above:

	As of June 30, 2015
(Dollars in thousands)	Market Value of Equity	Percentage Change from Base	MVE as a Percentage of Assets
Up 300 basis points	$479,329	(27.80)%	8.82%
Up 200 basis points	$554,173	(16.53)%	9.91%
Up 100 basis points	$619,412	(6.70)%	10.78%
Base	$663,895	—%	11.27%
Down 100 basis points	$675,484	1.75%	11.23%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following financial statements are filed as a part of this report beginning on page F – 1:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 version). Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2015 is effective.
BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2015, as stated in their report dated August 26, 2015.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
BofI Holding, Inc.
San Diego, CA
We have audited BofI Holding, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BofI Holding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, BofI Holding, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BofI Holding, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended and our report dated expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Diego, California

August 26, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2015 (the “Proxy Statement”).

The information with respect to our audit committee and our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Committees of the Board of Directors” in the Proxy Statement. The information with respect to our Code of Ethics is incorporated herein by reference to the information contained in the section captioned “Corporate Governance—Code of Business Conduct” in the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to the information contained in the sections captioned “Related Transactions And Other Matters” and “Corporate Governance—Board of Directors Composition and Independence” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the information contained in the section captioned “Independent Public Accountants” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
3.2	By-laws	Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.
4.1	Certificate of Designation-Series A – 6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
4.2	Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 2, 2011.
4.3	Certificate of Amendment to Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.2 to the Current Report on Form 8-K filed on September 7, 2011.
4.4	Certificate of Amendment to Certificate of Designations-6.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.2 to the Current Report on Form 8-K filed on November 8, 2011.
4.5	Certificate of Designations-6.0% Series C Non-Cumulative Perpetual Convertible Preferred Stock.	Exhibit 3.1 to the Current Report on Form 8-K filed on October 17, 2012.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.5*	First Amended Employment Agreement, dated April 22, 2010, between Bank of Internet USA and Andrew J. Micheletti.	Exhibit 99.1 to the Current Report on Form 8-K filed on April 28, 2010.
10.6	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.7*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.

Exhibit Number	Description	Incorporated By Reference to
10.8	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.9	BofI Holding, Inc. 2014 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement on Schedule 14A, filed on September 8, 2014.
10.10	Equity Distribution Agreement dated July 21, 2014, between the Company and the Distribution Agents named therein	Exhibit 1.1 to the Current Report on Form 8-K filed on July 22, 2014.
10.11	Equity Distribution Agreement dated February 23, 2015, between the Company and the Distribution Agents named therein	Exhibit 1.1 to the Current Report on Form 8-K filed on February 24, 2015.
10.12*	Description of Amendment to Employment Letter between Eshel Bar-Adon and BofI Federal Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.13*	Description of Amendment to Employment Letter between Adriaan van Zyl and BofI Federal Bank	Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.14*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.14.1*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibits 99.1 and 99.2 to the Current Report on Form 8-K filed on January 15, 2015.
10.15	Purchase and Assumption Agreement, dated April 10, 2014, by and among BofI Federal Bank, H&R Block Bank, and Block Financial LLC
Exhibits 10.1 (Purchase and Assumption Agreement), 10.2 (Form of Program Management Agreement), 10.3 (Form of Receivables Participation Agreement) and 10.4 (Form of Guaranty Agreement) to Form 8-K filed by H&R Block, Inc. on April 10, 2014. ***

10.15.1	Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective October 23, 2014	Exhibit 10.1 (Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective October 23, 2014) to Form 8-K filed by H&R Block, Inc. on October 23, 2014.
10.15.2	Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective February 12, 2015	Exhibit 10.1 (Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective February 12, 2015) to Form 8-K filed by H&R Block, Inc. on February 13, 2015.
10.15.3	Amended and Restated Purchase and Assumption Agreement, dated August 5, 2015, by and among BofI Federal Bank, H&R Block Bank, and Block Financial LLC	Exhibits 10.1 (Amended and Restated Purchase and Assumption Agreement), 10.2 (Revised Form of Program Management Agreement) to Form 8-K filed by H&R Block, Inc. on August 5, 2015. ***
10.16	Description of Amendment to Employment Letter between Thomas Constantine and BofI Federal Bank	Filed herewith.
21.1	Subsidiaries of the Company consist of Bank of Internet USA (federal charter) and BofI Trust I (Delaware charter)	Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.	Signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
**101.INS	XBRL Instance Document	Filed herewith.
**101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
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
*** The schedules to Exhibit 10.15 and 10.15.3 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request copies of any omitted schedule. A list of the omitted schedules and exhibits is set forth in Exhibit 10.15 on the final page of the exhibit, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date:	August 26, 2015	By:	/s/ Gregory Garrabrants
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of August 26, 2015 in the capacities indicated:

Signature	Title

/s/ Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), Director
Gregory Garrabrants

/s/ Andrew J. Micheletti	Chief Financial Officer (Principal Financial Officer)
Andrew J. Micheletti

/s/ Derrick K. Walsh	Chief Accounting Officer (Principal Accounting Officer)
Derrick K. Walsh

/s/ Theodore C. Allrich	Chairman
Theodore C. Allrich

/s/ Nicholas A. Mosich	Vice Chairman
Nicholas A. Mosich

/s/ James S. Argalas	Director
James S. Argalas

/s/ Gary Burke	Director
Gary Burke

/s/ James Court	Director
James Court

/s/ Paul Grinberg	Director
Paul Grinberg

/s/ Edward J. Ratinoff	Director
Edward J. Ratinoff

/s/ Uzair Dada	Director
Uzair Dada

BOFI HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BofI Holding, Inc.
San Diego, CA
We have audited the accompanying consolidated balance sheets of BofI Holding, Inc. as of June 30, 2015 and 2014 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BofI Holding, Inc. at June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BofI Holding, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 26, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Diego, California

August 26, 2015

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par and stated value)	2015	2014
ASSETS
Cash and due from banks	$222,774	$155,484
Federal funds sold	100	100
Total cash and cash equivalents	222,874	155,584
Securities:
Trading	7,832	8,066
Available for sale	163,361	214,778
Held to maturity—fair value of $228,323 at June 2015 and $243,966 at June 2014	225,555	247,729
Stock of the Federal Home Loan Bank, at cost	66,270	42,770
Loans held for sale, carried at fair value	25,430	20,575
Loans held for sale, carried at lower of cost or fair value	77,891	114,796
Loans—net of allowance for loan losses of $28,327 as of June 2015 and $18,373 as of June 2014	4,928,618	3,532,841
Accrued interest receivable	20,268	13,863
Furniture, equipment and software—net	8,551	6,707
Deferred income tax	32,955	25,245
Cash surrender value of life insurance	5,806	5,625
Mortgage servicing rights, carried at fair value	2,098	562
Other real estate owned and repossessed vehicles	1,240	75
Other assets	34,970	13,783
TOTAL ASSETS	$5,823,719	$4,402,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$309,339	$186,786
Interest bearing	4,142,578	2,854,750
Total deposits	4,451,917	3,041,536
Securities sold under agreements to repurchase	35,000	45,000
Advances from the Federal Home Loan Bank	753,000	910,000
Subordinated debentures	5,155	5,155
Accrued interest payable	1,266	1,350
Accounts payable and accrued liabilities and other liabilities	43,855	29,180
Total liabilities	5,290,193	4,032,221
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A— $10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of June 2015 and June 2014	5,063	5,063
Common stock—$0.01 par value; 50,000,000 shares authorized, 16,589,111 shares issued and 15,518,751 shares outstanding as of June 2015, 15,423,822 shares issued and 14,451,900 shares outstanding as of June 2014	166	154
Additional paid-in capital	296,507	207,579
Accumulated other comprehensive income (loss) — net of tax	(9,399)	(10,366)
Retained earnings	265,833	183,460
Treasury stock, at cost; 1,070,360 shares as of June 2015 and 971,922 shares as of June 2014	(24,644)	(15,112)
Total stockholders’ equity	533,526	370,778
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,823,719	$4,402,999
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands, except earnings per share)	2015	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$220,486	$147,664	$113,503
Investments	23,878	25,214	22,151
Total interest and dividend income	244,364	172,878	135,654
INTEREST EXPENSE:
Deposits	34,733	24,817	22,868
Advances from the Federal Home Loan Bank	8,910	6,981	5,939
Other borrowings	1,776	3,983	5,219
Total interest expense	45,419	35,781	34,026
Net interest income	198,945	137,097	101,628
Provision for loan losses	11,200	5,350	7,550
Net interest income, after provision for loan losses	187,745	131,747	94,078
NON-INTEREST INCOME:

Realized gain (loss) on sale of mortgage-backed securities	587	208	212
Other-than-temporary loss on securities:
Total impairment (losses)	(6,805)	(2,359)	(8,080)
(Gain) loss recognized in other comprehensive loss	4,440	(443)	4,579
Net impairment loss recognized in earnings	(2,365)	(2,802)	(3,501)
Fair value gain (loss) on trading securities	(234)	954	1,274
Total unrealized loss on securities	(2,599)	(1,848)	(2,227)
Prepayment penalty fee income	4,695	2,687	1,742
Gain on sale – other	5,793	6,658	1,130
Mortgage banking income	15,264	10,170	22,953
Banking service fees and other income	6,850	4,580	3,900
Total non-interest income	30,590	22,455	27,710
NON-INTEREST EXPENSE:
Salaries and related costs	43,819	32,240	28,874
Professional services	4,122	5,421	3,531
Occupancy and equipment	3,091	2,324	2,086
Data processing and internet	6,632	5,373	2,773
Advertising and promotional	6,060	3,724	4,084
Depreciation and amortization	3,273	2,874	1,904
Real estate owned and repossessed vehicles	(120)	(149)	505
FDIC and regulatory fees	3,434	2,343	2,125
Other general and administrative	7,167	5,783	7,705
Total non-interest expense	77,478	59,933	53,587
INCOME BEFORE INCOME TAXES	140,857	94,269	68,201
INCOME TAXES	58,175	38,313	27,910
NET INCOME	$82,682	$55,956	$40,291
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$82,373	$55,647	$39,456
COMPREHENSIVE INCOME	$83,649	$56,390	$34,926
Basic earnings per share	$5.39	$3.87	$3.00
Diluted earnings per share	$5.37	$3.85	$2.89
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(Dollars in thousands)	2015	2014	2013
NET INCOME	$82,682	$55,956	$40,291
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(132), $(36) and $1,865 for the years ended June 30, 2015, 2014 and 2013, respectively.	180	54	(2,796)
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $(832), $(253) and $1,713 for the years ended June 30, 2015, 2014 and 2013, respectively.	1,139	380	(2,569)
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $235, $0 and $0 for the years ended June 30, 2015, 2014 and 2013, respectively.	(352)	—	—
Other comprehensive income (loss)	967	434	(5,365)
Comprehensive income	$83,649	$56,390	$34,926
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
Balance as of June 30, 2012	20,647	$24,502	12,321,578	(809,042)	11,512,536	$123	$105,683	$88,357	$(5,435)	$(6,610)	$206,620
Net income	—	—	—	—	—	—	—	40,291	—	—	40,291
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(5,365)	—	(5,365)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(835)	—	—	(835)
Issuance of convertible preferred stock	1,857	18,544	—	—	—	—	—	—	—	—	18,544
Issuance of common stock	—	—	200,000	—	200,000	2	6,763	—	—	—	6,765
Convert preferred stock to common stock	(21,989)	(37,983)	1,855,411		1,855,411	18	37,965	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,297	—	—	—	3,297
Restricted stock grants	—	—	234,105	(95,862)	138,243	3	2,173	—	—	(3,647)	(1,471)
Stock option exercises and tax benefits of equity compensation	—	—	27,135	—	27,135	—	416	—	—	—	416
Balance as of June 30, 2013	515	$5,063	14,638,229	(904,904)	13,733,325	$146	$156,297	$127,813	$(10,800)	$(10,257)	$268,262
Net income	—	—	—	—	—	—	—	55,956	—	—	55,956
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	434	—	434
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Issuance of common stock	—	—	560,301	—	560,301	7	41,576	—	—	—	41,583
Stock-based compensation expense	—	—	—	—	—	—	4,358	—	—	—	4,358
Restricted stock grants	—	—	169,760	(67,018)	102,742	1	3,470	—	—	(4,855)	(1,384)
Stock option exercises and tax benefits of equity compensation	—	—	55,532	—	55,532	—	1,878	—	—	—	1,878
Balance as of June 30, 2014	515	$5,063	15,423,822	(971,922)	14,451,900	$154	$207,579	$183,460	$(10,366)	$(15,112)	$370,778
Net income	—	—	—	—	—	—	—	82,682	—	—	82,682
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	967	—	967
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Issuance of common stock	—	—	949,089	—	949,089	9	75,976	—	—	—	75,985
Stock-based compensation expense	—	—	—	—	—	—	6,648	—	—	—	6,648
Restricted stock grants	—	—	129,850	(56,151)	73,699	2	2,428	—	—	(5,310)	(2,880)
Stock option exercises and tax benefits of equity compensation	—	—	86,350	(42,287)	44,063	1	3,876	—	—	(4,222)	(345)
Balance as of June 30, 2015	515	$5,063	16,589,111	(1,070,360)	15,518,751	$166	$296,507	$265,833	$(9,399)	$(24,644)	$533,526
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,682	$55,956	$40,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(5,517)	(8,340)	(7,687)
Net accretion of discounts on loans	(27)	(2,647)	(3,443)
Stock-based compensation expense	6,648	4,358	3,297
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(5,526)	(4,856)	(2,332)
Valuation of financial instruments carried at fair value	234	(955)	(1,273)
Net gain on sale of investment securities	(587)	—	(212)
Impairment charge on securities	2,365	2,802	3,501
Provision for loan losses	11,200	5,350	7,550
Deferred income taxes	(8,818)	(2,040)	(4,618)
Origination of loans held for sale	(1,048,982)	(741,494)	(1,085,941)
Unrealized (gain) loss on loans held for sale	119	179	284
Gain on sales of loans held for sale	(21,057)	(17,007)	(24,367)
Proceeds from sale of loans held for sale	1,114,097	727,265	1,081,954
Change in fair value of mortgage servicing rights	265	(45)	—
(Gain) loss on sale of other real estate and foreclosed assets	(283)	(350)	(372)
Depreciation and amortization of furniture, equipment and software	3,273	2,874	1,904
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(6,405)	(4,100)	(1,891)
Other assets	(17,948)	(1,224)	3,466
Accrued interest payable	(84)	(324)	(128)
Accounts payable and accrued liabilities	10,453	5,917	5,767
Net cash provided by (used) in operating activities	116,102	21,319	15,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(10,464)	(83,033)	(79,533)
Proceeds from sales of available-for-sale mortgage-backed securities	9,539	—	2,775
Proceeds from repayment of securities	80,546	88,086	88,106
Purchase of stock of the Federal Home Loan Bank	(60,870)	(34,221)	(14,868)
Proceeds from redemption of stock of Federal Home Loan Bank	37,370	19,201	7,798
Origination of loans held for investment	(3,242,828)	(2,297,976)	(953,012)
Origination of mortgage warehouse loans, net	(29,083)	—	(101,612)
Proceeds from sales of other real estate owned and repossessed assets	1,518	2,724	3,151
Purchases of loans, net of discounts and premiums	(2,452)	(95)	(1,541)
Principal repayments on loans	1,847,665	990,305	541,076
Purchases of furniture, equipment and software	(5,117)	(3,163)	(3,914)
Net cash used in investing activities	(1,374,176)	(1,318,172)	(511,574)

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$1,410,381	$949,537	$476,911
Proceeds from the Federal Home Loan Bank advances	734,000	950,000	327,417
Repayment of the Federal Home Loan Bank advances	(891,000)	(630,417)	(159,000)
Repayments of other borrowings and securities sold under agreements to repurchase	(10,000)	(65,000)	(10,000)
Proceeds from exercise of common stock options	781	500	260
Proceeds from issuance of common stock	75,985	41,576	6,765
Proceeds from issuance of preferred stock	—	—	18,544
Tax benefit from exercise of common stock options and vesting of restricted stock grants	5,526	4,856	2,332
Cash dividends paid on preferred stock	(309)	(309)	(1,137)
Net cash provided by financing activities	1,325,364	1,250,743	662,092
NET CHANGE IN CASH AND CASH EQUIVALENTS	67,290	(46,110)	166,268
CASH AND CASH EQUIVALENTS—Beginning of year	155,584	201,694	35,426
CASH AND CASH EQUIVALENTS—End of year	$222,874	$155,584	$201,694
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$45,503	$36,104	$34,154
Income taxes paid	$68,481	$37,339	$35,830
Transfers to other real estate and repossessed vehicles	$2,484	$1,206	$4,466
Transfers from loans held for investment to loans held for sale	$30,000	$39,799	$4,654
Transfers from loans held for sale to loans held for investment	$7,237	$1,471	$40,779
Transfer from preferred stock to common stock	$—	$—	$18
Transfer from preferred stock to additional paid-in capital	$—	$—	$37,965
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2015, 2014 AND 2013
(Dollars in thousands, except per share and stated value amounts)

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

Cash and cash equivalents. The Bank’s cash, due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days, consist of cash and cash equivalents. Net cash flows are reported for customer deposit transactions.

Restrictions on Cash. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $6,880 and $8,350 at June 30, 2015 and 2014, respectively.

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

Concentration of Credit Risk. The Bank’s loan portfolio was collateralized by various forms of real estate with approximately 66.4% of the mortgage portfolio located in California at June 30, 2015. The Bank’s loan portfolio contains concentrations of credit in multifamily, single family, commercial, and home equity loans. The Bank believes its underwriting standards combined with its low LTV requirements substantially mitigate the risk of loss which may result from these concentrations.

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

Gains and losses on securities sales are based on a comparison of sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized or accreted using the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company’s portfolios of held-to-maturity and available-for-sale securities are reviewed quarterly for other-than-temporary impairment. In performing this review, management considers (1) the length of time and extent that fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) how to record an impairment by assessing whether the Company intends to sell it or is more likely than not that it will be required to sell a security in an unrealized loss position before the Company recovers the security’s amortized cost. If either of these criteria for (4) is met, the entire difference between amortized cost and fair value is recognized in earnings. Alternatively, if the criteria for (4) is not met, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Loans Held for Sale. U.S. government agency (“agency”) loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank sells its mortgage loans with either servicing released or servicing retained depending upon market pricing. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale as of June 30, 2015 were carried at the lower of cost or fair value.

Loans that were originated with the intent and ability to hold for the foreseeable future (loans held in portfolio) but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated using pools of loans with similar characteristics.

There may be times when loans have been classified as held for sale and for some reason cannot be sold. Loans transferred to a long-term investment classification from held-for-sale are transferred at the lower of cost or market value on the transfer date. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. A loan cannot be classified as a long-term investment unless the Bank has both the ability and the intent to hold the loan for the foreseeable future or until maturity.

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

The allowance for loan loss includes specific and general reserves. Specific reserves are provided for impaired loans considered Troubled Debt Restructurings (“TDRs”). All other impaired loans are written down through charge-offs to the fair value of collateral, less estimated selling cost, and no specific or general reserve is provided. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which terms have been modified resulting in a concession and for which the borrower is experiencing financial difficulties are considered TDRs and classified as impaired. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.

A general reserve is included in the allowance for loan loss and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates for the previous three fiscal years and applies the average historic rates to the outstanding loan balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors. The following portfolio segments have been identified: single family secured mortgage, home equity secured mortgage, single family warehouse and other, multi-family secured mortgage, commercial real estate and land secured mortgage, recreational vehicles and auto secured, factoring, commercial and industrial (“C&I”) and other.

General loan loss reserves are calculated by grouping each mortgage loan by collateral type and by grouping the LTV ratios of each loan within the collateral type. An estimated allowance rate for each LTV group within each type of loan is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater LTV ratios. General loan loss reserves for C&I loans are determined through a loan level grading system to base its projected loss rates. A matrix was created with a base loss rate with additional potential industry and volume risk adjustments, to calculate a loss rating for each deal. Given the lack of historical loss experience for this segment at the Company, an allowance loss range is based upon historical peer loss rates. General loan loss reserves for consumer loans are calculated by grouping each loan by credit score (e.g. FICO) at origination and applying an estimated allowance rate to each group. In addition to credit score grading, general loan loss reserves are increased for all consumer loans determined to be 90 days or more past due. Specific reserves or direct charge-offs are calculated when an internal asset review of a loan identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve or direct charge-off is based on discounted cash flows, observable market prices or the estimated value of underlying collateral.

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

Federal Home Loan Bank (“FHLB”) stock. The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

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

New Accounting Pronouncements. In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU No. 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for a low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The amendments are effective for annual and interim periods, beginning after December 15, 2014. The Company adopted this accounting standard for the quarter ended March 31, 2015, with no material impact on its financial statements anticipated.

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

Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and over-collateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At June 30, 2015, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults and deferrals totaling 24.5% of all banks in the collateral pools, compared to 21.3% of the banks actually in default as of June 30, 2015. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the over-collateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At June 30, 2015, the Company used a weighted average discount margin of 475 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic factors, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at June 30, 2015 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $863. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $1,011.

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

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The most updated unemployment rate reported in May 2015 was 5.5%. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects that severities will continue to improve.

To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at June 30, 2015 are from 1.5% up to 19.6% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at June 30, 2015 are from 15.0% up to 66.5% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows, which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2015, the Company computed its discount rates as a spread between 242 and 1749 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.

The Bank’s estimate of fair value for non-agency securities using Level 3 pricing is highly subjective and is based on the Bank’s estimate of voluntary prepayments, default rates, severities and discount margins, which are forecasted monthly over the remaining life of each security.  Changes in one or more of these assumptions can cause a significant change in the estimated fair value.  For further details see the table later in this note that summarizes quantitative information about level 3 fair value measurements.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,832	$7,832
Securities—Available-for-Sale:
Agency Debt	—	—	—	—
Agency RMBS	—	43,491	—	43,491
Non-Agency RMBS	—	—	26,633	26,633
Municipal	—	22,035	—	22,035
Other Debt Securities	—	71,202	—	71,202
Total—Securities—Available-for-Sale	$—	$136,728	$26,633	$163,361
Loans Held for Sale	$—	$25,430	$—	$25,430
Mortgage servicing rights	$—	$—	$2,098	$2,098
Other assets—Derivative instruments	$—	$—	$2,261	$2,261
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$—	$—

	June 30, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$8,066	$8,066
Securities—Available-for-Sale:
Agency Debt	—	—	—	—
Agency RMBS	—	59,880	—	59,880
Non-Agency RMBS	—	—	37,409	37,409
Municipal	—	28,943	—	28,943
Other Debt Securities	—	88,546	—	88,546
Total—Securities—Available-for-Sale	$—	$177,369	$37,409	$214,778
Loans Held for Sale	$—	$20,575	$—	$20,575
Mortgage servicing rights	$—	$—	$562	$562
Other assets—Derivative Instruments	$—	$—	$1,364	$1,364
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$489	$489

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended June 30, 2015
(Dollars in thousands)	Securities- Trading: Collateralized Debt Obligations	Securities- Available-for- Sale: Non- Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$8,066	$37,409	$562	$875	$46,912
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Fair value gain(loss) on trading securities	(234)	—	—	—	(234)
Included in earnings—Mortgage banking income	—	—	(265)	1,386	1,121
Included in other comprehensive income	—	(1,325)	—	—	(1,325)
Purchases, issues, sales and settlements:					—
Purchases	—	—	1,801	—	1,801
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(8,518)	—	—	(8,518)
Other-than-temporary impairment	—	(933)	—	—	(933)
Closing balance	$7,832	$26,633	$2,098	$2,261	$38,824
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(234)	$(1,325)	$(265)	$1,386	$(438)

	Year Ended June 30, 2014
(Dollars in thousands)	Securities- Trading: Collateralized Debt Obligations	Securities- Available-for- Sale: Non- Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$7,111	$49,284	$—	$2,222	$58,617
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Fair value gain(loss) on trading securities	955	—	—	—	955
Included in earnings—Mortgage banking income	—	—	45	(1,347)	(1,302)
Included in other comprehensive income	—	(125)	—	—	(125)
Purchases, issues, sales and settlements:					—
Purchases	—	—	—	—	—
Issues	—	—	529	—	529
Sales	—	—	—	—	—
Settlements	—	(11,534)	(12)	—	(11,546)
Other-than-temporary impairment	—	(216)	—	—	(216)
Closing balance	$8,066	$37,409	$562	$875	$46,912
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$955	$—	$45	$(1,347)	$(347)

The table below summarizes the quantitative information about Level 3 fair value measurements at the periods indicated:

	June 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Trading	$7,832	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	18.8 to 29.8% (24.6%) 4.8 to 4.8% (4.8%)
Securities – Non-agency MBS	$26,633	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	6.3 to 29.5% (13.0%) 1.5 to 19.6% (5.6%) 37.6 to 66.5% (51.1%) 2.4 to 3.0% (2.9%)
Mortgage Servicing Rights	$2,098	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.4 to 19.2% (7.7%) 4.3 to 8.3 (7.4) 9.5 to 10.5% (9.7%)
Derivative Instruments	$2,261	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.3% (0.8%)

	June 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Trading	$8,066	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	19.0 to 26.6% (23.1%) 4.0 to 4.0% (4.0%)
Securities – Non-agency MBS	$37,409	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.1 to 27.8% (10.0%) 0.0 to 21.7% (5.6%) 1.6 to 87.9% (61.7%) 2.5 to 8.4% (5.2%)
Mortgage Servicing Rights	$562	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.6 to 7.4% (7.4%) 3.6 to 8.3 (7.1) 10.0 to 11.5% (10.1%)
Derivative Instruments	$875	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.5%

The significant unobservable inputs used in the fair value measurement of the Company’s residential mortgage-backed securities are projected prepayment rates, probability of default, and projected loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the projected loss severity and a directionally opposite change in the assumption used for projected prepayment rates.

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for Level 3 trading assets and liabilities that are still held at the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2015	2014	2013
Interest income on investments	$223	$230	$253
Fair value adjustment	(234)	955	1,274
Total	$(11)	$1,185	$1,527

The table below summarizes the fair value of assets measured for impairment on a non-recurring basis:

	June 30, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$23,059	$23,059
Home equity	—	—	9	9
Multifamily real estate secured	—	—	5,399	5,399
Commercial real estate secured	—	—	2,128	2,128
Auto and RV secured	—	—	453	453
Total	$—	$—	$31,048	$31,048
Other real estate owned and foreclosed assets:
Single family real estate secured	$—	$—	$463	$463
Multifamily real estate secured	—	—	762	762
Auto and RV secured	—	—	15	15
Total	$—	$—	$1,240	$1,240
HTM Securities-Non Agency MBS	$—	$—	$88,094	$88,094

	June 30, 2014
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$13,385	$13,385
Home equity	—	—	168	168
Multifamily real estate secured	—	—	4,301	4,301
Commercial real estate secured	—	—	4,376	4,376
Auto and RV secured	—	—	534	534
Total	$—	$—	$22,764	$22,764
Other real estate owned and foreclosed assets:
Single family real estate secured	$—	$—	$—	$—
Multifamily real estate secured	—	—	—	—
Auto and RV secured	—	—	75	75
Total	$—	$—	$75	$75
HTM Securities-Non Agency MBS	$—	$—	$91,297	$91,297

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $31,048 at June 30, 2015 and life to date charge-offs of $6,010. Impaired loans had a related allowance of $273 at June 30, 2015. At June 30, 2014, such impaired loans had a carrying amount of $22,764 and life to date charge-offs of $5,387, and a related allowance of $77.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $1,240 after charge-offs of $0 at June 30, 2015. Our other real estate owned and foreclosed assets had a net carrying amount was $75 after charge-offs of $0 during the year ended June 30, 2014.

Held-to-maturity securities measured for impairment on a non-recurring basis have a carrying amount of $85,579 at June 30, 2015, after charges to income of $1,432 and other comprehensive income of $2,836 during the fiscal year ended June 30, 2015. At June 30, 2014 held-to-maturity securities measured for impairment on a non-recurring basis had a carrying amount of $112,651 after charges to income of $2,586 and charges to other comprehensive income of $633 during the fiscal year ended June 30, 2014. These held-to-maturity securities are valued using Level 3 inputs.

The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of June 30, 2015 and June 30, 2014.
The aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

	At June 30,
(Dollars in thousands)	2015	2014	2013
Aggregate fair value	$25,430	$20,575	$36,665
Contractual balance	24,886	20,138	36,070
Gain	$544	$437	$595

The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	At June 30,
(Dollars in thousands)	2015	2014	2013
Interest income	$671	$545	$1,314
Change in fair value	1,505	(1,526)	353
Total change in fair value	$2,176	$(981)	$1,667

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Impaired Loans:
Single family real estate secured:
Mortgage	$23,059	Sales comparison approach	Adjustment for differences between the comparable sales	-52.5 to 53.7% (3.9%)
Home equity	$9	Sales comparison approach	Adjustment for differences between the comparable sales	-9.7 to 5.5% (-2.1%)
Multifamily real estate secured	$5,399	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-73.4 to 80.6% (-8.3%)
Commercial real estate secured	$2,128	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-66.5 to 81.1% (-10.3%)
Auto and RV secured	$453	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 66.2% (10.8%)
Other real estate owned and foreclosed assets:
Single family real estate secured:
Mortgage	$463	Sales comparison approach	Adjustment for differences between the comparable sales	-20.3 to 12.1% (-4.1%)
Multifamily real estate secured	$762	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-37.1 to 48.6% (5.7%)
Auto and RV secured	$15	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 20.7% (10.3%)
HTM Securities – Non-agency MBS	$88,094	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	5.0 to 43.8% (10.5%) 1.5 to 14.6% (6.7%) 15.0 to 65.5% (54.4%) 3.0 to 6.9% (5.8%)
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

	June 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Impaired Loans:
Single family real estate secured:
Mortgage	$13,385	Sales comparison approach	Adjustment for differences between the comparable sales	-28.7 to 35.1% (1.3%)
Home equity	$168	Sales comparison approach	Adjustment for differences between the comparable sales	-20.0 to 42.7% (10.1%)
Multifamily real estate secured	$4,301	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-43.3 to 65.0% (13.1%)
Commercial real estate secured	$4,376	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-84.1 to 82.4% (-22.1%)
Auto and RV secured	$534	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 27.4% (10.3%)
Other real estate owned and foreclosed assets:
Single family real estate secured:
Auto and RV secured	$75	Sales comparison approach	Adjustment for differences between the comparable sales	-84.0 to 41.3% (-32.8%)
HTM Securities – Non-agency MBS	$91,297	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.1 to 16.3% (10.2%) 0.0 to 11.1% (5.9%) 3.5 to 76.5% (61.2%) 2.7 to 8.4% (6.2%)
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2015
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$222,874	$222,874	$—	$—	$222,874
Securities trading	7,832	—	—	7,832	7,832
Securities available-for-sale	163,361	—	136,728	26,633	163,361
Securities held-to-maturity	225,555	—	83,441	144,882	228,323
Loans held for sale, at fair value	25,430	—	25,430	—	25,430
Loans held for sale, at lower of cost or fair value	77,891	—	—	77,932	77,932
Loans held for investment—net	4,928,618	—	—	5,011,596	5,011,596
Accrued interest receivable	20,268	—	—	20,268	20,268
Mortgage servicing rights	2,098	—	—	2,098	2,098
Financial liabilities:
Time deposits and savings	4,451,917	—	4,385,034	—	4,385,034
Securities sold under agreements to repurchase	35,000	—	37,489	—	37,489
Advances from the Federal Home Loan Bank	753,000	—	757,265	—	757,265
Subordinated debentures	5,155	—	5,155	—	5,155
Accrued interest payable	1,266	—	1,266	—	1,266

	June 30, 2014
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$155,584	$155,584	$—	$—	$155,584
Securities trading	8,066	—	—	8,066	8,066
Securities available-for-sale	214,778	—	177,369	37,409	214,778
Securities held-to-maturity	247,729	—	89,409	154,557	243,966
Loans held for sale, at fair value	20,575	—	20,575		20,575
Loans held for sale, at lower of cost or fair value	114,796	—	—	114,840	114,840
Loans held for investment—net	3,532,841	—	—	3,632,841	3,632,841
Accrued interest receivable	13,863	—	—	13,863	13,863
Mortgage servicing rights	562	—	—	562	562
Financial liabilities:
Time deposits and savings	3,041,536	—	3,066,830	—	3,066,830
Securities sold under agreements to repurchase	45,000	—	48,883	—	48,883
Advances from the Federal Home Loan Bank	910,000	—	917,184	—	917,184
Subordinated debentures	5,155	—	5,284	—	5,284
Accrued interest payable	1,350	—	1,350	—	1,350

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

3. SECURITIES

The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity for the following periods were:

	June 30, 2015
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S agencies[1]	$—	$43,738	$701	$(948)	$43,491	$41,993	$1,398	$—	$43,391
Non-agency[2]	—	23,799	2,835	(1)	26,633	147,586	10,045	(12,749)	144,882
Total mortgage-backed securities	—	67,537	3,536	(949)	70,124	189,579	11,443	(12,749)	188,273
Other debt securities:
U.S. agencies[1]	—	—	—	—	—	—	—	—	—
Municipal	—	21,731	390	(86)	22,035	35,976	4,074	—	40,050
Non-agency	7,832	70,216	1,271	(285)	71,202	—	—	—	—
Total other debt securities	7,832	91,947	1,661	(371)	93,237	35,976	4,074	—	40,050
Total debt securities	$7,832	$159,484	$5,197	$(1,320)	$163,361	$225,555	$15,517	$(12,749)	$228,323

	June 30, 2014
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$60,670	$1,060	$(1,850)	$59,880	$47,982	$1,895	$—	$49,877
Non-agency[2]	—	33,521	4,077	(189)	37,409	163,695	6,352	(15,490)	154,557
Total mortgage-backed securities	—	94,191	5,137	(2,039)	97,289	211,677	8,247	(15,490)	204,434
Other debt securities:
U.S. agencies[1]	—	—	—	—	—	—	—	—	—
Municipal	—	28,522	425	(4)	28,943	36,052	3,480	—	39,532
Non-agency	8,066	87,913	687	(54)	88,546	—	—	—	—
Total other debt securities	8,066	116,435	1,112	(58)	117,489	36,052	3,480	—	39,532
Total debt securities	$8,066	$210,626	$6,249	$(2,097)	$214,778	$247,729	$11,727	$(15,490)	$243,966
1 U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
2 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $26,633 at June 30, 2015 consists of twenty-one different issues of super senior securities with a fair value of $17,455; one senior structured whole loan security with a fair value of $8,974 and three mezzanine z-tranche securities, negative-amortizing support tranches, with a fair value of $204 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2010 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.
The non-agency RMBS held-to-maturity portfolio with a carrying value of $147,586 at June 30, 2015 consists of seventy-seven different issues of super senior securities totaling $145,419 and one senior-support security with a carrying value of $2,167. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired. The security realized an other-than temporary loss of $0 in fiscal 2015 and $572 in 2014. At June 30, 2015, the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at June 30, 2015 and 2014 were $39,014 and $67,605 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2015
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$369	$(2)	$24,974	$(946)	$25,343	$(948)	$—	$—	$—	$—	$—	$—
Non-agency	1,275	(1)	—	—	1,275	(1)	23,450	(1,802)	67,090	(10,947)	90,540	(12,749)
Total RMBS securities	1,644	(3)	24,974	(946)	26,618	(949)	23,450	(1,802)	67,090	(10,947)	90,540	(12,749)
Other debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal debt	1,358	(86)	—	—	1,358	(86)	—	—	—	—	—	—
Non-agency	19,100	(285)	—	—	19,100	(285)	—	—	—	—	—	—
Total other debt	20,458	(371)	—	—	20,458	(371)	—	—	—	—	—	—
Total debt securities	$22,102	$(374)	$24,974	$(946)	$47,076	$(1,320)	$23,450	$(1,802)	$67,090	$(10,947)	$90,540	$(12,749)

	June 30, 2014
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$25,498	$(1,850)	$25,498	$(1,850)	$—	$—	$1	$—	$1	$—
Non-agency	1,819	(33)	2,402	(157)	4,221	(190)	5,871	(400)	66,974	(15,090)	72,845	(15,490)
Total RMBS securities	1,819	(33)	27,900	(2,007)	29,719	(2,040)	5,871	(400)	66,975	(15,090)	72,846	(15,490)
Other debt:
Municipal debt	47	—	2,257	(3)	2,304	(3)	—	—	—	—	—	—
Non-agency	5,365	(48)	1,389	(6)	6,754	(54)	—	—	—	—	—	—
Total other debt	5,412	(48)	3,646	(9)	9,058	(57)	—	—	—	—	—	—
Total debt securities	$7,231	$(81)	$31,546	$(2,016)	$38,777	$(2,097)	$5,871	$(400)	$66,975	$(15,090)	$72,846	$(15,490)
There were thirty-two securities that were in a continuous loss position at June 30, 2015 for a period of more than 12 months. There were thirty-five securities that were in a continuous loss position at June 30, 2014 for a period of more than 12 months.
The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	At June 30,
(Dollars in thousands)	2015	2014	2013
Beginning balance	$(18,138)	$(15,336)	$(11,835)
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	(742)	(206)	(323)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(1,623)	(2,596)	(3,178)
Ending balance	$(20,503)	$(18,138)	$(15,336)

At June 30, 2015, fifty-one non-agency RMBS with a total carrying amount of $97,937 were determined to have cumulative credit losses of $20,503 of which $3,501 was recognized in earnings during fiscal 2013, $2,802 was recognized in earnings during fiscal 2014 and $2,365 was recognized in earnings during fiscal 2015. This year’s other-than-temporary impairment of $2,365 is related to twenty non-agency RMBS with a total carrying amount of $29,907. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in Note 2 – Fair Value. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
During the current fiscal year ended June 30, 2015, the company sold two available-for-sale securities with a carrying value of $8,952 resulting in a $587 gain.

The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	At June 30,
(Dollars in thousands)	2015	2014	2013
Proceeds	$9,614	$3,723	$2,775
Gross realized gains	$587	$—	$420
Net gain on securities	$587	$—	$420

The Company records unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

	At June 30,
(Dollars in thousands)	2015	2014
Available-for-sale debt securities—net unrealized gains	$3,877	$4,151
Available-for-sale debt securities—non-credit related	(271)	—
Held-to-maturity debt securities—non-credit related	(18,597)	(21,433)
Subtotal	(14,991)	(17,282)
Tax benefit	5,592	6,916
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(9,399)	$(10,366)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity were:

	June 30, 2015
	Available-for-sale		Held-to-maturity		Trading
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$4,338	$4,243	$1,371	$1,430	$—
Due one to five years	13,270	13,043	5,299	5,534	—
Due five to ten years	10,508	10,439	6,123	6,388	—
Due after ten years	15,622	15,766	29,200	30,039	—
Total RMBS—U.S. agencies[1]	43,738	43,491	41,993	43,391	—
RMBS—Non-agency:
Due within one year	5,119	5,505	23,553	23,344	—
Due one to five years	10,729	11,751	44,775	44,317	—
Due five to ten years	3,338	3,882	38,110	37,050	—
Due after ten years	4,613	5,495	41,148	40,171	—
Total RMBS—Non-agency	23,799	26,633	147,586	144,882	—
Other debt:
Due within one year	11,269	11,362	971	1,075	—
Due one to five years	62,060	63,083	4,507	4,995	—
Due five to ten years	11,046	11,124	7,075	7,848	—
Due after ten years	7,572	7,668	23,423	26,132	7,832
Total other debt	91,947	93,237	35,976	40,050	7,832
Total	$159,484	$163,361	$225,555	$228,323	$7,832
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

For the Company’s home equity loans, the allowance methodology takes into consideration the risk that the original borrower information may have adversely changed in two ways. First, in calculating the quantitative factor for the Company’s general loan loss allowance, the actual loss experience is tracked and stratified by original combined LTV (“CLTV”) of the first and second liens. As a result, the Company allocates higher loss rates in proportion to the greater the CLTV. Second, the Company uses a number of qualitative factors to reflect additional risk.  The Company does not have any individual purchased home equity loans in its portfolio and given the limited time frame under which the Company originated home equity loans, 2006-2009, no additional risk allocation is used.

For the Company’s single family – warehouse lines, the allowance methodology takes into consideration the structure of these loans, as they remain in the portfolio for a short period (usually less than a month) and have higher credit protection allocated compared to traditional single family originations. A matrix was created to reflect most current operating levels of capital and line usage, which calculates a loss rating to assign to each originator. The Company will continue to monitor these loans and the allocated allowance as more historical information is obtained.

For the Company’s factoring loans, the allowance methodology takes into consideration the credit quality of the insurance company or state securing the loan. The Company obtains credit ratings for these entities through agencies such as AM Best and allocates an allowance allocation based on these ratings. The Company will continue to monitor these loans and the allocated allowance as more historical information is obtained.

For the Company’s C&I leveraged loans and bridge loans, the allowance methodology incorporates a loan level grading system and risk adjusters. Industry loss rates are applied to determine the loss allowance for each of these loans based upon their internal grading. The loss rate is then subject to risk adjustments increasing or decreasing the base loss rate depending upon the health of the borrower’s industry, the size of the company, or in the case of bridge loans, based upon the income generated by the property and the strength of the guarantor.

For the Company’s recreational vehicle (“RV”) / auto loan portfolio, the allowance methodology takes into consideration potential adverse changes to the borrower’s financial condition since time of origination. The general loan loss reserves for RV / auto are stratified based upon borrower FICO scores. First, to account for potential deterioration of borrower’s credit history since time of origination, due to downturn in the economy or other factors, the Company refreshes the FICO scores used to drive the allowance on a semi-annual basis. The Company believes that current borrower credit history is a better predictor of potential loss than that was used at time of origination. Second, the Company uses a number of qualitative factors to reflect additional risk.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	At June 30,
(Dollars in thousands)	2015	2014
Single family real estate secured:
Mortgage	$2,980,795	$1,918,626
Home equity	3,604	12,690
Warehouse and other[1]	385,413	370,717
Multifamily real estate secured	1,185,531	978,511
Commercial real estate secured	61,403	24,061
Auto and RV secured	13,140	14,740
Factoring	122,200	118,945
Commercial & Industrial	248,584	152,619
Other	601	1,971
Total gross loans	5,001,271	3,592,880
Allowance for loan losses	(28,327)	(18,373)
Unaccreted discounts and loan fees	(44,326)	(41,666)
Total net loans	$4,928,618	$3,532,841
_______________________________________

1.	The balance of single family warehouse loans was $122,003 at June 30, 2015 and $92,920 at June 30, 2014. The remainder of the balance was attributable to single family lender finance loans.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	At June 30,
(Dollars in thousands)	2015	2014	2013
Balance—beginning of period	$18,373	$14,182	$9,636
Provision for loan loss	11,200	5,350	7,550
Charged off	(1,561)	(1,591)	(3,907)
Recoveries	315	432	903
Balance—end of period	$28,327	$18,373	$14,182

The following table summarizes the composition of the impaired loans:

	At June 30,
(Dollars in thousands)	2015	2014	2013
Non-performing loans—90+ days past due plus other non-accrual loans	$25,873	$16,390	$13,020
Troubled debt restructured loans—non-accrual	4,958	3,995	5,283
Troubled debt restructured loans—performing	217	2,379	3,538
Total impaired loans	$31,048	$22,764	$21,841

At June 30, 2015, the carrying value of impaired loans is net of write offs of $4,652. At June 30, 2015, $31,048 of impaired loans had no specific allowance allocations. The average carrying value of impaired loans was $29,967 and $20,850 for the fiscal years ended June 30, 2015 and 2014, respectively. The interest income recognized during the periods of impairment is insignificant for those loans impaired at June 30, 2015 or 2014. At June 30, 2015 and 2014, there were no loans still accruing past due 90 days or more, unless the Company received principal and interest from the servicer despite the borrower’s delinquency. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if repayment of the loan is expected from the sale of collateral.

The Company has allocated $2 and $4 of the allowance to customers whose loans have been restructured and were determined to be TDRs as of June 30, 2015 and 2014, respectively. The Company does not have any commitments to fund TDR loans at June 30, 2015.

At June 30, 2015 and 2014, approximately 66.36% and 61.65%, respectively, of the Company’s real estate loans are collateralized by real property located in California and therefore exposed to economic conditions within this market region.

In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There were no new related party loans granted during the fiscal year ended June 30, 2015. During the fiscal year 2014, the Company originated two new related party loans in the amount of $1,585 and did not execute any interest rate modifications of existing loans. Total principal payments on related party loans were $325 and $296 during the years ended June 30, 2015 and 2014, respectively. At June 30, 2015 and 2014, these loans amounted to $10,543 and $10,868, respectively, and are included in loans held for investment. Interest earned on these loans was $111 and $141 during the years ended June 30, 2015 and 2014, respectively.

The Company’s loan portfolio consists of approximately 11.74% fixed interest rate loans and 88.26% adjustable interest rate loans as of June 30, 2015. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.

At June 30, 2015 and 2014, purchased loans serviced by others were $132,976 or 2.66% and $150,786 or 4.20% respectively, of the loan portfolio.

Allowance for Loan Loss. We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at June 30, 2015, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

Allowance for Credit Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, changes in the volume and mix of loans, collateral values and charge-off history.

The allowance for loan loss for the RV and auto loan portfolio at June 30, 2015 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $12,687 of RV and auto loan balances subject to general reserves as follows: FICO score greater than or equal to 770: $2,882; 715 – 769: $4,408; 700 – 714: $1,150; 660 – 699: $2,323 and less than 660: $1,924.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the LTV at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2015, the LTV groupings for each significant mortgage class were as follows:

The Company had $2,957,736 of single family mortgage portfolio loan balances subject to general reserves as follows:
LTV less than or equal to 60%: $1,606,203; 61% – 70%: $1,111,742; 71% – 80%: $239,584 and greater than 80%: $207.

The Company had $1,180,132 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $533,292; 56% – 65%: $367,910; 66% – 75%: $263,766; 76% – 80%: $15,164 and greater than 80%: $0. Based on historical performance, the Company divides the LTV analysis into two classes, separating purchased loans from the loans underwritten directly by the Company since multifamily loans originated by the Company experience lower estimated loss rates.

The Company originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Companies lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Credit Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2015, the Company had $700.3 million of interest only loans and $4.0 million of option adjustable-rate mortgage loans. Through June 30, 2015, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

The Company provides general loan loss reserves for its RV and automobile loans based upon the borrower’s credit score at the time of origination and the Company’s loss experience to date. The Company obtains updated credit scores for its RV and auto borrowers approximately every six months. The updated credit score will result in a higher or lower general loan loss allowance depending on the change in borrowers’ FICO scores and the resulting shift in loan balances among the five FICO bands from which the Company measures and calculates its reserves. For the general loss reserve, the Company does not use individually updated credit scores or valuations for the real estate collateralizing its real estate loans, but does recalculate the LTV based upon principal payments made during each quarter.

The Company had $59,275 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $22,111; 51% – 60%: $24,975; 61% – 70%: $12,189; 71% – 80%: $0 and greater than 80%: $0.
The Company’s commercial secured portfolio consists of business loans well-collateralized by residential real estate. The Company’s other portfolio consists of receivables factoring for businesses and consumers. The Company allocates its allowance for loan loss for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.
The following tables summarize activity in the allowance for loan losses by segment for the periods indicated:

	June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Provision for loan loss	6,305	(1)	620	922	224	288	13	2,834	(5)	11,200
Charge-offs	(747)	(43)	—	(344)	(156)	(271)	—	—	—	(1,561)
Recoveries	147	32	—	—	—	124	—	—	12	315
Balance at June 30, 2015	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327

	June 30, 2014
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Provision for loan loss	3,214	3	9	708	12	(142)	78	1,425	43	5,350
Charge-offs	(125)	(98)	—	(359)	(355)	(620)	—	—	(34)	(1,591)
Recoveries	58	46	—	250	—	38	—	—	40	432
Balance at June 30, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373

	June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2012	$4,030	$192	$108	$2,558	$398	$2,159	$86	$102	$3	$9,636
Provision for loan loss	1,469	229	1,142	858	1,958	131	115	1,521	127	7,550
Charge-offs	(730)	(257)	—	(420)	(1,496)	(867)	—	—	(137)	(3,907)
Recoveries	43	19	—	190	518	113	—	—	20	903
Balance at June 30, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182

The following tables present our loans evaluated individually for impairment by portfolio class for the periods indicated:

	June 30, 2015
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest/Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	$7,000	$657	$6,343	$129	$6,472	$—
Purchased	6,318	2,083	4,235	157	4,392	—
Multifamily real estate secured
Purchased	2,569	921	1,648	—	1,648	—
Commercial real estate secured
Purchased	3,662	1,534	2,128	254	2,382	—
Auto and RV secured
In-house originated	1,097	815	282	13	295	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	10,142	—	10,142	—	10,142	214
Purchased	2,339	—	2,339	9	2,348	45
Home equity
In-house originated	9	—	9	—	9	1
Multifamily real estate secured
In-house originated	3,430	—	3,430	43	3,473	2
Purchased	321	—	321	20	341	3
Auto and RV secured
In-house originated	171	—	171	4	175	8
Total	$37,058	$6,010	$31,048	$629	$31,677	$273
As a % of total gross loans	0.74%	0.12%	0.62%	0.01%	0.63%	0.01%

	June 30, 2014
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest/Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
Purchased	$7,413	$2,189	$5,224	$223	$5,447	$—
Home equity
In-house originated	88	83	5	9	14	—
Multifamily real estate secured
Purchased	2,615	746	1,869	5	1,874	—
Commercial real estate secured
Purchased	3,670	1,297	2,373	133	2,506	—
Auto and RV secured
In-house originated	1,561	1,072	489	27	516	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	4,074	—	4,074	22	4,096	14
Purchased	4,087	—	4,087	53	4,140	19
Home equity
In-house originated	163	—	163	—	163	1
Multifamily real estate secured
In-house originated	2,307	—	2,307	22	2,329	3
Purchased	125	—	125	—	125	1
Commercial real estate secured
Purchased	2,003	—	2,003	2	2,005	38
Auto and RV secured
In-house originated	45	—	45	1	46	1
Total	$28,151	$5,387	$22,764	$497	$23,261	$77
As a % of total gross loans	0.78%	0.15%	0.63%	0.02%	0.65%	—%

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method:

	June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$259	$1	$—	$5	$—	$8	$—	$—	$—	$273
Collectively evaluated for impairment	13,405	121	1,879	4,358	1,103	945	292	5,882	69	28,054
Total ending allowance balance	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Loans:
Loans individually evaluated for impairment [1]	$23,059	$9	$—	$5,399	$2,128	$453	$—	$—	$—	$31,048
Loans collectively evaluated for impairment	2,957,736	3,595	385,413	1,180,132	59,275	12,687	122,200	248,584	601	4,970,223
Principal loan balance	2,980,795	3,604	385,413	1,185,531	61,403	13,140	122,200	248,584	601	5,001,271
Unaccreted discounts and loan fees	10,438	11	(83)	3,348	96	149	(57,223)	(1,062)	—	(44,326)
Accrued interest receivable	10,530	5	306	4,862	145	73	477	1,159	—	17,557
Total recorded investment in loans	$3,001,763	$3,620	$385,636	$1,193,741	$61,644	$13,362	$65,454	$248,681	$601	$4,974,502
1 Loans evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2014
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$33	$1	$—	$4	$38	$1	$—	$—	$—	$77
Collectively evaluated for impairment	7,926	133	1,259	3,781	997	811	279	3,048	62	18,296
Total ending allowance balance	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Loans:
Loans individually evaluated for impairment [1]	$13,385	$168	$—	$4,301	$4,376	$534	$—	$—	$—	$22,764
Loans collectively evaluated for impairment	1,905,241	12,522	370,717	974,210	19,685	14,206	118,945	152,619	1,971	3,570,116
Principal loan balance	1,918,626	12,690	370,717	978,511	24,061	14,740	118,945	152,619	1,971	3,592,880
Unaccreted discounts and loan fees	7,138	(11)	(2,055)	2,336	(37)	215	(48,546)	(706)	—	(41,666)
Accrued interest receivable	5,947	39	433	3,704	45	74	163	825	—	11,230
Total recorded investment in loans	$1,931,711	$12,718	$369,095	$984,551	$24,069	$15,029	$70,562	$152,738	$1,971	$3,562,444
1 Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosure. Non-performing loans consisted of the following as of the dates indicated:

	At June 30,
(Dollars in thousands)	2015	2014
Nonaccrual loans:
Single Family Real Estate Secured:
Mortgage
In-house originated	$16,485	$4,073
Purchased	6,357	8,323
Home Equity
In-house originated	9	168
Multifamily Real Estate Secured
In-house originated	3,430	2,307
Purchased	1,969	1,995
Commercial Real Estate Secured
Purchased	2,128	2,985
Total nonaccrual loans secured by real estate	30,378	19,851
Auto and RV Secured	453	534
Total nonperforming loans	$30,831	$20,385
Nonperforming loans to total loans	0.62%	0.57%

The increase in non-performing loans as a percentage of total loans is primarily the result of two single family residential loans that were placed on non-performing status during the second fiscal quarter of 2015 and remained non-performing through the quarter ended June 30, 2015. Approximately 16.08% of our non-performing loans at June 30, 2015 were considered TDRs, compared to 19.60% at June 30, 2014. Borrowers who make timely payments after TDRs are considered non-performing for at least six months.

Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 74.09% of the Bank’s non-performing loans are single family first mortgages already written down to 58.10% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.

The following tables provide the outstanding unpaid balance of loans that are performing and non-performing by portfolio class as of the dates indicated:

	June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$2,957,953	$3,595	$385,413	$1,180,132	$59,275	$12,687	$122,200	$248,584	$601	$4,970,440
Non-performing	22,842	9	—	5,399	2,128	453	—	—	—	30,831
Total	$2,980,795	$3,604	$385,413	$1,185,531	$61,403	$13,140	$122,200	$248,584	$601	$5,001,271

	June 30, 2014
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$1,906,230	$12,522	$370,717	$974,209	$21,076	$14,206	$118,945	$152,619	$1,971	$3,572,495
Non-performing	12,396	168	—	4,302	2,985	534	—	—	—	20,385
Total	$1,918,626	$12,690	$370,717	$978,511	$24,061	$14,740	$118,945	$152,619	$1,971	$3,592,880

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	June 30, 2015
	Single Family Real Estate Secured: Mortgage				Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase		Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$2,869,119	$88,834	—	$2,957,953	$1,048,266	$131,866	$1,180,132	$46,577	$12,698	$59,275
Non-performing	16,485	6,357		22,842	3,430	1,969	5,399	—	2,128	2,128
Total	$2,885,604	$95,191		$2,980,795	$1,051,696	$133,835	$1,185,531	$46,577	$14,826	$61,403

	June 30, 2014
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$1,797,526	$108,704	$1,906,230	$816,682	$157,527	$974,209	$6,164	$14,912	$21,076
Non-performing	4,073	8,323	12,396	2,307	1,995	4,302	—	2,985	2,985
Total	$1,801,599	$117,027	$1,918,626	$818,989	$159,522	$978,511	$6,164	$17,897	$24,061

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

During the temporary period of modification, the company classifies these loans as performing TDRs that consisted of the following as of the dates indicated:

	June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$217	$—	$—	$—	$—	$—	$—	$—	$—	$217
Non-performing loans	22,842	9	—	5,399	2,128	453	—	—	—	30,831
Total impaired loans	$23,059	$9	$—	$5,399	$2,128	$453	$—	$—	$—	$31,048

	Year Ended June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$17	$—	$—	$—	$20	$—	$—	$—	$—	$37
Average balances of performing TDRs	$500	$—	$—	$—	$278	$—	$—	$—	$—	$778
Average balances of impaired loans	$21,106	$51	$—	$5,320	$3,028	$462	$—	$—	$—	$29,967

	June 30, 2014
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$989	$—	$—	$—	$1,390	$—	$—	$—	$—	$2,379
Non-performing loans	12,396	168	—	4,301	2,986	534	—	—	—	20,385
Total impaired loans	$13,385	$168	$—	$4,301	$4,376	$534	$—	$—	$—	$22,764

	Year Ended June 30, 2014
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$39	$—	$—	$—	$80	$—	$—	$—	$—	$119
Average balances of performing TDRs	$1,003	$32	$—	$542	$1,407	$456	$—	$—	$—	$3,440
Average balances of impaired loans	$10,957	$60	$—	$5,021	$3,900	$898	$9	$—	$5	$20,850

	June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$1,019	$20	$—	$1,623	$—	$876	$—	$—	$—	$3,538
Non-performing loans	11,353	37	—	2,882	3,559	472	—	—	—	18,303
Total impaired loans	$12,372	$57	$—	$4,505	$3,559	$1,348	$—	$—	$—	$21,841

	Year Ended June 30, 2013
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$41	$1	$—	$121	$—	$73	$—	$—	$—	$236
Average balances of performing TDRs	$1,461	$29	$—	$1,059	$—	$1,032	$—	$—	$—	$3,581
Average balances of impaired loans	$13,272	$98	$—	$5,250	$2,878	$1,858	$—	$—	$11	$23,367

Interest recognized on performing loans temporarily modified as TDRs was $37, $119, and $236 for the years ended June 30, 2015, 2014 and 2013 respectively. The average balances of performing TDRs and non-performing loans was $778 and $29,967 for the year ended June 30, 2015, $3,440 and $20,850 for the year ended June 30, 2014 and $3,581 and $23,367 for the year ending June 30, 2013, respectively.

The Company’s loan modifications included Single Family, Multifamily and Commercial loans of which included one or a combination of the following: a reduction of the stated interest rate or delinquent property taxes that were paid by the Bank and either repaid by the borrower over a one-year period or capitalized and amortized over the remaining life of the loan. The Company’s loan modifications also included RV loans in which borrowers were able to make interest-only payments for a period of six months to one year which then reverted back to fully amortizing.

The following tables present the loans modified as TDRs during the period indicated:

	Year Ended June 30,
(Dollars in thousands)	2015	2014	2013
Single family real estate secured:
Mortgage
In-house originated	$36	$—	$—
Purchased	—	211	832
Multifamily real estate secured
Purchased	—	—	1,342
Commercial real estate secured
Purchased	—	—	1,455
Total TDR loans secured by real estate	$36	$211	$3,629
Other	—	—	—
Total loans modified as TDRs	$36	$211	$3,629

The following tables present loans by class modified as troubled debt restructurings that occurred during the periods indicated:

	Year Ended June 30, 2015
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
In-house originated	1	$36	$36
Total	1	$36	$36

	Year Ended June 30, 2014
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
Purchased	2	$211	$211
Total	2	$211	$211

	Year Ended June 30, 2013
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
Purchased	3	$832	$832
Multifamily real estate secured
Purchased	1	1,342	1,342
Commercial real estate secured
Purchased	1	1,455	1,455
Total	5	$3,629	$3,629

The Company had no loans modified as TDRs within the previous twelve months for which there was a payment default for the fiscal years ended June 30, 2015 and June 30, 2014, respectively. The Company defines a payment default as 90 days past due.

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

The following tables present the composition of our loan portfolio by credit quality indicator as of the dates indicated:

	June 30, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$2,855,637	$11,256	$18,711	$—	$2,885,604
Purchased	87,256	216	7,719	—	95,191
Home equity
In-house originated	3,473	—	131	—	3,604
Warehouse and other
In-house originated	375,588	9,825	—	—	385,413
Multifamily real estate secured
In-house originated	1,036,718	10,926	4,052	—	1,051,696
Purchased	127,839	3,470	2,526	—	133,835
Commercial real estate secured
In-house originated	46,577	—	—	—	46,577
Purchased	9,947	2,444	2,435	—	14,826
Auto and RV secured
In-house originated	12,630	19	491	—	13,140
Factoring	122,200	—	—	—	122,200
Commercial & Industrial	239,415	9,169	—	—	248,584
Other	601	—	—	—	601
Total	$4,917,881	$47,325	$36,065	$—	$5,001,271
As of % of gross loans	98.3%	1.0%	0.7%	—%	100.0%

	June 30, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$1,784,694	$11,083	$5,822	$—	$1,801,599
Purchased	104,457	3,030	9,540	—	117,027
Home equity
In-house originated	4,035	30	168	—	4,233
Purchased	8,457	—	—	—	8,457
Warehouse and other
In-house originated	370,717	—	—	—	370,717
Multifamily real estate secured
In-house originated	796,119	16,068	6,802	—	818,989
Purchased	150,534	2,896	6,092	—	159,522
Commercial real estate secured
In-house originated	6,164	—		—	6,164
Purchased	13,211	—	4,686	—	17,897
Auto and RV secured
In-house originated	13,943	145	652	—	14,740
Factoring	118,945	—	—	—	118,945
Commercial & Industrial	152,619	—	—	—	152,619
Other	1,971	—	—	—	1,971
Total	$3,525,866	$33,252	$33,762	$—	$3,592,880
As of % of gross loans	98.1%	0.9%	1.0%	—%	100.0%
The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans.
The following tables provide the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the dates indicated:

	June 30, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$1,275	$2,876	$11,450	$15,601
Purchased	472	—	3,371	3,843
Home equity
In-house originated	130	—	—	130
Multifamily real estate secured
In-house originated	244	—	791	1,035
Purchased	—	—	321	321
Commercial real estate secured
Purchased	782	—	382	1,164
Auto and RV secured
In-house originated	271	125	67	463
Total	$3,174	$3,001	$16,382	$22,557
As a % of gross loans	0.06%	0.06%	0.33%	0.45%

	June 30, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$4,519	$489	$2,660	$7,668
Purchased	1,468	390	3,661	5,519
Home equity
In-house originated	21	—	—	21
Multifamily real estate secured
In-house originated	291	—	293	584
Purchased	—	—	125	125
Commercial real estate secured
Purchased	—	—	383	383
Auto and RV secured
In-house originated	177	—	64	241
Factoring	48	—	—	48
Commercial & Industrial	—	328	—	328
Total	$6,524	$1,207	$7,186	$14,917
	0.18%	0.04%	0.20%	0.42%

5. FURNITURE, EQUIPMENT AND SOFTWARE

A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2015	2014
Leasehold improvements	$1,508	$1,513
Furniture and fixtures	3,767	3,028
Computer hardware and equipment	7,105	5,220
Software	7,160	4,792
Total	19,540	14,553
Less accumulated depreciation and amortization	(10,989)	(7,846)
Furniture, equipment and software — net	$8,551	$6,707

Depreciation and amortization expense for the years ended June 30, 2015, 2014 and 2013 amounted to $3,273, $2,874, and $1,904, respectively.

6. DEPOSITS

Deposit accounts are summarized as follows:

	At June 30,
	2015		2014
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$309,339	—%	$186,786	—%
Interest bearing:
Demand	1,224,308	0.48%	1,129,535	0.63%
Savings	2,126,792	0.67%	935,973	0.73%
	3,351,100	0.60%	2,065,508	0.67%
Time deposits:
Under $100,000	70,369	1.26%	107,294	1.23%
$100,000 or more[2]	721,109	2.06%	681,948	1.67%
Total time deposits	791,478	1.99%	789,242	1.61%
Total interest bearing[2]	4,142,578	0.87%	2,854,750	0.93%
Total deposits	$4,451,917	0.81%	$3,041,536	0.88%
1. Based on weighted-average stated interest rates at end of period.
2. The total interest-bearing includes brokered deposits of $661.9 million and $404.8 million as of June 30, 2015 and June 30, 2014, respectively, of which $356.3 million and $275.4 million, respectively, are time deposits classified as $100,000 or more.

The scheduled maturities of time deposits are as follows:

At June 30,
(Dollars in thousands)	2015
Within 12 months	$373,999
13 to 24 months	73,118
25 to 36 months	36,991
37 to 48 months	4,605
49 to 60 months	71,212
Thereafter	231,553
Total	$791,478

At June 30, 2015 and 2014, the Company had deposits from principal officers, directors and their affiliates in the amount of $4,458 and $907, respectively.

7. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2015 and 2014, the Company’s fixed-rate FHLB advances had interest rates that ranged from 0.24% to 5.62% with a weighted average of 1.36% and ranged from 0.18% to 5.62% with a weighted average of 0.97%, respectively.

Fixed-rate advances from FHLB are scheduled to mature as follows:

	At June 30,
	2015		2014
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$323,000	0.45%	$555,000	0.32%
After one but within two years	95,000	1.24%	15,000	2.46%
After two but within three years	30,000	2.80%	115,000	1.36%
After three but within four years	135,000	2.03%	30,000	2.80%
After four but within five years	55,000	1.79%	135,000	2.03%
After five years	115,000	2.65%	60,000	2.58%
Total	$753,000	1.36%	$910,000	0.97%

At June 30, 2015, a total of $5.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to the Company after specified dates. Under the terms of the putable advances, the Company could be required to repay all of the principal and accrued interest before the maturity date. The weighted-average remaining contractual maturity period of the $5.0 million in advances is 2.58 years and the weighted average remaining period before such advances could be put to the Company is 0.07 years.

The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $2,568,575 and $1,889,405 at June 30, 2015 and 2014, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance is payable in full at its maturity date with a prepayment penalty for fixed and adjustable rate advances.

The maximum amounts advanced at any month-end during the period from the FHLB were $1,075,000, $910,000, and $590,417 during the years ended June 30, 2015, 2014, and 2013, respectively. At June 30, 2015, the Company is fully collateralized and had $1,584,729 available immediately for advances from the FHLB for terms up to ten years.

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has sold securities under various agreements to repurchase for total proceeds of $35,000. The repurchase agreements have fixed interest rates between 3.75% and 4.75%, weighted average rate of 4.38%, and scheduled maturities between April 2017 and December 2017. Under these agreements, the Company may be required to repay the $35,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 2.11 years and the weighted average remaining period before such repurchase agreements could be called is 0.14 years.

9. JUNIOR SUBORDINATED DEBENTURES AND OTHER BORROWINGS

Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% (with LIBOR at 2.68% as of June 30, 2015), with interest paid quarterly starting February 16, 2005.

The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At June 30, 2015 and 2014 there were no amounts outstanding and the available borrowings from this source were $8,705 and $16,582, respectively. The 2015 available borrowings would be collateralized by consumer loans and mortgage-backed securities totaling $11,321 and $13,938, respectively. The Bank has additional unencumbered collateral that could be pledged to the Federal Reserve Bank Discount Window to increase borrowing liquidity.

The Bank has federal funds lines of credit with two major banks totaling $35.0 million. At June 30, 2015 and 2014 the Bank had no outstanding balances on these lines.

10. INCOME TAXES

The provision for income taxes is as follows:

	At June 30,
(Dollars in thousands)	2015	2014	2013
Current:
Federal	$49,801	$31,069	$24,875
State	17,192	9,284	7,653
	66,993	40,353	32,528
Deferred:
Federal	(7,015)	(1,645)	(3,585)
State	(1,803)	(395)	(1,033)
	(8,818)	(2,040)	(4,618)
Total	$58,175	$38,313	$27,910

The differences between the statutory federal income tax rate and the effective tax rates are summarized as of:

	At June 30,
	2015	2014	2013
Statutory federal tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	6.81%	6.67%	7.29%
Cash surrender value	(0.04)%	(0.07)%	(0.09)%
Tax credits	(0.24)%	(0.20)%	(0.69)%
Non-taxable income	(0.58)%	(0.56)%	(0.79)%
Other	0.35%	(0.20)%	0.20%
Effective tax rate	41.30%	40.64%	40.92%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses and charge-offs	$13,047	$8,398
State taxes	2,581	973
Stock-based compensation expense	1,397	885
Unrealized net losses on securities	6,905	7,899
Deferred bonus / vacation	416	495
Securities impaired	10,903	9,633
Deferred loan fees	60	—
Total deferred tax assets	35,309	28,283
Deferred tax liabilities:
Deferred loan fees	—	(467)
FHLB stock dividend	(1,180)	(1,171)
Other assets—prepaids	(632)	(427)
Depreciation	(542)	(973)
Total deferred tax liabilities	(2,354)	(3,038)
Net deferred tax asset	$32,955	$25,245

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2015 and 2014, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.
The following is a reconciliation of the beginning and ending amount of unrecognized tax positions for the periods presented:

(Dollars in thousands)	2015	2014	2013
Balance at July 1	$293	$1,122	$78
Additions – current year tax positions	135	55	678
Additions – prior year tax positions	568	30	568
Reductions – prior year tax positions	(217)	(914)	(202)
Total liability for unrecognized tax positions at June 30	$779	$293	$1,122
The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the years ended June 30, 2012, 2013, and 2014 and its state taxing authorities income tax returns for the years ended June 30, 2011, 2012, 2013 and 2014 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.

11. STOCKHOLDERS’ EQUITY

Common Stock. Changes in common stock issued and outstanding were as follows:

	At June 30,
	2015		2014		2013
	Issued	Outstanding	Issued	Outstanding	Issued	Outstanding
Beginning of year:	15,423,822	14,451,900	14,638,229	13,733,325	12,321,578	11,512,536
Common stock issued through option exercise or exchange	86,350	44,063	55,532	55,532	27,135	27,135
Common stock issued through public offering	949,089	949,089	560,301	560,301	200,000	200,000
Common stock issued through preferred stock conversion	—	—	—	—	1,855,411	1,855,411
Common stock issued through grants of restricted stock units	129,850	73,699	169,760	102,742	234,105	138,243
End of year:	16,589,111	15,518,751	15,423,822	14,451,900	14,638,229	13,733,325

On March 11, 2013, the Company entered into an At-the-Market (ATM) Equity Distribution Agreement with each of Raymond
James & Associates, Inc., JMP Securities LLC, Liquidnet, Inc., and Sandler O’Neill + Partners L.P. (the “Distribution Agents”) pursuant to which we may issue and sell through the Distribution Agents from time to time shares of our common stock in at the market offerings with an aggregate offering price of up to $50,000 (the “ATM Offering”). The sales of shares of our common stock under the Equity Distribution Agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NASADAQ Global Select Market (the principal existing trading market for our common stock), or sales made through a market maker or any other trading market for our common stock, or (with prior consent) in privately negotiated transactions at negotiated prices.

The aggregate compensation payable to the Distribution Agents under the Distribution Agreement is 2.5% of the gross sales price of the shares sold under the agreement. The Company has also agreed to reimburse the Distribution Agents for up to $125 of their expenses and have provided the Distribution Agents with customary indemnification rights.

In fiscal year 2013, the Company commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through June 30, 2014 are as follows (dollars in thousands, except per share data):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates	March 2013	$35.25	200,000	$6,874	$176
Raymond James & Associates	October 2013	$70.53	49,580	$3,409	$87
Raymond James & Associates	November 2013	$72.37	147,820	$10,431	$267
Raymond James & Associates	December 2013	$79.30	38,599	$2,984	$77
Raymond James & Associates	January 2014	$80.39	90,000	$7,054	$181
Raymond James & Associates	February 2014	$81.51	49,608	$3,942	$101
Sandler O'Neill & Partners, L.P.	May 2014	$77.83	124,000	$9,409	$241
Sandler O'Neill & Partners, L.P.	June 2014	$78.52	60,694	$4,647	$119
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

The aggregate compensation payable to the Distribution Agents under the Distribution Agreement is 2.5% of the gross sales price of the shares sold under the agreement. The Company has also agreed to reimburse the Distribution Agents for up to $75 of their expenses and have provided the Distribution Agents with customary indemnification rights.

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
As of January 31, 2015, the total gross sales were $50,000 and completed this offering.
On February 23, 2015, we entered into an ATM Equity Distribution Agreement with FBR Capital Markets & Co., Sterne, Agee & Leach, Inc. and Raymond James & Associates, Inc. (the “2015 Distribution Agents”) pursuant to which we may issue and sell through the 2015 Distribution Agents from time to time shares of our common stock in at the market offerings with an aggregate offering price of up to $50,000 (the “2015 ATM Offering”). The sales of shares of our common stock under the Equity Distribution Agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Select Market (the principal existing trading market for our common stock), or sales made through a market maker or any other trading market for our common stock, or (with our prior consent) in privately negotiated transactions at negotiated prices.
The aggregate compensation payable to the 2015 Distribution Agents under the Distribution Agreement will not exceed 2.5% of the gross sales price of the shares sold under the agreement. We have also agreed to reimburse the 2015 Distribution Agents for up to $75 in their expenses through September 30, 2015 and up to $25 thereafter and have provided the 2015 Distribution Agents with customary indemnification rights.

In February 2015, we commenced sales of common stock through the 2015 ATM Offering. The details of the shares of common stock sold through the 2015 ATM Offering through June 30, 2015 are as follows (dollars in thousands, except per share data):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
FBR Capital Markets & Co.	February 2015	$90.71	10,000	$884	$23
FBR Capital Markets & Co.	March 2015	$93.50	129,632	$11,818	$303
FBR Capital Markets & Co.	April 2015	$92.41	66,272	$5,971	$153
FBR Capital Markets & Co.	May 2015	$94.77	30,700	$2,837	$73
FBR Capital Markets & Co.	June 2015	$98.77	62,898	$6,057	$155
As of June 30, 2015, the total gross sales were $28,300 and the remaining amount of common stock we have available under the 2015 ATM offering to sell was $21,700.

Convertible Preferred Stock. On October 28, 2003, the Company commenced a private placement of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock (the “Series A preferred stock”). The rights, preferences and privileges of the Series A preferred stock were established in a certificate filed by the Company with the State of Delaware on October 27, 2003, and generally include the holder’s right to a six percent (6%) per annum cumulative dividend payable quarterly and the Company’s right to redeem some or all of the remaining 515 shares at $10,000 face value outstanding shares. The holder’s right to convert to the Company’s common stock expired on January 1, 2009.

During the fiscal year ended June 30, 2004, the Company issued $6,750 of Series A preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $113. Before the expiration of the conversion right, holders of the Series A converted 160 shares of Series A preferred to common stock. The Company has declared dividends to holders of its Series A preferred stock totaling $309 for each of the years ended June 30, 2015, 2014, and 2013, respectively.

On September 11, 2012, the Company mandatorily converted the outstanding 20,132 shares of the Series B non-cumulative perpetual convertible preferred stock (“the series B preferred stock”). The Series B preferred stock was converted into 1,246,571 shares of our common stock, which reflects an approximate initial conversion price of $16.15 per share of our common stock, plus cash in lieu of fractional shares.

On various dates beginning on October 11, 2012, the Company entered into subscription agreements (the “Subscription Agreements”) with various institutional and individual accredited investors under which the Company sold an aggregate of 1,857 shares of its 6.0% Series C Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) for a purchase price of $10,000 per share or an aggregate of $18,570, with net proceeds after expenses of approximately $18,544. The terms of the Series C Preferred Stock are more fully described in the Certificate of Designations filed by the Company with the Secretary of State of the State of Delaware on October 11, 2012 designating the rights, preferences and privileges of the Series C Preferred Stock (the “Certificate of Designations”).

On April 24, 2013, the Company completed the mandatory conversion of the Company’s 1,857 shares of the Series C preferred stock. The Series C preferred stock was converted into 608,840 shares of common stock, which reflects an approximate initial conversion price of $30.50 per share of our common stock, plus cash in lieu of fractional shares.

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

In November 2007, the shareholders of the Company approved the termination of the 1999 Plan. No new option awards will be made under the 1999 Plan and the outstanding awards under the 1999 Plan will continue to be subject to the terms and conditions of the 1999 Plan. As of June 30, 2014 there were no longer any outstanding stock options under the 1999 plan.

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

Stock Options. A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares [1]	Weighted-Average Exercise Price Per Share
Outstanding—June 30, 2012	190,117	$8.93
Granted	—	—
Exercised	(27,135)	9.59
Converted	—	—
Canceled	(500)	11.00
Outstanding—June 30, 2013	162,482	$8.81
Granted	—	—
Exercised	(55,532)	9.00
Converted	—	—
Canceled	—	—
Outstanding—June 30, 2014	106,950	$8.71
Granted	—	—
Exercised	(86,350)	9.04
Converted	—	—
Canceled	—	—
Outstanding—June 30, 2015	20,600	$7.35
Options exercisable—June 30, 2013	162,482	$8.81
Options exercisable—June 30, 2014	106,950	$8.71
Options exercisable—June 30, 2015	20,600	$7.35
1 All options outstanding are vested.

The following table summarizes information as concerning currently outstanding and exercisable options:

June 30, 2015
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$7.35	20,600	1.1	20,600	$7.35

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at June 30, 2015 was $2,026. The aggregate intrinsic value of options exercised or converted during the years ended June 30, 2015, 2014 and 2013 was $7,834, $4,021 and $929, respectively.

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

During the fiscal year ended June 30, 2015, the Company’s Board of Directors granted 193,956 restricted stock units to employees and directors. The chief executive officer received 72,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2015, vest over three years, one-third on each anniversary of the grant date and 129,850 shares were vested and issued and 16,776 shares were canceled as of June 30, 2015.

The Company’s income before income taxes and net income for the years ended June 30, 2015, 2014 and 2013 included stock compensation expense of $6,648, $4,358 and $3,297, respectively. The income tax benefit was $2,746, $1,771 and $1,349, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At June 30, 2015, expense related to stock option grants has been fully recognized.

At June 30, 2015 unrecognized compensation expense related to non-vested awards aggregated to $16,118 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year ended June 30:
2016	$7,465
2017	5,831
2018	2,822
Total	$16,118

The following table presents the status and changes in restricted stock units grants for the periods indicated:

		Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2012		360,662	$13.20
	Granted	181,483	28.83
	Vested	(213,355)	13.32
	Canceled	(30,305)	18.01
Non-vested balance at June 30, 2013		298,485	$22.13
	Granted	132,944	59.91
	Vested	(169,760)	23.37
	Canceled	(25,230)	34.41
Non-vested balance at June 30, 2014		236,439	$41.17
	Granted	193,959	79.94
	Vested	(129,850)	40.44
	Canceled	(16,776)	56.53
Non-vested balance at June 30, 2015		283,772	$68.05

The total fair value of shares vested during the years ended June 30, 2015, 2014 and 2013 was $11,907, $12,211 and $8,070, respectively.

13. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS:

	At June 30,
(Dollars in thousands, except per share data)	2015	2014	2013
Earnings Per Common Share
Net income	$82,682	$55,956	$40,291
Preferred stock dividends	(309)	(309)	(835)
Net income attributable to common shareholders	$82,373	$55,647	$39,456
Average common shares issued and outstanding	14,984,961	14,039,809	12,758,381
Average unvested restricted stock grant and RSU shares	309,516	328,015	398,265
Total qualifying shares	15,294,477	14,367,824	13,156,646
Earnings per common share	$5.39	$3.87	$3.00
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$82,373	$55,647	$39,456
Preferred stock dividends to dilutive convertible preferred	—	—	533
Dilutive net income attributable to common shareholders	$82,373	$55,647	$39,989
Average common shares issued and outstanding	15,294,477	14,367,824	13,156,646
Dilutive effect of stock options	56,614	74,868	88,519
Dilutive effect of convertible preferred stock	—	—	574,247
Total dilutive common shares issued and outstanding	15,351,091	14,442,692	13,819,412
Diluted earnings per common share	$5.37	$3.85	$2.89

14. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases office space under an operating lease agreement scheduled to expire in June 2020. The Company pays property taxes, insurance and maintenance expenses related to this lease. Rent expense for the years ended June 30, 2015, 2014, and 2013 was $2,806, $2,111, and $1,644, respectively.

Pursuant to the terms of these non-cancelable lease agreements in effect at June 30, 2015, future minimum lease payments are as follows:

(Dollars in thousands)	Future minimum lease payments
2016	$2,673
2017	3,292
2018	3,654
2019	3,821
2020	3,993
Thereafter	—
Total	$17,433

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

At June 30, 2015, we had fixed and variable rate commitments to originate or purchase loans with an aggregate outstanding principal balance of $68,030 and $143,995 for total commitments to originate of $212,025. For June 30, 2015, our fixed rate commitments to originate had a weighted-average rate of 3.81%. For June 30, 2014, we had fixed and variable rate commitments to originate or purchase loans with an aggregate outstanding principal balance of $40,529 and $133,513 for total commitments to originate of $174,042. For June 30, 2014, our fixed rate commitments to originate had a weighted average rate of 4.06%. At June 30, 2015, we also had fixed and variable rate commitments to sell loans with an aggregate outstanding principal balance of $77,188 and $11,446 for total commitments to sell of $88,634. For June 30, 2014, we had fixed and variable rate commitments to sell of $45,090 and $9,832 for total commitments to sell of $54,922. At June 30, 2015 and 2014, 64.8% and 26.3% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.

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

16. MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on the consolidated financial statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for June 30, 2015, reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and Bank. Prior to January 1, 2015, the Bank was subject to capital requirements under Basel I and there were no capital requirements for the Company. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2015, the Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2015, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2015 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements were as follows:

	June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank
Tier 1 leverage (core) capital (to adjusted average assets)	$522,891	9.25%	$226,168	4.00%	$282,710	5.00%
Common equity tier 1 capital (to risk weighted assets)	$522,891	14.58%	$161,332	4.50%	$233,035	6.50%
Tier 1 capital (to risk-weighted assets)	$522,891	14.58%	$215,109	6.00%	$286,812	8.00%
Total capital (to risk-weighted assets)	$551,218	15.38%	$286,812	8.00%	$358,515	10.00%

	June 30, 2014
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank
Tier 1 leverage (core) capital (to adjusted tangible assets)	$382,441	8.66%	$176,639	4.00%	$220,799	5.00%
Tier 1 capital (to risk-weighted assets)	$382,441	14.42%	N/A	N/A	$159,181	6.00%
Total capital (to risk-weighted assets)	$400,814	15.11%	$212,241	8.00%	$265,302	10.00%
Tangible capital (to tangible assets)	$382,441	8.66%	$66,240	1.50%	N/A	N/A

The Company’s capital amounts, capital ratios and capital requirements were as follows:

	June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage (core) capital (to adjusted average assets)	$542,924	9.59%	$226,404	4.00%	$283,005	5.00%
Tier 1 capital (to risk-weighted assets)	$537,861	14.98%	$161,614	4.50%	$233,443	6.50%
Total capital (to risk-weighted assets)	$542,924	15.12%	$215,486	6.00%	$287,315	8.00%
Tangible capital (to tangible assets)	$571,251	15.91%	$287,315	8.00%	$359,143	10.00%

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, the Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. If the capital conservation buffer were in effect at June 30, 2015, the Company and Bank would exceed the requirement.

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

On April 22, 2010, the Company and Andrew J. Micheletti, the Company’s Executive Vice President and Chief Financial Officer, entered into a material definitive agreement entitled First Amended Employment Agreement (the “Amended Agreement”). Mr. Micheletti’s original employment agreement was effective July 1, 2003, and the Amended Agreement replaces the original agreement effective July 1, 2009. The Amended Agreement adds two achievement-based awards; an annual cash bonus target of 30% of current salary based upon specific performance measurements and provides a return on equity benefit of 15,000 shares of the Company’s common stock. The return on equity benefit is based upon the Company’s achievement of certain levels of return on equity as calculated at the end of each fiscal year. The annual award of common stock units under the return on equity benefit will vest over three years and each year the 15,000 share base award will be adjusted down or up by a series of multiplication factors (ranging from 0, up to 3.4 times) depending on the level of return on equity the Company achieves in each fiscal year. Both the cash bonus and the return on equity benefits require approval by the Board of Directors and the Chief Executive Officer annually under the Amended Agreement. These benefits replaced the deferred compensation and pre-tax net income benefits established in Mr. Micheletti’s original agreement in 2003.

401(k) Plan. The Company has a 401(k) plan whereby substantially all of its employees may participate in the plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company expects to implement an employer matching program whereby employer contributions are made to the 401(k) plan. For the 401(k) plan year ending December 31, 2015, the Company plans to make employer contributions in an amount equal to 50% of the first 8% of an employee’s designated deferral of their eligible compensation. For the fiscal year ended June 30, 2015, 2014, and 2013 expense attributable to the plan amounted to $110, $1, and $7, respectively.

Deferred Compensation Plans. Effective August 1, 2003, the Company adopted the Bank of Internet USA Nonqualified Deferred Compensation Plans (“Deferred Compensation Plans”) which cover designated key management employees and directors who elect to participate. The Deferred Compensation Plans allow eligible employees and directors to elect to defer up to 100% of their compensation, including commissions, bonuses and director fees. Although the Deferred Compensation Plans provide that the Company may make discretionary contributions to a participant’s account, no such discretionary contributions have been made through June 30, 2015. Participant deferrals are fully vested at all times, and discretionary contributions, if any, will be subject to a vesting schedule specified by the Company. Participants in the Deferred Compensation Plans may elect to invest their accounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the book value of the Company’s common stock. The Compensation Committee of the Board of Directors administrates the Deferred Compensation Plans. At June 30, 2015 and 2014, there was $0 and $0 deferred in connection with the Deferred Compensation Plans.

18. PARENT-ONLY CONDENSED FINANCIAL INFORMATION

The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the consolidated financial statements of the Company and the other notes to the consolidated financial statements:
BofI Holding, Inc. CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2015	2014
ASSETS
Cash and cash equivalents	$22,729	$3,049
Loans	39	34
Investment securities	204	88
Other assets	6,155	4,184
Due from subsidiary	3	86
Investment in subsidiary	513,701	372,074
Total assets	$542,831	$379,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Accrued interest payable	14	15
Accounts payable and accrued liabilities	4,136	3,567
Total liabilities	9,305	8,737
Stockholders’ equity	533,526	370,778
Total liabilities and stockholders’ equity	$542,831	$379,515

BofI Holding, Inc. STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands)	2015	2014	2013
Interest income	$111	$82	$130
Interest expense	143	143	151
Net interest (expense) income	(32)	(61)	(21)
Provision for loan losses	—	—	—
Net interest (expense) income, after provision for loan losses	(32)	(61)	(21)
Non-interest income (loss)	(9)	(3)	(112)
Non-interest expense	4,678	3,218	2,532
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiary	(4,719)	(3,282)	(2,665)
Dividends from subsidiary	—	2,600	1,300
Equity in undistributed earnings of subsidiary	87,401	56,638	41,656
Net income	$82,682	$55,956	$40,291
Comprehensive income	$83,649	$56,390	$34,926

BofI Holding, Inc. STATEMENT OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,682	$55,956	$40,291
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(69)	(41)	(70)
Impairment charge on securities	9	56	113
Accretion of discounts on loans	(12)	(12)	(10)
Stock-based compensation expense	6,648	4,358	3,297
Tax effect from exercise of common stock options and vesting of restricted stock grants	(5,526)	(4,856)	(2,332)
Equity in undistributed earnings of subsidiary	(85,368)	(72,296)	(41,693)
Decrease (increase) in other assets	(1,972)	(2,400)	(442)
Increase (decrease) in other liabilities	(3,702)	(616)	(8)
Net cash provided by (used in) operating activities	(7,310)	(19,851)	(854)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayments on loans	7	9	5
Investment in subsidiary	(55,000)	(42,073)	(20,000)
Net cash used in investing activities	(54,993)	(42,064)	(19,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock—Series B & C	—	—	18,544
Proceeds from exercise of common stock options	781	500	260
Proceeds from issuance of common stock	75,985	41,576	6,765
Tax effect from exercise of common stock options and vesting of restricted stock grants	5,526	4,856	2,332
Cash dividends on preferred stock	(309)	(309)	(1,137)
Net cash provided by (used in) financing activities	81,983	46,623	26,764
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,680	(15,292)	5,915
CASH AND CASH EQUIVALENTS—Beginning of year	3,049	18,341	12,426
CASH AND CASH EQUIVALENTS—End of year	$22,729	$3,049	$18,341

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended in Fiscal Year 2015
(Dollars in thousands)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$67,567	$62,911	$59,081	$54,805
Interest expense	12,273	12,246	10,970	9,930
Net interest income	55,294	50,665	48,111	44,875
Provision for loan losses	2,900	2,900	2,900	2,500
Net interest income after provision for loan losses	52,394	47,765	45,211	42,375
Non-interest income	10,278	8,366	6,697	5,249
Non-interest expense	20,752	20,343	18,937	17,446
Income before income taxes	41,920	35,788	32,971	30,178
Income tax expense	17,525	14,714	13,599	12,337
Net income	$24,395	$21,074	$19,372	$17,841
Net income attributable to common stock	$24,318	$20,997	$19,294	$17,764
Basic earnings per share	$1.55	$1.35	$1.27	$1.20
Diluted earnings per share	$1.54	$1.35	$1.26	$1.20

	Quarters Ended in Fiscal Year 2014
(Dollars in thousands)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$50,142	$45,163	$41,227	$36,346
Interest expense	9,646	9,500	8,400	8,236
Net interest income	40,496	35,663	32,827	28,110
Provision for loan losses	2,250	1,600	1,000	500
Net interest income after provision for loan losses	38,246	34,063	31,827	27,610
Non-interest income	4,723	5,212	5,543	6,976
Non-interest expense	15,766	14,347	15,304	14,514
Income before income taxes	27,203	24,928	22,066	20,072
Income tax expense	11,193	10,318	8,912	7,890
Net income	$16,010	$14,610	$13,154	$12,182
Net income attributable to common stock	$15,933	$14,533	$13,077	$12,104
Basic earnings per share	$1.09	$1.00	$0.92	$0.85
Diluted earnings per share	$1.09	$1.00	$0.91	$0.85