Form 10-Q
period 2015-09-30
BofI Holding, Inc.
filed 2015-10-29
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 15,745,197 shares of common stock, $0.01 par value per share, as of October 23, 2015.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2015	June 30, 2015
ASSETS
Cash and due from banks	$366,711	$222,774
Federal funds sold	1,135	100
Total cash and cash equivalents	367,846	222,874
Securities:
Trading	7,902	7,832
Available-for-sale	164,575	163,361
Held-to-maturity—fair value $223,525 as of September 2015 and $228,323 as of June 2015	221,573	225,555
Stock of the Federal Home Loan Bank, at cost	62,802	66,270
Loans held for sale, carried at fair value	35,252	25,430
Loans held for sale, lower of cost or fair value	71,051	77,891
Loans—net of allowance for loan losses of $31,078 as of September 2015 and $28,327 as of June 2015	5,225,319	4,928,618
Accrued interest receivable	22,364	20,268
Furniture, equipment and software—net	8,324	8,551
Deferred income tax	31,280	32,955
Cash surrender value of life insurance	5,852	5,806
Mortgage servicing rights, carried at fair value	2,687	2,098
Other real estate owned and repossessed vehicles	910	1,240
Other assets	31,911	34,970
TOTAL ASSETS	$6,259,648	$5,823,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$419,107	$309,339
Interest bearing	4,336,255	4,142,578
Total deposits	4,755,362	4,451,917
Securities sold under agreements to repurchase	35,000	35,000
Advances from the Federal Home Loan Bank	821,000	753,000
Subordinated debentures	5,155	5,155
Accrued interest payable	1,144	1,266
Accounts payable and accrued liabilities and other liabilities	63,770	43,855
Total liabilities	5,681,431	5,290,193
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of September 2015 and June 2015	5,063	5,063
Common stock—$0.01 par value; 50,000,000 shares authorized; 16,793,248 shares issued and 15,704,126 shares outstanding as of September 2015; 16,589,111 shares issued and 15,518,751 shares outstanding as of June 2015	168	166
Additional paid-in capital	317,235	296,507
Accumulated other comprehensive income (loss)—net of tax	(8,529)	(9,399)
Retained earnings	291,257	265,833
Treasury stock, at cost; 1,089,122 shares as of September 2015 and 1,070,360 shares as of June 2015	(26,977)	(24,644)
Total stockholders’ equity	578,217	533,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,259,648	$5,823,719
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$65,078	$48,983
Investments	6,151	5,822
Total interest and dividend income	71,229	54,805
INTEREST EXPENSE:
Deposits	9,023	7,244
Advances from the Federal Home Loan Bank	2,652	2,180
Other borrowings	426	506
Total interest expense	12,101	9,930
Net interest income	59,128	44,875
Provision for loan losses	2,400	2,500
Net interest income, after provision for loan losses	56,728	42,375
NON-INTEREST INCOME:
Other-than-temporary loss on securities:
Total impairment (losses) gains	(742)	(1,211)
Loss (gain) recognized in other comprehensive income	624	—
Net impairment loss recognized in earnings	(118)	(1,211)
Fair value gain (loss) on trading securities	70	121
Total unrealized (loss) gain on securities	(48)	(1,090)
Prepayment penalty fee income	876	877
Gain on sale – other	3,696	916
Mortgage banking income	1,878	3,063
Banking service fees and other income	3,387	1,483
Total non-interest income	9,789	5,249
NON-INTEREST EXPENSE:
Salaries and related costs	14,322	9,697
Professional services	363	802
Occupancy and equipment	913	721
Data processing and internet	1,880	1,514
Advertising and promotional	1,628	1,306
Depreciation and amortization	1,008	717
Real estate owned and repossessed vehicles	(74)	57
FDIC and regulator fees	1,064	778
Other general and administrative	1,814	1,854
Total non-interest expense	22,918	17,446
INCOME BEFORE INCOME TAXES	43,599	30,178
INCOME TAXES	18,098	12,337
NET INCOME	$25,501	$17,841
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$25,424	$17,764
COMPREHENSIVE INCOME	$26,371	$20,125
Basic earnings per share	$1.60	$1.20
Diluted earnings per share	$1.60	$1.20
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2015	2014
NET INCOME	$25,501	$17,841
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(178) and $718 for the three months ended September 30, 2015 and 2014, respectively.	(236)	972
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $(835) and $(968) for the three months ended September 30, 2015 and 2014, respectively.	1,106	1,312
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $0 and $0 for the three months ended September 30, 2015 and 2014, respectively.	—	—
Other comprehensive income (loss)	870	2,284
Comprehensive income	$26,371	$20,125

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2015	515	$5,063	16,589,111	(1,070,360)	15,518,751	$166	$296,507	$265,833	$(9,399)	$(24,644)	$533,526
Net income	—	—	—	—	—	—	—	25,501	—	—	25,501
Other comprehensive income	—	—	—	—	—	—	—	—	870	—	870
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Issuance of common stock	—	—	140,000	—	140,000	2	16,000	—	—	—	16,002
Stock-based compensation expense	—	—	—	—	—	—	2,258	—	—	—	2,258
Restricted stock grants and tax benefits	—	—	44,137	(18,762)	25,375	—	1,331	—	—	(2,333)	(1,002)
Stock option exercises and tax benefits	—	—	20,000	—	20,000	—	1,139	—	—	—	1,139
BALANCE—September 30, 2015	515	$5,063	16,793,248	(1,089,122)	15,704,126	$168	$317,235	$291,257	$(8,529)	$(26,977)	$578,217

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,501	$17,841
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(1,233)	(1,534)
Net accretion of discounts on loans	694	(730)
Stock-based compensation expense	2,258	1,320
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(2,323)	(552)
Valuation of financial instruments carried at fair value	(70)	(121)
Impairment charge on securities	118	1,213
Provision for loan losses	2,400	2,500
Deferred income taxes	423	(681)
Origination of loans held for sale	(272,291)	(191,630)
Unrealized (gain) loss on loans held for sale	236	45
Gain on sales of loans held for sale	(5,574)	(3,935)
Proceeds from sale of loans held for sale	270,533	232,951
Change in fair value of mortgage servicing rights	145	(5)
(Gain) loss on sale of other real estate and foreclosed assets	(74)	12
Depreciation and amortization of furniture, equipment and software	1,008	717
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(2,096)	(1,505)
Other assets	2,043	(1,702)
Accrued interest payable	(122)	(155)
Accounts payable and accrued liabilities	19,884	4,867
Net cash provided by (used in) operating activities	41,460	58,916
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(8,989)	—
Proceeds from repayment of securities	14,994	17,616
Purchase of stock of Federal Home Loan Bank	(27,591)	(11,850)
Proceeds from redemption of stock of Federal Home Loan Bank	31,059	4,095
Origination of loans for portfolio	(814,017)	(813,058)
Origination of mortgage warehouse loans, net	(11,055)	—
Proceeds from sales of other real estate owned and repossessed assets	599	30
Principal repayments on loans	529,453	392,040
Net purchases of furniture, equipment and software	(781)	(1,372)
Net cash used in investing activities	(286,328)	(412,499)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	303,445	220,220
Proceeds from Federal Home Loan Bank advances	317,000	695,000
Repayment of Federal Home Loan Bank advances	(249,000)	(530,000)
Settlement of securities sold under agreements to repurchase	—	(10,000)
Proceeds from exercise of common stock options	147	—
Proceeds from issuance of common stock	16,002	20,560
Tax benefit from exercise of common stock options and vesting of restricted stock grants	2,323	556
Cash dividends on preferred stock	(77)	(77)
Net cash provided by financing activities	389,840	396,259
NET CHANGE IN CASH AND CASH EQUIVALENTS	144,972	42,676
CASH AND CASH EQUIVALENTS—Beginning of year	222,874	155,584
CASH AND CASH EQUIVALENTS—End of period	$367,846	$198,260
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$12,223	$10,086
Income taxes paid	$1,595	$14,802
Transfers to other real estate owned and repossessed vehicles from loans	$177	$—
Transfers from loans held for sale to loans held for investment	$14,419	$7,127
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except per share data)
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, BofI Federal Bank (the “Bank” and collectively with BofI Holding, Inc., the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2015 included in our Annual Report on Form 10-K.

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
Allowance for Loan Losses. The allowance for loan losses is maintained at a level estimated to provide for probable incurred losses in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible. Allocations of the allowance may be made for specific loans but the entire allowance is available for any loan that, in management’s judgment, should be charged off. See Note 5 of these financial statement footnotes and the financial statement footnotes for the year ended June 30, 2015 included in our Annual Report on Form 10-K for further information.

H&R Block Bank Deposit Acquisition. On August 31, 2015, the Bank completed the acquisition of approximately $419 million in deposits consisting of checking, individual retirement savings, and CD accounts from H&R Block Bank and its parent company, H&R Block, Inc. (“H&R Block”). Additionally, the Bank and Emerald Financial Services, LLC (“EFS”), a Delaware limited liability company and wholly-owned subsidiary of H&R Block, entered into the Program Management Agreement, dated August 31, 2015; the Bank and H&R Block, EFS, HRB Participant I, LLC, a Delaware limited liability company and wholly-owned subsidiary of H&R Block, entered into the Emerald Receivables Participation Agreement, dated August 31, 2015; and the Bank and H&R Block entered into the Guaranty Agreement, dated August 31, 2015.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At September 30, 2015, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 21.3% of all banks in the collateral pools, compared to 18.7% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At September 30, 2015, the Company used a weighted average discount margin of 475 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic activity, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at September 30, 2015 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $832. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $962.
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

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. For each security, the Company inputs a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of each security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The national unemployment rate announced prior to the end of the period covered by this report (reported for August 2015) was 5.1%, down from the high of 10.2% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at September 30, 2015 are from 18.4% up to 88.7% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at September 30, 2015 are from 1.5% up to 16.2% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at September 30, 2015, the Company computed its discount rates as a spread between 243 and 862 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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
Mortgage Banking Derivatives. Fair value for mortgage banking derivatives are either based upon prices in active secondary markets for identical securities or based on quoted market prices of similar assets used to form a dealer quote or a pricing matrix. If no such quoted price exists, the fair value of a commitment is determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment. These fair values are then adjusted for items such as fallout and estimated costs to originate the loan.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and June 30, 2015. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,902	$7,902
Securities—Available-for-Sale:
Agency RMBS	$—	$40,364	$—	$40,364
Non-Agency RMBS	—	—	24,993	24,993
Municipal	—	22,114	—	22,114
Other Debt Securities	—	77,104	—	77,104
Total—Securities—Available-for-Sale	$—	$139,582	$24,993	$164,575
Loans Held for Sale	$—	$35,252	$—	$35,252
Mortgage Servicing Rights	$—	$—	$2,687	$2,687
Other assets – Derivative Instruments	$—	$—	$1,627	$1,627
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$609	$609

	June 30, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,832	$7,832
Securities—Available-for-Sale:
Agency RMBS	$—	$43,491	$—	$43,491
Non-Agency RMBS	—	—	26,633	26,633
Municipal	—	22,035	—	22,035
Other Debt Securities	—	71,202	—	71,202
Total—Securities—Available-for-Sale	$—	$136,728	$26,633	$163,361
Loans Held for Sale	$—	$25,430	$—	$25,430
Mortgage Servicing Rights	$—	$—	$2,098	$2,098
Other assets – Derivative Instruments	$—	$—	$2,261	$2,261
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$—	$—

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2015
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$7,832	$26,633	$2,098	$2,261	$38,824
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	70	—	—	—	70
Included in earnings—Mortgage banking income	—	—	(145)	(1,243)	(1,388)
Included in other comprehensive income	—	(246)	—	—	(246)
Purchases, issues, sales and settlements:
Purchases	—	—	734	—	734
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(1,359)	—	—	(1,359)
Other-than-temporary impairment	—	(35)	—	—	(35)
Closing balance	$7,902	$24,993	$2,687	$1,018	$36,600

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$70	$—	$(145)	$(1,243)	$(1,318)

	For the Three Months Ended
	September 30, 2014
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$8,066	$37,409	$562	$875	$46,912
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain on trading securities	121	—	—	—	121
Included in earnings—Mortgage banking	—	—	3	68	71
Included in other comprehensive income	—	(138)	—	—	(138)
Purchases, issues, sales and settlements:
Purchases	—	—	184	—	184
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(3,051)	—	—	(3,051)
Other-than-temporary impairment	—	(49)	—	—	(49)
Closing balance	$8,187	$34,171	$749	$943	$44,050
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$121	$—	$3	$68	$192

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	September 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$7,902	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	18.8 to 29.8% (24.3%) 4.8 to 4.8% (4.8%)
Securities – Available-for-Sale: Non-agency RMBS	$24,993	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	11.3 to 20.6% (14.8%) 1.5 to 15.0% (5.6%) 35.7 to 67.0% (51.2%) 2.4 to 2.9% (2.8%)
Mortgage Servicing Rights	$2,687	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.0 to 16.8% (8.4%) 4.9 to 7.8 (7.0) 9.6 to 9.6% (9.6%)
Derivative Instruments, net	$1,018	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 1.3% (0.7%)

	June 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$7,832	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	18.8 to 29.8% (24.6%) 4.8 to 4.8% (4.8%)
Securities – Available-for-Sale: Non-agency RMBS	$26,633	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	6.3 to 29.5% (13.0%) 1.5 to 19.6% (5.6%) 37.6 to 66.5% (51.1%) 2.4 to 3.0% (2.9%)
Mortgage Servicing Rights	$2,098	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.4 to 19.2% (7.7%) 4.3 to 8.3 (7.4) 9.5 to 10.5% (9.7%)
Derivative Instruments, net	$2,261	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.3% (0.8%)

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Interest income on investments	$58	$56
Fair value adjustment	70	121
Total	$128	$177

The table below summarizes assets measured for impairment on a non-recurring basis:

	September 30, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$23,220	$23,220
Home equity	—	—	8	8
Multifamily real estate secured	—	—	5,283	5,283
Commercial real estate secured	—	—	1,718	1,718
Auto and RV secured	—	—	342	342
Total	$—	$—	$30,571	$30,571
Other real estate owned and repossessed vehicles:
Single family real estate secured	$—	$—	$848	$848
Auto and RV secured	—	—	62	62
Total	$—	$—	$910	$910
HTM Securities – Non-Agency RMBS	$—	$—	$87,013	$87,013

	June 30, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$23,059	$23,059
Home equity	—	—	9	9
Multifamily real estate secured	—	—	5,399	5,399
Commercial real estate secured	—	—	2,128	2,128
Auto and RV secured	—	—	453	453
Total	$—	$—	$31,048	$31,048
Other real estate owned and foreclosed assets:
Single Family real estate secured:	$—	$—	$463	$463
Multifamily real estate secured	—	—	762	762
Auto and RV secured	—	—	15	15
Total	$—	$—	$1,240	$1,240
HTM Securities – Non-Agency RMBS	$—	$—	$88,094	$88,094

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $30,571, after charge-offs of $42 for the three months ended September 30, 2015, and life to date charge-offs of $5,557. Impaired loans had a related allowance of $327 at September 30, 2015.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $910 after charge-offs of $0 for the three months ended September 30, 2015.
Held-to-maturity securities measured for impairment on a non-recurring basis had a fair value of $87,013 and a carrying amount of $86,627 at September 30, 2015, after net impairment charges to income of $83 and changes to other comprehensive income of $2,531 during the three months ended September 30, 2015. The Company recognized net impairment charges to income of $1,164 and changes in other comprehensive loss of $2,280 for the three months ended September 30, 2014. These held-to-maturity securities are valued using Level 3 inputs.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2015 and June 30, 2015.
As of September 30, 2015 and June 30, 2015, the aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	September 30, 2015	June 30, 2015
Aggregate fair value	$35,252	$25,430
Contractual balance	34,481	24,886
Gain	$771	$544
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Interest income	$272	$153
Change in fair value	(1,006)	23
Total	$(734)	$176

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$23,220	Sales comparison approach	Adjustment for differences between the comparable sales	-54.3 to 74.4% (2.9%)
Home equity	$8	Sales comparison approach	Adjustment for differences between the comparable sales	-9.7 to 5.5% (-2.1%)
Multifamily real estate secured	$5,283	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-57.5 to 41.8% (-10.6%)
Commercial real estate secured	$1,718	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-46.4 to 17.7% (-9.3%)
Auto and RV secured	$342	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 24.7% (10.3%)
Other real estate owned:
Single family real estate secured:
Mortgage	$848	Sales comparison approach	Adjustment for differences between the comparable sales	-37.1 to 48.6% (5.1%)
Auto and RV secured	$62	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 20.9% (10.3%)
HTM Securities – Non-Agency RMBS	$87,013	Discounted cash flow	Constant prepayment rate, constant default rate, loss severity, discount rate over LIBOR	2.5 to 25.3% (12.4%) 1.5 to 13.3% (6.2%) 18.4 to 88.7% (58.6%) 2.9 to 8.6% (7.3%)

	June 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$23,059	Sales comparison approach	Adjustment for differences between the comparable sales	-52.5 to 53.7% (3.9%)
Home equity	$9	Sales comparison approach	Adjustment for differences between the comparable sales	-9.7 to 5.5% (-2.1%)
Multifamily real estate secured	$5,399	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-73.4 to 80.6% (-8.3%)
Commercial real estate secured	$2,128	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-66.5 to 81.1% (-10.3%)
Auto and RV secured	$453	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 66.2% (10.8%)
Other real estate owned:
Mortgage	$463	Sales comparison approach	Adjustment for differences between the comparable sales	-20.3 to 12.1% (-4.1%)
Multifamily real estate secured	$762	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-37.1 to 48.6% (5.7%)
Auto and RV secured	$15	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 20.7% (10.3%)
HTM Securities – Non-Agency RMBS	$88,094	Discounted cash flow	Projected Constant prepayment rate, Projected constant default rate, Projected loss severity, Projected discount rate over LIBOR	5.0 to 43.8% (10.5%) 1.5 to 14.6% (6.7%) 15.0 to 65.5% (54.4%) 3.0 to 6.9% (5.8%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at September 30, 2015 and June 30, 2015 were as follows:

	September 30, 2015
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$367,846	$367,846	$—	$—	$367,846
Securities trading	7,902	—	—	7,902	7,902
Securities available-for-sale	164,575	—	139,582	24,993	164,575
Securities held-to-maturity	221,573	—	83,198	140,327	223,525
Loans held for sale, at fair value	35,252	—	35,252	—	35,252
Loans held for sale, at lower of cost or fair value	71,051	—	—	72,067	72,067
Loans held for investment—net	5,225,319	—	—	5,407,473	5,407,473
Accrued interest receivable	22,364	—	—	22,364	22,364
Mortgage servicing rights	2,687	—	—	2,687	2,687
Financial liabilities:
Time deposits and savings	4,755,362	—	4,768,565	—	4,768,565
Securities sold under agreements to repurchase	35,000	—	37,343	—	37,343
Advances from the Federal Home Loan Bank	821,000	—	831,144	—	831,144
Subordinated debentures	5,155	—	5,155	—	5,155
Accrued interest payable	1,144	—	1,444	—	1,444

	June 30, 2015
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$222,874	$222,874	$—	$—	$222,874
Securities trading	7,832	—	—	7,832	7,832
Securities available-for-sale	163,361	—	136,728	26,633	163,361
Securities held-to-maturity	225,555	—	83,441	144,882	228,323
Loans held for sale, at fair value	25,430	—	25,430	—	25,430
Loans held for sale, at lower of cost or fair value	77,891	—	—	77,932	77,932
Loans held for investment—net	4,928,618	—	—	5,011,596	5,011,596
Accrued interest receivable	20,268	—	—	20,268	20,268
Mortgage servicing rights	2,098	—	—	2,098	2,098
Financial liabilities:
Time deposits and savings	4,451,917	—	4,385,034	—	4,385,034
Securities sold under agreements to repurchase	35,000	—	37,489	—	37,489
Advances from the Federal Home Loan Bank	753,000	—	757,265	—	757,265
Subordinated debentures	5,155	—	5,155	—	5,155
Accrued interest payable	1,266	—	1,266	—	1,266

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
The amortized cost, carrying amount and fair value for the major categories of securities: trading, available-for-sale, and held-to-maturity at September 30, 2015 and June 30, 2015 were:

	September 30, 2015
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$40,248	$617	$(501)	$40,364	$40,793	$1,284	$—	$42,077
Non-agency[2]	—	22,409	2,584	—	24,993	144,823	8,258	(12,754)	140,327
Total mortgage-backed securities	—	62,657	3,201	(501)	65,357	185,616	9,542	(12,754)	182,404
Other debt securities:
Municipal	—	21,653	534	(73)	22,114	35,957	5,164	—	41,121
Non-agency	7,902	76,801	829	(526)	77,104	—	—	—	—
Total other debt securities	7,902	98,454	1,363	(599)	99,218	35,957	5,164	—	41,121
Total debt securities	$7,902	$161,111	$4,564	$(1,100)	$164,575	$221,573	$14,706	$(12,754)	$223,525

	June 30, 2015
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$43,738	$701	$(948)	$43,491	$41,993	$1,398	$—	$43,391
Non-agency[2]	—	23,799	2,835	(1)	26,633	147,586	10,045	(12,749)	144,882
Total mortgage-backed securities	—	67,537	3,536	(949)	70,124	189,579	11,443	(12,749)	188,273
Other debt securities:
Municipal	—	21,731	390	(86)	22,035	35,976	4,074	—	40,050
Non-agency	7,832	70,216	1,271	(285)	71,202	—	—	—	—
Total other debt securities	7,832	91,947	1,661	(371)	93,237	35,976	4,074	—	40,050
Total debt securities	$7,832	$159,484	$5,197	$(1,320)	$163,361	$225,555	$15,517	$(12,749)	$228,323
__________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $24,993 at September 30, 2015 consists of nineteen different issues of super senior securities with a fair value of $15,567; one senior structured whole loan security with a fair value of $8,997 and three mezzanine z-tranche securities with a fair value of $429 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2010 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $144,823 at September 30, 2015 consists of 76 different issues of super senior securities totaling $142,638 and one senior-support security with a carrying value of $2,185. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310-30”). Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310-30. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired; however, no charge was recorded for the fiscal 2015 year and no charge was incurred for the three months ended September 30, 2015. At September 30, 2015 the security had a remaining contractual par value of zero dollars and amortizable and non-amortizable premium are currently projected to be zero dollars and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at September 30, 2015 and June 30, 2015 were $38,637 and $39,014 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2015
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$24,248	$(501)	$24,248	$(501)	$—	$—	$—	$—	$—	$—
Non-agency	—	—	—	—	—	—	22,693	(1,528)	64,993	(11,226)	87,686	(12,754)
Total RMBS securities	—	—	24,248	(501)	24,248	(501)	22,693	(1,528)	64,993	(11,226)	87,686	(12,754)
Other Debt:
Municipal Debt	1,370	(73)	—	—	1,370	(73)	—	—	—	—	—	—
Non-agency	35,395	(526)	—	—	35,395	(526)	—	—	—	—	—	—
Total Other Debt	36,765	(599)	—	—	36,765	(599)	—	—	—	—	—	—
Total debt securities	$36,765	$(599)	$24,248	$(501)	$61,013	$(1,100)	$22,693	$(1,528)	$64,993	$(11,226)	$87,686	$(12,754)

	June 30, 2015
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$369	$(2)	$24,974	$(946)	$25,343	$(948)	$—	$—	$—	$—	$—	$—
Non-agency	1,275	(1)	—	—	1,275	(1)	23,450	(1,802)	67,090	(10,947)	90,540	(12,749)
Total RMBS securities	1,644	(3)	24,974	(946)	26,618	(949)	23,450	(1,802)	67,090	(10,947)	90,540	(12,749)
Other Debt:
Municipal Debt	1,358	(86)	—	—	1,358	(86)	—	—	—	—	—	—
Non-agency	19,100	(285)	—	—	19,100	(285)	—	—	—	—	—	—
Total Other Debt	20,458	(371)	—	—	20,458	(371)	—	—	—	—	—	—
Total debt securities	$22,102	$(374)	$24,974	$(946)	$47,076	$(1,320)	$23,450	$(1,802)	$67,090	$(10,947)	$90,540	$(12,749)

There were 32 securities that were in a continuous loss position at September 30, 2015 for a period of more than 12 months. There were 32 securities that were in a continuous loss position at June 30, 2015 for a period of more than 12 months. The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Beginning balance	$(20,503)	$(18,138)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	(95)	(39)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(23)	(1,174)
Ending balance	$(20,621)	$(19,351)

At September 30, 2015, non-agency RMBS with a total carrying amount of $99,290 were determined to have cumulative credit losses of $20,621 of which $118 was recognized in earnings during the three months ended September 30, 2015. This quarter’s other-than-temporary impairment of $118 is related to five non-agency RMBS with a total carrying amount of $2,236. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the non-credit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the non-credit component as a charge to other comprehensive income, net of the related income tax benefit.
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
During the three months ended September 30, 2015 there were no security sales.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	September 30, 2015	June 30, 2015
Available-for-sale debt securities—net unrealized gains	$3,463	$3,877
Available-for-sale debt securities—non-credit related	(266)	(271)
Held-to-maturity debt securities—non-credit related	(16,066)	(18,597)
Subtotal	(12,869)	(14,991)
Tax benefit	4,340	5,592
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(8,529)	$(9,399)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as trading, available-for-sale and held-to-maturity at September 30, 2015 were:

	September 30, 2015
	Trading	Available for sale		Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Fair Value	Carrying Amount	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$—	$3,486	$3,461	$1,295	$1,358
Due one to five years	—	11,053	11,010	5,040	5,283
Due five to ten years	—	9,438	9,470	5,878	6,151
Due after ten years	—	16,271	16,423	28,580	29,285
Total RMBS—U.S. agencies[1]	—	40,248	40,364	40,793	42,077
RMBS—Non-agency:
Due within one year	—	5,420	5,763	24,398	23,718
Due one to five years	—	9,158	10,039	49,660	48,384
Due five to ten years	—	3,209	3,734	36,758	36,030
Due after ten years	—	4,622	5,457	34,007	32,195
Total RMBS—Non-agency	—	22,409	24,993	144,823	140,327
Other debt:
Due within one year	—	21,545	21,693	992	1,126
Due one to five years	—	64,692	64,997	4,606	5,230
Due five to ten years	—	4,853	4,987	7,231	8,217
Due after ten years	7,902	7,364	7,541	23,128	26,548
Total other debt	7,902	98,454	99,218	35,957	41,121
Total	$7,902	$161,111	$164,575	$221,573	$223,525
__________________________
1. Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5.	LOANS & ALLOWANCE FOR LOAN LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2015	June 30, 2015
Single family real estate secured:
Mortgage	$3,180,270	$2,980,795
Home equity	3,497	3,604
Warehouse and other[1]	431,444	385,413
Multifamily real estate secured	1,193,665	1,185,531
Commercial real estate secured	79,571	61,403
Auto and RV secured	19,600	13,140
Factoring	135,482	122,200
Commercial & Industrial	245,551	248,584
Other	2,463	601
Total gross loans	5,291,543	5,001,271
Allowance for loan losses	(31,078)	(28,327)
Unaccreted discounts and loan fees	(35,146)	(44,326)
Total net loans	$5,225,319	$4,928,618
 __________________________________

1.	The balance of single family warehouse loans was $133,058 at September 30, 2015 and $122,003 at June 30, 2015. The remainder of the balance is attributable to single family lender finance loans.

Allowance for Loan Losses. We are committed to maintaining the allowance for loan losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at September 30, 2015, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan portfolio.
Allowance for Loan Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its recreational vehicle (“RV”) and automobile (“auto”) loans based upon the borrower credit score and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at September 30, 2015 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $19,258 of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $5,272; 715 – 769: $6,706; 700 – 714: $2,115; 660 – 699: $3,247 and less than 660: $1,918.
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
The Company had $3,157,050 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,713,182; 61% – 70%: $1,188,556; 71% – 80%: $255,106; and greater than 80%: $206.
The Company had $1,188,382 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $515,112; 56% – 65%: $392,341; 66% – 75%: $265,828; 76% – 80%: $15,101 and greater than 80%: $0.
The Company had $77,853 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $24,453; 51% – 60%: $22,421; 61% – 70%: $26,234; and 71% – 80%: $4,745.
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

The following tables summarize activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended September 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2015	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Provision for loan loss	2,507	(36)	178	(183)	(454)	497	50	(219)	60	2,400
Charge-offs	(16)	(1)	—	—	—	(150)	—	—	—	(167)
Recoveries	158	9	—	—	312	39	—	—	—	518
Balance at September 30, 2015	$16,313	$94	$2,057	$4,180	$961	$1,339	$342	$5,663	$129	$31,078

	For the Three Months Ended September 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Provision for loan loss	1,882	(24)	(43)	537	(70)	401	32	(166)	(49)	2,500
Charge-offs	(37)	—	—	(300)	—	(71)	—	—	—	(408)
Recoveries	3	3	—	—	—	18	—	—	6	30
Balance at September 30, 2014	$9,807	$113	$1,216	$4,022	$965	$1,160	$311	$2,882	$19	$20,495

The following tables present our loans evaluated individually for impairment by class:

	September 30, 2015
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$7,000	$657	$6,343	$240	$6,583	$—
Purchased	6,065	1,922	4,143	99	4,242	—
Multifamily Real Estate Secured:
Purchased	2,557	964	1,593	—	1,593	—
Commercial Real Estate Secured:
Purchased	2,946	1,228	1,718	123	1,841	—
Auto and RV Secured:
In-house originated	1,085	786	299	14	313	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	10,989	—	10,989	—	10,989	255
Purchased	1,745	—	1,745	5	1,750	56
Home Equity:
In-house originated	8	—	8	—	8	1
Multifamily Real Estate Secured:
In-house originated	3,369	—	3,369	50	3,419	2
Purchased	321	—	321	23	344	11
Auto and RV Secured:
In-house originated	43	—	43	2	45	2
Total	$36,128	$5,557	$30,571	$556	$31,127	$327
As a % of total gross loans	0.68%	0.10%	0.58%	0.01%	0.59%	0.01%

	June 30, 2015
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$7,000	$657	$6,343	$129	$6,472	$—
Purchased	6,318	2,083	4,235	157	4,392	—
Multifamily Real Estate Secured:
Purchased	2,569	921	1,648	—	1,648	—
Commercial Real Estate Secured:
Purchased	3,662	1,534	2,128	254	2,382	—
Auto and RV Secured:
In-house originated	1,097	815	282	13	295	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	10,142	—	10,142	—	10,142	214
Purchased	2,339	—	2,339	9	2,348	45
Home Equity:
In-house originated	9	—	9	—	9	1
Multifamily Real Estate Secured:
In-house originated	3,430	—	3,430	43	3,473	2
Purchased	321	—	321	20	341	3
Auto and RV Secured:
In-house originated	171	—	171	4	175	8
Total	$37,058	$6,010	$31,048	$629	$31,677	$273
As a % of total gross loans	0.74%	0.12%	0.62%	0.01%	0.63%	0.01%

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method:

	September 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$311	$1	$—	$13	$—	$2	$—	$—	$—	$327
Collectively evaluated for impairment	16,002	93	2,057	4,167	961	1,337	342	5,663	129	30,751
Total ending allowance balance	$16,313	$94	$2,057	$4,180	$961	$1,339	$342	$5,663	$129	$31,078
Loans:
Loans individually evaluated for impairment[1]	$23,220	$8	$—	$5,283	$1,718	$342	$—	$—	$—	$30,571
Loans collectively evaluated for impairment	3,157,050	3,489	431,444	1,188,382	77,853	19,258	135,482	245,551	2,463	5,260,972
Principal loan balance	3,180,270	3,497	431,444	1,193,665	79,571	19,600	135,482	245,551	2,463	5,291,543
Unaccreted discounts and loan fees	11,242	14	(72)	3,743	302	250	(49,571)	(1,054)	—	(35,146)
Accrued interest receivable	11,853	6	355	4,968	198	89	440	1,773	—	19,682
Total recorded investment in loans	$3,203,365	$3,517	$431,727	$1,202,376	$80,071	$19,939	$86,351	$246,270	$2,463	$5,276,079
________________
1. Loans evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$259	$1	$—	$5	$—	$8	$—	$—	$—	$273
Collectively evaluated for impairment	13,405	121	1,879	4,358	1,103	945	292	5,882	69	28,054
Total ending allowance balance	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Loans:
Loans individually evaluated for impairment[1]	$23,059	$9	$—	$5,399	$2,128	$453	$—	$—	$—	$31,048
Loans collectively evaluated for impairment	2,957,736	3,595	385,413	1,180,132	59,275	12,687	122,200	248,584	601	4,970,223
Principal loan balance	2,980,795	3,604	385,413	1,185,531	61,403	13,140	122,200	248,584	601	5,001,271
Unaccreted discounts and loan fees	10,438	11	(83)	3,348	96	149	(57,223)	(1,062)	—	(44,326)
Accrued interest receivable	10,530	5	306	4,862	145	73	477	1,159	—	17,557
Total recorded investment in loans	$3,001,763	$3,620	$385,636	$1,193,741	$61,644	$13,362	$65,454	$248,681	$601	$4,974,502
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2015	June 30, 2015
Single Family Real Estate Secured:
Mortgage:
In-house originated	$17,333	$16,485
Purchased	5,672	6,357
Home Equity:
In-house originated	8	9
Multifamily Real Estate Secured:
In-house originated	3,369	3,430
Purchased	1,914	1,969
Commercial Real Estate Secured:
Purchased	1,718	2,128
Total non-performing loans secured by real estate	30,014	30,378
Auto and RV Secured	342	453
Total non-performing loans	$30,356	$30,831
Non-performing loans to total loans	0.57%	0.62%

The Company has no loans over 90 days delinquent that are still accruing interest at September 30, 2015. Approximately 75.78% of the Company’s non-performing loans are single family first mortgages already written down to 58.58% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans that are performing and non-performing by portfolio class:

	September 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,157,265	$3,489	$431,444	$1,188,382	$77,853	$19,258	$135,482	$245,551	$2,463	$5,261,187
Non-performing	23,005	8	—	5,283	1,718	342	—	—	—	30,356
Total	$3,180,270	$3,497	$431,444	$1,193,665	$79,571	$19,600	$135,482	$245,551	$2,463	$5,291,543

	June 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$2,957,953	$3,595	$385,413	$1,180,132	$59,275	$12,687	$122,200	$248,584	$601	$4,970,440
Non-performing	22,842	9	—	5,399	2,128	453	—	—	—	30,831
Total	$2,980,795	$3,604	$385,413	$1,185,531	$61,403	$13,140	$122,200	$248,584	$601	$5,001,271

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	September 30, 2015
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,075,104	$82,161	$3,157,265	$1,064,315	$124,067	$1,188,382	$65,528	$12,325	$77,853
Non-performing	17,333	5,672	23,005	3,369	1,914	5,283	—	1,718	1,718
Total	$3,092,437	$87,833	$3,180,270	$1,067,684	$125,981	$1,193,665	$65,528	$14,043	$79,571

	June 30, 2015
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$2,869,119	$88,834	$2,957,953	$1,048,266	$131,866	$1,180,132	$46,577	$12,698	$59,275
Non-performing	16,485	6,357	22,842	3,430	1,969	5,399	—	2,128	2,128
Total	$2,885,604	$95,191	$2,980,795	$1,051,696	$133,835	$1,185,531	$46,577	$14,826	$61,403

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

Approximately 15.92% of our non-performing loans at September 30, 2015 were considered TDRs, compared to 16.08% at June 30, 2015. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to the performing loan category and any previously deferred interest income is recognized.

The Company classifies these loans as performing loans temporarily modified as TDR and are included in impaired loans as follows:

	September 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$215	$—	$—	$—	$—	$—	$—	$—	$—	$215
Non-performing loans	23,005	8	—	5,283	1,718	342	—	—	—	30,356
Total impaired loans	$23,220	$8	$—	$5,283	$1,718	$342	$—	$—	$—	$30,571

	June 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$217	$—	$—	$—	$—	$—	$—	$—	$—	$217
Non-performing loans	22,842	9	—	5,399	2,128	453	—	—	—	30,831
Total impaired loans	$23,059	$9	$—	$5,399	$2,128	$453	$—	$—	$—	$31,048

The Company recognizes interest on performing loans temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended September 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2
Average balances of performing TDRs	$216	$—	$—	$—	$—	$—	$—	$—	$—	$216
Average balances of impaired loans	$23,140	$9	$—	$5,341	$1,923	$398	$—	$—	$—	$30,811

	For the Three Months Ended September 30, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$6	$—	$—	$—	$20	$—	$—	$—	$—	$26
Average balances of performing TDRs	$763	$—	$—	$—	$695	$—	$—	$—	$—	$1,458
Average balances of impaired loans	$13,870	$92	$—	$5,273	$4,342	$498	$—	$—	$—	$24,075
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

The following table presents the composition of the Company’s loan portfolio by credit quality indicators:

	September 30, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,059,539	$11,535	$21,363	$—	$3,092,437
Purchased	80,812	—	7,021	—	87,833
Home Equity:
In-house originated	3,369	—	128	—	3,497
Warehouse and other:
In-house originated	424,895	6,549	—	—	431,444
Multifamily Real Estate Secured:
In-house originated	1,055,027	8,424	4,233	—	1,067,684
Purchased	120,133	3,277	2,571	—	125,981
Commercial Real Estate Secured:
In-house originated	65,528	—	—	—	65,528
Purchased	9,901	2,424	1,718	—	14,043
Auto and RV Secured:
In-house originated	19,164	58	378	—	19,600
Factoring:
In-house originated	135,482	—	—	—	135,482
Commercial & Industrial:
In-house originated	235,882	9,669	—	—	245,551
Other	2,463	—	—	—	2,463
Total	$5,212,195	$41,936	$37,412	$—	$5,291,543
As a % of total gross loans	98.50%	0.79%	0.71%	—%	100.00%

	June 30, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$2,855,637	$11,256	$18,711	$—	$2,885,604
Purchased	87,256	216	7,719	—	95,191
Home Equity:
In-house originated	3,473	—	131	—	3,604
Warehouse and other:
In-house originated	375,588	9,825	—	—	385,413
Multifamily Real Estate Secured:
In-house originated	1,036,718	10,926	4,052	—	1,051,696
Purchased	127,839	3,470	2,526	—	133,835
Commercial Real Estate Secured:
In-house originated	46,577	—	—	—	46,577
Purchased	9,947	2,444	2,435	—	14,826
Auto and RV Secured:
In-house originated	12,630	19	491	—	13,140
Factoring:
In-house originated	122,200	—	—	—	122,200
Commercial & Industrial:
In-house originated	239,415	9,169	—	—	248,584
Other	601	—	—	—	601
Total	$4,917,881	$47,325	$36,065	$—	$5,001,271
As a % of total gross loans	98.3%	1.0%	0.7%	—%	100.0%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the period indicated:

	September 30, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$1,715	$3,285	$12,299	$17,299
Purchased	535	—	2,624	3,159
Home equity:
In-house originated	3	—	—	3
Multifamily real estate secured:
In-house originated	244	—	791	1,035
Purchased	—	—	321	321
Auto and RV secured	298	77	63	438
Total	$2,795	$3,362	$16,098	$22,255
As a % of total gross loans	0.06%	0.06%	0.30%	0.42%

	June 30, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$1,275	$2,876	$11,450	$15,601
Purchased	472	—	3,371	3,843
Home equity
In-house originated	130	—	—	130
Multifamily real estate secured
In-house originated	244	—	791	1,035
Purchased	—	—	321	321
Commercial real estate secured
Purchased	782	—	382	1,164
Auto and RV secured
In-house originated	271	125	67	463
Total	$3,174	$3,001	$16,382	$22,557
As a % of total gross loans	0.06%	0.06%	0.33%	0.45%

6.	STOCK-BASED COMPENSATION
The Company has two equity incentive plans, the 2014 Stock Incentive Plan (“2014 Plan”) and the 2004 Stock Incentive Plan (“2004 Plan” and collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The Plans are designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The Plans require that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and non-qualified options. The options issued under the Plans generally vest in between three and five years. Option expiration dates are established by the Plans’ administrator but may not be later than 10 years after the date of the grant.
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
Stock Options. At September 30, 2015 and at June 30, 2015, all expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding—June 30, 2014	106,950	$8.71
Granted	—	—
Exercised	(86,350)	9.04
Cancelled	—	—
Outstanding—June 30, 2015	20,600	$7.35
Granted	—	—
Exercised	(20,000)	7.35
Cancelled	—	—
Outstanding—September 30, 2015	600	$7.35
Options exercisable—June 30, 2014	106,950	$8.71
Options exercisable—June 30, 2015	20,600	$7.35
Options exercisable—September 30, 2015	600	$7.35

The following table summarizes information on currently outstanding and exercisable options:

As of September 30, 2015
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$7.35	600	0.82	600	$7.35

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at September 30, 2015 was $73 and $73, respectively.

Restricted Stock and Restricted Stock Units. Employees and directors are eligible to receive grants of restricted stock and restricted stock units. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.
During the three months ended September 30, 2015 and 2014, the Company granted 104,941 and 129,251 restricted stock units, to employees and directors, respectively. Restricted stock unit awards (“RSUs”) granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the three months ended September 30, 2015 and September 30, 2014 included stock award expense of $2,258 and $1,320, with total income tax benefit of $938 and $540, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2015, unrecognized compensation expense related to non-vested awards aggregated to $27,135 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2016	$8,651
2017	9,658
2018	6,420
2019	2,406
Total	$27,135

The following table presents the status and changes in restricted stock unit grants for the periods indicated:

	Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2014	236,439	$41.17
Granted	193,959	79.94
Vested	(129,850)	40.44
Cancelled	(16,776)	56.53
Non-vested balance at June 30, 2015	283,772	$68.05
Granted	104,941	118.02
Vested	(44,137)	51.99
Cancelled	(1,425)	83.75
Non-vested balance at September 30, 2015	343,151	$84.48
The total fair value of shares vested for the three months ended September 30, 2015 and September 30, 2014 was $5,492 and $3,540 respectively.

7.	EARNINGS PER SHARE (“EPS”)
Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in the Company’s earnings.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2015	2014
Earnings Per Common Share
Net income	$25,501	$17,841
Preferred stock dividends	(77)	(77)
Net income attributable to common shareholders	$25,424	$17,764
Average common shares issued and outstanding	15,620,964	14,511,365
Average unvested RSU shares	296,915	275,409
Total qualifying shares	15,917,879	14,786,774
Earnings per common share	$1.60	$1.20
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$25,424	$17,764
Dilutive net income attributable to common shareholders	$25,424	$17,764
Average common shares issued and outstanding	15,917,879	14,786,774
Dilutive effect of stock options	5,330	58,853
Total dilutive common shares issued and outstanding	15,923,209	14,845,627
Diluted earnings per common share	$1.60	$1.20

8.	COMMITMENTS AND CONTINGENCIES

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
At September 30, 2015, the Company had commitments to originate $106,549 in fixed rate loans and $171,278 in variable rate loans, totaling an aggregate outstanding principal balance of $277,827. Our fixed rate loan commitments to originate had rates ranging from 2.88% to 6.96%. At September 30, 2015, the Company also had commitments to sell $75,428 in fixed rate loans and $6,615 in variable rate loans, totaling an aggregate outstanding principal balance of $82,043.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the three months ended September 30, 2015, and no new loans and no refinances of existing loans during the three months ended September 30, 2014.

10.	SUBSEQUENT EVENTS

Stock Split
On October 26, 2015, the Board of Directors approved a forward stock split through a stock dividend whereby each share of common stock would effectively be split into four shares of common stock. The Company will issue a dividend of three shares of common stock for every one share issued and outstanding as of November 6, 2015 (the “record date”). The dividend will be paid on November 17, 2015, and BOFI common stock will begin trading on a split-adjusted basis on November 18, 2015. The amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock available for issuance from 50,000,000 shares to 150,000,000 shares as approved by the Stockholders on October 22, 2015 is expected to be filed prior to the record date.
Litigation
On October 15, 2015, a complaint (the “Class Action Complaint”) was filed against the Company, its Chief Executive Officer and its Chief Financial Officer under the case Golden v. BofI Holding, Inc., et al in the United States District Court, Southern District of California on behalf of the named plaintiff and a putative, but as yet uncertified, class. The Class Action Complaint alleges that the defendants violated Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder, based upon allegations made in a complaint in a wrongful termination of employment lawsuit (the “Employment Matter”) filed against BofI Federal Bank, a wholly-owned subsidiary of the Company, by a former employee. The Company disputes the allegations advanced by the plaintiff in the Employment Matter, as well as the plaintiff’s perception of the underlying factual circumstances, and is vigorously defending that lawsuit. The Class Action Complaint seeks monetary damages and other relief on behalf of all class members. The Company and the other named defendants dispute the allegations raised in the Class Action Complaint and are vigorously defending this lawsuit.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary (the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2015, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include the outcome and effects of pending class action litigation recently filed against the Company, economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015, which has been filed with the Securities and Exchange Commission and "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General

Our Company is the holding company for BofI Federal Bank (the “Bank”), a diversified financial services company with approximately $6.3 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.

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

Mergers and Acquisitions

From time to time we undertake acquisitions or similar transactions consistent with the Bank’s operating and growth strategies. During the quarter ended September 30, 2015, there was one transaction, which is discussed below.

H&R Block Bank Deposit Acquisition

On August 31, 2015, the Bank completed the acquisition of approximately $419 million in deposits consisting of checking, individual retirement savings, and CD accounts from H&R Block Bank (“HRBB”) and its parent company, H&R Block, Inc. (“H&R Block”).

In connection with the closing of the P&A Transaction: (i) the Bank and Emerald Financial Services, LLC, a Delaware limited liability company and wholly-owned subsidiary of H&R Block (“EFS”), entered into the Program Management Agreement, dated August 31, 2015 (the “PMA”); (ii) the Bank and H&R Block, EFS, HRB Participant I, LLC, a Delaware limited liability company and wholly-owned subsidiary of H&R Block, entered into the Emerald Receivables Participation Agreement, dated August 31, 2015 (the “RPA”); and (iii) the Bank and H&R Block entered into the Guaranty Agreement, dated August 31, 2015 (the “Guaranty Agreement”).

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
Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2015 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year end June 30, 2015.

Use of Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as core earnings. We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings (“adjusted earnings”), a non-GAAP measurement, which we believe provides useful information about the Bank’s operating performance. Excluding the securities gains and losses provides investors with an understanding of our Bank’s core lending and mortgage banking business. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	September 30, 2015	June 30, 2015
Selected Balance Sheet Data:
Total assets	$6,259,648	$5,823,719
Loans—net of allowance for loan losses	5,225,319	4,928,618
Loans held for sale, at fair value	35,252	25,430
Loans held for sale, lower of cost or fair value	71,051	77,891
Allowance for loan losses	31,078	28,327
Securities—trading	7,902	7,832
Securities—available-for-sale	164,575	163,361
Securities—held-to-maturity	221,573	225,555
Total deposits	4,755,362	4,451,917
Securities sold under agreements to repurchase	35,000	35,000
Advances from the FHLB	821,000	753,000
Subordinated debentures	5,155	5,155
Total stockholders’ equity	578,217	533,526

Capital Ratios:
Equity to assets at end of period	9.24%	9.16%
BofI Holding, Inc:
Tier 1 leverage (core) capital to adjusted average assets	9.75%	9.59%
Common equity tier 1 capital (to risk-weighted assets)	15.58%	14.98%
Tier 1 capital (to risk-weighted assets)	15.72%	15.12%
Total capital (to risk-weighted assets)	16.55%	15.91%
BofI Federal Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.26%	9.25%
Common equity tier 1 capital (to risk-weighted assets)	14.94%	14.58%
Tier 1 capital (to risk-weighted assets)	14.94%	14.58%
Total capital (to risk-weighted assets)	15.77%	15.38%

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2015	2014
Selected Income Statement Data:
Interest and dividend income	$71,229	$54,805
Interest expense	12,101	9,930
Net interest income	59,128	44,875
Provision for loan losses	2,400	2,500
Net interest income after provision for loan losses	56,728	42,375
Non-interest income	9,789	5,249
Non-interest expense	22,918	17,446
Income before income tax expense	43,599	30,178
Income tax expense	18,098	12,337
Net income	$25,501	$17,841
Net income attributable to common stock	$25,424	$17,764

Per Share Data:
Net income:
Basic	$1.60	$1.20
Diluted	$1.60	$1.20
Book value per common share	$36.50	$27.57
Tangible book value per common share	$36.33	$27.52

Weighted average number of shares outstanding:
Basic	15,917,879	14,786,774
Diluted	15,923,209	14,845,627
Common shares outstanding at end of period	15,704,126	14,763,507
Common shares issued at end of period	16,793,248	15,750,279

Performance Ratios and Other Data:
Loan originations for investment	$825,072	$813,058
Loan originations for sale	$272,291	$191,630
Return on average assets	1.70%	1.56%
Return on average common stockholders’ equity	18.34%	18.61%
Interest rate spread[1]	3.89%	3.85%
Net interest margin[2]	4.02%	3.98%
Efficiency ratio	33.25%	34.81%

Asset Quality Ratios:
Net annualized charge-offs to average loans	(0.03)%	0.04%
Non-performing loans to total loans	0.57%	0.62%
Non-performing assets to total assets	0.50%	0.52%
Allowance for loan losses to total loans at end of period	0.59%	0.51%
Allowance for loan losses to non-performing loans	102.38%	82.48%
_________________________
1. Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.
2. Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Comparison of the Three months ending September 30, 2015 and 2014
For the three months ended September 30, 2015, we had net income of $25.5 million compared to net income of $17.8 million for the three months ended September 30, 2014. Net income attributable to common stockholders was $25.4 million or $1.60 per diluted share for the three months ended September 30, 2015 compared to net income attributable to common stockholders of $17.8 million or $1.20 per diluted share for the three months ended September 30, 2014.

Other key comparisons between our operating results for the three months ended September 30, 2015 and 2014 are as follows:

•
Net interest income increased $14.3 million due to a 30.4% increase in average earning assets in the three months ended September 30, 2015. These increases were primarily the result of growth in our loan and deposit portfolios. Our net interest margin increased 4 basis points in the three months ended September 30, 2015 compared to September 30, 2014. Interest earning assets decreased by 1 basis points for the three months ended September 30, 2015 compared to September 30, 2014, primarily due to a decrease in market interest rates for new loans and borrower repayments of higher rate loans. This reduction on the asset side was offset by a 5 basis point reduction in average rates paid on interest-bearing liabilities for the three months ended September 30, 2015 compared to September 30, 2014. The increase in lower rate demand and savings deposits were the primary reason for the decrease in average rates paid for the three months ended September 30, 2015 compared to September 30, 2014.

•
Non-interest income increased $4.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The $4.5 million increase in non-interest income for the three months ended September 30, 2015 was primarily the result of a $2.8 million increase in gain on sale – other and a $1.9 million increase in banking service fees and other income.

•
Non-interest expense increased $5.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. For the three months ended September 30, 2015 compared to the three months ended September 30, 2014, salaries and related expenses increased $4.6 million due to the overall increase in staff. Data processing and interest costs increased $0.4 million and advertising and promotional expenses increased $0.3 million.

Non-GAAP adjusted earnings for the three months ended September 30, 2015 and 2014 were $25.5 million and $18.5 million, respectively.

Below is a reconciliation of net income to adjusted earnings:

	Three Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Net Income	$25,501	$17,841
Realized securities losses (gains)	—	—
Unrealized securities losses (gains)	48	1,090
Tax (provision) benefit	(20)	(446)
Adjusted earnings	$25,529	$18,485
Net Interest Income
Net interest income for the three months ended September 30, 2015 totaled $59.1 million, an increase of 31.8% compared to net interest income of $44.9 million for the three months ended September 30, 2014. The growth of net interest income for the three months ended September 30, 2015 compared to September 30, 2014 is primarily due to net loan portfolio growth which increased average earnings assets.
Total interest and dividend income during the three months ended September 30, 2015 increased 30.0% to $71.2 million, compared to $54.8 million during the three months ended September 30, 2014. The increase in interest and dividend income for the three months ended September 30, 2015 was primarily attributable to growth in average earning assets from loan originations, primarily in the single family and multifamily portfolios. The average balance of loans increased 35.0% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Total interest expense was $12.1 million for the three months ended September 30, 2015, an increase of $2.2 million or 21.9% as compared with the quarter ended September 30, 2014. The average funding rate for the three months ended September 30, 2015 compared to 2014 decreased by 5 basis points while average interest-bearing liabilities grew 28.0%. The decrease in the average cost of funds rate for the three months ended September 30, 2015 compared to 2014 was primarily due to an 8 basis point reduction in average rates paid on interest-bearing demand and savings deposits.
Net interest margin, defined as annualized net interest income divided by average earning assets, increased by 4 basis points to 4.02% for the three months ended September 30, 2015. The increase in net interest margin was primarily the result of the above discussed reduction in average rates paid on interest-bearing demand and savings accounts.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended
	September 30,
	2015			2014
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$5,189,156	$65,078	5.02%	$3,844,999	$48,983	5.10%
Interest-earning deposits in other financial institutions	234,162	142	0.24%	154,621	88	0.23%
Mortgage-backed and other investment securities[4]	391,456	4,113	4.20%	463,082	4,847	4.19%
Stock of the FHLB, at cost	63,561	1,896	11.93%	44,087	887	8.05%
Total interest-earning assets	5,878,335	71,229	4.85%	4,506,789	54,805	4.86%
Non-interest-earning assets	130,633			60,668
Total assets	$6,008,968			$4,567,457
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,220,045	$5,162	0.64%	$2,239,402	$4,042	0.72%
Time deposits	786,930	3,861	1.96%	748,445	3,202	1.71%
Securities sold under agreements to repurchase	35,000	389	4.45%	41,196	470	4.56%
Advances from the FHLB	976,739	2,652	1.09%	892,098	2,180	0.98%
Subordinated debentures	5,155	37	2.87%	5,155	36	2.79%
Total interest-bearing liabilities	5,023,869	12,101	0.96%	3,926,296	9,930	1.01%
Non-interest-bearing demand deposits	365,731			216,179
Other non-interest-bearing liabilities	59,756			38,126
Stockholders’ equity	559,612			386,856
Total liabilities and stockholders’ equity	$6,008,968			$4,567,457
Net interest income		$59,128			$44,875
Interest rate spread[5]			3.89%			3.85%
Net interest margin[6]			4.02%			3.98%
__________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $31.2 million and $32.0 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2015 and 2014 three-month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended
	September 30,
	2015 vs 2014
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$17,138	$(769)	$(274)	$16,095
Interest-earning deposits in other financial institutions	46	4	4	54
Mortgage-backed and other investment securities	(750)	12	4	(734)
Stock of the FHLB, at cost	392	428	189	1,009
	$16,826	$(325)	$(77)	$16,424
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$1,765	$(448)	$(197)	$1,120
Time deposits	165	468	26	659
Securities sold under agreements to repurchase	(71)	(11)	1	(81)
Advances from the FHLB	207	245	20	472
Other borrowings	—	1	—	1
	$2,066	$255	$(150)	$2,171

Provision for Loan Losses
The loan loss provision was $2.4 million for the three months ended September 30, 2015 compared to $2.5 million for the three months ended September 30, 2014. The decrease in the provision is primarily due to a net recovery of $0.4 million in the quarter ended September 30, 2015. The net recovery in addition to the loan loss provision of $2.4 million resulted in a $2.8 million increase in the allowance for loan losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan Loss”.

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2015	2014	Inc (Dec)
Other-than-temporary loss on securities:
Total impairment losses	$(742)	$(1,211)	$469
Loss recognized in other comprehensive loss	624	—	624
Net impairment loss recognized in earnings	(118)	(1,211)	1,093
Fair value gain on trading securities	70	121	(51)
Total unrealized loss on securities	(48)	(1,090)	1,042
Prepayment penalty fee income	876	877	(1)
Gain on sale – other	3,696	916	2,780
Mortgage banking income	1,878	3,063	(1,185)
Banking service fees and other income	3,387	1,483	1,904
Total non-interest income	$9,789	$5,249	$4,540

Non-interest income increased $4.5 million to $9.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily the result of increases of $2.8 million in gain on sale – other, increases of $1.9 million in banking service fees and other income, $1.4 million of which was due to H&R Block activity and a favorable change in unrealized loss on Securities of $1.1 million partially offset by a decrease of $1.2 million in mortgage banking income.
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

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2015	2014	Inc (Dec)
Salaries and related costs	$14,322	$9,697	$4,625
Professional services	363	802	(439)
Occupancy and equipment	913	721	192
Data processing and internet	1,880	1,514	366
Advertising and promotional	1,628	1,306	322
Depreciation and amortization	1,008	717	291
Real estate owned and repossessed vehicles	(74)	57	(131)
FDIC and regulator fees	1,064	778	286
Other general and administrative	1,814	1,854	(40)
Total non-interest expenses	$22,918	$17,446	$5,472

Non-interest expense, which is comprised primarily of compensation, professional services, occupancy, data processing and internet expenses, advertising and promotional and other operating expenses, was $22.9 million for the three months ended September 30, 2015, up from $17.4 million for the three months ended September 30, 2014. The increase in non-interest expense for the three months ended September 30, 2015 was primarily due to the expansion of the Bank, specifically in areas related to lending, business banking and regulatory compliance.
Total salaries and related costs increased $4.6 million to $14.3 million for the quarter ended September 30, 2015, compared to $9.7 million for the quarter ended September 30, 2014 due to increased staffing levels to support growth in deposit and lending activities. Our staff increased to 503 from 393, or 28.0% between September 30, 2015 and 2014.
Professional services, which include accounting and legal fees, decreased $0.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily attributable to a lower volume of legal fees and increased insurance reimbursement.
Data processing and internet expense increased $0.4 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The increase was primarily due to growth in the number of customer accounts and enhancements to the Bank’s core processing system.
Advertising and promotional expense increased $0.3 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The increase was primarily due to online, email and direct leads marketing expenses.
The cost of our Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges increased $0.3 million for the three months ended September 30, 2015, compared to the three month period ending September 30, 2014. The increase was due to the overall growth of the Bank’s liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2015 and 2014 were 41.51% and 40.88%, respectively. The changes in the tax rates are the result of state tax rate increases and changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $435.9 million, or 7.5%, to $6,259.6 million, as of September 30, 2015, up from $5,823.7 million at June 30, 2015. The increase in total assets was primarily due to an increase of $296.7 million in net loans held for investment. Total liabilities increased $391.2 million, primarily from growth in deposits of $303.4 million.
Loans
Net loans held for investment increased 6.0% to $5,225.3 million at September 30, 2015 from $4,928.6 million at June 30, 2015. The increase in the loan portfolio was primarily due to loan originations and purchases of $825.1 million, partially offset by loan repayments and other adjustments of $528.4 million during the three months ended September 30, 2015.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2015		June 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$3,180,270	60.1%	$2,980,795	59.6%
Home equity	3,497	0.1%	3,604	0.1%
Warehouse and other	431,444	8.1%	385,413	7.7%
Multifamily real estate secured	1,193,665	22.6%	1,185,531	23.7%
Commercial real estate secured	79,571	1.5%	61,403	1.2%
Auto and RV secured	19,600	0.4%	13,140	0.3%
Factoring	135,482	2.6%	122,200	2.4%
Commercial & Industrial	245,551	4.6%	248,584	5.0%
Other	2,463	—%	601	—%
Total gross loans	5,291,543	100.0%	5,001,271	100.0%
Allowance for loan losses	(31,078)		(28,327)
Unaccreted discounts and loan fees	(35,146)		(44,326)
Net mortgage loans on real estate	$5,225,319		$4,928,618

The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. Also, the Bank previously purchased option adjustable-rate mortgage (“ARM”) loans and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of September 30, 2015, the Company had $716.0 million of interest only mortgage loans and $3.1 million of option adjustable-rate mortgage loans. Through September 30, 2015, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At September 30, 2015, our non-performing loans totaled $30.4 million, or 0.57% of total gross loans and our total non-performing assets totaled $31.3 million, or 0.50% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2015	June 30, 2015	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$23,005	$22,842	$163
Home equity	8	9	(1)
Multifamily real estate secured	5,283	5,399	(116)
Commercial real estate secured	1,718	2,128	(410)
Total non-performing loans secured by real estate	30,014	30,378	(364)
Auto and RV secured	342	453	(111)
Total non-performing loans	30,356	30,831	(475)
Foreclosed real estate	848	1,225	(377)
Repossessed—Auto and RV	62	15	47
Total non-performing assets	$31,266	$32,071	$(805)
Total non-performing loans as a percentage of total loans	0.57%	0.62%	(0.05)%
Total non-performing assets as a percentage of total assets	0.50%	0.55%	(0.05)%

Total non-performing assets decreased from $32.1 million at June 30, 2015 to $31.3 million at September 30, 2015. As a percentage of total assets, non-performing assets decreased from 0.55% at June 30, 2015 to 0.50% at September 30, 2015. The non-performing assets decrease of approximately $0.8 million, was primarily the result of decreases in non-performing commercial real estate secured loans and foreclosed real estate assets.

A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings with outstanding balances totaling $0.2 million at September 30, 2015 and $0.2 million at June 30, 2015.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2015, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our RV and auto loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the RV and auto loan portfolio at September 30, 2015 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $19.3 million of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $5.3 million; 715 – 769: $6.7 million; 700 – 714: $2.1 million; 660 – 699: $3.2 million and less than 660: $1.9 million.

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
The Company had $3,157.1 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,713.2 million; 61% – 70%: $1,188.6 million; 71% – 80%: $255.1 million; greater than 80%: $0.2 million.
The Company had $1,188.4 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $515.1 million; 56% – 65%: $392.3 million; 66% – 75%: $265.8 million; 76% – 80%: $15.1 million and greater than 80%: $0.0 million.
The Company had $77.9 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $24.5 million; 51% – 60%: $22.4 million; 61% – 70%: $26.2 million; and 71% – 80%: $4.7 million.
The weighted average LTV percentage for our entire real estate loan portfolio was 56% at September 30, 2015. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

(Dollars in thousands)	September 30, 2015	June 30, 2015
Non-performing loans—90+ days past due plus other non-accrual loans	$25,524	$25,873
Troubled debt restructuring loans—non-accrual	4,832	4,958
Troubled debt restructuring loans—performing	215	217
Total impaired loans	$30,571	$31,048

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2015		June 30, 2015
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$16,313	52.5%	$13,664	48.3%
Home equity	94	0.3%	122	0.4%
Warehouse and other	2,057	6.6%	1,879	6.6%
Multifamily real estate secured	4,180	13.5%	4,363	15.4%
Commercial real estate secured	961	3.1%	1,103	3.9%
Auto and RV secured	1,339	4.3%	953	3.4%
Factoring	342	1.1%	292	1.0%
Commercial & Industrial	5,663	18.2%	5,882	20.8%
Other	129	0.4%	69	0.2%
Total	$31,078	100.0%	$28,327	100.0%
The loan loss provision was $2.4 million and $2.5 million for the three months ended September 30, 2015 and September 30, 2014, respectively. The decrease for the three months ended September 30, 2015 in the loan loss provision was primarily the result of a $0.4 million net recovery for the quarter. The net recovery in addition to the loan loss provision of $2.4 million resulted in a $2.8 million increase in the allowance for loan losses. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $394.1 million as of September 30, 2015, compared with $396.7 million at June 30, 2015. During the three months ended September 30, 2015, we purchased two debt securities for $9.0 million and received principal repayments of approximately $7.3 million in our available-for-sale portfolio. In our held-to-maturity portfolio, we received principal repayments of $7.7 million. The remainder of the change for both the available-for-sale and held-to-maturity portfolios is attributable to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held-to-maturity or available-for-sale at the time of purchase based upon issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $303.4 million, or 6.8%, to $4,755.4 million at September 30, 2015, from $4,451.9 million at June 30, 2015. Our deposit growth was primarily the result of a 13.3% increase in interest-bearing savings accounts. The addition of deposits from our H&R Block deposit acquisition resulted in higher savings account business and non-interest bearing account business during the three months ended September 30, 2015.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2015		June 30, 2015
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$419,107	—%	$309,339	—%
Interest-bearing:
Demand	1,116,743	0.52%	1,224,308	0.48%
Savings	2,410,008	0.63%	2,126,792	0.67%
Total interest-bearing demand and savings	3,526,751	0.59%	3,351,100	0.60%
Time deposits:
Under $100,000	65,095	1.28%	70,369	1.26%
$100,000 or more[2]	744,409	2.09%	721,109	2.06%
Total time deposits	809,504	2.03%	791,478	1.99%
Total interest bearing[2]	4,336,255	0.86%	4,142,578	0.87%
Total deposits	$4,755,362	0.78%	$4,451,917	0.81%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total interest-bearing includes brokered deposits of $826.2 million and $661.9 million as of September 30, 2015 and June 30, 2015, respectively, of which $404.4 million and $356.3 million, respectively, are time deposits classified as $100,000 or more.

The following table sets forth the number of accounts by type as of the date indicated:

	September 30, 2015	June 30, 2015	September 30, 2014
Non-interest bearing prepaid and other accounts	1,469,576	501,565	165,197
Interest-bearing checking and savings accounts	304,929	31,461	27,186
Time deposits	5,053	5,515	6,769
Total number of accounts	1,779,558	538,541	199,152

The net increase of 968,011 of non-interest bearing prepaid and other accounts and 271,950 interest-bearing checking and savings accounts during the quarter ended September 30, 2015 was primarily the result of our acquisition of accounts from H&R Block Bank.

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	September 30, 2015		June 30, 2015		September 30, 2014
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$35,000	4.38%	$35,000	4.38%	$35,000	4.38%
FHLB Advances	821,000	1.23%	753,000	1.36%	1,075,000	0.77%
Subordinated debentures	5,155	2.73%	5,155	2.68%	5,155	2.63%
Total borrowings	$861,155	1.36%	$793,155	1.50%	$1,115,155	0.90%

Weighted average cost of borrowings during the quarter	1.21%		1.89%		1.15%
Borrowings as a percent of total assets	13.8%		13.6%		23.1%

At September 30, 2015, total borrowings amounted to $861.2 million, up $68.0 million, or 8.6%, from June 30, 2015 and down $254.0 million or 22.8% from September 30, 2014. Total borrowings represented 13.8% of total assets and had a weighted-average cost of borrowing of 1.21% at September 30, 2015, compared with 13.6% of total assets at a weighted-average cost of borrowing of 1.89% at June 30, 2015 and 23.1% of total assets at a weighted-average cost of borrowing of 1.15% at September 30, 2014.
We have sold securities under various agreements to repurchase for total proceeds of $35.0 million. The repurchase agreements have interest rates between 3.75% and 4.75% and scheduled maturities between April 2017 and December 2017. Under these agreements, we may be required to repay the $35.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 1.86 years and the weighted average remaining period before such repurchase agreements could be called is 0.14 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2015, a total of $5.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $5.0 million in putable advances is 2.32 years and the weighted average remaining period before such advances could be put to us is 0.07 years.
Stockholders’ Equity
Stockholders’ equity increased $44.7 million to $578.2 million at September 30, 2015 compared to $533.5 million at June 30, 2015. The increase was the result of our net income for the three months ended September 30, 2015 of $25.5 million, sale of common stock of $16.0 million, vesting and issuance of RSUs and exercise of stock options of $2.4 million, a $0.9 million unrealized gain in other comprehensive income, net of tax, less a reduction of $0.1 million for dividends declared on preferred stock.

LIQUIDITY

Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Operating Activities	$41,460	$58,916
Investing Activities	$(286,328)	$(412,499)
Financing Activities	$389,840	$396,259
During the three months ended September 30, 2015, we had net cash inflows from operating activities of $41.5 million compared to inflows of $58.9 million for the three months ended September 30, 2014. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $286.3 million for the three months ended September 30, 2015, while outflows totaled $412.5 million for the same period in fiscal year 2015. The decrease was primarily due to increased repayments of loans in the fiscal 2016 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $389.8 million for the three months ended September 30, 2015, and $396.3 million for the three months ended September 30, 2014. Net cash provided by financing activities decreased primarily from the decrease in the settlement of securities sold under agreement to repurchase as the increased deposit inflows were offset by decreased net borrowings from FHLB for the three months ended September 30, 2015 compared to September 30, 2014.
During the three months ended September 30, 2015, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2015, the Company had $1,259.9 million available immediately and reflects a fully collateralized position. At September 30, 2015, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2015, the Bank did not have any borrowings outstanding and the amount available from this source was $7.6 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits, of $826.2 million at September 30, 2015. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

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

In February 2015, we commenced sales of common stock through the 2015 ATM Offering. The details of the shares of common stock sold through the 2015 ATM Offering through September 30, 2015 are as follows (dollars in thousands, except per share data):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
FBR Capital Markets & Co.	February 2015	$90.71	10,000	$884	$23
FBR Capital Markets & Co.	March 2015	$93.50	129,632	$11,818	$303
FBR Capital Markets & Co.	April 2015	$92.41	66,272	$5,971	$153
FBR Capital Markets & Co.	May 2015	$94.77	30,700	$2,837	$73
FBR Capital Markets & Co.	June 2015	$98.77	62,898	$6,057	$155
FBR Capital Markets & Co.	July 2015	$109.47	70,000	$7,471	$192
FBR Capital Markets & Co.	August 2015	$131.23	10,000	$1,279	$33
FBR Capital Markets & Co.	September 2015	$123.97	60,000	$7,252	$186
As of September 30, 2015, the total gross sales were $44.7 million and the remaining amount of common stock we have available under the 2015 ATM offering to sell was $5.3 million.

OFF-BALANCE SHEET COMMITMENTS
At September 30, 2015, we had commitments to originate loans with an aggregate outstanding principal balance of $277.8 million, and commitments to sell loans with an aggregate outstanding principal balance of $82.0 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.

CONTRACTUAL OBLIGATIONS
We enter into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of September 30, 2015 totaled $368.4 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of September 30, 2015
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$904,957	$406,899	$191,747	$178,336	$127,975
Time deposits[2]	890,492	381,604	109,044	94,049	305,795
Operating lease obligations[3]	17,412	3,204	7,279	6,929	—
Total	$1,812,861	$791,707	$308,070	$279,314	$433,770
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2015.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for leases of real property.

CAPITAL RESOURCES AND REQUIREMENTS

Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for September 30, 2015, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2015, our Company and Bank met all the capital adequacy requirements to which they were subject. At September 30, 2015, our Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2015 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Bofi Holding, Inc.		Bofi Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015
Regulatory Capital:
Tier 1	$586,746	$542,924	$556,325	$522,891
Common equity tier 1	$581,683	$537,861	$556,325	$522,891
Total capital (to risk-weighted assets)	$617,824	$571,251	$587,403	$551,218

Assets:
Average adjusted	$6,017,497	$5,660,097	$6,009,435	$5,654,199
Total risk-weighted	$3,733,151	$3,591,432	$3,723,889	$3,585,149

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.75%	9.59%	9.26%	9.25%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	15.58%	14.98%	14.94%	14.58%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	15.72%	15.12%	14.94%	14.58%	8.00%	6.00%
Total capital (to risk-weighted assets)	16.55%	15.91%	15.77%	15.38%	10.00%	8.00%

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, our Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. If the capital conservation buffer were in effect at September 30, 2015, our Company and Bank would exceed the requirement.
In connection with the approval of the acquisition of the H&R Block Bank deposits, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2015 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2015
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$367,846	$—	$—	$—	$367,846
Securities[1]	240,713	22,221	81,391	49,725	394,050
Stock of the FHLB, at cost	62,802	—	—	—	62,802
Loans—net of allowance for loan loss	1,035,211	582,800	3,447,782	159,526	5,225,319
Loans held for sale	106,303	—	—	—	106,303
Total interest-earning assets	1,812,875	605,021	3,529,173	209,251	6,156,320
Non-interest earning assets	—	—	—	—	103,328
Total assets	$1,812,875	$605,021	$3,529,173	$209,251	$6,259,648
Interest-bearing liabilities:
Interest-bearing deposits	$551,019	$3,340,200	$162,942	$282,094	$4,336,255
Securities sold under agreements to repurchase	—	—	35,000	—	35,000
Advances from the FHLB	371,000	25,000	310,000	115,000	821,000
Subordinated debentures	5,155	—	—	—	5,155
Total interest-bearing liabilities	927,174	3,365,200	507,942	397,094	5,197,410
Other non-interest-bearing liabilities	—	—	—		484,021
Stockholders’ equity	—	—	—		578,217
Total liabilities and equity	$927,174	$3,365,200	$507,942	$397,094	$6,259,648
Net interest rate sensitivity gap	$885,701	$(2,760,179)	$3,021,231	$(187,843)	$958,910
Cumulative gap	$885,701	$(1,874,478)	$1,146,753	$958,910	$958,910
Net interest rate sensitivity gap—as a % of total interest earning assets	14.39%	(44.83)%	49.08%	(3.05)%	15.58%
Cumulative gap—as % of total interest earning assets	14.39%	(30.45)%	18.63%	15.58%	15.58%
________________________

1.	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as held-to-maturity, available-for-sale and trading.
The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2015 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.

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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of September 30, 2015
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$245,426	3.5%	$223,865	(3.0)%
Base	237,125	—%	230,896	—%
Down 200 basis points	228,148	(3.8)%	216,890	(6.1)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of September 30, 2015
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$597,669	(20.6)%	10.0%
Up 200 basis points	665,867	(11.6)%	10.8%
Up 100 basis points	720,728	(4.3)%	11.4%
Base	752,844	—%	11.7%
Down 100 basis points	737,090	(2.1)%	11.2%

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
The information set forth in Note 10 – “Subsequent Events” to the Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.
In addition, from time to time we may be a party to other claims or litigation that arise in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. None of such matters are expected to have a material adverse effect on the Company’s financial condition, results of operations or business.

ITEM 1A.	RISK FACTORS
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. The following supplements the risk factors in our Annual Report on Form 10-K referenced above:
We have been named as a party to a purported class action lawsuit, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As described in detail in Note 10 – “Subsequent Events” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, a purported class action has been filed in the United States District Court, Southern District of California, alleging, among other things, that our company, Chief Executive Officer and Chief Financial Officer violated the federal securities laws by failing to disclose the wrongful conduct that is alleged in a former employee complaint, and that as a result the Company’s statements regarding its internal controls, and portions of its financial statements, were false and misleading. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the full cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the three months ended September 30, 2015. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended September 30, 2015
July 1, 2015 to September 30, 2015	—	$—	—	319,291
Balance at September 30, 2015	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at July 1, 2015	474,660
July 1, 2015 to September 30, 2015	18,762
Ending Balance at September 30, 2015	493,422
Total Treasury Shares at September 30, 2015	1,089,122

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

10.1	Amended and Restated Purchase and Assumption Agreement, dated August 5, 2015, by and among BofI Federal Bank, H&R Block Bank, and Block Financial LLC	Exhibits 10.1 (Amended and Restated Purchase and Assumption Agreement), 10.2 (Revised Form of Program Management Agreement) to Form 8-K filed by H&R Block, Inc. on August 5, 2015.

10.1.1	Program Management Agreement, dated August 31, 2015, by and among BofI Federal Bank, H&R Block and Emerald Financial Services, LLC	Exhibit 10.1 (Program Management Agreement) to Form 8-K filed by H&R Block, Inc. on September 1, 2015.

10.1.2	Emerald Advance Receivables Participation Agreement, dated August 31, 2015, by and among BofI Federal Bank, H&R Block, Emerald Financial Services, LLC and HRB Participant I, LLC	Exhibit 10.2 (Emerald Advance Receivables Participation Agreement) to Form 8-K filed by H&R Block, Inc. on September 1, 2015.

10.1.3	Guaranty Agreement, dated August 31, 2015, by and among BofI Federal Bank and H&R Block	Exhibit 10.3 (Guaranty Agreement) to Form 8-K filed by H&R Block, Inc. on September 1, 2015.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Definition Document	Filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BofI Holding, Inc.

Dated:	October 29, 2015	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 29, 2015	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)