Form 10-Q
period 2015-12-31
BofI Holding, Inc.
filed 2016-01-28
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 63,032,258 shares of common stock, $0.01 par value per share, as of January 22, 2016.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	December 31, 2015	June 30, 2015
ASSETS
Cash and due from banks	$283,448	$222,774
Federal funds sold	983	100
Total cash and cash equivalents	284,431	222,874
Securities:
Trading	7,706	7,832
Available-for-sale	228,389	163,361
Held-to-maturity—fair value $215,559 as of December 2015 and $228,323 as of June 2015	215,963	225,555
Stock of the Federal Home Loan Bank, at cost	67,419	66,270
Loans held for sale, carried at fair value	24,730	25,430
Loans held for sale, lower of cost or fair value	65,429	77,891
Loans—net of allowance for loan losses of $35,071 as of December 2015 and $28,327 as of June 2015	5,645,272	4,928,618
Accrued interest receivable	19,060	20,268
Furniture, equipment and software—net	10,435	8,551
Deferred income tax	36,025	32,955
Cash surrender value of life insurance	5,898	5,806
Mortgage servicing rights, carried at fair value	3,475	2,098
Other real estate owned and repossessed vehicles	422	1,240
Other assets	47,561	34,970
TOTAL ASSETS	$6,662,215	$5,823,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$506,558	$309,339
Interest bearing	4,693,408	4,142,578
Total deposits	5,199,966	4,451,917
Securities sold under agreements to repurchase	35,000	35,000
Advances from the Federal Home Loan Bank	758,000	753,000
Subordinated debentures	5,155	5,155
Accrued interest payable	1,262	1,266
Accounts payable and accrued liabilities and other liabilities	49,502	43,855
Total liabilities	6,048,885	5,290,193
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:[1]
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of December 2015 and June 2015	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 64,142,556 shares issued and 63,029,161 shares outstanding as of December 2015; 63,145,364 shares issued and 62,075,004 shares outstanding as of June 30, 2015	641	638
Additional paid-in capital	324,925	296,035
Accumulated other comprehensive income (loss)—net of tax	(9,043)	(9,399)
Retained earnings	319,328	265,833
Treasury stock, at cost; 1,113,395 shares as of December 2015 and 1,070,360 shares as of June 2015	(27,584)	(24,644)
Total stockholders’ equity	613,330	533,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,662,215	$5,823,719
1- Common stock amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$70,117	$53,392	$135,195	$102,375
Investments	5,818	5,689	11,969	11,511
Total interest and dividend income	75,935	59,081	147,164	113,886
INTEREST EXPENSE:
Deposits	9,709	8,262	18,732	15,506
Advances from the Federal Home Loan Bank	2,626	2,281	5,278	4,461
Other borrowings	429	427	855	933
Total interest expense	12,764	10,970	24,865	20,900
Net interest income	63,171	48,111	122,299	92,986
Provision for loan losses	3,400	2,900	5,800	5,400
Net interest income, after provision for loan losses	59,771	45,211	116,499	87,586
NON-INTEREST INCOME:
Realized gain on sale of securities	933	587	933	587
Other-than-temporary loss on securities:
Total impairment (losses) gains	(1,037)	(1,075)	(1,779)	(4,647)
Loss (gain) recognized in other comprehensive income	1,014	789	1,638	3,150
Net impairment loss recognized in earnings	(23)	(286)	(141)	(1,497)
Fair value gain (loss) on trading securities	(196)	(324)	(126)	(203)
Total unrealized (loss) gain on securities	(219)	(610)	(267)	(1,700)
Prepayment penalty fee income	738	1,053	1,614	1,930
Gain on sale – other	5,551	1,090	9,247	2,006
Mortgage banking income	2,909	2,937	4,787	6,000
Banking service fees and other income	6,308	1,640	9,695	3,123
Total non-interest income	16,220	6,697	26,009	11,946
NON-INTEREST EXPENSE:
Salaries and related costs	16,440	10,764	30,762	20,461
Professional services	1,270	797	1,633	1,599
Occupancy and equipment	934	832	1,847	1,553
Data processing and internet	2,299	1,683	4,179	3,197
Advertising and promotional	1,597	1,449	3,225	2,755
Depreciation and amortization	998	766	2,006	1,483
Real estate owned and repossessed vehicles	24	51	(50)	108
FDIC and regulator fees	1,108	828	2,172	1,606
Other general and administrative	2,775	1,767	4,589	3,621
Total non-interest expense	27,445	18,937	50,363	36,383
INCOME BEFORE INCOME TAXES	48,546	32,971	92,145	63,149
INCOME TAXES	20,397	13,599	38,495	25,936
NET INCOME	$28,149	$19,372	$53,650	$37,213
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$28,071	$19,294	$53,495	$37,058
COMPREHENSIVE INCOME	$27,635	$18,537	$54,006	$38,662
Basic earnings per share[1]	$0.44	$0.32	$0.84	$0.62
Diluted earnings per share[1]	$0.44	$0.32	$0.84	$0.62
1- Per share amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2015	2014	2015	2014
NET INCOME	$28,149	$19,372	$53,650	$37,213
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(376) and $(579) for the three months ended December 30, 2015 and 2014, and $(552) and $105 for the six months ended December 31, 2015 and 2014, respectively.	(538)	(867)	(776)	139
Other-than-temporary impairment loss on securities recognized in other comprehensive income, net of tax expense (benefit) of $(401) and $(256) for the three months ended December 31, 2015 and 2014, and $(1,195) and $(1,258) for the six months ended December 31, 2015 and 2014, respectively.	572	384	1,680	1,662
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $385 and $235 for the three months ended December 31, 2015 and 2014 and $385 and $235 for the six months ended December 31, 2015 and 2014, respectively.	(548)	(352)	(548)	(352)
Other comprehensive income (loss)	(514)	(835)	356	1,449
Comprehensive income	$27,635	$18,537	$54,006	$38,662

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital[1]	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued[1]	Treasury	Outstanding[1]	Amount[1]
BALANCE—June 30, 2015	515	$5,063	63,145,364	(1,070,360)	62,075,004	$638	$296,035	$265,833	$(9,399)	$(24,644)	$533,526
Net income	—	—	—	—	—	—	—	53,650	—	—	53,650
Other comprehensive income	—	—	—	—	—	—	—	—	356	—	356
Cash dividends on preferred stock	—	—	—	—	—	—	—	(155)	—	—	(155)
Issuance of common stock	—	—	723,808	—	723,808	2	21,118	—	—	—	21,120
Stock-based compensation expense	—	—	—	—	—	—	5,116	—	—	—	5,116
Restricted stock grants and tax benefits	—	—	193,384	(43,035)	150,349	1	1,517	—	—	(2,940)	(1,422)
Stock option exercises and tax benefits	—	—	80,000	—	80,000	—	1,139	—	—	—	1,139
BALANCE—December 31, 2015	515	$5,063	64,142,556	(1,113,395)	63,029,161	$641	$324,925	$319,328	$(9,043)	$(27,584)	$613,330

1- Common stock amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015. The par value per share of common stock remains unchanged at $0.01 per share after the aforementioned forward stock split. As a result, the stated capital attributable to common stock increased proportionately and the additional paid-in capital decreased by the amount by which the stated capital increased.

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,650	$37,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(2,329)	(2,899)
Net accretion of discounts on loans	1,636	(508)
Stock-based compensation expense	5,116	3,015
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(2,510)	(854)
Valuation of financial instruments carried at fair value	126	204
Net gain on sale of investment securities	(933)	(587)
Impairment charge on securities	141	1,497
Provision for loan losses	5,800	5,400
Deferred income taxes	(3,963)	(4,175)
Origination of loans held for sale	(904,453)	(467,946)
Unrealized (gain) loss on loans held for sale	(62)	86
Gain on sales of loans held for sale	(14,034)	(8,006)
Proceeds from sale of loans held for sale	937,049	502,520
Change in fair value of mortgage servicing rights	51	31
(Gain) loss on sale of other real estate and foreclosed assets	(108)	36
Depreciation and amortization of furniture, equipment and software	2,006	1,483
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	1,087	(231)
Other assets	(14,049)	(1,417)
Accrued interest payable	(4)	(40)
Accounts payable and accrued liabilities	5,196	(2,566)
Net cash provided by (used in) operating activities	69,413	62,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(96,928)	(1,000)
Proceeds from sale of available-for-sale mortgage-backed securities	10,069	—
Proceeds from repayment of securities	35,914	43,047
Purchase of stock of Federal Home Loan Bank	(68,649)	(11,850)
Proceeds from redemption of stock of Federal Home Loan Bank	67,500	9,628
Origination of loans for portfolio	(1,761,693)	(1,611,283)
Origination of mortgage warehouse loans, net	(54,327)	(4,325)
Proceeds from sales of other real estate owned and repossessed assets	1,442	79
Purchases of loans, net of discounts and premiums	(384)	—
Principal repayments on loans	1,086,419	816,733
Net purchases of furniture, equipment and software	(3,890)	(2,235)
Net cash used in investing activities	(784,527)	(761,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	748,049	963,859
Proceeds from Federal Home Loan Bank advances	524,000	258,000
Repayment of Federal Home Loan Bank advances	(519,000)	(498,000)
Settlement of securities sold under agreements to repurchase	—	(10,000)
Proceeds from exercise of common stock options	147	2
Proceeds from issuance of common stock	21,120	38,945
Tax benefit from exercise of common stock options and vesting of restricted stock grants	2,510	854
Cash dividends on preferred stock	(155)	(155)
Net cash provided by financing activities	776,671	753,505
NET CHANGE IN CASH AND CASH EQUIVALENTS	61,557	54,555
CASH AND CASH EQUIVALENTS—Beginning of year	222,874	155,584
CASH AND CASH EQUIVALENTS—End of period	$284,431	$210,139
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$24,869	$20,874
Income taxes paid	$37,216	$32,677
Transfers to other real estate owned and repossessed vehicles from loans	$518	$931
Transfers from loans held for investment to loans held for sale	$7,985	$30,000
Transfers from loans held for sale to loans held for investment	$18,846	$7,127

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014
(Dollars in thousands, except per share data)
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, BofI Federal Bank (the “Bank” and collectively with BofI Holding, Inc., the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2015 included in our Annual Report on Form 10-K.

On November 17, 2015, the Company completed a four-for-one forward stock split in the form of a stock dividend. References made to outstanding shares or per share amounts in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect this four-for-one stock split. In November, the number of authorized shares of common stock available for issuance was increased from 50,000,000 to 150,000,000 as approved by the Company’s Board of Directors and stockholders.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan loss experience in the local economy in which the bank operates. At December 31, 2015, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 19.1% of all banks in the collateral pools, compared to 17.3% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At December 31, 2015, the Company used a weighted average discount margin of 500 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic activity, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at December 31, 2015 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $786. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $906.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. For each security, the Company inputs a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of each security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The national unemployment rate announced prior to the end of the period covered by this report (reported for November 2015) was 5.0%, down from the high of 10.0% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at December 31, 2015 are from 15.0% up to 66.6% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at December 31, 2015 are from 1.5% up to 20.0% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at December 31, 2015, the Company computed its discount rates as a spread between 241 and 732 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and June 30, 2015. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	December 31, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,706	$7,706
Securities—Available-for-Sale:
Agency RMBS	$—	$35,114	$—	$35,114
Non-Agency RMBS	—	—	21,136	21,136
Municipal	—	31,013	—	31,013
Other Debt Securities	—	141,126	—	141,126
Total—Securities—Available-for-Sale	$—	$207,253	$21,136	$228,389
Loans Held for Sale	$—	$24,730	$—	$24,730
Mortgage Servicing Rights	$—	$—	$3,475	$3,475
Other assets – Derivative Instruments	$—	$—	$1,062	$1,062
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$31	$31

	June 30, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,832	$7,832
Securities—Available-for-Sale:
Agency RMBS	$—	$43,491	$—	$43,491
Non-Agency RMBS	—	—	26,633	26,633
Municipal	—	22,035	—	22,035
Other Debt Securities	—	71,202	—	71,202
Total—Securities—Available-for-Sale	$—	$136,728	$26,633	$163,361
Loans Held for Sale	$—	$25,430	$—	$25,430
Mortgage Servicing Rights	$—	$—	$2,098	$2,098
Other assets – Derivative Instruments	$—	$—	$2,261	$2,261
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$—	$—

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2015
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$7,902	$24,993	$2,687	$1,018	$36,600
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	(680)	—	—	(680)
Included in earnings—Fair value gain (loss) on trading securities	(196)	—	—	—	(196)
Included in earnings—Mortgage banking income	—	—	95	13	108
Included in other comprehensive income	—	(715)	—	—	(715)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	693	—	693
Issues	—	—	—	—	—
Sales	—	(2,089)	—	—	(2,089)
Settlements	—	(369)	—	—	(369)
Other-than-temporary impairment	—	(4)	—	—	(4)
Closing balance	$7,706	$21,136	$3,475	$1,031	$33,348

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(196)	$(680)	$95	$13	$(768)

	For the Six Months Ended
	December 31, 2015
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$7,832	$26,633	$2,098	$2,261	$38,824
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	(680)	—	—	(680)
Included in earnings—Fair value gain (loss) on trading securities	(126)	—	—	—	(126)
Included in earnings—Mortgage banking income	—	—	(51)	(1,230)	(1,281)
Included in other comprehensive income	—	(961)	—	—	(961)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	1,428	—	1,428
Issues	—	—	—	—	—
Sales	—	(2,089)	—	—	(2,089)
Settlements	—	(1,728)	—	—	(1,728)
Other-than-temporary impairment	—	(39)	—	—	(39)
Closing balance	$7,706	$21,136	$3,475	$1,031	$33,348

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(126)	$(680)	$(51)	$(1,230)	$(2,087)

	For the Three Months Ended
	December 31, 2014
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$8,187	$34,171	$749	$943	$44,050
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain on trading securities	(325)	—	—	—	(325)
Included in earnings—Mortgage banking income	—	—	(38)	(284)	(322)
Included in other comprehensive income	—	(981)	—	—	(981)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	326	—	326
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(1,099)	—	—	(1,099)
Other-than-temporary impairment	—	(165)	—	—	(165)
Closing balance	$7,862	$31,926	$1,037	$659	$41,484

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(325)	$—	$(38)	$(284)	$(647)

	For the Six Months Ended
	December 31, 2014
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$8,066	$37,409	$562	$875	$46,912
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	(204)	—	—	—	(204)
Included in earnings—Mortgage banking income	—	—	(35)	(216)	(251)
Included in other comprehensive income	—	(1,119)	—	—	(1,119)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	510	—	510
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(4,150)	—	—	(4,150)
Other-than-temporary impairment	—	(214)	—	—	(214)
Closing balance	$7,862	$31,926	$1,037	$659	$41,484

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(204)	$—	$(35)	$(216)	$(455)

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	December 31, 2015
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$7,706	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	17.1 to 21.1% (19.1%) 5.0 to 5.0% (5.0%)
Securities – Available-for-Sale: Non-agency RMBS	$21,136	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	8.6 to 25.8% (14.7%) 1.5 to 20.0% (6.4%) 32.6 to 66.6% (49.1%) 2.4 to 2.8% (2.7%)
Mortgage Servicing Rights	$3,475	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.1 to 13.9% (8.1%) 4.0 to 8.3 (7.1) 8.5 to 10.5% (9.6%)
Derivative Instruments, net	$1,031	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.5% (0.4%)

	June 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$7,832	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	18.8 to 29.8% (24.6%) 4.8 to 4.8% (4.8%)
Securities – Available-for-Sale: Non-agency RMBS	$26,633	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	6.3 to 29.5% (13.0%) 1.5 to 19.6% (5.6%) 37.6 to 66.5% (51.1%) 2.4 to 3.0% (2.9%)
Mortgage Servicing Rights	$2,098	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.4 to 19.2% (7.7%) 4.3 to 8.3 (7.4) 9.5 to 10.5% (9.7%)
Derivative Instruments, net	$2,261	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.3% (0.8%)

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2015	2014	2015	2014
Interest income on investments	$60	$56	$117	$112
Fair value adjustment	(195)	(324)	(126)	(203)
Total	$(135)	$(268)	$(9)	$(91)

The table below summarizes assets measured for impairment on a non-recurring basis:

	December 31, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$21,168	$21,168
Home equity	—	—	7	7
Multifamily real estate secured	—	—	4,845	4,845
Commercial real estate secured	—	—	372	372
Auto and RV secured	—	—	300	300
Total	$—	$—	$26,692	$26,692
Other real estate owned and foreclosed assets:
Single family real estate secured	$—	$—	$75	$75
Multifamily real estate secured	—	—	321	321
Auto and RV secured	—	—	26	26
Total	$—	$—	$422	$422
HTM Securities – Non-Agency RMBS	$—	$—	$84,552	$84,552

	June 30, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$23,059	$23,059
Home equity	—	—	9	9
Multifamily real estate secured	—	—	5,399	5,399
Commercial real estate secured	—	—	2,128	2,128
Auto and RV secured	—	—	453	453
Total	$—	$—	$31,048	$31,048
Other real estate owned and foreclosed assets:
Single family real estate secured	$—	$—	$463	$463
Multifamily real estate secured	—	—	762	762
Auto and RV secured	—	—	15	15
Total	$—	$—	$1,240	$1,240
HTM Securities – Non-Agency RMBS	$—	$—	$88,094	$88,094

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $26,692, after charge-offs of $104 for the six months ended December 31, 2015, and life to date charge-offs of $4,619. Impaired loans had a related allowance of $279 at December 31, 2015.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $422 after charge-offs of $11 for the three months ended December 31, 2015.
Held-to-maturity securities measured for impairment on a non-recurring basis had a fair value of $84,552 and a carrying amount of $85,092 at December 31, 2015, after net impairment charges to income of $102 and an increase to other comprehensive income of $3,496 during the six months ended December 31, 2015. The Company recognized net impairment charges to income of $1,283 and an increase in other comprehensive increase of $2,920 for the six months ended December 31, 2014. These held-to-maturity securities are valued using Level 3 inputs.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2015 and June 30, 2015.
As of December 31, 2015 and June 30, 2015, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	December 31, 2015	June 30, 2015
Aggregate fair value	$24,730	$25,430
Contractual balance	24,239	24,886
Unrealized gain	$491	$544
The total amount of unrealized gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2015	2014	2015	2014
Interest income	$161	$149	$433	$303
Change in fair value	(286)	(152)	(1,292)	(130)
Total	$(125)	$(3)	$(859)	$173

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	December 31, 2015
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$21,168	Sales comparison approach	Adjustment for differences between the comparable sales	-40.6 to 71.1% (18.1%)
Home equity	$7	Sales comparison approach	Adjustment for differences between the comparable sales	-9.7 to 5.5% (-2.1%)
Multifamily real estate secured	$4,845	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-39.5 to 41.8% (-5.8%)
Commercial real estate secured	$372	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-33.0 to -10.7% (-21.9%)
Auto and RV secured	$300	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 24.7% (10.3%)
Other real estate owned:
Single family real estate secured	$75	Sales comparison approach	Adjustment for differences between the comparable sales	-2.2 to 11.2% (4.5%)
Multifamily real estate secured	$321	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-36.2 to 4.3% (-20.2%)
Auto and RV secured	$26	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 20.5% (10.3%)
HTM Securities – Non-Agency RMBS	$84,552	Discounted cash flow	Constant prepayment rate, constant default rate, loss severity, discount rate over LIBOR	2.5 to 23.9% (10.5%) 1.5 to 10.8% (4.5%) 15.0 to 65.6% (54.2%) 2.8 to 7.3% (5.5%)

	June 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$23,059	Sales comparison approach	Adjustment for differences between the comparable sales	-52.5 to 53.7% (3.9%)
Home equity	$9	Sales comparison approach	Adjustment for differences between the comparable sales	-9.7 to 5.5% (-2.1%)
Multifamily real estate secured	$5,399	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-73.4 to 80.6% (-8.3%)
Commercial real estate secured	$2,128	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-66.5 to 81.1% (-10.3%)
Auto and RV secured	$453	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 66.2% (10.8%)
Other real estate owned:
Single family real estate secured	$463	Sales comparison approach	Adjustment for differences between the comparable sales	-20.3 to 12.1% (-4.1%)
Multifamily real estate secured	$762	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-37.1 to 48.6% (5.7%)
Auto and RV secured	$15	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 20.7% (10.3%)
HTM Securities – Non-Agency RMBS	$88,094	Discounted cash flow	Constant prepayment rate, constant default rate, loss severity, discount rate over LIBOR	5.0 to 43.8% (10.5%) 1.5 to 14.6% (6.7%) 15.0 to 65.5% (54.4%) 3.0 to 6.9% (5.8%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at December 31, 2015 and June 30, 2015 were as follows:

	December 31, 2015
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$284,431	$284,431	$—	$—	$284,431
Securities trading	7,706	—	—	7,706	7,706
Securities available-for-sale	228,389	—	207,253	21,136	228,389
Securities held-to-maturity	215,963	—	80,319	135,240	215,559
Loans held for sale, at fair value	24,730	—	24,730	—	24,730
Loans held for sale, at lower of cost or fair value	65,429	—	—	66,342	66,342
Loans held for investment—net	5,645,272	—	—	5,808,598	5,808,598
Accrued interest receivable	19,060	—	—	19,060	19,060
Mortgage servicing rights	3,475	—	—	3,475	3,475
Financial liabilities:
Time deposits and savings	5,199,966	—	4,946,555	—	4,946,555
Securities sold under agreements to repurchase	35,000	—	36,823	—	36,823
Advances from the Federal Home Loan Bank	758,000	—	763,247	—	763,247
Subordinated debentures	5,155	—	5,155	—	5,155
Accrued interest payable	1,262	—	1,262	—	1,262

	June 30, 2015
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$222,874	$222,874	$—	$—	$222,874
Securities trading	7,832	—	—	7,832	7,832
Securities available-for-sale	163,361	—	136,728	26,633	163,361
Securities held-to-maturity	225,555	—	83,441	144,882	228,323
Loans held for sale, at fair value	25,430	—	25,430	—	25,430
Loans held for sale, at lower of cost or fair value	77,891	—	—	77,932	77,932
Loans held for investment—net	4,928,618	—	—	5,011,596	5,011,596
Accrued interest receivable	20,268	—	—	20,268	20,268
Mortgage servicing rights	2,098	—	—	2,098	2,098
Financial liabilities:
Time deposits and savings	4,451,917	—	4,385,034	—	4,385,034
Securities sold under agreements to repurchase	35,000	—	37,489	—	37,489
Advances from the Federal Home Loan Bank	753,000	—	757,265	—	757,265
Subordinated debentures	5,155	—	5,155	—	5,155
Accrued interest payable	1,266	—	1,266	—	1,266

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
The amortized cost, carrying amount and fair value for the major categories of securities: trading, available-for-sale, and held-to-maturity at December 31, 2015 and June 30, 2015 were:

	December 31, 2015
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$35,565	$334	$(785)	$35,114	$39,118	$752	$(1)	$39,869
Non-agency[2]	—	19,275	1,861	—	21,136	140,908	7,560	(13,228)	135,240
Total mortgage-backed securities	—	54,840	2,195	(785)	56,250	180,026	8,312	(13,229)	175,109
Other debt securities:
Municipal	—	30,877	222	(86)	31,013	35,937	4,513	—	40,450
Non-agency[3]	7,706	141,056	912	(842)	141,126	—	—	—	—
Total other debt securities	7,706	171,933	1,134	(928)	172,139	35,937	4,513	—	40,450
Total debt securities	$7,706	$226,773	$3,329	$(1,713)	$228,389	$215,963	$12,825	$(13,229)	$215,559

	June 30, 2015
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$43,738	$701	$(948)	$43,491	$41,993	$1,398	$—	$43,391
Non-agency[2]	—	23,799	2,835	(1)	26,633	147,586	10,045	(12,749)	144,882
Total mortgage-backed securities	—	67,537	3,536	(949)	70,124	189,579	11,443	(12,749)	188,273
Other debt securities:
Municipal	—	21,731	390	(86)	22,035	35,976	4,074	—	40,050
Non-agency[3]	7,832	70,216	1,271	(285)	71,202	—	—	—	—
Total other debt securities	7,832	91,947	1,661	(371)	93,237	35,976	4,074	—	40,050
Total debt securities	$7,832	$159,484	$5,197	$(1,320)	$163,361	$225,555	$15,517	$(12,749)	$228,323
__________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

3.	Senior collateralized loan obligations and asset-backed securities.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $21,136 at December 31, 2015 consists of seventeen different issues of super senior securities with a fair value of $12,766; one senior structured whole loan security with a fair value of $8,349 and two mezzanine z-tranche securities with a fair value of $21 collateralized by seasoned prime and Alt-A first-lien mortgages.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $140,908 at December 31, 2015 consists of 76 different issues of super senior securities totaling $138,704 and one senior-support security with a carrying value of $2,204. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310-30”). Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310-30. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired; however, no charge was recorded for the fiscal 2015 year and no charge was incurred for the six months ended December 31, 2015. At December 31, 2015 the security had a remaining contractual par value of zero dollars and amortizable and non-amortizable premium are currently projected to be zero dollars and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at December 31, 2015 and June 30, 2015 were $40,009 and $39,014 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2015
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$23,612	$(785)	$23,612	$(785)	$149	$(1)	$—	$—	$149	$(1)
Non-agency	—	—	—	—	—	—	13,664	(845)	75,183	(12,383)	88,847	(13,228)
Total RMBS securities	—	—	23,612	(785)	23,612	(785)	13,813	(846)	75,183	(12,383)	88,996	(13,229)
Other Debt:
Municipal Debt	20,507	(86)	—	—	20,507	(86)	—	—	—	—	—	—
Non-agency	68,648	(706)	2,276	(136)	70,924	(842)	—	—	—	—	—	—
Total Other Debt	89,155	(792)	2,276	(136)	91,431	(928)	—	—	—	—	—	—
Total debt securities	$89,155	$(792)	$25,888	$(921)	$115,043	$(1,713)	$13,813	$(846)	$75,183	$(12,383)	$88,996	$(13,229)

	June 30, 2015
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$369	$(2)	$24,974	$(946)	$25,343	$(948)	$—	$—	$—	$—	$—	$—
Non-agency	1,275	(1)	—	—	1,275	(1)	23,450	(1,802)	67,090	(10,947)	90,540	(12,749)
Total RMBS securities	1,644	(3)	24,974	(946)	26,618	(949)	23,450	(1,802)	67,090	(10,947)	90,540	(12,749)
Other Debt:
Municipal Debt	1,358	(86)	—	—	1,358	(86)	—	—	—	—	—	—
Non-agency	19,100	(285)	—	—	19,100	(285)	—	—	—	—	—	—
Total Other Debt	20,458	(371)	—	—	20,458	(371)	—	—	—	—	—	—
Total debt securities	$22,102	$(374)	$24,974	$(946)	$47,076	$(1,320)	$23,450	$(1,802)	$67,090	$(10,947)	$90,540	$(12,749)

There were 38 securities that were in a continuous loss position at December 31, 2015 for a period of more than 12 months. There were 32 securities that were in a continuous loss position at June 30, 2015 for a period of more than 12 months.

The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$(20,621)	$(19,351)	$(20,503)	$(18,139)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—	(99)	(39)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(23)	(285)	(42)	(1,458)
Credit losses realized for securities sold	116	—	116	—
Ending balance	$(20,528)	$(19,636)	$(20,528)	$(19,636)

At December 31, 2015, non-agency RMBS with a total carrying amount of $96,249 were determined to have cumulative credit losses of $20,528 of which $23 was recognized in earnings during the three months ended December 31, 2015. This quarter’s other-than-temporary impairment of $23 is related to two non-agency RMBS with a total carrying amount of $1,028. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the non-credit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the non-credit component as a charge to other comprehensive income, net of the related income tax benefit.
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
The gross gains and losses realized through earnings upon the sale of available-for-sale securities for the three and six months ended December 31, 2015 were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2015	2014	2015	2014
Proceeds	$10,069	$9,614	$10,069	$9,614
Gross realized gains	933	587	933	587
Gross realized losses	—	—	—	—
Net realized gain on securities	$933	$587	$933	$587

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	December 31, 2015	June 30, 2015
Available-for-sale debt securities—net unrealized gains	$1,616	$3,877
Available-for-sale debt securities—non-credit related losses	(259)	(271)
Held-to-maturity debt securities—non-credit related losses	(15,100)	(18,597)
Subtotal	(13,743)	(14,991)
Tax benefit	4,700	5,592
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(9,043)	$(9,399)

The expected maturity distribution including repayments of the Company’s mortgage-backed securities and other debt securities classified as trading, available-for-sale and held-to-maturity at December 31, 2015 were:

	December 31, 2015
	Trading	Available for sale		Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Fair Value	Carrying Amount	Fair Value
RMBS—U.S. agencies:
Due within one year	$—	$3,532	$3,451	$1,298	$1,346
Due one to five years	—	10,929	10,710	4,978	5,161
Due five to ten years	—	8,693	8,576	5,654	5,851
Due after ten years	—	12,411	12,377	27,188	27,511
Total RMBS—U.S. agencies	—	35,565	35,114	39,118	39,869
RMBS—Non-agency:
Due within one year	—	5,536	5,933	21,779	20,837
Due one to five years	—	9,251	10,059	47,178	45,431
Due five to ten years	—	2,625	3,005	38,441	36,615
Due after ten years	—	1,863	2,139	33,510	32,357
Total RMBS—Non-agency	—	19,275	21,136	140,908	135,240
Other debt:
Due within one year	—	33,822	33,760	1,014	1,137
Due one to five years	—	129,343	129,571	4,708	5,280
Due five to ten years	—	5,050	5,066	7,391	8,292
Due after ten years	7,706	3,718	3,742	22,824	25,741
Total other debt	7,706	171,933	172,139	35,937	40,450
Total	$7,706	$226,773	$228,389	$215,963	$215,559

5.	LOANS & ALLOWANCE FOR LOAN LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	December 31, 2015	June 30, 2015
Single family real estate secured:
Mortgage	$3,371,974	$2,980,795
Home equity	3,418	3,604
Warehouse and other[1]	519,564	385,413
Multifamily real estate secured	1,202,987	1,185,531
Commercial real estate secured	99,938	61,403
Auto and RV secured	30,335	13,140
Factoring	143,896	122,200
Commercial & Industrial	281,826	248,584
Other	61,145	601
Total gross loans	5,715,083	5,001,271
Allowance for loan losses	(35,071)	(28,327)
Unaccreted discounts and loan fees	(34,740)	(44,326)
Total net loans	$5,645,272	$4,928,618

1.	The balance of single family warehouse loans was $176,330 at December 31, 2015 and $122,003 at June 30, 2015. The remainder of the balance is attributable to single family lender finance loans.

Allowance for Loan Losses. We are committed to maintaining the allowance for loan losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan losses is adequate at December 31, 2015, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan portfolio.
Allowance for Loan Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
The Company provides general loan loss reserves for its automobile (“auto”) and recreational vehicle (“RV”) loans based upon the borrower credit score and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at December 31, 2015 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $30,035 of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $8,903; 715 – 769: $11,206; 700 – 714: $3,462; 660 – 699: $4,526 and less than 660: $1,938.
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
The Company had $3,350,806 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,819,843; 61% – 70%: $1,231,936; 71% – 80%: $298,822; and greater than 80%: $205.
The Company had $1,198,142 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $521,999; 56% – 65%: $396,445; 66% – 75%: $265,266; 76% – 80%: $14,432 and greater than 80%: $0.
The Company had $99,566 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $33,759; 51% – 60%: $23,821; 61% – 70%: $37,257; and 71% – 80%: $4,729.
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

The following tables summarize activity in the allowance for loan losses by portfolio classes for the periods indicated:

	For the Three Months Ended December 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at October 1, 2015	$16,313	$94	$2,057	$4,180	$961	$1,339	$342	$5,663	$129	$31,078
Provision for loan loss	911	(60)	586	(887)	(895)	532	17	939	2,257	3,400
Charge-offs	(61)	(1)	—	—	—	(56)	—	—	—	(118)
Recoveries	4	12	—	—	670	25	—	—	—	711
Balance at December 31, 2015	$17,167	$45	$2,643	$3,293	$736	$1,840	$359	$6,602	$2,386	$35,071

	For the Three Months Ended December 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at October 1, 2014	$9,807	$113	$1,216	$4,022	$965	$1,160	$311	$2,882	$19	$20,495
Provision for loan loss	1,983	(19)	369	212	176	(50)	(41)	271	(1)	2,900
Charge-offs	(3)	—	—	—	(156)	(75)	—	—	—	(234)
Recoveries	5	3	—	—	—	18	—	—	—	26
Balance at December 31, 2014	$11,792	$97	$1,585	$4,234	$985	$1,053	$270	$3,153	$18	$23,187

	For the Six Months Ended December 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2015	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Provision for loan loss	3,418	(96)	764	(1,070)	(1,349)	1,029	67	720	2,317	5,800
Charge-offs	(77)	(2)	—	—	—	(206)	—	—	—	(285)
Recoveries	162	21	—	—	982	64	—	—	—	1,229
Balance at December 31, 2015	$17,167	$45	$2,643	$3,293	$736	$1,840	$359	$6,602	$2,386	$35,071

	For the Six Months Ended December 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Provision for loan loss	3,865	(43)	326	749	106	351	(9)	105	(50)	5,400
Charge-offs	(40)	—	—	(300)	(156)	(146)	—	—	—	(642)
Recoveries	8	6	—	—	—	36	—	—	6	56
Balance at December 31, 2014	$11,792	$97	$1,585	$4,234	$985	$1,053	$270	$3,153	$18	$23,187

The following tables present our loans evaluated individually for impairment by class:

	December 31, 2015
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$8,989	$699	$8,290	$380	$8,670	$—
Purchased	5,924	1,961	3,963	83	4,046	—
Multifamily Real Estate Secured:
Purchased	2,545	1,008	1,537	—	1,537	—
Commercial Real Estate Secured:
Purchased	629	257	372	21	393	—
Auto and RV Secured:
In-house originated	957	694	263	14	277	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	6,481	—	6,481	83	6,564	212
Purchased	2,434	—	2,434	3	2,437	63
Home Equity:
In-house originated	7	—	7	—	7	1
Multifamily Real Estate Secured:
In-house originated	3,308	—	3,308	58	3,366	2
Auto and RV Secured:
In-house originated	37	—	37	2	39	1
Total	$31,311	$4,619	$26,692	$644	$27,336	$279
As a % of total gross loans	0.55%	0.08%	0.47%	0.01%	0.48%	—%

	June 30, 2015
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$7,000	$657	$6,343	$129	$6,472	$—
Purchased	6,318	2,083	4,235	157	4,392	—
Multifamily Real Estate Secured:
Purchased	2,569	921	1,648	—	1,648	—
Commercial Real Estate Secured:
Purchased	3,662	1,534	2,128	254	2,382	—
Auto and RV Secured:
In-house originated	1,097	815	282	13	295	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	10,142	—	10,142	—	10,142	214
Purchased	2,339	—	2,339	9	2,348	45
Home Equity:
In-house originated	9	—	9	—	9	1
Multifamily Real Estate Secured:
In-house originated	3,430	—	3,430	43	3,473	2
Purchased	321	—	321	20	341	3
Auto and RV Secured:
In-house originated	171	—	171	4	175	8
Total	$37,058	$6,010	$31,048	$629	$31,677	$273
As a % of total gross loans	0.74%	0.12%	0.62%	0.01%	0.63%	0.01%

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method:

	December 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$275	$1	$—	$2	$—	$1	$—	$—	$—	$279
Collectively evaluated for impairment	16,892	44	2,643	3,291	736	1,839	359	6,602	2,386	34,792
Total ending allowance balance	$17,167	$45	$2,643	$3,293	$736	$1,840	$359	$6,602	$2,386	$35,071
Loans:
Loans individually evaluated for impairment[1]	$21,168	$7	$—	$4,845	$372	$300	$—	$—	$—	$26,692
Loans collectively evaluated for impairment	3,350,806	3,411	519,564	1,198,142	99,566	30,035	143,896	281,826	61,145	5,688,391
Principal loan balance	3,371,974	3,418	519,564	1,202,987	99,938	30,335	143,896	281,826	61,145	5,715,083
Unaccreted discounts and loan fees	10,966	16	(185)	3,773	441	403	(47,015)	(901)	(2,238)	(34,740)
Accrued interest receivable	8,605	7	485	3,999	214	108	440	1,229	589	15,676
Total recorded investment in loans	$3,391,545	$3,441	$519,864	$1,210,759	$100,593	$30,846	$97,321	$282,154	$59,496	$5,696,019
________________
1. Loans evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$259	$1	$—	$5	$—	$8	$—	$—	$—	$273
Collectively evaluated for impairment	13,405	121	1,879	4,358	1,103	945	292	5,882	69	28,054
Total ending allowance balance	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Loans:
Loans individually evaluated for impairment[1]	$23,059	$9	$—	$5,399	$2,128	$453	$—	$—	$—	$31,048
Loans collectively evaluated for impairment	2,957,736	3,595	385,413	1,180,132	59,275	12,687	122,200	248,584	601	4,970,223
Principal loan balance	2,980,795	3,604	385,413	1,185,531	61,403	13,140	122,200	248,584	601	5,001,271
Unaccreted discounts and loan fees	10,438	11	(83)	3,348	96	149	(57,223)	(1,062)	—	(44,326)
Accrued interest receivable	10,530	5	306	4,862	145	73	477	1,159	—	17,557
Total recorded investment in loans	$3,001,763	$3,620	$385,636	$1,193,741	$61,644	$13,362	$65,454	$248,681	$601	$4,974,502
________________
1. Loans evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2015	June 30, 2015
Single Family Real Estate Secured:
Mortgage:
In-house originated	$14,771	$16,485
Purchased	6,183	6,357
Home Equity:
In-house originated	7	9
Multifamily Real Estate Secured:
In-house originated	3,308	3,430
Purchased	1,537	1,969
Commercial Real Estate Secured:
Purchased	372	2,128
Total non-performing loans secured by real estate	26,178	30,378
Auto and RV Secured	300	453
Total non-performing loans	$26,478	$30,831
Non-performing loans to total loans	0.46%	0.62%

The Company has no loans over 90 days delinquent that are still accruing interest at December 31, 2015. Approximately 79.14% of the Company’s non-performing loans are single family first mortgages already written down to 65.29% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans that are performing and non-performing by portfolio class:

	December 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,351,020	$3,411	$519,564	$1,198,142	$99,566	$30,035	$143,896	$281,826	$61,145	$5,688,605
Non-performing	20,954	7	—	4,845	372	300	—	—	—	26,478
Total	$3,371,974	$3,418	$519,564	$1,202,987	$99,938	$30,335	$143,896	$281,826	$61,145	$5,715,083

	June 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$2,957,953	$3,595	$385,413	$1,180,132	$59,275	$12,687	$122,200	$248,584	$601	$4,970,440
Non-performing	22,842	9	—	5,399	2,128	453	—	—	—	30,831
Total	$2,980,795	$3,604	$385,413	$1,185,531	$61,403	$13,140	$122,200	$248,584	$601	$5,001,271

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	December 31, 2015
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,272,701	$78,319	$3,351,020	$1,084,122	$114,020	$1,198,142	$87,310	$12,256	$99,566
Non-performing	14,771	6,183	20,954	3,308	1,537	4,845	—	372	372
Total	$3,287,472	$84,502	$3,371,974	$1,087,430	$115,557	$1,202,987	$87,310	$12,628	$99,938

	June 30, 2015
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$2,869,119	$88,834	$2,957,953	$1,048,266	$131,866	$1,180,132	$46,577	$12,698	$59,275
Non-performing	16,485	6,357	22,842	3,430	1,969	5,399	—	2,128	2,128
Total	$2,885,604	$95,191	$2,980,795	$1,051,696	$133,835	$1,185,531	$46,577	$14,826	$61,403

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

Approximately 12.74% of our non-performing loans at December 31, 2015 were considered TDRs, compared to 16.08% at June 30, 2015. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan category to the performing loan category and any previously deferred interest income is recognized.

The Company classifies these loans as performing loans temporarily modified as TDR and are included in impaired loans as follows:

	December 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$214	$—	$—	$—	$—	$—	$—	$—	$—	$214
Non-performing loans	20,954	7	—	4,845	372	300	—	—	—	26,478
Total impaired loans	$21,168	$7	$—	$4,845	$372	$300	$—	$—	$—	$26,692

	June 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$217	$—	$—	$—	$—	$—	$—	$—	$—	$217
Non-performing loans	22,842	9	—	5,399	2,128	453	—	—	—	30,831
Total impaired loans	$23,059	$9	$—	$5,399	$2,128	$453	$—	$—	$—	$31,048

The Company recognizes interest on performing loans temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended December 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2
Average balances of performing TDRs	$215	$—	$—	$—	$—	$—	$—	$—	$—	$215
Average balances of impaired loans	$22,195	$8	$—	$5,064	$1,045	$321	$—	$—	$—	$28,633

	For the Three Months Ended December 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$6	$—	$—	$—	$—	$—	$—	$—	$—	$6
Average balances of performing TDRs	$537	$—	$—	$—	$—	$—	$—	$—	$—	$537
Average balances of impaired loans	$21,517	$34	$—	$5,691	$3,242	$460	$—	$—	$—	$30,944

	For the Six Months Ended December 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$4	$—	$—	$—	$—	$—	$—	$—	$—	$4
Average balances of performing TDRs	$215	$—	$—	$—	$—	$—	$—	$—	$—	$215
Average balances of impaired loans	$22,483	$8	$—	$5,176	$1,406	$365	$—	$—	$—	$29,438

	For the Six Months Ended December 31, 2014
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$12	$—	$—	$—	$20	$—	$—	$—	$—	$32
Average balances of performing TDRs	$687	$—	$—	$—	$463	$—	$—	$—	$—	$1,150
Average balances of impaired loans	$18,806	$78	$—	$5,228	$3,620	$485	$—	$—	$—	$28,217
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

The following table presents the composition of the Company’s loan portfolio by credit quality indicators:

	December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,253,671	$13,520	$20,281	$—	$3,287,472
Purchased	77,909	195	6,398	—	84,502
Home Equity:
In-house originated	3,393	18	7	—	3,418
Warehouse and other:
In-house originated	513,864	5,700	—	—	519,564
Multifamily Real Estate Secured:
In-house originated	1,079,226	4,036	4,168	—	1,087,430
Purchased	110,107	2,795	2,655	—	115,557
Commercial Real Estate Secured:
In-house originated	87,310	—	—	—	87,310
Purchased	9,844	2,412	372	—	12,628
Auto and RV Secured:
In-house originated	29,829	161	345	—	30,335
Factoring:
In-house originated	143,896	—	—	—	143,896
Commercial & Industrial:
In-house originated	272,153	9,673	—	—	281,826
Other	61,145	—	—	—	61,145
Total	$5,642,347	$38,510	$34,226	$—	$5,715,083
As a % of total gross loans	98.7%	0.7%	0.6%	—%	100.0%

	June 30, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$2,855,637	$11,256	$18,711	$—	$2,885,604
Purchased	87,256	216	7,719	—	95,191
Home Equity:
In-house originated	3,473	—	131	—	3,604
Warehouse and other:
In-house originated	375,588	9,825	—	—	385,413
Multifamily Real Estate Secured:
In-house originated	1,036,718	10,926	4,052	—	1,051,696
Purchased	127,839	3,470	2,526	—	133,835
Commercial Real Estate Secured:
In-house originated	46,577	—	—	—	46,577
Purchased	9,947	2,444	2,435	—	14,826
Auto and RV Secured:
In-house originated	12,630	19	491	—	13,140
Factoring:
In-house originated	122,200	—	—	—	122,200
Commercial & Industrial:
In-house originated	239,415	9,169	—	—	248,584
Other	601	—	—	—	601
Total	$4,917,881	$47,325	$36,065	$—	$5,001,271
As a % of total gross loans	98.3%	1.0%	0.7%	—%	100.0%

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. The Company also evaluates credit quality based on the aging status of its loans. The following table provides the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the period indicated:

	December 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$3,157	$—	$13,531	$16,688
Purchased	233	367	3,015	3,615
Home equity:
In-house originated	29	18	—	47
Multifamily real estate secured:
In-house originated	243	—	791	1,034
Commercial real estate secured:
Purchased	—	372	—	372
Auto and RV secured	346	164	58	568
Total	$4,008	$921	$17,395	$22,324
As a % of total gross loans	0.07%	0.02%	0.30%	0.39%

	June 30, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$1,275	$2,876	$11,450	$15,601
Purchased	472	—	3,371	3,843
Home equity
In-house originated	130	—	—	130
Multifamily real estate secured
In-house originated	244	—	791	1,035
Purchased	—	—	321	321
Commercial real estate secured
Purchased	782	—	382	1,164
Auto and RV secured
In-house originated	271	125	67	463
Total	$3,174	$3,001	$16,382	$22,557
As a % of total gross loans	0.06%	0.06%	0.33%	0.45%

6.	EQUITY AND STOCK-BASED COMPENSATION
On October 22, 2015, the stockholders of the Company approved and in November 2015 the Company’s Board of Directors adopted an amendment to the Company’s certificate of incorporation (the “Amendment”) to increase the number of authorized shares of common stock available for issuance from 50,000,000 to 150,000,000 shares. The purpose for the Amendment was to accommodate a forward stock split through a stock dividend whereby each share of common stock would effectively be split into four shares of common stock (the “Stock Split”). On October 26, 2015, the Board of Directors approved the Stock Split. The Company issued a dividend of three shares of common stock for every one share issued and outstanding as of November 6, 2015. The dividend was paid on November 17, 2015, and BOFI common stock began trading on a split-adjusted basis on November 18, 2015. Common stock share, per-share, option and restricted stock unit amounts for all comparative periods provided have been retroactively adjusted to reflect the effects of the Stock Split.
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
2014 Stock Incentive Plan. In September and October 2014, the Company’s Board of Directors and stockholders approved the 2014 Plan, respectively. The maximum number of shares of common stock available for issuance under the 2014 Plan is 3,680,000.
Stock Options. At December 31, 2015 and at June 30, 2015, all expense related to stock option grants has been fully recognized.
A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding—June 30, 2014	427,800	$2.18
Granted	—	—
Exercised	(345,400)	2.26
Canceled	—	—
Outstanding—June 30, 2015	82,400	$1.84
Granted	—	—
Exercised	(80,000)	1.84
Canceled	—	—
Outstanding—December 31, 2015	2,400	$1.84
Options exercisable—June 30, 2014	427,800	$2.18
Options exercisable—June 30, 2015	82,400	$1.84
Options exercisable—December 31, 2015	2,400	$1.84

The following table summarizes information on currently outstanding and exercisable options:

As of December 31, 2015
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$1.84	2,400	0.57	2,400	$0.57

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at December 31, 2015 was $46 and $46, respectively.
Restricted Stock and Restricted Stock Units. Employees and directors are eligible to receive grants of restricted stock and restricted stock units. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.
During the six months ended December 31, 2015 and 2014, the Company granted 614,721 and 630,424 restricted stock units, to employees and directors, respectively. Restricted stock unit awards (“RSUs”) granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the three months ended December 31, 2015 and December 31, 2014 included stock award expense of $2,858 and $1,696, with total income tax benefit of $1,201 and $700, respectively. For the six months ended December 31, 2015 and December 31, 2014 stock award expense was $5,116 and $3,015, with total income tax benefit of $2,137 and $1,239, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2015, unrecognized compensation expense related to non-vested awards aggregated to $27,995 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2016	$6,352
2017	10,983
2018	7,745
2019	2,915
Total	$27,995

The following table presents the status and changes in restricted stock unit grants for the periods indicated:

	Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2014	945,756	$10.29
Granted	775,836	19.99
Vested	(519,400)	10.11
Canceled	(67,104)	14.13
Non-vested balance at June 30, 2015	1,135,088	$17.01
Granted	614,721	26.62
Vested	(253,727)	13.71
Canceled	(39,419)	19.72
Non-vested balance at December 31, 2015	1,456,663	$21.38
The total fair value of shares vested for the three and six months ended December 31, 2015 was $1,655 and $7,147. The total fair value of shares vested for the three and six months ended December 31, 2014 was $1,395 and $4,935.

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
The following table presents the calculation of basic and diluted EPS as adjusted to reflect the effects of the Stock Split:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Earnings Per Common Share[1]
Net income	$28,149	$19,372	$53,650	$37,213
Preferred stock dividends	(78)	(78)	(155)	(155)
Net income attributable to common shareholders	$28,071	$19,294	$53,495	$37,058
Average common shares issued and outstanding	62,999,335	59,566,176	62,741,596	58,805,820
Average unvested RSU shares	1,431,998	1,253,072	1,309,243	1,177,356
Total qualifying shares	64,431,333	60,819,248	64,050,839	59,983,176
Earnings per common share	$0.44	$0.32	$0.84	$0.62
Diluted Earnings Per Common Share[1]
Net income attributable to common shareholders	$28,071	$19,294	$53,495	$37,058
Dilutive net income attributable to common shareholders	$28,071	$19,294	$53,495	$37,058
Average common shares issued and outstanding	64,431,333	60,819,248	64,050,839	59,983,176
Dilutive effect of stock options	1,323	235,020	10,982	235,216
Total dilutive common shares issued and outstanding	64,432,656	61,054,268	64,061,821	60,218,392
Diluted earnings per common share	$0.44	$0.32	$0.84	$0.62
1. Share and per share amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015

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
At December 31, 2015, the Company had commitments to originate $62,647 in fixed rate loans and $162,288 in variable rate loans, totaling an aggregate outstanding principal balance of $224,935. Our fixed rate loan commitments to originate had rates ranging from 3.00% to 8.06%. At December 31, 2015, the Company also had commitments to sell $60,304 in fixed rate loans and $2,498 in variable rate loans, totaling an aggregate outstanding principal balance of $62,802.
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
Litigation. On October 15, 2015, a complaint (the “Golden Complaint”) was filed against the Company, its Chief Executive Officer and its Chief Financial Officer under the case name Golden v. BofI Holding, Inc., et al, in the United States District Court, Southern District of California, on behalf of the named plaintiff and a putative, but as yet uncertified, class. On November 3, 2015, a second complaint (the “Hazan Complaint”) was filed against the Company, its Chief Executive Officer and its Chief Financial Officer under the case name Hazan v. BofI Holding, Inc., et al, also in the United States District Court, Southern District of California, and also on behalf of the named plaintiff and a putative, but as yet uncertified, class (the Golden Complaint and the Hazan Complaint, collectively, the “Class Action Complaints”) The Class Action Complaints allege that the defendants violated

Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder, based upon allegations made in a complaint in a wrongful termination of employment lawsuit (the “Employment Matter”) filed against BofI Federal Bank, a wholly-owned subsidiary of the Company, by a former employee. The Company disputes the allegations advanced by the plaintiff in the Employment Matter, as well as the plaintiff’s perception of the underlying factual circumstances, and is vigorously defending that lawsuit. The Class Action Complaints seek monetary damages and other relief on behalf of all class members. The Company and the other named defendants dispute the allegations raised in the Class Action Complaints and are vigorously defending these lawsuits.
In December, 2015, two separate shareholder derivative actions were filed, purportedly on behalf of the Company. The first action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second action, Dow v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. An additional action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016. Each of these three actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of their fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees. The Defendants dispute these allegations and intend to vigorously defend these actions.

9.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the six months ended December 31, 2015, and no new loans and no refinances of existing loans during the six months ended December 31, 2014.

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include the outcome and effects of pending class action litigation recently filed against the Company, economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015, which has been filed with the Securities and Exchange Commission and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2015. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General

Our Company is the holding company for BofI Federal Bank (the “Bank”), a diversified financial services company with approximately $6.7 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.

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
Mergers and Acquisitions

From time to time we undertake acquisitions or similar transactions consistent with the Bank’s operating and growth strategies. During the six months ended December 31, 2015, there was one transaction, which is discussed below.

H&R Block Bank Deposit Acquisition

On August 31, 2015, our Bank completed the acquisition of approximately $419 million in deposits consisting of checking, individual retirement savings, and CD accounts from H&R Block Bank and its parent company, H&R Block, Inc. (“H&R Block”). In connection with the closing of this transaction: (i) our Bank and Emerald Financial Services, LLC, a Delaware limited liability company and wholly-owned subsidiary of H&R Block (“EFS”), entered into the Program Management Agreement, dated August 31,

2015 (the “PMA”); (ii) our Bank and H&R Block, EFS, HRB Participant I, LLC, a Delaware limited liability company and wholly-owned subsidiary of H&R Block, entered into the Emerald Receivables Participation Agreement, dated August 31, 2015; and (iii) our Bank and H&R Block entered into the Guaranty Agreement, dated August 31, 2015.
Four-for-One Forward Split of Common Stock
On October 22, 2015, our stockholders approved and in November 2015 our Board of Directors adopted an amendment to the our certificate of incorporation (the “Amendment”) to increase the number of authorized shares of common stock available for issuance from 50,000,000 to 150,000,000 shares. The purpose for the Amendment was to accommodate a forward stock split through a stock dividend whereby each share of common stock would effectively be split into four shares of common stock (the “Stock Split”). On October 26, 2015, our Board of Directors approved the Stock Split. We issued a dividend of three shares of common stock for every one share issued and outstanding as of November 6, 2015. The dividend was paid on November 17, 2015, and BOFI common stock began trading on a split-adjusted basis on November 18, 2015. Common stock share and per-share amounts for all comparative periods provided have been retroactively adjusted to reflect the effects of the Stock Split.
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
Use of Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as adjusted earnings. We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings (“adjusted earnings”), a non-GAAP measurement, which we believe provides useful information about the Bank’s operating performance. Excluding the securities gains and losses provides investors with an understanding of our Bank’s core lending and mortgage banking business. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	December 31, 2015	June 30, 2015
Selected Balance Sheet Data:
Total assets	$6,662,215	$5,823,719
Loans—net of allowance for loan losses	5,645,272	4,928,618
Loans held for sale, at fair value	24,730	25,430
Loans held for sale, lower of cost or fair value	65,429	77,891
Allowance for loan losses	35,071	28,327
Securities—trading	7,706	7,832
Securities—available-for-sale	228,389	163,361
Securities—held-to-maturity	215,963	225,555
Total deposits	5,199,966	4,451,917
Securities sold under agreements to repurchase	35,000	35,000
Advances from the FHLB	758,000	753,000
Subordinated debentures	5,155	5,155
Total stockholders’ equity	613,330	533,526

Capital Ratios:
Equity to assets at end of period	9.21%	9.16%
BofI Holding, Inc:
Tier 1 leverage (core) capital to adjusted average assets	9.75%	9.59%
Common equity tier 1 capital (to risk-weighted assets)	14.86%	14.98%
Tier 1 capital (to risk-weighted assets)	14.98%	15.12%
Total capital (to risk-weighted assets)	15.83%	15.91%
BofI Federal Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.34%	9.25%
Common equity tier 1 capital (to risk-weighted assets)	14.36%	14.58%
Tier 1 capital (to risk-weighted assets)	14.36%	14.58%
Total capital (to risk-weighted assets)	15.20%	15.38%

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Selected Income Statement Data:
Interest and dividend income	$75,935	$59,081	$147,164	$113,886
Interest expense	12,764	10,970	24,865	20,900
Net interest income	63,171	48,111	122,299	92,986
Provision for loan losses	3,400	2,900	5,800	5,400
Net interest income after provision for loan losses	59,771	45,211	116,499	87,586
Non-interest income	16,220	6,697	26,009	11,946
Non-interest expense	27,445	18,937	50,363	36,383
Income before income tax expense	48,546	32,971	92,145	63,149
Income tax expense	20,397	13,599	38,495	25,936
Net income	$28,149	$19,372	$53,650	$37,213
Net income attributable to common stock	$28,071	$19,294	$53,495	$37,058

Per Share Data:
Net income:
Basic[1]	$0.44	$0.32	$0.84	$0.62
Diluted[1]	$0.44	$0.32	$0.84	$0.62
Book value per common share[1]	$9.65	$7.41	$9.65	$7.41
Tangible book value per common share[1]	$9.60	$7.40	$9.60	$7.40

Weighted average number of shares outstanding:
Basic[1]	64,431,333	60,819,248	64,050,839	59,983,176
Diluted[1]	64,432,656	61,054,268	64,061,821	60,218,392
Common shares outstanding at end of period[1]	63,029,161	60,087,036	63,029,161	60,087,036
Common shares issued at end of period[1]	64,142,556	61,080,390	64,142,556	61,080,390

Performance Ratios and Other Data:
Loan originations for investment	$990,948	$802,550	$1,816,020	$1,615,608
Loan originations for sale	$632,162	$276,316	$904,453	$467,946
Loan purchases	$384	$—	$384	$—
Return on average assets	1.77%	1.53%	1.73%	1.55%
Return on average common stockholders’ equity	18.81%	19.08%	18.55%	18.85%
Interest rate spread[2]	3.96%	3.72%	3.92%	3.78%
Net interest margin[3]	4.10%	3.85%	4.07%	3.91%
Efficiency ratio	34.57%	34.55%	33.96%	34.67%

Asset Quality Ratios:
Net annualized charge-offs to average loans	(0.04)%	0.02%	(0.04)%	0.03%
Non-performing loans to total loans	0.46%	0.80%	0.46%	0.80%
Non-performing assets to total assets	0.40%	0.69%	0.40%	0.69%
Allowance for loan losses to total loans at end of period	0.61%	0.53%	0.61%	0.53%
Allowance for loan losses to non-performing loans	132.45%	66.45%	132.45%	66.45%
_________________________

1.
Share and per share amounts have been retroactively restated for all prior periods presented to reflect the four-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015

2.	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities

3.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2015 and 2014
For the three months ended December 31, 2015, we had net income of $28.1 million compared to net income of $19.4 million for the three months ended December 31, 2014. Net income attributable to common stockholders was $28.1 million or $0.44 per diluted share for the three months ended December 31, 2015 compared to net income attributable to common shareholders of $19.3 million or $0.32 per diluted share for the three months ended December 31, 2014. For the six months ended December 31, 2015, we had net income of $53.7 million compared to net income of $37.2 million for the six months ended December 31, 2014. Net income attributable to common stockholders was $53.5 million or $0.84 per diluted share for the six months ended December 31, 2015 compared to net income attributable to common shareholders of $37.1 million or $0.62 per diluted share for the six months ended December 31, 2014.

Other key comparisons between our operating results for the three and six months ended December 31, 2015 and 2014 are as follows:

•
Net interest income increased $15.1 million and $29.3 million due to a 23.1% and 26.5% increase in average earning assets in the three and six months ended December 31, 2015, respectively. These increases were primarily the result of growth in our loan portfolio, a net increase in the average yield earned on our assets and a net decrease in the average funding rate of our liabilities. Our net interest margin increased 25 and 16 basis points in the three and six months ended December 31, 2015 compared to December 31, 2014. The overall rate on interest earning assets was higher by 20 basis points and 10 basis points for the three and six months ended December 31, 2015 compared to December 31, 2014, respectively, primarily due to an increase in market interest rates for new loans and our H&R Block-branded loan product. This increase on the asset side was complimented by a 4 basis point reduction in average rates paid on interest-bearing liabilities for the three and six months ended December 31, 2015 compared to December 31, 2014, respectively. The increase in lower rate demand and savings deposits was the primary reason for the decrease in average rates paid for the three and six months ended December 31, 2015 compared to December 31, 2014, respectively.

•
Non-interest income increased $9.5 million and $14.1 million for the three and six months ended December 31, 2015 compared to the three and six months ended December 31, 2014, respectively. The $9.5 million increase in non-interest income for the three months ended December 31, 2015, was the result of an increase in banking service fees and other income of $4.7 million primarily, from H&R Block-branded products and service fee income, an increase of $4.5 million in other income and gain on sale – other, a reduction of $0.4 million in unrealized losses on securities, and an increase in realized gain on the sale of securities of $0.3 million, partially offset by a decrease of $0.3 million in prepayment penalty fee income. The $14.1 million increase in non-interest income for the six months ended December 31, 2015, was the result of an increase of $7.2 million in other income and gain on sale – other, an increase banking service fees and other income of $6.6 million primarily from H&R Block-branded products and service fee income, a reduction of $1.4 million in unrealized losses on securities, and an increase in realized gain on the sale of securities of $0.3 million, partially offset by a decrease of $1.2 million in mortgage banking income and a decrease of $0.3 million in prepayment penalty fee income.

•
Non-interest expense increased $8.5 million and $14.0 million for the three and six months ended December 31, 2015 compared to the three and six months ended December 31, 2014, respectively. For the three months ended December 31, 2015 compared to the three months ended December 31, 2014 salaries and related expenses increased $5.7 million primarily due to the overall increase in staff to support the overall growth of the Bank. Data processing and internet expense increased $0.6 million due to core system updates and increased bank customers. Other general and administrative costs increased by $1.0 million primarily attributable to expenses in support of H&R Block-branded products and services. For the six months ended December 31, 2015 compared to the six months ended December 31, 2014 salaries and related expenses increased $10.3 million primarily due to the overall increase in staff to support the overall growth of the Bank. Data processing and internet expense increased $1.0 million due to core system updates and increased bank customers. Other general and administrative costs increased by $1.0 million primarily attributable to expenses in support of H&R Block-branded products and services.

Non-GAAP adjusted earnings for the three months ended December 31, 2015 and 2014 were $27.7 million and $19.4 million, respectively. For the six months ended December 31, 2015 and 2014 non-GAAP adjusted earnings were $53.3 million and $37.9 million, respectively.

Below is a reconciliation of net income to non-GAAP adjusted earnings:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2015	2014	2015	2014
Net Income	$28,149	$19,372	$53,650	$37,213
Realized securities losses (gains)	(933)	(587)	(933)	(587)
Unrealized securities losses (gains)	219	610	267	1,700
Tax (provision) benefit	300	(9)	278	(457)
Non-GAAP adjusted earnings	$27,735	$19,386	$53,262	$37,869
Net Interest Income
Net interest income for the three and six months ended December 31, 2015 totaled $63.2 million and $122.3 million, an increase of 31.3% and 31.5%, compared to net interest income of $48.1 million and $93.0 million for the three and six months ended December 31, 2014. The growth of net interest income for both the three and six months ended December 31, 2015 is primarily due to net loan portfolio growth combined with a net increase in the average yield earned on our assets and a net decrease in the average funding rate of our liabilities.
Total interest and dividend income during the three and six months ended December 31, 2015 increased 28.53% to $75.9 million and and 29.2% to $147.2 million, respectively, compared to $59.1 million and $113.9 million during the three and six months ended December 31, 2014. The increase in interest and dividend income for the three and six months ended December 31, 2015 was primarily attributable to growth in average earning assets. The growth in the loan portfolio combined with a net increase in the average yield earned on loans, primarily attributable to our H&R Block-branded loan product. The average balance of loans increased 26.2% and 30.3% for the three and six months ended December 31, 2015 compared to the three and six months ended December 31, 2014. The increase in interest income on loans was partially offset by lower balances and lower rates earned on securities.
Total interest expense was $12.8 million and $24.9 million for the three and six months ended December 31, 2015, an increase of $1.8 million or 16.4% and of $4.0 million or 19.0% as compared with the three and six months ended December 31, 2014, respectively. The average funding rate for the three and six months ended December 31, 2015 compared to the same 2014 periods decreased by 4 basis points while average interest-bearing liabilities grew 20.4% and 24.0%, respectively. The decrease in the average funding rates for the three and six months ended December 31, 2015 compared to the same period in 2014, was primarily driven by increases in non-interest bearing deposits and lower rate demand and savings deposits partially offset by higher rates on time deposits.
Net interest margin, defined as annualized net interest income divided by average earning assets, increased by 25 basis points to 4.10% and by 16 basis points to 4.07% for the three and six months ended December 31, 2015, respectively. The increases in net interest margin were primarily the result of the above discussed increases in the average yield on loans, which were more than the declines in the average yield on securities and the declines in the overall cost of funds.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2015 and 2014:

	For the Three Months Ended
	December 31,
	2015			2014
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$5,460,764	$70,117	5.14%	$4,327,757	$53,392	4.93%
Interest-earning deposits in other financial institutions	201,799	186	0.37%	184,363	121	0.26%
Mortgage-backed and other investment securities	428,270	4,274	3.99%	440,834	4,704	4.27%
Stock of the FHLB, at cost	65,111	1,358	8.34%	47,805	864	7.23%
Total interest-earning assets	6,155,944	75,935	4.93%	5,000,759	59,081	4.73%
Non-interest-earning assets	218,511			65,174
Total assets	$6,374,455			$5,065,933
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,582,481	$5,577	0.62%	$2,704,220	$4,935	0.73%
Time deposits	777,262	4,132	2.13%	779,693	3,327	1.71%
Securities sold under agreements to repurchase	35,000	392	4.48%	35,000	391	4.47%
Advances from the FHLB	842,174	2,626	1.25%	828,106	2,281	1.10%
Subordinated debentures	5,155	37	2.87%	5,155	36	2.79%
Total interest-bearing liabilities	5,242,072	12,764	0.97%	4,352,174	10,970	1.01%
Non-interest-bearing demand deposits	481,282			243,289
Other non-interest-bearing liabilities	49,128			60,851
Stockholders’ equity	601,973			409,619
Total liabilities and stockholders’ equity	$6,374,455			$5,065,933
Net interest income		$63,171			$48,111
Interest rate spread[5]			3.96%			3.72%
Net interest margin[6]			4.10%			3.85%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $31.1 million and $31.8 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2015 and 2014 three-month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2015 and 2014:

	For the Six Months Ended
	December 31,
	2015			2014
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans[3,4]	$5,323,515	$135,195	5.08%	$4,086,378	$102,375	5.01%
Interest-earning deposits in other financial institutions	217,980	328	0.30%	169,491	209	0.25%
Mortgage-backed and other investment securities[4]	409,918	8,387	4.09%	451,958	9,551	4.23%
Stock of the FHLB, at cost	64,336	3,254	10.12%	45,946	1,751	7.62%
Total interest-earning assets	6,015,749	147,164	4.89%	4,753,773	113,886	4.79%
Non-interest-earning assets	176,466			62,922
Total assets	$6,192,215			$4,816,695
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,399,845	$10,739	0.63%	$2,471,811	$8,977	0.73%
Time deposits	782,096	7,993	2.04%	764,069	6,529	1.71%
Securities sold under agreements to repurchase	35,000	781	4.46%	37,893	861	4.54%
Advances from the FHLB	909,457	5,278	1.16%	860,102	4,461	1.04%
Subordinated debentures	5,155	74	2.87%	5,155	72	2.79%
Total interest-bearing liabilities	5,131,553	24,865	0.97%	4,139,030	20,900	1.01%
Non-interest-bearing demand deposits	426,128			229,734
Other non-interest-bearing liabilities	52,759			49,694
Stockholders’ equity	581,775			398,237
Total liabilities and stockholders’ equity	$6,192,215			$4,816,695
Net interest income		$122,299			$92,986
Interest rate spread[5]			3.92%			3.78%
Net interest margin[6]			4.07%			3.91%
 __________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $31.2 million and $31.9 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2015 and 2014 six-month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and six months ended December 31, 2015 and 2014:

	For the Three Months Ended				For the Six Months Ended
	December 31, 2015				December 31, 2015
	2015 vs 2014				2015 vs 2014
	Increase (Decrease) Due to				Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans	$13,964	$2,272	$489	$16,725	$30,990	$1,430	$400	$32,820
Interest-earning deposits in other financial institutions	11	51	3	65	61	42	16	119
Mortgage-backed and other investment securities	(134)	(309)	13	(430)	(889)	(316)	41	(1,164)
Stock of the FHLB, at cost	313	133	48	494	701	574	228	1,503
	$14,154	$2,147	$553	$16,854	$30,863	$1,730	$685	$33,278
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$1,603	$(744)	$(217)	$642	$3,387	$(1,236)	$(389)	$1,762
Time deposits	(10)	819	(4)	805	154	1,261	49	1,464
Securities sold under agreements to repurchase	—	1	—	1	(66)	(15)	1	(80)
Advances from the FHLB	39	311	(5)	345	257	516	44	817
Subordinated debentures	—	1	—	1	—	2	—	2
	$1,632	$388	$(226)	$1,794	$3,732	$528	$(295)	$3,965

Provision for Loan Losses
The loan loss provision was $3.4 million for the three months ended December 31, 2015 compared to $2.9 million for the three months ended December 31, 2014. The loan loss provision was $5.8 million for the six months ended December 31, 2015 compared to $5.4 million for the six months ended December 31, 2015. The increase in the provision for the three and six months ended December 31, 2015 is primarily due to additions to the allowance for growth of the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2015	2014	Inc (Dec)	2015	2014	Inc (Dec)
Realized gain on securities:
Sale of securities	$933	$587	$346	$933	$587	$346
Total realized gain on securities	933	587	346	933	587	346
Other-than-temporary loss on securities:
Total impairment losses	$(1,037)	$(1,075)	$38	$(1,779)	$(4,647)	$2,868
Loss recognized in other comprehensive loss	1,014	789	225	1,638	3,150	(1,512)
Net impairment loss recognized in earnings	(23)	(286)	263	(141)	(1,497)	1,356
Fair value gain on trading securities	(196)	(324)	128	(126)	(203)	77
Total unrealized loss on securities	(219)	(610)	391	(267)	(1,700)	1,433
Prepayment penalty fee income	738	1,053	(315)	1,614	1,930	(316)
Gain on sale – other	5,551	1,090	4,461	9,247	2,006	7,241
Mortgage banking income	2,909	2,937	(28)	4,787	6,000	(1,213)
Banking service fees and other income	6,308	1,640	4,668	9,695	3,123	6,572
Total non-interest income	$16,220	$6,697	$9,523	$26,009	$11,946	$14,063

Non-interest income increased $9.5 million to $16.2 million for the three months ended December 31, 2015. The increase was primarily the result of a $4.7 million increase in banking service fees due to H&R Block-branded products and service fee income, a $4.5 million increase in gain on sale – other primarily from sales of H&R Block-branded products and structured settlements and a decrease in unrealized loss on securities of $0.4 million. Non-interest income increased $14.1 million to $26.0 million for the six months ended December 31, 2015. The increase was primarily the result of a $7.2 million increase in gain on sale – other primarily from sales of H&R Block-branded products and structured settlements, a $6.6 million increase in banking service fees due to H&R Block-branded products and service fee income, a decrease in unrealized loss on securities of $1.4 million partially offset by a decrease in mortgage banking income of $1.2 million.
Included in gain on sale – other are sales of correspondent loans that are collateralized by non-mortgage assets and sales of structured settlement annuity receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2015	2014	Inc (Dec)	2015	2014	Inc (Dec)
Salaries and related costs	$16,440	$10,764	$5,676	$30,762	$20,461	$10,301
Professional services	1,270	797	473	1,633	1,599	34
Occupancy and equipment	934	832	102	1,847	1,553	294
Data processing and internet	2,299	1,683	616	4,179	3,197	982
Advertising and promotional	1,597	1,449	148	3,225	2,755	470
Depreciation and amortization	998	766	232	2,006	1,483	523
Real estate owned and repossessed vehicles	24	51	(27)	(50)	108	(158)
FDIC and regulator fees	1,108	828	280	2,172	1,606	566
Other general and administrative	2,775	1,767	1,008	4,589	3,621	968
Total non-interest expenses	$27,445	$18,937	$8,508	$50,363	$36,383	$13,980

Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $27.4 million for the three months ended December 31, 2015, up from $18.9 million for the three months ended December 31, 2014. Non-interest expense was $50.4 million for the six months ended December 31, 2015, up from $36.4 million for the six months ended December 31, 2014. The increase in compensation expense for the three and six months ended December 31, 2015 was primarily due to the expansion of the Bank’s staffing for lending products, business banking and regulatory compliance.
Total salaries and related costs increased $5.7 million to $16.4 million for the three months ended December 31, 2015 compared to $10.8 million for the three months ended December 31, 2014 due to increased staffing levels to support growth in deposit and lending activities. Total salaries and related costs increased $10.3 million to $30.8 million for the six months ended December 31, 2015 compared to $20.5 million for the six months ended December 31, 2014 due to increased staffing levels to support growth in deposit and lending activities. Our staff increased to 534 from 430, or 24.2% between December 31, 2015 and 2014, respectively.
Professional services, which include accounting and legal fees, increased $0.5 million and flat for the three and six months ended December 31, 2015, compared to the three and six month periods last year. Professional services for the three months ended December 31, 2015 increased due to a higher volume of legal fees compared to December 31, 2014.
Advertising and promotional expense increased $0.1 million and $0.5 million for the three and six months ended December 31, 2015, compared to the three and six months ended December 31, 2014. The increases were primarily due to online, email and direct leads marketing expenses.
Data processing and internet expense increased $0.6 million and $1.0 million for the three and six months ended December 31, 2015, compared to the three and six month period ended December 31, 2014, respectively. The increases were primarily due to growth in the number of customer accounts and enhancements to the Bank’s core processing system.
The cost of our Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges increased $0.3 million and $0.6 million for the three and six months ended December 31, 2015, compared to the three and six month period last year. The increases were due to the overall growth of the Bank’s liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs increased by $1.0 million and $1.0 million for the three and six months ended December 31, 2015, compared to the three and six month period ended December 31, 2014, respectively. The increases were primarily due to expenses supporting H&R Block-branded products and services.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2015 and 2014 were 42.02% and 41.25%, respectively. Our effective income tax rates (income tax provision divided by net income before income tax) for the six months ended December 31, 2015 and 2014 were 41.78% and 41.07%, respectively. The changes in the tax rates are primarily the result of changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $838.5 million, or 14.4%, to $6,662.2 million, as of December 31, 2015, up from $5,823.7 million at June 30, 2015. The increase in total assets was primarily due to an increase of $716.7 million in net loans held for investment. Total liabilities increased $758.7 million, primarily from growth in deposits of $748.0 million.
Loans
Net loans held for investment increased 14.5% to $5,645.3 million at December 31, 2015 from $4,928.6 million at June 30, 2015. The increase in the loan portfolio was primarily due to loan originations and purchases of $1,816.4 million, partially offset by loan repayments and other adjustments of $1,099.7 million during the six months ended December 31, 2015.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2015		June 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$3,371,974	59.1%	$2,980,795	59.6%
Home equity	3,418	0.1%	3,604	0.1%
Warehouse and other	519,564	9.1%	385,413	7.7%
Multifamily real estate secured	1,202,987	21.0%	1,185,531	23.7%
Commercial real estate secured	99,938	1.7%	61,403	1.2%
Auto and RV secured	30,335	0.5%	13,140	0.3%
Factoring	143,896	2.5%	122,200	2.4%
Commercial & Industrial	281,826	4.9%	248,584	5.0%
Other	61,145	1.1%	601	—%
Total gross loans	5,715,083	100.0%	5,001,271	100.0%
Allowance for loan losses	(35,071)		(28,327)
Unaccreted discounts and loan fees	(34,740)		(44,326)
Total net loans	$5,645,272		$4,928,618
The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. Also, the Bank previously purchased option adjustable-rate mortgage (“ARM”) loans and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of December 31, 2015, the Company had $778.6 million of interest only mortgage loans and $3.1 million of option adjustable-rate mortgage loans. Through December 31, 2015, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At December 31, 2015, our non-performing loans totaled $26.5 million, or 0.46% of total gross loans and our non-performing loans and foreclosed assets or “non-performing assets” totaled $26.9 million, or 0.40% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2015	June 30, 2015	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$20,954	$22,842	$(1,888)
Home equity	7	9	(2)
Multifamily real estate secured	4,845	5,399	(554)
Commercial real estate secured	372	2,128	(1,756)
Total non-performing loans secured by real estate	26,178	30,378	(4,200)
Auto and RV secured	300	453	(153)
Total non-performing loans	26,478	30,831	(4,353)
Foreclosed real estate	396	1,225	(829)
Repossessed—Auto and RV	26	15	11
Total non-performing assets	$26,900	$32,071	$(5,171)
Total non-performing loans as a percentage of total loans	0.46%	0.62%	(0.16)%
Total non-performing assets as a percentage of total assets	0.40%	0.55%	(0.15)%

Total non-performing assets decreased from $32.1 million at June 30, 2015 to $26.9 million at December 31, 2015. As a percentage of total assets, non-performing assets decreased from 0.55% at June 30, 2015 to 0.40% at December 31, 2015. The
non-performing assets decrease of approximately $5.2 million, was primarily the result of decreases in non-performing single family real estate secured mortgage loans, commercial real estate secured loans and foreclosed real estate assets.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings with outstanding balances totaling $0.2 million at December 31, 2015 and $0.2 million at June 30, 2015.
Allowance for Loan Losses
We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2015, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan portfolio.
The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
We provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at December 31, 2015 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $30.0 million of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $8.9 million; 715 – 769: $11.2 million; 700 – 714: $3.5 million; 660 – 699: $4.5 million and less than 660: $1.9 million.

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
The Company had $3,350.8 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,819.8 million; 61% – 70%: $1,231.9 million; 71% – 80%: $298.8 million; greater than 80%: $0.2 million.
The Company had $1,198.1 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $522.0 million; 56% – 65%: $396.4 million; 66% – 75%: $265.3 million; 76% – 80%: $14.4 million and greater than 80%: $0.0 million.
The Company had $99.6 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $33.8 million; 51% – 60%: $23.8 million; 61% – 70%: $37.3 million; and 71% – 80%: $4.7 million.
The weighted average LTV percentage for our entire real estate loan portfolio was 56% at December 31, 2015. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan loss provisions in the future to provide a larger loss allowance for one or more of our loan types.
The following table summarizes impaired loans as of:

(Dollars in thousands)	December 31, 2015	June 30, 2015
Non-performing loans—90+ days past due plus other non-accrual loans	$23,103	$25,873
Troubled debt restructuring loans—non-accrual	3,375	4,958
Troubled debt restructuring loans—performing	214	217
Total impaired loans	$26,692	$31,048

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2015		June 30, 2015
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$17,167	49.0%	$13,664	48.3%
Home equity	45	0.1%	122	0.4%
Warehouse and other	2,643	7.5%	1,879	6.6%
Multifamily real estate secured	3,293	9.4%	4,363	15.4%
Commercial real estate secured	736	2.1%	1,103	3.9%
Auto and RV secured	1,840	5.2%	953	3.4%
Factoring	359	1.0%	292	1.0%
Commercial & Industrial	6,602	18.9%	5,882	20.8%
Other	2,386	6.8%	69	0.2%
Total	$35,071	100.0%	$28,327	100.0%
The loan loss provision was $3.4 million and $2.9 million for the three months ended December 31, 2015 and December 31, 2014, respectively. The loan loss provision was $5.8 million and $5.4 million for the six months ended December 31, 2015 and December 31, 2014, respectively. The increase for the three and six months ended December 31, 2015 in the loan loss provision was primarily the result of growth in the loan portfolio. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $452.1 million as of December 31, 2015, compared with $396.7 million at June 30, 2015. During the six months ended December 31, 2015, we purchased twenty debt securities for $96.9 million, sold $10.1 million of available for sale securities, and received principal repayments of approximately $15.6 million in our available-for-sale portfolio. In our held-to-maturity portfolio, we received principal repayments of $16.1 million. The remainder of the change for both the available-for-sale and held-to-maturity portfolios is attributable to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held-to-maturity or available-for-sale at the time of purchase based upon issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $748.1 million, or 16.8%, to $5,200.0 million at December 31, 2015, from $4,451.9 million at June 30, 2015. Our deposit growth was the result of a 28.9% increase in savings accounts and a 63.8% increase in non-interest bearing accounts. The addition of deposits from our H&R Block Bank deposit acquisition and our organic growth resulted in higher savings account business and non-interest bearing account business during the six months ended December 31, 2015.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2015		June 30, 2015
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$506,558	—%	$309,339	—%
Interest-bearing:
Demand	1,067,138	0.49%	1,224,308	0.48%
Savings	2,740,864	0.60%	2,126,792	0.67%
Total interest-bearing demand and savings	3,808,002	0.57%	3,351,100	0.60%
Time deposits:
Under $100,000	59,982	1.25%	70,369	1.26%
$100,000 or more[2]	825,424	1.93%	721,109	2.06%
Total time deposits	885,406	1.88%	791,478	1.99%
Total interest bearing[2]	4,693,408	0.81%	4,142,578	0.87%
Total deposits	$5,199,966	0.73%	$4,451,917	0.81%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total interest-bearing includes brokered deposits of $1,137.3 million and $661.9 million as of December 31, 2015 and June 30, 2015, respectively, of which $550.2 million and $356.3 million, respectively, are time deposits classified as $100,000 or more.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2015	June 30, 2015	December 31, 2014
Non-interest bearing, prepaid and other	1,854,594	501,565	296,306
Checking and savings accounts	294,980	31,461	24,615
Time deposits	4,511	5,515	6,428
Total number of deposit accounts	2,154,085	538,541	327,349

The net increase of 1,353,029 of non-interest bearing, prepaid and other accounts and 263,519 interest-bearing checking and savings accounts for the six months ended December 31, 2015 was primarily the result of our acquisition of accounts from H&R Block Bank and new H&R Block branded products.

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	December 31, 2015		June 30, 2015		December 31, 2014
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$35,000	4.38%	$35,000	4.38%	$35,000	4.38%
FHLB Advances	758,000	1.45%	753,000	1.36%	670,000	1.39%
Subordinated debentures	5,155	2.78%	5,155	2.68%	5,155	2.63%
Total borrowings	$798,155	1.59%	$793,155	1.50%	$710,155	1.54%

Weighted average cost of borrowings during the quarter	1.38%		1.89%		1.25%
Borrowings as a percent of total assets	12.0%		13.6%		13.7%

At December 31, 2015, total borrowings amounted to $798.2 million, up $5.0 million, or 0.6%, from June 30, 2015 and up $88.0 million or 12.4% from December 31, 2014. Total borrowings represented 12.0% of total assets and had a weighted-average cost of 1.38% at December 31, 2015, compared with 13.6% of total assets at a weighted-average cost of 1.89% at June 30, 2015 and 13.7% of total assets at a weighted-average cost of 1.25% at December 31, 2014.
We have sold securities under various agreements to repurchase for total proceeds of $35.0 million. The repurchase agreements have interest rates between 3.75% and 4.75% and scheduled maturities between April 2017 and December 2017. Under these agreements, we may be required to repay the $35.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 1.60 years and the weighted average remaining period before such repurchase agreements could be called is 0.14 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At December 31, 2015, a total of $5.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $5.0 million in putable advances is 2.07 years and the weighted average remaining period before such advances could be put to us is 0.07 years.
Stockholders’ Equity
Stockholders’ equity increased $79.8 million to $613.3 million at December 31, 2015 compared to $533.5 million at June 30, 2015. The increase was the result of our net income for the six months ended December 31, 2015 of $53.7 million, sale of common stock of $21.1 million, vesting and issuance of RSUs and exercise of stock options of $4.8 million, a $0.4 million unrealized gain in other comprehensive income, net of tax, less a reduction of $0.2 million for dividends declared on preferred stock.

LIQUIDITY

Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2015	2014
Operating Activities	$69,413	$62,256
Investing Activities	$(784,527)	$(761,206)
Financing Activities	$776,671	$753,505
During the six months ended December 31, 2015, we had net cash inflows from operating activities of $69.4 million compared to inflows of $62.3 million for the six months ended December 31, 2014. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $784.5 million for the six months ended December 31, 2015, while outflows totaled $761.2 million for the same period in fiscal year 2015. The increase was primarily due to purchases of investment securities in the fiscal 2016 period compared to the same period in the prior year.

Our net cash provided by financing activities totaled $776.7 million for the six months ended December 31, 2015, and $753.5 million for the six months ended December 31, 2014. Net cash provided by financing activities increased primarily from increased net borrowings from FHLB for the six months ended December 31, 2015 compared to December 31, 2014.
During the six months ended December 31, 2015, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2015, the Company had $1,731.5 million available immediately and reflects a fully collateralized position. At December 31, 2015, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2015, the Bank did not have any borrowings outstanding and the amount available from this source was $7.1 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits of $1,137.3 million at December 31, 2015. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

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
In February 2015, we commenced sales of common stock through the 2015 ATM Offering. The details of the shares of common stock sold through the 2015 ATM Offering through December 31, 2015 are as follows (dollars in thousands, except per share data):

Distribution Agent	Month	Weighted Average Per Share Price[1]	Number of Shares Sold[1]	Net Proceeds	Compensation to Distribution Agent
FBR Capital Markets & Co.	February 2015	$22.68	40,000	$884	$23
FBR Capital Markets & Co.	March 2015	$23.38	518,528	$11,818	$303
FBR Capital Markets & Co.	April 2015	$23.10	265,088	$5,971	$153
FBR Capital Markets & Co.	May 2015	$23.69	122,800	$2,837	$73
FBR Capital Markets & Co.	June 2015	$24.69	251,592	$6,057	$155
FBR Capital Markets & Co.	July 2015	$27.37	280,000	$7,471	$192
FBR Capital Markets & Co.	August 2015	$32.81	40,000	$1,279	$33
FBR Capital Markets & Co.	September 2015	$30.99	240,000	$7,252	$186
FBR Capital Markets & Co.	October 2015	$32.43	163,808	$5,181	$132
1- Amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015
As of December 31, 2015, the total gross sales were $50 million, which completes the 2015 ATM offering.

OFF-BALANCE SHEET COMMITMENTS
At December 31, 2015, we had commitments to originate loans with an aggregate outstanding principal balance of $224.9 million, and commitments to sell loans with an aggregate outstanding principal balance of $62.8 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.

CONTRACTUAL OBLIGATIONS
We enter into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of December 31, 2015 totaled $404.0 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of December 31, 2015
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$844,302	$374,663	$225,202	$134,106	$110,331
Time deposits[2]	978,970	418,938	101,094	96,451	362,487
Operating lease obligations[3]	16,678	3,357	7,357	5,964	—
Total	$1,839,950	$796,958	$333,653	$236,521	$472,818
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2015.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for leases of real property.

CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for December 31, 2015, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2015, our Company and Bank met all the capital adequacy requirements to which they were subject. At December 31, 2015, our Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since December 31, 2015 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Bofi Holding, Inc.		Bofi Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015
Regulatory Capital:
Tier 1	$622,371	$542,924	$595,540	$522,891
Common equity tier 1	$617,308	$537,861	$595,540	$522,891
Total capital (to risk-weighted assets)	$657,545	$571,251	$630,714	$551,218

Assets:
Average adjusted	$6,383,498	$5,660,097	$6,374,284	$5,654,199
Total risk-weighted	$4,154,059	$3,591,432	$4,148,652	$3,585,149

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.75%	9.59%	9.34%	9.25%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	14.86%	14.98%	14.36%	14.58%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	14.98%	15.12%	14.36%	14.58%	8.00%	6.00%
Total capital (to risk-weighted assets)	15.83%	15.91%	15.20%	15.38%	10.00%	8.00%

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. Commencing January 1, 2016, our Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively. If the capital conservation buffer were in effect at December 31, 2015, our Company and Bank would exceed the requirement.
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2015 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2015
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$284,431	$—	$—	$—	$284,431
Securities[1]	356,758	15,165	43,990	36,145	452,058
Stock of the FHLB, at cost	67,419	—	—	—	67,419
Loans—net of allowance for loan loss	1,249,987	617,423	3,625,264	152,598	5,645,272
Loans held for sale	90,159	—	—	—	90,159
Total interest-earning assets	2,048,754	632,588	3,669,254	188,743	6,539,339
Non-interest earning assets	—	—	—	—	122,876
Total assets	$2,048,754	$632,588	$3,669,254	$188,743	$6,662,215
Interest-bearing liabilities:
Interest-bearing deposits	$1,335,241	$2,876,732	$152,059	$329,376	$4,693,408
Securities sold under agreements to repurchase	—	—	35,000	—	35,000
Advances from the FHLB	278,000	85,000	297,500	97,500	758,000
Subordinated debentures	5,155	—	—	—	5,155
Total interest-bearing liabilities	1,618,396	2,961,732	484,559	426,876	5,491,563
Other non-interest-bearing liabilities	—	—	—	—	557,322
Stockholders’ equity	—	—	—	—	613,330
Total liabilities and equity	$1,618,396	$2,961,732	$484,559	$426,876	$6,662,215
Net interest rate sensitivity gap	$430,358	$(2,329,144)	$3,184,695	$(238,133)	$1,047,776
Cumulative gap	$430,358	$(1,898,786)	$1,285,909	$1,047,776	$1,047,776
Net interest rate sensitivity gap—as a % of total interest earning assets	6.58%	(35.62)%	48.70%	(3.64)%	16.02%
Cumulative gap—as % of total interest earning assets	6.58%	(29.04)%	19.66%	16.02%	16.02%

1.	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as held-to-maturity, available-for-sale and trading.
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2015 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of December 31, 2015
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$268,826	3.0%	$247,481	(3.9)%
Base	261,057	—%	257,398	—%
Down 200 basis points	248,295	(4.9)%	233,872	(9.2)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of December 31, 2015
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$653,660	(15.6)%	10.3%
Up 200 basis points	707,602	(8.6)%	10.8%
Up 100 basis points	753,811	(2.7)%	11.2%
Base	774,580	—%	11.3%
Down 100 basis points	739,808	(4.5)%	10.6%

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
The information set forth in Note 8 – “Commitments And Contingencies” to the Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.
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

We have been named as a party to purported class action and derivative action lawsuits, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As described in detail in Note 8 – “Commitments And Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, purported class action lawsuits have been filed in the United States District Court, Southern District of California, alleging, among other things, that our company, Chief Executive Officer and Chief Financial Officer violated the federal securities laws by failing to disclose the wrongful conduct that is alleged in a former employee complaint, and that as a result the Company’s statements regarding its internal controls, and portions of its financial statements, were false and misleading. Derivative lawsuits have also been filed against out management arising from the same events, alleging breach of fiduciary duty, mismanagement, abuse of control and unjust enrichment. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the full cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the three months ended December 31, 2015. Purchases made relate to the stock repurchase plan of 414,991 shares that was originally approved by the Company’s Board of Directors on July 5, 2005, plus an additional 500,000 shares approved on November 20, 2008. Stock repurchased under this plan will be held as treasury shares.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended December 31, 2015
October 1, 2015 to December 31, 2015	—	$—	—	319,291
Balance at December 31, 2015	595,700	$5.72	595,700	319,291
Stock Retained in Net Settlement
Beginning Balance at October 1, 2015	493,422
October 1, 2015 to December 31, 2015	24,273
Ending Balance at December 31, 2015	517,695
Total Treasury Shares at December 31, 2015	1,113,395

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

10.1	Certificate of Amendment of Certificate of Incorporation of BofI Holding, Inc.	Exhibit 3.1 to Form 8-K filed on November 6, 2015.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Definition Document	Filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BofI Holding, Inc.

Dated:	January 28, 2016	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	January 28, 2016	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)