Form 10-Q
period 2016-03-31
BofI Holding, Inc.
filed 2016-04-28
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 63,060,732 shares of common stock, $0.01 par value per share, as of April 22, 2016.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2016	June 30, 2015
ASSETS
Cash and due from banks	$895,454	$222,774
Federal funds sold	100	100
Total cash and cash equivalents	895,554	222,874
Securities:
Trading	7,589	7,832
Available-for-sale	278,653	163,361
Held-to-maturity—fair value $216,386 as of March 2016 and $228,323 as of June 2015	211,294	225,555
Stock of the Federal Home Loan Bank, at cost	52,974	66,270
Loans held for sale, carried at fair value	42,682	25,430
Loans held for sale, lower of cost or fair value	59,988	77,891
Loans and leases—net of allowance for loan and lease losses of $36,931 as of March 2016 and $28,327 as of June 2015	6,034,700	4,928,618
Accrued interest receivable	23,913	20,268
Furniture, equipment and software—net	13,056	8,551
Deferred income tax	37,427	32,955
Cash surrender value of life insurance	5,944	5,806
Mortgage servicing rights, carried at fair value	3,375	2,098
Other real estate owned and repossessed vehicles	245	1,240
Other assets	38,228	34,970
TOTAL ASSETS	$7,705,622	$5,823,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$913,636	$309,339
Interest bearing	5,134,395	4,142,578
Total deposits	6,048,031	4,451,917
Securities sold under agreements to repurchase	35,000	35,000
Advances from the Federal Home Loan Bank	858,000	753,000
Subordinated notes and debentures	56,155	5,155
Accrued interest payable	1,679	1,266
Accounts payable and other liabilities	53,468	43,855
Total liabilities	7,052,333	5,290,193
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:[1]
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of March 2016 and June 2015	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 64,177,770 shares issued and 63,060,732 shares outstanding as of March 2016; 63,145,364 shares issued and 62,075,004 shares outstanding as of June 2015	642	638
Additional paid-in capital	328,288	296,035
Accumulated other comprehensive income (loss)—net of tax	(8,223)	(9,399)
Retained earnings	355,165	265,833
Treasury stock, at cost; 1,117,038 shares as of March 2016 and 1,070,360 shares as of June 2015	(27,646)	(24,644)
Total stockholders’ equity	653,289	533,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,705,622	$5,823,719
1- Common stock amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$77,111	$57,441	$212,306	$159,816
Investments	7,171	5,470	19,140	16,981
Total interest and dividend income	84,282	62,911	231,446	176,797
INTEREST EXPENSE:
Deposits	11,012	9,634	29,744	25,140
Advances from the Federal Home Loan Bank	3,019	2,194	8,297	6,655
Other borrowings	694	418	1,549	1,351
Total interest expense	14,725	12,246	39,590	33,146
Net interest income	69,557	50,665	191,856	143,651
Provision for loan and lease losses	2,000	2,900	7,800	8,300
Net interest income, after provision	67,557	47,765	184,056	135,351
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	(14)	—	919	587
Other-than-temporary loss on securities:
Total impairment (losses) gains	(1,006)	(1,185)	(2,785)	(5,832)
Loss (gain) recognized in other comprehensive income	998	478	2,636	3,628
Net impairment loss recognized in earnings	(8)	(707)	(149)	(2,204)
Fair value gain (loss) on trading securities	(117)	(125)	(243)	(328)
Total unrealized (loss) gain on securities	(125)	(832)	(392)	(2,532)
Prepayment penalty fee income	563	454	2,177	2,384
Gain on sale – other	1,101	2,419	10,348	4,425
Mortgage banking income	3,459	4,330	8,246	10,330
Banking service fees and other income	18,332	1,995	28,027	5,118
Total non-interest income	23,316	8,366	49,325	20,312
NON-INTEREST EXPENSE:
Salaries and related costs	17,000	11,249	47,762	31,710
Professional services	1,033	1,725	2,666	3,324
Occupancy and equipment	1,169	735	3,016	2,288
Data processing and internet	3,225	1,717	7,404	4,914
Advertising and promotional	1,406	1,462	4,631	4,217
Depreciation and amortization	1,310	868	3,316	2,351
Real estate owned and repossessed vehicles	5	44	(45)	152
FDIC and regulator fees	1,217	902	3,389	2,508
Other general and administrative	3,043	1,641	7,632	5,262
Total non-interest expense	29,408	20,343	79,771	56,726
INCOME BEFORE INCOME TAXES	61,465	35,788	153,610	98,937
INCOME TAXES	25,551	14,714	64,046	40,650
NET INCOME	$35,914	$21,074	$89,564	$58,287
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$35,837	$20,997	$89,332	$58,055
COMPREHENSIVE INCOME	$36,734	$21,694	$90,740	$60,356
Basic earnings per share[1]	$0.56	$0.34	$1.39	$0.96
Diluted earnings per share[1]	$0.56	$0.34	$1.39	$0.95
1- Per share amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2016	2015	2016	2015
NET INCOME	$35,914	$21,074	$89,564	$58,287
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(287) and $156 for the three months ended March 31, 2016 and 2015, and $(861) and $261 for the nine months ended March 31, 2016 and 2015, respectively.	(426)	234	(1,179)	373
Other-than-temporary impairment on held-to-maturity securities recognized in other comprehensive income, net of tax expense (benefit) of $832 and $258 for the three months ended March 31, 2016 and 2015, and $2,114 and $1,516 for the nine months ended March 31, 2016 and 2015, respectively.	1,238	386	2,894	2,048
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $(6) and $0 for the three months ended March 31, 2016 and 2015 and $380 and $235 for the nine months ended March 31, 2016 and 2015, respectively.	8	—	(539)	(352)
Other comprehensive income (loss)	820	620	1,176	2,069
Comprehensive income	$36,734	$21,694	$90,740	$60,356

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital[1]	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued[1]	Treasury	Outstanding[1]	Amount[1]
BALANCE—June 30, 2015	515	$5,063	63,145,364	(1,070,360)	62,075,004	$638	$296,035	$265,833	$(9,399)	$(24,644)	$533,526
Net income	—	—	—	—	—	—	—	89,564	—	—	89,564
Other comprehensive income	—	—	—	—	—	—	—	—	1,176	—	1,176
Cash dividends on preferred stock	—	—	—	—	—	—	—	(232)	—	—	(232)
Issuance of common stock	—	—	723,808	—	723,808	2	21,118	—	—	—	21,120
Stock-based compensation expense	—	—	25,394	—	25,394	1	8,469	—	—	—	8,470
Restricted stock unit vesting and tax benefits	—	—	202,404	(46,678)	155,726	1	1,522	—	—	(3,002)	(1,479)
Stock option exercises and tax benefits	—	—	80,800	—	80,800	—	1,144	—	—	—	1,144
BALANCE—March 31, 2016	515	$5,063	64,177,770	(1,117,038)	63,060,732	$642	$328,288	$355,165	$(8,223)	$(27,646)	$653,289

1- Common stock amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015. The par value of common stock remains unchanged at $0.01 per share after the aforementioned forward stock split. As a result, the stated capital attributable to common stock increased proportionately and the additional paid-in capital decreased by the amount by which the stated capital increased.

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,564	$58,287
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(3,842)	(4,342)
Net accretion of discounts on loans and leases	136	(557)
Stock-based compensation expense	8,470	4,787
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(2,519)	(933)
Valuation of financial instruments carried at fair value	243	(587)
Net gain on sale of investment securities	(919)	328
Impairment charge on securities	149	2,204
Provision for loan and lease losses	7,800	8,300
Deferred income taxes	(4,712)	(7,127)
Origination of loans held for sale	(1,155,329)	(721,780)
Unrealized (gain) loss on loans held for sale	(621)	267
Gain on sales of loans held for sale	(18,594)	(14,755)
Proceeds from sale of loans held for sale	1,179,724	775,806
Change in fair value of mortgage servicing rights	503	229
(Gain) loss on sale of other real estate and foreclosed assets	(140)	55
Depreciation and amortization of furniture, equipment and software	3,316	2,351
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(3,766)	(4,200)
Other assets	(5,797)	(12,433)
Accrued interest payable	413	(4)
Accounts payable and other liabilities	9,094	9,178
Net cash provided by (used in) operating activities	103,173	95,074
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(160,299)	(4,446)
Proceeds from sale of available-for-sale mortgage-backed securities	10,003	9,539
Proceeds from repayment of securities	55,414	62,761
Purchase of stock of Federal Home Loan Bank	(101,099)	(11,850)
Proceeds from redemption of stock of Federal Home Loan Bank	114,395	9,641
Origination of loans and leases for portfolio	(2,626,656)	(2,348,617)
Origination of mortgage warehouse loans, net	(46,921)	(71,405)
Proceeds from sales of other real estate owned and repossessed assets	1,442	107
Purchases of loans and leases, net of discounts and premiums	(140,493)	(146)
Principal repayments on loans	1,695,873	1,283,914
Net purchases of furniture, equipment and software	(7,821)	(3,743)
Net cash used in investing activities	(1,206,162)	(1,074,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,596,114	1,327,236
Proceeds from Federal Home Loan Bank advances	915,000	421,000
Repayment of Federal Home Loan Bank advances	(810,000)	(748,000)
Settlement of securities sold under agreements to repurchase	—	(10,000)
Proceeds from exercise of common stock options	148	3
Proceeds from issuance of common stock	21,120	61,197
Tax benefit from exercise of common stock options and vesting of restricted stock grants	2,519	933
Cash dividends on preferred stock	(232)	(232)
Proceeds from issuance of subordinated notes and debentures	51,000	—
Net cash provided by financing activities	1,775,669	1,052,137
NET CHANGE IN CASH AND CASH EQUIVALENTS	672,680	72,966
CASH AND CASH EQUIVALENTS—Beginning of year	222,874	155,584
CASH AND CASH EQUIVALENTS—End of period	$895,554	$228,550
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$39,179	$33,151
Income taxes paid	$56,371	$49,859
Transfers to other real estate owned and repossessed vehicles from loans	$531	$2,452
Transfers from loans held for investment to loans held for sale	$7,982	$30,000
Transfers from loans held for sale to loans held for investment	$20,091	$7,237

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015
(Dollars in thousands, except per share data)
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, BofI Federal Bank (the “Bank” and collectively with BofI Holding, Inc., the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2015 included in our Annual Report on Form 10-K.

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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level estimated to provide for probable incurred losses in the loan and lease portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and leases and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan and lease losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible. Allocations of the allowance may be made for specific loans but the entire allowance is available for any loan that, in management’s judgment, should be charged off. See Note 5 of these financial statement footnotes and the financial statement footnotes for the year ended June 30, 2015 included in our Annual Report on Form 10-K for further information.

H&R Block Bank Deposit Acquisition and Program Management Agreement. On August 31, 2015, the Bank completed the acquisition of approximately $419 million in deposits consisting of checking, individual retirement savings, and CD accounts from H&R Block Bank and its parent company, H&R Block, Inc. (“H&R Block”). Additionally, the Bank and Emerald Financial Services, LLC (“EFS”), a Delaware limited liability company and wholly-owned subsidiary of H&R Block, entered into the Program Management Agreement (“PMA”), dated August 31, 2015; the Bank and H&R Block, EFS, HRB Participant I, LLC, a Delaware limited liability company and wholly-owned subsidiary of H&R Block, entered into the Emerald Receivables Participation Agreement, dated August 31, 2015; and the Bank and H&R Block entered into the Guaranty Agreement (together, the “PMA and related Agreements”), dated August 31, 2015. Through the PMA and related Agreements the Bank will provide H&R Block-branded financial services products and services. The three products and services that represent the primary focus and the majority of transactional volume that the Bank will process are described in detail below.
The first product is Emerald Prepaid MasterCard® services, which is under Schedule A of the PMA. The Bank is responsible for the primary oversight and control of the prepaid card programs of a wholly owned subsidiary of H&R Block. Under the PMA and related Agreements, the Bank holds the prepaid card customer deposits for those cards issued under the prepaid programs in non-interest bearing accounts and earns a fixed fee paid by H&R Block’s subsidiary for each automated clearing house (“ACH”) transaction processed through the prepaid card customer accounts. A portion of H&R Block’s customers use the Emerald Card as an option to receive federal and state income tax refunds. The prepaid customer deposits are included in non-interest bearing deposit liabilities on the balance sheet of the Company and the ACH fee income is included in the income statement under the line banking service fees and other income.
The second product is Refund Transfer, which is under Schedule B of the PMA. The Bank is responsible for the primary oversight and control of the refund transfer program of a wholly owned subsidiary of H&R Block. Under the PMA and related Agreements, the Bank opens a temporary bank account for each H&R Block customer who is receiving an income tax refund and elects to defer payment of his or her tax preparations fees. After the Internal Revenue Service and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer and the temporary deposit account is closed. The Bank earns a fixed fee paid by H&R Block for each of the H&R Block customers electing a Refund Transfer. The fees are earned primarily in the quarter ended March 31st and are included in the income statement under the line banking service fees and other income.
The third product is Emerald Advance, which is under Schedule C of the PMA. The Bank is responsible for the underwriting guidelines and credit policies for unsecured consumer lines of credit offered to H&R Block customers. Under the PMA and related Agreements, the Bank offers and funds unsecured lines of credit to consumers primarily through the H&R Block tax preparation offices and earns interest income and fee income. The Bank retains 10% of the Emerald Advance and sells the remainder to H&R Block. The lines of credit are included in loans and leases on the balance sheet of the Company and the interest income and fee income are included in the income statement under the line loans and leases interest and dividend income.
The H&R Block-branded financial services products introduce seasonality into the unaudited condensed consolidated income statements through the banking and service fees category of non-interest income and the other general and administrative category of non-interest expense, with the peak income and expense in these categories typically occurring during the Company’s third fiscal quarter ended March 31. Therefore, results for the three and nine months ended March 31, 2016 are not indicative of results to be expected for the full year.

Pacific Western Equipment Finance Asset Acquisition. On March 31, 2016, the Bank entered into an Asset Purchase Agreement with Pacific Western Bank to acquire approximately $140 million of equipment leases from Pacific Western Equipment Finance and assumed certain insignificant operations and related liabilities. The purchase price and consideration paid for the assets consisted of the fair market value of the assumed liabilities plus a lease purchase price premium of approximately 2.5%.
The Bank provides equipment financing to its customers through a variety of lease arrangements. The most common arrangement is a direct financing (capital) lease. For direct financing leases, lease receivables are recorded on the balance sheet but the leased property is not, although the Bank generally retains legal title to the leased property until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized over the weighted average life of the lease portfolio. Leases acquired in an acquisition are initially measured and recorded at their fair value on the acquisition date. Purchase discounts or premiums on acquired leases are recognized as an adjustment to interest income over the contractual life of the leases using the effective interest method or taken into income when the related leases are paid off. Direct financing leases are subject to our allowance for loans and leases.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan and lease losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan and lease loss experience in the local economy in which the bank operates. At March 31, 2016, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 18.3% of all banks in the collateral pools, compared to 17.3% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At March 31, 2016, the Company used a weighted average discount margin of 500 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic activity, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at March 31, 2016 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $799. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $924.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. For each security, the Company inputs a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of each security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The national unemployment rate announced prior to the end of the period covered by this report (reported for February 2016) was 4.9%, down from the high of 10.0% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at March 31, 2016 are from 40.0% up to 68.6% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at March 31, 2016 are from 1.5% up to 15.6% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at March 31, 2016, the Company computed its discount rates as a spread between 242 and 719 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and June 30, 2015. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,589	$7,589
Securities—Available-for-Sale:
Agency RMBS	$—	$35,288	$—	$35,288
Non-Agency RMBS	—	—	17,037	17,037
Municipal	—	33,616	—	33,616
Other Debt Securities	—	192,712	—	192,712
Total—Securities—Available-for-Sale	$—	$261,616	$17,037	$278,653
Loans Held for Sale	$—	$42,682	$—	$42,682
Mortgage Servicing Rights	$—	$—	$3,375	$3,375
Other assets – Derivative Instruments	$—	$—	$2,394	$2,394
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$823	$823

	June 30, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,832	$7,832
Securities—Available-for-Sale:
Agency RMBS	$—	$43,491	$—	$43,491
Non-Agency RMBS	—	—	26,633	26,633
Municipal	—	22,035	—	22,035
Other Debt Securities	—	71,202	—	71,202
Total—Securities—Available-for-Sale	$—	$136,728	$26,633	$163,361
Loans Held for Sale	$—	$25,430	$—	$25,430
Mortgage Servicing Rights	$—	$—	$2,098	$2,098
Other assets – Derivative Instruments	$—	$—	$2,261	$2,261
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$—	$—

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2016
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$7,706	$21,136	$3,475	$1,031	$33,348
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	14	—	—	14
Included in earnings—Fair value gain (loss) on trading securities	(117)	—	—	—	(117)
Included in earnings—Mortgage banking income	—	—	(452)	540	88
Included in other comprehensive income	—	(532)	—	—	(532)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	352	—	352
Sales	—	67	—	—	67
Settlements	—	(3,640)	—	—	(3,640)
Other-than-temporary impairment	—	(8)	—	—	(8)
Closing balance	$7,589	$17,037	$3,375	$1,571	$29,572

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(117)	$14	$(452)	$540	$(15)

	For the Nine Months Ended
	March 31, 2016
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$7,832	$26,633	$2,098	$2,261	$38,824
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	(666)	—	—	(666)
Included in earnings—Fair value gain (loss) on trading securities	(243)	—	—	—	(243)
Included in earnings—Mortgage banking income	—	—	(503)	(690)	(1,193)
Included in other comprehensive income	—	(1,493)	—	—	(1,493)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	1,780	—	1,780
Sales	—	(2,023)	—	—	(2,023)
Settlements	—	(5,367)	—	—	(5,367)
Other-than-temporary impairment	—	(47)	—	—	(47)
Closing balance	$7,589	$17,037	$3,375	$1,571	$29,572

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(243)	$(666)	$(503)	$(690)	$(2,102)

	For the Three Months Ended
	March 31, 2015
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$7,862	$31,926	$1,037	$659	$41,484
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain on trading securities	(124)	—	—	—	(124)
Included in earnings—Mortgage banking income	—	—	(194)	1,402	1,208
Included in other comprehensive income	—	(232)	—	—	(232)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	511	—	511
Sales	—	—	—	—	—
Settlements	—	(3,013)	—	—	(3,013)
Other-than-temporary impairment	—	(704)	—	—	(704)
Closing balance	$7,738	$27,977	$1,354	$2,061	$39,130

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(124)	$—	$(194)	$1,402	$1,084

	For the Nine Months Ended
	March 31, 2015
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$8,066	$37,409	$562	$875	$46,912
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	(328)	—	—	—	(328)
Included in earnings—Mortgage banking income	—	—	(229)	1,186	957
Included in other comprehensive income	—	(1,351)	—	—	(1,351)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	1,021	—	1,021
Sales	—	—	—	—	—
Settlements	—	(7,162)	—	—	(7,162)
Other-than-temporary impairment	—	(919)	—	—	(919)
Closing balance	$7,738	$27,977	$1,354	$2,061	$39,130

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(328)	$—	$(229)	$1,186	$629

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	March 31, 2016
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$7,589	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	15.5 to 21.0% (18.3%) 5.0 to 5.0% (5.0%)
Securities – Available-for-Sale: Non-agency RMBS	$17,037	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	7.7 to 19.1% (13.1%) 2.1 to 10.0% (4.7%) 40.0 to 68.6% (52.3%) 2.4 to 3.0% (2.9%)
Mortgage Servicing Rights	$3,375	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.8 to 19.5% (10.1%) 3.6 to 7.1 (6.3) 9.5 to 10.5% (9.5%)
Derivative Instruments, net	$1,571	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.4%)

	June 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$7,832	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	18.8 to 29.8% (24.6%) 4.8 to 4.8% (4.8%)
Securities – Available-for-Sale: Non-agency RMBS	$26,633	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	6.3 to 29.5% (13.0%) 1.5 to 19.6% (5.6%) 37.6 to 66.5% (51.1%) 2.4 to 3.0% (2.9%)
Mortgage Servicing Rights	$2,098	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.4 to 19.2% (7.7%) 4.3 to 8.3 (7.4) 9.5 to 10.5% (9.7%)
Derivative Instruments, net	$2,261	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.3% (0.8%)

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2016	2015	2016	2015
Interest income on investments	$60	$56	$178	$166
Fair value adjustment	(117)	(125)	(243)	(328)
Total	$(57)	$(69)	$(65)	$(162)

The table below summarizes assets measured for impairment on a non-recurring basis:

	March 31, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$18,786	$18,786
Home equity	—	—	34	34
Multifamily real estate secured	—	—	4,728	4,728
Commercial real estate secured	—	—	372	372
Auto and RV secured	—	—	264	264
Total	$—	$—	$24,184	$24,184
Other real estate owned and foreclosed assets:
Multifamily real estate secured	—	—	207	207
Auto and RV secured	—	—	38	38
Total	$—	$—	$245	$245
HTM Securities – Non-Agency RMBS	$—	$—	$84,236	$84,236

	June 30, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$23,059	$23,059
Home equity	—	—	9	9
Multifamily real estate secured	—	—	5,399	5,399
Commercial real estate secured	—	—	2,128	2,128
Auto and RV secured	—	—	453	453
Total	$—	$—	$31,048	$31,048
Other real estate owned and foreclosed assets:
Single family real estate secured	$—	$—	$463	$463
Multifamily real estate secured	—	—	762	762
Auto and RV secured	—	—	15	15
Total	$—	$—	$1,240	$1,240
HTM Securities – Non-Agency RMBS	$—	$—	$88,094	$88,094

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $24,184, after charge-offs of $135 for the nine months ended March 31, 2016, and life to date charge-offs of $4,730. Impaired loans had a related allowance of $233 at March 31, 2016.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $245 after charge-offs of $114 for the three months ended March 31, 2016.
Held-to-maturity securities measured for impairment on a non-recurring basis had a fair value of $84,236 and a carrying amount of $87,474 at March 31, 2016, after net impairment charges to income of $102 and an increase to other comprehensive income of $4,351 during the nine months ended March 31, 2016. The Company recognized net impairment charges to income of

$1,285 and an increase in other comprehensive increase of $3,855 for the nine months ended March 31, 2015. These held-to-maturity securities are valued using Level 3 inputs.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2016 and June 30, 2015.
As of March 31, 2016 and June 30, 2015, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	March 31, 2016	June 30, 2015
Aggregate fair value	$42,682	$25,430
Contractual balance	41,507	24,886
Unrealized gain	$1,175	$544
The total amount of unrealized gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2016	2015	2016	2015
Interest income	$148	$147	$581	$450
Change in fair value	1,223	1,583	(69)	1,453
Total	$1,371	$1,730	$512	$1,903

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2016
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$18,786	Sales comparison approach	Adjustment for differences between the comparable sales	-40.6 to 71.1% (11.9%)
Home equity	$34	Sales comparison approach	Adjustment for differences between the comparable sales	-27.2 to 0.0% (-14.3%)
Multifamily real estate secured	$4,728	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-39.5 to 58.0% (-17.1%)
Commercial real estate secured	$372	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-33.0 to 23.7% (-4.7%)
Auto and RV secured	$264	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 41.1% (10.5%)
Other real estate owned:
Multifamily real estate secured	$207	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-36.2 to 0.0% (-20.2%)
Auto and RV secured	$38	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 20.8% (8.6%)
HTM Securities – Non-Agency RMBS	$84,236	Discounted cash flow	Constant prepayment rate, constant default rate, loss severity, discount rate over LIBOR	2.5 to 18.9% (10.1%) 1.5 to 15.6% (4.8%) 40.0 to 65.7% (56.5%) 3.0 to 7.2% (5.5%)

	June 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$23,059	Sales comparison approach	Adjustment for differences between the comparable sales	-52.5 to 53.7% (3.9%)
Home equity	$9	Sales comparison approach	Adjustment for differences between the comparable sales	-9.7 to 5.5% (-2.1%)
Multifamily real estate secured	$5,399	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-73.4 to 80.6% (-8.3%)
Commercial real estate secured	$2,128	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-66.5 to 81.1% (-10.3%)
Auto and RV secured	$453	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 66.2% (10.8%)
Other real estate owned:
Single family real estate secured	$463	Sales comparison approach	Adjustment for differences between the comparable sales	-20.3 to 12.1% (-4.1%)
Multifamily real estate secured	$762	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-37.1 to 48.6% (5.7%)
Auto and RV secured	$15	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 20.7% (10.3%)
HTM Securities – Non-Agency RMBS	$88,094	Discounted cash flow	Constant prepayment rate, constant default rate, loss severity, discount rate over LIBOR	5.0 to 43.8% (10.5%) 1.5 to 14.6% (6.7%) 15.0 to 65.5% (54.4%) 3.0 to 6.9% (5.8%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at March 31, 2016 and June 30, 2015 were as follows:

	March 31, 2016
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$895,554	$895,554	$—	$—	$895,554
Securities trading	7,589	—	—	7,589	7,589
Securities available-for-sale	278,653	—	261,616	17,037	278,653
Securities held-to-maturity	211,294	—	79,294	137,092	216,386
Loans held for sale, at fair value	42,682	—	42,682	—	42,682
Loans held for sale, at lower of cost or fair value	59,988	—	—	59,988	59,988
Loans and leases held for investment—net	6,034,700	—	—	6,266,723	6,266,723
Accrued interest receivable	23,913	—	—	23,913	23,913
Mortgage servicing rights	3,375	—	—	3,375	3,375
Financial liabilities:
Time deposits and savings	6,048,031	—	5,872,046	—	5,872,046
Securities sold under agreements to repurchase	35,000	—	36,672	—	36,672
Advances from the Federal Home Loan Bank	858,000	—	876,794	—	876,794
Subordinated notes and debentures	56,155	—	56,155	—	56,155
Accrued interest payable	1,679	—	1,679	—	1,679

	June 30, 2015
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$222,874	$222,874	$—	$—	$222,874
Securities trading	7,832	—	—	7,832	7,832
Securities available-for-sale	163,361	—	136,728	26,633	163,361
Securities held-to-maturity	225,555	—	83,441	144,882	228,323
Loans held for sale, at fair value	25,430	—	25,430	—	25,430
Loans held for sale, at lower of cost or fair value	77,891	—	—	77,932	77,932
Loans and leases held for investment—net	4,928,618	—	—	5,011,596	5,011,596
Accrued interest receivable	20,268	—	—	20,268	20,268
Mortgage servicing rights	2,098	—	—	2,098	2,098
Financial liabilities:
Time deposits and savings	4,451,917	—	4,385,034	—	4,385,034
Securities sold under agreements to repurchase	35,000	—	37,489	—	37,489
Advances from the Federal Home Loan Bank	753,000	—	757,265	—	757,265
Subordinated notes and debentures	5,155	—	5,155	—	5,155
Accrued interest payable	1,266	—	1,266	—	1,266

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
The amortized cost, carrying amount and fair value for the major categories of securities: trading, available-for-sale, and held-to-maturity at March 31, 2016 and June 30, 2015 were:

	March 31, 2016
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$35,132	$349	$(193)	$35,288	$37,366	$867	$(2)	$38,231
Non-agency[2]	—	15,718	1,321	(2)	17,037	138,011	7,828	(8,747)	137,092
Total mortgage-backed securities	—	50,850	1,670	(195)	52,325	175,377	8,695	(8,749)	175,323
Other debt securities:
Municipal	—	33,541	112	(37)	33,616	35,917	5,146	—	41,063
Non-agency[3]	7,589	193,344	285	(917)	192,712	—	—	—	—
Total other debt securities	7,589	226,885	397	(954)	226,328	35,917	5,146	—	41,063
Total debt securities	$7,589	$277,735	$2,067	$(1,149)	$278,653	$211,294	$13,841	$(8,749)	$216,386

	June 30, 2015
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$43,738	$701	$(948)	$43,491	$41,993	$1,398	$—	$43,391
Non-agency[2]	—	23,799	2,835	(1)	26,633	147,586	10,045	(12,749)	144,882
Total mortgage-backed securities	—	67,537	3,536	(949)	70,124	189,579	11,443	(12,749)	188,273
Other debt securities:
Municipal	—	21,731	390	(86)	22,035	35,976	4,074	—	40,050
Non-agency[3]	7,832	70,216	1,271	(285)	71,202	—	—	—	—
Total other debt securities	7,832	91,947	1,661	(371)	93,237	35,976	4,074	—	40,050
Total debt securities	$7,832	$159,484	$5,197	$(1,320)	$163,361	$225,555	$15,517	$(12,749)	$228,323
__________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

3.	Senior collateralized loan obligations and asset-backed securities.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $17,037 at March 31, 2016 consists of seventeen different issues of super senior securities with a fair value of $11,800; one senior structured whole loan security with a fair value of $5,205 and two mezzanine z-tranche securities with a fair value of $32 collateralized by seasoned prime and Alt-A first-lien mortgages.

The non-agency RMBS held-to-maturity portfolio with a carrying value of $138,011 at March 31, 2016 consists of 76 different issues of super senior securities totaling $135,797 and one senior-support security with a carrying value of $2,214. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310-30”). Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310-30. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired; however, no charge was recorded for the fiscal 2015 year and no charge was incurred for the nine months ended March 31, 2016. At March 31, 2016 the security had a remaining contractual par value of zero dollars and amortizable and non-amortizable premium are currently projected to be zero dollars and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at March 31, 2016 and June 30, 2015 were $47,850 and $39,014 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2016
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$151	$(1)	$23,585	$(192)	$23,736	$(193)	$146	$(2)	$—	$—	$146	$(2)
Non-agency	2,546	(2)	—	—	2,546	(2)	6,905	(204)	62,473	(8,543)	69,378	(8,747)
Total RMBS securities	2,697	(3)	23,585	(192)	26,282	(195)	7,051	(206)	62,473	(8,543)	69,524	(8,749)
Other Debt:
Municipal Debt	22,815	(25)	1,428	(12)	24,243	(37)	—	—	—	—	—	—
Non-agency	90,156	(536)	18,003	(381)	108,159	(917)	—	—	—	—	—	—
Total Other Debt	112,971	(561)	19,431	(393)	132,402	(954)	—	—	—	—	—	—
Total debt securities	$115,668	$(564)	$43,016	$(585)	$158,684	$(1,149)	$7,051	$(206)	$62,473	$(8,543)	$69,524	$(8,749)

	June 30, 2015
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$369	$(2)	$24,974	$(946)	$25,343	$(948)	$—	$—	$—	$—	$—	$—
Non-agency	1,275	(1)	—	—	1,275	(1)	23,450	(1,802)	67,090	(10,947)	90,540	(12,749)
Total RMBS securities	1,644	(3)	24,974	(946)	26,618	(949)	23,450	(1,802)	67,090	(10,947)	90,540	(12,749)
Other Debt:
Municipal Debt	1,358	(86)	—	—	1,358	(86)	—	—	—	—	—	—
Non-agency	19,100	(285)	—	—	19,100	(285)	—	—	—	—	—	—
Total Other Debt	20,458	(371)	—	—	20,458	(371)	—	—	—	—	—	—
Total debt securities	$22,102	$(374)	$24,974	$(946)	$47,076	$(1,320)	$23,450	$(1,802)	$67,090	$(10,947)	$90,540	$(12,749)

There were 37 securities that were in a continuous loss position at March 31, 2016 for a period of more than 12 months. There were 32 securities that were in a continuous loss position at June 30, 2015 for a period of more than 12 months.

The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$(20,528)	$(19,636)	$(20,503)	$(18,139)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	(704)	(106)	(742)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(8)	(3)	(43)	(1,462)
Credit losses realized for securities sold	—	—	116	—
Ending balance	$(20,536)	$(20,343)	$(20,536)	$(20,343)

At March 31, 2016, non-agency RMBS with a total carrying amount of $94,658 were determined to have cumulative credit losses of $20,536 of which $8 was recognized in earnings during the three months ended March 31, 2016. This quarter’s other-than-temporary impairment of $8 is related to two non-agency RMBS with a total carrying amount of $2,238. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the non-credit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the non-credit component as a charge to other comprehensive income, net of the related income tax benefit.
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
The gross gains and losses realized through earnings upon the sale of available-for-sale securities for the three and nine months ended March 31, 2016 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds[1]	$(67)	$—	$10,002	$9,614
Gross realized gains[1]	(14)	—	919	587
Gross realized losses	—	—	—	—
Net realized gain on securities	$(14)	$—	$919	$587
__________________________________

1.
The proceeds of $(67) in the three months ended March 31, 2016 was the result of an underlying paydown receipt to the security sold by the Company during the three months ended December 31, 2015. The trustee did not apply the paydown receipt to the security until one month subsequent to the period ended December 31, 2015. This revised factor reduced the amount of par value sold and subsequently reduced the gross realized gain by $14. This reduction to gain on sale was recognized during the three months ended March 31, 2016. The Company did not sell any securities during the three months ended March 31, 2016.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	March 31, 2016	June 30, 2015
Available-for-sale debt securities—net unrealized gains	$918	$3,877
Available-for-sale debt securities—non-credit related losses	(248)	(271)
Held-to-maturity debt securities—non-credit related losses	(14,246)	(18,597)
Subtotal	(13,576)	(14,991)
Tax benefit	5,353	5,592
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(8,223)	$(9,399)

The expected maturity distribution including repayments of the Company’s mortgage-backed securities and other debt securities classified as trading, available-for-sale and held-to-maturity at March 31, 2016 were:

	March 31, 2016
	Trading	Available for sale		Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Fair Value	Carrying Amount	Fair Value
RMBS—U.S. agencies:
Due within one year	$—	$3,543	$3,538	$1,305	$1,367
Due one to five years	—	10,922	10,925	4,937	5,162
Due five to ten years	—	8,623	8,660	5,458	5,690
Due after ten years	—	12,044	12,165	25,666	26,012
Total RMBS—U.S. agencies	—	35,132	35,288	37,366	38,231
RMBS—Non-agency:
Due within one year	—	4,026	4,289	21,885	21,582
Due one to five years	—	6,872	7,288	44,020	43,685
Due five to ten years	—	2,030	2,279	31,981	32,006
Due after ten years	—	2,790	3,181	40,125	39,819
Total RMBS—Non-agency	—	15,718	17,037	138,011	137,092
Other debt:
Due within one year	—	110,350	110,323	1,037	1,179
Due one to five years	—	108,880	108,293	4,813	5,473
Due five to ten years	—	4,131	4,169	7,556	8,596
Due after ten years	7,589	3,524	3,543	22,511	25,815
Total other debt	7,589	226,885	226,328	35,917	41,063
Total	$7,589	$277,735	$278,653	$211,294	$216,386

5.	LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2016	June 30, 2015
Single family real estate secured:
Mortgage	$3,541,663	$2,980,795
Home equity	3,156	3,604
Warehouse and other[1]	506,031	385,413
Multifamily real estate secured	1,276,934	1,185,531
Commercial real estate secured	98,791	61,403
Auto and RV secured	45,293	13,140
Factoring	145,485	122,200
Commercial & Industrial	480,939	248,584
Other	4,374	601
Total gross loans and leases	6,102,666	5,001,271
Allowance for loan and lease losses	(36,931)	(28,327)
Unaccreted discounts and loan and lease fees	(31,035)	(44,326)
Total net loans and leases	$6,034,700	$4,928,618

1.	The balance of single family warehouse loans was $168,924 at March 31, 2016 and $122,003 at June 30, 2015. The remainder of the balance is attributable to single family lender finance loans.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at March 31, 2016, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
Allowance for Loan and Lease Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provides general loan loss reserves for its automobile (“auto”) and recreational vehicle (“RV”) loans based upon the borrower credit score and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at March 31, 2016 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $45,029 of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $14,988; 715 – 769: $16,555; 700 – 714: $5,395; 660 – 699: $6,114 and less than 660: $1,977.
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
The Company had $3,522,877 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,885,192; 61% – 70%: $1,317,437; 71% – 80%: $320,045; and greater than 80%: $203.
The Company had $1,272,206 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $557,270; 56% – 65%: $418,087; 66% – 75%: $282,475; 76% – 80%: $14,374 and greater than 80%: $0.
The Company had $98,419 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $33,126; 51% – 60%: $24,237; 61% – 70%: $36,770; and 71% – 80%: $4,286.
The Company’s lender finance portfolio consists of business loans well-collateralized by residential real estate. The Company’s commercial & industrial portfolio consists of business loans and leases well-collateralized by business assets, including the equipment leases from Pacific Western Equipment Finance purchased on March 31, 2016. The Company’s other portfolio consists of other consumer loans. The Company allocates its allowance for loan and lease losses for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.

The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	For the Three Months Ended March 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at January 1, 2016	$17,167	$45	$2,643	$3,293	$736	$1,840	$359	$6,602	$2,386	$35,071
Provision for loan and lease loss	947	(20)	(170)	637	20	(611)	3	1,055	139	2,000
Charge-offs	(29)	—	—	(114)	(29)	(15)	—	—	—	(187)
Recoveries	1	7	—	—	—	39	—	—	—	47
Balance at March 31, 2016	$18,086	$32	$2,473	$3,816	$727	$1,253	$362	$7,657	$2,525	$36,931

	For the Three Months Ended March 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at January 1, 2015	$11,792	$97	$1,585	$4,234	$985	$1,053	$270	$3,153	$18	$23,187
Provision for loan and lease loss	1,400	53	484	203	(36)	(73)	24	758	87	2,900
Charge-offs	(694)	(30)	—	(44)	—	(55)	—	—	—	(823)
Recoveries	137	3	—	—	—	45	—	—	6	191
Balance at March 31, 2015	$12,635	$123	$2,069	$4,393	$949	$970	$294	$3,911	$111	$25,455

	For the Nine Months Ended March 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2015	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Provision for loan and lease loss	4,365	(116)	594	(433)	(1,329)	418	70	1,775	2,456	7,800
Charge-offs	(106)	(2)	—	(114)	(29)	(221)	—	—	—	(472)
Recoveries	163	28	—	—	982	103	—	—	—	1,276
Balance at March 31, 2016	$18,086	$32	$2,473	$3,816	$727	$1,253	$362	$7,657	$2,525	$36,931

	For the Nine Months Ended March 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Provision for loan and lease loss	5,265	10	810	952	70	278	15	863	37	8,300
Charge-offs	(734)	(30)	—	(344)	(156)	(201)	—	—	—	(1,465)
Recoveries	145	9	—	—	—	81	—	—	12	247
Balance at March 31, 2015	$12,635	$123	$2,069	$4,393	$949	$970	$294	$3,911	$111	$25,455

The following tables present our loans and leases evaluated individually for impairment by class:

	March 31, 2016
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$8,989	$717	$8,272	$519	$8,791	$—
Purchased	5,890	2,005	3,885	97	3,982	—
Multifamily Real Estate Secured:
Purchased	2,532	1,050	1,482	—	1,482	—
Commercial Real Estate Secured:
Purchased	629	257	372	41	413	—
Auto and RV Secured:
In-house originated	930	701	229	14	243	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	4,493	—	4,493	62	4,555	179
Purchased	2,136	—	2,136	5	2,141	50
Home Equity:
In-house originated	34	—	34	—	34	1
Multifamily Real Estate Secured:
In-house originated	3,246	—	3,246	61	3,307	2
Auto and RV Secured:
In-house originated	35	—	35	2	37	1
Total	$28,914	$4,730	$24,184	$801	$24,985	$233
As a % of total gross loans and leases	0.48%	0.08%	0.40%	0.01%	0.41%	—%

	June 30, 2015
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$7,000	$657	$6,343	$129	$6,472	$—
Purchased	6,318	2,083	4,235	157	4,392	—
Multifamily Real Estate Secured:
Purchased	2,569	921	1,648	—	1,648	—
Commercial Real Estate Secured:
Purchased	3,662	1,534	2,128	254	2,382	—
Auto and RV Secured:
In-house originated	1,097	815	282	13	295	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	10,142	—	10,142	—	10,142	214
Purchased	2,339	—	2,339	9	2,348	45
Home Equity:
In-house originated	9	—	9	—	9	1
Multifamily Real Estate Secured:
In-house originated	3,430	—	3,430	43	3,473	2
Purchased	321	—	321	20	341	3
Auto and RV Secured:
In-house originated	171	—	171	4	175	8
Total	$37,058	$6,010	$31,048	$629	$31,677	$273
As a % of total gross loans and leases	0.74%	0.12%	0.62%	0.01%	0.63%	0.01%

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	March 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment	$229	$1	$—	$2	$—	$1	$—	$—	$—	$233
Collectively evaluated for impairment	17,857	31	2,473	3,814	727	1,252	362	7,657	2,525	36,698
Total ending allowance balance	$18,086	$32	$2,473	$3,816	$727	$1,253	$362	$7,657	$2,525	$36,931
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$18,786	$34	$—	$4,728	$372	$264	$—	$—	$—	$24,184
Loans and leases collectively evaluated for impairment	3,522,877	3,122	506,031	1,272,206	98,419	45,029	145,485	480,939	4,374	6,078,482
Principal loan and lease balance	3,541,663	3,156	506,031	1,276,934	98,791	45,293	145,485	480,939	4,374	6,102,666
Unaccreted discounts and loan and lease fees	13,390	20	(2,467)	4,096	425	615	(48,838)	1,777	(53)	(31,035)
Accrued interest receivable	12,609	5	1,787	5,136	345	127	341	675	78	21,103
Total recorded investment in loans and leases	$3,567,662	$3,181	$505,351	$1,286,166	$99,561	$46,035	$96,988	$483,391	$4,399	$6,092,734
________________
1. Loans and leases evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment	$259	$1	$—	$5	$—	$8	$—	$—	$—	$273
Collectively evaluated for impairment	13,405	121	1,879	4,358	1,103	945	292	5,882	69	28,054
Total ending allowance balance	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$23,059	$9	$—	$5,399	$2,128	$453	$—	$—	$—	$31,048
Loans and leases collectively evaluated for impairment	2,957,736	3,595	385,413	1,180,132	59,275	12,687	122,200	248,584	601	4,970,223
Principal loan and lease balance	2,980,795	3,604	385,413	1,185,531	61,403	13,140	122,200	248,584	601	5,001,271
Unaccreted discounts and loan and lease fees	10,438	11	(83)	3,348	96	149	(57,223)	(1,062)	—	(44,326)
Accrued interest receivable	10,530	5	306	4,862	145	73	477	1,159	—	17,557
Total recorded investment in loans and leases	$3,001,763	$3,620	$385,636	$1,193,741	$61,644	$13,362	$65,454	$248,681	$601	$4,974,502
________________
1. Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans and leases consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2016	June 30, 2015
Single Family Real Estate Secured:
Mortgage:
In-house originated	$12,765	$16,485
Purchased	5,809	6,357
Home Equity:
In-house originated	34	9
Multifamily Real Estate Secured:
In-house originated	3,246	3,430
Purchased	1,482	1,969
Commercial Real Estate Secured:
Purchased	372	2,128
Total non-performing loans secured by real estate	23,708	30,378
Auto and RV Secured	264	453
Total non-performing loans and leases	$23,972	$30,831
Non-performing loans and leases to total loans and leases	0.39%	0.62%

The Company has no loans and leases over 90 days delinquent that are still accruing interest at March 31, 2016. Approximately 77.48% of the Company’s non-performing loans and leases are single family first mortgages already written down to 65.37% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans and leases that are performing and non-performing by portfolio class:

	March 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,523,089	$3,122	$506,031	$1,272,206	$98,419	$45,029	$145,485	$480,939	$4,374	$6,078,694
Non-performing	18,574	34	—	4,728	372	264	—	—	—	23,972
Total	$3,541,663	$3,156	$506,031	$1,276,934	$98,791	$45,293	$145,485	$480,939	$4,374	$6,102,666

	June 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$2,957,953	$3,595	$385,413	$1,180,132	$59,275	$12,687	$122,200	$248,584	$601	$4,970,440
Non-performing	22,842	9	—	5,399	2,128	453	—	—	—	30,831
Total	$2,980,795	$3,604	$385,413	$1,185,531	$61,403	$13,140	$122,200	$248,584	$601	$5,001,271

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	March 31, 2016
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,448,448	$74,641	$3,523,089	$1,163,275	$108,931	$1,272,206	$86,227	$12,192	$98,419
Non-performing	12,765	5,809	18,574	3,246	1,482	4,728	—	372	372
Total	$3,461,213	$80,450	$3,541,663	$1,166,521	$110,413	$1,276,934	$86,227	$12,564	$98,791

	June 30, 2015
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$2,869,119	$88,834	$2,957,953	$1,048,266	$131,866	$1,180,132	$46,577	$12,698	$59,275
Non-performing	16,485	6,357	22,842	3,430	1,969	5,399	—	2,128	2,128
Total	$2,885,604	$95,191	$2,980,795	$1,051,696	$133,835	$1,185,531	$46,577	$14,826	$61,403

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

Approximately 13.61% of our non-performing loans and leases at March 31, 2016 were considered TDRs, compared to 16.08% at June 30, 2015. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan and lease category to the performing loan and lease category and any previously deferred interest income is recognized.

The Company classifies these loans as performing loans temporarily modified as TDR and are included in impaired loans and leases as follows:

	March 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$212	$—	$—	$—	$—	$—	$—	$—	$—	$212
Non-performing loans and leases	18,574	34	—	4,728	372	264	—	—	—	23,972
Total impaired loans and leases	$18,786	$34	$—	$4,728	$372	$264	$—	$—	$—	$24,184

	June 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$217	$—	$—	$—	$—	$—	$—	$—	$—	$217
Non-performing loans and leases	22,842	9	—	5,399	2,128	453	—	—	—	30,831
Total impaired loans and leases	$23,059	$9	$—	$5,399	$2,128	$453	$—	$—	$—	$31,048

The Company recognizes interest on performing loans temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended March 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2
Average balances of performing TDRs	$213	$—	$—	$—	$—	$—	$—	$—	$—	$213
Average balances of impaired loans	$19,977	$21	$—	$4,787	$372	$282	$—	$—	$—	$25,439

	For the Three Months Ended March 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2
Average balances of performing TDRs	$377	$—	$—	$—	$—	$—	$—	$—	$—	$377
Average balances of impaired loans	$27,097	$32	$—	$5,327	$2,164	$430	$—	$—	$—	$35,050

	For the Nine Months Ended March 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$6	$—	$—	$—	$—	$—	$—	$—	$—	$6
Average balances of performing TDRs	$215	$—	$—	$—	$—	$—	$—	$—	$—	$215
Average balances of impaired loans	$21,559	$15	$—	$5,064	$1,147	$340	$—	$—	$—	$28,125

	For the Nine Months Ended March 31, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$14	$—	$—	$—	$20	$—	$—	$—	$—	$34
Average balances of performing TDRs	$570	$—	$—	$—	$348	$—	$—	$—	$—	$918
Average balances of impaired loans	$20,618	$62	$—	$5,300	$3,253	$464	$—	$—	$—	$29,697
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

Credit Quality Indicators
The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases based on credit risk. The Company uses the following definitions for risk ratings.
Pass. Loans and leases classified as pass are well protected by the current net worth and paying capacity of the obligor or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.
Special Mention. Loans and leases classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or of the institution’s credit position at some future date.
Substandard. Loans and leases classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful. Loans and leases classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
The Company reviews and grades loans and leases following a continuous review process, featuring coverage of all loan and lease types and business lines at least quarterly. Continuous reviewing provides more effective risk monitoring because it immediately tests for potential impacts caused by changes in personnel, policy, products or underwriting standards.

The following table presents the composition of the Company’s loan and lease portfolio by credit quality indicators:

	March 31, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,423,247	$19,713	$18,253	$—	$3,461,213
Purchased	73,891	64	6,495	—	80,450
Home Equity:
In-house originated	3,104	17	35	—	3,156
Warehouse and other:
In-house originated	501,500	4,531	—	—	506,031
Multifamily Real Estate Secured:
In-house originated	1,158,436	4,839	3,246	—	1,166,521
Purchased	105,084	2,781	2,548	—	110,413
Commercial Real Estate Secured:
In-house originated	86,227	—	—	—	86,227
Purchased	10,169	2,023	372	—	12,564
Auto and RV Secured:
In-house originated	44,969	17	307	—	45,293
Factoring:
In-house originated	145,485	—	—	—	145,485
Commercial & Industrial:
In-house originated	342,911	—	1,190	—	344,101
Purchased	136,838	—	—	—	136,838
Other	1,140	3,234	—	—	4,374
Total	$6,033,001	$37,219	$32,446	$—	$6,102,666
As a % of total gross loans and leases	98.9%	0.6%	0.5%	—%	100.0%

	June 30, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$2,855,637	$11,256	$18,711	$—	$2,885,604
Purchased	87,256	216	7,719	—	95,191
Home Equity:
In-house originated	3,473	—	131	—	3,604
Warehouse and other:
In-house originated	375,588	9,825	—	—	385,413
Multifamily Real Estate Secured:
In-house originated	1,036,718	10,926	4,052	—	1,051,696
Purchased	127,839	3,470	2,526	—	133,835
Commercial Real Estate Secured:
In-house originated	46,577	—	—	—	46,577
Purchased	9,947	2,444	2,435	—	14,826
Auto and RV Secured:
In-house originated	12,630	19	491	—	13,140
Factoring:
In-house originated	122,200	—	—	—	122,200
Commercial & Industrial:
In-house originated	239,415	9,169	—	—	248,584
Other	601	—	—	—	601
Total	$4,917,881	$47,325	$36,065	$—	$5,001,271
As a % of total gross loans and leases	98.3%	1.0%	0.7%	—%	100.0%

The Company considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. The Company also evaluates credit quality based on the aging status of its loans and leases. The following table provides the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the period indicated:

	March 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$2,956	$4,634	$12,734	$20,324
Purchased	386	437	2,475	3,298
Home equity:
In-house originated	—	17	29	46
Multifamily real estate secured:
In-house originated	—	—	791	791
Commercial real estate secured:
Purchased	—	—	372	372
Auto and RV secured	348	17	58	423
Other	1,059	3,234	—	4,293
Total	$4,749	$8,339	$16,459	$29,547
As a % of total gross loans and leases	0.07%	0.14%	0.27%	0.48%

	June 30, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$1,275	$2,876	$11,450	$15,601
Purchased	472	—	3,371	3,843
Home equity
In-house originated	130	—	—	130
Multifamily real estate secured
In-house originated	244	—	791	1,035
Purchased	—	—	321	321
Commercial real estate secured
Purchased	782	—	382	1,164
Auto and RV secured
In-house originated	271	125	67	463
Total	$3,174	$3,001	$16,382	$22,557
As a % of total gross loans and leases	0.06%	0.06%	0.33%	0.45%

6.	SUBORDINATED NOTES AND DEBENTURES
Subordinated Notes. In March 2016, the Company completed the sale of $51,000 aggregate principal amount of its 6.25% Subordinated Notes due February 28, 2026 (the “Notes”). The Company received $51,000 in gross proceeds as a part of this transaction, before the 3.15% underwriting discount and other offering expenses. The Notes mature on February 28, 2026 and accrue interest at a rate of 6.25% per annum, with interest payable quarterly. The Notes may be redeemed on or after March 31, 2021, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions.

Subordinated Debentures. In December 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities. The net proceeds from the offering were used to purchase $5,155 of subordinated debentures (the “Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole, but not in part, on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of 3 months LIBOR plus 2.4% (with LIBOR at 1.59% as of March 31, 2016), with interest paid quarterly starting February 16, 2005.

7. EQUITY AND STOCK-BASED COMPENSATION
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
On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100 million of common stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company.
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
Stock Options. At March 31, 2016 and at June 30, 2015, all expense related to stock option grants has been fully recognized.

A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding—June 30, 2014	427,800	$2.18
Granted	—	—
Exercised	(345,400)	2.26
Canceled	—	—
Outstanding—June 30, 2015	82,400	$1.84
Granted	—	—
Exercised	(80,800)	1.84
Canceled	—	—
Outstanding—March 31, 2016	1,600	$1.84
Options exercisable—June 30, 2014	427,800	$2.18
Options exercisable—June 30, 2015	82,400	$1.84
Options exercisable—March 31, 2016	1,600	$1.84

The following table summarizes information on currently outstanding and exercisable options:

As of March 31, 2016
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$1.84	1,600	0.32	1,600	$1.84

The aggregate intrinsic value of options outstanding and options exercisable under the Plans at March 31, 2016 was $31 and $31, respectively.
Restricted Stock and Restricted Stock Units. Employees and directors are eligible to receive grants of restricted stock and restricted stock units. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.
During the nine months ended March 31, 2016 and 2015, the Company granted 615,362 and 648,596 restricted stock units, to employees and directors, respectively. Restricted stock unit awards (“RSUs”) granted during these quarters vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the three months ended March 31, 2016 and March 31, 2015 included stock award expense of $3,353 and $1,772, with total income tax benefit of $1,394 and $728, respectively. For the nine months ended March 31, 2016 and March 31, 2015 stock award expense was $8,470 and $4,787, with total income tax benefit of $3,532 and $1,967, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2016, unrecognized compensation expense related to non-vested awards aggregated to $24,825 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2016	$3,171
2017	10,987
2018	7,749
2019	2,918
Total	$24,825

The following table presents the status and changes in restricted stock unit grants for the periods indicated:

	Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2014	945,756	$10.29
Granted	775,836	19.99
Vested	(519,400)	10.11
Canceled	(67,104)	14.13
Non-vested balance at June 30, 2015	1,135,088	$17.01
Granted	615,362	26.61
Vested	(262,747)	13.77
Canceled	(80,511)	20.26
Non-vested balance at March 31, 2016	1,407,192	$21.44
The total fair value of shares vested for the three and nine months ended March 31, 2016 was $155 and $7,303. The total fair value of shares vested for the three and nine months ended March 31, 2015 was $288 and $5,223.

8.	EARNINGS PER SHARE (“EPS”)
Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in the Company’s earnings.
The following table presents the calculation of basic and diluted EPS as adjusted to reflect the effects of the Stock Split:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Earnings Per Common Share[1]
Net income	$35,914	$21,074	$89,564	$58,287
Preferred stock dividends	(77)	(77)	(232)	(232)
Net income attributable to common shareholders	$35,837	$20,997	$89,332	$58,055
Average common shares issued and outstanding	63,066,262	60,889,204	62,849,818	59,500,280
Average unvested RSU shares	1,419,603	1,291,012	1,345,764	1,214,684
Total qualifying shares	64,485,865	62,180,216	64,195,582	60,714,964
Earnings per common share	$0.56	$0.34	$1.39	$0.96
Diluted Earnings Per Common Share[1]
Net income attributable to common shareholders	$35,837	$20,997	$89,332	$58,055
Dilutive net income attributable to common shareholders	$35,837	$20,997	$89,332	$58,055
Average common shares issued and outstanding	64,485,865	62,180,216	64,195,582	60,714,964
Dilutive effect of stock options	951	237,544	7,625	236,088
Total dilutive common shares issued and outstanding	64,486,816	62,417,760	64,203,207	60,951,052
Diluted earnings per common share	$0.56	$0.34	$1.39	$0.95
1. Share and per share amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015

9.	COMMITMENTS AND CONTINGENCIES

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
At March 31, 2016, the Company had commitments to originate $91,724 in fixed rate loans and $133,203 in variable rate loans, totaling an aggregate outstanding principal balance of $224,927. Our fixed rate loan commitments to originate had rates ranging from 2.75% to 6.59%. At March 31, 2016, the Company also had commitments to sell $105,352 in fixed rate loans and $1,431 in variable rate loans, totaling an aggregate outstanding principal balance of $106,783. At March 31, 2016, the Company also had commitments to originate fixed rate leases of $2,095.
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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The Class Action complaint was amended by a certain Consolidated Amended Class Complaint filed on April 11, 2016. The Class Action plaintiff seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court.
The complaints filed in the Golden Case and the Hazan Case both allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose the wrongful conduct that is alleged in a complaint that was filed in a wrongful termination of employment lawsuit (the “Employment Matter”), and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other named defendants dispute the allegations advanced by the plaintiffs in the Class Action and in the Employment Matter, as well as those plaintiffs’ statement of the underlying factual circumstances, and are vigorously defending both cases.
In addition to the Class Action, two separate shareholder derivative actions were filed in December, 2015, purportedly on behalf of the Company. The first derivative action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second derivative action, Dow v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. A third derivative action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016, a fourth derivative action, Yong v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 29, 2016, and a fifth derivative action Laborers Pension Trust Fund of Northern Nevada v. Allrich et al, was filed in the United States District Court for the Southern District of California on February 2, 2016. Each of these five derivative actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs in these derivative actions seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees. The Company and the other defendants dispute these allegations and are vigorously defending these actions.

10.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted related party loans collateralized by real property to officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the nine months ended March 31, 2016, and no new loans and no refinances of existing loans during the nine months ended March 31, 2015.

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include the outcome and effects of pending class action litigation recently filed against the Company, economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other risk factors discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015, which has been filed with the Securities and Exchange Commission and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General

Our Company is the holding company for BofI Federal Bank (the “Bank”), a diversified financial services company with approximately $7.7 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.

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
Mergers and Acquisitions

From time to time we undertake acquisitions or similar transactions consistent with the Bank’s operating and growth strategies. During the nine months ended March 31, 2016, there was one transaction, which is discussed below.

H&R Block Bank Deposit Acquisition and Program Management Agreement
On August 31, 2015, our Bank completed the acquisition of approximately $419 million in deposits consisting of checking, individual retirement savings, and CD accounts from H&R Block Bank and its parent company, H&R Block, Inc. (“H&R Block”). In connection with the closing of this transaction: (i) our Bank and Emerald Financial Services, LLC, a Delaware limited liability company and wholly-owned subsidiary of H&R Block (“EFS”), entered into the Program Management Agreement (“PMA”), dated

August 31, 2015; (ii) our Bank and H&R Block, EFS, HRB Participant I, LLC, a Delaware limited liability company and wholly-owned subsidiary of H&R Block, entered into the Emerald Receivables Participation Agreement, dated August 31, 2015; and (iii) our Bank and H&R Block entered into the Guaranty Agreement (together, the “PMA and related Agreements”), dated August 31, 2015. Through the PMA and related Agreements our Bank will provide H&R Block-branded financial services products and services. The three products and services that represent the primary focus and the majority of transactional volume that our Bank will process are described in detail below.
The first product is Emerald Prepaid MasterCard® services, which is under Schedule A of the PMA. Our Bank is responsible for the primary oversight and control of the prepaid card programs of a wholly owned subsidiary of H&R Block. Under the PMA and related Agreements, our Bank holds the prepaid card customer deposits for those cards issued under the prepaid programs in non-interest bearing accounts and earns a fixed fee paid by H&R Block’s subsidiary for each automated clearing house (“ACH”) transaction processed through the prepaid card customer accounts. A portion of H&R Block’s customers use the Emerald Card as an option to receive federal and state income tax refunds. The prepaid customer deposits are included in non-interest bearing deposit liabilities on our balance sheet and the ACH fee income is included in our income statement under the line banking service fees and other income.
The second product is Refund Transfer, which is under Schedule B of the PMA. Our Bank is responsible for the primary oversight and control of the refund transfer program of a wholly owned subsidiary of H&R Block. Under the PMA and related Agreements, our Bank opens a temporary bank account for each H&R Block customer who is receiving an income tax refund and elects to defer payment of his or her tax preparations fees. After the Internal Revenue Service and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer and the temporary deposit account is closed. Our Bank earns a fixed fee paid by H&R Block for each of the H&R Block customers electing a Refund Transfer. The fees are earned primarily in the quarter ended March 31st and are included in our income statement under the line banking service fees and other income.
The third product is Emerald Advance, which is under Schedule C of the PMA. Our Bank is responsible for the underwriting guidelines and credit policies for unsecured consumer lines of credit offered to H&R Block customers. Under the PMA and related Agreements, our Bank offers and funds unsecured lines of credit to consumers primarily through the H&R Block tax preparation offices and earns interest income and fee income. Our Bank retains 10% of the Emerald Advance and sells the remainder to H&R Block. The lines of credit are included in loans and leases on our balance sheet and the interest income and fee income are included in our income statement under the line loans and leases interest and dividend income.
The H&R Block-branded financial services products introduce seasonality into the unaudited condensed consolidated income statements through the banking and service fees category of non-interest income and the other general and administrative category of non-interest expense, with the peak income and expense in these categories typically occurring during our third fiscal quarter ended March 31. Therefore, results for the three and nine months ended March 31, 2016 are not indicative of results to be expected for the full year.
Pacific Western Equipment Finance Asset Acquisition
On March 31, 2016, the bank entered into an Asset Purchase Agreement with Pacific Western Bank to acquire approximately $140 million of equipment leases from Pacific Western Equipment Finance and assumed certain insignificant operations and related liabilities. The purchase price and total consideration paid for the assets consisted of the fair market value of the assumed liabilities plus a lease purchase price premium of approximately 2.5%.
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

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	March 31, 2016	June 30, 2015	March 31, 2015
Selected Balance Sheet Data:
Total assets	$7,705,622	$5,823,719	$5,528,520
Loans and leases—net of allowance for loan and lease losses	6,034,700	4,928,618	4,641,262
Loans held for sale, at fair value	42,682	25,430	22,911
Loans held for sale, lower of cost or fair value	59,988	77,891	85,571
Allowance for loan and lease losses	36,931	28,327	25,455
Securities—trading	7,589	7,832	7,738
Securities—available-for-sale	278,653	163,361	167,056
Securities—held-to-maturity	211,294	225,555	233,934
Total deposits	6,048,031	4,451,917	4,368,772
Securities sold under agreements to repurchase	35,000	35,000	35,000
Advances from the FHLB	858,000	753,000	583,000
Subordinated notes and debentures	56,155	5,155	5,155
Total stockholders’ equity	653,289	533,526	496,028

Capital Ratios:
Equity to assets at end of period	8.48%	9.16%	8.97%
BofI Holding, Inc:
Tier 1 leverage (core) capital to adjusted average assets	8.99%	9.59%	9.45%
Common equity tier 1 capital (to risk-weighted assets)	14.29%	14.98%	14.77%
Tier 1 capital (to risk-weighted assets)	14.40%	15.12%	14.92%
Total capital (to risk-weighted assets)	16.32%	15.91%	15.67%
BofI Federal Bank:
Tier 1 leverage (core) capital to adjusted average assets	8.62%	9.25%	9.32%
Common equity tier 1 capital (to risk-weighted assets)	13.83%	14.58%	14.75%
Tier 1 capital (to risk-weighted assets)	13.83%	14.58%	14.75%
Total capital (to risk-weighted assets)	14.63%	15.38%	15.51%

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Selected Income Statement Data:
Interest and dividend income	$84,282	$62,911	$231,446	$176,797
Interest expense	14,725	12,246	39,590	33,146
Net interest income	69,557	50,665	191,856	143,651
Provision for loan and lease losses	2,000	2,900	7,800	8,300
Net interest income after provision for loan and lease losses	67,557	47,765	184,056	135,351
Non-interest income	23,316	8,366	49,325	20,312
Non-interest expense	29,408	20,343	79,771	56,726
Income before income tax expense	61,465	35,788	153,610	98,937
Income tax expense	25,551	14,714	64,046	40,650
Net income	$35,914	$21,074	$89,564	$58,287
Net income attributable to common stock	$35,837	$20,997	$89,332	$58,055

Per Share Data:
Net income:
Basic[1]	$0.56	$0.34	$1.39	$0.96
Diluted[1]	$0.56	$0.34	$1.39	$0.95
Book value per common share[1]	$10.28	$8.03	$10.28	$8.03
Tangible book value per common share[1]	$10.23	$8.02	$10.23	$8.02

Weighted average number of shares outstanding:
Basic[1]	64,485,865	62,180,216	64,195,582	60,714,964
Diluted[1]	64,486,816	62,417,760	64,203,207	60,951,052
Common shares outstanding at end of period[1]	63,060,732	61,140,320	63,060,732	61,140,320
Common shares issued at end of period[1]	64,177,770	62,135,007	64,177,770	62,135,007

Performance Ratios and Other Data:
Loan originations for investment	$857,557	$804,414	$2,673,577	$2,420,022
Loan originations for sale	$250,876	$253,834	$1,155,329	$721,780
Loan and lease purchases	$140,109	$146	$140,493	$146
Return on average assets	1.95%	1.58%	1.82%	1.56%
Return on average common stockholders’ equity	22.59%	17.86%	19.99%	18.13%
Interest rate spread[2]	3.55%	3.72%	3.77%	3.77%
Net interest margin[3]	3.85%	3.85%	3.97%	3.90%
Efficiency ratio	31.66%	34.46%	33.08%	34.60%

Asset Quality Ratios:
Net annualized charge-offs to average loans and leases	0.01%	0.06%	(0.02)%	0.04%
Non-performing loans and leases to total loans and leases	0.39%	0.72%	0.39%	0.72%
Non-performing assets to total assets	0.31%	0.65%	0.31%	0.65%
Allowance for loan and lease losses to total loans and leases at end of period	0.61%	0.54%	0.61%	0.54%
Allowance for loan and lease losses to non-performing loans and leases	154.06%	75.55%	154.06%	75.55%
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

3.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2016 and 2015
For the three months ended March 31, 2016, we had net income of $35.9 million compared to net income of $21.1 million for the three months ended March 31, 2015. Net income attributable to common stockholders was $35.8 million or $0.56 per diluted share for the three months ended March 31, 2016 compared to net income attributable to common shareholders of $21.0 million or $0.34 per diluted share for the three months ended March 31, 2015. For the nine months ended March 31, 2016, we had net income of $89.6 million compared to net income of $58.3 million for the nine months ended March 31, 2015. Net income attributable to common stockholders was $89.3 million or $1.39 per diluted share for the nine months ended March 31, 2016 compared to net income attributable to common shareholders of $58.1 million or $0.95 per diluted share for the nine months ended March 31, 2015.

Other key comparisons between our operating results for the three and nine months ended March 31, 2016 and 2015 are as follows:

•
Net interest income increased $18.9 million and $48.2 million due to a 37.4% and 31.2% increase in average earning assets in the three and nine months ended March 31, 2016, respectively. These increases were primarily the result of growth in our loan and lease portfolio and a net increase in the average yield earned on our loans and leases. Our net interest margin was flat and increased 7 basis points in the three and nine months ended March 31, 2016 compared to March 31, 2015. The overall rate on interest earning assets was lower by 12 basis points and 2 basis points for the three and nine months ended March 31, 2016 compared to March 31, 2015, respectively, primarily due to an increase in interest-bearing deposits in other financial institutions, held for the seasonal H&R Block-branded prepaid card product, which earns a lower yield than other interest-earning assets. There was also a 5 basis point increase and a 2 basis point decrease in average rates paid on interest-bearing liabilities for the three and nine months ended March 31, 2016 compared to March 31, 2015, respectively. The change in the mix between interest-bearing deposits and borrowings was the primary reason for the increase in average rates paid for the three months ended March 31, 2016 compared to March 31, 2015. The decrease in the average rates paid for the nine months ended March 31, 2016 compared to March 31, 2015 was primarily due to the decrease in the rates paid on interest-bearing demand and savings accounts.

•
Non-interest income increased $15.0 million and $29.0 million for the three and nine months ended March 31, 2016 compared to the three and nine months ended March 31, 2015, respectively. The $15.0 million increase in non-interest income for the three months ended March 31, 2016, was the result of an increase in banking service fees and other income of $16.3 million primarily from seasonal H&R Block-branded products and service fee income. The $29.0 million increase in non-interest income for the nine months ended March 31, 2016, was primarily the result of a $22.9 million increase in banking service fees primarily due to H&R Block-branded products and service fee income and a $5.9 million increase in gain on sale – other income, primarily from sales of structured settlements.

•
Non-interest expense increased $9.1 million and $23.0 million for the three and nine months ended March 31, 2016 compared to the three and nine months ended March 31, 2015, respectively. For the three months ended March 31, 2016 compared to the three months ended March 31, 2015 salaries and related expenses increased $5.8 million primarily due to the overall increase in staff to support the overall growth of the Bank. Data processing and internet expense increased $1.5 million due to development of and updates to our core system and increased bank customers. Other general and administrative costs increased by $1.4 million primarily attributable to expenses in support of seasonal H&R Block-branded products and services. For the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 salaries and related expenses increased $16.1 million primarily due to the overall increase in staff to support the overall growth of the Bank. Data processing and internet expense increased $2.5 million due to core system updates and development and increased bank customers. Other general and administrative costs increased by $2.4 million primarily attributable to expenses in support of seasonal H&R Block-branded products and services.

Non-GAAP adjusted earnings for the three months ended March 31, 2016 and 2015 were $36.0 million and $21.6 million, respectively. For the nine months ended March 31, 2016 and 2015 non-GAAP adjusted earnings were $89.3 million and $59.4 million, respectively.

Below is a reconciliation of net income to non-GAAP adjusted earnings:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2016	2015	2016	2015
Net Income	$35,914	$21,074	$89,564	$58,287
Realized securities losses (gains)	14	—	(919)	(587)
Unrealized securities losses (gains)	125	832	392	2,532
Tax (provision) benefit	(58)	(342)	220	(799)
Non-GAAP adjusted earnings	$35,995	$21,564	$89,257	$59,433
Net Interest Income
Net interest income for the three and nine months ended March 31, 2016 totaled $69.6 million and $191.9 million, an increase of 37.3% and 33.6%, compared to net interest income of $50.7 million and $143.7 million for the three and nine months ended March 31, 2015. The growth of net interest income for both the three and nine months ended March 31, 2016 is primarily due to net loan and lease portfolio growth.
Total interest and dividend income during the three and nine months ended March 31, 2016 increased 34.0% to $84.3 million and and 30.9% to $231.4 million, respectively, compared to $62.9 million and $176.8 million during the three and nine months ended March 31, 2015. The increase in interest and dividend income for the three and nine months ended March 31, 2016 was primarily attributable to growth in average earning assets from loan originations and increased yields on loans, primarily in the single family, commercial & industrial and H&R Block-branded loan products. The average balance of loans and leases increased 27.1% and 29.6% for the three and nine months ended March 31, 2016 compared to the three and nine months ended March 31, 2015. The increase in interest income on loans and leases was partially offset by the increased volume and lower rates from interest-bearing deposits balances.
Total interest expense was $14.7 million and $39.6 million for the three and nine months ended March 31, 2016, an increase of $2.5 million or 20.2% and of $6.4 million or 19.4% as compared with the three and nine months ended March 31, 2015, respectively. The average funding rate for the three and nine months ended March 31, 2016 compared to the same 2015 periods increased by 5 and decreased by 2 basis points while average interest-bearing liabilities grew 15.5% and 21.4%, respectively. The increase for the three months ended March 31, 2016 was primarily due to increased amounts of borrowings as well as increased rates on time deposits. The decrease in the average funding rates for the nine months ended March 31, 2016 compared to the same period in 2015, was primarily due to a shift in our funding mix into lower cost checking and savings deposits and away from higher cost time deposits and borrowings. The average non-interest-bearing demand deposits were $1.4 billion and $263.7 million for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $1.1 billion. The increase is due to the fact that 2016 is the first year of the PMA where H&R Block customers can choose to put their tax refunds on our prepaid cards during tax season.
Net interest margin, defined as annualized net interest income divided by average earning assets, was flat at 3.85% and increased by 7 basis points to 3.97% for the three and nine months ended March 31, 2016, respectively. The net interest margin of 3.85% for the three months ended March 31, 2016 was negatively impacted by the temporary seasonal cash growth from the PMA. The increase in net interest margin for the nine months ended March 31, 2016 was primarily the result of the above discussed increases in the average yield on loans and leases, which were more than the changes in the overall cost of funds.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016			2015
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$5,804,890	$77,111	5.31%	$4,565,893	$57,441	5.03%
Interest-earning deposits in other financial institutions	895,473	1,043	0.47%	228,075	124	0.22%
Mortgage-backed and other investment securities[4]	457,005	4,977	4.36%	418,654	4,528	4.33%
Stock of the FHLB, at cost	65,673	1,151	7.01%	45,005	818	7.27%
Total interest-earning assets	7,223,041	84,282	4.67%	5,257,627	62,911	4.79%
Non-interest-earning assets	129,661			70,518
Total assets	$7,352,702			$5,328,145
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,500,329	$6,356	0.73%	$3,169,970	$5,979	0.75%
Time deposits	847,783	4,656	2.20%	825,905	3,655	1.77%
Securities sold under agreements to repurchase	35,000	387	4.42%	35,044	383	4.37%
Advances from the FHLB	861,308	3,019	1.40%	522,051	2,194	1.68%
Subordinated notes and debentures	20,023	307	6.13%	5,155	35	2.72%
Total interest-bearing liabilities	5,264,443	14,725	1.12%	4,558,125	12,246	1.07%
Non-interest-bearing demand deposits	1,403,140			263,675
Other non-interest-bearing liabilities	45,495			31,081
Stockholders’ equity	639,624			475,264
Total liabilities and stockholders’ equity	$7,352,702			$5,328,145
Net interest income		$69,557			$50,665
Interest rate spread[5]			3.55%			3.72%
Net interest margin[6]			3.85%			3.85%
 __________________________

1.	Average balances are obtained from daily data.

2.	Annualized.

3.	Loans and leases include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include $30.9 million and $31.6 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2016 and 2015 three-month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2016 and 2015:

	For the Nine Months Ended
	March 31,
	2016			2015
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$5,482,804	$212,306	5.16%	$4,229,281	$159,816	5.04%
Interest-earning deposits in other financial institutions	462,830	1,371	0.39%	188,055	333	0.24%
Mortgage-backed and other investment securities[4]	425,496	13,364	4.19%	442,204	14,079	4.25%
Stock of the FHLB, at cost	64,778	4,405	9.07%	45,677	2,569	7.50%
Total interest-earning assets	6,435,908	231,446	4.79%	4,905,217	176,797	4.81%
Non-interest-earning assets	140,330			64,974
Total assets	$6,576,238			$4,970,191
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,433,096	$17,095	0.66%	$2,681,538	$14,956	0.74%
Time deposits	803,833	12,649	2.10%	782,413	10,184	1.74%
Securities sold under agreements to repurchase	35,000	1,168	4.45%	37,080	1,244	4.47%
Advances from the FHLB	893,524	8,297	1.24%	758,285	6,655	1.17%
Subordinated notes and debentures	10,075	381	5.04%	5,155	107	2.77%
Total interest-bearing liabilities	5,175,528	39,590	1.02%	4,264,471	33,146	1.04%
Non-interest-bearing demand deposits	749,430			239,797
Other non-interest-bearing liabilities	50,404			33,835
Stockholders’ equity	600,876			432,088
Total liabilities and stockholders’ equity	$6,576,238			$4,970,191
Net interest income		$191,856			$143,651
Interest rate spread[5]			3.77%			3.77%
Net interest margin[6]			3.97%			3.90%
 __________________________

1.	Average balances are obtained from daily data.

2.	Annualized.

3.	Loans and leases include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include $31.1 million and $31.6 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2016 and 2015 nine-month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2016 and 2015:

	For the Three Months Ended				For the Nine Months Ended
	March 31, 2016				March 31, 2016
	2016 vs 2015				2016 vs 2015
	Increase (Decrease) Due to				Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans and leases	$15,580	$3,196	$894	$19,670	$47,383	$3,806	$1,301	$52,490
Interest-earning deposits in other financial institutions	367	143	409	919	495	212	331	1,038
Mortgage-backed and other investment securities	415	31	3	449	(533)	(199)	17	(715)
Stock of the FHLB, at cost	376	(29)	(14)	333	1,074	538	224	1,836
	$16,738	$3,341	$1,292	$21,371	$48,419	$4,357	$1,873	$54,649
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$619	$(158)	$(84)	$377	$4,171	$(1,609)	$(423)	$2,139
Time deposits	97	888	16	1,001	280	2,113	72	2,465
Securities sold under agreements to repurchase	—	4	—	4	(70)	(6)	—	(76)
Advances from the FHLB	1,425	(365)	(235)	825	1,187	398	57	1,642
Subordinated notes and debentures	101	44	127	272	102	88	84	274
	$2,242	$413	$(176)	$2,479	$5,670	$984	$(210)	$6,444

Provision for Loan and Lease Losses
The loan and lease loss provision was $2.0 million for the three months ended March 31, 2016 compared to $2.9 million for the three months ended March 31, 2015. The loan and lease loss provision was $7.8 million for the nine months ended March 31, 2016 compared to $8.3 million for the nine months ended March 31, 2016. The decrease in the provision for the three and nine months ended March 31, 2016 is primarily due to an improvement in credit quality and a change in the mix of loans and leases. The additional loss provisions added for loan originations and for the equipment finance lease purchase for the quarter ended March 31, 2016, have been partially reduced by decreased loss rates and lower outstanding balances associated with certain older vintage loans causing a decline in the provision year over year. The decreased loss rates are reflected by the $0.8 million of net recovery that our Bank has experienced for the nine months ended March 31, 2016. Provisions for loan and lease losses are charged to income to bring the allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan and Lease Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2016	2015	Inc (Dec)	2016	2015	Inc (Dec)
Realized gain on securities:
Sale of securities	$(14)	$—	$(14)	$919	$587	$332
Total realized gain on securities	(14)	—	(14)	919	587	332
Other-than-temporary loss on securities:
Total impairment losses	$(1,006)	$(1,185)	$179	$(2,785)	$(5,832)	$3,047
Loss recognized in other comprehensive loss	998	478	520	2,636	3,628	(992)
Net impairment loss recognized in earnings	(8)	(707)	699	(149)	(2,204)	2,055
Fair value gain on trading securities	(117)	(125)	8	(243)	(328)	85
Total unrealized loss on securities	(125)	(832)	707	(392)	(2,532)	2,140
Prepayment penalty fee income	563	454	109	2,177	2,384	(207)
Gain on sale – other	1,101	2,419	(1,318)	10,348	4,425	5,923
Mortgage banking income	3,459	4,330	(871)	8,246	10,330	(2,084)
Banking service fees and other income	18,332	1,995	16,337	28,027	5,118	22,909
Total non-interest income	$23,316	$8,366	$14,950	$49,325	$20,312	$29,013
Non-interest income increased $15.0 million to $23.3 million for the three months ended March 31, 2016. The increase was primarily the result of a $16.3 million increase in banking service fees due to seasonal H&R Block-branded products and service fee income and a $0.7 million decrease in unrealized loss on securities partially offset by a decrease in gain on sale – other of $1.3 million due to less sales of structured settlements and a $0.9 million decrease in mortgage banking income. The H&R Block relationship is new for fiscal 2016 and introduces seasonality into banking service fees and other income category of non-interest income, with the peak income in this category typically occurring during our third fiscal quarter ended March 31. Therefore, banking services fees and other income for the three months ended March 31, 2016 are not indicative of results to be expected for other quarters during the fiscal year. Non-interest income increased $29.0 million to $49.3 million for the nine months ended March 31, 2016. The increase was primarily the result of a $22.9 million increase in banking service fees due to seasonal H&R Block-branded products and service fee income, a $5.9 million increase in gain on sale – other primarily from sales of structured settlements and a decrease in unrealized loss on securities of $2.1 million partially offset by a decrease in mortgage banking income of $2.1 million.
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

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2016	2015	Inc (Dec)	2016	2015	Inc (Dec)
Salaries and related costs	$17,000	$11,249	$5,751	$47,762	$31,710	$16,052
Professional services	1,033	1,725	(692)	2,666	3,324	(658)
Occupancy and equipment	1,169	735	434	3,016	2,288	728
Data processing and internet	3,225	1,717	1,508	7,404	4,914	2,490
Advertising and promotional	1,406	1,462	(56)	4,631	4,217	414
Depreciation and amortization	1,310	868	442	3,316	2,351	965
Real estate owned and repossessed vehicles	5	44	(39)	(45)	152	(197)
FDIC and regulator fees	1,217	902	315	3,389	2,508	881
Other general and administrative	3,043	1,641	1,402	7,632	5,262	2,370
Total non-interest expenses	$29,408	$20,343	$9,065	$79,771	$56,726	$23,045
Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $29.4 million for the three months ended March 31, 2016, up from $20.3 million for the three months ended March 31, 2015. Non-interest expense was $79.8 million for the nine months ended March 31, 2016, up from $56.7 million for the nine months ended March 31, 2015. The increase in compensation expense for the three and nine months ended March 31, 2016 was primarily due to the expansion of the Bank’s staffing for lending products, business banking and regulatory compliance.
Total salaries and related costs increased $5.8 million to $17.0 million for the three months ended March 31, 2016 compared to $11.2 million for the three months ended March 31, 2015 due to increased staffing levels to support growth in deposit and lending activities. Total salaries and related costs increased $16.1 million to $47.8 million for the nine months ended March 31, 2016 compared to $31.7 million for the nine months ended March 31, 2015 due to increased staffing levels to support growth in deposit and lending activities. Our staff increased to 577 from 438, or 31.7% between March 31, 2016 and 2015, respectively.
Professional services, which include accounting and legal fees, decreased $0.7 million and $0.7 million for the three and nine months ended March 31, 2016, compared to the three and nine month periods last year. Professional services for the three and nine months ended March 31, 2016 decreased due to increased insurance reimbursements.
Advertising and promotional expense decreased $0.1 million and increased $0.4 million for the three and nine months ended March 31, 2016, compared to the three and nine months ended March 31, 2015. The decreases for the three months ending March 31, 2016 were primarily related to decreased lead generation costs, partially offset by increased deposit marketing, while the increases for the nine months ending March 31, 2015 were primarily due to increased deposit marketing partially offset by decreased lead generation costs.
Data processing and internet expense increased $1.5 million and $2.5 million for the three and nine months ended March 31, 2016, compared to the three and nine month period ended March 31, 2015, respectively. The increases were primarily due to growth in the number of customer accounts, software initiatives, and enhancements to the Bank’s core processing system.
The cost of our Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges increased $0.3 million and $0.9 million for the three and nine months ended March 31, 2016, compared to the three and nine month period last year. The increases were due to the overall growth of the Bank’s liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs increased by $1.4 million and $2.4 million for the three and nine months ended March 31, 2016, compared to the three and nine month period ended March 31, 2015, respectively. The increases were primarily due to contractual expenses tied to volumes of H&R Block-branded products.

Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2016 and 2015 were 41.57% and 41.11%, respectively. Our effective income tax rates (income tax provision divided by net income before income tax) for the nine months ended March 31, 2016 and 2015 were 41.69% and 41.09%, respectively. The changes in the tax rates are primarily the result of changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $1,881.9 million, or 32.3%, to $7,705.6 million, as of March 31, 2016, up from $5,823.7 million at June 30, 2015. The increase in total assets was primarily due to an increase of $1,106.1 million in net loans and leases held for investment and an increase in cash of $672.7 million. Total liabilities increased $1,762.1 million, primarily from growth in deposits of $1,596.1 million.
Loans and Leases
Net loans and leases held for investment increased 22.4% to $6,034.7 million at March 31, 2016 from $4,928.6 million at June 30, 2015. The increase in the loan and lease portfolio was primarily due to loan and lease originations and purchases of $2,814.1 million, partially offset by loan repayments and other adjustments of $1,708.0 million during the nine months ended March 31, 2016.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	March 31, 2016		June 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$3,541,663	58.0%	$2,980,795	59.6%
Home equity	3,156	0.1%	3,604	0.1%
Warehouse and other	506,031	8.3%	385,413	7.7%
Multifamily real estate secured	1,276,934	20.9%	1,185,531	23.7%
Commercial real estate secured	98,791	1.6%	61,403	1.2%
Auto and RV secured	45,293	0.7%	13,140	0.3%
Factoring	145,485	2.4%	122,200	2.4%
Commercial & Industrial	480,939	7.9%	248,584	5.0%
Other	4,374	0.1%	601	—%
Total gross loans and leases	6,102,666	100.0%	5,001,271	100.0%
Allowance for loan and lease losses	(36,931)		(28,327)
Unaccreted discounts and loan and lease fees	(31,035)		(44,326)
Total net loans and leases	$6,034,700		$4,928,618
The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. Also, the Bank previously purchased option adjustable-rate mortgage (“ARM”) loans and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of March 31, 2016, the Company had $827.8 million of interest only mortgage loans and $3.0 million of option adjustable-rate mortgage loans. Through March 31, 2016, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan and Lease Losses
Non-performing Assets
Non-performing loans and leases are comprised of loans and leases past due 90 days or more on nonaccrual status and other nonaccrual loans and leases. Non-performing assets include non-performing loans and leases plus other real estate owned and repossessed vehicles. At March 31, 2016, our non-performing loans and leases totaled $24.0 million, or 0.39% of total gross loans and leases and our non-performing loans and leases and foreclosed assets or “non-performing assets” totaled $24.2 million, or 0.31% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2016	June 30, 2015	Inc (Dec)
Non-performing assets:
Non-accrual loans and leases:
Single family real estate secured:
Mortgage	$18,574	$22,842	$(4,268)
Home equity	34	9	25
Multifamily real estate secured	4,728	5,399	(671)
Commercial real estate secured	372	2,128	(1,756)
Total non-performing loans secured by real estate	23,708	30,378	(6,670)
Auto and RV secured	264	453	(189)
Total non-performing loans and leases	23,972	30,831	(6,859)
Foreclosed real estate	207	1,225	(1,018)
Repossessed—Auto and RV	38	15	23
Total non-performing assets	$24,217	$32,071	$(7,854)
Total non-performing loans and leases as a percentage of total loans and leases	0.39%	0.62%	(0.23)%
Total non-performing assets as a percentage of total assets	0.31%	0.55%	(0.24)%
Total non-performing assets decreased from $32.1 million at June 30, 2015 to $24.2 million at March 31, 2016. As a percentage of total assets, non-performing assets decreased from 0.55% at June 30, 2015 to 0.31% at March 31, 2016. The non-performing assets decrease of approximately $7.9 million, was primarily the result of decreases in non-performing single family real estate secured mortgage loans, commercial real estate secured loans and foreclosed real estate assets.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings with outstanding balances totaling $0.2 million at March 31, 2016 and $0.2 million at June 30, 2015.
Allowance for Loan and Lease Losses
We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan and lease losses is adequate at March 31, 2016, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
We provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at March 31, 2016 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $45.0 million of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $15.0 million; 715 – 769: $16.6 million; 700 – 714: $5.4 million; 660 – 699: $6.1 million and less than 660: $2.0 million.

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
The Company had $3,522.9 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,885.2 million; 61% – 70%: $1,317.4 million; 71% – 80%: $320.0 million; greater than 80%: $0.2 million.
The Company had $1,272.2 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $557.3 million; 56% – 65%: $418.1 million; 66% – 75%: $282.5 million; 76% – 80%: $14.4 million and greater than 80%: $0.0 million.
The Company had $98.4 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $33.1 million; 51% – 60%: $24.2 million; 61% – 70%: $36.8 million; and 71% – 80%: $4.3 million.
The weighted average LTV percentage for our entire real estate loan portfolio was 55% at March 31, 2016. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan and lease loss provisions in the future to provide a larger loss allowance for one or more of our loan and lease types.
The following table summarizes impaired loans and leases as of:

(Dollars in thousands)	March 31, 2016	June 30, 2015
Non-performing loans and leases—90+ days past due plus other non-accrual loans and leases	$20,708	$25,873
Troubled debt restructuring loans—non-accrual	3,264	4,958
Troubled debt restructuring loans—performing	212	217
Total impaired loans and leases	$24,184	$31,048

The following table reflects management’s allocation of the allowance for loan and lease losses by loan and lease category and the ratio of each loan and lease category to total loans and leases as of the dates indicated:

	March 31, 2016		June 30, 2015
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$18,086	49.0%	$13,664	48.3%
Home equity	32	0.1%	122	0.4%
Warehouse and other	2,473	6.7%	1,879	6.6%
Multifamily real estate secured	3,816	10.3%	4,363	15.4%
Commercial real estate secured	727	2.0%	1,103	3.9%
Auto and RV secured	1,253	3.4%	953	3.4%
Factoring	362	1.0%	292	1.0%
Commercial & Industrial	7,657	20.7%	5,882	20.8%
Other	2,525	6.8%	69	0.2%
Total	$36,931	100.0%	$28,327	100.0%
The loan and lease loss provision was $2.0 million and $2.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The loan and lease loss provision was $7.8 million and $8.3 million for the nine months ended March 31, 2016 and March 31, 2015, respectively. The decrease for the three and nine months ended March 31, 2016 in the loan and lease loss provision was primarily the result of improvement in credit quality and a change in the mix of loans and leases. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan and lease loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $497.5 million as of March 31, 2016, compared with $396.7 million at June 30, 2015. During the nine months ended March 31, 2016, we purchased twenty five debt securities for $160.3 million, sold $10.0 million of available for sale securities, and received principal repayments of approximately $28.8 million in our available-for-sale portfolio. In our held-to-maturity portfolio, we received principal repayments of $22.9 million. The remainder of the change for both the available-for-sale and held-to-maturity portfolios is attributable to accretion and other activities. We currently classify agency mortgage-backed and debt securities as held-to-maturity or available-for-sale at the time of purchase based upon issue size and based on issue features, such as callable terms.
Deposits
Deposits increased a net $1,596.1 million, or 35.9%, to $6,048.0 million at March 31, 2016, from $4,451.9 million at June 30, 2015. Our deposit growth was the result of a 195.4% increase in non-interest bearing accounts and a 34.0% and 20.5% increase in demand and savings accounts, respectively. The addition of deposits from our H&R Block Bank deposit acquisition and our organic growth resulted in higher savings account business and non-interest bearing account business during the nine months ended March 31, 2016.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2016		June 30, 2015
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$913,636	—%	$309,339	—%
Interest-bearing:
Demand	1,640,485	0.61%	1,224,308	0.48%
Savings	2,562,062	0.71%	2,126,792	0.67%
Total interest-bearing demand and savings	4,202,547	0.67%	3,351,100	0.60%
Time deposits:
Under $100,000	55,923	1.23%	70,369	1.26%
$100,000 or more[2]	875,925	2.07%	721,109	2.06%
Total time deposits	931,848	2.02%	791,478	1.99%
Total interest bearing[2]	5,134,395	0.92%	4,142,578	0.87%
Total deposits	$6,048,031	0.78%	$4,451,917	0.81%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total interest-bearing includes brokered deposits of $781.6 million and $661.9 million as of March 31, 2016 and June 30, 2015, respectively, of which $498.7 million and $356.3 million, respectively, are time deposits classified as $100,000 or more.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2016	June 30, 2015	March 31, 2015
Non-interest bearing, prepaid and other	2,906,979	501,565	397,309
Checking and savings accounts	293,558	31,461	29,545
Time deposits	4,718	5,515	5,714
Total number of deposit accounts	3,205,255	538,541	432,568
The net increase of 2,405,414 of non-interest bearing, prepaid and other accounts and 262,097 interest-bearing checking and savings accounts for the nine months ended March 31, 2016 was primarily the result of our acquisition of accounts from H&R Block Bank and new H&R Block-branded products.

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	March 31, 2016		June 30, 2015		March 31, 2015
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$35,000	4.38%	$35,000	4.38%	$35,000	4.38%
FHLB Advances	858,000	1.41%	753,000	1.36%	583,000	1.56%
Subordinated notes and debentures	56,155	5.95%	5,155	2.68%	5,155	2.66%
Total borrowings	$949,155	1.79%	$793,155	1.50%	$623,155	1.73%

Weighted average cost of borrowings during the quarter	1.62%		1.89%		1.86%
Borrowings as a percent of total assets	12.3%		13.6%		11.3%
At March 31, 2016, total borrowings amounted to $949.2 million, up $156.0 million, or 19.7%, from June 30, 2015 and up $326.0 million or 52.3% from March 31, 2015. Total borrowings represented 12.3% of total assets and had a weighted-average cost of 1.62% at March 31, 2016, compared with 13.6% of total assets at a weighted-average cost of 1.89% at June 30, 2015 and 11.3% of total assets at a weighted-average cost of 1.86% at March 31, 2015.
On March 3, 2016 and March 24, 2016, we completed the sale of $51.0 million aggregate principal amount of its 6.25% Subordinated Notes due February 28, 2026 (the “Notes”). We received $51.0 million in gross proceeds as a part of this transaction, before the 3.15% underwriting discount and other offering expenses. The Notes mature on February 28, 2026 and accrue interest at a rate of 6.25% per annum, with interest payable quarterly. The Notes may be redeemed on or after March 31, 2021, which date may be extended at the our discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions described in the Indenture.
We have sold securities under various agreements to repurchase for total proceeds of $35.0 million. The repurchase agreements have interest rates between 3.75% and 4.75% and scheduled maturities between April 2017 and December 2017. Under these agreements, we may be required to repay the $35.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 1.36 years and the weighted average remaining period before such repurchase agreements could be called is 0.14 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At March 31, 2016, a total of $5.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $5.0 million in putable advances is 1.82 years and the weighted average remaining period before such advances could be put to us is 0.07 years.
Stockholders’ Equity
Stockholders’ equity increased $119.8 million to $653.3 million at March 31, 2016 compared to $533.5 million at June 30, 2015. The increase was the result of our net income for the nine months ended March 31, 2016 of $89.6 million, sale of common stock of $21.1 million, vesting and issuance of RSUs and exercise of stock options of $8.1 million, a $1.2 million unrealized gain in other comprehensive income, net of tax, less a reduction of $0.2 million for dividends declared on preferred stock.

LIQUIDITY
Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Operating Activities	$103,173	$95,074
Investing Activities	$(1,206,162)	$(1,074,245)
Financing Activities	$1,775,669	$1,052,137

During the nine months ended March 31, 2016, we had net cash inflows from operating activities of $103.2 million compared to inflows of $95.1 million for the nine months ended March 31, 2015. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $1,206.2 million for the nine months ended March 31, 2016, while outflows totaled $1,074.2 million for the same period in fiscal year 2015. The increase was primarily due to increased originations and purchases of loans and leases in the fiscal 2016 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $1,775.7 million for the nine months ended March 31, 2016, and $1,052.1 million for the nine months ended March 31, 2015. Net cash provided by financing activities increased primarily from a net increase in deposits, issuance of subordinated notes and increased net borrowings from FHLB for the nine months ended March 31, 2016 compared to March 31, 2015.
During the nine months ended March 31, 2016, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2016, the Company had $1,107.1 million available immediately and reflects a fully collateralized position. At March 31, 2016, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2016, the Bank did not have any borrowings outstanding and the amount available from this source was $6.4 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits of $781.6 million at March 31, 2016. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

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
1- Amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015
As of December 31, 2015, the 2015 ATM offering was complete as total gross sales were $50 million.

OFF-BALANCE SHEET COMMITMENTS
At March 31, 2016, we had commitments to originate loans with an aggregate outstanding principal balance of $224.9 million, and commitments to sell loans with an aggregate outstanding principal balance of $106.8 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The Class Action complaint was amended by a certain Consolidated Amended Class Complaint filed on April 11, 2016. The Class Action plaintiff seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court.
The complaints filed in the Golden Case and the Hazan Case both allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose the wrongful conduct that is alleged in a complaint that was filed in a wrongful termination of employment lawsuit (the “Employment Matter”), and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other named defendants dispute the allegations advanced by the plaintiffs in the Class Action and in the Employment Matter, as well as those plaintiffs’ statement of the underlying factual circumstances, and are vigorously defending both cases.
In addition to the Class Action, two separate shareholder derivative actions were filed in December, 2015, purportedly on behalf of the Company. The first derivative action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second derivative action, Dow v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. A third derivative action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016, a fourth derivative action, Yong v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 29, 2016, and a fifth derivative action Laborers Pension Trust Fund of Northern Nevada v. Allrich et al, was filed in the United States District Court for the Southern District of California on February 2, 2016. Each of these five derivative actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs in these derivative actions seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees. The Company and the other defendants dispute these allegations and are vigorously defending these actions.
CONTRACTUAL OBLIGATIONS
We enter into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of March 31, 2016 totaled $421.5 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of the period indicated:

	As of March 31, 2016
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$1,026,093	$457,813	$230,903	$150,479	$186,898
Time deposits[2]	1,034,651	438,478	88,587	98,123	409,463
Operating lease obligations[3]	16,433	3,793	7,647	4,993	—
Total	$2,077,177	$900,084	$327,137	$253,595	$596,361
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2016.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for leases of real property.

CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for March 31, 2016, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2016, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2016 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	BofI Holding, Inc.		BofI Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	March 31, 2016	June 30, 2015	March 31, 2016	June 30, 2015
Regulatory Capital:
Tier 1	$661,512	$542,924	$633,788	$522,891
Common equity tier 1	$656,449	$537,861	$633,788	$522,891
Total capital (to risk-weighted assets)	$749,557	$571,251	$670,833	$551,218

Assets:
Average adjusted	$7,360,925	$5,660,097	$7,354,761	$5,654,199
Total risk-weighted	$4,592,896	$3,591,432	$4,584,229	$3,585,149

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.99%	9.59%	8.62%	9.25%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	14.29%	14.98%	13.83%	14.58%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	14.40%	15.12%	13.83%	14.58%	8.00%	6.00%
Total capital (to risk-weighted assets)	16.32%	15.91%	14.63%	15.38%	10.00%	8.00%
Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At March 31, 2016, our Company and Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At March 31, 2016 the Bank is in compliance with this letter agreement.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at March 31, 2016 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2016
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$895,554	$—	$—	$—	$895,554
Securities[1]	411,651	5,942	43,183	36,760	497,536
Stock of the FHLB, at cost	52,974	—	—	—	52,974
Loans and leases—net of allowance for loan loss	1,372,707	681,093	3,807,424	173,476	6,034,700
Loans held for sale	102,670	—	—	—	102,670
Total interest-earning assets	2,835,556	687,035	3,850,607	210,236	7,583,434
Non-interest earning assets	—	—	—	—	122,188
Total assets	$2,835,556	$687,035	$3,850,607	$210,236	$7,705,622
Interest-bearing liabilities:
Interest-bearing deposits	$1,948,468	$2,675,382	$137,516	$373,029	$5,134,395
Securities sold under agreements to repurchase	—	—	35,000	—	35,000
Advances from the FHLB	363,000	80,000	307,500	107,500	858,000
Subordinated notes and debentures	5,155	—	—	51,000	56,155
Total interest-bearing liabilities	2,316,623	2,755,382	480,016	531,529	6,083,550
Other non-interest-bearing liabilities	—	—	—	—	968,783
Stockholders’ equity	—	—	—	—	653,289
Total liabilities and equity	$2,316,623	$2,755,382	$480,016	$531,529	$7,705,622
Net interest rate sensitivity gap	$518,933	$(2,068,347)	$3,370,591	$(321,293)	$1,499,884
Cumulative gap	$518,933	$(1,549,414)	$1,821,177	$1,499,884	$1,499,884
Net interest rate sensitivity gap—as a % of total interest earning assets	6.84%	(27.27)%	44.45%	(4.24)%	19.78%
Cumulative gap—as % of total interest earning assets	6.84%	(20.43)%	24.02%	19.78%	19.78%

1.	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as held-to-maturity, available-for-sale and trading.
The above table provides an approximation of the projected re-pricing of assets and liabilities at March 31, 2016 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of March 31, 2016
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$279,544	7.8%	$256,637	—%
Base	259,315	—%	256,648	—%
Down 200 basis points	248,269	(4.3)%	246,608	(3.9)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of March 31, 2016
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$737,667	(2.1)%	9.9%
Up 200 basis points	768,899	2.1%	10.1%
Up 100 basis points	775,988	3.0%	9.9%
Base	753,353	—%	9.5%
Down 100 basis points	668,846	(11.2)%	8.3%
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
The information set forth in Note 9 – “Commitments And Contingencies” to the Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.
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
As described in detail in Note 9 – “Commitments And Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, purported class action lawsuits have been filed in the United States District Court, Southern District of California, alleging, among other things, that our Company, Chief Executive Officer and Chief Financial Officer violated the federal securities laws by failing to disclose the wrongful conduct that is alleged in a former employee complaint, and that as a result the Company’s statements regarding its internal controls, and portions of its financial statements, were false and misleading. Derivative lawsuits have also been filed against out management arising from the same events, alleging breach of fiduciary duty, mismanagement, abuse of control and unjust enrichment. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the full cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the quarter ended March 31, 2016. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The share repurchase program does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. No shares were purchased under the plans during the quarter ended March 31, 2016.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended March 31, 2016
March 17, 2016 to March 31, 2016	—	$—	—	$100,000
For the Three Months Ended March 31, 2016	—	$—	—	$100,000

Stock Retained in Net Settlement
January 1, 2016 to January 31, 2016	2,142
February 1, 2016 to February 29, 2016	1,501
March 1, 2016 to March 31, 2016	—
For the Three Months Ended March 31, 2016	3,643

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
On April 26, 2016, the Company’s Board of Directors amended the Company’s Code of Ethics to align the terminology and structure with our Master Policy on Ethics and Professional Integrity and the Statement of Ethical Principles and to implement other minor changes. The substance of the Code of Ethics remained substantially consistent with our prior Code of Ethics. The Code of Ethics is applicable to all officers, directors and employees of the Company, and will supplement and be in addition to the Master Policy on Ethics and Professional Integrity and the Statement of Ethical Principle. The Code of Ethics, as amended, is attached hereto as Exhibit 14.1 and will also be made available via written request sent to BofI Holding, Inc., Attn: Corporate Secretary, 4350 La Jolla Village Drive, Suite 100, San Diego, CA 92122.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

4.1	Subordinated Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on March 3, 2016.

4.2	First Supplemental Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to Form 8-K filed on March 3, 2016.

4.3	Amendment No.1 dated March 24, 2016 to First Supplemental Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to Form 8-K filed on March 24, 2016.

4.4	Global Note to represent the 6.25% Subordinated Notes due February 28, 2026 of BofI Holding, Inc.	Exhibit A to Exhibit 4.1 to Form 8-K filed on March 24, 2016.

10.1
Underwriting Agreement, dated February 25, 2016, between BofI Holding, Inc. and FBR Capital Markets & Co. and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters named therein.
Exhibit 1.1 to Form 8-K filed on February 26, 2016.

14.1	BofI Holding, Inc. Code of Ethics	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Definition Document	Filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BofI Holding, Inc.

Dated:	April 28, 2016	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 28, 2016	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)