Form 10-K
period 2016-06-30
BofI Holding, Inc.
filed 2016-08-25
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51201
______________________________________________
BofI HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0867444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 La Jolla Village Drive, Suite 140, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 350-6200

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	NASDAQ Global Select Market
6.25% Subordinated Notes Due 2026	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ Global Select Market of $21.05 on December 31, 2015 was $1,271,624,164.
The number of shares of the Registrant’s common stock outstanding as of August 17, 2016 was 63,270,115.
______________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the period ended June 30, 2016 are incorporated by reference into Part III.

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
Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond the control of BofI or the Bank, which could cause our actual results to differ materially from the results expressed or implied in such forward-looking statements. These and other risks, uncertainties and contingencies are described in this Annual Report on Form 10-K, including under “Item 1A. Risk Factors”, and the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time, including but are not limited to the following:

•	Changes in interest rates;

•	General economic and market conditions, including the risk of a significant economic downturn;

•	The soundness of other financial institutions;

•	Changes in laws, regulation or regulatory oversight;

•	Policies and regulations enacted by the Consumer Financial Protection Bureau;

•	Changes in real estate values;

•	Possible defaults on our mortgage loans;

•	Mortgage buying activity of Fannie Mae and Freddie Mac;

•	The adequacy of our allowance for loan and lease losses;

•	Changes in our relationship with H&R Block, Inc. and the financial benefits of that relationship;

•	The outcome or impact of current or future litigation involving the Company;

•	Our ability to access the equity capital markets;

•	Access to adequate funding;

•	Our ability to manage our growth and deploy assets profitably;

•	Competition for customers from other banks and financial services companies;

•	Our ability to maintain and enhance our brand;

•	A natural disaster, especially in California;

•	Our ability to retain the services of key personnel and attract, hire and retain other skilled managers;

•	Possible exposure to environmental liability;

•	Our dependence on third-party service providers for core banking technology;

•	Privacy concerns relating to our technology that could damage our reputation or deter customers from using our products and services;

•	Risk of systems failure and security breaches, including “hacking” and “identity theft”; and

•	Our reliance on continued and unimpeded access to the internet.
The forward-looking statements contained in this Annual Report are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this Annual Report is filed with the SEC. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this report is filed.
References in this report to the “Company,” “us,” “we,” “our,” “BofI Holding,” or “BofI” are all to BofI Holding, Inc. on a consolidated basis. References in this report to “Bank of Internet,” the “Bank,” or “our bank” are to BofI Federal Bank, our consolidated subsidiary.

i

PART I

ITEM 1. BUSINESS
Overview
BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with over $7.6 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index, the S&P SmallCap 600® Index and the KBW Nasdaq Financial Technology Index.
At June 30, 2016, we had total assets of $7,601.4 million, loans of $6,409.1 million, mortgage-backed and other investment securities of $472.2 million, total deposits of $6,044.1 million and borrowings of $820.1 million. Because we do not incur the significantly higher fixed operating costs inherent in a branch-based distribution system, we are able to rapidly grow our deposits and assets by providing a better value to our customers and by expanding our low-cost distribution channels.
We distribute our deposit products through a wide range of retail distribution channels, and our deposits consist of demand, savings and time deposits accounts. We distribute our loan products through our retail, correspondent and wholesale channels, and the loans we retain are primarily first mortgages secured by single family real property and by multifamily real property as well as commercial & industrial loans to businesses. Our mortgage-backed securities consist primarily of mortgage pass-through securities issued by government-sponsored entities and non-agency collateralized mortgage obligations and pass-through mortgage-backed securities issued by private sponsors. We believe our flexibility to adjust our asset generation channels has been a competitive advantage allowing us to avoid markets and products where credit fundamentals are poor or risks and rewards are not sufficient to support our required return on equity.
Our retail distribution channels for our deposit and lending products include:

•	Multiple national online banking brands with tailored products targeted to specific consumer segments;

•	Affinity groups where we gain access to the affinity group’s members, and our exclusive relationships with financial advisory firms;

•	A business banking division focused on providing deposit products and loans to specific nationwide industry verticals (e.g., Homeowners Associations) and small and medium size businesses;

•	A commission-based lending sales force that operates from home offices focusing primarily on the origination of single family and multifamily mortgage loans;

•	A commission-based lending sales force that operates from the corporate office focusing on commercial and industrial loans to businesses;

•	A commission-based leasing sales force that operates from our Utah office focusing on commercial and industrial leases to businesses; and

•	Inside sales teams that originate loans and deposits from self-generated internet leads, third-party purchase leads, and from our retention and cross-sell of our existing customer base.
Our business strategy is to grow our loan and lease originations and our deposits to achieve increased economies of scale and reduce the cost of products and services to our customers by leveraging our distribution channels and technology. We have designed our branchless banking platform and our workflow processes to handle traditional banking functions with elimination of duplicate and unnecessary paperwork and human intervention. Our charter allows us to operate in all 50 states, and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography and price. Our low-cost distribution channels provide opportunities to increase our core deposits and increase our loan originations by attracting new customers and developing new and innovative products and services.
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
Multifamily Mortgage Secured Lending
We originate adjustable rate multifamily residential mortgage loans and project-based multifamily real estate secured loans with interest rates that adjust based on U.S. Treasury security yields and LIBOR. Many of our loans have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps.
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

Commercial Real Estate Secured and Commercial Lending
Our commercial real estate secured lending consists of mortgages secured by first liens on commercial real estate. Historically, we have limited our exposure to commercial real estate and have primarily purchased seasoned mortgages on small commercial properties when they were offered as a part of a residential mortgage loan pool. In fiscal 2015, we began to originate adjustable rate small balance commercial real estate loans with interest rates that adjust based on U.S. Treasury security yields and LIBOR. Many of our loans have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps.
Our commercial and industrial lending (“C&I”) is based upon business cash flow and asset-backed financing. We began our C&I lending in 2010 with a focus on fixed and floating rate financing of businesses engaged in the origination of niche mortgage products secured by residential or commercial real estate. Our senior commercial lending group has expanded our corporate finance lending to include other select business types, including leverage lending for selected industries, project-based real estate secured lending and other asset-backed financing.
      Our C&I division also provides leases that are used to purchase equipment essential to the operations of our borrower or lessee and are secured by the specific equipment financed. The primary source of repayment is the operating income of the borrower or lessee. The loan and lease terms are two to ten years and amortize primarily to a full repayment or, in some cases, to a residual balance or investment that is expected to be collected through a sale of the equipment to the lessee or a third party.
Specialty Finance Factoring
     Our specialty finance division engages in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or primarily highly rated insurance company payor. Purchases of state lottery prize or structured settlement annuity payments are governed by specific state statutes requiring judicial approval of each transaction. No transaction is funded before an order approving such transaction has been entered by a court of competent jurisdiction. Our commission-based sales force originates contracts for the retail purchase of such payments from leads generated by our dedicated research department through the use of proprietary research techniques. The Specialty Finance Division also utilizes direct mail and online marketing to generate leads. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms.
Prepaid Cards and Refund Transfer
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
We are also responsible for the primary oversight and control of a refund transfer program under an agreement with Emerald Financial Services, LLC (“EFS”), a wholly owned subsidiary of H&R Block, Inc. (“H&R Block”). Under this program, the Bank opens a temporary bank account for each H&R Block customer who is receiving an income tax refund and elects to defer payment of his or her tax preparations fees. After the Internal Revenue Service and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer and the temporary deposit account is closed. We earn a fixed fee paid by H&R Block for each of the H&R Block customers electing a refund transfer.
Auto and RV and Other Consumer Lending
Our consumer lending consists of prime loans to purchase new and used automobiles and recreational vehicles (“RV”) , and deposit-related overdraft lines of credit. In 2015 and 2016 we added extra systems and personnel to increase our auto lending portfolio. In 2008, we elected to significantly decrease RV loans. We hold all of the auto and RV loans that we originated and perform the loan servicing functions for these loans.
Additionally, under agreements with EFS and H&R Block, our Bank uses our underwriting guidelines and credit policies to offer and fund unsecured lines of credit to consumers primarily through the H&R Block tax preparation offices and earns interest income and fee income, which is included in gain on sale - other in our consolidated statements of income. Our Bank retains 10% of these lines of credit and sells the remainder to H&R Block.
Our Bank also provides overdraft lines of credit for our qualifying deposit customers with checking accounts.

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
Loan Portfolio Composition. The following table sets forth the composition of our loan and lease portfolio in amounts and percentages by type of loan at the end of each fiscal year-end for the last five years:

	At June 30,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$3,678,520	57.5%	$2,980,795	59.6%	$1,918,626	53.4%	$1,070,668	46.5%	$808,710	46.5%
Home equity	2,470	—%	3,604	0.1%	12,690	0.4%	22,537	1.0%	29,167	1.7%
Warehouse and other	537,714	8.4%	385,413	7.7%	370,717	10.3%	204,878	8.9%	61,106	3.5%
Multifamily real estate secured	1,373,216	21.5%	1,185,531	23.7%	978,511	27.2%	768,023	33.4%	687,661	39.5%
Commercial real estate secured	121,746	1.9%	61,403	1.2%	24,061	0.7%	29,000	1.3%	35,174	2.0%
Auto and RV secured	73,676	1.2%	13,140	0.3%	14,740	0.4%	18,530	0.8%	24,324	1.4%
Factoring	98,275	1.5%	122,200	2.4%	118,945	3.3%	108,144	4.7%	48,549	2.8%
Commercial & Industrial	514,300	8.0%	248,584	5.0%	152,619	4.2%	78,721	3.4%	45,723	2.6%
Other	2,542	—%	601	—%	1,971	0.1%	419	—%	85	—%
Total loans and leases held for investment	6,402,459	100.0%	5,001,271	100.0%	3,592,880	100.0%	2,300,920	100.0%	1,740,499	100.0%
Allowance for loan and lease losses	(35,826)		(28,327)		(18,373)		(14,182)		(9,636)
Unamortized premiums/discounts, net of deferred loan fees	(11,954)		(44,326)		(41,666)		(29,820)		(10,300)
Net loans and leases held for investment	$6,354,679		$4,928,618		$3,532,841		$2,256,918		$1,720,563
The following table sets forth the amount of loans maturing in our total loans held for investment based on the contractual terms to maturity:

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
June 30, 2016	$219,714	$177,628	$761,811	$5,243,306	$6,402,459

The following table sets forth the amount of our loans at June 30, 2016 that are due after June 30, 2017 and indicates whether they have fixed, floating or adjustable interest rates:

(Dollars in thousands)	Fixed	Floating or Adjustable	Total
Single family real estate secured:
Mortgage	$65,276	$3,625,609	$3,690,885
Home equity	1,585	878	2,463
Warehouse and other	229,507	47,635	277,142
Multifamily real estate secured	64,306	1,256,614	1,320,920
Commercial real estate secured	1,479	120,267	121,746
Auto and RV secured	73,671	—	73,671
Factoring	97,234	—	97,234
Commercial & Industrial	204,824	216,212	421,036
Other	20	—	20
Total	$737,902	$5,267,215	$6,005,117

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2016
	Percentage of Loan Principal Secured by Real Estate Located in State or Region
		Single family
State or Region	Total Real Estate Mortgage Loans	Mortgage	Home Equity	Multifamily real estate secured	Commercial real estate secured
California—south[1]	49.83%	48.09%	21.12%	54.97%	48.50%
California—north[2]	18.14%	17.86%	18.30%	18.21%	26.06%
New York	7.34%	9.24%	11.56%	2.40%	2.22%
Florida	5.80%	7.15%	3.30%	2.40%	1.05%
Arizona	3.54%	4.69%	6.00%	0.58%	0.05%
Washington	1.87%	1.29%	7.15%	3.43%	2.70%
Illinois	1.85%	0.40%	1.85%	5.29%	9.24%
Hawaii	1.45%	1.96%	0.29%	0.14%	—%
Texas	1.40%	0.70%	—%	3.29%	2.84%
Colorado	1.32%	1.04%	0.47%	2.14%	1.19%
All other states	7.46%	7.58%	29.96%	7.15%	6.15%
	100.00%	100.00%	100.00%	100.00%	100.00%
1 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 90000 to 92999.
2 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 93000 to 96999.
The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio (“LTV”). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2016. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan.

		Single family
	Total Real Estate Mortgage Loans	Mortgage	Home Equity[1]	Multifamily real estate secured	Commercial real estate secured
Weighted Average LTV	57.24%	58.27%	46.44%	54.84%	51.91%
Median LTV	58.33%	59.37%	60.83%	53.57%	49.24%
1 Amounts represent combined LTV calculated by adding the current balances of both the first and second liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.
We believe our effective weighted-average LTV of 59.08% for loans originated during the fiscal year ended June 30, 2016, has resulted and will continue to result in relatively low average loan defaults and favorable write-off experience.
Loan Underwriting Process and Criteria. We individually underwrite the loans that we originate and all loans that we purchase. Our loan underwriting policies and procedures are written and adopted by our board of directors and our credit committee. Credit extensions generated by the Bank conform to the intent and technical requirements of our lending policies and the applicable lending regulations of our federal regulators.
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

Lending Limits. As a savings association, we are generally subject to the same lending limit rules applicable to national banks. With limited exceptions, the maximum amount that we may lend to any borrower, including related entities of the borrower, at any one time may not exceed 15% of our unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. See “Regulation of BofI Federal Bank” for further information. At June 30, 2016, the Bank’s loans-to-one-borrower limit was $105.1 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2016, our largest loan and single lending relationship was $53.2 million.
Loan Quality and Credit Risk. Historically, our level of non-performing mortgage loans as a percentage of our loan portfolio has been relatively low compared to the overall residential lending market. The economy and the mortgage and consumer credit markets have stabilized. Additionally, we have recently increased our efforts to make loans to businesses through lending programs that are not as seasoned as our mortgage lending. Therefore, we anticipate that our rate of non-performing loans may increase in the future, and we have provided an allowance for estimated loan losses.
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
The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

	Available-for-Sale	Held-to-maturity	Trading
(Dollars in thousands)	Fair Value	Carrying Amount	Fair Value	Total
Fiscal year end
June 30, 2016	$265,447	$199,174	$7,584	$472,205
June 30, 2015	163,361	225,555	7,832	396,748
June 30, 2014	214,778	247,729	8,066	470,573
June 30, 2013	185,607	275,691	7,111	468,409
June 30, 2012	164,159	313,032	5,838	483,029

The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our other debt securities and the weighted-average yield for each range of maturities:

	At June 30, 2016
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
U.S. Agency[2]	$33,256	2.11%	$3,206	2.42%	$10,115	2.36%	$8,233	2.22%	$11,702	1.74%
Non-Agency[3]	9,043	3.46%	2,917	3.75%	4,677	3.09%	1,136	3.74%	313	5.32%
Total Mortgage-Backed Securities	$42,299	2.40%	$6,123	3.06%	$14,792	2.59%	$9,369	2.41%	$12,015	1.83%
Other Debt Securities
Municipal	34,543	1.62%	22,406	0.57%	3,888	3.23%	4,346	3.99%	3,903	3.38%
Non-agency	186,316	4.86%	78,866	4.84%	107,339	4.86%	111	3.75%	—	—%
Total Other Debt Securities	$220,859	4.35%	$101,272	3.90%	$111,227	4.81%	$4,457	3.98%	$3,903	3.38%
Available-for-sale—Amortized Cost	$263,158	4.04%	$107,395	3.85%	$126,019	4.55%	$13,826	2.91%	$15,918	2.21%
Available-for-sale—Fair Value	$265,447	4.04%	$107,910	3.85%	$127,326	4.55%	$14,041	2.91%	$16,170	2.21%
Held-to-maturity
Mortgage-backed securities:
U.S. Agency[2]	$35,067	3.32%	$1,168	3.18%	$4,532	3.18%	$5,201	3.18%	$24,166	3.39%
Non-Agency[3]	128,211	4.32%	15,953	4.13%	46,229	3.76%	36,350	4.25%	29,679	5.39%
Total Mortgage-Backed Securities	$163,278	4.11%	$17,121	4.06%	$50,761	3.71%	$41,551	4.12%	$53,845	4.49%
Other Debt Securities:
Municipal	35,896	5.82%	1,060	5.56%	4,922	5.57%	7,725	5.60%	22,189	5.97%
Total Other Debt Securities	$35,896	5.82%	$1,060	5.56%	$4,922	5.57%	$7,725	5.60%	$22,189	5.97%
Held-to-Maturity—Carrying Value	$199,174	4.42%	$18,181	4.15%	$55,683	3.87%	$49,276	4.35%	$76,034	4.92%
Held-to-Maturity—Fair Value	$202,677	4.42%	$18,225	4.15%	$56,278	3.87%	$49,842	4.35%	$78,332	4.92%
Trading
Non-Agency—Fair Value[4]	$7,584	3.33%	$—	—%	$—	—%	$—	—%	$7,584	3.33%
Total securities	$472,205	4.18%	$126,091	3.89%	$183,009	4.34%	$63,317	4.03%	$99,788	4.36%
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
Our securities portfolio of $472.2 million at June 30, 2016 is composed of approximately 14.6% U.S. agency residential mortgage-backed securities (“RMBS”) and other debt securities issued by the government-sponsored enterprises Fannie Mae and Freddie Mac (each, a “GSE” and, together, the “GSEs”), primarily Freddie Mac and Fannie Mae; 0.6% Prime private-issue super senior, first-lien RMBS; 3.1% Alt-A, private-issue super senior, first-lien RMBS; 24.6% Pay-Option ARM, private-issue super senior first-lien RMBS; 15.0% Municipal securities and 42.1% other residential mortgage-backed, asset-backed and bank pooled trust preferred securities. We had no commercial mortgage-backed securities (“CMBS”) or sub-prime RMBS at June 30, 2016.

We manage the credit risk of our non-agency RMBS by purchasing those securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency RMBS are super senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percentage of the current face value) is known as credit enhancement. At June 30, 2016, the weighted-average credit enhancement in our entire non-agency RMBS portfolio was 20.0%. The credit enhancement percentage and the ratings agency grade (e.g. “AA”) do not consider additional credit protection available to the Bank, if needed, from its purchase discount. All of the Bank’s non-agency RMBS purchases were at a discount to par and we do not solely rely upon nationally recognized statistical rating organizations (“NRSRO”) ratings when determining classification. This change in Bank policy was brought about by changes in regulatory stance regarding classification of securities as mandated by Congress under section 939A of the Dodd-Frank Act, which required any reference to, or reliance on, NRSROs to be removed when determining the creditworthiness of securities. We have experienced personnel monitor the performance and measure the security for impairment in accordance with regulatory guidance. As of June 30, 2016, 10.4% of our non-agency RMBS securities have been downgraded from investment grade at acquisition to below investment grade. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”
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
At June 30, 2016, we had $6,044.1 million in deposits of which $4,990.3 million, or 82.6% were demand and savings accounts and $1,053.8 million, or 17.4% were time deposits. We generate deposit customer relationships through our retail distribution channels including websites, sales teams, online advertising, print and digital advertising, financial advisory firms, affinity partnerships and lending businesses which generate escrow deposits and other operating funds. Our retail distribution channels include:

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

•	A concierge banking offer through Virtus Bank serves the needs of high net worth individuals with premium products and dedicated service;

•	Financial advisory firms who introduce their clients to our deposit products through BofI Advisor;

•	Relationship with affinity groups where we gain access to the affinity group’s members;

•
A business banking division, which focuses on providing deposit products nationwide to industry verticals (e.g., Homeowners Associations and Non-Profit) as well as cash management products to a variety of businesses through a dedicated sales team;

•
A call center that opens accounts through self-generated internet leads, third-party purchased leads, affinity relationships, and our retention and cross-sell efforts to our existing customer base; and

•	A prepaid card division, which provides card issuing and BIN sponsorship services to companies and generate low cost deposits.
Our online consumer banking platform is full-featured requiring only single sign-in with quick and secure access to activity, statements and other features including:

◦	Purchase Rewards. Customers can earn cash back by using their VISA® Debit Card at select merchants.

◦	Mobile Banking. Customers can access with Touch ID on eligible device, review account balances, transfer funds, deposit checks and pay bills from the convenience of their mobile phone.

◦	Mobile Deposit. Customers can instantly deposit checks from their smart phones using our Mobile App.

◦	FinanceWorks™. Customers can easily manage their finances and create budgets using this secure financial management solution.

◦	Online Bill Payment Service. Customers can automatically pay their bills online from their account.

◦	Popmoney. Customers can securely send money via email or text messaging through this service.

◦	My Deposit. Customers can scan checks with this remote deposit solution from their home computers. Scanned images will be electronically transmitted for deposit directly to their account.

◦	Text Message Banking. Customers can view their account balances, transaction history, and transfer funds between their accounts via these text message commands from their mobile phones.

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

◦	Overdraft Protection. Eligible Customers can enroll in one of our overdraft protection programs.

◦	Apple Pay™ mobile experience is easy and seamless. Apple Pay allows the same ease to pay as a debit card with an eligible Apple device.

◦
Cash Deposit through Reload @ the Register. Customers can visit any Walmart, ACE Cash Express, CVS Pharmacy, Dollar General, Kmart, Rite Aid, 7-Eleven and Walgreens, and ask to load cash into their account at the register. A fee is applied.

Our consumer and business deposit balances consisted of 49.2% and 50.8% of total deposits at June 30, 2016, respectively. Our business deposit accounts feature a full suite of treasury and cash management products for our business customers including online and mobile banking, remote deposit capture, analyzed business checking and money market accounts. We service our business customers by providing them with a dedicated relationship manager and an experienced business banking operations team.
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
The number of deposit accounts at the end of each of the last five fiscal years is set forth below:

	At June 30,
	2016	2015	2014	2013	2012
Non-Interest bearing, prepaid and other	1,816,266	553,245	182,011	3,124	959
Checking and savings accounts	292,012	31,461	24,098	19,245	18,013
Time deposits	4,807	5,515	7,571	11,103	12,341
Total number of deposit accounts	2,113,085	590,221	213,680	33,472	31,313
The net increase of 1,263,021of non-interest bearing, prepaid and other accounts and 260,551 interest-bearing checking and savings accounts for the fiscal year ended June 30, 2016 was primarily the result of our acquisition of accounts from H&R Block Bank and the new H&R Block-branded products offered by BofI Federal Bank.

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each of the last five fiscal years:

	At June 30,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$588,774	—	$309,339	—	$186,786	—	$81,524	—	$12,439	—
Interest-bearing:
Demand	1,916,525	0.63%	1,224,308	0.48%	1,129,535	0.63%	311,539	0.50%	94,888	0.52%
Savings	2,484,994	0.69%	2,126,792	0.67%	935,973	0.73%	641,534	0.67%	583,955	0.72%
Total demand and savings	4,401,519	0.66%	3,351,100	0.60%	2,065,508	0.67%	953,073	0.61%	678,843	0.69%
Time deposits:
Under $100	51,849	1.23%	70,369	1.26%	107,294	1.23%	183,754	1.36%	224,140	1.85%
$100 or more	1,001,909	1.99%	721,109	2.06%	681,948	1.67%	873,648	1.52%	699,666	1.75%
Total time deposits	1,053,758	1.96%	791,478	1.99%	789,242	1.61%	1,057,402	1.50%	923,806	1.78%
Total interest-bearing	5,455,277	0.91%	4,142,578	0.87%	2,854,750	0.93%	2,010,475	1.08%	1,602,649	1.32%
Total deposits	$6,044,051	0.82%	$4,451,917	0.81%	$3,041,536	0.88%	$2,091,999	1.04%	$1,615,088	1.31%
1 Based on weighted-average stated interest rates at the end of the period.
The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit at the end of each of the last five fiscal years:

	For the Fiscal Year Ended June 30,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$1,460,266	$8,750	0.60%	$1,549,207	$10,165	0.66%	$869,673	$5,736	0.66%
Savings	2,189,157	15,861	0.72%	1,313,088	10,544	0.80%	653,211	4,987	0.76%
Time deposits	852,590	18,056	2.12%	790,661	14,024	1.77%	876,621	14,094	1.61%
Total interest-bearing deposits	$4,502,013	$42,667	0.95%	$3,652,956	$34,733	0.95%	$2,399,505	$24,817	1.03%
Total deposits	$5,241,777	$42,667	0.81%	$3,908,277	$34,733	0.89%	$2,523,364	$24,817	0.98%

	For the Fiscal Year Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$286,549	$1,999	0.70%	$74,044	$593	0.81%
Savings	540,248	4,400	0.81%	430,791	3,795	0.88%
Time deposits	1,065,669	16,469	1.55%	1,003,728	20,501	2.04%
Total interest-bearing deposits	$1,892,466	$22,868	1.21%	$1,508,563	$24,889	1.65%
Total deposits	$1,937,765	$22,868	1.18%	$1,522,359	$24,889	1.63%
The following table shows the maturity dates of our certificates of deposit at the end of each of the last five fiscal years:

	At June 30,
(Dollars in thousands)	2016	2015	2014	2013	2012
Within 12 months	$497,825	$373,999	$363,879	$585,309	$482,615
13 to 24 months	41,668	73,118	137,647	149,720	128,149
25 to 36 months	5,463	36,991	61,491	55,664	97,238
37 to 48 months	71,518	4,605	31,867	52,025	47,388
49 months and thereafter	437,284	302,765	194,358	214,684	168,416
Total	$1,053,758	$791,478	$789,242	$1,057,402	$923,806

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at the end of each of the last five fiscal years:

	Term to Maturity
(Dollars in thousands)	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Fiscal year end
June 30, 2016	$100,048	$133,603	$228,532	$539,726	$1,001,909
June 30, 2015	37,842	189,604	106,826	386,837	721,109
June 30, 2014	74,741	107,997	115,127	384,083	681,948
June 30, 2013	201,463	166,042	94,195	411,948	873,648
June 30, 2012	144,621	93,502	90,947	370,596	699,666
Borrowings. In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank of San Francisco (“FHLB”). Our bank can borrow up to 40% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2016, the Company had $727.0 million advances outstanding with another $1.3 billion available immediately and an additional $13.0 million available with additional collateral for advances from the FHLB for terms up to ten years.
The Bank has federal funds lines of credit with two major banks totaling $35.0 million. At June 30, 2016, the Bank had no outstanding balance on either line.
The Bank can also borrow from the Federal Reserve Bank of San Francisco (“FRB”), and borrowings are collateralized by consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2016, we had a total borrowing capacity of approximately $42.2 million, none of which was outstanding. The Bank has additional unencumbered collateral that could be pledged to the FRB Discount Window to increase borrowing liquidity.
The Company has sold securities under various agreements to repurchase for total proceeds of $35.0 million. The repurchase agreements have fixed interest rates between 3.75% and 4.75% and scheduled maturities between April 2017 and December 2017. Pursuant to these agreements, under certain conditions, the Company may be required to repay the $35.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. As of June 30, 2016, the weighted-average remaining contractual maturity period was 1.11 years and the weighted average remaining period before such repurchase agreements could be called was 0.14 years.
On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.2 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 3.05% as of June 30, 2016, and is paid quarterly.

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the last five fiscal years:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2016	2015	2014	2013	2012
Advances from the FHLB:
Average balance outstanding	$855,029	$700,805	$576,307	$436,383	$333,866
Maximum amount outstanding at any month-end during the period	1,129,000	1,075,000	910,000	590,417	422,000
Balance outstanding at end of period	727,000	753,000	910,000	590,417	422,000
Average interest rate at end of period	1.53%	1.36%	0.97%	0.92%	1.42%
Average interest rate during period	1.31%	1.27%	1.21%	1.36%	1.78%
Securities sold under agreements to repurchase:
Average balance outstanding	$35,000	$36,562	$85,726	$114,247	$125,820
Maximum amount outstanding at any month-end during the period	35,000	45,000	110,000	120,000	130,000
Balance outstanding at end of period	35,000	35,000	45,000	110,000	120,000
Average interest rate at end of period	4.38%	4.38%	4.46%	4.40%	4.34%
Average interest rate during period	4.44%	4.47%	4.48%	4.44%	4.41%
Subordinated notes and debentures and other:
Average balance outstanding	$22,025	$5,155	$5,155	$5,155	$5,155
Maximum amount outstanding at any month-end during the period	58,185	5,155	5,155	5,155	5,155
Balance outstanding at end of period	58,066	5,155	5,155	5,155	5,155
Average interest rate at end of period	6.27%	2.68%	2.63%	2.67%	2.87%
Average interest rate during period	5.90%	2.77%	2.77%	2.93%	2.89%
MERGERS AND ACQUISITIONS

From time to time we undertake acquisitions or similar transactions consistent with the Bank’s operating and growth strategies. During the fiscal year ended June 30, 2016 and 2015, there were transactions that are discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Mergers and Acquisitions.”
TECHNOLOGY
Our technology is built on a collection of enterprise and client platforms that have been purchased, developed in-house or integrated with software systems to provide products and services to our customers. The implementation of our technology has been conducted using industry best-practices and using standardized approaches in system design, software development, testing and delivery. At the core of our infrastructure, we have designed and implemented secure and scalable hardware solutions to ensure we meet the needs of our business. Our customer experiences were designed to address the needs of an internet-only bank and its customers. Our websites and technology platforms drive our customer-focused and self-service engagement model, reducing the need for human interaction while increasing our overall operating efficiencies. Our focus on internal technology platforms enable continuous automation and secure and scalable processing environments for increased transaction capacity. We intend to continue to improve and adapt technology platforms to meet business objectives and implement new systems with the goal of efficiently enabling our business.
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
EMPLOYEES
At June 30, 2016, we had 647 full-time equivalent employees. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory.
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
As noted above, pursuant to the Dodd-Frank Act, the Federal Reserve assumed responsibility for the primary supervision and regulation of all savings and loan holding companies, including the Company, on July 21, 2011. Rules published by the Federal Reserve in 2011 provide for the transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies, and implemented Regulation LL, which includes comprehensive new regulations governing the activities and operations of savings and loan holding companies and acquisitions of savings associations. The Federal Reserve’s regulations supersede OTS regulations for purposes of Federal Reserve supervision and regulation of savings and loan holding companies.

Capital. Savings and loan holding companies, such as the Company, were historically not subject to specific regulatory capital requirements. However, pursuant to the Dodd-Frank Act, savings and loan holding companies are now subject to the same capital and activity requirements as those applicable to bank holding companies. Moreover, the Dodd-Frank Act required that the Federal Reserve promulgate consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.
In July 2013, the Company’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, published final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 capital framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the capital requirements applicable to depository institutions and their holding companies, including the Company and the Bank, and are discussed in more detail below under “Regulation of BofI Federal Bank – Regulatory Capital Requirements and Prompt Corrective Action”.

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
A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years which began in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.
The New Capital Rules provide for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over three years for the Bank.

The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Bank. Various aspects of Basel III will be subject to multi-year transition periods ending December 31, 2018 and Basel III generally continues to be subject to further evaluation and interpretation by the U.S. banking regulators. As of June 30, 2016, the Company and the Bank remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, and would remain well-capitalized when including implementation of the deductions and other adjustments to CET1 on a fully phased-in basis.
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
The Bank’s capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. BofI Federal Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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

Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the “Code”. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business). An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2016, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2016, BofI Federal Bank was in compliance with the applicable liquidity standard.
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
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, negotiable order of withdrawal (“NOW”), and Super NOW checking accounts) and non-personal time deposits. At June 30, 2016, the Bank was in compliance with these requirements.
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
Consumer Laws and Regulations. The Dodd-Frank Act established the CFPB in order to regulate any person who offers or provides personal, family or household financial products or services. The CFPB is an independent “watchdog” within the Federal Reserve System to enforce and create “Federal consumer financial laws.” Banks as well as nonbanks are subject to any rule, regulation or guideline created by the CFPB. Congress established the CFPB to create one agency in charge of protecting consumers by overseeing the application and implementation of “Federal consumer financial laws,” which includes (i) rules, orders and guidelines of the CFPB, (ii) all consumer financial protection functions, powers and duties transferred from other federal agencies, such as the Federal Reserve, the OCC, the FDIC, the Federal Trade Commission, and the Department of Housing and Urban Development, and (iii) a long list of consumer financial protection laws enumerated in the Dodd-Frank Act, such as the Electronic Fund Transfer Act, the Consumer Leasing Act of 1976, the Alternative Mortgage Transaction Parity Act of 1982, the Equal Credit Opportunity Act, the Expedited Funds Availability Act, the Truth in Lending Act and the Truth in Savings Act, among many others. The CFPB has broad examination and enforcement authority, including the power to issue subpoenas and cease and desist orders, commence civil actions, hold investigations and hearings and seek civil penalties, as well as the authority to regulate disclosures, mandate registration of any covered person and to regulate what it considers unfair, deceptive, abusive practices.
Depository institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer protection laws and regulations by their primary bank regulators (the OCC for the Bank), rather than the CFPB. Such laws and regulations and the other consumer protection laws and regulations to which the Bank has been subject have historically mandated certain disclosure requirements and regulated the manner in which financial institutions must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, such customers. The effect of the CFPB on the development and promulgation of consumer protection rules and guidelines and the enforcement of federal “consumer financial laws” on the Bank, if any, cannot be determined with certainty at this time.
Depository institutions with more than $10 billion in assets and their affiliates are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. As of June 30, 2016, we had $7.6 billion in total assets. If the Bank continues to grow and has assets in excess of $10 billion in the future, the Bank and its operations will become subject to the direct supervision and oversight of the CFPB.
In addition, if our total assets equal or exceed $10 billion, we will become subject to certain enhanced prudential standards established by FRB regulations promulgated under the Dodd-Frank Act for larger institutions, including additional risk management policies and practices and annual stress tests using various scenarios established by the FRB, designed to determine whether our capital planning, assessment of capital adequacy and risk management practices adequately protect the Company in the event of an economic downturn.

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
Our results of operations depend to a great extent on our net interest income, which is the difference between the interest rates earned on interest-earning assets such as loans and leases and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates, as the two have different time periods for adjustment and can be tied to different measures of rates.  Interest rates are sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, including the FRB. The monetary policies of the FRB, implemented through open market operations and regulation of the discount rate and reserve requirements, affect prevailing interest rates. Loan and lease originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. Previously the monetary policy of the FRB has been to reduce market interest rates to historical lows, but recently prevailing interest rates have begun to increase and the financial markets are anticipating a further increase in interest rates by the FRB. We manage the sensitivity of our assets and liabilities; however a large and relatively rapid increase in market interest rates would likely have an adverse impact on our net interest income and a decrease in our refinancing business and related fee income, and could cause an increase in delinquencies and non-performing loans and leases in our adjustable-rate loans. In addition, changes in interest rates can affect the value of our loans and leases, investments and other interest-rate sensitive assets and our ability to realize gains on the sale or resolution of these assets.

A significant economic downturn could result in increases in our level of non-performing loans and leases and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. While the national economy and most regions have improved since the financial crisis of 2008 and subsequent economic recession, we continue to operate in a challenging and uncertain economic environment. The risks associated with our business become more acute in periods of a slowing economy or slow growth. A return or continuation of recessionary conditions or negative events in the housing markets, including significant and continuing home price declines and increased delinquencies and foreclosures, would adversely affect our mortgage and construction loans and result in increased asset write-downs. In addition, poor economic conditions, including continued high unemployment in the United States, have contributed to increased volatility in the financial and capital markets and diminished expectations for the U.S. economy. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets. Declines in real estate values, an economic downturn or continued high unemployment levels may result in higher than expected loan and lease delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.
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
Changes in laws, regulation or oversight may increase our costs and adversely affect our business and operations.
We operate in a highly regulated industry and are subject to oversight, regulation and examination by federal and/or state governmental authorities under various laws, regulations and policies, which impose requirements or restrictions on our operations, capitalization, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged and interest rates paid on deposits. We must also comply with federal anti-money laundering, tax withholding and reporting, and consumer protection statutes and regulations. A considerable amount of management time and resources is devoted to oversight of, and development and implementation of controls and procedures relating to, compliance with these laws, regulations and policies.
The laws, regulation and supervisory policies are subject to regular modification and change. New or amended laws, rules and regulations could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance much more difficult or expensive, restricting our ability to originate or sell loans, or further restricting the amount of interest or other charges or fees earned on loans or other products. In addition, further regulation could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. Furthermore, recent changes to Regulation Z promulgated by the CFPB may make it more difficult for us to underwrite consumer mortgages and compete with large national mortgage service providers. It is very difficult to predict future changes in regulation or the competitive impact that any such changes would have on our business. The Dodd-Frank Act, enacted in 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways including subjecting us to additional costs, limiting the types of financial services and products we may offer, and increasing the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

Policies and regulations enacted by the Consumer Financial Protection Bureau may negatively impact our residential mortgage loan business and compliance risk.
Our consumer business, including our mortgage and deposit businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau (“CFPB”) which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. The CFPB is in the process of reshaping consumer financial protection laws through rulemaking and enforcement against unfair, deceptive and abusive acts or practices. The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The prohibition on “abusive” acts or practices is being clarified each year by CFPB enforcement actions and opinions from courts and administrative proceedings. The CFPB has issued a series of final rules to implement provisions in the Dodd-Frank Act related to mortgage origination and servicing that may increase the cost of originating and servicing residential mortgage loans, which went into effect in January 2014. While it is difficult to quantify the increase in our regulatory compliance burden, the costs associated with regulatory compliance, including the need to hire additional compliance personnel, may continue to increase.
Risks Relating to Mortgage Loans and Mortgage-Backed Securities
Declining real estate values, particularly in California, could reduce the value of our loan and lease portfolio and impair our profitability and financial condition.
The majority of the loans in our portfolio are secured by real estate. At June 30, 2016, approximately 68.0% of our mortgage portfolio was secured by real estate located in California. In recent years, there has been significant volatility in real estate values in California and in some cases the collateral for our real estate loans has become less valuable. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. A decline of real estate values or decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are unseasoned and defaults on such loans would harm our business.
At June 30, 2016, our multifamily residential loans were $1,373.2 million or 27.0% of our mortgage loans and our commercial real estate loans were $121.7 million, or 2.4% of our mortgage loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline and nationwide unemployment were to increase, we are likely to experience increases in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.
We could recognize other-than-temporary impairment on securities held in our available-for-sale and held-to-maturity portfolios, if economic and market conditions worsen.
Our held-to-maturity securities had gross unrecognized losses of $10.0 million at June 30, 2016. We analyze securities held in our portfolio for other-than-temporary impairment on a quarterly basis. The process for determining whether impairment is other-than-temporary requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may be required to recognize other-than-temporary impairment in future periods reducing future earnings.

A decrease in the mortgage buying activity of Fannie Mae and Freddie Mac or a failure by Fannie Mae and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.
During the last three fiscal years we have sold over $1,131.2 million of residential mortgage loans to Fannie Mae and Freddie Mac and, as of June 30, 2016, approximately 14.6% of our securities portfolio consisted of RMBS issued or guaranteed by these GSEs. Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government is contemplating structural changes to the GSEs, including consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to the Company
If our allowance for loan and lease losses, particularly in growing areas of lending such as commercial and industrial (“C&I”) is not sufficient to cover actual loan and lease losses, our earnings, capital adequacy and overall financial condition may suffer materially.
Our loans are generally secured by single family, multifamily and commercial real estate properties, each initially having a fair market value generally greater than the amount of the loan secured. Although our loans and leases are typically secured, the risk of default, generally due to a borrower’s inability to make scheduled payments on his or her loan, is an inherent risk of the banking business. In determining the amount of the allowance for loan and lease losses, we make various assumptions and judgments about the collectibility of our loan and lease portfolio, including the creditworthiness of our borrowers, the value of the real estate serving as collateral for the repayment of our loans and our loss history. Defaults by borrowers could result in losses that exceed our loan and lease loss reserves. We have originated or purchased many of our loans and leases recently, so we do not have sufficient repayment experience to be certain whether the established allowance for loan and lease losses is adequate. We may have to establish a larger allowance for loan and lease losses in the future if, in our judgment, it becomes necessary. Any increase in our allowance for loan and lease losses will increase our expenses and consequently may adversely affect our profitability, capital adequacy and overall financial condition.
In addition, we continue to increase our emphasis on non-residential lending, particularly in C&I lending, and these types of loans and leases are expected to comprise a larger portion of our originations and loan and lease portfolio in future periods. To the extent that we fail to adequately address the risks associated with C&I lending, we may experience increases in levels of non-performing loans and leases and be forced to take additional loan and lease loss reserves, which would adversely affect our net interest income and capital levels and reduce our profitability. For further information about our C&I lending business, please refer to “Business – Asset Origination and Fee Income Businesses – Commercial Real Estate Secured and Commercial Lending.”

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

We may fail to realize any future benefits of our relationship with H&R Block, Inc.
On August 31, 2015, we acquired approximately $419 million in deposits from H&R Block Bank and its parent company, H&R Block, Inc. (“H&R Block”), and entered into a Program Management Agreement (“PMA”) and related agreements under which we agreed to provide H&R Block-branded financial services products and services. The success of our relationship with H&R Block depends upon, among other things, our ability to operate the PMA and H&R Block’s desire and ability to offer financial services products to customers after the closing date. Our objectives with regard to managing our obligations under the PMA are subject to risks that operational and regulatory procedures may change. Under the terms of the PMA there are no minimum transaction levels and the number of transactions that are processed may be more or less than expected due to business changes by H&R Block, regulatory changes or changes due to competition for H&R Block’s products. If we are not able to successfully achieve our objectives or if H&R Block limits, eliminates or fails to realize the expected volumes for one or more of the financial services products described in the PMA, the future benefits of our relationship with H&R Block may not be realized fully or at all.
In addition, the relationship with H&R Block requires substantial resources and effort from our management. The maintenance of integrated processes and other disruptions resulting from the relationship may disrupt our ongoing businesses or cause inconsistencies in our standards, controls, procedures or policies. In addition, difficulties in maintaining the integrated functions could harm our reputation with customers. For further information about the transaction with H&R Block, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – H&R Block Bank Deposit Acquisition.”
As a public company, we face the risk of shareholder lawsuits and other related or unrelated litigation, particularly if we experience declines in the price of our common stock. We have been named as a party to purported class action and derivative lawsuits, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses.

As described in detail below in “Item 3 – Legal Proceedings,”     putative class action lawsuits have been filed in the United States District Court, Southern District of California, alleging, among other things, that our Company, Chief Executive Officer and Chief Financial Officer violated the federal securities laws by failing to disclose the wrongful conduct that is alleged by a former employee in a complaint, and that as a result the Company’s statements regarding its internal controls, and portions of its financial statements, were false and misleading. Derivative lawsuits have also been filed against our management arising from the same events, alleging breach of fiduciary duty, mismanagement, abuse of control and unjust enrichment. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the full cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows. The Company and its management deny any wrongdoing and are vigorously defending the referenced lawsuits.
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
Our business strategy depends on our ability to remain competitive. There is strong competition for customers from existing banks and other types of financial institutions, including those that use the Internet as a medium for banking transactions or as an advertising platform. Our competitors include large, publicly-traded, Internet-based banks, as well as smaller Internet-based banks; “brick and mortar” banks, including those that have implemented websites to facilitate online banking; and traditional banking institutions such as thrifts, finance companies, credit unions and mortgage banks. Some of these competitors have been in business for a long time and have name recognition and an established customer base. Most of our competitors are larger and have greater financial and personnel resources. In order to compete profitably, we may need to reduce the rates we offer on loans and leases and investments and increase the rates we offer on deposits, which actions may adversely affect our business, prospects, financial condition and results of operations.
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
A natural disaster, especially in California, could harm our business.
We are based in San Diego, California, and approximately 68.0% of our mortgage loan portfolio was secured by real estate located in California at June 30, 2016. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and leases and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan and lease portfolio, which is comprised substantially of real estate loans. Uninsured or under-insured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters in California could have a material adverse effect on our business, prospects, financial condition and results of operations.
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

Technology Risks in our Online Business
We depend on third-party service providers for our core banking technology, and interruptions in or terminations of their services could materially impair the quality of our services.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices, which also serve as our bank’s main office and branch, are located at 4350 La Jolla Village Drive, Suite 140, San Diego, California 92122, and our telephone number is (858) 350-6200. Our San Diego facilities consist of a total of approximately 117,408 square feet under leases that expire June 30, 2020.

ITEM 3. LEGAL PROCEEDINGS
We may from time to time become a party to other claims or litigation that arise in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. None of such matters are expected to have a material adverse effect on the Company’s financial condition, results of operations or business.
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
The complaints filed in the Golden Case and the Hazan Case both allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose the wrongful conduct that is alleged in a complaint that was filed in a wrongful termination of employment lawsuit (the “Employment Matter”), and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other named defendants dispute the allegations of wrongdoing advanced by the plaintiffs in the Class Action and in the Employment Matter, as well as those plaintiffs’ statement of the underlying factual circumstances, and are vigorously defending both cases.

In addition to the Class Action, two separate shareholder derivative actions were filed in December, 2015, purportedly on behalf of the Company. The first derivative action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second derivative action, Dow v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. A third derivative action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016, a fourth derivative action, Yong v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 29, 2016, and a fifth derivative action, Laborers Pension Trust Fund of Northern Nevada v. Allrich et al, was filed in the United States District Court for the Southern District of California on February 2, 2016. Each of these five derivative actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs in these derivative actions seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees. On June 9, 2016, the United States District Court for the Southern District of California ordered the four above-referenced cases pending before it to be consolidated, appointed lead counsel in the consolidated action, and ordered the parties to meet and confer regarding a schedule for the filing of a consolidated complaint and defendants’ response to the complaint. Pursuant to the June 9, 2016 order, counsel have met and conferred regarding proposals for (a) the time for plaintiffs to file a consolidated complaint or provide notice of plaintiffs’ intent to rely upon the original Complaint in Case No. 3:15-cv-02722-GPC-KSC (the “operative complaint”); (b) the time for defendants to respond to the operative complaint; and (c) a schedule for briefing any motion to dismiss that may be filed by a defendant. A stipulation setting forth the agreed litigation schedule has been submitted to the Court. The fifth derivative action, which is pending before the San Diego County Superior Court, has been stayed by agreement of the parties. The Company and the other defendants dispute the allegations of wrongdoing and are vigorously defending these purported derivative actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on the NASDAQ Global Select Market on March 15, 2005 under the symbol “BOFI.” There were 63,270,115 shares of common stock outstanding held by approximately 35,000 shareholders as of August 17, 2016. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter during the last two fiscal years. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is Computershare.

	BofI Holding, Inc. Common Stock Price Per Share
Quarter ended:	High	Low
June 30, 2014	$21.44	$18.10
September 30, 2014	$20.39	$17.48
December 31, 2014	$20.08	$16.42
March 31, 2015	$24.32	$19.05
June 30, 2015	$26.62	$22.05
September 30, 2015	$33.36	$26.47
December 31, 2015	$35.64	$18.01
March 31, 2016	$21.61	$13.51
June 30, 2016	$23.12	$15.72
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
ISSUER PURCHASES OF EQUITY SECURITIES
Stock Repurchases. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The share repurchase program does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. During the fiscal year ended June 30, 2016, no shares of BofI common stock were purchased under either program.
Net Settlement of Restricted Stock Awards. In November 2007 and October 2014, the stockholders of the Company approved an amendment to the 2004 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively, which among other changes permitted net settlement of restricted stock awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2016, there were 223,742 restricted stock award shares which were retained by the Company and converted to cash at the average rate of $27.45 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the fourth fiscal quarter ending June 30, 2016.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases (dollars in thousands)
Quarter Ended June 30, 2016
April 1, 2016 to June 30, 2016	—	$—	—	$100,000
For the Three Months Ended June 30, 2016	—	$—	—	$100,000
Stock Retained in Net Settlement
April 1, 2016 to April 30, 2016	—
May 1, 2016 to May 30, 2016	—
June 1, 2016 to June 30, 2016	177,064
For the Three Months Ended June 30, 2016	177,064
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2016. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and units granted	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,059,726	$—	3,605,373
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,059,726	$—	3,605,373

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Selected Balance Sheet Data:
Total assets	$7,601,354	$5,823,719	$4,402,999	$3,090,771	$2,386,845
Loans and leases, net of allowance for loan and lease losses	6,354,679	4,928,618	3,532,841	2,256,918	1,720,563
Loans held for sale, at fair value	20,871	25,430	20,575	36,665	38,469
Loans held for sale, at cost	33,530	77,891	114,796	40,326	40,712
Allowance for loan and lease losses	35,826	28,327	18,373	14,182	9,636
Securities—trading	7,584	7,832	8,066	7,111	5,838
Securities—available-for-sale	265,447	163,361	214,778	185,607	164,159
Securities—held-to-maturity	199,174	225,555	247,729	275,691	313,032
Total deposits	6,044,051	4,451,917	3,041,536	2,091,999	1,615,088
Securities sold under agreements to repurchase	35,000	35,000	45,000	110,000	120,000
Advances from the FHLB	727,000	753,000	910,000	590,417	422,000
Subordinated notes and debentures and other	58,066	5,155	5,155	5,155	5,155
Total stockholders’ equity	683,590	533,526	370,778	268,262	206,620
Selected Income Statement Data:
Interest and dividend income	$317,707	$244,364	$172,878	$135,654	$115,733
Interest expense	56,696	45,419	35,781	34,026	36,545
Net interest income	261,011	198,945	137,097	101,628	79,188
Provision for loan and lease losses	9,700	11,200	5,350	7,550	8,063
Net interest income after provision for loan losses	251,311	187,745	131,747	94,078	71,125
Non-interest income (loss)	66,340	30,590	22,455	27,710	16,370
Non-interest expense	112,756	77,478	59,933	53,587	37,958
Income before income tax expense	204,895	140,857	94,269	68,201	49,537
Income tax expense	85,604	58,175	38,313	27,910	20,061
Net income	$119,291	$82,682	$55,956	$40,291	$29,476
Net income attributable to common stock	$118,982	$82,373	$55,647	$39,456	$28,205
Per Share Data:
Net income:
Basic	$1.85	$1.35	$0.97	$0.75	$0.61
Diluted	$1.85	$1.34	$0.96	$0.72	$0.58
Book value per common share	$10.73	$8.51	$6.33	$4.79	$3.95
Tangible book value per common share	$10.67	$8.48	$6.32	$4.79	$3.95
Weighted average number of common shares outstanding:
Basic[1]	64,265,207	61,177,908	57,471,296	52,626,584	45,956,760
Diluted[1]	64,271,052	61,404,364	57,770,768	55,277,648	49,954,220
Common shares outstanding at end of period[1]	63,219,392	62,075,004	57,807,600	54,933,300	46,050,144
Performance Ratios and Other Data:
Loan and lease originations for investment	$3,633,911	$3,271,911	$2,297,976	$1,054,624	$732,826
Loan originations for sale	$1,363,025	$1,048,982	$741,494	$1,085,941	$664,622
Loan and lease purchases	$140,493	$2,452	$95	$1,541	$—
Return on average assets	1.75%	1.61%	1.59%	1.46%	1.35%
Return on average common stockholders’ equity	19.43%	18.34%	17.89%	17.57%	16.95%
Interest rate spread[2]	3.70%	3.79%	3.81%	3.66%	3.55%
Net interest margin[3]	3.91%	3.92%	3.95%	3.79%	3.70%
Efficiency ratio[4]	34.44%	33.75%	37.56%	41.43%	39.72%

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Capital Ratios:
Equity to assets at end of period	8.99%	9.16%	8.42%	8.68%	8.66%
BofI Holding, Inc:
Tier 1 leverage (core) capital to adjusted average assets	9.12%	9.59%	N/A	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	14.42%	14.98%	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	14.53%	15.12%	N/A	N/A	N/A
Total capital (to risk-weighted assets)	16.36%	15.91%	N/A	N/A	N/A
BofI Federal Bank:
Tier 1 leverage (core) capital to adjusted average assets	8.78%	9.25%	N/A	N/A	N/A
Tier 1 leverage (core) capital to adjusted tangible assets[5]	N/A	N/A	8.66%	8.63%	8.62%
Common equity tier 1 capital (to risk-weighted assets)	14.00%	14.58%	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	14.00%	14.58%	14.42%	14.52%	13.69%
Total capital (to risk-weighted assets)	14.75%	15.38%	15.11%	15.28%	14.32%
Asset Quality Ratios:
Net charge-offs to average loans and leases[6]	(0.01)%	0.03%	0.04%	0.14%	0.35%
Non-performing loans and leases to total loans and leases	0.50%	0.62%	0.57%	0.80%	0.98%
Non-performing assets to total assets	0.42%	0.55%	0.46%	0.66%	0.77%
Allowance for loan and lease losses to total loans and leases held for investment at end of period	0.56%	0.57%	0.51%	0.62%	0.55%
Allowance for loan and lease losses to non-performing loans and leases	112.45%	91.88%	90.13%	77.48%	56.28%
1 Share and per share amounts have been retroactively restated for all prior periods presented to reflect the four-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015
2 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
3 Net interest margin represents net interest income as a percentage of average interest-earning assets.
4 Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.
5 Reflects regulatory capital ratios of BofI Federal Bank. Effective January 1, 2015, the Bank’s capital requirements changed the tier 1 leverage ratio from using end of period adjusted tangible assets to using adjusted average assets for the quarter and added a common equity tier 1 capital ratio.
6 Net charge-offs do not include any amounts transferred to loans held for sale.
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

OVERVIEW
BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with over $7.6 billion in assets that provides innovative banking and lending products and services to customers nationwide through scalable low cost distribution channels and affinity partners. The Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index, the S&P SmallCap 600® Index and the KBW NASDAQ Financial Technology Index.

Net income for the fiscal year ended June 30, 2016 was $119.3 million compared to $82.7 million and $56.0 million for the fiscal years ended June 30, 2015 and 2014, respectively. Net income attributable to common stockholders for the fiscal year ended June 30, 2016 was $119.0 million, or $1.85 per diluted share compared to $82.4 million, or $1.34 per diluted share and $55.6 million, or $0.96 per diluted share for the years ended June 30, 2015 and 2014, respectively. Growth in our interest earning assets, particularly the loan and lease portfolio, was the primary driver of the increase in our net income from fiscal 2014 to fiscal 2016. Net interest income increased $62.1 million for the year ended June 30, 2016 compared to the year ended June 30, 2015.
We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings (“adjusted earnings”), a non-GAAP financial measure, which we believe provides useful information about the Bank’s operating performance. Adjusted earnings, previously referred to as “core earnings,” for the fiscal years ended 2016, 2015, and 2014 were $118.9 million, $82.9 million, and $56.9 million, respectively.
Below is a reconciliation of net income to adjusted earnings:

	For the Fiscal Years Ended June 30,
(Dollars in thousands)	2016	2015	2014
Net Income	$119,291	$82,682	$55,956
Realized securities losses (gains)	(1,427)	(587)	(208)
FHLB one-time dividend	—	(1,662)	—
Unrealized securities losses	813	2,599	1,848
Tax provision	257	(145)	(666)
Adjusted earnings	$118,934	$82,887	$56,930
Net interest income for the year ended June 30, 2016 was $261.0 million compared to $198.9 million and $137.1 million for the years ended June 30, 2015 and 2014, respectively. The growth of net interest income from fiscal years 2014 through 2016 is primarily due to net loan and lease portfolio growth.
Provision for loan and lease losses for the year ended June 30, 2016 was $9.7 million, compared to $11.2 million and $5.4 million for the years ended June 30, 2015 and 2014, respectively. The decrease of $1.5 million for fiscal year 2016 is the result of changes in the loan and lease mix of the portfolio.
Non-interest income was $66.3 million compared to non-interest income of $30.6 million for the fiscal years ended June 30, 2016, 2015 and 2014. The increase from fiscal year 2015 to fiscal year 2016 was primarily the result of an increase of $29.3 million in banking service fees due primarily to H&R Block-branded products and service fee income and a $9.7 million increase in gain on sale-other primarily from sales of structured settlements. Mortgage banking income was $11.1 million compared to $15.3 million and $10.2 million for the years ended June 30, 2016, 2015 and 2014. The decrease was primarily due to a decreased gain on sale of Agency mortgage originations.
Non-interest expense for the fiscal year ended June 30, 2016 was $112.8 million compared to $77.5 million and $59.9 million for the years ended June 30, 2015 and 2014 respectively. The increase was primarily due to an increase in the Bank’s staffing for lending, information technology and regulatory compliance. Our staffing rose to 647 full-time equivalents compared to 467 and 312 at June 30, 2016, 2015 and 2014, respectively.
Total assets were $7,601.4 million at June 30, 2016 compared to $5,823.7 million at June 30, 2015. Assets grew $1,777.6 million or 30.5% during the last fiscal year, primarily due to an increase in the origination of single family mortgage loans and C&I loans. These loans were funded primarily with growth in deposits.
Our future performance will depend on many factors: changes in interest rates, competition for deposits and quality loans, the credit performance of our assets, regulatory actions, strategic transactions, and our ability to improve operating efficiencies. See “Item 1A. Risk Factors.”
MERGERS AND ACQUISITIONS

From time to time we undertake acquisitions or similar transactions consistent with the Bank’s operating and growth strategies. During the fiscal years ended June 30, 2015 and June 30, 2016, there were three transactions, which are discussed below.
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
The H&R Block-branded financial services products introduce seasonality into the unaudited condensed consolidated quarterly income statements through the banking and service fees category of non-interest income and the other general and administrative category of non-interest expense, with the peak income and expense in these categories typically occurring during our third fiscal quarter ended March 31.
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
Securities. Currently, we classify securities as either trading, available-for-sale or held-to-maturity. Trading securities are those securities for which we have elected fair value accounting. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair values by utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities. For securities other than non-agency RMBS, we use observable market participant inputs and categorize these securities as Level II in determining fair value. For non-agency RMBS securities, we use a level III fair value model approach. To determine the performance of the underlying mortgage loan pools, we consider where appropriate borrower prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. We input for each security our projections of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate as well as the forecasted increase or decrease in the national home price appreciation (HPA) index. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted decrease or increase in the HPA index. To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, we separate the securities by the borrower characteristics in the underlying pool. For example, non-agency RMBS “Prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). Separate discount rates are calculated for Prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity.
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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level estimated to provide for probable incurred losses in the loan and lease portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and leases and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan and lease losses, which is reduced by charge-offs and recoveries of loans previously charged-off. Allocations of the allowance may be made for specific loans but the entire allowance is available for any loan that, in management’s judgment, may be uncollectible or impaired.
The allowance for loan and lease loss includes specific and general reserves. Specific reserves are provided for impaired loans. All other impaired loans are written down through charge-offs to their realizable value and no specific or general reserve is provided. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrowers ability to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.
A general reserve is included in the allowance for loan and lease loss and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates and applies the average historic rates to the outstanding loan balances in each loan class. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors. The following portfolio segments have been identified: single family secured mortgage, home equity secured mortgage, single family warehouse and other, multifamily secured mortgage, commercial real estate mortgage, recreational vehicles and auto secured, factoring, C&I and other.

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

	For the Fiscal Years Ended June 30,
	2016			2015			2014
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans and leases[2,3]	$5,680,003	$291,058	5.12%	$4,388,336	$220,486	5.02%	$2,850,600	$147,664	5.18%
Interest-earning deposits in other financial institutions	498,483	2,070	0.42%	204,176	511	0.25%	107,534	275	0.26%
Mortgage-backed and other investment securities	442,070	18,910	4.28%	432,948	18,165	4.20%	480,940	22,566	4.69%
Stock of the FHLB, at cost	62,255	5,669	9.11%	46,819	5,202	11.11%	32,115	2,373	7.39%
Total interest-earning assets	6,682,811	317,707	4.75%	5,072,279	244,364	4.82%	3,471,189	172,878	4.98%
Non-interest-earning assets	140,066			68,039			58,953
Total assets	$6,822,877			$5,140,318			$3,530,142
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,649,423	$24,611	0.67%	$2,862,295	$20,709	0.72%	$1,522,884	$10,723	0.70%
Time deposits	852,590	18,056	2.12%	790,661	14,024	1.77%	876,621	14,094	1.61%
Securities sold under agreements to repurchase	35,000	1,555	4.44%	36,562	1,633	4.47%	85,726	3,840	4.48%
Advances from the FHLB	855,029	11,175	1.31%	700,805	8,910	1.27%	576,307	6,981	1.21%
Subordinated notes and debentures and other	22,025	1,299	5.90%	5,155	143	2.77%	5,155	143	2.77%
Total interest-bearing liabilities	5,414,067	56,696	1.05%	4,395,478	45,419	1.03%	3,066,693	35,781	1.17%
Non-interest-bearing demand deposits	739,764			255,321			123,859
Other non-interest-bearing liabilities	51,672			35,219			23,549
Stockholders’ equity	617,374			454,300			316,041
Total liabilities and stockholders’ equity	$6,822,877			$5,140,318			$3,530,142
Net interest income		$261,011			$198,945			$137,097
Interest rate spread[4]			3.70%			3.79%			3.81%
Net interest margin[5]			3.91%			3.92%			3.95%
1 Average balances are obtained from daily data.
2 Loans and leases include loans held for sale, loan and lease premiums, discounts and unearned fees.
3 Interest income includes reductions for amortization of loan and lease and investment securities premiums and earnings from accretion of discounts and loan and lease fees. Loan and lease fee income is not significant. Also includes $31.0 million as of June 30, 2016, $31.4 million as of June 30, 2015 and $32.1 million as of June 30, 2014 of loans that qualify for Community Reinvestment Act credit which are taxed at a reduced rate.
4 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
5 Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our interest earning assets and is subject to competitive factors in the branchless banking market. Our net interest income is reduced by our estimate of loss provisions for our loan and lease portfolio. We also earn non-interest income primarily from mortgage banking activities, banking products and service activity, prepaid card fee income, prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of other loans and investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 467 full time employees at June 30, 2015 to 647 full-time equivalent employees at June 30, 2016. We are subject to federal and state income taxes, and our effective tax rates were 41.78%, 41.30% and 40.64% for the fiscal years ended June 30, 2016, 2015, and 2014, respectively. Other factors that affect our results of operations include expenses relating to professional services, occupancy, data processing, advertising and other miscellaneous expenses.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2016 AND JUNE 30, 2015
Net Interest Income. Net interest income totaled $261.0 million for the fiscal year ended June 30, 2016 compared to $198.9 million for the fiscal year ended June 30, 2015. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume):

	Fiscal Year Ended June 30, 2016 vs 2015
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$64,842	$4,388	$1,342	$70,572
Interest-earning deposits in other financial institutions	736	347	476	1,559
Mortgage-backed and other investment securities	383	346	16	745
Stock of the FHLB, at cost	1,715	(936)	(312)	467
Total increase (decrease) in interest income	$67,676	$4,145	$1,522	$73,343
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$5,667	$(1,431)	$(334)	$3,902
Time deposits	1,096	2,767	169	4,032
Securities sold under agreements to repurchase	(70)	(11)	3	(78)
Advances from the FHLB	1,959	280	26	2,265
Other borrowings	467	161	528	1,156
Total increase (decrease) in interest expense	$9,119	$1,766	$392	$11,277
Interest Income. Interest income for the fiscal year ended June 30, 2016 totaled $317.7 million, an increase of $73.3 million, or 30.0%, compared to $244.4 million in interest income for the fiscal year ended June 30, 2015 primarily due to growth of interest-earning assets. Average interest-earning assets for the fiscal year ended June 30, 2016 increased by $1,610.5 million compared to the fiscal year ended June 30, 2015 primarily due to loan and lease originations for investment which increased $362.0 million during the year ended June 30, 2016 compared to 2015 and increased yields on loans and leases, which increased 10 basis points to 5.12% for the fiscal year ended June 30, 2016, primarily in the single family, commercial & industrial and H&R Block-branded loan products. For the fiscal year ended June 30, 2016, the growth in average balances contributed additional interest income of $67.7 million, which was supplemented by a $4.1 million increase in interest income due to the increase in average rate. The average yield earned on our interest-earning assets decreased to 4.75% for the fiscal year ended June 30, 2016, down from 4.82% for the same period in 2015 primarily due to the decrease in rate from the stock of the FHLB, which realized a one-time $1.7 million dividend during fiscal 2015.

Interest Expense. Interest expense totaled $56.7 million for the fiscal year ended June 30, 2016, an increase of $11.3 million, or 24.8% compared to $45.4 million in interest expense during the fiscal year ended June 30, 2015. The average rate paid on all of our interest-bearing liabilities increased to 1.05% for the fiscal year ended June 30, 2016 from 1.03% for the fiscal year ended June 30, 2015, due primarily to increased volumes of deposits and advances from the FHLB as well as an increased rate on time deposits. Average interest-bearing liabilities for the fiscal year ended June 30, 2016 increased $1,018.6 million compared to fiscal 2015. The average interest-bearing balances of demand and savings increased $787.1 million and the average interest-bearing balances of advances from the FHLB increased $154.2 million. The average rate on time deposits increased to 2.12% for the fiscal year ended June 30, 2016 from 1.77% for the fiscal year ended June 30, 2015, due to issuance of longer term time deposits. The average non-interest-bearing demand deposits were $739.8 million for the fiscal year ended June 30, 2016, representing an increase of $484.4 million. The increase is due to the fact that 2016 is the first year of the PMA where H&R Block customers can choose to put their tax refunds on our prepaid cards, which the Bank holds in a non-interest bearing account.
Provision for Loan and Lease Losses. Provision for loan and lease losses was $9.7 million for the fiscal year ended June 30, 2016 and $11.2 million for fiscal 2015. The provisions are made to maintain our allowance for loan and lease losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.
See “Asset Quality and Allowance for Loan and lease Loss” for discussion of our allowance for loan and lease loss and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2016	2015
Realized gain on securities:
Sale of mortgage-backed securities	$1,427	$587
Total realized gain on securities	1,427	587
Unrealized loss on securities:
Total impairment losses	(3,472)	(6,805)
(Gain) loss recognized in other comprehensive loss	2,907	4,440
Net impairment loss recognized in earnings	(565)	(2,365)
Fair value (gain) loss on trading securities	(248)	(234)
Total unrealized loss on securities	(813)	(2,599)
Prepayment penalty fee income	2,914	4,695
Gain on sale – other	15,540	5,793
Mortgage banking income	11,076	15,264
Banking service fees and other income	36,196	6,850
Total non-interest income	$66,340	$30,590
Non-interest income totaled $66.3 million for the fiscal year ended June 30, 2016 compared to non-interest income of $30.6 million for fiscal 2015. The increase was primarily the result of an increase of $29.3 million in banking service fees due to H&R Block-branded products and service fee income, a $9.7 million increase in gain on sale-other primarily from sales of structured settlements and a decrease in unrealized loss on securities of $1.8 million partially offset by a decrease in mortgage banking income of $4.2 million, primarily due to a decreased gain on sale of Agency mortgage originations and a decrease in prepayment penalty fee income of $1.8 million. Banking service fees and other income includes H&R Block-branded product fees, deposit fees and certain C&I loan fees as well as fee income from prepaid card sponsors.
Included in gain on sale – other are sales of structured settlement annuity and state lottery receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale.

Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2016	2015
Salaries and related costs	$66,667	$43,819
Professional services	4,700	4,122
Occupancy and equipment	4,326	3,091
Data processing and internet	10,348	6,632
Advertising and promotional	6,867	6,060
Depreciation and amortization	4,795	3,273
Real estate owned and repossessed vehicles	(46)	(120)
FDIC and regulator fees	4,632	3,434
Other general and administrative	10,467	7,167
Total non-interest expense	$112,756	$77,478
Non-interest expense totaled $112.8 million for the fiscal year ended June 30, 2016, an increase of $35.3 million compared to fiscal 2015. Salaries and related costs increased $22.8 million, or 52.1%, in fiscal 2016 due to increased staffing levels to support growth in the Bank’s staffing for lending, information technology and regulatory compliance. Our staff increased to 647 from 467 or 38.5% between fiscal 2016 and 2015.
Professional services, which include accounting and legal fees, increased $0.6 million in fiscal 2016 compared to 2015. The increase in professional services was primarily due to increased legal expenses, partially offset by increased insurance reimbursements.
Advertising and promotion expense increased $0.8 million, primarily due to additional lead generation costs and increased deposit marketing.
Data processing and internet expense increased $3.7 million, primarily due to growth in the number of customer accounts and enhancements to the Bank’s core processing system.
Occupancy and equipment expense increased $1.2 million, in order to support increased production and office space for additional employees.
FDIC and regulator fees increased by $1.2 million in fiscal 2016 compared to fiscal 2015, due to increased deposit balances. Other general and administrative costs increased $3.3 million in fiscal 2016 primarily related to contractual expenses tied to volumes of H&R Block-branded products.
Income Tax Expense. Income tax expense was $85.6 million for the fiscal year ended June 30, 2016 compared to $58.2 million for fiscal 2015. Our effective tax rates were 41.78% and 41.30% for the fiscal year ended June 30, 2016 and 2015, respectively. The changes in the tax rates are the result of changes in state tax allocations.

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

	Fiscal Year Ended June 30, 2015 vs 2014
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loan and Leases	$79,655	$(4,561)	$(2,272)	$72,822
Interest-earning deposits in other financial institutions	251	(11)	(4)	236
Mortgage-backed and other investment securities	(2,251)	(2,357)	207	(4,401)
Stock of the FHLB, at cost	1,087	1,195	547	2,829
Total increase/(decrease) in interest income	$78,742	$(5,734)	$(1,522)	$71,486
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$9,376	$305	$305	$9,986
Time deposits	(1,384)	1,403	(89)	(70)
Securities sold under agreements to repurchase	(2,203)	(9)	5	(2,207)
Advances from the FHLB	1,506	346	77	1,929
Total increase/(decrease) in interest expense	$7,295	$2,045	$298	$9,638
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
See “Asset Quality and Allowance for Loan and Lease Loss” for discussion of our allowance for loan loss and the related loss provisions.

Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2015	2014
Realized gain on securities:
Sale of mortgage-backed securities	$587	$208
Total realized gain on securities	587	208
Unrealized loss on securities:
Total impairment losses	(6,805)	(2,359)
Loss recognized in other comprehensive loss	4,440	(443)
Net impairment loss recognized in earnings	(2,365)	(2,802)
Fair value gain (loss) on trading securities	(234)	954
Total unrealized loss on securities	(2,599)	(1,848)
Prepayment penalty fee income	4,695	2,687
Gain on sale-other	5,793	6,658
Mortgage banking income	15,264	10,170
Banking service fees and other income	6,850	4,580
Total non-interest income	$30,590	$22,455
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
Non-interest Expense. The following table sets forth information regarding our non-interest expense:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2015	2014
Salaries and related costs	$43,819	$32,240
Professional services	4,122	5,421
Occupancy and equipment	3,091	2,324
Data processing and internet	6,632	5,373
Advertising and promotional	6,060	3,724
Depreciation and amortization	3,273	2,874
Real estate owned and repossessed vehicles	(120)	(149)
FDIC and regulator fees	3,434	2,343
Other general and administrative	7,167	5,783
Total non-interest expense	$77,478	$59,933
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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2016 AND JUNE 30, 2015
Our total assets increased $1,777.6 million, or 30.5%, to $7,601.4 million, as of June 30, 2016, up from $5,823.7 million at June 30, 2015. The loan and lease portfolio increased a net $1,426.1 million on a net basis, primarily from portfolio loan and lease originations and purchases of $3,774.4 million less principal repayments and other adjustments of $2,348.3 million. Loans held for sale decreased $48.9 million from June 30, 2015 to June 30, 2016. Investment securities increased $75.5 million primarily due to purchases. Total liabilities increased by $1,627.6 million or 30.8%, to $6,917.8 million at June 30, 2016, up from $5,290.2 million at June 30, 2015. The increase in total liabilities resulted primarily from growth in deposits of $1,592.1 million.
Stockholders’ equity increased by $150.1 million, or 28.1%, to $683.6 million at June 30, 2016, up from $533.5 million at June 30, 2015. The increase was the result of $119.3 million in net income for the fiscal year, sale of common stock of $21.1 million net of commissions and fees, vesting and issuance of RSUs and exercise of stock options of $7.9 million and $2.1 million unrealized gain in other comprehensive income less $0.3 million in dividends declared on preferred stock.

ASSET QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSS

Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following:

	At June 30,
(Dollars in thousands)	2016	2015	2014	2013	2012
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$28,400	$22,842	$12,396	$11,353	$10,099
Home equity	33	9	168	37	102
Multifamily real estate secured	2,218	5,399	4,302	2,882	5,757
Commercial real estate secured	254	2,128	2,985	3,559	425
Total non-accrual loans secured by real estate	30,905	30,378	19,851	17,831	16,383
Auto and recreational vehicle secured	278	453	534	472	739
Other	676	—	—	—	—
Total non-performing loans	31,859	30,831	20,385	18,303	17,122
Foreclosed real estate	207	1,225	—	1,865	457
Repossessed vehicles	45	15	75	141	700
Total non-performing assets	$32,111	$32,071	$20,460	$20,309	$18,279
Total non-performing loans and leases as a percentage of total loans and leases	0.50%	0.62%	0.57%	0.80%	0.98%
Total non-performing assets as a percentage of total assets	0.42%	0.55%	0.46%	0.66%	0.77%
Our non-performing assets remained static at $32.1 million at June 30, 2016 compared to $32.1 million at June 30, 2015. The absence of net change in non-performing assets during the fiscal year ended June 30, 2016 was comprised of an increase in non-performing loans of $1.0 million offset by a decrease in foreclosed real estate of $1.0 million. The non-performing assets as a percentage of total assets decreased to 0.42% at June 30, 2016 from 0.55% at June 30, 2015. The increase in non-performing assets during the fiscal year ended June 30, 2015 compared to June 30, 2014 was comprised of an increase in non-performing loans of $10.4 million accompanied by an increase in foreclosed real estate of $1.2 million.
Approximately 9.63% of our non-performing loans at June 30, 2016 were considered TDRs, compared to 16.08% at June 30, 2015. Borrowers making timely payments after a troubled debt restructuring are considered non-performing for at least six months. Generally, after six months of timely payments, troubled debt restructured loans are reclassified from the non-performing loan category to performing and any previously deferred interest income is recognized. Approximately 89.14% of the Bank’s non-performing loans are single family first mortgages already written down in aggregate to 53.19% of the original appraisal value of the underlying properties.
At June 30, 2016, our $28.4 million in single family non-performing loans represents 41 loans in 20 states ranging in amount from $25,000 to $6.3 million. At June 30, 2015, our $22.8 million in single family non-performing loans represents 37 loans in 15 states ranging in amount from $33,000 to $6.3 million. The Bank has already taken impairment charge-offs of $2.2 million on the non-performing single family loans at June 30, 2016. Our $2.2 million in multifamily non-performing loans represents five loans in four states at June 30, 2016, with impairment charge-offs taken in the amount of $0.5 million. At June 30, 2015 the $5.4 million of non-performing multifamily loans represented seven loans in six states, with impairment charge-offs taken in the amount of $0.5 million. At June 30, 2016, our $0.3 million in commercial non-performing loans represents one loan in one state with impairment charge-offs taken in the amount of $0.3 million. At June 30, 2015, our $2.1 million in commercial non-performing loans represented three loans in three states with impairment charge-offs taken in the amount of $1.4 million.
The $278,000 in non-performing automobile and recreational vehicle (“RV”) loans represents 24 loans ranging in amount from $48 to $45,000 at June 30, 2016. The $453,000 in non-performing automobile and RV loans represented 39 loans ranging in amount from $47 to $92,000 at June 30, 2015. Foreclosed real estate of $0.2 million at June 30, 2016 represents one multifamily property. Foreclosed real estate of $1.2 million at June 30, 2015 represented one single family home and one multifamily property. All foreclosed real estate is measured at the lower of carrying value or fair value less costs to sell. Repossessed vehicles of $45,000 includes five RVs with fair values ranging in amount from $4,000 to $18,000 at June 30, 2016, compared to $15,000 at June 30, 2015, which includes four RVs with fair values ranging in amount from $500 to $7,000. Impaired loans are generally adjusted through charge-offs against the allowance for loan losses.
The $676,000 in non-performing other loans represents 17 loans ranging in amount from $8,000 to $168,000 at June 30, 2016.

We have experienced growth in our non-performing single family mortgage loans over the last five years; however, we believe that the write-downs taken as of June 30, 2016 on these non-performing loans and the low average LTVs on the balance of our single family mortgage real estate loans in our portfolio make our future risk of loss better than other banks with significant exposure to real estate loans. If average nationwide residential housing values decline or if nationwide unemployment increases, we are likely to experience growth in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.
Allowance for Loan and Lease Losses. We maintain an allowance for loan and lease losses in an amount that we believe is sufficient to provide adequate protection against probable incurred losses in our loan and lease portfolio. We evaluate quarterly the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, risk characteristics of the various categories of loans and other pertinent factors. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan losses, which is charged against current period operating results. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible and increased by recoveries of loans previously charged off.
The allowance for loan and lease losses includes specific and general reserves. Specific reserves are provided for impaired loans considered TDRs. All other impaired loans are written down through charge-offs to their realizable value and no specific or general reserve is provided. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.
A general reserve is included in the allowance for loan and lease losses and is determined by adding the results of a quantitative and a qualitative analysis to all other loans not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates and applies the average historic rates to the outstanding loan balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan review system, changes in the underlying collateral of the loans, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans affected by the qualitative factors.
The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a range of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, change in volume and mix of loans, collateral values and charge-off history.
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
The allowance for loan losses for the RV and auto loan portfolio at June 30, 2016 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $73,398 (dollars in thousands) of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $26,367; 715 – 769: $26,731; 700 – 714: $8,404; 660 – 699: $9,887 and less than 660: $2,009.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value (“LTV”) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2016, the LTV groupings for each significant mortgage class were as follows (dollars in thousands):
The Company had $3,649,910 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,934,078; 61% – 70%: $1,364,246; 71% – 80%: $351,384; and greater than 80%: $202.
The Company had $1,370,998 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $626,504; 56% – 65%: $439,626; 66% – 75%: $290,844; 76% – 80%: $14,024 and greater than 80%: $0. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company.

Based on historical performance, the Company concluded that multifamily loans originated by the Bank require lower estimated loss rates than multifamily loans purchased. In fiscal years 2002 through 2004 the Company originated $137 million of primarily 30-year multifamily mortgage loans using the same basic underwriting criteria and accounting for 20%, 25% and 19% of the total average balance of the loan portfolio for fiscal year 2004, 2003 and 2002, respectively. The Company intentionally slowed its multifamily and single family origination volume in 2005 through 2009 based upon the overall loosening of credit standards by competitors and the economic downturn. Since 2009, the economy has stabilized and competitive underwriting standards have strengthened allowing the Company to resume its originations. Since 2011, our weighted average of multifamily loans is equal to 27.4% of the total loan portfolio. For these reasons, the Company believes that its historical underwriting experience originating multifamily loans allows the Company to use its historical loss rate as a reasonable indicator of risk. The historic loss or quantitative component of the Company’s general loan loss allowance is supplemented with a qualitative factor including a volume-based adjustment. At June 30, 2016 and June 30, 2015, all of the qualitative components of the general loan loss allowance for multifamily loans accounted for 97% and 74% of the total multifamily allowance, respectively.
The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Credit Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2016, the Company had $838.2 million of interest only loans and $3.0 million of option ARM mortgage loans. Through June 30, 2016, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
The Company had $121,492 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $47,699; 51% – 60%: $28,929; 61% – 70%: $40,593; 71% – 80%: $4,271 and greater than 80%: $0.
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
We believe the weighted average LTV percentage at June 30, 2016 of 57.24% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and is expected to continue to result in the future, in lower average mortgage loan charge-offs when compared to the real estate loan portfolios of other comparable banks.

The following table sets forth the changes in our allowance for loan and lease losses, by portfolio class for the dates indicated:

	Single Family Real Estate Secured:
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and Other	Multi-family Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2011	$2,277	$158	$7	$2,326	$167	$2,441	$32	$10	$1	$7,419	0.56%
Provision for loan and lease losses	3,775	409	101	1,871	325	1,432	54	92	4	8,063
Charge-offs	(2,028)	(375)	—	(1,469)	(94)	(1,714)	—	—	(2)	(5,682)
Transfers to held for sale	(43)	—	—	(170)	—	—	—	—	—	(213)
Recoveries	49	—	—	—	—	—	—	—	—	49
Balance at June 30, 2012	4,030	192	108	2,558	398	2,159	86	102	3	9,636	0.55%
Provision for loan losses	1,469	229	1,142	858	1,958	131	115	1,521	127	7,550
Charge-offs	(730)	(257)	—	(420)	(1,496)	(867)	—	—	(137)	(3,907)
Recoveries	43	19	—	190	518	113	—	—	20	903
Balance at June 30, 2013	4,812	183	1,250	3,186	1,378	1,536	201	1,623	13	14,182	0.62%
Provision for loan and lease losses	3,214	3	9	708	12	(142)	78	1,425	43	5,350
Charge-offs	(125)	(98)	—	(359)	(355)	(620)	—	—	(34)	(1,591)
Recoveries	58	46	—	250	—	38	—	—	40	432
Balance at June 30, 2014	7,959	134	1,259	3,785	1,035	812	279	3,048	62	18,373	0.51%
Provision for loan and lease losses	6,305	(1)	620	922	224	288	13	2,834	(5)	11,200
Charge-offs	(747)	(43)	—	(344)	(156)	(271)	—	—	—	(1,561)
Recoveries	147	32	—	—	—	124	—	—	12	315
Balance at June 30, 2015	13,664	122	1,879	4,363	1,103	953	292	5,882	69	28,327	0.57%
Provision for loan and lease losses	5,040	(134)	806	(311)	(1,056)	854	(47)	1,748	2,800	9,700
Charge-offs	(205)	(3)	—	(114)	(147)	(339)	—	—	—	(808)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,727)	(2,727)
Recoveries	167	38	—	—	982	147	—	—	—	1,334
Balance at June 30, 2016	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826	0.56%
At June 30, 2016, the entire allowance for loan losses for each portfolio class was calculated as a contingent impairment (ASC 450, Contingencies for Gain and Loss). When specific loan impairment analysis is performed under ASC 310-10, the impairment is either recorded as a charge-off to the loan loss allowance or, if such loan is a TDR, the impairment is recorded as a specific loan loss allowance.

The following table sets forth our allowance for loan losses by portfolio class:

	At June 30,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
Single family real estate secured:
Mortgage	$18,666	57.5%	$13,664	59.6%	$7,959	53.4%	$4,812	46.5%	$4,030	46.5%
Home equity	23	—%	122	0.1%	134	0.4%	183	1.0%	192	1.7%
Warehouse & Other	2,685	8.4%	1,879	7.7%	1,259	10.3%	1,250	8.9%	108	3.5%
Multifamily real estate secured	3,938	21.5%	4,363	23.7%	3,785	27.2%	3,186	33.4%	2,558	39.5%
Commercial real estate secured	882	1.9%	1,103	1.2%	1,035	0.7%	1,378	1.3%	398	2.0%
Auto & RV secured	1,615	1.2%	953	0.3%	812	0.4%	1,536	0.8%	2,159	1.4%
Factoring	245	1.5%	292	2.4%	279	3.3%	201	4.7%	86	2.8%
Commercial & Industrial	7,630	8.0%	5,882	5.0%	3,048	4.2%	1,623	3.4%	102	2.6%
Other	142	—%	69	—%	62	0.1%	13	—%	3	—%
Total	$35,826	100.0%	$28,327	100.0%	$18,373	100.0%	$14,182	100.0%	$9,636	100.0%
The Company’s allowance for loan and lease losses increased $7.5 million or 26.5% from June 30, 2015 to June 30, 2016. As a percentage of the outstanding loan balance the Company’s loan and lease loss allowance was 0.56% at June 30, 2016 and 0.57% at June 30, 2015. Provisions for loan loss were $9.7 million for fiscal 2016 and $11.2 million for fiscal 2015. The Company’s loan and lease loss provisions for fiscal 2016 compared to 2015 decreased by $1.5 million due to a change in the loan and lease mix.
Charge-offs, net of recoveries, for fiscal 2016 decreased $0.6 million, decreased $0.2 million and decreased $1.0 million for single family mortgage, multifamily and commercial real estate secured loans, respectively. Charge-offs, net of recoveries, for the Auto & RV portfolio increased $45,000 for fiscal 2016. For fiscal 2015 charge-offs, net of recoveries, increased $0.5 million, increased $0.2 million and decreased $0.2 million for single family mortgage, multifamily and commercial real estate secured loans, respectively. Charge-offs, net of recoveries, attributed to the Auto & RV portfolio decreased $0.4 million, for fiscal 2015.
Between June 30, 2015 and 2016, the Bank’s total allowance for loan and lease losses as a proportion of the loan and lease portfolio decreased 1 basis point primarily due to a change in the loan and lease mix.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have two credit agreements. BofI Federal Bank can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2016, we had a total borrowing availability of approximately $1.3 billion and an additional $13.0 million available with additional collateral. The Bank can also borrow from the discount window at the FRB. FRB borrowings are collateralized by commercial loans, consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2016, we had a total borrowing capacity of approximately $42.2 million, all of which was available for use. At June 30, 2016, we also had $35.0 million in unsecured fed funds purchase lines with two major banks under which there were no borrowings outstanding.
In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.

On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 3.05% as of June 30, 2016, with interest paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.
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

In August 2014, we commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through January 31, 2015 are as follows (dollars in thousands, except per share data):

Distribution Agent	Month	Per Share Price and Number of Shares Sold		Net Proceeds	Compensation to Distribution Agent
Keefe, Bruyette & Woods, Inc.	August 2014	$19.68	177,668	$3,409	$87
Keefe, Bruyette & Woods, Inc.	September 2014	$18.65	947,200	$17,218	$441
Keefe, Bruyette & Woods, Inc.	October 2014	$17.56	200,000	$3,423	$88
Keefe, Bruyette & Woods, Inc.	November 2014	$19.58	520,000	$9,924	$254
Keefe, Bruyette & Woods, Inc.	December 2014	$19.69	267,200	$5,130	$132
Keefe, Bruyette & Woods, Inc.	January 2015	$20.35	$486,280	$9,646	$248
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
Off-Balance Sheet Commitments. At June 30, 2016, we had commitments to originate loans with an aggregate outstanding principal balance of $337.5 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $136.4 million, and no commitments to purchase loans, investment securities or any other unused lines of credit.
Contractual Obligations. The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of June 30, 2016 totaled $497.8 million. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents our contractual obligations for long-term debt, time deposits, and operating leases by payment date:

	At June 30, 2016
	Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1,2]	$893,222	$351,951	$220,535	$135,308	$185,428
Time deposits[2]	1,166,559	515,900	76,127	100,043	474,489
Operating lease obligations[3]	20,428	4,088	8,913	5,489	1,938
Total	$2,080,209	$871,939	$305,575	$240,840	$661,855
1 Long-term debt includes advances from the FHLB, borrowings under repurchase agreements and Subordinated notes and debentures.
2 Amounts include principal and interest due to recipient.
3 Payments are for the lease of real property.

Capital Requirements. Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for June 30, 2016, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2016, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2016 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank’s and Company’s capital amounts, capital ratios and requirements were as follows:

	BofI Holding, Inc.		BofI Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Regulatory Capital:
Tier 1	$690,893	$542,924	$664,427	$522,891
Common equity tier 1	$685,830	$537,861	$664,427	$522,891
Total capital (to risk-weighted assets)	$777,834	$571,251	$700,368	$551,218

Assets:
Average adjusted	$7,575,526	$5,660,097	$7,566,865	$5,654,199
Total risk-weighted	$4,755,242	$3,591,432	$4,747,496	$3,585,149

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.12%	9.59%	8.78%	9.25%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	14.42%	14.98%	14.00%	14.58%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	14.53%	15.12%	14.00%	14.58%	8.00%	6.00%
Total capital (to risk-weighted assets)	16.36%	15.91%	14.75%	15.38%	10.00%	8.00%
Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2016, the Company and Bank are in compliance with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. If the capital conservation buffer were in effect at June 30, 2016, the Company and Bank would exceed the requirement.
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At June 30, 2016 the Bank is in compliance with this letter agreement.

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
Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate loans at June 30, 2016 had lifetime rate caps that were 503 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
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
The following table sets forth the interest rate sensitivity of our assets and liabilities:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2016
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$486,727	$—	$—	$—	$486,727
Mortgage-backed and other investment securities[1]	389,147	5,404	40,732	36,922	472,205
Stock of the FHLB, at cost	57,123	—	—	—	57,123
Loans, net of allowance for loan loss[2]	1,770,833	766,549	3,727,325	89,972	6,354,679
Loans held for sale	54,401	—	—	—	54,401
Total interest-earning assets	2,758,231	771,953	3,768,057	126,894	7,425,135
Non-interest-earning assets	—	—	—	—	176,219
Total assets	$2,758,231	$771,953	$3,768,057	$126,894	$7,601,354
Interest-bearing liabilities:
Interest-bearing deposits[3]	$2,218,019	$2,681,726	$121,749	$433,783	$5,455,277
Securities sold under agreements to repurchase[4]	—	15,000	20,000	—	35,000
Advances from the FHLB	312,000	10,000	297,500	107,500	727,000
Other borrowings	5,155	—	1,911	51,000	58,066
Total interest-bearing liabilities	2,535,174	2,706,726	441,160	592,283	6,275,343
Other non-interest-bearing liabilities	—	—	—	—	642,421
Stockholders’ equity	—	—	—	—	683,590
Total liabilities and equity	$2,535,174	$2,706,726	$441,160	$592,283	$7,601,354
Net interest rate sensitivity gap	$223,057	$(1,934,773)	$3,326,897	$(465,389)	$1,149,792
Cumulative gap	$223,057	$(1,711,716)	$1,615,181	$1,149,792	$1,149,792
Net interest rate sensitivity gap—as a % of interest-earning assets	3.00%	(26.06)%	44.81%	(6.27)%	15.49%
Cumulative gap—as a % of cumulative interest-earning assets	3.00%	(23.05)%	21.75%	15.49%	15.49%
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
Our net interest margin for the fiscal year ended June 30, 2016 decreased to 3.91% compared to 3.92% for the fiscal year ended June 30, 2015. During the fiscal year ended June 30, 2016, interest income earned on loans and on mortgage backed securities was influenced by the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by a Fed Funds rate that was maintained at a reduced level.

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2016
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$295,094	6.90%	$262,122	(0.20)%
Base	$276,051	—%	$262,656	—%
Down 200 basis points	$266,779	(3.36)%	$255,148	(2.86)%
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
The following table indicates the sensitivity of MVE to the interest rate movement as described above:

	As of June 30, 2016
(Dollars in thousands)	Market Value of Equity	Percentage Change from Base	MVE as a Percentage of Assets
Up 300 basis points	$778,062	2.64%	10.40%
Up 200 basis points	$802,458	5.86%	10.51%
Up 100 basis points	$798,698	5.36%	10.27%
Base	$758,030	—%	9.60%
Down 100 basis points	$652,860	(13.87)%	8.19%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following financial statements are filed as a part of this report beginning on page F – 1:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 version). Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2016 is effective.
BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2016, as stated in their report dated August 24, 2016.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
BofI Holding, Inc.
San Diego, California
We have audited BofI Holding, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BofI Holding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, BofI Holding, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BofI Holding, Inc. as of June 30, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016 and our report dated August 24, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Diego, California

August 24, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2016 (the “Proxy Statement”).

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 5, 2015	Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2015.
3.2	By-laws	Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.
4.1	Certificate of Designation-Series A – 6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
4.2	Subordinated Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on February 26, 2016.
4.3	First Supplemental Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on February 26, 2016.
4.4	Global Note to represent the 6.25% Subordinated Notes due February 28, 2026 of BofI Holding, Inc.	Exhibit 4.3 to the Current Report on Form 8-K filed on February 26, 2016.
4.5	Amendment No.1 dated March 24, 2016 to First Supplemental Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on March 24, 2016.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2*	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.5*	First Amended Employment Agreement, dated April 22, 2010, between Bank of Internet USA and Andrew J. Micheletti.	Exhibit 99.1 to the Current Report on Form 8-K filed on April 28, 2010.
10.6	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.7*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.

Exhibit Number	Description	Incorporated By Reference to
10.8	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.9	BofI Holding, Inc. 2014 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement on Schedule 14A, filed on September 8, 2014.
10.10*	Description of Amendment to Employment Letter between Eshel Bar-Adon and BofI Federal Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.11*	Description of Amendment to Employment Letter between Adriaan van Zyl and BofI Federal Bank	Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12.1*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibits 99.1 and 99.2 to the Current Report on Form 8-K filed on January 15, 2015.
10.15	Purchase and Assumption Agreement, dated April 10, 2014, by and among BofI Federal Bank, H&R Block Bank, and Block Financial LLC
Exhibits 10.1 (Purchase and Assumption Agreement), 10.2 (Form of Program Management Agreement), 10.3 (Form of Receivables Participation Agreement) and 10.4 (Form of Guaranty Agreement) to Form 8-K filed by H&R Block, Inc. on April 10, 2014. ***

10.15.1	Amended and Restated Purchase and Assumption Agreement, dated August 5, 2015, by and among BofI Federal Bank, H&R Block Bank, and Block Financial LLC	Exhibits 10.1 (Amended and Restated Purchase and Assumption Agreement), 10.2 (Revised Form of Program Management Agreement) to Form 8-K filed by H&R Block, Inc. on August 5, 2015. ***
10.15.2	Program Management Agreement, dated August 31, 2015, by and among BofI Federal Bank, H&R Block and Emerald Financial Services, LLC	Exhibit 10.1 to Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***
10.15.3	Emerald Advance Receivables Participation Agreement, dated August 31, 2015, by and among BofI Federal Bank, H&R Block, Emerald Financial Services, LLC and HRB Participant I, LLC	Exhibit 10.2 to Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***
10.15.4	Guaranty Agreement, dated August 31, 2015, by and among BofI Federal Bank and H&R Block	Exhibit 10.3 to Form 8-K filed by H&R Block, Inc. on September 1, 2015.
10.16*	Description of Amendment to Employment Letter between Thomas Constantine and BofI Federal Bank	Exhibit 10.16 to the Annual Report on Form 10-K filed on August 26, 2015.
21.1	Subsidiaries of the Company consist of BofI Federal Bank (federal charter) and BofI Trust I (Delaware charter)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.	Signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
**101.INS	XBRL Instance Document	Filed herewith.
**101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
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
***Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request copies of any omitted schedule. A list of the omitted schedules and exhibits is set forth on the final page of the exhibit, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date:	August 24, 2016	By:	/s/ Gregory Garrabrants
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of August 24, 2016 in the capacities indicated:

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
San Diego, California
We have audited the accompanying consolidated balance sheets of BofI Holding, Inc. as of June 30, 2016 and 2015 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BofI Holding, Inc. at June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BofI Holding, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 24, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Diego, California

August 24, 2016

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par and stated value)	2016	2015
ASSETS
Cash and due from banks	$486,627	$222,774
Federal funds sold	100	100
Total cash and cash equivalents	486,727	222,874
Securities:
Trading	7,584	7,832
Available for sale	265,447	163,361
Held to maturity—fair value of $202,677 at June 2016 and $228,323 at June 2015	199,174	225,555
Stock of the Federal Home Loan Bank, at cost	57,123	66,270
Loans held for sale, carried at fair value	20,871	25,430
Loans held for sale, carried at lower of cost or fair value	33,530	77,891
Loans and leases—net of allowance for loan and lease losses of $35,826 as of June 2016 and $28,327 as of June 2015	6,354,679	4,928,618
Accrued interest receivable	26,201	20,268
Furniture, equipment and software—net	13,995	8,551
Deferred income tax	39,171	32,955
Cash surrender value of life insurance	5,990	5,806
Mortgage servicing rights, carried at fair value	3,943	2,098
Other real estate owned and repossessed vehicles	252	1,240
Other assets	86,667	34,970
TOTAL ASSETS	$7,601,354	$5,823,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$588,774	$309,339
Interest bearing	5,455,277	4,142,578
Total deposits	6,044,051	4,451,917
Securities sold under agreements to repurchase	35,000	35,000
Advances from the Federal Home Loan Bank	727,000	753,000
Subordinated notes and debentures and other	58,066	5,155
Accrued interest payable	1,667	1,266
Accounts payable and accrued liabilities and other liabilities	51,980	43,855
Total liabilities	6,917,764	5,290,193
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:[1]
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A— $10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of June 2016 and June 2015	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized, 64,513,494 shares issued and 63,219,392 shares outstanding as of June 2016, 63,145,364 shares issued and 62,075,004 shares outstanding as of June 2015	645	631
Additional paid-in capital	331,156	296,042
Accumulated other comprehensive income (loss) — net of tax	(7,304)	(9,399)
Retained earnings	384,815	265,833
Treasury stock, at cost; 1,294,102 shares as of June 2016 and 1,070,360 shares as of June 2015	(30,785)	(24,644)
Total stockholders’ equity	683,590	533,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,601,354	$5,823,719
1- Common stock amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands, except earnings per share)	2016	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$291,058	$220,486	$147,664
Investments	26,649	23,878	25,214
Total interest and dividend income	317,707	244,364	172,878
INTEREST EXPENSE:
Deposits	42,667	34,733	24,817
Advances from the Federal Home Loan Bank	11,175	8,910	6,981
Other borrowings	2,854	1,776	3,983
Total interest expense	56,696	45,419	35,781
Net interest income	261,011	198,945	137,097
Provision for loan and lease losses	9,700	11,200	5,350
Net interest income, after provision for loan and lease losses	251,311	187,745	131,747
NON-INTEREST INCOME:
Realized gain (loss) on sale of mortgage-backed securities	1,427	587	208
Other-than-temporary loss on securities:
Total impairment (losses)	(3,472)	(6,805)	(2,359)
(Gain) loss recognized in other comprehensive loss	2,907	4,440	(443)
Net impairment loss recognized in earnings	(565)	(2,365)	(2,802)
Fair value gain (loss) on trading securities	(248)	(234)	954
Total unrealized loss on securities	(813)	(2,599)	(1,848)
Prepayment penalty fee income	2,914	4,695	2,687
Gain on sale – other	15,540	5,793	6,658
Mortgage banking income	11,076	15,264	10,170
Banking service fees and other income	36,196	6,850	4,580
Total non-interest income	66,340	30,590	22,455
NON-INTEREST EXPENSE:
Salaries and related costs	66,667	43,819	32,240
Professional services	4,700	4,122	5,421
Occupancy and equipment	4,326	3,091	2,324
Data processing and internet	10,348	6,632	5,373
Advertising and promotional	6,867	6,060	3,724
Depreciation and amortization	4,795	3,273	2,874
Real estate owned and repossessed vehicles	(46)	(120)	(149)
FDIC and regulatory fees	4,632	3,434	2,343
Other general and administrative	10,467	7,167	5,783
Total non-interest expense	112,756	77,478	59,933
INCOME BEFORE INCOME TAXES	204,895	140,857	94,269
INCOME TAXES	85,604	58,175	38,313
NET INCOME	$119,291	$82,682	$55,956
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$118,982	$82,373	$55,647
COMPREHENSIVE INCOME	$121,386	$83,649	$56,390
Basic earnings per share[1]	$1.85	$1.35	$0.97
Diluted earnings per share[1]	$1.85	$1.34	$0.96
1- Common stock amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(Dollars in thousands)	2016	2015	2014
NET INCOME	$119,291	$82,682	$55,956
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(68), $132 and $36 for the years ended June 30, 2016, 2015 and 2014, respectively.	(94)	180	54
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $2,177, $832 and $253 for the years ended June 30, 2016, 2015 and 2014, respectively.	3,018	1,139	380
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $598, $235 and $0 for the years ended June 30, 2016, 2015 and 2014, respectively.	(829)	(352)	—
Other comprehensive income (loss)	2,095	967	434
Comprehensive income	$121,386	$83,649	$56,390
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital[1]	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued[1]	Treasury	Outstanding[1]	Amount[1]
Balance as of June 30, 2013	515	$5,063	55,838,204	(904,904)	54,933,300	$558	$155,885	$127,813	$(10,800)	$(10,257)	$268,262
Net income	—	—	—	—	—	—	—	55,956	—	—	55,956
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	434	—	434
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Issuance of common stock	—	—	2,241,204	—	2,241,204	22	41,561	—	—	—	41,583
Stock-based compensation expense	—	—	—	—	—	—	4,358	—	—	—	4,358
Restricted stock unit vesting and tax benefits	—	—	477,986	(67,018)	410,968	5	3,466	—	—	(4,855)	(1,384)
Stock option exercises and tax benefits	—	—	222,128	—	222,128	2	1,876	—	—	—	1,878
Balance as of June 30, 2014	515	$5,063	58,779,522	(971,922)	57,807,600	$587	$207,146	$183,460	$(10,366)	$(15,112)	$370,778
Net income	—	—	—	—	—	—	—	82,682	—	—	82,682
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	967	—	967
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Issuance of common stock	—	—	3,796,356	—	3,796,356	38	75,947	—	—	—	75,985
Stock-based compensation expense	—	—	—	—	—	—	6,648	—	—	—	6,648
Restricted stock unit vesting and tax benefits	—	—	350,947	(56,151)	294,796	4	2,426	—	—	(5,310)	(2,880)
Stock option exercises and tax benefits	—	—	218,539	(42,287)	176,252	2	3,875	—	—	(4,222)	(345)
Balance as of June 30, 2015	515	$5,063	63,145,364	(1,070,360)	62,075,004	$631	$296,042	$265,833	$(9,399)	$(24,644)	$533,526
Net income	—	—	—	—	—	—	—	119,291	—	—	119,291
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	2,095	—	2,095
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Issuance of common stock	—	—	723,808	—	723,808	7	21,113	—	—	—	21,120
Stock-based compensation expense	—	—	25,394	—	25,394	1	11,325	—	—	—	11,326
Restricted stock unit vesting and tax benefits	—	—	536,528	(223,742)	312,786	5	1,520	—	—	(6,141)	(4,616)
Stock option exercises and tax benefits	—	—	82,400	—	82,400	1	1,156	—	—	—	1,157
Balance as of June 30, 2016	515	$5,063	64,513,494	(1,294,102)	63,219,392	$645	$331,156	$384,815	$(7,304)	$(30,785)	$683,590
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
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,291	$82,682	$55,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(5,276)	(5,517)	(8,340)
Net accretion of discounts on loans and leases	959	(27)	(2,647)
Stock-based compensation expense	11,326	6,648	4,358
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(2,531)	(5,526)	(4,856)
Valuation of financial instruments carried at fair value	248	234	(955)
Net gain on sale of investment securities	(1,427)	(587)	—
Impairment charge on securities	565	2,365	2,802
Provision for loan and lease losses	9,700	11,200	5,350
Deferred income taxes	(6,647)	(8,818)	(2,040)
Origination of loans held for sale	(1,363,025)	(1,048,982)	(741,494)
Unrealized (gain) loss on loans held for sale	(97)	119	179
Gain on sales of loans held for sale	(26,616)	(21,057)	(17,007)
Proceeds from sale of loans held for sale	1,523,113	1,114,097	727,265
Change in fair value of mortgage servicing rights	889	265	(45)
(Gain) loss on sale of other real estate and foreclosed assets	(145)	(283)	(350)
Depreciation and amortization of furniture, equipment and software	4,795	3,273	2,874
Accrued interest receivable	(6,070)	(6,405)	(4,100)
Other assets	(54,712)	(17,948)	(1,224)
Accrued interest payable	401	(84)	(324)
Accounts payable and accrued liabilities	5,903	10,453	5,917
Net cash provided by (used) in operating activities	210,644	116,102	21,319
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(161,395)	(10,464)	(83,033)
Proceeds from sales of available-for-sale mortgage-backed securities	14,969	9,539	—
Proceeds from repayment of securities	80,009	80,546	88,086
Purchase of stock of the Federal Home Loan Bank	(136,952)	(60,870)	(34,221)
Proceeds from redemption of stock of Federal Home Loan Bank	146,099	37,370	19,201
Origination of loans held for investment	(3,582,766)	(3,242,828)	(2,297,976)
Origination of mortgage warehouse loans, net	(51,145)	(29,083)	—
Proceeds from sales of other real estate owned and repossessed assets	1,478	1,518	2,724
Purchases of loans and leases, net of discounts and premiums	(140,493)	(2,452)	(95)
Principal repayments on loans and leases	2,253,017	1,847,665	990,305
Purchases of furniture, equipment and software	(10,239)	(5,117)	(3,163)
Net cash used in investing activities	(1,587,418)	(1,374,176)	(1,318,172)

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$1,592,134	$1,410,381	$949,537
Proceeds from the Federal Home Loan Bank advances	920,000	734,000	950,000
Repayment of the Federal Home Loan Bank advances	(946,000)	(891,000)	(630,417)
Repayments of other borrowings and securities sold under agreements to repurchase	—	(10,000)	(65,000)
Proceeds from exercise of common stock options	151	781	500
Proceeds from issuance of common stock	21,120	75,985	41,576
Tax benefit from exercise of common stock options and vesting of restricted stock grants	2,531	5,526	4,856
Cash dividends paid on preferred stock	(309)	(309)	(309)
Proceeds from issuance of subordinated notes	51,000	—	—
Net cash provided by financing activities	1,640,627	1,325,364	1,250,743
NET CHANGE IN CASH AND CASH EQUIVALENTS	263,853	67,290	(46,110)
CASH AND CASH EQUIVALENTS—Beginning of year	$222,874	$155,584	$201,694
CASH AND CASH EQUIVALENTS—End of year	$486,727	$222,874	$155,584
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$56,296	$45,503	$36,104
Income taxes paid	$89,184	$68,481	$37,339
Transfers to other real estate and repossessed vehicles	$571	$2,484	$1,206
Transfers from loans and leases held for investment to loans held for sale	$72,920	$30,000	$39,799
Transfers from loans held for sale to loans and leases held for investment	$21,488	$7,237	$1,471

See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2016, 2015 AND 2014
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
Restrictions on Cash. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $35,159 and $6,880 at June 30, 2016 and 2015, respectively.
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
Concentration of Credit Risk. The Bank’s loan portfolio was collateralized by various forms of real estate with approximately 68.0% of the mortgage portfolio located in California at June 30, 2016. The Bank’s loan portfolio contains concentrations of credit in multifamily, single family, commercial, and home equity loans. The Bank believes its underwriting standards combined with its low LTV requirements substantially mitigate the risk of loss which may result from these concentrations.

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
Loans Held for Sale. U.S. government agency (“agency”) loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank sells its mortgage loans with either servicing released or servicing retained depending upon market pricing. Gains and losses on loan sales are recorded as mortgage banking income or other gains on sale, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale as of June 30, 2016 were carried at the lower of cost or fair value.
Loans that were originated with the intent and ability to hold for the foreseeable future (loans held in portfolio) but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated using pools of loans with similar characteristics.
There may be times when loans have been classified as held for sale and cannot be sold. Loans transferred to a long-term investment classification from held-for-sale are transferred at the lower of cost or market value on the transfer date. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. A loan cannot be classified as a long-term investment unless the Bank has both the ability and the intent to hold the loan for the foreseeable future or until maturity.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level estimated to provide for probable incurred losses in the loan and lease portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and leases and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan and lease losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible. Allocations of the allowance may be made for specific loans but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible. Allocations of the allowance may be made for specific loans and leases but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged off.
The allowance for loan and lease loss includes specific and general reserves. Specific reserves may be provided for impaired loans considered Troubled Debt Restructurings (“TDRs”). All other impaired loans and leases are written down through charge-offs to the fair value of collateral, less estimated selling cost, and no specific or general reserve is provided. A loan or lease is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. Loans for which terms have been modified resulting in a concession and for which the borrower is experiencing financial difficulties are considered TDRs and classified as impaired. A loan is measured for impairment generally two different ways. If the loan or lease is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan or lease is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan or lease, the loan or lease has impairment.
A general reserve is included in the allowance for loan and lease loss and is determined by adding the results of a quantitative and a qualitative analysis to all other loans and leases not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates for the previous three fiscal years and applies the average historic rates to the outstanding loan and lease balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan and lease review system, changes in the underlying collateral of the loans and leases, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans and leases affected by the qualitative factors. The following portfolio segments have been identified: single family secured mortgage, home equity secured mortgage, single family warehouse and other, multi-family secured mortgage, commercial real estate and land secured mortgage, auto secured and recreational vehicles, factoring, commercial and industrial (“C&I”) and consumer and other.
General loan and lease loss reserves are calculated by grouping each mortgage loan or lease by collateral type and by grouping the LTV ratios of each loan within the collateral type. An estimated allowance rate for each LTV group within each type of loan and lease is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater LTV ratios. General loan loss reserves for C&I loans are determined through a loan level grading system to base its projected loss rates. A matrix was created with a base loss rate with additional potential industry and volume risk adjustments, to calculate a loss rating for each deal. Given the lack of historical loss experience for this segment at the Company, an allowance loss range is based upon historical peer loss rates. General loan loss reserves for consumer loans are calculated by grouping each loan by credit score (e.g. FICO) at origination and applying an estimated allowance rate to each group. In addition to credit score grading, general loan loss reserves are increased for all consumer loans determined to be 90 days or more past due. Specific reserves or direct charge-offs are calculated when an internal asset review of a loan or lease identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve or direct charge-off is based on discounted cash flows, observable market prices or the estimated value of underlying collateral.
Specific loan charge-offs on impaired loans are recorded as a write-off and a decrease to the allowance in the period the impairment is identified. A loan is classified as a TDR when management determines that an existing borrower is in financial distress and the borrower’s loan terms are modified to provide the borrower a financial concession (e.g. lower payment) that would not otherwise be provided by another lender based upon borrower’s current financial condition. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less cost to sell. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.

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
Dividend Restriction. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company. As of June 30, 2016, there a no dividend restrictions on the Bank nor the Company.
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
Operating Segments. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be one reportable operating segment.
H&R Block Bank Deposit Acquisition and Program Management Agreement. On August 31, 2015, the Bank completed the acquisition of approximately $419 million in deposits consisting of checking, individual retirement savings, and CD accounts from H&R Block Bank and its parent company, H&R Block, Inc. (“H&R Block”). Additionally, the Bank and Emerald Financial Services, LLC (“EFS”), a Delaware limited liability company and wholly-owned subsidiary of H&R Block, entered into the Program Management Agreement (“PMA”), dated August 31, 2015; the Bank and H&R Block, EFS, HRB Participant I, LLC, a Delaware limited liability company and wholly-owned subsidiary of H&R Block, entered into the Emerald Receivables Participation Agreement, dated August 31, 2015; and the Bank and H&R Block entered into the Guaranty Agreement (together, the “PMA and related Agreements”), dated August 31, 2015. Through the PMA and related Agreements the Bank will provide H&R Block-branded financial services products and services. The three products and services that represent the primary focus and the majority of transactional volume that the Bank will process are described below.
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
The H&R Block-branded financial services products introduce seasonality into the Company’s quarterly reports on Form 10-Q in the unaudited condensed consolidated income statements through the banking and service fees category of non-interest income and the other general and administrative category of non-interest expense, with the peak income and expense in these categories typically occurring during the Company’s third fiscal quarter ended March 31.

Pacific Western Equipment Finance Asset Acquisition. On March 31, 2016, the Bank entered into an Asset Purchase Agreement with Pacific Western Bank to acquire approximately $140 million of equipment leases from Pacific Western Equipment Finance and assumed certain insignificant operations and related liabilities. The purchase price and consideration paid for the assets consisted of the fair market value of the acquired assets and assumed liabilities plus a lease purchase price premium of approximately 2.5%.
The Bank provides equipment financing to its customers through a variety of lease arrangements. The most common arrangement is a direct financing (capital) lease. For direct financing leases, lease receivables are recorded on the balance sheet but the leased property is not, although the Bank generally retains legal title to the leased property until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized over the weighted average life of the lease portfolio. Leases acquired in an acquisition are initially measured and recorded at their fair value on the acquisition date. Purchase discounts or premiums on acquired leases are recognized as an adjustment to interest income over the contractual life of the leases using the effective interest method or taken into income when the related leases are paid off. Direct financing leases are subject to the Company’s allowance for loans and leases.
New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09, which clarifies the principles for recognizing revenue from contracts with customers, does not apply to financial instruments. ASU 2015-14 provided an extension to the original effective date and the amendments are effective for annual and interim periods, beginning December 2017. The Company is currently evaluating the potential impact of ASU 2014-09, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30); Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-03”) which was issued to simplify the presentation of Debt issuance costs. ASU 2015-03 guidance requires that debt issuance costs related to a recognized debt liability be presented on the statement of financial condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The amendments are effective for annual and interim periods, beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-13, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. The new standard establishes a right-of-use model that requires a lessee to record a right of use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of ASU 2016-02.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. ASU 2016-13 takes effect in 2020 for SEC filers and in 2021 for all other entities including public business entities other than SEC filers. The amendments are effective for annual and interim periods, beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-13.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and over-collateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan and lease and lease loss and the underlying bank’s capital ratios. Also a factor is the Company’s loan and lease loss experience in the local economy in which the bank operates. At June 30, 2016, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults and deferrals totaling 16.5% of all banks in the collateral pools, compared to 15.4% of the banks actually in default as of June 30, 2016. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the over-collateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At June 30, 2016, the Company used a weighted average discount margin of 500 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic factors, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at June 30, 2016 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $808. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $934.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The most updated unemployment rate reported in May 2016 was 4.7%. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects that severities will continue to improve.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at June 30, 2016 are from 1.5% up to 17.8% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at June 30, 2016 are from 40.0% up to 68.8% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows, which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2016, the Company computed its discount rates as a spread between 245 and 820 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,584	$7,584
Securities—Available-for-Sale:
Agency Debt	—	—	—	—
Agency RMBS	—	33,722	—	33,722
Non-Agency RMBS	—	—	9,364	9,364
Municipal	—	34,719	—	34,719
Other Debt Securities	—	187,642	—	187,642
Total—Securities—Available-for-Sale	$—	$256,083	$9,364	$265,447
Loans Held for Sale	$—	$20,871	$—	$20,871
Mortgage servicing rights	$—	$—	$3,943	$3,943
Other assets—Derivative instruments	$—	$—	$2,202	$2,202
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$884	$884

	June 30, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,832	$7,832
Securities—Available-for-Sale:
Agency Debt	—	—	—	—
Agency RMBS	—	43,491	—	43,491
Non-Agency RMBS	—	—	26,633	26,633
Municipal	—	22,035	—	22,035
Other Debt Securities	—	71,202	—	71,202
Total—Securities—Available-for-Sale	$—	$136,728	$26,633	$163,361
Loans Held for Sale	$—	$25,430	$—	$25,430
Mortgage servicing rights	$—	$—	$2,098	$2,098
Other assets—Derivative Instruments	$—	$—	$2,261	$2,261
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$—	$—

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended June 30, 2016
(Dollars in thousands)	Securities- Trading: Collateralized Debt Obligations	Securities- Available-for- Sale: Non- Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$7,832	$26,633	$2,098	$2,261	$38,824
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	(1,174)	—	—	(1,174)
Included in earnings—Fair value gain(loss) on trading securities	(248)	—	—	—	(248)
Included in earnings—Mortgage banking income	—	—	(889)	(943)	(1,832)
Included in other comprehensive income	—	(2,380)	—	—	(2,380)
Purchases, issues, sales and settlements:					—
Purchases	—	—	2,734	—	2,734
Issues	—	—	—	—	—
Sales	—	(6,974)	—	—	(6,974)
Settlements	—	(6,313)	—	—	(6,313)
Other-than-temporary impairment	—	(428)	—	—	(428)
Closing balance	$7,584	$9,364	$3,943	$1,318	$22,209
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(248)	$(1,174)	$(889)	$(943)	$(3,254)

	Year Ended June 30, 2015
(Dollars in thousands)	Securities- Trading: Collateralized Debt Obligations	Securities- Available-for- Sale: Non- Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$8,066	$37,409	$562	$875	$46,912
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Fair value gain(loss) on trading securities	(234)	—	—	—	(234)
Included in earnings—Mortgage banking income	—	—	(265)	1,386	1,121
Included in other comprehensive income	—	(1,325)	—	—	(1,325)
Purchases, issues, sales and settlements:					—
Purchases	—	—	1,801	—	1,801
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(8,518)	—	—	(8,518)
Other-than-temporary impairment	—	(933)	—	—	(933)
Closing balance	$7,832	$26,633	$2,098	$2,261	$38,824
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(234)	$(1,325)	$(265)	$1,386	$(438)

The table below summarizes the quantitative information about Level 3 fair value measurements at the periods indicated:

	June 30, 2016
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Trading	$7,584	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	11.7 to 21.0% (16.5%) 5.0 to 5.0% (5.0%)
Securities – Non-agency MBS	$9,364	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	9.1 to 20.6% (14.2%) 1.5 to 13.6% (6.1%) 40.0 to 68.8% (51.5%) 2.5 to 2.9% (2.8%)
Mortgage Servicing Rights	$3,943	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.8 to 21.8% (10.6%) 3.5 to 7.1 (6.2) 9.5 to 10.5% (9.5%)
Derivative Instruments	$1,318	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.4%)

	June 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Trading	$7,832	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	18.8 to 29.8% (24.6%) 4.8 to 4.8% (4.8%)
Securities – Non-agency MBS	$26,633	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	6.3 to 29.5% (13.0%) 1.5 to 19.6% (5.6%) 37.6 to 66.5% (51.1%) 2.4 to 3.0% (2.9%)
Mortgage Servicing Rights	$2,098	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.4 to 19.2% (7.7%) 4.3 to 8.3 (7.4) 9.5 to 10.5% (9.7%)
Derivative Instruments	$2,261	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.5 to 1.3% (0.8%)
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
The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for Level 3 trading assets and liabilities that are still held at the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2016	2015	2014
Interest income on investments	$245	$223	$230
Fair value adjustment	(248)	(234)	955
Total	$(3)	$(11)	$1,185

The table below summarizes the fair value of assets measured for impairment on a non-recurring basis:

	June 30, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$28,610	$28,610
Home equity	—	—	33	33
Multifamily real estate secured	—	—	2,218	2,218
Commercial real estate secured	—	—	254	254
Auto and RV secured	—	—	278	278
Other	—	—	676	676
Total	$—	$—	$32,069	$32,069
Other real estate owned and foreclosed assets:
Multifamily real estate	$—	$—	$207	$207
Autos and RVs	—	—	45	45
Total	$—	$—	$252	$252
HTM Securities – Non-agency MBS	$—	$—	$79,164	$79,164

	June 30, 2015
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$23,059	$23,059
Home equity	—	—	9	9
Multifamily real estate secured	—	—	5,399	5,399
Commercial real estate secured	—	—	2,128	2,128
Auto and RV secured	—	—	453	453
Total	$—	$—	$31,048	$31,048
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$463	$463
Multifamily real estate	—	—	762	762
Autos and RVs	—	—	15	15
Total	$—	$—	$1,240	$1,240
HTM Securities – Non-agency MBS	$—	$—	$88,094	$88,094
Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $32,069 at June 30, 2016 and life to date charge-offs of $4,990. Impaired loans had a related allowance of $692 at June 30, 2016. At June 30, 2015, such impaired loans had a carrying amount of $31,048 and life to date charge-offs of $6,010, and a related allowance of $273.
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $252 after charge-offs of $116 at June 30, 2016. Our other real estate owned and foreclosed assets had a net carrying amount was $1,240 after charge-offs of $0 during the year ended June 30, 2015.

Held-to-maturity securities measured for impairment on a non-recurring basis have a carrying amount of $77,122 at June 30, 2016, after charges to income of $137 and other comprehensive income of $4,467 during the fiscal year ended June 30, 2016. At June 30, 2015 held-to-maturity securities measured for impairment on a non-recurring basis had a carrying amount of $85,579 after charges to income of $1,432 and charges to other comprehensive income of $2,836 during the fiscal year ended June 30, 2015. These held-to-maturity securities are valued using Level 3 inputs.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of June 30, 2016 and June 30, 2015.
The aggregate fair value, contractual balance (including accrued interest), and gain was as follows

	At June 30,
(Dollars in thousands)	2016	2015	2014
Aggregate fair value	$20,871	$25,430	$20,575
Contractual balance	20,226	24,886	20,138
Gain	$645	$544	$437
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	At June 30,
(Dollars in thousands)	2016	2015	2014
Interest income	$826	$671	$545
Change in fair value	(846)	1,505	(1,526)
Total change in fair value	$(20)	$2,176	$(981)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2016
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Impaired Loans:
Single family real estate secured:
Mortgage	$28,610	Sales comparison approach	Adjustment for differences between the comparable sales	-40.6 to 69.5% (6.2%)
Home equity	$33	Sales comparison approach	Adjustment for differences between the comparable sales	-27.2 to 0.0% (-11.1%)
Multifamily real estate secured	$2,218	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-29.7 to 58.0% (3.0%)
Commercial real estate secured	$254	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	0.0 to 66.7% (33.3%)
Auto and RV secured	$278	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 22.8% (10.6%)
Other	$676	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) 6.6 to 8.0% (7.3%)
Other real estate owned and foreclosed assets:
Multifamily real estate	$207	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	0.0 to 25.0% (12.5%)
Autos and RVs	$45	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 20.6% (10.2%)
HTM Securities – Non-agency MBS	$79,164	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.6 to 48.8% (12.0%) 1.5 to 17.8% (5.7%) 40.0 to 65.9% (56.5%) 2.9 to 8.2% (5.7%)
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

	June 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Impaired Loans:
Single family real estate secured:
Mortgage	$23,059	Sales comparison approach	Adjustment for differences between the comparable sales	-52.5 to 53.7% (3.9%)
Home equity	$9	Sales comparison approach	Adjustment for differences between the comparable sales	-9.7 to 5.5% (-2.1%)
Multifamily real estate secured	$5,399	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-73.4 to 80.6% (-8.3%)
Commercial real estate secured	$2,128	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-66.5 to 81.1% (-10.3%)
Auto and RV secured	$453	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 66.2% (10.8%)
Other real estate owned and foreclosed assets:
Single family real estate	$463	Sales comparison approach	Adjustment for differences between the comparable sales	-20.3 to 12.1% (-4.1%)
Multifamily real estate	$762	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-37.1 to 48.6% (5.7%)
Autos and RVs	$15	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 20.7% (10.3%)
HTM Securities – Non-agency MBS	$88,094	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	5.0 to 43.8% (10.5%) 1.5 to 14.6% (6.7%) 15.0 to 65.5% (54.4%) 3.0 to 6.9% (5.8%)
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2016
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$486,727	$486,727	$—	$—	$486,727
Securities trading	7,584	—	—	7,584	7,584
Securities available-for-sale	265,447	—	256,083	9,364	265,447
Securities held-to-maturity	199,174	—	77,415	125,262	202,677
Loans held for sale, at fair value	20,871	—	20,871	—	20,871
Loans held for sale, at lower of cost or fair value	33,530	—	—	33,530	33,530
Loans and leases held for investment—net	6,354,679	—	—	6,640,918	6,640,918
Accrued interest receivable	26,201	—	—	26,201	26,201
Mortgage servicing rights	3,943	—	—	3,943	3,943
Financial liabilities:
Total deposits	6,044,051	—	5,946,991	—	5,946,991
Securities sold under agreements to repurchase	35,000	—	36,391	—	36,391
Advances from the Federal Home Loan Bank	727,000	—	747,940	—	747,940
Subordinated notes and debentures	58,066	—	58,299	—	58,299
Accrued interest payable	1,667	—	1,667	—	1,667

	June 30, 2015
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$222,874	$222,874	$—	$—	$222,874
Securities trading	7,832	—	—	7,832	7,832
Securities available-for-sale	163,361	—	136,728	26,633	163,361
Securities held-to-maturity	225,555	—	83,441	144,882	228,323
Loans held for sale, at fair value	25,430	—	25,430	—	25,430
Loans held for sale, at lower of cost or fair value	77,891	—	—	77,932	77,932
Loans and leases held for investment—net	4,928,618	—	—	5,011,596	5,011,596
Accrued interest receivable	20,268	—	—	20,268	20,268
Mortgage servicing rights	2,098	—	—	2,098	2,098
Financial liabilities:
Total deposits	4,451,917	—	4,385,034	—	4,385,034
Securities sold under agreements to repurchase	35,000	—	37,489	—	37,489
Advances from the Federal Home Loan Bank	753,000	—	757,265	—	757,265
Subordinated notes and debentures	5,155	—	5,155	—	5,155
Accrued interest payable	1,266	—	1,266	—	1,266

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

3. SECURITIES
The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity for the following periods were:

	June 30, 2016
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S agencies[1]	$—	$33,256	$489	$(23)	$33,722	$35,067	$843	$(1)	$35,909
Non-agency[2]	—	9,043	321	—	9,364	128,211	7,095	(10,044)	125,262
Total mortgage-backed securities	—	42,299	810	(23)	43,086	163,278	7,938	(10,045)	161,171
Other debt securities:
U.S. agencies[1]	—	—	—	—	—	—	—	—	—
Municipal	—	34,543	185	(10)	34,718	35,896	5,610	—	41,506
Non-agency	7,584	186,316	1,501	(174)	187,643	—	—	—	—
Total other debt securities	7,584	220,859	1,686	(184)	222,361	35,896	5,610	—	41,506
Total debt securities	$7,584	$263,158	$2,496	$(207)	$265,447	$199,174	$13,548	$(10,045)	$202,677

	June 30, 2015
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$43,738	$701	$(948)	$43,491	$41,993	$1,398	$—	$43,391
Non-agency[2]	—	23,799	2,835	(1)	26,633	147,586	10,045	(12,749)	144,882
Total mortgage-backed securities	—	67,537	3,536	(949)	70,124	189,579	11,443	(12,749)	188,273
Other debt securities:
U.S. agencies[1]	—	—	—	—	—	—	—	—	—
Municipal	—	21,731	390	(86)	22,035	35,976	4,074	—	40,050
Non-agency	7,832	70,216	1,271	(285)	71,202	—	—	—	—
Total other debt securities	7,832	91,947	1,661	(371)	93,237	35,976	4,074	—	40,050
Total debt securities	$7,832	$159,484	$5,197	$(1,320)	$163,361	$225,555	$15,517	$(12,749)	$228,323
1 U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
2 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $9,364 at June 30, 2016 consists of fifteen different issues of super senior securities with a fair value of $9,352 and two mezzanine z-tranche securities, negative-amortizing support tranches, with a fair value of $12 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2010 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.
The non-agency RMBS held-to-maturity portfolio with a carrying value of $128,211 at June 30, 2016 consists of seventy-five different issues of super senior securities totaling $125,985 and one senior-support security with a carrying value of $2,226. Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired. The security realized an other-than temporary loss of zero in fiscal 2016 and zero in 2015. At June 30, 2016, the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at June 30, 2016 and 2015 were $39,961 and $39,014 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2016
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$5,094	$(23)	$5,094	$(23)	$129	$(1)	$—	$—	$129	$(1)
Non-agency	—	—	—	—	—	—	15,011	(419)	53,372	(9,625)	68,383	(10,044)
Total RMBS securities	—	—	5,094	(23)	5,094	(23)	15,140	(420)	53,372	(9,625)	68,512	(10,045)
Other debt:
U.S. agencies	—	—	—	—	—	—	—	—	—	—	—	—
Municipal debt	10,267	(10)	—	—	10,267	(10)	—	—	—	—	—	—
Non-agency	5,566	(5)	16,963	(169)	22,529	(174)	—	—	—	—	—	—
Total other debt	15,833	(15)	16,963	(169)	32,796	(184)	—	—	—	—	—	—
Total debt securities	$15,833	$(15)	$22,057	$(192)	$37,890	$(207)	$15,140	$(420)	$53,372	$(9,625)	$68,512	$(10,045)

	June 30, 2015
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$369	$(2)	$24,974	$(946)	$25,343	$(948)	$—	$—	$—	$—	$—	$—
Non-agency	1,275	(1)	—	—	1,275	(1)	23,450	(1,802)	67,090	(10,947)	90,540	(12,749)
Total RMBS securities	1,644	(3)	24,974	(946)	26,618	(949)	23,450	(1,802)	67,090	(10,947)	90,540	(12,749)
Other debt:
Municipal debt	1,358	(86)	—	—	1,358	(86)	—	—	—	—	—	—
Non-agency	19,100	(285)	—	—	19,100	(285)	—	—	—	—	—	—
Total other debt	20,458	(371)	—	—	20,458	(371)	—	—	—	—	—	—
Total debt securities	$22,102	$(374)	$24,974	$(946)	$47,076	$(1,320)	$23,450	$(1,802)	$67,090	$(10,947)	$90,540	$(12,749)
There were twenty-six securities that were in a continuous loss position at June 30, 2016 for a period of more than 12 months. There were thirty-two securities that were in a continuous loss position at June 30, 2015 for a period of more than 12 months.
The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	At June 30,
(Dollars in thousands)	2016	2015	2014
Beginning balance	$(20,503)	$(18,138)	$(15,336)
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	(112)	(742)	(206)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(453)	(1,623)	(2,596)
Credit losses realized for securities sold	203	—
Ending balance	$(20,865)	$(20,503)	$(18,138)

At June 30, 2016, fifty-one non-agency RMBS with a total carrying amount of $85,632 were determined to have cumulative credit losses of $20,865. Of this amount $2,802 was recognized in earnings during fiscal 2014, $2,365 was recognized in earnings during fiscal 2015 and $565 was recognized in earnings during fiscal 2016. This year’s other-than-temporary impairment of $565 is related to ten non-agency RMBS with a total carrying amount of $7,832. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
To determine the cash flows expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in Note 2 – Fair Value. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
During the current fiscal year ended June 30, 2016, the company sold eight available-for-sale securities with a carrying value of $13,542 resulting in a $1,427 gain.
The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	At June 30,
(Dollars in thousands)	2016	2015	2014
Proceeds	$14,969	$9,614	$3,723
Gross realized gains	$1,427	$587	$—
Net gain on securities	$1,427	$587	$—
The Company records unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

	At June 30,
(Dollars in thousands)	2016	2015
Available-for-sale debt securities—net unrealized gains	$2,288	$3,877
Available-for-sale debt securities—non-credit related	(138)	(271)
Held-to-maturity debt securities—non-credit related	(14,129)	(18,597)
Subtotal	(11,979)	(14,991)
Tax benefit	4,675	5,592
Net unrealized loss on investment securities in accumulated other comprehensive loss	$(7,304)	$(9,399)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity were:

	June 30, 2016
	Available-for-sale		Held-to-maturity		Trading
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$3,206	$3,239	$1,168	$1,226	$—
Due one to five years	10,115	10,234	4,532	4,751	—
Due five to ten years	8,233	8,350	5,201	5,439	—
Due after ten years	11,702	11,899	24,166	24,493	—
Total RMBS—U.S. agencies[1]	33,256	33,722	35,067	35,909	—
RMBS—Non-agency:
Due within one year	2,917	3,018	15,953	15,778	—
Due one to five years	4,677	4,852	46,229	45,859	—
Due five to ten years	1,136	1,165	36,350	35,503	—
Due after ten years	313	329	29,679	28,122	—
Total RMBS—Non-agency	9,043	9,364	128,211	125,262	—
Other debt:
Due within one year	101,272	101,653	1,060	1,221	—
Due one to five years	111,227	112,240	4,922	5,668	—
Due five to ten years	4,457	4,526	7,725	8,900	—
Due after ten years	3,903	3,942	22,189	25,717	7,584
Total other debt	220,859	222,361	35,896	41,506	7,584
Total	$263,158	$265,447	$199,174	$202,677	$7,584
1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

4. LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES

For the Company’s single family, commercial and multifamily loans, the allowance methodology takes into consideration the risk that the original borrower information may have adversely changed in two ways. First, in calculating the quantitative factor for the Company’s general loan and lease loss allowance, the actual loss experience is tracked and stratified by original LTV and year of origination. As a result, the Company uses relatively higher loss rates across the LTV bands for loans originated and purchased in years 2005 through 2008 compared to the same LTV ranges for loans originated before 2005 or after 2008. Second, the Company uses a number of qualitative factors to reflect additional risk. One qualitative loss factor is real estate valuation risk which is applied to each LTV band primarily based upon the year the real estate loan was originated or purchased. Based upon price appreciation indices, multifamily property values in years 2005 through 2008 experienced significant declines. As a result, the Company applies a relatively higher qualitative loss factor rate across the LTV bands for loans originated and purchased in years 2005 through 2008 compared to the same LTV ranges for loans originated or purchased before 2005 or after 2008.

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

For the Company’s automobile (“auto”) and recreational vehicle (“RV”) loan portfolio, the allowance methodology takes into consideration potential adverse changes to the borrower’s financial condition since time of origination. The general loan loss reserves for auto and RV are stratified based upon borrower FICO scores. First, to account for potential deterioration of borrower’s credit history since time of origination, due to downturn in the economy or other factors, the Company refreshes the FICO scores used to drive the allowance on a semi-annual basis. The Company believes that current borrower credit history is a better predictor of potential loss than that was used at time of origination. Second, the Company uses a number of qualitative factors to reflect additional risk.

The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	At June 30,
(Dollars in thousands)	2016	2015
Single family real estate secured:
Mortgage	$3,678,520	$2,980,795
Home equity	2,470	3,604
Warehouse and other[1]	537,714	385,413
Multifamily real estate secured	1,373,216	1,185,531
Commercial real estate secured	121,746	61,403
Auto and RV secured	73,676	13,140
Factoring	98,275	122,200
Commercial & Industrial	514,300	248,584
Consumer and other	2,542	601
Total gross loans and leases	6,402,459	5,001,271
Allowance for loan and lease losses	(35,826)	(28,327)
Unaccreted discounts and loan and lease fees	(11,954)	(44,326)
Total net loans and leases	$6,354,679	$4,928,618
_______________________________________

1.	The balance of single family warehouse loans was $173,148 at June 30, 2016 and $122,003 at June 30, 2015. The remainder of the balance was attributable to single family lender finance loans.
The following table summarizes activity in the allowance for loan and lease losses for the periods indicated:

	At June 30,
(Dollars in thousands)	2016	2015	2014
Balance—beginning of period	$28,327	$18,373	$14,182
Provision for loan and lease loss	9,700	11,200	5,350
Charged off	(808)	(1,561)	(1,591)
Transfers to held for sale	(2,727)	—	—
Recoveries	1,334	315	432
Balance—end of period	$35,826	$28,327	$18,373
The following table summarizes the composition of the impaired loans and leases:

	At June 30,
(Dollars in thousands)	2016	2015	2014
Non-performing loans and leases—90+ days past due plus other non-accrual loans and leases	$28,790	$25,873	$16,390
Troubled debt restructured loans—non-accrual	3,069	4,958	3,995
Troubled debt restructured loans—performing	210	217	2,379
Total impaired loans and leases	$32,069	$31,048	$22,764

At June 30, 2016, the carrying value of impaired loans and leases is net of write offs of $3,401. At June 30, 2016, $32,069 of impaired loans and leases had no specific allowance allocations. The average carrying value of impaired loans and leases was $28,913 and $29,967 for the fiscal years ended June 30, 2016 and 2015, respectively. The interest income recognized during the periods of impairment is insignificant for those loans and leases impaired at June 30, 2016 or 2015. At June 30, 2016 and 2015, there were no loans or leases still accruing past due 90 days or more, unless the Company received principal and interest from the servicer despite the borrower’s delinquency. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan or lease is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans or leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan or lease’s effective interest rate or the fair value of the collateral if repayment of the loan or lease is expected from the sale of collateral.

The Company has allocated $1 and $2 of the allowance to customers whose loans have been restructured and were determined to be TDRs as of June 30, 2016 and 2015, respectively. The Company does not have any commitments to fund TDR loans at June 30, 2016.

At June 30, 2016 and 2015, approximately 67.97% and 66.36%, respectively, of the Company’s real estate loans are collateralized by real property located in California and therefore exposed to economic conditions within this market region.

In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There were no new related party loans granted during the fiscal year ended June 30, 2016. During the fiscal year 2015, the Company originated no new related party loans and did not execute any interest rate modifications of existing loans. Total principal payments on related party loans were $334 and $325 during the years ended June 30, 2016 and 2015, respectively. At June 30, 2016 and 2015, these loans amounted to $10,209 and $10,543, respectively, and are included in loans held for investment. Interest earned on these loans was $102 and $111 during the years ended June 30, 2016 and 2015, respectively.

The Company’s loan and lease portfolio consists of approximately 13.29% fixed interest rate loans and 86.71% adjustable interest rate loans as of June 30, 2016. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.

At June 30, 2016 and 2015, purchased loans serviced by others were $105,376 or 1.65% and $132,976 or 2.66% respectively, of the loan portfolio.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at June 30, 2016, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan and lease portfolio.

Allowance for Credit Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, changes in the volume and mix of loans, collateral values and charge-off history.

The allowance for loan loss for the auto and RV loan portfolio at June 30, 2016 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $73,398 of auto and RV loan balances subject to general reserves as follows: FICO score greater than or equal to 770: $26,367; 715 – 769: $26,731; 700 – 714: $8,404; 660 – 699: $9,887 and less than 660: $2,009.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the LTV at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2016, the LTV groupings for each significant mortgage class were as follows:

The Company had $3,649,910 of single family mortgage portfolio loan balances subject to general reserves as follows:
LTV less than or equal to 60%: $1,934,078; 61% – 70%: $1,364,246; 71% – 80%: $351,384 and greater than 80%: $202.

The Company had $1,370,998 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $626,504; 56% – 65%: $439,626; 66% – 75%: $290,844; 76% – 80%: $14,024 and greater than 80%: $0. Based on historical performance, the Company divides the LTV analysis into two classes, separating purchased loans from the loans underwritten directly by the Company since multifamily loans originated by the Company experience lower estimated loss rates.

The Company originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Companies lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Credit Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2016, the Company had $838.2 million of interest only loans and $3.0 million of option adjustable-rate mortgage loans. Through June 30, 2016, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

The Company provides general loan loss reserves for its auto and RV loans based upon the borrower’s credit score at the time of origination and the Company’s loss experience to date. The Company obtains updated credit scores for its auto and RV borrowers approximately every six months. The updated credit score will result in a higher or lower general loan loss allowance depending on the change in borrowers’ FICO scores and the resulting shift in loan balances among the five FICO bands from which the Company measures and calculates its reserves. For the general loss reserve, the Company does not use individually updated credit scores or valuations for the real estate collateralizing its real estate loans, but does recalculate the LTV based upon principal payments made during each quarter.

The Company had $121,492 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $47,699; 51% – 60%: $28,929; 61% – 70%: $40,593; 71% – 80%: $4,271 and greater than 80%: $0.
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

The following tables summarize activity in the allowance for loan and lease losses by segment for the periods indicated:

	June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Balance at July 1, 2015	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Provision for loan and lease loss	5,040	(134)	806	(311)	(1,056)	854	(47)	1,748	2,800	9,700
Charge-offs	(205)	(3)	—	(114)	(147)	(339)	—	—	—	(808)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,727)	(2,727)
Recoveries	167	38	—	—	982	147	—	—	—	1,334
Balance at June 30, 2016	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826

	June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Balance at July 1, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Provision for loan and lease loss	6,305	(1)	620	922	224	288	13	2,834	(5)	11,200
Charge-offs	(747)	(43)	—	(344)	(156)	(271)	—	—	—	(1,561)
Recoveries	147	32	—	—	—	124	—	—	12	315
Balance at June 30, 2015	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327

	June 30, 2014
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Balance at July 1, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182
Provision for loan and lease loss	3,214	3	9	708	12	(142)	78	1,425	43	5,350
Charge-offs	(125)	(98)	—	(359)	(355)	(620)	—	—	(34)	(1,591)
Recoveries	58	46	—	250	—	38	—	—	40	432
Balance at June 30, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373

The following tables present our loans and leases evaluated individually for impairment by portfolio class for the periods indicated:

	June 30, 2016
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest/Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	$8,989	$727	$8,262	$657	$8,919	$—
Purchased	5,852	2,132	3,720	110	3,830	—
Multifamily real estate secured
Purchased	2,520	1,093	1,427	—	1,427	—
Commercial real estate secured
Purchased	629	375	254	61	315	—
Auto and RV secured
In-house originated	902	663	239	10	249	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	14,696	—	14,696	65	14,761	575
Purchased	1,932	—	1,932	5	1,937	46
Home equity
In-house originated	33	—	33	—	33	1
Multifamily real estate secured
In-house originated	791	—	791	65	856	1
Auto and RV secured
In-house originated	39	—	39	4	43	2
Consumer and other	676	—	676	—	676	67
Total	$37,059	$4,990	$32,069	$977	$33,046	$692
As a % of total gross loans and leases	0.58%	0.08%	0.50%	0.02%	0.52%	0.01%

	June 30, 2015
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest/Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single family real estate secured:
In-house originated	$7,000	$657	$6,343	$129	$6,472	$—
Purchased	$6,318	$2,083	$4,235	$157	$4,392	$—
Multifamily real estate secured
Purchased	2,569	921	1,648	—	1,648	—
Commercial real estate secured
Purchased	3,662	1,534	2,128	254	2,382	—
Auto and RV secured
In-house originated	1,097	815	282	13	295	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	10,142	—	10,142	—	10,142	214
Purchased	2,339	—	2,339	9	2,348	45
Home equity
In-house originated	9	—	9	—	9	1
Multifamily real estate secured
In-house originated	3,430	—	3,430	43	3,473	2
Purchased	321	—	321	20	341	3
Auto and RV secured
In-house originated	171	—	171	4	175	8
Total	$37,058	$6,010	$31,048	$629	$31,677	$273
As a % of total gross loans and leases	0.74%	0.12%	0.62%	0.01%	0.63%	0.01%

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment	$621	$1	$—	$1	$—	$2	$—	$—	$67	$692
Collectively evaluated for impairment	18,045	22	2,685	3,937	882	1,613	245	7,630	75	35,134
Total ending allowance balance	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826
Loans and leases:
Loans and leases individually evaluated for impairment [1]	$28,610	$33	$—	$2,218	$254	$278	$—	$—	$676	$32,069
Loans and leases collectively evaluated for impairment	3,649,910	2,437	537,714	1,370,998	121,492	73,398	98,275	514,300	1,866	6,370,390
Principal loan and lease balance	3,678,520	2,470	537,714	1,373,216	121,746	73,676	98,275	514,300	2,542	6,402,459
Unaccreted discounts and loan and lease fees	13,142	24	(2,200)	3,957	542	975	(30,533)	2,172	(33)	(11,954)
Accrued interest receivable	12,460	2	1,870	5,409	389	169	327	2,202	3	22,831
Total recorded investment in loans and leases	$3,704,122	$2,496	$537,384	$1,382,582	$122,677	$74,820	$68,069	$518,674	$2,512	$6,413,336
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment	$259	$1	$—	$5	$—	$8	$—	$—	$—	$273
Collectively evaluated for impairment	13,405	121	1,879	4,358	1,103	945	292	5,882	69	28,054
Total ending allowance balance	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Loans and leases:
Loans and leases individually evaluated for impairment [1]	$23,059	$9	$—	$5,399	$2,128	$453	$—	$—	$—	$31,048
Loans and leases collectively evaluated for impairment	2,957,736	3,595	385,413	1,180,132	59,275	12,687	122,200	248,584	601	4,970,223
Principal loan and lease balance	2,980,795	3,604	385,413	1,185,531	61,403	13,140	122,200	248,584	601	5,001,271
Unaccreted discounts and loan and lease fees	10,438	11	(83)	3,348	96	149	(57,223)	(1,062)	—	(44,326)
Accrued interest receivable	10,530	5	306	4,862	145	73	477	1,159	—	17,557
Total recorded investment in loans and leases	$3,001,763	$3,620	$385,636	$1,193,741	$61,644	$13,362	$65,454	$248,681	$601	$4,974,502
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosure. Non-performing loans and leases consisted of the following as of the dates indicated:

	At June 30,
(Dollars in thousands)	2016	2015
Nonaccrual loans and leases:
Single Family Real Estate Secured:
Mortgage
In-house originated	$22,958	$16,485
Purchased	5,442	6,357
Home Equity
In-house originated	33	9
Multifamily Real Estate Secured
In-house originated	791	3,430
Purchased	1,427	1,969
Commercial Real Estate Secured
Purchased	254	2,128
Total nonaccrual loans secured by real estate	30,905	30,378
Auto and RV Secured	278	453
Consumer and other	676	—
Total nonperforming loans and leases	$31,859	$30,831
Nonperforming loans and leases to total loans and leases	0.50%	0.62%
The increase in non-performing loans and leases as a percentage of total loans and leases is primarily the result of three single family residential loans that were placed on non-performing status during the quarter ended June 30, 2016, partially offset by improved performance by multifamily and commercial real estate secured loans. Approximately 9.63% of our non-performing loans and leases at June 30, 2016 were considered TDRs, compared to 16.08% at June 30, 2015. Borrowers who make timely payments after TDRs are considered non-performing for at least six months.
Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan and lease category to performing and any previously deferred interest income is recognized. Approximately 89.14% of the Bank’s non-performing loans and leases are single family first mortgages already written down to 53.19% in aggregate, of the original appraisal value of the underlying properties. Generally these loans have experienced longer delays completing the foreclosure process due to the poor servicing practices of one of our seller servicers.

The following tables provide the outstanding unpaid balance of loans and leases that are performing and non-performing by portfolio class as of the dates indicated:

	June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,650,120	$2,437	$537,714	$1,370,998	$121,492	$73,398	$98,275	$514,300	$1,866	$6,370,600
Non-performing	28,400	33	—	2,218	254	278	—	—	676	31,859
Total	$3,678,520	$2,470	$537,714	$1,373,216	$121,746	$73,676	$98,275	$514,300	$2,542	$6,402,459

	June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$2,957,953	$3,595	$385,413	$1,180,132	$59,275	$12,687	$122,200	$248,584	$601	$4,970,440
Non-performing	22,842	9	—	5,399	2,128	453	—	—	—	30,831
Total	$2,980,795	$3,604	$385,413	$1,185,531	$61,403	$13,140	$122,200	$248,584	$601	$5,001,271
The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	June 30, 2016
	Single Family Real Estate Secured: Mortgage				Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase		Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,578,629	$71,491	—	$3,650,120	$1,270,379	$100,619	$1,370,998	$109,370	$12,122	$121,492
Non-performing	22,958	5,442		28,400	791	1,427	2,218	—	254	254
Total	$3,601,587	$76,933		$3,678,520	$1,271,170	$102,046	$1,373,216	$109,370	$12,376	$121,746

	June 30, 2015
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$2,869,119	$88,834	$2,957,953	$1,048,266	$131,866	$1,180,132	$46,577	$12,698	$59,275
Non-performing	16,485	6,357	22,842	3,430	1,969	5,399	—	2,128	2,128
Total	$2,885,604	$95,191	$2,980,795	$1,051,696	$133,835	$1,185,531	$46,577	$14,826	$61,403

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

During the temporary period of modification, the company classifies these loans as performing TDRs that consisted of the following as of the dates indicated:

	June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Performing loans temporarily modified as TDR	$210	$—	$—	$—	$—	$—	$—	$—	$—	$210
Non-performing loans and leases	28,400	33	—	2,218	254	278	—	—	676	31,859
Total impaired loans and leases	$28,610	$33	$—	$2,218	$254	$278	$—	$—	$676	$32,069

	Year Ended June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Interest income recognized on performing TDRs	$9	$—	$—	$—	$—	$—	$—	$—	$—	$9
Average balances of performing TDRs	$214	$—	$—	$—	$—	$—	$—	$—	$—	$214
Average balances of impaired loans and leases	$22,969	$18	$—	$4,495	$969	$327	$—	$—	$135	$28,913

	June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Performing loans temporarily modified as TDR	$217	$—	$—	$—	$—	$—	$—	$—	$—	$217
Non-performing loans and leases	22,842	9	—	5,399	2,128	453	—	—	—	30,831
Total impaired loans and leases	$23,059	$9	$—	$5,399	$2,128	$453	$—	$—	$—	$31,048

	Year Ended June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Interest income recognized on performing TDRs	$17	$—	$—	$—	$20	$—	$—	$—	$—	$37
Average balances of performing TDRs	$500	$—	$—	$—	$278	$—	$—	$—	$—	$778
Average balances of impaired loans and leases	$21,106	$51	$—	$5,320	$3,028	$462	$—	$—	$—	$29,967

	June 30, 2014
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Performing loans temporarily modified as TDR	$989	$—	$—	$—	$1,390	$—	$—	$—	$—	$2,379
Non-performing loans	12,396	168	—	4,301	2,986	534	—	—	—	20,385
Total impaired loans	$13,385	$168	$—	$4,301	$4,376	$534	$—	$—	$—	$22,764

	Year Ended June 30, 2014
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Interest income recognized on performing TDRs	$39	$—	$—	$—	$80	$—	$—	$—	$—	$119
Average balances of performing TDRs	$1,003	$32	$—	$542	$1,407	$456	$—	$—	$—	$3,440
Average balances of impaired loans	$10,957	$60	$—	$5,021	$3,900	$898	$9	$—	$5	$20,850

Interest recognized on performing loans temporarily modified as TDRs was $9, $37, and $119 for the years ended June 30, 2016, 2015 and 2014 respectively. The average balances of performing TDRs and non-performing loans was $214 and $28,913 for the year ended June 30, 2016, $778 and $29,967 for the year ended June 30, 2015 and $3,440 and $20,850 for the year ending June 30, 2014, respectively.

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

The following tables present the loans modified as TDRs during the period indicated:

	Year Ended June 30,
(Dollars in thousands)	2016	2015	2014
Single family real estate secured:
Mortgage
In-house originated	$—	$36	$—
Purchased	—	—	211
Total TDR loans secured by real estate	$—	$36	$211
Other	—	—	—
Total loans modified as TDRs	$—	$36	$211

The following tables present loans by class modified as troubled debt restructurings that occurred during the periods indicated:

Year Ended June 30, 2016
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
In-house originated	—	$—	$—
Total	—	$—	$—

	Year Ended June 30, 2015
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
In-house originated	1	$36	$36
Total	1	$36	$36

	Year Ended June 30, 2014
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
Purchased	2	$211	$211
Total	2	$211	$211

The Company had no loans modified as TDRs within the previous twelve months for which there was a payment default for the fiscal years ended June 30, 2016 and June 30, 2015, respectively. The Company defines a payment default as 90 days past due.

Credit Quality Indicators. The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. The Company uses the following definitions for risk ratings.

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

The Company reviews and grades loans and leases following a continuous loan and lease review process, featuring coverage of all loan and lease types and business lines at least quarterly. Continuous reviewing provides more effective risk monitoring because it immediately tests for potential impacts caused by changes in personnel, policy, products or underwriting standards.

The following tables present the composition of our loan and lease portfolio by credit quality indicator as of the dates indicated:

	June 30, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$3,563,430	$10,938	$27,219	$—	$3,601,587
Purchased	71,111	—	5,822	—	76,933
Home equity
In-house originated	2,420	17	33	—	2,470
Warehouse and other
In-house originated	534,868	2,846	—	—	537,714
Multifamily real estate secured
In-house originated	1,262,384	4,721	4,065	—	1,271,170
Purchased	96,792	2,769	2,485	—	102,046
Commercial real estate secured
In-house originated	109,370	—	—	—	109,370
Purchased	10,110	2,012	254	—	12,376
Auto and RV secured
In-house originated	73,192	97	387	—	73,676
Factoring	98,275	—	—	—	98,275
Commercial & Industrial	513,310	—	990	—	514,300
Other	1,715	151	676	—	2,542
Total	$6,336,977	$23,551	$41,931	$—	$6,402,459
As of % of gross loans and leases	99.0%	0.4%	0.6%	—%	100.0%

	June 30, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$2,855,637	$11,256	$18,711	$—	$2,885,604
Purchased	87,256	216	7,719	—	95,191
Home equity
In-house originated	3,473	—	131	—	3,604
Purchased	—	—	—	—	—
Warehouse and other
In-house originated	375,588	9,825	—	—	385,413
Multifamily real estate secured
In-house originated	1,036,718	10,926	4,052	—	1,051,696
Purchased	127,839	3,470	2,526	—	133,835
Commercial real estate secured
In-house originated	46,577	—	—	—	46,577
Purchased	9,947	2,444	2,435	—	14,826
Auto and RV secured
In-house originated	12,630	19	491	—	13,140
Factoring	122,200	—	—	—	122,200
Commercial & Industrial	239,415	9,169	—	—	248,584
Other	601	—	—	—	601
Total	$4,917,881	$47,325	$36,065	$—	$5,001,271
As of % of gross loans and leases	98.3%	1.0%	0.7%	—%	100.0%
The Company considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. The Company also evaluates credit quality based on the aging status of its loans and leases.
The following tables provide the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the dates indicated:

	June 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$5,192	$1,866	$21,722	$28,780
Purchased	572	—	2,538	3,110
Home equity
In-house originated	—	17	29	46
Multifamily real estate secured
In-house originated	3,594	—	791	4,385
Commercial real estate secured
Purchased	—	—	254	254
Auto and RV secured
In-house originated	200	136	104	440
Commercial & Industrial	142	—	—	142
Other	62	151	676	889
Total	$9,762	$2,170	$26,114	$38,046
As a % of gross loans and leases	0.15%	0.03%	0.41%	0.59%

	June 30, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$1,275	$2,876	$11,450	$15,601
Purchased	472	—	3,371	3,843
Home equity
In-house originated	130	—	—	130
Multifamily real estate secured
In-house originated	244	—	791	1,035
Purchased	—	—	321	321
Commercial real estate secured
Purchased	782	—	382	1,164
Auto and RV secured
In-house originated	271	125	67	463
Total	$3,174	$3,001	$16,382	$22,557
As a % of gross loans and leases	0.06%	0.06%	0.33%	0.45%

5. FURNITURE, EQUIPMENT AND SOFTWARE

A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2016	2015
Leasehold improvements	$1,803	$1,508
Furniture and fixtures	4,401	3,767
Computer hardware and equipment	12,525	7,105
Software	11,051	7,160
Total	29,780	19,540
Less accumulated depreciation and amortization	(15,785)	(10,989)
Furniture, equipment and software — net	$13,995	$8,551
Depreciation and amortization expense for the years ended June 30, 2016, 2015 and 2014 amounted to $4,795, $3,273, and $2,874, respectively.

6. DEPOSITS

Deposit accounts are summarized as follows:

	At June 30,
	2016		2015
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$588,774	—%	$309,339	—%
Interest bearing:
Demand	1,916,525	0.63%	1,224,308	0.48%
Savings	2,484,994	0.69%	2,126,792	0.67%
	4,401,519	0.66%	3,351,100	0.60%
Time deposits:
Under $100	51,849	1.23%	70,369	1.26%
$100 or more[2]	1,001,909	1.99%	721,109	2.06%
Total time deposits	1,053,758	1.96%	791,478	1.99%
Total interest bearing[2]	5,455,277	0.91%	4,142,578	0.87%
Total deposits	$6,044,051	0.82%	$4,451,917	0.81%
1. Based on weighted-average stated interest rates at end of period.
2. The total interest-bearing includes brokered deposits of $800.7 million and $661.9 million as of June 30, 2016 and June 30, 2015, respectively, of which $537.4 million and $356.3 million, respectively, are time deposits classified as $100 or more.

The scheduled maturities of time deposits are as follows:

At June 30,
(Dollars in thousands)	2016
Within 12 months	$497,825
13 to 24 months	41,668
25 to 36 months	5,463
37 to 48 months	71,518
49 to 60 months	3,625
Thereafter	433,659
Total	$1,053,758

At June 30, 2016 and 2015, the Company had deposits from principal officers, directors and their affiliates in the amount of $2,354 and $4,458, respectively.

7. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2016 and 2015, the Company’s fixed-rate FHLB advances had interest rates that ranged from 0.47% to 5.62% with a weighted average of 1.53% and ranged from 0.24% to 5.62% with a weighted average of 1.36%, respectively.

Fixed-rate advances from FHLB are scheduled to mature as follows:

	At June 30,
	2016		2015
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$322,000	0.70%	$323,000	0.45%
After one but within two years	30,000	2.80%	95,000	1.24%
After two but within three years	147,500	1.98%	30,000	2.80%
After three but within four years	55,000	1.79%	135,000	2.03%
After four but within five years	65,000	2.30%	55,000	1.79%
After five years	107,500	2.47%	115,000	2.65%
Total	$727,000	1.53%	$753,000	1.36%

At June 30, 2016, a total of $5,000 of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to the Company after specified dates. Under the terms of the putable advances, the Company could be required to repay all of the principal and accrued interest before the maturity date. The weighted-average remaining contractual maturity period of the $5,000 in advances is 1.57 years and the weighted average remaining period before such advances could be put to the Company is 0.07 years.

The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $3,486,939 and $2,568,575 at June 30, 2016 and 2015, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance is payable in full at its maturity date with a prepayment penalty for fixed and adjustable rate advances.

The maximum amounts advanced at any month-end during the period from the FHLB were $1,129,000, $1,075,000, and $910,000 during the years ended June 30, 2016, 2015, and 2014, respectively. At June 30, 2016, the Company had $1,313,768 available immediately and an additional $13,030 available with additional collateral for advances from the FHLB for terms up to ten years.

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has sold securities under various agreements to repurchase for total proceeds of $35,000. The repurchase agreements have fixed interest rates between 3.75% and 4.75%, weighted average rate of 4.38%, and scheduled maturities between April 2017 and December 2017. Under these agreements, the Company may be required to repay the $35,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 1.11 years and the weighted average remaining period before such repurchase agreements could be called is 0.14 years.

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

Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% for a rate of 3.05% as of June 30, 2016, with interest paid quarterly starting February 16, 2005.

The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At June 30, 2016 and 2015 there were no amounts outstanding and the available borrowings from this source were $42,222 and $8,705, respectively. The 2016 available borrowings would be collateralized by consumer loans and mortgage-backed securities totaling $64,929 and $729, respectively. The Bank has additional unencumbered collateral that could be pledged to the Federal Reserve Bank Discount Window to increase borrowing liquidity.

The Bank has federal funds lines of credit with two major banks totaling $35.0 million. At June 30, 2016 and 2015 the Bank had no outstanding balances on these lines.

10. INCOME TAXES

The provision for income taxes is as follows:

	At June 30,
(Dollars in thousands)	2016	2015	2014
Current:
Federal	$67,773	$49,801	$31,069
State	24,478	17,192	9,284
	92,251	66,993	40,353
Deferred:
Federal	(5,363)	(7,015)	(1,645)
State	(1,284)	(1,803)	(395)
	(6,647)	(8,818)	(2,040)
Total	$85,604	$58,175	$38,313

The differences between the statutory federal income tax rate and the effective tax rates are summarized as of:

	At June 30,
	2016	2015	2014
Statutory federal tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	7.31%	6.81%	6.67%
Cash surrender value	(0.03)%	(0.04)%	(0.07)%
Tax credits	(0.18)%	(0.24)%	(0.20)%
Non-taxable income	(0.36)%	(0.58)%	(0.56)%
Other	0.04%	0.35%	(0.20)%
Effective tax rate	41.78%	41.30%	40.64%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses and charge-offs	$16,601	$13,047
State taxes	5,327	2,581
Stock-based compensation expense	1,915	1,397
Unrealized net losses on securities	5,551	6,905
Deferred bonus / vacation	625	416
Securities impaired	11,345	10,903
Deferred loan fees	1,128	60
Total deferred tax assets	42,492	35,309
Deferred tax liabilities:
FHLB stock dividend	(1,187)	(1,180)
Other assets—prepaids	(937)	(632)
Depreciation	(2,671)	(542)
Total deferred tax liabilities	(4,795)	(2,354)
Net deferred tax asset	$37,697	$32,955

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2016 and 2015, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.
The following is a reconciliation of the beginning and ending amount of unrecognized tax positions for the periods presented:

(Dollars in thousands)	2016	2015	2014
Balance at July 1	$779	$293	$1,122
Additions – current year tax positions	181	135	55
Additions – prior year tax positions	—	568	30
Reductions – prior year tax positions	(80)	(217)	(914)
Total liability for unrecognized tax positions at June 30	$880	$779	$293
The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the years ended June 30, 2013, 2014, and 2015 and its state taxing authorities income tax returns for the years ended June 30, 2012, 2013, 2014 and 2015 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.

11. STOCKHOLDERS’ EQUITY

Common Stock. Changes in common stock issued and outstanding were as follows:

	At June 30,
	2016		2015		2014
	Issued[1]	Outstanding[1]	Issued[1]	Outstanding[1]	Issued[1]	Outstanding[1]
Beginning of year:	63,145,364	62,075,004	58,779,522	57,807,600	55,838,204	54,933,300
Common stock issued through option exercise or exchange	82,400	82,400	218,539	176,252	222,128	222,128
Common stock issued through public offering	723,808	723,808	3,796,356	3,796,356	2,241,204	2,241,204
Common stock issued through grants of restricted stock units	561,922	338,180	350,947	294,796	477,986	410,968
End of year:	64,513,494	63,219,392	63,145,364	62,075,004	58,779,522	57,807,600
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

In fiscal year 2013, the Company commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through June 30, 2014 are as follows (dollars in thousands, except per share data):

Distribution Agent	Month	Weighted Average Per Share Price[1]	Number of Shares Sold[1]	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates	March 2013	$8.81	800,000	$6,874	$176
Raymond James & Associates	October 2013	$17.63	198,320	$3,409	$87
Raymond James & Associates	November 2013	$18.09	591,280	$10,431	$267
Raymond James & Associates	December 2013	$19.83	154,396	$2,984	$77
Raymond James & Associates	January 2014	$20.10	360,000	$7,054	$181
Raymond James & Associates	February 2014	$20.38	198,432	$3,942	$101
Sandler O’Neill & Partners, L.P.	May 2014	$19.46	496,000	$9,409	$241
Sandler O’Neill & Partners, L.P.	June 2014	$19.63	242,776	$4,647	$120
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

In August 2014, we commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through January 31, 2015 are as follows (dollars in thousands, except per share data):

Distribution Agent	Month	Weighted Average Per Share Price[1]	Number of Shares Sold[1]	Net Proceeds	Compensation to Distribution Agent
Keefe, Bruyette & Woods, Inc.	August 2014	$19.68	177,668	$3,409	$87
Keefe, Bruyette & Woods, Inc.	September 2014	$18.65	947,200	$17,218	$441
Keefe, Bruyette & Woods, Inc.	October 2014	$17.56	200,000	$3,423	$88
Keefe, Bruyette & Woods, Inc.	November 2014	$19.58	520,000	$9,924	$254
Keefe, Bruyette & Woods, Inc.	December 2014	$19.69	267,200	$5,130	$132
Keefe, Bruyette & Woods, Inc.	January 2015	$20.35	486,280	$9,646	$248
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

During the fiscal year ended June 30, 2004, the Company issued $6,750 of Series A preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $113. Before the expiration of the conversion right, holders of the Series A converted 160 shares of Series A preferred to common stock. The Company has declared dividends to holders of its Series A preferred stock totaling $309 for each of the years ended June 30, 2016, 2015, and 2014, respectively.

On September 11, 2012, the Company mandatorily converted the outstanding 20,132 shares of the Series B non-cumulative perpetual convertible preferred stock (“the series B preferred stock”). The Series B preferred stock was converted into 4,986,284 shares of our common stock, which reflects an approximate initial conversion price of $4.04 per share of our common stock, plus cash in lieu of fractional shares.

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

On April 24, 2013, the Company completed the mandatory conversion of the Company’s 1,857 shares of the Series C preferred stock. The Series C preferred stock was converted into 2,436,360 shares of common stock, which reflects an approximate initial conversion price of $7.63 per share of our common stock, plus cash in lieu of fractional shares.

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

The Company has two equity incentive plans, the 2014 Stock Incentive Plan (“2014 Plan”) and the 2004 Stock Incentive Plan (“2004 Plan” and collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The Plans are designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The Plans require that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and non-qualified options. The options issued under the Plans generally vest in between three and five years. Option expiration dates are established by the Plans’ administrator but may not be later than ten years after the date of the grant.

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

Stock Options. A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares [1]	Weighted-Average Exercise Price Per Share[1]
Outstanding—June 30, 2013	649,928	$2.20
Granted	—	—
Exercised	(222,128)	2.25
Canceled	—	—
Outstanding—June 30, 2014	427,800	$2.18
Granted	—	—
Exercised	(218,539)	2.26
Canceled	(126,861)	2.26
Outstanding—June 30, 2015	82,400	$1.84
Granted	—	—
Exercised	(82,400)	1.84
Canceled	—	—
Outstanding—June 30, 2016	—	$—
Options exercisable—June 30, 2014	427,800	$2.18
Options exercisable—June 30, 2015	82,400	$1.84
Options exercisable—June 30, 2016	—	$—
1- Amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015
The aggregate intrinsic value of options exercised or converted during the years ended June 30, 2016, 2015 and 2014 was $2,656, $7,834,and $4,021, respectively.

Restricted Stock and Restricted Stock Units. During the fiscal year ended June 30, 2014, the Company’s Board of Directors granted 531,776 restricted stock units to employees and directors. The chief executive officer received 288,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2014, vest over three years, one-third on each anniversary of the grant date and 679,040 shares were vested and issued and 100,920 shares were canceled as of June 30, 2014.

During the fiscal year ended June 30, 2015, the Company’s Board of Directors granted 775,824 restricted stock units to employees and directors. The chief executive officer received 288,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2015, vest over three years, one-third on each anniversary of the grant date and 519,400 shares were vested and issued and 67,104 shares were canceled as of June 30, 2015.

During the fiscal year ended June 30, 2016, the Company’s Board of Directors granted 615,834 restricted stock units to employees and directors. The chief executive officer received 288,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2016, vest over three years, one-third on each anniversary of the grant date and 596,871 shares were vested and issued and 94,325 shares were canceled as of June 30, 2016.

The Company’s income before income taxes and net income for the years ended June 30, 2016, 2015 and 2014 included stock compensation expense of $11,326, $6,648 and $4,358, respectively. The income tax benefit was $4,509, $2,746 and $1,771, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At June 30, 2016, expense related to stock option grants has been fully recognized.

At June 30, 2016 unrecognized compensation expense related to non-vested awards aggregated to $19,790 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year ended June 30:
2017	$9,901
2018	7,126
2019	2,763
Total	$19,790
The following table presents the status and changes in restricted stock units grants for the periods indicated:

		Restricted Stock Unit Shares[1]	Weighted-Average Grant-Date Fair Value[1]
Non-vested balance at June 30, 2013		1,193,940	$5.53
	Granted	531,776	14.98
	Vested	(477,986)	5.84
	Canceled	(301,974)	6.76
Non-vested balance at June 30, 2014		945,756	$10.29
	Granted	775,836	19.99
	Vested	(350,947)	10.11
	Canceled	(235,557)	11.26
Non-vested balance at June 30, 2015		1,135,088	$17.01
	Granted	615,834	26.60
	Vested	(536,528)	16.14
	Canceled	(154,668)	18.70
Non-vested balance at June 30, 2016		1,059,726	$22.53
1- Amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015
The total fair value of shares vested during the years ended June 30, 2016, 2015 and 2014 was $13,256, $11,907 and $12,211, respectively.

13. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted EPS:

	At June 30,
(Dollars in thousands, except per share data)	2016	2015	2014
Earnings Per Common Share[1]
Net income	$119,291	$82,682	$55,956
Preferred stock dividends	(309)	(309)	(309)
Net income attributable to common shareholders	$118,982	$82,373	$55,647
Average common shares issued and outstanding	62,909,411	59,939,844	56,159,236
Average unvested restricted stock grant and RSU shares	1,355,796	1,238,064	1,312,060
Total qualifying shares	64,265,207	61,177,908	57,471,296
Earnings per common share	$1.85	$1.35	$0.97
Diluted Earnings Per Common Share[1]
Net income attributable to common shareholders	$118,982	$82,373	$55,647
Preferred stock dividends to dilutive convertible preferred	—	—	—
Dilutive net income attributable to common shareholders	$118,982	$82,373	$55,647
Average common shares issued and outstanding	64,265,207	61,177,908	57,471,296
Dilutive effect of stock options	5,845	226,456	299,472
Dilutive effect of convertible preferred stock	—	—	—
Total dilutive common shares issued and outstanding	64,271,052	61,404,364	57,770,768
Diluted earnings per common share	$1.85	$1.34	$0.96
1- Amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015

14. COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases office space under an operating lease agreement scheduled to expire in June 2020. The Company pays property taxes, insurance and maintenance expenses related to this lease. Rent expense for the years ended June 30, 2016, 2015, and 2014 was $3,901, $2,806, and $2,111, respectively.
Pursuant to the terms of these non-cancelable lease agreements in effect at June 30, 2016, future minimum lease payments are as follows:

(Dollars in thousands)	Future minimum lease payments
2017	$4,088
2018	4,358
2019	4,555
2020	4,746
2021	743
Thereafter	1,938
Total	$20,428

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

The complaints filed in the Golden Case and the Hazan Case both allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose the wrongful conduct that is alleged in a complaint that was filed in a wrongful termination of employment lawsuit (the “Employment Matter”), and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other named defendants dispute the allegations of wrongdoing advanced by the plaintiffs in the Class Action and in the Employment Matter, as well as those plaintiffs’ statement of the underlying factual circumstances, and are vigorously defending both cases.

In addition to the Class Action, two separate shareholder derivative actions were filed in December, 2015, purportedly on behalf of the Company. The first derivative action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second derivative action, Dow v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. A third derivative action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016, a fourth derivative action, Yong v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 29, 2016, and a fifth derivative action, Laborers Pension Trust Fund of Northern Nevada v. Allrich et al, was filed in the United States District Court for the Southern District of California on February 2, 2016. Each of these five derivative actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs in these derivative actions seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees. On June 9, 2016, the United States District Court for the Southern District of California ordered the four above-referenced cases pending before it to be consolidated, appointed lead counsel in the consolidated action, and ordered the parties to meet and confer regarding a schedule for the filing of a consolidated complaint and defendants’ response to the complaint. Pursuant to the June 9, 2016 order, counsel have met and conferred regarding proposals for (a) the time for plaintiffs to file a consolidated complaint or provide notice of plaintiffs’ intent to rely upon the original Complaint in Case No. 3:15-cv-02722-GPC-KSC (the “operative complaint”); (b) the time for defendants to respond to the operative complaint; and (c) a schedule for briefing any motion to dismiss that may be filed by a defendant. A stipulation setting forth the agreed litigation schedule has been submitted to the Court. The fifth derivative action, which is pending before the San Diego County Superior Court, has been stayed by agreement of the parties. The Company and the other defendants dispute the allegations of wrongdoing and are vigorously defending these purported derivative actions.

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

At June 30, 2016, we had fixed and variable rate commitments to originate or purchase loans and leases with an aggregate outstanding principal balance of $161,663 and $175,801 for total commitments to originate of $337,464. For June 30, 2016, our fixed rate commitments to originate had a weighted-average rate of 3.59%. For June 30, 2015, we had fixed and variable rate commitments to originate or purchase loans and leases with an aggregate outstanding principal balance of $68,030 and $143,995 for total commitments to originate of $212,025. For June 30, 2015, our fixed rate commitments to originate had a weighted average rate of 3.81%. At June 30, 2016, we also had fixed and variable rate commitments to sell loans with an aggregate outstanding principal balance of $134,114 and $2,312 for total commitments to sell of $136,426. For June 30, 2015, we had fixed and variable rate commitments to sell of $77,188 and $11,446 for total commitments to sell of $88,634. At June 30, 2016 and 2015, 85.7% and 64.8% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.

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
16. MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on the consolidated financial statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for June 30, 2016, reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2016, the Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2016, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2016 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	BofI Holding, Inc.		BofI Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Regulatory Capital:
Tier 1	$690,893	$542,924	$664,427	$522,891
Common equity tier 1	$685,830	$537,861	$664,427	$522,891
Total capital (to risk-weighted assets)	$777,834	$571,251	$700,368	$551,218

Assets:
Average adjusted	$7,575,526	$5,660,097	$7,566,865	$5,654,199
Total risk-weighted	$4,755,242	$3,591,432	$4,747,496	$3,585,149

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.12%	9.59%	8.78%	9.25%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	14.42%	14.98%	14.00%	14.58%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	14.53%	15.12%	14.00%	14.58%	8.00%	6.00%
Total capital (to risk-weighted assets)	16.36%	15.91%	14.75%	15.38%	10.00%	8.00%
Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2016, the Company and Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.

In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At June 30, 2016 the Bank is in compliance with this letter agreement.

17. EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

Employment Agreements. On May 26, 2011, the Company entered into an Amended and Restated Employment Agreement (the “Agreement”) with Mr. Gregory Garrabrants as President and Chief Executive Officer of the Company. The Agreement, effective as of May 26, 2011, amends and restates that employment agreement between the Company and Mr. Garrabrants on October 22, 2007. The term of the Employment Agreement runs through June 30, 2016 and, absent termination or a new agreement, automatically renews for a one-year term each year. Under the Agreement, after July 1, 2011, Mr. Garrabrants will receive an annual base salary of $375. The Agreement also provides for, an Annual Cash Incentive Award based upon five performance objectives set by the Company which will be individually measured at the end of each fiscal year and could aggregate to an amount between 0% and 105% of Mr. Garrabrants’ base salary and an Annual Restricted Stock Unit Award equal to 160,000 shares of common stock multiplied by a factor ranging from 0 to 3 based upon the Company’s annual return on average common equity, annual asset growth and certain monthly-agreed qualitative factors established by the Company. Upon termination of the Employment Agreement by the Company “without cause” or by Mr. Garrabrants for “good reason” (as such terms are defined in the Employment Agreement), Mr. Garrabrants will be entitled to (a) an amount in cash equal to two times his base salary, (b) a pro-rated portion of his target annual cash incentive award, (c) accelerated vesting of his equity incentive awards outstanding, including restricted stock unit awards, (d) at the Company’s election, either a pro-rated portion of his annual restricted stock unit award based upon the Company’s return on equity, or an equivalent amount in cash, and (e) continuation of health benefits for up to twelve months.

On April 22, 2010, the Company and Andrew J. Micheletti, the Company’s Executive Vice President and Chief Financial Officer, entered into a material definitive agreement entitled First Amended Employment Agreement (the “Amended Agreement”). Mr. Micheletti’s original employment agreement was effective July 1, 2003, and the Amended Agreement replaces the original agreement effective July 1, 2009. The Amended Agreement adds two achievement-based awards; an annual cash bonus target of 30% of current salary based upon specific performance measurements and provides a return on equity benefit of 60,000 shares of the Company’s common stock. The return on equity benefit is based upon the Company’s achievement of certain levels of return on equity as calculated at the end of each fiscal year. The annual award of common stock units under the return on equity benefit will vest over three years and each year the 60,000 share base award will be adjusted down or up by a series of multiplication factors (ranging from 0, up to 3.4 times) depending on the level of return on equity the Company achieves in each fiscal year. Both the cash bonus and the return on equity benefits require approval by the Board of Directors and the Chief Executive Officer annually under the Amended Agreement. These benefits replaced the deferred compensation and pre-tax net income benefits established in Mr. Micheletti’s original agreement in 2003.

401(k) Plan. The Company has a 401(k) plan whereby substantially all of its employees may participate in the plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company has implemented an employer matching program whereby employer contributions are made to the 401(k) plan. For the 401(k) plan year ending December 31, 2015, the Company implemented an employer contribution match in an amount equal to 50% of the first 8% of an employee’s designated deferral of their eligible compensation. For the fiscal year ended June 30, 2016, 2015, and 2014 expense attributable to the plan amounted to $801, $110, and $1, respectively.

Deferred Compensation Plans. Effective August 1, 2003, the Company adopted the Bank of Internet USA Nonqualified Deferred Compensation Plans (“Deferred Compensation Plans”) which cover designated key management employees and directors who elect to participate. The Deferred Compensation Plans allow eligible employees and directors to elect to defer up to 100% of their compensation, including commissions, bonuses and director fees. Although the Deferred Compensation Plans provide that the Company may make discretionary contributions to a participant’s account, no such discretionary contributions have been made through June 30, 2016. Participant deferrals are fully vested at all times, and discretionary contributions, if any, will be subject to a vesting schedule specified by the Company. Participants in the Deferred Compensation Plans may elect to invest their accounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the book value of the Company’s common stock. The Compensation Committee of the Board of Directors administrates the Deferred Compensation Plans. At June 30, 2016 and 2015, there was $0 and $0 deferred in connection with the Deferred Compensation Plans.

18. PARENT-ONLY CONDENSED FINANCIAL INFORMATION

The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the consolidated financial statements of the Company and the other notes to the consolidated financial statements:
BofI Holding, Inc. (Parent Company Only) CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2016	2015
ASSETS
Cash and cash equivalents	$77,383	$22,729
Loans	37	39
Investment securities	12	204
Other assets	7,722	6,155
Due from subsidiary	—	3
Investment in subsidiary	657,119	513,701
Total assets	$742,273	$542,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated notes and debentures	$56,155	$5,155
Accrued interest payable	292	14
Accounts payable and accrued liabilities	2,236	4,136
Total liabilities	58,683	9,305
Stockholders’ equity	683,590	533,526
Total liabilities and stockholders’ equity	$742,273	$542,831

BofI Holding, Inc. (Parent Company Only) STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands)	2016	2015	2014
Interest income	$136	$111	$82
Interest expense	1,275	143	143
Net interest (expense) income	(1,139)	(32)	(61)
Provision for loan losses	—	—	—
Net interest (expense) income, after provision for loan losses	(1,139)	(32)	(61)
Non-interest income (loss)	339	(9)	(3)
Non-interest expense	7,345	4,678	3,218
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiary	(8,145)	(4,719)	(3,282)
Dividends from subsidiary	2,900	1,950	2,600
Equity in undistributed earnings of subsidiary	124,536	85,451	56,638
Net income	$119,291	$82,682	$55,956
Comprehensive income	$121,386	$83,649	$56,390

BofI Holding, Inc. (Parent Company Only) STATEMENT OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,291	$82,682	$55,956
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(50)	(69)	(41)
Impairment charge on securities	—	9	56
Accretion of discounts on loans	(6)	(12)	(12)
Gain on sales of loans held for sale	(339)	—	—
Stock-based compensation expense	11,326	6,648	4,358
Tax effect from exercise of common stock options and vesting of restricted stock grants	(2,531)	(5,526)	(4,856)
Equity in undistributed earnings of subsidiary	(124,533)	(85,368)	(72,296)
Decrease (increase) in other assets	(1,289)	(1,972)	(2,400)
Increase (decrease) in other liabilities	(5,247)	(3,702)	(616)
Net cash provided by (used in) operating activities	(3,378)	(7,310)	(19,851)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	531	—	—
Proceeds from principal repayments on loans	8	7	9
Investment in subsidiary	(17,000)	(55,000)	(42,073)
Net cash used in investing activities	(16,461)	(54,993)	(42,064)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	151	781	500
Proceeds from issuance of common stock	21,120	75,985	41,576
Tax effect from exercise of common stock options and vesting of restricted stock grants	2,531	5,526	4,856
Proceeds from issuance of subordinated notes	51,000	—	—
Cash dividends on preferred stock	(309)	(309)	(309)
Net cash provided by (used in) financing activities	74,493	81,983	46,623
NET CHANGE IN CASH AND CASH EQUIVALENTS	54,654	19,680	(15,292)
CASH AND CASH EQUIVALENTS—Beginning of year	22,729	3,049	18,341
CASH AND CASH EQUIVALENTS—End of year	$77,383	$22,729	$3,049

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended in Fiscal Year 2016
(Dollars in thousands)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$86,261	$84,282	$75,935	$71,229
Interest expense	17,106	14,725	12,764	12,101
Net interest income	69,155	69,557	63,171	59,128
Provision for loan losses	1,900	2,000	3,400	2,400
Net interest income after provision for loan losses	67,255	67,557	59,771	56,728
Non-interest income	17,015	23,316	16,220	9,789
Non-interest expense	32,985	29,408	27,445	22,918
Income before income taxes	51,285	61,465	48,546	43,599
Income tax expense	21,558	25,551	20,397	18,098
Net income	$29,727	$35,914	$28,149	$25,501
Net income attributable to common stock	$29,650	$35,837	$28,071	$25,424
Basic earnings per share[1]	$0.46	$0.56	$0.44	$0.40
Diluted earnings per share[1]	$0.46	$0.56	$0.44	$0.40

	Quarters Ended in Fiscal Year 2015
(Dollars in thousands)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$67,567	$62,911	$59,081	$54,805
Interest expense	12,273	12,246	10,970	9,930
Net interest income	55,294	50,665	48,111	44,875
Provision for loan losses	2,900	2,900	2,900	2,500
Net interest income after provision for loan losses	52,394	47,765	45,211	42,375
Non-interest income	10,278	8,366	6,697	5,249
Non-interest expense	20,752	20,343	18,937	17,446
Income before income taxes	41,920	35,788	32,971	30,178
Income tax expense	17,525	14,714	13,599	12,337
Net income	$24,395	$21,074	$19,372	$17,841
Net income attributable to common stock	$24,318	$20,997	$19,294	$17,764
Basic earnings per share[1]	$0.39	$0.34	$0.32	$0.30
Diluted earnings per share[1]	$0.39	$0.34	$0.32	$0.30
1- Common stock amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.