Form 10-Q
period 2016-09-30
BofI Holding, Inc.
filed 2016-10-27
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the Registrant’s common stock on the last practicable date: 63,299,376 shares of common stock, $0.01 par value per share, as of October 21, 2016.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2016	June 30, 2016
ASSETS
Cash and due from banks	$584,754	$486,627
Federal funds sold	14,300	100
Total cash and cash equivalents	599,054	486,727
Securities:
Trading	7,695	7,584
Available-for-sale	444,464	265,447
Held-to-maturity—fair value $202,677 as of June 30, 2016	—	199,174
Stock of the Federal Home Loan Bank, at cost	53,649	57,123
Loans held for sale, carried at fair value	20,611	20,871
Loans held for sale, lower of cost or fair value	30,761	33,530
Loans and leases—net of allowance for loan and lease losses of $37,596 as of September 30, 2016 and $35,826 as of June 30, 2016	6,549,742	6,354,679
Accrued interest receivable	20,172	26,201
Furniture, equipment and software—net	14,732	13,995
Deferred income tax	26,892	39,171
Cash surrender value of life insurance	6,036	5,990
Mortgage servicing rights, carried at fair value	4,855	3,943
Other real estate owned and repossessed vehicles	1,370	252
Other assets	75,010	84,617
TOTAL ASSETS	$7,855,043	$7,599,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$592,007	$588,774
Interest bearing	5,731,805	5,455,277
Total deposits	6,323,812	6,044,051
Securities sold under agreements to repurchase	35,000	35,000
Advances from the Federal Home Loan Bank	655,000	727,000
Subordinated notes and debentures and other	56,511	56,016
Accrued interest payable	2,249	1,667
Accounts payable and other liabilities	60,612	51,980
Total liabilities	7,133,184	6,915,714
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of September 30, 2016 and June 30, 2016	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 64,664,045 shares issued and 63,299,014 shares outstanding as of September 30, 2016; 64,513,494 shares issued and 63,219,392 shares outstanding as of June 30, 2016	647	645
Additional paid-in capital	334,119	331,156
Accumulated other comprehensive income (loss)—net of tax	601	(7,304)
Retained earnings	413,635	384,815
Treasury stock, at cost; 1,365,031 shares as of September 30, 2016 and 1,294,102 shares as of June 30, 2016	(32,206)	(30,785)
Total stockholders’ equity	721,859	683,590
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,855,043	$7,599,304

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$80,619	$65,078
Investments	6,861	6,151
Total interest and dividend income	87,480	71,229
INTEREST EXPENSE:
Deposits	13,514	9,023
Advances from the Federal Home Loan Bank	2,864	2,652
Other borrowings	1,322	426
Total interest expense	17,700	12,101
Net interest income	69,780	59,128
Provision for loan and lease losses	1,900	2,400
Net interest income, after provision	67,880	56,728
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	990	—
Other-than-temporary loss on securities:
Total impairment (losses) gains	(1,281)	(742)
Loss (gain) recognized in other comprehensive income	1,161	624
Net impairment loss recognized in earnings	(120)	(118)
Fair value gain (loss) on trading securities	111	70
Total unrealized (loss) gain on securities	(9)	(48)
Prepayment penalty fee income	1,298	876
Gain on sale – other	1,693	3,696
Mortgage banking income	5,133	1,878
Banking service fees and other income	5,627	3,387
Total non-interest income	14,732	9,789
NON-INTEREST EXPENSE:
Salaries and related costs	19,407	14,322
Professional services	1,354	363
Occupancy and equipment	1,275	913
Data processing and internet	3,172	1,880
Advertising and promotional	2,541	1,628
Depreciation and amortization	1,353	1,008
Real estate owned and repossessed vehicles	158	(74)
FDIC and regulator fees	1,240	1,064
Other general and administrative	2,378	1,814
Total non-interest expense	32,878	22,918
INCOME BEFORE INCOME TAXES	49,734	43,599
INCOME TAXES	20,837	18,098
NET INCOME	$28,897	$25,501
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$28,820	$25,424
COMPREHENSIVE INCOME	$36,802	$26,371
Basic earnings per share[1]	$0.45	$0.40
Diluted earnings per share[1]	$0.45	$0.40
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

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015
NET INCOME	$28,897	$25,501
Other comprehensive income, net of tax:
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $5,736 and $(178) for the three months ended September 30, 2016 and 2015, respectively.	7,805	(236)
Other-than-temporary impairment on held-to-maturity securities recognized in other comprehensive income, net of tax expense (benefit) of $493 and $835 for the three months ended September 30, 2016 and 2015, respectively.	670	1,106
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $420 and $0 for the three months ended September 30, 2016 and 2015, respectively.	(570)	—
Other comprehensive income	7,905	870
Comprehensive income	$36,802	$26,371

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2016	515	$5,063	64,513,494	(1,294,102)	63,219,392	$645	$331,156	$384,815	$(7,304)	$(30,785)	$683,590
Net income	—	—	—	—	—	—	—	28,897	—	—	28,897
Other comprehensive income	—	—	—	—	—	—	—	—	7,905	—	7,905
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Stock-based compensation expense	—	—	—	—	—	—	3,037	—	—	—	3,037
Restricted stock unit vesting and tax benefits	—	—	150,551	(70,929)	79,622	2	(74)	—	—	(1,421)	(1,493)
BALANCE—September 30, 2016	515	$5,063	64,664,045	(1,365,031)	63,299,014	$647	$334,119	$413,635	$601	$(32,206)	$721,859

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,897	$25,501
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(1,013)	(1,233)
Net accretion of discounts on loans and leases	1,725	694
Amortization of borrowing costs	52	—
Stock-based compensation expense	3,037	2,258
Tax benefit from exercise of common stock options and vesting of restricted stock grants	72	(2,323)
Valuation of financial instruments carried at fair value	(111)	(70)
Net gain on sale of investment securities	(990)	—
Impairment charge on securities	120	118
Provision for loan and lease losses	1,900	2,400
Deferred income taxes	5,013	423
Origination of loans held for sale	(235,095)	(272,291)
Unrealized (gain) loss on loans held for sale	(78)	236
Gain on sales of loans held for sale	(6,826)	(5,574)
Proceeds from sale of loans held for sale	243,301	270,533
Change in fair value of mortgage servicing rights	221	145
(Gain) loss on sale of other real estate and foreclosed assets	19	(74)
Depreciation and amortization of furniture, equipment and software	1,353	1,008
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	5,976	(2,096)
Other assets	8,350	2,043
Accrued interest payable	582	(122)
Accounts payable and other liabilities	8,954	19,884
Net cash provided by (used in) operating activities	65,459	41,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(24,700)	(8,989)
Proceeds from sale of available-for-sale mortgage-backed securities	25,844	—
Proceeds from repayment of securities	34,748	14,994
Purchase of stock of Federal Home Loan Bank	(30,237)	(27,591)
Proceeds from redemption of stock of Federal Home Loan Bank	33,711	31,059
Origination of loans and leases for portfolio	(874,769)	(814,017)
Origination of mortgage warehouse loans, net	(50,401)	(11,055)
Proceeds from sales of other real estate owned and repossessed assets	23	599
Principal repayments on loans	727,127	529,453
Net purchases of furniture, equipment and software	(2,090)	(781)
Net cash used in investing activities	(160,744)	(286,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	279,761	303,445
Proceeds from Federal Home Loan Bank advances	161,000	317,000
Repayment of Federal Home Loan Bank advances	(233,000)	(249,000)
Proceeds from exercise of common stock options	—	147
Proceeds from issuance of common stock	—	16,002
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(72)	2,323
Cash dividends on preferred stock	(77)	(77)
Net cash provided by financing activities	207,612	389,840
NET CHANGE IN CASH AND CASH EQUIVALENTS	112,327	144,972
CASH AND CASH EQUIVALENTS—Beginning of year	486,727	222,874
CASH AND CASH EQUIVALENTS—End of period	$599,054	$367,846
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$17,119	$12,223
Income taxes paid	$1,451	$1,595
Transfers to other real estate owned and repossessed vehicles from loans	$1,287	$177
Transfers from loans held for sale to loans held for investment	$2,047	$14,419
Securities transferred from held-to-maturity to available-for-sale portfolio	$194,153	$—

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015
(Dollars in thousands, except per share data)
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, BofI Federal Bank (the “Bank” and collectively with BofI Holding, Inc., the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2016 included in our Annual Report on Form 10-K.

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
Securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has both the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Trading securities refer to certain types of assets that banks hold for resale at a profit or when the Company elects to account for certain securities at fair value. Increases or decreases in the fair value of trading securities are recognized in earnings as they occur. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. During the quarter ended September 30, 2016, the Company elected to reclassify all of its held-to-maturity securities to available-for-sale. See Note 4 – “Securities” for further information.
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
Loans and Leases. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred purchase premiums and discounts, deferred loan origination fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Premiums and discounts on loans purchased as well as loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.

The Company provides equipment financing to its customers through a variety of lease arrangements. The most common arrangement is a direct financing (capital) lease. For direct financing leases, lease receivables are recorded on the balance sheet but the leased property is not, although the Company generally retains legal title to the leased property until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized over the weighted average life of the lease portfolio. Leases acquired in an acquisition are initially measured and recorded at their fair value on the acquisition date. Purchase discounts or premiums on acquired leases are recognized as an adjustment to interest income over the contractual life of the leases using the effective interest method or taken into income when the related leases are paid off. Direct financing leases are subject to our allowance for loans and leases.
Recognition of interest income on all portfolio segments is generally discontinued at the time the loan or lease is 90 days delinquent unless the loan or lease is well secured and in process of collection. Past due status is based on the contractual terms of the loan or lease. In all cases, loans or leases are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not received for loans or leases placed on nonaccrual, is reversed against interest income. Interest received on such loans or leases is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans and leases are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level estimated to provide for probable incurred losses in the loan and lease portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and leases and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan and lease losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible. Allocations of the allowance may be made for specific loans but the entire allowance is available for any loan that, in management’s judgment, should be charged off. See Note 5 of these financial statement footnotes and the financial statement footnotes for the year ended June 30, 2016 included in our Annual Report on Form 10-K for further information.

Brand Partnership Products. The Bank has agreements with H&R Block, Inc. (“H&R Block”) and its wholly-owned subsidiaries that allow the Bank to provide H&R Block-branded financial services products and services. The products and services that represent the primary focus and the majority of transactional volume that the Bank processes are described in detail below.
The first product is Emerald Prepaid MasterCard® services. The Bank entered into agreements to offer this product in August 2015. Under the agreements, the Bank is responsible for the primary oversight and control of the prepaid card programs of a wholly owned subsidiary of H&R Block. The Bank holds the prepaid card customer deposits for those cards issued under the prepaid programs in non-interest bearing accounts and earns a fixed fee paid by H&R Block’s subsidiary for each automated clearing house (“ACH”) transaction processed through the prepaid card customer accounts. A portion of H&R Block’s customers use the Emerald Card as an option to receive federal and state income tax refunds. The prepaid customer deposits are included in non-interest bearing deposit liabilities on the balance sheet of the Company and the ACH fee income is included in the income statement under the line banking service fees and other income.

The second product is Refund Transfer. The Bank entered into agreements to offer this product in August 2015. The Bank is responsible for the primary oversight and control of the refund transfer program of a wholly owned subsidiary of H&R Block. The Bank opens a temporary bank account for each H&R Block customer who is receiving an income tax refund and elects to defer payment of his or her tax preparations fees. After the Internal Revenue Service and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer and the temporary deposit account is closed. The Bank earns a fixed fee paid by H&R Block for each of the H&R Block customers electing a Refund Transfer. The fees are earned primarily in the quarters ending March 31st and are included in the income statement under the line banking service fees and other income.
The third product is Emerald Advance. The Bank entered into agreements to offer this product in August 2015. Under the agreements the Bank is responsible for the underwriting guidelines and credit policies for unsecured consumer lines of credit offered to H&R Block customers. The Bank offers and funds unsecured lines of credit to consumers primarily through the H&R Block tax preparation offices and earns interest income and fee income. The Bank retains 10% of the Emerald Advance and sells the remainder to H&R Block. The lines of credit are included in loans and leases on the balance sheet of the Company and the interest income and fee income are included in the income statement under the line loans and leases interest and dividend income.
The fourth product is an Individual Retirement Account (“IRA”). The Bank entered into agreements to offer this product in August 2015, but the initial offering of this product through H&R Block offices is planned for the upcoming tax season. The Bank is responsible for the primary oversight and control of the IRA product. During a tax preparation session with an H&R Block tax preparer, the customer is given an option to open a traditional IRA or Roth IRA savings account with the Bank. If the customer elects the option to open an account and meets the Bank’s requirements, an account is opened on the Bank’s core operating system under the Bank’s oversight and control. The customer has the option to deposit funds for the IRA through check or ACH. The Bank provides IRA custodial services, earns a nominal fee paid by the customers for any accounts closures or transfers out, and pays customers interest based on their IRA balance. The fees are included in the income statement under the line banking service fees and other income and interest paid is included under the line deposit interest expense.
The fifth product is an interest-free Refund Advance loan. The Bank entered into agreements to offer this product in October 2016. Under the agreements the Bank will perform disbursement and repayment services and provide funding for interest-free Refund Advance loans to H&R Block customers. The Bank, in conjunction with its agreement partners, offers and funds interest-free loans to consumers, secured by the consumer’s tax refund receivable, primarily through the H&R Block tax preparation offices and earns interest income and fee income. The average life of the Refund Advance loan is expected to be ten days. The Bank retains the Refund Advance loans that it funds and will be included in loans and leases on the balance sheet of the Company and the interest income and fee income will be included in the income statement under the line loans and leases interest and dividend income.
New Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2015-03 Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under the amended guidance, debt issuance costs related to a recognized debt liability are required to be presented as deductions from the carrying amounts of the corresponding debt liabilities, consistent with the presentation of debt discounts and premiums. The amended guidance was adopted for the quarter ended September 30, 2016 and applied retrospectively in accordance with the amended guidance, wherein the balance sheet of each individual period presented has been adjusted to reflect the period-specific effects of applying the amended guidance. The adoption of this guidance did not materially impact our consolidated financial position or consolidated results of operations.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. ASU 2016-13 should be applied on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the statement of financial condition as of the date of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The guidance will be effective for the Company’s financial statements that include periods beginning July 1, 2020. Early adoption is permitted beginning July 1, 2019. The Company is currently evaluating the impact of this ASU and the Company expects ASU 2016-13 to have a material impact on the Company’s consolidated financial statements.

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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan and lease losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan and lease loss experience in the local economy in which the bank operates. At September 30, 2016, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 16.5% of all banks in the collateral pools, compared to 15.4% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At September 30, 2016, the Company used a weighted average discount margin of 475 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic activity, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at September 30, 2016 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $882. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $1,032.
Securities—available-for-sale and held-to-maturity. Available-for-sale (“AFS”) securities are recorded at fair value and consist of residential mortgage-backed securities (“RMBS”) issued by U.S. agencies, non-agencies, collateralized loan obligations, and municipals. Held-to-maturity (“HTM”) securities are recorded at amortized cost and consist of RMBS issued by U.S. agencies, RMBS issued by non-agencies, and municipals. Fair value for U.S. agency securities is generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available-for-sale or held-to-maturity.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. For each security, the Company inputs a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of each security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The national unemployment rate announced prior to the end of the period covered by this report (reported for August 2016) was 4.9%, down from the high of 10.0% in October 2009. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at September 30, 2016 are from 40.0% up to 68.7% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at September 30, 2016 are from 1.5% up to 20.9% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at September 30, 2016, the Company computed its discount rates as a spread between 243 and 667 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
The Bank’s estimate of fair value for non-agency securities using Level 3 pricing is highly subjective and is based on the Bank’s estimate of voluntary prepayments, default rates, severities and discount margins, which are forecasted monthly over the remaining life of the security. Changes in one or more of these assumptions can cause a significant change in the estimated fair value. For further details see the table later in this note that summarizes quantitative information about Level 3 fair value measurements.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and June 30, 2016. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,695	$7,695
Securities—Available-for-Sale:
Agency RMBS	$—	$46,930	$—	$46,930
Non-Agency RMBS	—	—	133,169	133,169
Municipal	—	67,032	—	67,032
Other Debt Securities	—	197,333	—	197,333
Total—Securities—Available-for-Sale	$—	$311,295	$133,169	$444,464
Loans Held for Sale	$—	$20,611	$—	$20,611
Mortgage Servicing Rights	$—	$—	$4,855	$4,855
Other assets – Derivative Instruments	$—	$—	$2,677	$2,677
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$491	$491

	June 30, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,584	$7,584
Securities—Available-for-Sale:
Agency RMBS	$—	$33,722	$—	$33,722
Non-Agency RMBS	—	—	9,364	9,364
Municipal	—	34,719	—	34,719
Other Debt Securities	—	187,642	—	187,642
Total—Securities—Available-for-Sale	$—	$256,083	$9,364	$265,447
Loans Held for Sale	$—	$20,871	$—	$20,871
Mortgage Servicing Rights	$—	$—	$3,943	$3,943
Other assets – Derivative Instruments	$—	$—	$2,202	$2,202
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$884	$884

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2016
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$7,584	$9,364	$3,943	$1,318	$22,209
Transfers into Level 3	—	124,547	—	—	124,547
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	701	—	—	701
Included in earnings—Fair value gain (loss) on trading securities	111	—	—	—	111
Included in earnings—Mortgage banking income	—	—	(221)	868	647
Included in other comprehensive income	—	7,533	—	—	7,533
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	1,133	—	1,133
Sales	—	(6,399)	—	—	(6,399)
Settlements	—	(2,457)	—	—	(2,457)
Other-than-temporary impairment	—	(120)	—	—	(120)
Closing balance	$7,695	$133,169	$4,855	$2,186	$147,905

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$111	$701	$(221)	$868	$1,459

	For the Three Months Ended
	September 30, 2015
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$7,832	$26,633	$2,098	$2,261	$38,824
Transfers into Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	—	—	—	—
Included in earnings—Fair value gain on trading securities	70	—	—	—	70
Included in earnings—Mortgage banking income	—	—	(145)	(1,243)	(1,388)
Included in other comprehensive income	—	(246)	—	—	(246)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	734	—	734
Sales	—	—	—	—	—
Settlements	—	(1,359)	—	—	(1,359)
Other-than-temporary impairment	—	(35)	—	—	(35)
Closing balance	$7,902	$24,993	$2,687	$1,018	$36,600

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$70	$—	$(145)	$(1,243)	$(1,318)

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	September 30, 2016
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$7,695	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	11.7 to 21.0% (16.2%) 4.75 to 4.75% (4.75%)
Securities – Available-for-Sale: Non-agency RMBS	$133,169	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 27.6% (13.4%) 1.5 to 20.9% (6.1%) 40.0 to 68.7% (56.1%) 2.4 to 6.7% (3.5%)
Mortgage Servicing Rights	$4,855	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	8.9 to 26.8% (11.3%) 2.3 to 7.0 (6.0) 9.5 to 10.5% (9.5%)
Derivative Instruments, net	$2,186	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.4 to 0.7% (0.6%)

	June 30, 2016
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$7,584	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	11.7 to 21.0% (16.5%) 5.0 to 5.0% (5.0%)
Securities – Available-for-Sale: Non-agency RMBS	$9,364	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	9.1 to 20.6% (14.2%) 1.5 to 13.6% (6.1%) 40.0 to 68.8% (51.5%) 2.5 to 2.9% (2.8%)
Mortgage Servicing Rights	$3,943	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.8 to 21.8% (10.6%) 3.5 to 7.1 (6.2) 9.5 to 10.5% (9.5%)
Derivative Instruments, net	$1,318	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.4%)

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Interest income on investments	$73	$58
Fair value adjustment	111	70
Total	$184	$128

The table below summarizes assets measured for impairment on a non-recurring basis:

	September 30, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$35,359	$35,359
Home equity	—	—	32	32
Multifamily real estate secured	—	—	5,733	5,733
Commercial real estate secured	—	—	232	232
Auto and RV secured	—	—	308	308
Other	—	—	575	575
Total	$—	$—	$42,239	$42,239
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$1,231	$1,231
Multifamily real estate	—	—	99	99
Autos and RVs	—	—	40	40
Total	$—	$—	$1,370	$1,370

	June 30, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$28,610	$28,610
Home equity	—	—	33	33
Multifamily real estate secured	—	—	2,218	2,218
Commercial real estate secured	—	—	254	254
Auto and RV secured	—	—	278	278
Other	—	—	676	676
Total	$—	$—	$32,069	$32,069
Other real estate owned and foreclosed assets:
Multifamily real estate	—	—	207	207
Autos and RVs	—	—	45	45
Total	$—	$—	$252	$252
HTM Securities – Non-Agency RMBS	$—	$—	$79,164	$79,164

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $42,239, after charge-offs of $96 for the three months ended September 30, 2016, and life to date charge-offs of $5,009. Impaired loans had a related allowance of $1,244 at September 30, 2016.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $1,370 after charge-offs of $113 for the three months ended September 30, 2016.
Held-to-maturity securities measured for impairment on a non-recurring basis had no fair value and no carrying amount at September 30, 2016, with no net impairment charges to income and no changes to other comprehensive income during the three months ended September 30, 2016. The Company recognized net impairment charges to income of $83 and an increase in other comprehensive increase of $2,531 for the three months ended September 30, 2015. These held-to-maturity securities are valued using Level 3 inputs.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2016 and June 30, 2016.
As of September 30, 2016 and June 30, 2016, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	September 30, 2016	June 30, 2016
Aggregate fair value	$20,611	$20,871
Contractual balance	19,887	20,226
Unrealized gain	$724	$645
The total amount of unrealized gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Interest income	$137	$272
Change in fair value	(946)	(1,006)
Total	$(809)	$(734)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2016
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$35,359	Sales comparison approach	Adjustment for differences between the comparable sales	-47.7 to 32.8% (-1.9%)
Home equity	$32	Sales comparison approach	Adjustment for differences between the comparable sales	-7.8 to 7.2% (-0.3%)
Multifamily real estate secured	$5,733	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-46.2 to 28.0% (-7.6%)
Commercial real estate secured	$232	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	0.0 to 23.6% (11.8%)
Auto and RV secured	$308	Sales comparison approach	Adjustment for differences between the comparable sales	-39.9 to 36.2% (-6.6%)
Other	$575	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) 6.6 to 8.0% (7.3%)
Other real estate owned and foreclosed assets:
Single family real estate	$1,231	Sales comparison approach	Adjustment for differences between the comparable sales	-16.5 to 6.9% (-4.8%)
Multifamily real estate	$99	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, Capitalization rate	-16.7 to 29.2% (6.3%)
Autos and RVs	$40	Sales comparison approach	Adjustment for differences between the comparable sales	-6.4 to 13.9% (3.3%)
_______________________
1 For impaired loans, other real estate owned and foreclosed assets the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

	June 30, 2016
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$28,610	Sales comparison approach	Adjustment for differences between the comparable sales	-40.6 to 69.5% (6.2%)
Home equity	$33	Sales comparison approach	Adjustment for differences between the comparable sales	-27.2 to 0.0% (-11.1%)
Multifamily real estate secured	$2,218	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-29.7 to 58.0% (3.0%)
Commercial real estate secured	$254	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	0.0 to 66.7% (33.3%)
Auto and RV secured	$278	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 22.8% (10.6%)
Other	$676	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) 6.6 to 8.0% (7.3%)
Other real estate owned and foreclosed assets:
Multifamily real estate	$207	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	0.0 to 25.0% (12.5%)
Autos and RVs	$45	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 20.6% (10.2%)
HTM Securities – Non-Agency RMBS	$79,164	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.6 to 48.8% (12.0%) 1.5 to 17.8% (5.7%) 40.0 to 65.9% (56.5%) 2.9 to 8.2% (5.7%)
_______________________
1 For impaired loans, other real estate owned and foreclosed assets the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at September 30, 2016 and June 30, 2016 were as follows:

	September 30, 2016
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$599,054	$599,054	$—	$—	$599,054
Securities trading	7,695	—	—	7,695	7,695
Securities available-for-sale	444,464	—	311,295	133,169	444,464
Loans held for sale, at fair value	20,611	—	20,611	—	20,611
Loans held for sale, at lower of cost or fair value	30,761	—	—	31,247	31,247
Loans and leases held for investment—net	6,549,742	—	—	6,821,944	6,821,944
Accrued interest receivable	20,172	—	—	20,172	20,172
Mortgage servicing rights	4,855	—	—	4,855	4,855
Financial liabilities:
Time deposits and savings	6,323,812	—	6,163,966	—	6,163,966
Securities sold under agreements to repurchase	35,000	—	35,974	—	35,974
Advances from the Federal Home Loan Bank	655,000	—	671,645	—	671,645
Subordinated notes and debentures and other	56,511	—	58,084	—	58,084
Accrued interest payable	2,249	—	2,249	—	2,249

	June 30, 2016
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$486,727	$486,727	$—	$—	$486,727
Securities trading	7,584	—	—	7,584	7,584
Securities available-for-sale	265,447	—	256,083	9,364	265,447
Securities held-to-maturity	199,174	—	77,415	125,262	202,677
Loans held for sale, at fair value	20,871	—	20,871	—	20,871
Loans held for sale, at lower of cost or fair value	33,530	—	—	33,530	33,530
Loans and leases held for investment—net	6,354,679	—	—	6,640,918	6,640,918
Accrued interest receivable	26,201	—	—	26,201	26,201
Mortgage servicing rights	3,943	—	—	3,943	3,943
Financial liabilities:
Time deposits and savings	6,044,051	—	5,946,991	—	5,946,991
Securities sold under agreements to repurchase	35,000	—	36,391	—	36,391
Advances from the Federal Home Loan Bank	727,000	—	747,940	—	747,940
Subordinated notes and debentures and other	56,016	—	58,299	—	58,299
Accrued interest payable	1,667	—	1,667	—	1,667
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
The amortized cost, carrying amount and fair value for the major categories of securities: trading, available-for-sale, and held-to-maturity at September 30, 2016 and June 30, 2016 were:

	September 30, 2016
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$46,059	$936	$(65)	$46,930	$—	$—	$—	$—
Non-agency[2]	—	126,563	10,351	(3,745)	133,169	—	—	—	—
Total mortgage-backed securities	—	172,622	11,287	(3,810)	180,099	—	—	—	—
Other debt securities:
Municipal	—	61,559	5,535	(62)	67,032	—	—	—	—
Non-agency	7,695	195,443	2,010	(120)	197,333	—	—	—	—
Total other debt securities	7,695	257,002	7,545	(182)	264,365	—	—	—	—
Total debt securities	$7,695	$429,624	$18,832	$(3,992)	$444,464	$—	$—	$—	$—

	June 30, 2016
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$33,256	$489	$(23)	$33,722	$35,067	$843	$(1)	$35,909
Non-agency[2]	—	9,043	321	—	9,364	128,211	7,095	(10,044)	125,262
Total mortgage-backed securities	—	42,299	810	(23)	43,086	163,278	7,938	(10,045)	161,171
Other debt securities:
Municipal	—	34,543	185	(10)	34,718	35,896	5,610	—	41,506
Non-agency	7,584	186,316	1,501	(174)	187,643	—	—	—	—
Total other debt securities	7,584	220,859	1,686	(184)	222,361	35,896	5,610	—	41,506
Total debt securities	$7,584	$263,158	$2,496	$(207)	$265,447	$199,174	$13,548	$(10,045)	$202,677
__________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

During the quarter ended September 30, 2016, the Company elected to reclassify all of its HTM securities to AFS. While the Company has the ability to hold those transferred securities to maturity and as of September 30, 2016 does not intend to sell the securities, the Company concluded that there are now sufficient uncertainties associated with i) future fiscal and monetary policy resulting from domestic and international political changes, ii) future interpretations and applications of new accounting principles and regulatory guidance; iii) the pace of future market interest rate increases given that market interest rates remain at historical lows, all of which could, depending upon the outcomes, change the Company’s intent to hold its securities. Under Accounting Standards Codification 320-10 Investments—Debt Securities, there are very limited exceptions that allow an entity to reclassify or sell one or more securities from HTM and still use the HTM classification for any remaining securities. The Company concluded that such exceptions may not apply to all results and elected to reclassify all HTM securities to AFS understanding that such reclassification will immediately eliminate the Company’s ability to use the HTM classification for its securities portfolio for a period of time not to be less than one year. The Company will perform periodic assessments in the future to determine whether the above referenced uncertainties have been resolved and that management has the positive intent and ability to hold securities until maturity. The net carrying amount of the securities reclassified in September 2016 from HTM to AFS was $194,153 and the fair value of AFS securities at September 30, 2016 is reflected in the Unaudited Condensed Consolidated Balance Sheets. The reclassification resulted in an unrealized gain recognized through other comprehensive income of $3,618 in the Unaudited Condensed Consolidated Statements of Comprehensive Income.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $133,169 at September 30, 2016 consists of seventy-three different issues of super senior securities with a fair value of $130,490, two mezzanine z-tranche securities, negative-amortizing support tranches, with a fair value of $36 collateralized by seasoned prime and Alt-A first-lien mortgages and one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition, with a fair value of $2,643. The Company acquired its mezzanine z-tranche securities in fiscal 2010 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310-30”). Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310-30. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired. The security had no other-than temporary loss for three months ended September 30, 2016 and no charge was recorded for the fiscal 2016 year. At September 30, 2016 the security had a remaining contractual par value of zero dollars and amortizable and non-amortizable premium are currently projected to be zero dollars and $2,472, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at September 30, 2016 and June 30, 2016 were $24,310 and $39,961 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2016
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$19,458	$(50)	$2,463	$(15)	$21,921	$(65)	$—	$—	$—	$—	$—	$—
Non-agency	3,535	(21)	31,123	(3,724)	34,658	(3,745)	—	—	—	—	—	—
Total RMBS securities	22,993	(71)	33,586	(3,739)	56,579	(3,810)	—	—	—	—	—	—
Other Debt:
Municipal Debt	13,508	(62)	—	—	13,508	(62)	—	—	—	—	—	—
Non-agency	16,201	(77)	14,718	(43)	30,919	(120)	—	—	—	—	—	—
Total Other Debt	29,709	(139)	14,718	(43)	44,427	(182)	—	—	—	—	—	—
Total debt securities	$52,702	$(210)	$48,304	$(3,782)	$101,006	$(3,992)	$—	$—	$—	$—	$—	$—

	June 30, 2016
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$5,094	$(23)	$5,094	$(23)	$129	$(1)	$—	$—	$129	$(1)
Non-agency	—	—	—	—	—	—	15,011	(419)	53,372	(9,625)	68,383	(10,044)
Total RMBS securities	—	—	5,094	(23)	5,094	(23)	15,140	(420)	53,372	(9,625)	68,512	(10,045)
Other Debt:
Municipal Debt	10,267	(10)		—	10,267	(10)	—	—	—	—	—	—
Non-agency	5,566	(5)	16,963	(169)	22,529	(174)	—	—	—	—	—	—
Total Other Debt	15,833	(15)	16,963	(169)	32,796	(184)	—	—	—	—	—	—
Total debt securities	$15,833	$(15)	$22,057	$(192)	$37,890	$(207)	$15,140	$(420)	$53,372	$(9,625)	$68,512	$(10,045)

There were 19 securities that were in a continuous loss position at September 30, 2016 for a period of more than 12 months. There were 26 securities that were in a continuous loss position at June 30, 2016 for a period of more than 12 months.

The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Beginning balance	$(20,865)	$(20,503)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	(95)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(120)	(23)
Credit losses realized for securities sold	374	—
Ending balance	$(20,611)	$(20,621)

At September 30, 2016, non-agency RMBS with a total carrying amount of $90,427 were determined to have cumulative credit losses of $20,611 of which $120 was recognized in earnings during the three months ended September 30, 2016. This quarter’s other-than-temporary impairment of $120 is related to two non-agency RMBS with a total carrying amount of $3,959. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the non-credit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the non-credit component as a charge to other comprehensive income, net of the related income tax benefit.
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
The gross gains and losses realized through earnings upon the sale of available-for-sale securities for the three months ended September 30, 2016 were as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Proceeds	$25,675	$—
Gross realized gains	990	—
Net realized gain on securities	$990	$—

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	September 30, 2016	June 30, 2016
Available-for-sale debt securities—net unrealized gains	$14,840	$2,288
Available-for-sale debt securities—non-credit related losses	(13,104)	(138)
Held-to-maturity debt securities—non-credit related losses	—	(14,129)
Subtotal	1,736	(11,979)
Tax (expense) benefit	(1,135)	4,675
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$601	$(7,304)

The expected maturity distribution including repayments of the Company’s mortgage-backed securities and other debt securities classified as trading, available-for-sale and held-to-maturity at September 30, 2016 were:

	September 30, 2016
	Trading	Available for sale		Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Fair Value	Carrying Amount	Fair Value
RMBS—U.S. agencies:
Due within one year	$—	$2,556	$2,617	$—	$—
Due one to five years	—	9,042	9,276	—	—
Due five to ten years	—	9,118	9,377	—	—
Due after ten years	—	25,343	25,660	—	—
Total RMBS—U.S. agencies	—	46,059	46,930	—	—
RMBS—Non-agency:
Due within one year	—	18,117	19,101	—	—
Due one to five years	—	49,854	52,779	—	—
Due five to ten years	—	33,967	35,794	—	—
Due after ten years	—	24,625	25,495	—	—
Total RMBS—Non-agency	—	126,563	133,169	—	—
Other debt:
Due within one year	—	92,438	92,972	—	—
Due one to five years	—	103,527	104,673	—	—
Due five to ten years	—	6,832	6,954	—	—
Due after ten years	7,695	54,205	59,766	—	—
Total other debt	7,695	257,002	264,365	—	—
Total	$7,695	$429,624	$444,464	$—	$—

5.	LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2016	June 30, 2016
Single family real estate secured:
Mortgage	$3,723,490	$3,678,520
Home equity	2,223	2,470
Warehouse and other[1]	574,455	537,714
Multifamily real estate secured	1,402,485	1,373,216
Commercial real estate secured	136,482	121,746
Auto and RV secured	93,763	73,676
Factoring	120,502	98,275
Commercial & Industrial	551,180	514,300
Other	1,167	2,542
Total gross loans and leases	6,605,747	6,402,459
Allowance for loan and lease losses	(37,596)	(35,826)
Unaccreted discounts and loan and lease fees	(18,409)	(11,954)
Total net loans and leases	$6,549,742	$6,354,679

1.	The balance of single family warehouse loans was $223,549 at September 30, 2016 and $173,148 at June 30, 2016. The remainder of the balance is attributable to single family lender finance loans.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at September 30, 2016, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
Allowance for Loan and Lease Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provides general loan loss reserves for its automobile (“auto”) and recreational vehicle (“RV”) loans based upon the borrower credit score and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at September 30, 2016 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $93,455 of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $35,960; 715 – 769: $33,871; 700 – 714: $10,182; 660 – 699: $11,392 and less than 660: $2,050.
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
The Company had $3,688,131 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,951,822; 61% – 70%: $1,367,172; 71% – 80%: $368,936; and greater than 80%: $201.
The Company had $1,396,752 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $648,896; 56% – 65%: $451,631; 66% – 75%: $283,732; 76% – 80%: $12,493 and greater than 80%: $0.
The Company had $136,250 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $61,636; 51% – 60%: $30,181; 61% – 70%: $38,677; and 71% – 80%: $5,756.
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

The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	For the Three Months Ended September 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2016	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826
Provision for loan and lease loss	799	(5)	(131)	(16)	58	326	49	781	39	1,900
Charge-offs	(27)	—	—	—	(23)	(73)	—	—	(102)	(225)
Recoveries	45	4	—	—	—	46	—	—	—	95
Balance at September 30, 2016	$19,483	$22	$2,554	$3,922	$917	$1,914	$294	$8,411	$79	$37,596

	For the Three Months Ended September 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other/Consumer	Total
Balance at July 1, 2015	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Provision for loan and lease loss	2,507	(36)	178	(183)	(454)	497	50	(219)	60	2,400
Charge-offs	(16)	(1)	—	—	—	(150)	—	—	—	(167)
Recoveries	158	9	—	—	312	39	—	—	—	518
Balance at September 30, 2015	$16,313	$94	$2,057	$4,180	$961	$1,339	$342	$5,663	$129	$31,078

The following tables present our loans and leases evaluated individually for impairment by class:

	September 30, 2016
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$8,989	$753	$8,236	$799	$9,035	$—
Purchased	5,609	2,106	3,503	123	3,626	—
Multifamily Real Estate Secured:
Purchased	2,507	1,136	1,371	—	1,371	—
Commercial Real Estate Secured:
Purchased	630	398	232	81	313	—
Auto and RV Secured:
In-house originated	870	616	254	12	266	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	21,801	—	21,801	12	21,813	1,125
Purchased	1,819	—	1,819	5	1,824	40
Home Equity:
In-house originated	32	—	32	—	32	1
Multifamily Real Estate Secured:
In-house originated	4,362	—	4,362	38	4,400	20
Auto and RV Secured:
In-house originated	54	—	54	4	58	2
Other	575	—	575	—	575	56
Total	$47,248	$5,009	$42,239	$1,074	$43,313	$1,244
As a % of total gross loans and leases	0.72%	0.08%	0.64%	0.02%	0.66%	0.02%

	June 30, 2016
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$8,989	$727	$8,262	$657	$8,919	$—
Purchased	5,852	2,132	3,720	110	3,830	—
Multifamily Real Estate Secured:
Purchased	2,520	1,093	1,427	—	1,427	—
Commercial Real Estate Secured:
Purchased	629	375	254	61	315	—
Auto and RV Secured:
In-house originated	902	663	239	10	249	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	14,696	—	14,696	65	14,761	575
Purchased	1,932	—	1,932	5	1,937	46
Home Equity:
In-house originated	33	—	33	—	33	1
Multifamily Real Estate Secured:
In-house originated	791	—	791	65	856	1
Auto and RV Secured:
In-house originated	39	—	39	4	43	2
Consumer and Other	676		676	—	676	67
Total	$37,059	$4,990	$32,069	$977	$33,046	$692
As a % of total gross loans and leases	0.58%	0.08%	0.50%	0.02%	0.52%	0.01%

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	September 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment	$1,165	$1	$—	$20	$—	$2	$—	$—	$56	$1,244
Collectively evaluated for impairment	18,318	21	2,554	3,902	917	1,912	294	8,411	23	36,352
Total ending allowance balance	$19,483	$22	$2,554	$3,922	$917	$1,914	$294	$8,411	$79	$37,596
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$35,359	$32	$—	$5,733	$232	$308	$—	$—	$575	$42,239
Loans and leases collectively evaluated for impairment	3,688,131	2,191	574,455	1,396,752	136,250	93,455	120,502	551,180	592	6,563,508
Principal loan and lease balance	3,723,490	2,223	574,455	1,402,485	136,482	93,763	120,502	551,180	1,167	6,605,747
Unaccreted discounts and loan and lease fees	12,520	27	(1,948)	4,311	692	1,232	(36,991)	1,761	(13)	(18,409)
Accrued interest receivable	8,415	1	2,078	4,273	339	192	258	2,035	—	17,591
Total recorded investment in loans and leases	$3,744,425	$2,251	$574,585	$1,411,069	$137,513	$95,187	$83,769	$554,976	$1,154	$6,604,929
________________
1. Loans and leases evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment	$621	$1	$—	$1	$—	$2	$—	$—	$67	$692
Collectively evaluated for impairment	18,045	22	2,685	3,937	882	1,613	245	7,630	75	35,134
Total ending allowance balance	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$28,610	$33	$—	$2,218	$254	$278	$—	$—	$676	$32,069
Loans and leases collectively evaluated for impairment	3,649,910	2,437	537,714	1,370,998	121,492	73,398	98,275	514,300	1,866	6,370,390
Principal loan and lease balance	3,678,520	2,470	537,714	1,373,216	121,746	73,676	98,275	514,300	2,542	6,402,459
Unaccreted discounts and loan and lease fees	13,142	24	(2,200)	3,957	542	975	(30,533)	2,172	(33)	(11,954)
Accrued interest receivable	12,460	2	1,870	5,409	389	169	327	2,202	3	22,831
Total recorded investment in loans and leases	$3,704,122	$2,496	$537,384	$1,382,582	$122,677	$74,820	$68,069	$518,674	$2,512	$6,413,336
________________
1. Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans and leases consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2016	June 30, 2016
Single Family Real Estate Secured:
Mortgage:
In-house originated	$30,037	$22,958
Purchased	5,114	5,442
Home Equity:
In-house originated	32	33
Multifamily Real Estate Secured:
In-house originated	4,362	791
Purchased	1,371	1,427
Commercial Real Estate Secured:
Purchased	232	254
Total non-performing loans secured by real estate	41,148	30,905
Auto and RV Secured	308	278
Consumer and Other	575	676
Total non-performing loans and leases	$42,031	$31,859
Non-performing loans and leases to total loans and leases	0.64%	0.50%

The Company has no loans and leases over 90 days delinquent that are still accruing interest at September 30, 2016. Approximately 83.63% of the Company’s non-performing loans and leases are single family first mortgages already written down to 52.84% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans and leases that are performing and non-performing by portfolio class:

	September 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,688,339	$2,191	$574,455	$1,396,752	$136,250	$93,455	$120,502	$551,180	$592	$6,563,716
Non-performing	35,151	32	—	5,733	232	308	—	—	575	42,031
Total	$3,723,490	$2,223	$574,455	$1,402,485	$136,482	$93,763	$120,502	$551,180	$1,167	$6,605,747

	June 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,650,120	$2,437	$537,714	$1,370,998	$121,492	$73,398	$98,275	$514,300	$1,866	$6,370,600
Non-performing	28,400	33	—	2,218	254	278	—	—	676	31,859
Total	$3,678,520	$2,470	$537,714	$1,373,216	$121,746	$73,676	$98,275	$514,300	$2,542	$6,402,459

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	September 30, 2016
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,623,713	$64,626	$3,688,339	$1,303,347	$93,405	$1,396,752	$124,197	$12,053	$136,250
Non-performing	30,037	5,114	35,151	4,362	1,371	5,733	—	232	232
Total	$3,653,750	$69,740	$3,723,490	$1,307,709	$94,776	$1,402,485	$124,197	$12,285	$136,482

	June 30, 2016
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,578,629	$71,491	$3,650,120	$1,270,379	$100,619	$1,370,998	$109,370	$12,122	$121,492
Non-performing	22,958	5,442	28,400	791	1,427	2,218	—	254	254
Total	$3,601,587	$76,933	$3,678,520	$1,271,170	$102,046	$1,373,216	$109,370	$12,376	$121,746

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

Approximately 8.02% of our non-performing loans and leases at September 30, 2016 were considered TDRs, compared to 9.63% at June 30, 2016. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan and lease category to the performing loan and lease category and any previously deferred interest income is recognized.

The Company classifies these loans as performing loans temporarily modified as TDR and are included in impaired loans and leases as follows:

	September 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$208	$—	$—	$—	$—	$—	$—	$—	$—	$208
Non-performing loans and leases	35,151	32	—	5,733	232	308	—	—	575	42,031
Total impaired loans and leases	$35,359	$32	$—	$5,733	$232	$308	$—	$—	$575	$42,239

	June 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$210	$—	$—	$—	$—	$—	$—	$—	$—	$210
Non-performing loans and leases	28,400	33	—	2,218	254	278	—	—	676	31,859
Total impaired loans and leases	$28,610	$33	$—	$2,218	$254	$278	$—	$—	$676	$32,069

The Company recognizes interest on performing loans temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended September 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3
Average balances of performing TDRs	$209	$—	$—	$—	$—	$—	$—	$—	$—	$209
Average balances of impaired loans	$31,985	$33	$—	$3,976	$243	$293	$—	$—	$626	$37,156

	For the Three Months Ended September 30, 2015
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2
Average balances of performing TDRs	$216	$—	$—	$—	$—	$—	$—	$—	$—	$216
Average balances of impaired loans	$23,140	$9	$—	$5,341	$1,923	$398	$—	$—	$—	$30,811

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

The following table presents the composition of the Company’s loan and lease portfolio by credit quality indicators:

	September 30, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,613,267	$8,668	$31,435	$380	$3,653,750
Purchased	64,069	252	5,419	—	69,740
Home Equity:
In-house originated	2,174	17	32	—	2,223
Warehouse and other:
In-house originated	573,394	1,061	—	—	574,455
Multifamily Real Estate Secured:
In-house originated	1,298,921	1,736	7,052	—	1,307,709
Purchased	92,358	—	2,418	—	94,776
Commercial Real Estate Secured:
In-house originated	124,197	—	—	—	124,197
Purchased	10,052	2,001	232	—	12,285
Auto and RV Secured:
In-house originated	93,359	95	309	—	93,763
Factoring	120,502	—	—	—	120,502
Commercial & Industrial	550,866	314	—	—	551,180
Other	563	29	575	—	1,167
Total	$6,543,722	$14,173	$47,472	$380	$6,605,747
As a % of total gross loans and leases	99.1%	0.2%	0.7%	—%	100.0%

	June 30, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,563,430	$10,938	$27,219	$—	$3,601,587
Purchased	71,111	—	5,822	—	76,933
Home Equity:
In-house originated	2,420	17	33	—	2,470
Warehouse and other:
In-house originated	534,868	2,846	—	—	537,714
Multifamily Real Estate Secured:
In-house originated	1,262,384	4,721	4,065	—	1,271,170
Purchased	96,792	2,769	2,485	—	102,046
Commercial Real Estate Secured:
In-house originated	109,370	—	—	—	109,370
Purchased	10,110	2,012	254	—	12,376
Auto and RV Secured:
In-house originated	73,192	97	387	—	73,676
Factoring	98,275	—	—	—	98,275
Commercial & Industrial	513,310	—	990	—	514,300
Other	1,715	151	676	—	2,542
Total	$6,336,977	$23,551	$41,931	$—	$6,402,459
As a % of total gross loans and leases	99.0%	0.4%	0.6%	—%	100.0%

The Company considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. The Company also evaluates credit quality based on the aging status of its loans and leases. The following table provides the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the period indicated:

	September 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$6,292	$3,689	$24,257	$34,238
Purchased	1,007	64	2,376	3,447
Home equity:
In-house originated	—	16	29	45
Multifamily real estate secured:
In-house originated	3,009	—	1,353	4,362
Commercial real estate secured:
Purchased	—	—	232	232
Auto and RV secured	375	95	104	574
Other	29	29	575	633
Total	$10,712	$3,893	$28,926	$43,531
As a % of total gross loans and leases	0.16%	0.06%	0.44%	0.66%

	June 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$5,192	$1,866	$21,722	$28,780
Purchased	572	—	2,538	3,110
Home equity
In-house originated	—	17	29	46
Multifamily real estate secured
In-house originated	3,594	—	791	4,385
Commercial real estate secured
Purchased	—	—	254	254
Auto and RV secured
In-house originated	200	136	104	440
Commercial and industrial	142	—	—	142
Other	62	151	676	889
Total	$9,762	$2,170	$26,114	$38,046
As a % of total gross loans and leases	0.15%	0.03%	0.41%	0.59%

6.	SUBORDINATED NOTES AND DEBENTURES
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

Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of subordinated debentures (the “Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole, but not in part, on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of 3 months LIBOR plus 2.4% for a rate of 3.22% as of September 30, 2016, with interest paid quarterly starting February 16, 2005.
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
Stock Options. At September 30, 2016 and June 30, 2016 there were no outstanding stock options and all expense related to stock option grants has been fully recognized.
Restricted Stock and Restricted Stock Units. Employees and directors are eligible to receive grants of restricted stock and restricted stock units. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.

During the three months ended September 30, 2016 and 2015, the Company granted 659,298 and 104,941 restricted stock units, to employees and directors, respectively. Restricted stock unit awards (“RSUs”) granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the three months ended September 30, 2016 and September 30, 2015 include stock award expense of $3,037 and $2,258, with total income tax benefit of $1,273 and $938, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2016, unrecognized compensation expense related to non-vested awards aggregated to $29,162 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2017	$10,212
2018	10,759
2019	6,462
2020	1,729
Total	$29,162

The following table presents the status and changes in restricted stock unit grants for the periods indicated:

	Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2015	1,135,088	$17.01
Granted	615,834	26.60
Vested	(536,528)	16.14
Canceled	(154,668)	18.70
Non-vested balance at June 30, 2016	1,059,726	$22.53
Granted	659,298	19.44
Vested	(150,551)	20.81
Canceled	(22,074)	19.23
Non-vested balance at September 30, 2016	1,546,399	$21.43
The total fair value of shares vested for the three months ended September 30, 2016 and September 30, 2015 was $2,996 and $5,492.

8.	EARNINGS PER SHARE (“EPS”)
Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in the Company’s earnings.

The following table presents the calculation of basic and diluted EPS as adjusted to reflect the effects of the Stock Split:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2016	2015
Earnings Per Common Share[1]
Net income	$28,897	$25,501
Preferred stock dividends	(77)	(77)
Net income attributable to common shareholders	$28,820	$25,424
Average common shares issued and outstanding	63,284,174	62,483,856
Average unvested RSU shares	1,305,159	1,187,660
Total qualifying shares	64,589,333	63,671,516
Earnings per common share	$0.45	$0.40
Diluted Earnings Per Common Share[1]
Net income attributable to common shareholders	$28,820	$25,424
Dilutive net income attributable to common shareholders	$28,820	$25,424
Average common shares issued and outstanding	64,589,333	63,671,516
Dilutive effect of stock options	—	21,320
Total dilutive common shares issued and outstanding	64,589,333	63,692,836
Diluted earnings per common share	$0.45	$0.40
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
At September 30, 2016, the Company had commitments to originate $102,504 in fixed rate loans and leases and $399,577 in variable rate loans, totaling an aggregate outstanding principal balance of $502,081. Our fixed rate loan and lease commitments to originate had rates ranging from 2.38% to 7.95%. At September 30, 2016, the Company also had commitments to sell $84,335 in fixed rate loans and $1,515 in variable rate loans, totaling an aggregate outstanding principal balance of $85,850.
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
In addition to the Class Action, two separate shareholder derivative actions were filed in December, 2015, purportedly on behalf of the Company. The first derivative action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second derivative action, Dow v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. A third derivative action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016, a fourth derivative action, Yong v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 29, 2016, and a fifth derivative action, Laborers Pension Trust Fund of Northern Nevada v. Allrich et al, was filed in the United States District Court for the Southern District of California on February 2, 2016. Each of these five derivative actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs in these derivative actions seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees. On June 9, 2016, the United States District Court for the Southern District of California ordered the four above-referenced cases pending before it to be consolidated, appointed lead counsel in the consolidated action, and ordered the parties to meet and confer regarding a schedule for the filing of a consolidated complaint and defendants’ response to the complaint. Pursuant to the June 9, 2016 order, counsel have met and conferred regarding proposals for (a) the time for plaintiffs to file a consolidated complaint or provide notice of plaintiffs’ intent to rely upon the original Complaint in Case No. 3:15-cv-02722-GPC-KSC (the “operative complaint”); (b) the time for defendants to respond to the operative complaint; and (c) a schedule for briefing any motion to dismiss that may be filed by a defendant. A stipulation setting forth the agreed litigation schedule has been submitted to the Court. The fifth derivative action, which is pending before the San Diego County Superior Court, has been stayed by agreement of the parties. On September 27, 2016, the Court dismissed the Class Action, with leave to amend, as to defendants Andrew Micheletti, Paul Grinberg, Nicholas Mosich and James Argalas. The Court denied the Motion to Dismiss with respect to the Company and Gregory Garrabrants. The Company and the other defendants dispute the allegations of wrongdoing and are vigorously defending these purported derivative actions.

10.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the three months ended September 30, 2016, and no new loans and no refinances of existing loans during the three months ended September 30, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary (the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2016, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include changes in the interest rate environment, economic conditions, changes in the competitive marketplace, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016, which has been filed with the Securities and Exchange Commission and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General

Our Company is the holding company for BofI Federal Bank (the “Bank”), a diversified financial services company with approximately $7.9 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index, the S&P SmallCap 600® Index and the KBW Nasdaq Financial Technology Index.

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
Mergers and Acquisitions

From time to time we undertake acquisitions or similar transactions consistent with the Bank’s operating and growth strategies. During the three months ended September 30, 2016, there were no such transactions. During fiscal 2016, there were two transactions, which are discussed below.

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
The fourth product is an Individual Retirement Account (“IRA”). Our Bank entered into agreements to offer this product in August 2015, but the initial offering of this product through H&R Block offices is planned for the upcoming tax season. Our Bank is responsible for the primary oversight and control of the IRA product. During a tax preparation session with an H&R Block tax preparer, the customer is given an option to open a traditional IRA or Roth IRA savings account with our Bank. If the customer elects the option to open an account and meets our Bank’s requirements, an account is opened on our Bank’s core operating system under our Bank’s oversight and control. The customer has the option to deposit funds for the IRA through check or ACH. Our Bank provides IRA custodial services, earns a nominal fee paid by the customers for any accounts closures or transfers out, and pays customers interest based on their IRA balance. The fees are included in our income statement under the line banking service fees and other income and interest paid is included under the line deposit interest expense.
The fifth product is an interest-free Refund Advance loan. Our Bank entered into agreements to offer this product in October 2016. Under the agreements our Bank will perform disbursement and repayment services and provide funding for interest-free Refund Advance loans to H&R Block customers. Our Bank, in conjunction with its agreement partners, offers and funds interest-free loans to consumers, secured by the consumer’s tax refund receivable, primarily through the H&R Block tax preparation offices and earns interest income and fee income. The average life of the Refund Advance loan is expected to be ten days. Our Bank retains the Refund Advance loans that it funds and will be included in loans and leases on our balance sheet and the interest income and fee income will be included in our income statement under the line loans and leases interest and dividend income.
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
Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2016 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year end June 30, 2016.
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

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	September 30, 2016	June 30, 2016	September 30, 2015
Selected Balance Sheet Data:
Total assets	$7,855,043	$7,599,304	$6,259,648
Loans and leases—net of allowance for loan and lease losses	6,549,742	6,354,679	5,225,319
Loans held for sale, at fair value	20,611	20,871	35,252
Loans held for sale, lower of cost or fair value	30,761	33,530	71,051
Allowance for loan and lease losses	37,596	35,826	31,078
Securities—trading	7,695	7,584	7,902
Securities—available-for-sale	444,464	265,447	164,575
Securities—held-to-maturity	—	199,174	221,573
Total deposits	6,323,812	6,044,051	4,755,362
Securities sold under agreements to repurchase	35,000	35,000	35,000
Advances from the FHLB	655,000	727,000	821,000
Subordinated notes and debentures and other	56,511	56,016	5,155
Total stockholders’ equity	721,859	683,590	578,217

Capital Ratios:
Equity to assets at end of period	9.19%	8.99%	9.24%
BofI Holding, Inc:
Tier 1 leverage (core) capital to adjusted average assets	9.55%	9.12%	9.75%
Common equity tier 1 capital (to risk-weighted assets)	14.43%	14.42%	15.58%
Tier 1 capital (to risk-weighted assets)	14.53%	14.53%	15.72%
Total capital (to risk-weighted assets)	16.32%	16.36%	16.55%
BofI Federal Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.20%	8.78%	9.26%
Common equity tier 1 capital (to risk-weighted assets)	14.01%	14.00%	14.94%
Tier 1 capital (to risk-weighted assets)	14.01%	14.00%	14.94%
Total capital (to risk-weighted assets)	14.77%	14.75%	15.77%

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended
	September 30,
	2016	2015
Selected Income Statement Data:
Interest and dividend income	$87,480	$71,229
Interest expense	17,700	12,101
Net interest income	69,780	59,128
Provision for loan and lease losses	1,900	2,400
Net interest income after provision for loan and lease losses	67,880	56,728
Non-interest income	14,732	9,789
Non-interest expense	32,878	22,918
Income before income tax expense	49,734	43,599
Income tax expense	20,837	18,098
Net income	$28,897	$25,501
Net income attributable to common stock	$28,820	$25,424

Per Share Data:
Net income:
Basic[1]	$0.45	$0.40
Diluted[1]	$0.45	$0.40
Book value per common share[1]	$11.32	$9.13
Tangible book value per common share[1]	$11.25	$9.08

Weighted average number of shares outstanding:
Basic[1]	64,589,333	63,671,516
Diluted[1]	64,589,333	63,692,836
Common shares outstanding at end of period[1]	63,299,014	62,816,504
Common shares issued at end of period[1]	64,664,045	63,905,626

Performance Ratios and Other Data:
Loan and lease originations for investment	$925,170	$825,072
Loan originations for sale	$235,095	$272,291
Return on average assets	1.53%	1.70%
Return on average common stockholders’ equity	16.59%	18.34%
Interest rate spread[2]	3.61%	3.89%
Net interest margin[3]	3.78%	4.02%
Efficiency ratio	38.90%	33.25%

Asset Quality Ratios:
Net annualized charge-offs to average loans and leases	0.01%	(0.03)%
Non-performing loans and leases to total loans and leases	0.64%	0.57%
Non-performing assets to total assets	0.55%	0.50%
Allowance for loan and lease losses to total loans and leases at end of period	0.57%	0.59%
Allowance for loan and lease losses to non-performing loans and leases	89.45%	102.38%
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

3.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets

RESULTS OF OPERATIONS
Comparison of the Three months ending September 30, 2016 and 2015
For the three months ended September 30, 2016, we had net income of $28.9 million compared to net income of $25.5 million for the three months ended September 30, 2015. Net income attributable to common stockholders was $28.8 million or $0.45 per diluted share for the three months ended September 30, 2016 compared to net income attributable to common stockholders of $25.4 million or $0.40 per diluted share for the three months ended September 30, 2015.
Other key comparisons between our operating results for the three months ended September 30, 2016 and 2015 are as follows:

•
Net interest income increased $10.7 million due to a 25.6% increase in average earning assets in the three months ended September 30, 2016. This increase was primarily the result of growth in our loan portfolio, partially offset by growth in our deposit portfolio. Our net interest margin decreased 24 basis points in the three months ended September 30, 2016 compared to September 30, 2015. The average yield on interest earning assets decreased by 11 basis points for the three months ended September 30, 2016 compared to September 30, 2015, primarily due to a decrease in market interest rates for new loans and borrower repayments of higher rate loans. The average rate paid on interest-bearing liabilities increased by 17 basis points for the three months ended September 30, 2016 compared to September 30, 2015. The increase in higher rate demand and savings and time deposits were the primary reason for the increase in average rates paid for the three months ended September 30, 2016 compared to September 30, 2015.

•
Non-interest income increased $4.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The $4.9 million increase in non-interest income for the three months ended September 30, 2016 was primarily the result of a $3.3 million increase in mortgage banking and a $2.2 million increase in banking service fees and other income, primarily due to H&R Block-branded products and service fee income.

•
Non-interest expense increased $10.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. For the three months ended September 30, 2016 compared to the three months ended September 30, 2015, salaries and related expenses increased $5.1 million due to the overall increase in staff. Data processing and interest costs increased $1.3 million, professional services increased $1.0 million and advertising and promotional expenses increased $0.9 million to support of increased operations.

Non-GAAP adjusted earnings for the three months ended September 30, 2016 and 2015 were $28.3 million and $25.5 million, respectively.
Below is a reconciliation of net income to adjusted earnings:

	Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Net Income	$28,897	$25,501
Realized securities losses (gains)	(990)	—
Unrealized securities losses (gains)	9	48
Tax (provision) benefit	411	(20)
Adjusted earnings	$28,327	$25,529
Net Interest Income
Net interest income for the three months ended September 30, 2016 totaled $69.8 million, an increase of 18.0% compared to net interest income of $59.1 million for the three months ended September 30, 2015. The growth of net interest income for the three months ended September 30, 2016 compared to September 30, 2015 is primarily due to net loan portfolio growth which increased average earnings assets.
Total interest and dividend income during the three months ended September 30, 2016 increased 22.8% to $87.5 million, compared to $71.2 million during the three months ended September 30, 2015. The increase in interest and dividend income for the three months ended September 30, 2016 was primarily attributable to growth in average earning assets from loan originations, primarily in the single family and C&I portfolios. The average balance of loans increased 24.9% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Total interest expense was $17.7 million for the three months ended September 30, 2016, an increase of $5.6 million or 46.3% as compared with the quarter ended September 30, 2015. The increase in interest expense for the three months ended September 30, 2016 was primarily attributable to growth in average interest-bearing liabilities of 24.2% and an increase in the average funding rate of 17 basis points for the three months ended September 30, 2016 compared to 2015. The increase in the average cost of funds rate for the three months ended September 30, 2016 compared to 2015 was primarily due to an 8 basis point increase in average rates paid on interest-bearing demand and savings deposits, a 21 basis point increase in average rates paid on time deposits and a 3.76% increase in average rates paid on subordinated notes and debentures and other.
Net interest margin, defined as annualized net interest income divided by average earning assets, decreased by 24 basis points to 3.78% for the three months ended September 30, 2016. The decrease in net interest margin was primarily the result of the above discussed increase in average rates paid on interest-bearing demand and savings accounts, an increase in average rates paid on time deposits and a decrease of 11 basis points on the average yield of interest earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30,
	2016			2015
(Dollars in thousands)	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]	Average Balance[2]	Interest Income/ Expense	Average Yields Earned/Rates Paid[1]
Assets:
Loans and leases[3,4]	$6,478,978	$80,619	4.98%	$5,189,156	$65,078	5.02%
Interest-earning deposits in other financial institutions	381,947	514	0.54%	234,162	142	0.24%
Mortgage-backed and other investment securities[4]	466,689	5,102	4.37%	391,456	4,113	4.20%
Stock of the FHLB, at cost	55,057	1,245	9.05%	63,561	1,896	11.93%
Total interest-earning assets	7,382,671	87,480	4.74%	5,878,335	71,229	4.85%
Non-interest-earning assets	173,005			130,633
Total assets	$7,555,676			$6,008,968
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,341,122	$7,779	0.72%	$3,220,045	$5,162	0.64%
Time deposits	1,057,458	5,735	2.17%	786,930	3,861	1.96%
Securities sold under agreements to repurchase	35,000	391	4.47%	35,000	389	4.45%
Advances from the FHLB	752,261	2,864	1.52%	976,739	2,652	1.09%
Subordinated notes and debentures and other	56,196	931	6.63%	5,155	37	2.87%
Total interest-bearing liabilities	6,242,037	17,700	1.13%	5,023,869	12,101	0.96%
Non-interest-bearing demand deposits	546,639			365,731
Other non-interest-bearing liabilities	66,918			59,756
Stockholders’ equity	700,082			559,612
Total liabilities and stockholders’ equity	$7,555,676			$6,008,968
Net interest income		$69,780			$59,128
Interest rate spread[5]			3.61%			3.89%
Net interest margin[6]			3.78%			4.02%
__________________________

1.	Annualized.

2.	Average balances are obtained from daily data.

3.	Loans include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $30.6 million and $31.2 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2016 and 2015 three-month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30,
	2016 vs 2015
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans and leases	$16,187	$(519)	$(127)	$15,541
Interest-earning deposits in other financial institutions	89	176	107	372
Mortgage-backed and other investment securities	790	166	33	989
Stock of the FHLB, at cost	(254)	(458)	61	(651)
	$16,812	$(635)	$74	$16,251
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$1,794	$644	$179	$2,617
Time deposits	1,326	413	135	1,874
Securities sold under agreements to repurchase	—	2	—	2
Advances from the FHLB	(612)	1,050	(226)	212
Subordinated notes and debentures and other	366	48	480	894
	$2,874	$2,157	$568	$5,599

Provision for Loan and Lease Losses
The loan and lease loss provision was $1.9 million for the three months ended September 30, 2016 compared to $2.4 million for the three months ended September 30, 2015. The decrease in the provision is primarily the result of changes in loan mix, slower loan growth and lower outstanding balances associated with certain older vintage loans that carried increased allocations of the allowance for loan and lease losses. Provisions for loan and lease losses are charged to income to bring the allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan Loss”.

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015	Inc (Dec)
Realized gain on securities:
Realized gain on sale of securities	$990	$—	$990
Other-than-temporary loss on securities:
Total impairment losses	$(1,281)	$(742)	$(539)
Loss recognized in other comprehensive loss	1,161	624	537
Net impairment loss recognized in earnings	(120)	(118)	(2)
Fair value gain on trading securities	111	70	41
Total unrealized loss on securities	(9)	(48)	39
Prepayment penalty fee income	1,298	876	422
Gain on sale – other	1,693	3,696	(2,003)
Mortgage banking income	5,133	1,878	3,255
Banking service fees and other income	5,627	3,387	2,240
Total non-interest income	$14,732	$9,789	$4,943

Non-interest income increased $4.9 million to $14.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was the result of an increase of $3.3 million in mortgage banking income, an increase of $2.2 million in banking service fees and other income, an increase of $1.0 million realized gain on sale of securities and an increase of $0.4 million in prepayment penalty fee income, partially offset by a decrease of $2.0 million in gain on sale – other.
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

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015	Inc (Dec)
Salaries and related costs	$19,407	$14,322	$5,085
Professional services	1,354	363	991
Occupancy and equipment	1,275	913	362
Data processing and internet	3,172	1,880	1,292
Advertising and promotional	2,541	1,628	913
Depreciation and amortization	1,353	1,008	345
Real estate owned and repossessed vehicles	158	(74)	232
FDIC and regulator fees	1,240	1,064	176
Other general and administrative	2,378	1,814	564
Total non-interest expenses	$32,878	$22,918	$9,960
Non-interest expense, which is comprised primarily of compensation, professional services, occupancy and equipment, data processing and internet expenses, advertising and promotional and other operating expenses, was $32.9 million for the three months ended September 30, 2016, up from $22.9 million for the three months ended September 30, 2015. The increase in non-interest expense for the three months ended September 30, 2016 was primarily due to the expansion of the Bank, specifically in areas related to lending, information technology infrastructure development and regulatory compliance.
Total salaries and related costs increased $5.1 million to $19.4 million for the quarter ended September 30, 2016, compared to $14.3 million for the quarter ended September 30, 2015 due to increased staffing levels to support growth in deposit and lending activities. Our staff increased to 626 from 503, or 24.5% between September 30, 2016 and 2015.
Professional services, which include accounting and legal fees, increased $1.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily attributable to increased legal fees and decreased insurance reimbursement.
Data processing and internet expense increased $1.3 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase was primarily due to enhancements to the Bank’s core processing system.
Advertising and promotional expense increased $0.9 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase was primarily due to online, email and direct leads marketing expenses.
The cost of our Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges increased $0.2 million for the three months ended September 30, 2016, compared to the three month period ending September 30, 2015. The increase was due to the overall growth of the Bank’s liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs increased by $0.6 million for the three months ended September 30, 2016, compared to the three month period ended September 30, 2015 primarily related to costs supporting loan and deposit production.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2016 and 2015 were 41.90% and 41.51%, respectively. The changes in the tax rates are the result of state tax rate increases and changes in state tax allocations.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $253.7 million, or 3.3%, to $7,855.0 million, as of September 30, 2016, up from $7,601.4 million at June 30, 2016. The increase in total assets was primarily due to an increase of $195.1 million in net loans held for investment. Total liabilities increased $215.4 million, primarily from growth in deposits of $279.8 million, partially offset by a decrease in FHLB advances of $72.0 million.
Loans and Leases
Net loans and leases held for investment increased 3.1% to $6,549.7 million at September 30, 2016 from $6,354.7 million at June 30, 2016. The increase in the loan and lease portfolio was primarily due to loan and lease originations and purchases of $925.2 million, partially offset by loan and lease repayments and other adjustments of $730.1 million during the three months ended September 30, 2016.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	September 30, 2016		June 30, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$3,723,490	56.4%	$3,678,520	57.5%
Home equity	2,223	—%	2,470	—%
Warehouse and other	574,455	8.7%	537,714	8.4%
Multifamily real estate secured	1,402,485	21.2%	1,373,216	21.5%
Commercial real estate secured	136,482	2.1%	121,746	1.9%
Auto and RV secured	93,763	1.4%	73,676	1.2%
Factoring	120,502	1.8%	98,275	1.5%
Commercial & Industrial	551,180	8.4%	514,300	8.0%
Other	1,167	—%	2,542	—%
Total gross loans and leases	6,605,747	100.0%	6,402,459	100.0%
Allowance for loan and lease losses	(37,596)		(35,826)
Unaccreted discounts and loan and lease fees	(18,409)		(11,954)
Total net loans and leases	$6,549,742		$6,354,679

The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. Also, the Bank previously purchased option adjustable-rate mortgage (“ARM”) loans and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of September 30, 2016, the Company had $828.0 million of interest only mortgage loans and $2.9 million of option adjustable-rate mortgage loans. Through September 30, 2016, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan and Lease Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At September 30, 2016, our non-performing loans totaled $42.0 million, or 0.64% of total gross loans and our total non-performing assets totaled $43.4 million, or 0.55% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2016	June 30, 2016	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$35,151	$28,400	$6,751
Home equity	32	33	(1)
Multifamily real estate secured	5,733	2,218	3,515
Commercial real estate secured	232	254	(22)
Total non-performing loans secured by real estate	41,148	30,905	10,243
Auto and RV secured	308	278	30
Other	575	676	(101)
Total non-performing loans	42,031	31,859	10,172
Foreclosed real estate	1,330	207	1,123
Repossessed—Auto and RV	40	45	(5)
Total non-performing assets	$43,401	$32,111	$11,290
Total non-performing loans as a percentage of total loans and leases	0.64%	0.50%	0.14%
Total non-performing assets as a percentage of total assets	0.55%	0.42%	0.13%

Total non-performing assets increased from $32.1 million at June 30, 2016 to $43.4 million at September 30, 2016. As a percentage of total assets, non-performing assets increased from 0.42% at June 30, 2016 to 0.55% at September 30, 2016. The non-performing assets increase of approximately $11.3 million was primarily the result of increases in non-performing single family real estate secured loans, multifamily real estate secured loans and foreclosed real estate assets.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings with outstanding balances totaling $0.2 million at September 30, 2016 and $0.2 million at June 30, 2016.
Allowance for Loan and Lease Losses
We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan and lease losses is adequate at September 30, 2016, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
We provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at September 30, 2016 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $93.5 million of RV and auto loan balances subject to general reserves as follows: FICO greater than or equal to 770: $36.0 million; 715 – 769: $33.9 million; 700 – 714: $10.2 million; 660 – 699: $11.4 million and less than 660: $2.1 million.

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
The Company had $3,688.1 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,951.8 million; 61% – 70%: $1,367.2 million; 71% – 80%: $368.9 million; greater than 80%: $0.2 million.
The Company had $1,396.8 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $648.9 million; 56% – 65%: $451.6 million; 66% – 75%: $283.7 million; 76% – 80%: $12.5 million and greater than 80%: $0.0 million.
The Company had $136.3 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $61.6 million; 51% – 60%: $30.2 million; 61% – 70%: $38.7 million; and 71% – 80%: $5.8 million.
The weighted average LTV percentage for our entire real estate loan portfolio was 57% at September 30, 2016. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan and lease loss provisions in the future to provide a larger loss allowance for one or more of our loan and lease types.
The following table summarizes impaired loans and leases as of:

(Dollars in thousands)	September 30, 2016	June 30, 2016
Non-performing loans and leases—90+ days past due plus other non-accrual loans and leases	$38,661	$28,790
Troubled debt restructuring loans—non-accrual	3,370	3,069
Troubled debt restructuring loans—performing	208	210
Total impaired loans and leases	$42,239	$32,069

The following table reflects management’s allocation of the allowance for loan and lease losses by loan category and the ratio of each loan and lease category to total loans and leases as of the dates indicated:

	September 30, 2016		June 30, 2016
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$19,483	51.8%	$18,666	52.1%
Home equity	22	0.1%	23	—%
Warehouse and other	2,554	6.8%	2,685	7.5%
Multifamily real estate secured	3,922	10.4%	3,938	11.0%
Commercial real estate secured	917	2.4%	882	2.5%
Auto and RV secured	1,914	5.1%	1,615	4.5%
Factoring	294	0.8%	245	0.7%
Commercial & Industrial	8,411	22.4%	7,630	21.3%
Other	79	0.2%	142	0.4%
Total	$37,596	100.0%	$35,826	100.0%
The loan and lease loss provision was $1.9 million and $2.4 million for the three months ended September 30, 2016 and September 30, 2015, respectively. The decrease for the three months ended September 30, 2016 in the loan and lease loss provision was primarily the result of changes in loan and lease mix, slower loan growth and lower outstanding balances associated with certain older vintage loans that carried increased allocations of the allowance for loan and lease losses. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan and lease loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $452.2 million as of September 30, 2016, compared with $472.2 million at June 30, 2016. During the three months ended September 30, 2016, we purchased five debt securities for $24.7 million, sold $24.8 million of securities and received principal repayments of approximately $29.2 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities. During the quarter ended September 30, 2016, we elected to reclassify all of our HTM securities to AFS. While we have the ability to hold those transferred securities to maturity and as of September 30, 2016 do not intend to sell the securities, we concluded that there are now sufficient uncertainties associated with i) future fiscal and monetary policy resulting from domestic and international political changes, ii) future interpretations and applications of new accounting principles and regulatory guidance; iii) the pace of future market interest rate increases given that market interest rates remain at historical lows and the absence of clear forward-looking guidance set by Federal Reserve Board of Governors, all of which could, depending upon the outcomes, change our intent to hold our securities. Under Accounting Standards Codification 320-10 Investments—Debt Securities, there are very limited exceptions that allow an entity to reclassify or sell one or more securities from HTM and still use the HTM classification. We concluded that such exceptions may not apply to all results and elected to reclassify all HTM securities to AFS understanding that such reclassification will immediately eliminate our ability to use the HTM classification for our securities portfolio for a period of time not to be less than one year. We will perform periodic assessments in the future to determine whether the above referenced uncertainties have been resolved and we have the positive intent and ability to hold securities until maturity. The net carrying amount of the securities reclassified in September 2016 from HTM to AFS was $194.2 million and the fair value of AFS securities at September 30, 2016 is reflected in the Unaudited Condensed Consolidated Balance Sheets. The reclassification resulted in an unrealized gain recognized through other comprehensive income of $3.6 million in the Unaudited Condensed Consolidated Statements of Comprehensive Income.
Deposits
Deposits increased a net $279.8 million, or 4.6%, to $6,323.8 million at September 30, 2016, from $6,044.1 million at June 30, 2016. Our deposit growth was primarily the result of a 15.7% increase in interest-bearing checking accounts. Increases in business banking customers resulted in higher demand account business.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2016		June 30, 2016
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$592,007	—%	$588,774	—%
Interest-bearing:
Demand	2,217,058	0.64%	1,916,525	0.63%
Savings	2,456,854	0.71%	2,484,994	0.69%
Total interest-bearing demand and savings	4,673,912	0.68%	4,401,519	0.66%
Time deposits:
Under $100,000	47,881	1.17%	51,849	1.23%
$100,000 or more[2]	1,010,012	2.02%	1,001,909	1.99%
Total time deposits	1,057,893	1.98%	1,053,758	1.96%
Total interest bearing[2]	5,731,805	0.92%	5,455,277	0.91%
Total deposits	$6,323,812	0.83%	$6,044,051	0.82%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total interest-bearing includes brokered deposits of $704.8 million and $800.7 million as of September 30, 2016 and June 30, 2016, respectively, of which $570.5 million and $537.4 million, respectively, are time deposits classified as $100,000 or more.

The following table sets forth the number of accounts by type as of the date indicated:

	September 30, 2016	June 30, 2016	September 30, 2015
Non-interest bearing prepaid and other accounts	2,074,551	1,816,266	1,469,576
Interest-bearing checking and savings accounts	288,050	292,012	304,929
Time deposits	4,487	4,807	5,053
Total number of accounts	2,367,088	2,113,085	1,779,558

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	September 30, 2016		June 30, 2016		September 30, 2015
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$35,000	4.38%	$35,000	4.38%	$35,000	4.38%
FHLB Advances	655,000	1.62%	727,000	1.53%	821,000	1.23%
Subordinated notes and debentures and other	56,511	6.29%	56,016	6.27%	5,155	2.73%
Total borrowings	$746,511	2.11%	$818,016	1.99%	$861,155	1.36%

Weighted average cost of borrowings during the quarter	1.99%		2.01%		1.21%
Borrowings as a percent of total assets	9.5%		10.8%		13.8%

At September 30, 2016, total borrowings amounted to $746.5 million, down $71.5 million, or 8.7%, from June 30, 2016 and down $114.6 million or 13.3% from September 30, 2015. Total borrowings represented 9.5% of total assets and had a weighted-average cost of borrowing of 1.99% at September 30, 2016, compared with 10.8% of total assets at a weighted-average cost of borrowing of 2.01% at June 30, 2016 and 13.8% of total assets at a weighted-average cost of borrowing of 1.21% at September 30, 2015.
We have sold securities under various agreements to repurchase for total proceeds of $35.0 million. The repurchase agreements have interest rates between 3.75% and 4.75% and scheduled maturities between April 2017 and December 2017. Under these agreements, we may be required to repay the $35.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 0.85 years and the weighted average remaining period before such repurchase agreements could be called is 0.14 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2016, a total of $5.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $5.0 million in putable advances is 1.32 years and the weighted average remaining period before such advances could be put to us is 0.07 years.
Stockholders’ Equity
Stockholders’ equity increased $38.3 million to $721.9 million at September 30, 2016 compared to $683.6 million at June 30, 2016. The increase was the result of our net income for the three months ended September 30, 2016 of $28.9 million, vesting and issuance of RSUs and exercise of stock options of $1.5 million, a $7.9 million unrealized gain in other comprehensive income, net of tax, less a reduction of $0.1 million for dividends declared on preferred stock.

LIQUIDITY
Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Operating Activities	$65,459	$41,460
Investing Activities	$(160,744)	$(286,328)
Financing Activities	$207,612	$389,840
During the three months ended September 30, 2016, we had net cash inflows from operating activities of $65.5 million compared to inflows of $41.5 million for the three months ended September 30, 2015. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $160.7 million for the three months ended September 30, 2016, while outflows totaled $286.3 million for the same period in fiscal year 2016. The decrease was primarily due to increased repayments loans and leases in the fiscal 2017 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $207.6 million for the three months ended September 30, 2016, and $389.8 million for the three months ended September 30, 2015. Net cash provided by financing activities decreased primarily from a decrease in net borrowings from FHLB for the three months ended September 30, 2016 compared to September 30, 2015.
During the three months ended September 30, 2016, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2016, the Company had $999.2 million available immediately and an additional $57.0 million available with additional collateral. At September 30, 2016, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2016, the Bank did not have any borrowings outstanding and the amount available from this source was $57.8 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits of $704.8 million at September 30, 2016. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At September 30, 2016, we had commitments to originate loans with an aggregate outstanding principal balance of $502.1 million, and commitments to sell loans with an aggregate outstanding principal balance of $85.9 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
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

In addition to the Class Action, two separate shareholder derivative actions were filed in December, 2015, purportedly on behalf of the Company. The first derivative action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second derivative action, Dow v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. A third derivative action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016, a fourth derivative action, Yong v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 29, 2016, and a fifth derivative action, Laborers Pension Trust Fund of Northern Nevada v. Allrich et al, was filed in the United States District Court for the Southern District of California on February 2, 2016. Each of these five derivative actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs in these derivative actions seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees. On June 9, 2016, the United States District Court for the Southern District of California ordered the four above-referenced cases pending before it to be consolidated, appointed lead counsel in the consolidated action, and ordered the parties to meet and confer regarding a schedule for the filing of a consolidated complaint and defendants’ response to the complaint. Pursuant to the June 9, 2016 order, counsel have met and conferred regarding proposals for (a) the time for plaintiffs to file a consolidated complaint or provide notice of plaintiffs’ intent to rely upon the original Complaint in Case No. 3:15-cv-02722-GPC-KSC (the “operative complaint”); (b) the time for defendants to respond to the operative complaint; and (c) a schedule for briefing any motion to dismiss that may be filed by a defendant. A stipulation setting forth the agreed litigation schedule has been submitted to the Court. The fifth derivative action, which is pending before the San Diego County Superior Court, has been stayed by agreement of the parties. On September 27, 2016, the Court dismissed the Class Action, with leave to amend, as to defendants Andrew Micheletti, Paul Grinberg, Nicholas Mosich and James Argalas. The Court denied the Motion to Dismiss with respect to the Company and Gregory Garrabrants. The Company and the other defendants dispute the allegations of wrongdoing and are vigorously defending these purported derivative actions.
CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of September 30, 2016 totaled $472.5 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of September 30, 2016
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$818,063	$294,528	$209,593	$139,874	$174,068
Time deposits[2]	1,173,156	490,457	77,366	104,175	501,158
Operating lease obligations[3]	19,490	4,241	8,983	4,516	1,750
Total	$2,010,709	$789,226	$295,942	$248,565	$676,976
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2016.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for leases of real property.
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for September 30, 2016, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2016, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2016 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	BofI Holding, Inc.		BofI Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	September 30, 2016	June 30, 2016	September 30, 2016	June 30, 2016
Regulatory Capital:
Tier 1	$721,260	$690,893	$694,328	$664,427
Common equity tier 1	$716,197	$685,830	$694,328	$664,427
Total capital (to risk-weighted assets)	$809,979	$777,834	$732,047	$700,368

Assets:
Average adjusted	$7,555,676	$7,575,526	$7,548,042	$7,566,865
Total risk-weighted	$4,962,537	$4,755,242	$4,955,557	$4,747,496

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.55%	9.12%	9.20%	8.78%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	14.43%	14.42%	14.01%	14.00%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	14.53%	14.53%	14.01%	14.00%	8.00%	6.00%
Total capital (to risk-weighted assets)	16.32%	16.36%	14.77%	14.75%	10.00%	8.00%
Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At September 30, 2016, our Company and Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At September 30, 2016 the Bank is in compliance with this letter agreement.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2016 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2016
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$599,054	$—	$—	$—	$599,054
Securities[1]	381,877	13,142	66,713	(9,573)	452,159
Stock of the FHLB, at cost	53,649	—	—	—	53,649
Loans and leases—net of allowance for loan loss	1,894,845	780,097	3,777,257	97,543	6,549,742
Loans held for sale	51,372	—	—	—	51,372
Total interest-earning assets	2,980,797	793,239	3,843,970	87,970	7,705,976
Non-interest earning assets	—	—	—	—	149,067
Total assets	$2,980,797	$793,239	$3,843,970	$87,970	$7,855,043
Interest-bearing liabilities:
Interest-bearing deposits	$2,596,507	$2,549,914	$125,600	$459,784	$5,731,805
Securities sold under agreements to repurchase	—	25,000	10,000	—	35,000
Advances from the FHLB	240,000	15,000	302,500	97,500	655,000
Subordinated notes and debentures and other	5,155	—	—	51,356	56,511
Total interest-bearing liabilities	2,841,662	2,589,914	438,100	608,640	6,478,316
Other non-interest-bearing liabilities	—	—	—	—	654,868
Stockholders’ equity	—	—	—	—	721,859
Total liabilities and equity	$2,841,662	$2,589,914	$438,100	$608,640	$7,855,043
Net interest rate sensitivity gap	$139,135	$(1,796,675)	$3,405,870	$(520,670)	$1,227,660
Cumulative gap	$139,135	$(1,657,540)	$1,748,330	$1,227,660	$1,227,660
Net interest rate sensitivity gap—as a % of total interest earning assets	1.81%	(23.32)%	44.20%	(6.76)%	15.93%
Cumulative gap—as % of total interest earning assets	1.81%	(21.51)%	22.69%	15.93%	15.93%

1.	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale and trading.
The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2016 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.

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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of September 30, 2016
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$308,590	6.5%	$269,211	(1.7)%
Base	289,754	—%	273,776	—%
Down 200 basis points	278,922	(3.7)%	262,997	(3.9)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of September 30, 2016
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$891,035	0.3%	11.5%
Up 200 basis points	911,940	2.6%	11.5%
Up 100 basis points	906,151	2.0%	11.3%
Base	888,622	—%	10.9%
Down 100 basis points	763,766	(14.1)%	9.3%
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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the quarter ended September 30, 2016. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plan does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. No shares were purchased under the plan during the quarter ended September 30, 2016.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended September 30, 2016
July 1, 2016 to September 30, 2016	—	$—	—	$100,000
For the Three Months Ended September 30, 2016	—	$—	—	$100,000

Stock Retained in Net Settlement
July 1, 2016 to July 31, 2016	10,143
August 1, 2016 to August 31, 2016	60,419
September 1, 2016 to September 30, 2016	367
For the Three Months Ended September 30, 2016	70,929

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

BofI Holding, Inc.

Dated:	October 27, 2016	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 27, 2016	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)