Form 10-Q
period 2017-03-31
BofI Holding, Inc.
filed 2017-04-25
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2017

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
Registrant’s telephone number, including area code: (858) 350-6200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 63,390,415 shares of common stock, $0.01 par value per share, as of April 19, 2017.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2017	June 30, 2016
ASSETS
Cash and due from banks	$1,054,651	$486,627
Federal funds sold	24,106	100
Total cash and cash equivalents	1,078,757	486,727
Securities:
Trading	8,421	7,584
Available-for-sale	368,229	265,447
Held-to-maturity—fair value $202,677 as of June 30, 2016	—	199,174
Stock of the Federal Home Loan Bank, at cost	55,863	57,123
Loans held for sale, carried at fair value	14,696	20,871
Loans held for sale, lower of cost or fair value	7,607	33,530
Loans and leases—net of allowance for loan and lease losses of $45,987 as of March 31, 2017 and $35,826 as of June 30, 2016	7,020,700	6,354,679
Accrued interest receivable	21,271	26,201
Furniture, equipment and software—net	15,931	13,995
Deferred income tax	36,627	39,171
Cash surrender value of life insurance	6,128	5,990
Mortgage servicing rights, carried at fair value	6,731	3,943
Other real estate owned and repossessed vehicles	981	252
Other assets	58,089	84,617
TOTAL ASSETS	$8,700,031	$7,599,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,165,106	$588,774
Interest bearing	5,634,525	5,455,277
Total deposits	6,799,631	6,044,051
Securities sold under agreements to repurchase	35,000	35,000
Advances from the Federal Home Loan Bank	961,000	727,000
Subordinated notes and debentures and other	54,450	56,016
Accrued interest payable	1,474	1,667
Accounts payable and other liabilities	48,172	51,980
Total liabilities	7,899,727	6,915,714
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of March 31, 2017 and June 30, 2016	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 64,798,821 shares issued and 63,390,389 shares outstanding as of March 31, 2017; 64,513,494 shares issued and 63,219,392 shares outstanding as of June 30, 2016	648	645
Additional paid-in capital	342,249	331,156
Accumulated other comprehensive income (loss)—net of tax	(1,162)	(7,304)
Retained earnings	486,774	384,815
Treasury stock, at cost; 1,408,432 shares as of March 31, 2017 and 1,294,102 shares as of June 30, 2016	(33,268)	(30,785)
Total stockholders’ equity	800,304	683,590
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,700,031	$7,599,304

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$99,391	$77,111	$265,849	$212,306
Investments	7,571	7,171	22,894	19,140
Total interest and dividend income	106,962	84,282	288,743	231,446
INTEREST EXPENSE:
Deposits	14,151	11,012	41,676	29,744
Advances from the Federal Home Loan Bank	2,940	3,019	8,409	8,297
Other borrowings	1,312	694	3,959	1,549
Total interest expense	18,403	14,725	54,044	39,590
Net interest income	88,559	69,557	234,699	191,856
Provision for loan and lease losses	4,862	2,000	10,862	7,800
Net interest income, after provision	83,697	67,557	223,837	184,056
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	312	(14)	2,924	919
Other-than-temporary loss on securities:
Total impairment (losses) gains	(754)	(1,006)	(8,981)	(2,785)
Loss (gain) recognized in other comprehensive income	386	998	7,143	2,636
Net impairment loss recognized in earnings	(368)	(8)	(1,838)	(149)
Fair value gain (loss) on trading securities	270	(117)	837	(243)
Total unrealized (loss) gain on securities	(98)	(125)	(1,001)	(392)
Prepayment penalty fee income	1,682	563	3,617	2,177
Gain on sale – other	341	1,101	4,068	10,348
Mortgage banking income	1,430	3,459	11,400	8,246
Banking service fees and other income	19,501	18,332	33,593	28,027
Total non-interest income	23,168	23,316	54,601	49,325
NON-INTEREST EXPENSE:
Salaries and related costs	21,268	17,000	60,608	47,762
Professional services	1,023	1,033	3,463	2,666
Occupancy and equipment	1,461	1,169	4,100	3,016
Data processing and internet	3,298	3,225	9,411	7,404
Advertising and promotional	2,148	1,406	6,670	4,631
Depreciation and amortization	1,552	1,310	4,316	3,316
Real estate owned and repossessed vehicles	(2)	5	503	(45)
FDIC and regulator fees	1,265	1,217	3,390	3,389
Other general and administrative	3,435	3,043	9,165	7,632
Total non-interest expense	35,448	29,408	101,626	79,771
INCOME BEFORE INCOME TAXES	71,417	61,465	176,812	153,610
INCOME TAXES	30,423	25,551	74,621	64,046
NET INCOME	$40,994	$35,914	$102,191	$89,564
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$40,917	$35,837	$101,959	$89,332
COMPREHENSIVE INCOME	$42,333	$36,734	$108,333	$90,740
Basic earnings per share	$0.63	$0.56	$1.57	$1.39
Diluted earnings per share	$0.63	$0.56	$1.57	$1.39
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2017	2016	2017	2016
NET INCOME	$40,994	$35,914	$102,191	$89,564
Other comprehensive income, net of tax:
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $1,309 and $(287) for the three months ended March 31, 2017 and 2016, and $3,075 and $(861) for the nine months ended March 31, 2017 and 2016, respectively.	1,737	(426)	4,183	(1,179)
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $(166) and $832 for the three months ended March 31, 2017 and 2016, and $2,678 and $2,114 for the nine months ended March 31, 2017 and 2016, respectively.	(220)	1,238	3,644	2,894
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $134 and $(6) for the three months ended March 31, 2017 and 2016, and $1,239 and $380 for the nine months ended March 31, 2017 and 2016, respectively.	(178)	8	(1,685)	(539)
Other comprehensive income	1,339	820	6,142	1,176
Comprehensive income	$42,333	$36,734	$108,333	$90,740

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2016	515	$5,063	64,513,494	(1,294,102)	63,219,392	$645	$331,156	$384,815	$(7,304)	$(30,785)	$683,590
Net income	—	—	—	—	—	—	—	102,191	—	—	102,191
Other comprehensive income	—	—	—	—	—	—	—	—	6,142	—	6,142
Cash dividends on preferred stock	—	—	—	—	—	—	—	(232)	—	—	(232)
Stock-based compensation expense	—	—	31,674		31,674	—	10,964	—	—	—	10,964
Restricted stock unit vesting and tax benefits	—	—	253,653	(114,330)	139,323	3	129	—	—	(2,483)	(2,351)
BALANCE—March 31, 2017	515	$5,063	64,798,821	(1,408,432)	63,390,389	$648	$342,249	$486,774	$(1,162)	$(33,268)	$800,304

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,191	$89,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(2,373)	(3,842)
Net accretion of discounts on loans and leases	(1,490)	136
Amortization of borrowing costs	155	18
Stock-based compensation expense	10,964	8,470
Tax benefit from exercise of common stock options and vesting of restricted stock grants	(132)	(2,519)
Valuation of financial instruments carried at fair value	(837)	243
Net gain on sale of investment securities	(2,924)	(919)
Impairment charge on securities	1,838	149
Provision for loan and lease losses	10,862	7,800
Deferred income taxes	(3,521)	(4,712)
Origination of loans held for sale	(1,084,387)	(1,155,329)
Unrealized (gain) loss on loans held for sale	339	(621)
Gain on sales of loans held for sale	(15,468)	(18,594)
Proceeds from sale of loans held for sale	1,127,928	1,179,724
Change in fair value of mortgage servicing rights	(259)	503
(Gain) loss on sale of other real estate and foreclosed assets	(24)	(140)
Depreciation and amortization of furniture, equipment and software	4,316	3,316
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	4,040	(3,766)
Other assets	24,200	(5,815)
Accrued interest payable	(193)	413
Accounts payable and other liabilities	(6,329)	9,094
Net cash provided by (used in) operating activities	168,896	103,173
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(193,145)	(160,299)
Proceeds from sale of available-for-sale securities	124,362	10,003
Proceeds from repayment of securities	180,180	55,414
Purchase of stock of Federal Home Loan Bank	(58,950)	(101,099)
Proceeds from redemption of stock of Federal Home Loan Bank	60,210	114,395
Origination of loans and leases for portfolio	(2,990,589)	(2,626,656)
Origination of mortgage warehouse loans, net	(50,401)	(46,921)
Proceeds from sales of other real estate owned and repossessed assets	255	1,442
Purchases of loans and leases, net of discounts and premiums	(269,886)	(140,493)
Principal repayments on loans	2,637,870	1,695,873
Net purchases of furniture, equipment and software	(6,252)	(7,821)
Net cash used in investing activities	(566,346)	(1,206,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	755,580	1,596,114
Proceeds from Federal Home Loan Bank advances	756,000	915,000
Repayment of Federal Home Loan Bank advances	(522,000)	(810,000)
Proceeds from exercise of common stock options	—	148
Proceeds from issuance of common stock	—	21,120
Tax benefit from exercise of common stock options and vesting of restricted stock grants	132	2,519
Cash dividends on preferred stock	(232)	(232)
Proceeds from issuance of subordinated notes and debentures and other	—	51,000
Net cash provided by financing activities	989,480	1,775,669
NET CHANGE IN CASH AND CASH EQUIVALENTS	592,030	672,680
CASH AND CASH EQUIVALENTS—Beginning of year	486,727	222,874
CASH AND CASH EQUIVALENTS—End of period	$1,078,757	$895,554
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$54,236	$39,179
Income taxes paid	$62,271	$56,371
Transfers to other real estate owned and repossessed vehicles from loans	$1,441	$531
Transfers from loans held for investment to loans held for sale	$—	$7,982
Transfers from loans held for sale to loans held for investment	$2,047	$20,091
Securities transferred from held-to-maturity to available-for-sale portfolio	$194,153	$—

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2017 AND 2016
(Dollars in thousands, except per share data)
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, BofI Federal Bank (the “Bank” and collectively with BofI Holding, Inc., the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2016 included in our Annual Report on Form 10-K.

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
The fourth product is an Individual Retirement Account (“IRA”). The Bank entered into agreements to offer this product in August 2015, and the initial offering of this product through H&R Block offices occurred in conjunction with the tax season ending April 18, 2017. The Bank is responsible for the primary oversight and control of the IRA product. During a tax preparation session with an H&R Block tax preparer, the customer is given an option to open a traditional IRA or Roth IRA savings account with the Bank. If the customer elects the option to open an account and meets the Bank’s requirements, an account is opened on the Bank’s core operating system under the Bank’s oversight and control. The customer has the option to deposit funds for the IRA through check or ACH. The Bank provides IRA custodial services, earns a nominal fee paid by the customers for any account closures or transfers out, and pays customers interest based on their IRA balance. The fees are included in the income statement under the line banking service fees and other income and interest paid is included under the line deposit interest expense.
The fifth product is an interest-free Refund Advance loan. The Bank entered into agreements to offer this product in October 2016. Under the agreements the Bank purchases the Refund Advance loans from a third-party bank at a discount. The Refund advance loans are interest-free loans to consumers and offered primarily through the H&R Block tax preparation offices. The Bank has a limited guarantee from H&R Block that reduces the Bank’s credit exposure on the Refund Advance loans. The Bank retains the Refund Advance loans that it purchases and includes the Refund Advance loans in loans and leases on the balance sheet of the Company and records the accretion of the loan discount as interest income, which is included in the income statement under the line interest and dividend income.
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
In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09 ”), which simplifies several areas of accounting for share-based payment transactions, including tax provision, classification in the cash-flow statement, forfeitures, and statutory tax withholding requirements. The guidance will be effective for the Company’s financial statements for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this ASU, but the Company does not expect ASU 2016-09 to have a material impact on the Company’s consolidated financial statements.
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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Recent liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and overcollateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan and lease losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan and lease loss experience in the local economy in which the bank operates. At March 31, 2017, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults totaling 17.2% of all banks in the collateral pools, compared to 16.3% of the banks actually in default. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the overcollateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At March 31, 2017, the Company used a weighted average discount margin of 450 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.

The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic activity, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at March 31, 2017 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $816. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $935.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. For each security, the Company inputs a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of each security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The national unemployment rate announced prior to the end of the period covered by this report (reported for March 2017) was 4.5%, down from the high of 10.0% in October 2009. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at March 31, 2017 are from 40.0% up to 69.1% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at March 31, 2017 are from 1.5% up to 18.2% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at March 31, 2017, the Company computed its discount rates as a spread between 266 and 686 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and June 30, 2016. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$8,421	$8,421
Securities—Available-for-Sale:
Agency Debt	$—	$99,995	$—	$99,995
Agency RMBS	—	30,233	—	30,233
Non-Agency RMBS	—	—	78,055	78,055
Municipal	—	29,393	—	29,393
Other Debt Securities	—	130,553	—	130,553
Total—Securities—Available-for-Sale	$—	$290,174	$78,055	$368,229
Loans Held for Sale	$—	$14,696	$—	$14,696
Mortgage Servicing Rights	$—	$—	$6,731	$6,731
Other assets – Derivative Instruments	$—	$—	$1,455	$1,455
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$313	$313

	June 30, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,584	$7,584
Securities—Available-for-Sale:
Agency RMBS	$—	$33,722	$—	$33,722
Non-Agency RMBS	—	—	9,364	9,364
Municipal	—	34,719	—	34,719
Other Debt Securities	—	187,642	—	187,642
Total—Securities—Available-for-Sale	$—	$256,083	$9,364	$265,447
Loans Held for Sale	$—	$20,871	$—	$20,871
Mortgage Servicing Rights	$—	$—	$3,943	$3,943
Other assets – Derivative Instruments	$—	$—	$2,202	$2,202
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$884	$884

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2017
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$8,151	$82,226	$6,150	$2,251	$98,778
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	312	—	—	312
Included in earnings—Fair value gain (loss) on trading securities	270	—	—	—	270
Included in earnings—Mortgage banking income	—	—	105	(1,109)	(1,004)
Included in other comprehensive income	—	2,087	—	—	2,087
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	476	—	476
Issues	—	—	—	—	—
Sales	—	(3,299)	—	—	(3,299)
Settlements	—	(2,903)	—	—	(2,903)
Other-than-temporary impairment	—	(368)	—	—	(368)
Closing balance	$8,421	$78,055	$6,731	$1,142	$94,349

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$270	$312	$105	$(1,109)	$(422)

	For the Nine Months Ended
	March 31, 2017
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$7,584	$9,364	$3,943	$1,318	$22,209
Transfers into Level 3	—	124,547	—	—	124,547
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	(1,556)	—	—	(1,556)
Included in earnings—Fair value gain (loss) on trading securities	837	—	—	—	837
Included in earnings—Mortgage banking income	—	—	468	(176)	292
Included in other comprehensive income	—	11,231	—	—	11,231
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	2,320	—	2,320
Issues	—	—	—	—	—
Sales	—	(53,717)	—	—	(53,717)
Settlements	—	(9,976)	—	—	(9,976)
Other-than-temporary impairment	—	(1,838)	—	—	(1,838)
Closing balance	$8,421	$78,055	$6,731	$1,142	$94,349

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$837	$(1,556)	$468	$(176)	$(427)

	For the Three Months Ended
	March 31, 2016
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$7,706	$21,136	$3,475	$1,031	$33,348
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	14	—	—	14
Included in earnings—Fair value gain on trading securities	(117)	—	—	—	(117)
Included in earnings—Mortgage banking income	—	—	(452)	540	88
Included in other comprehensive income	—	(532)	—	—	(532)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	352	—	352
Issues	—	—	—	—	—
Sales	—	67	—	—	67
Settlements	—	(3,640)	—	—	(3,640)
Other-than-temporary impairment	—	(8)	—	—	(8)
Closing balance	$7,589	$17,037	$3,375	$1,571	$29,572

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(117)	$14	$(452)	$540	$(15)

	For the Nine Months Ended
	March 31, 2016
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$7,832	$26,633	$2,098	$2,261	$38,824
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	(666)	—	—	(666)
Included in earnings—Fair value gain (loss) on trading securities	(243)	—	—	—	(243)
Included in earnings—Mortgage banking income	—	—	(503)	(690)	(1,193)
Included in other comprehensive income	—	(1,493)	—	—	(1,493)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	1,780	—	1,780
Issues	—	—	—	—	—
Sales	—	(2,023)	—	—	(2,023)
Settlements	—	(5,367)	—	—	(5,367)
Other-than-temporary impairment	—	(47)	—	—	(47)
Closing balance	$7,589	$17,037	$3,375	$1,571	$29,572

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(243)	$(666)	$(503)	$(690)	$(2,102)

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	March 31, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$8,421	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	12.0 to 22.0% (16.9%) 4.5 to 4.5% (4.5%)
Securities – Available-for-Sale: Non-agency RMBS	$78,055	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 21.5% (11.7%) 1.5 to 18.2% (4.3%) 40.0 to 69.1% (57.6%) 2.7 to 6.9% (3.7%)
Mortgage Servicing Rights	$6,731	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.2 to 24.3% (9.1%) 2.6 to 7.9 (6.7) 9.5 to 13.0% (9.6%)
Derivative Instruments, net	$1,142	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.5%)

	June 30, 2016
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$7,584	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	11.7 to 21.0% (16.5%) 5.0 to 5.0% (5.0%)
Securities – Available-for-Sale: Non-agency RMBS	$9,364	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	9.1 to 20.6% (14.2%) 1.5 to 13.6% (6.1%) 40.0 to 68.8% (51.5%) 2.5 to 2.9% (2.8%)
Mortgage Servicing Rights	$3,943	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.8 to 21.8% (10.6%) 3.5 to 7.1 (6.2) 9.5 to 10.5% (9.5%)
Derivative Instruments, net	$1,318	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.4%)

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2017	2016	2017	2016
Interest income on investments	$81	$60	$224	$178
Fair value adjustment	270	(117)	837	(243)
Total	$351	$(57)	$1,061	$(65)

The table below summarizes assets measured for impairment on a non-recurring basis:

	March 31, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$28,418	$28,418
Home equity	—	—	44	44
Multifamily real estate secured	—	—	4,363	4,363
Auto and RV secured	—	—	198	198
Other	—	—	278	278
Total	$—	$—	$33,301	$33,301
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$908	$908
Autos and RVs	—	—	73	73
Total	$—	$—	$981	$981

	June 30, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$28,610	$28,610
Home equity	—	—	33	33
Multifamily real estate secured	—	—	2,218	2,218
Commercial real estate secured	—	—	254	254
Auto and RV secured	—	—	278	278
Other	—	—	676	676
Total	$—	$—	$32,069	$32,069
Other real estate owned and foreclosed assets:

Multifamily real estate	—	—	207	207
Autos and RVs	—	—	45	45
Total	$—	$—	$252	$252
HTM Securities – Non-Agency RMBS	$—	$—	$79,164	$79,164

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $33,301, after charge-offs of $1,072 for the nine months ended March 31, 2017, life to date charge-offs of $3,447, life to date interest payments applied to principal of $1,070 for total life to date principal balance adjustments of $4,517. Impaired loans had a related allowance of $651 at March 31, 2017.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $981 after charge-offs of $0 for the three months ended March 31, 2017.
There were no held-to-maturity securities at March 31, 2017. The Company recognized net impairment charges to income of $102 and an increase in other comprehensive income of $4,351 for the nine months ended March 31, 2016. These held-to-maturity securities are valued using Level 3 inputs.

The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2017 and June 30, 2016.
As of March 31, 2017 and June 30, 2016, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	March 31, 2017	June 30, 2016
Aggregate fair value	$14,696	$20,871
Contractual balance	14,383	20,226
Unrealized gain	$313	$645
The total amount of unrealized gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2017	2016	2017	2016
Interest income	$139	$148	$468	$581
Change in fair value	(1,560)	1,223	(515)	(69)
Total	$(1,421)	$1,371	$(47)	$512

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2017
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$28,418	Sales comparison approach	Adjustment for differences between the comparable sales	-47.7 to 63.9% (-0.5%)
Home equity	$44	Sales comparison approach	Adjustment for differences between the comparable sales	-24.5 to 66.7% (-5.7%)
Multifamily real estate secured	$4,363	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-53.4 to 16.5% (-19.1%)
Auto and RV secured	$198	Sales comparison approach	Adjustment for differences between the comparable sales	-33.1 to 27.5% (8.2%)
Other	$278	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) 5.1 to 6.4% (5.7%)
Other real estate owned and foreclosed assets:
Single family real estate	$908	Sales comparison approach	Adjustment for differences between the comparable sales	-23.0 to 12.5% (-5.3%)
Autos and RVs	$73	Sales comparison approach	Adjustment for differences between the comparable sales	-7.7 to 30.9% (8.3%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at March 31, 2017 and June 30, 2016 were as follows:

	March 31, 2017
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,078,757	$1,078,757	$—	$—	$1,078,757
Securities trading	8,421	—	—	8,421	8,421
Securities available-for-sale	368,229	—	290,174	78,055	368,229
Loans held for sale, at fair value	14,696	—	14,696	—	14,696
Loans held for sale, at lower of cost or fair value	7,607	—	—	8,209	8,209
Loans and leases held for investment—net	7,020,700	—	—	7,163,242	7,163,242
Accrued interest receivable	21,271	—	—	21,271	21,271
Mortgage servicing rights	6,731	—	—	6,731	6,731
Financial liabilities:
Time deposits and savings	6,799,631	—	6,408,929	—	6,408,929
Securities sold under agreements to repurchase	35,000	—	35,366	—	35,366
Advances from the Federal Home Loan Bank	961,000	—	965,649	—	965,649
Subordinated notes and debentures and other	54,450	—	52,466	—	52,466
Accrued interest payable	1,474	—	1,474	—	1,474

	June 30, 2016
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$486,727	$486,727	$—	$—	$486,727
Securities trading	7,584	—	—	7,584	7,584
Securities available-for-sale	265,447	—	256,083	9,364	265,447
Securities held-to-maturity	199,174	—	77,415	125,262	202,677
Loans held for sale, at fair value	20,871	—	20,871	—	20,871
Loans held for sale, at lower of cost or fair value	33,530	—	—	33,530	33,530
Loans and leases held for investment—net	6,354,679	—	—	6,640,918	6,640,918
Accrued interest receivable	26,201	—	—	26,201	26,201
Mortgage servicing rights	3,943	—	—	3,943	3,943
Financial liabilities:
Time deposits and savings	6,044,051	—	5,946,991	—	5,946,991
Securities sold under agreements to repurchase	35,000	—	36,391	—	36,391
Advances from the Federal Home Loan Bank	727,000	—	747,940	—	747,940
Subordinated notes and debentures and other	56,016	—	58,299	—	58,299
Accrued interest payable	1,667	—	1,667	—	1,667
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
The amortized cost, carrying amount and fair value for the major categories of securities: trading, available-for-sale, and held-to-maturity at March 31, 2017 and June 30, 2016 were:

	March 31, 2017
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$30,432	$279	$(478)	$30,233	$—	$—	$—	$—
Non-agency[2]	—	72,823	6,852	(1,620)	78,055	—	—	—	—
Total mortgage-backed securities	—	103,255	7,131	(2,098)	108,288	—	—	—	—
Other debt securities:
U.S. agencies[1]	—	99,995	—	—	99,995	—	—	—	—
Municipal	—	29,827	22	(456)	29,393	—	—	—	—
Non-agency	8,421	128,530	2,070	(47)	130,553	—	—	—	—
Total other debt securities	8,421	258,352	2,092	(503)	259,941	—	—	—	—
Total debt securities	$8,421	$361,607	$9,223	$(2,601)	$368,229	$—	$—	$—	$—

	June 30, 2016
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$33,256	$489	$(23)	$33,722	$35,067	$843	$(1)	$35,909
Non-agency[2]	—	9,043	321	—	9,364	128,211	7,095	(10,044)	125,262
Total mortgage-backed securities	—	42,299	810	(23)	43,086	163,278	7,938	(10,045)	161,171
Other debt securities:
Municipal	—	34,543	185	(10)	34,718	35,896	5,610	—	41,506
Non-agency	7,584	186,316	1,501	(174)	187,643	—	—	—	—
Total other debt securities	7,584	220,859	1,686	(184)	222,361	35,896	5,610	—	41,506
Total debt securities	$7,584	$263,158	$2,496	$(207)	$265,447	$199,174	$13,548	$(10,045)	$202,677
__________________________________

1.	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

2.	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

During the quarter ended September 30, 2016, the Company elected to reclassify all of its HTM securities to AFS. At the time of reclassification, while the Company had the ability to hold those transferred securities to maturity and did not intend to sell the securities, the Company concluded that there were sufficient uncertainties associated with i) future fiscal and monetary policy resulting from domestic and international political changes, ii) future interpretations and applications of new accounting principles and regulatory guidance; iii) the pace of future market interest rate increases given that market interest rates remain at historical lows, all of which could, depending upon the outcomes, change the Company’s intent to hold its securities. Under Accounting Standards Codification 320-10 Investments—Debt Securities, there are very limited exceptions that allow an entity to reclassify or sell one or more securities from HTM and still use the HTM classification for any remaining securities. The Company concluded that such exceptions may not apply to all results and elected to reclassify all HTM securities to AFS understanding that such reclassification immediately eliminated the Company’s ability to use the HTM classification for its securities portfolio for a period of time not to be less than one year. The Company will perform periodic assessments in the future to determine whether the above referenced uncertainties have been resolved and that management has the positive intent and ability to hold securities until maturity. The net carrying amount of the securities reclassified in September 2016 from HTM to AFS was $194,153 and the fair value of AFS securities at March 31, 2017 is reflected in the Unaudited Condensed Consolidated Balance Sheets. The reclassification resulted in an unrealized gain recognized through other comprehensive income of $3,618 in the Unaudited Condensed Consolidated Statements of Comprehensive Income.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $78,055 at March 31, 2017 consists of thirty-nine different issues of super senior securities with a fair value of $77,217, two mezzanine z-tranche securities, negative-amortizing support tranches, with a fair value of $16 collateralized by seasoned prime and Alt-A first-lien mortgages and one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition, with a fair value of $822. The Company acquired its mezzanine z-tranche securities in fiscal 2010 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310-30”). Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310-30. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired. The security had $1,461 other-than temporary loss for nine months ended March 31, 2017 and no charge was recorded for the fiscal 2016 year. At March 31, 2017 the security had a remaining contractual par value of zero dollars and amortizable and non-amortizable premium are currently projected to be zero dollars and $1,010, respectively.
The current face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at March 31, 2017 and June 30, 2016 were $17,668 and $39,961 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2017
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$19,611	$(381)	$2,351	$(98)	$21,962	$(479)	$—	$—	$—	$—	$—	$—
Non-agency	3,055	(43)	25,725	(1,576)	28,780	(1,619)	—	—	—	—	—	—
Total RMBS securities	22,666	(424)	28,076	(1,674)	50,742	(2,098)	—	—	—	—	—	—
Other Debt:
Municipal Debt	19,533	(449)	9,001	(7)	28,534	(456)	—	—	—	—	—	—
Non-agency	10,368	(47)	—	—	10,368	(47)	—	—	—	—	—	—
Total Other Debt	29,901	(496)	9,001	(7)	38,902	(503)	—	—	—	—	—	—
Total debt securities	$52,567	$(920)	$37,077	$(1,681)	$89,644	$(2,601)	$—	$—	$—	$—	$—	$—

	June 30, 2016
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$5,094	$(23)	$5,094	$(23)	$129	$(1)	$—	$—	$129	$(1)
Non-agency	—	—	—	—	—	—	15,011	(419)	53,372	(9,625)	68,383	(10,044)
Total RMBS securities	—	—	5,094	(23)	5,094	(23)	15,140	(420)	53,372	(9,625)	68,512	(10,045)
Other Debt:
Municipal Debt	10,267	(10)	—	—	10,267	(10)	—	—	—	—	—	—
Non-agency	5,566	(5)	16,963	(169)	22,529	(174)	—	—	—	—	—	—
Total Other Debt	15,833	(15)	16,963	(169)	32,796	(184)	—	—	—	—	—	—
Total debt securities	$15,833	$(15)	$22,057	$(192)	$37,890	$(207)	$15,140	$(420)	$53,372	$(9,625)	$68,512	$(10,045)

There were 15 securities that were in a continuous loss position at March 31, 2017 for a period of more than 12 months. There were 26 securities that were in a continuous loss position at June 30, 2016 for a period of more than 12 months.

The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$(16,631)	$(20,528)	$(20,865)	$(20,503)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	(217)	—	(217)	(106)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(151)	(8)	(1,621)	(43)
Credit losses realized for securities sold	556	—	6,260	116
Ending balance	$(16,443)	$(20,536)	$(16,443)	$(20,536)

At March 31, 2017, non-agency RMBS with a total carrying amount of $48,486 were determined to have cumulative credit losses of $16,443 of which $368 was recognized in earnings during the three months ended March 31, 2017. This quarter’s other-than-temporary impairment of $368 is related to two non-agency RMBS with a total carrying amount of $3,636. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the non-credit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the non-credit component as a charge to other comprehensive income, net of the related income tax benefit.
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
The gross gains and losses realized through earnings upon the sale of available-for-sale securities for the three and nine months ended March 31, 2017 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds[1]	$3,301	$(67)	$124,362	$10,002
Gross realized gains[1]	312	(14)	6,390	919
Gross realized losses	—	—	(3,466)	—
Net realized gain on securities	$312	$(14)	$2,924	$919
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

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	March 31, 2017	June 30, 2016
Available-for-sale debt securities—net unrealized gains	$6,622	$2,288
Available-for-sale debt securities—non-credit related losses	(7,946)	(138)
Held-to-maturity debt securities—non-credit related losses	—	(14,129)
Subtotal	(1,324)	(11,979)
Tax (expense) benefit	162	4,675
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(1,162)	$(7,304)

The expected maturity distribution including repayments of the Company’s mortgage-backed securities and other debt securities classified as trading, available-for-sale and held-to-maturity at March 31, 2017 were:

	March 31, 2017
	Trading	Available for sale		Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Fair Value	Carrying Amount	Fair Value
RMBS—U.S. agencies:
Due within one year	$—	$1,982	$1,970	$—	$—
Due one to five years	—	6,386	6,361	—	—
Due five to ten years	—	5,420	5,416	—	—
Due after ten years	—	16,644	16,486	—	—
Total RMBS—U.S. agencies	—	30,432	30,233	—	—
RMBS—Non-agency:
Due within one year	—	9,488	10,135	—	—
Due one to five years	—	29,676	31,770	—	—
Due five to ten years	—	21,048	22,522	—	—
Due after ten years	—	12,611	13,628	—	—
Total RMBS—Non-agency	—	72,823	78,055	—	—
Other debt:
Due within one year	—	170,595	171,420	—	—
Due one to five years	203	73,872	75,062	—	—
Due five to ten years	286	21	21	—	—
Due after ten years	7,932	13,864	13,438	—	—
Total other debt	8,421	258,352	259,941	—	—
Total	$8,421	$361,607	$368,229	$—	$—

5.	LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2017	June 30, 2016
Single family real estate secured:
Mortgage	$3,809,703	$3,678,520
Home equity	2,630	2,470
Warehouse and other[1]	391,010	537,714
Multifamily real estate secured	1,572,994	1,373,216
Commercial real estate secured	155,621	121,746
Auto and RV secured	131,063	73,676
Factoring	151,319	98,275
Commercial & Industrial	868,279	514,300
Other	13,139	2,542
Total gross loans and leases	7,095,758	6,402,459
Allowance for loan and lease losses	(45,987)	(35,826)
Unaccreted discounts and loan and lease fees	(29,071)	(11,954)
Total net loans and leases	$7,020,700	$6,354,679

1.	The balance of single family warehouse loans was $123,724 at March 31, 2017 and $173,148 at June 30, 2016. The remainder of the balance is attributable to single family lender finance loans.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at March 31, 2017, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
Allowance for Loan and Lease Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provides general loan loss reserves for its automobile (“auto”) and recreational vehicle (“RV”) loans based upon the borrower credit score and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at March 31, 2017 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $130,865 of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $58,182; 715 – 769: $45,640; 700 – 714: $12,477; 660 – 699: $12,773 and less than 660: $1,793.
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
The Company had $3,781,285 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,980,980; 61% – 70%: $1,383,158; 71% – 80%: $416,948; and greater than 80%: $199.
The Company had $1,568,631 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $741,959; 56% – 65%: $518,964; 66% – 75%: $294,830; 76% – 80%: $12,878 and greater than 80%: $0.
The Company had $155,621 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $65,385; 51% – 60%: $35,003; 61% – 70%: $44,933; and 71% – 80%: $10,300.
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

The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	For the Three Months Ended March 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at January 1, 2017	$19,243	$22	$2,179	$3,913	$1,001	$2,017	$339	$9,764	$2,450	$40,928
Provision for loan and lease loss	360	22	(46)	93	(51)	261	40	(271)	4,454	4,862
Charge-offs	(103)	(23)	—	—	—	(190)	—	—	(26)	(342)
Recoveries	66	2	—	375	39	57	—	—	—	539
Balance at March 31, 2017	$19,566	$23	$2,133	$4,381	$989	$2,145	$379	$9,493	$6,878	$45,987

	For the Three Months Ended March 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at January 1, 2016	$17,167	$45	$2,643	$3,293	$736	$1,840	$359	$6,602	$2,386	$35,071
Provision for loan and lease loss	947	(20)	(170)	637	20	(611)	3	1,055	139	2,000
Charge-offs	(29)	—	—	(114)	(29)	(15)	—	—	—	(187)
Recoveries	1	7	—	—	—	39	—	—	—	47
Balance at March 31, 2016	$18,086	$32	$2,473	$3,816	$727	$1,253	$362	$7,657	$2,525	$36,931

	For the Nine Months Ended March 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2016	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826
Provision for loan and lease loss	1,760	1	(552)	68	91	710	134	1,863	6,787	10,862
Charge-offs	(971)	(23)	—	—	(23)	(329)	—	—	(159)	(1,505)
Recoveries	111	22	—	375	39	149	—	—	108	804
Balance at March 31, 2017	$19,566	$23	$2,133	$4,381	$989	$2,145	$379	$9,493	$6,878	$45,987

	For the Nine Months Ended March 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2015	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Provision for loan and lease loss	4,365	(116)	594	(433)	(1,329)	418	70	1,775	2,456	7,800
Charge-offs	(106)	(2)	—	(114)	(29)	(221)	—	—	—	(472)
Recoveries	163	28	—	—	982	103	—	—	—	1,276
Balance at March 31, 2016	$18,086	$32	$2,473	$3,816	$727	$1,253	$362	$7,657	$2,525	$36,931

The following tables present our loans and leases evaluated individually for impairment by class:

	March 31, 2017
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$11,250	$1,561	$9,689	$1,143	$10,832	$—	$—
Purchased	5,273	2,063	3,210	129	3,339	—	—
Multifamily Real Estate Secured:
Purchased	494	206	288	—	288	—	—
Auto and RV Secured:
In-house originated	666	515	151	14	165	—	—
Other:	27	27	—	—	—	—	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	14,106	11	14,095	—	14,095	548	—
Purchased	1,453	29	1,424	13	1,437	38	—
Home Equity:
In-house originated	46	2	44	—	44	1	—
Multifamily Real Estate Secured:
In-house originated	4,170	95	4,075	147	4,222	19	—
Auto and RV Secured:
In-house originated	55	8	47	1	48	1	—
Other	278	—	278	—	278	44	—
Total	$37,818	$4,517	$33,301	$1,447	$34,748	$651	$—
As a % of total gross loans and leases	0.53%	0.06%	0.47%	0.02%	0.49%	0.01%	—%

	June 30, 2016
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$8,989	$727	$8,262	$657	$8,919	$—	—
Purchased	5,852	2,132	3,720	110	3,830	—	—
Multifamily Real Estate Secured:
Purchased	2,520	1,093	1,427	—	1,427	—	—
Commercial Real Estate Secured:
Purchased	629	375	254	61	315	—	—
Auto and RV Secured:
In-house originated	902	663	239	10	249	—	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	14,707	11	14,696	65	14,761	575	—
Purchased	1,976	44	1,932	5	1,937	46	—
Home Equity:
In-house originated	35	2	33	—	33	1	—
Multifamily Real Estate Secured:
In-house originated	795	4	791	65	856	1	—
Auto and RV Secured:
In-house originated	46	7	39	4	43	2	—
Other	676	—	676	—	676	67	—
Total	$37,127	$5,058	$32,069	$977	$33,046	$692	$—
As a % of total gross loans and leases	0.58%	0.08%	0.50%	0.02%	0.52%	0.01%	—%

1.
Impaired loans with an allowance recorded do not have any charge-offs. Principal balance adjustments on impaired loans with an allowance recorded represent interest payments that have been applied to the book balance as a result of the loans’ non-accrual status.

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	March 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$586	$1	$—	$19	$—	$1	$—	$—	$44	$651
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	18,980	22	2,133	4,362	989	2,144	379	9,493	6,834	45,336
Total ending allowance balance	$19,566	$23	$2,133	$4,381	$989	$2,145	$379	$9,493	$6,878	$45,987
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$28,418	$44	$—	$4,363	$—	$198	$—	$—	$278	$33,301
Loans and leases collectively evaluated for impairment	3,781,285	2,586	391,010	1,568,631	155,621	130,865	151,319	868,279	12,861	7,062,457
Principal loan and lease balance	3,809,703	2,630	391,010	1,572,994	155,621	131,063	151,319	868,279	13,139	7,095,758
Unaccreted discounts and loan and lease fees	11,066	29	(1,865)	4,746	747	1,745	(46,221)	758	(76)	(29,071)
Accrued interest receivable	8,398	3	1,504	4,862	385	246	198	3,679	3	19,278
Total recorded investment in loans and leases	$3,829,167	$2,662	$390,649	$1,582,602	$156,753	$133,054	$105,296	$872,716	$13,066	$7,085,965
________________
1. Loans and leases evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$621	$1	$—	$1	$—	$2	$—	$—	$67	$692
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	18,045	22	2,685	3,937	882	1,613	245	7,630	75	35,134
Total ending allowance balance	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$28,610	$33	$—	$2,218	$254	$278	$—	$—	$676	$32,069
Loans and leases collectively evaluated for impairment	3,649,910	2,437	537,714	1,370,998	121,492	73,398	98,275	514,300	1,866	6,370,390
Principal loan and lease balance	3,678,520	2,470	537,714	1,373,216	121,746	73,676	98,275	514,300	2,542	6,402,459
Unaccreted discounts and loan and lease fees	13,142	24	(2,200)	3,957	542	975	(30,533)	2,172	(33)	(11,954)
Accrued interest receivable	12,460	2	1,870	5,409	389	169	327	2,202	3	22,831
Total recorded investment in loans and leases	$3,704,122	$2,496	$537,384	$1,382,582	$122,677	$74,820	$68,069	$518,674	$2,512	$6,413,336
________________
1. Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans and leases consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2017	June 30, 2016
Single Family Real Estate Secured:
Mortgage:
In-house originated	$23,784	$22,958
Purchased	4,634	5,442
Home Equity:
In-house originated	44	33
Multifamily Real Estate Secured:
In-house originated	4,075	791
Purchased	288	1,427
Commercial Real Estate Secured:
Purchased	—	254
Total non-performing loans secured by real estate	32,825	30,905
Auto and RV Secured	198	278
Other	278	676
Total non-performing loans and leases	$33,301	$31,859
Non-performing loans and leases to total loans and leases	0.47%	0.50%

The Company has no loans and leases over 90 days delinquent that are still accruing interest at March 31, 2017. Approximately 85.34% of the Company’s non-performing loans and leases are single family first mortgages already written down to 52.60% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans and leases that are performing and non-performing by portfolio class:

	March 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,781,285	$2,586	$391,010	$1,568,631	$155,621	$130,865	$151,319	$868,279	$12,861	$7,062,457
Non-performing	28,418	44	—	4,363	—	198	—	—	278	33,301
Total	$3,809,703	$2,630	$391,010	$1,572,994	$155,621	$131,063	$151,319	$868,279	$13,139	$7,095,758

	June 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,650,120	$2,437	$537,714	$1,370,998	$121,492	$73,398	$98,275	$514,300	$1,866	$6,370,600
Non-performing	28,400	33	—	2,218	254	278	—	—	676	31,859
Total	$3,678,520	$2,470	$537,714	$1,373,216	$121,746	$73,676	$98,275	$514,300	$2,542	$6,402,459

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	March 31, 2017
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,724,769	$56,516	$3,781,285	$1,480,860	$87,771	$1,568,631	$143,715	$11,906	$155,621
Non-performing	23,784	4,634	28,418	4,075	288	4,363	—	—	—
Total	$3,748,553	$61,150	$3,809,703	$1,484,935	$88,059	$1,572,994	$143,715	$11,906	$155,621

	June 30, 2016
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,578,629	$71,491	$3,650,120	$1,270,379	$100,619	$1,370,998	$109,370	$12,122	$121,492
Non-performing	22,958	5,442	28,400	791	1,427	2,218	—	254	254
Total	$3,601,587	$76,933	$3,678,520	$1,271,170	$102,046	$1,373,216	$109,370	$12,376	$121,746

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

Approximately 4.99% of our non-performing loans and leases at March 31, 2017 were considered TDRs, compared to 9.63% at June 30, 2016. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan and lease category to the performing loan and lease category and any previously deferred interest income is recognized.

The Company classifies these loans as performing loans temporarily modified as TDR and are included in impaired loans and leases as follows:

	March 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-performing loans and leases	28,418	44	—	4,363	—	198	—	—	278	33,301
Total impaired loans and leases	$28,418	$44	$—	$4,363	$—	$198	$—	$—	$278	$33,301

	June 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$210	$—	$—	$—	$—	$—	$—	$—	$—	$210
Non-performing loans and leases	28,400	33	—	2,218	254	278	—	—	676	31,859
Total impaired loans and leases	$28,610	$33	$—	$2,218	$254	$278	$—	$—	$676	$32,069

The Company recognizes interest on performing loans temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended March 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1
Average balances of performing TDRs	$103	$—	$—	$—	$—	$—	$—	$—	$—	$103
Average balances of impaired loans	$28,384	$46	$—	$4,921	$116	$207	$—	$—	$362	$34,036

	For the Three Months Ended March 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2
Average balances of performing TDRs	$213	$—	$—	$—	$—	$—	$—	$—	$—	$213
Average balances of impaired loans	$19,977	$21	$—	$4,787	$372	$282	$—	$—	$—	$25,439

	For the Nine Months Ended March 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$7	$—	$—	$—	$—	$—	$—	$—	$—	$7
Average balances of performing TDRs	$156	$—	$—	$—	$—	$—	$—	$—	$—	$156
Average balances of impaired loans	$30,184	$39	$—	$4,448	$180	$250	$—	$—	$494	$35,595

	For the Nine Months Ended March 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$6	$—	$—	$—	$—	$—	$—	$—	$—	$6
Average balances of performing TDRs	$215	$—	$—	$—	$—	$—	$—	$—	$—	$215
Average balances of impaired loans	$21,559	$15	$—	$5,064	$1,147	$340	$—	$—	$—	$28,125

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

The following table presents the composition of the Company’s loan and lease portfolio by credit quality indicators:

	March 31, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,713,948	$10,821	$23,784	$—	$3,748,553
Purchased	55,731	487	4,932	—	61,150
Home Equity:
In-house originated	2,585	—	45	—	2,630
Warehouse and other:
In-house originated	390,515	—	495	—	391,010
Multifamily Real Estate Secured:
In-house originated	1,478,870	1,990	4,075	—	1,484,935
Purchased	86,749	—	1,310	—	88,059
Commercial Real Estate Secured:
In-house originated	143,715	—	—	—	143,715
Purchased	9,928	1,978	—	—	11,906
Auto and RV Secured:
In-house originated	130,800	45	218	—	131,063
Factoring	151,319	—	—	—	151,319
Commercial & Industrial	868,082	197	—	—	868,279
Other	9,670	3,191	278	—	13,139
Total	$7,041,912	$18,709	$35,137	$—	$7,095,758
As a % of total gross loans and leases	99.2%	0.3%	0.5%	—%	100.0%

	June 30, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,563,430	$10,938	$27,219	$—	$3,601,587
Purchased	71,111	—	5,822	—	76,933
Home Equity:
In-house originated	2,420	17	33	—	2,470
Warehouse and other:
In-house originated	534,868	2,846	—	—	537,714
Multifamily Real Estate Secured:
In-house originated	1,262,384	4,721	4,065	—	1,271,170
Purchased	96,792	2,769	2,485	—	102,046
Commercial Real Estate Secured:
In-house originated	109,370	—	—	—	109,370
Purchased	10,110	2,012	254	—	12,376
Auto and RV Secured:
In-house originated	73,192	97	387	—	73,676
Factoring	98,275	—	—	—	98,275
Commercial & Industrial	513,310	—	990	—	514,300
Other	1,715	151	676	—	2,542
Total	$6,336,977	$23,551	$41,931	$—	$6,402,459
As a % of total gross loans and leases	99.0%	0.4%	0.6%	—%	100.0%

The Company considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. The Company also evaluates credit quality based on the aging status of its loans and leases. The Company has certain short-term loans that do not have a fixed maturity date that are treated as delinquent if not paid in full 90 days after the origination date. The following table provides the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the period indicated:

	March 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$5,317	$1,649	$23,354	$30,320
Purchased	690	44	2,487	3,221
Home equity:
In-house originated	—	—	43	43
Warehouse and other	—	495	—	495
Multifamily real estate secured:
In-house originated	—	—	4,075	4,075
Auto and RV secured	227	22	15	264
Other	784	3,191	278	4,253
Total	$7,018	$5,401	$30,252	$42,671
As a % of total gross loans and leases	0.10%	0.07%	0.43%	0.60%

	June 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$5,192	$1,866	$21,722	$28,780
Purchased	572	—	2,538	3,110
Home equity
In-house originated	—	17	29	46
Multifamily real estate secured
In-house originated	3,594	—	791	4,385
Commercial real estate secured
Purchased	—	—	254	254
Auto and RV secured
In-house originated	200	136	104	440
Commercial and industrial	142	—	—	142
Other	62	151	676	889
Total	$9,762	$2,170	$26,114	$38,046
As a % of total gross loans and leases	0.15%	0.03%	0.41%	0.59%

6.	SUBORDINATED NOTES AND DEBENTURES
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

Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of subordinated debentures (the “Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole, but not in part, on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of 3 months LIBOR plus 2.4% for a rate of 3.45% as of March 31, 2017, with interest paid quarterly starting February 16, 2005.
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
Stock Options. At March 31, 2017 and June 30, 2016 there were no outstanding stock options and all expense related to stock option grants has been fully recognized.
Restricted Stock and Restricted Stock Units. Employees and directors are eligible to receive grants of restricted stock and restricted stock units. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock and restricted stock units is equal to the closing sale price of the Company’s common stock on the date of grant.
During the nine months ended March 31, 2017 and 2016, the Company granted 843,056 and 615,362 restricted stock units, to employees and directors, respectively. Restricted stock unit awards (“RSUs”) granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, which vest one-fourth on each fiscal year end.

The Company’s income before income taxes and net income for the three months ended March 31, 2017 and March 31, 2016 include stock award expense of $3,610 and $3,353, with total income tax benefit of $1,538 and $1,394, respectively. For the nine months ended March 31, 2017 and March 31, 2016 stock award expense was $10,060 and $8,470, with total income tax benefit of $4,245 and $3,532, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2017, unrecognized compensation expense related to non-vested awards aggregated to $26,178 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2017	$3,705
2018	12,076
2019	7,911
2020	2,486
Total	$26,178

The following table presents the status and changes in restricted stock unit grants for the periods indicated:

	Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2015	1,135,088	$17.01
Granted	615,834	26.60
Vested	(536,528)	16.14
Canceled	(154,668)	18.70
Non-vested balance at June 30, 2016	1,059,726	$22.53
Granted	843,056	21.13
Vested	(253,653)	20.29
Canceled	(69,040)	20.02
Non-vested balance at March 31, 2017	1,580,089	$22.25
The total fair value of shares vested for the three and nine months ended March 31, 2017 was $164 and $5,453. The total fair value of shares vested for the three and nine months ended March 31, 2016 was $155 and $7,303.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Earnings Per Common Share
Net income	$40,994	$35,914	$102,191	$89,564
Preferred stock dividends	(77)	(77)	(232)	(232)
Net income attributable to common shareholders	$40,917	$35,837	$101,959	$89,332
Average common shares issued and outstanding	63,394,122	63,066,262	63,339,911	62,849,818
Average unvested RSU shares	1,588,267	1,419,603	1,470,015	1,345,764
Total qualifying shares	64,982,389	64,485,865	64,809,926	64,195,582
Earnings per common share	$0.63	$0.56	$1.57	$1.39
Diluted Earnings Per Common Share
Net income attributable to common shareholders	$40,917	$35,837	$101,959	$89,332
Dilutive net income attributable to common shareholders	$40,917	$35,837	$101,959	$89,332
Average common shares issued and outstanding	64,982,389	64,485,865	64,809,926	64,195,582
Dilutive effect of stock options	—	951	—	7,625
Total dilutive common shares issued and outstanding	64,982,389	64,486,816	64,809,926	64,203,207
Diluted earnings per common share	$0.63	$0.56	$1.57	$1.39

9.	COMMITMENTS AND CONTINGENCIES
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
At March 31, 2017, the Company had commitments to originate $84,044 in fixed rate loans and leases and $457,443 in variable rate loans, totaling an aggregate outstanding principal balance of $541,487. Our fixed rate loan and lease commitments to originate had rates ranging from 2.10% to 8.88%. At March 31, 2017, the Company also had commitments to sell $55,121 in fixed rate loans and $6,057 in variable rate loans, totaling an aggregate outstanding principal balance of $61,178.
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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The Class Action complaint was amended by a certain Consolidated Amended Class Complaint filed on April 11, 2016. The Class Action plaintiff seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. On

April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”).
The complaints filed in the Golden Case, the Hazan Case, and the Mandalevy Case allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose the wrongful conduct that is alleged in a complaint that was filed in a wrongful termination of employment lawsuit (the “Employment Matter”), and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other named defendants dispute the allegations of wrongdoing advanced by the plaintiffs in the Class Action, the Mandalevy Case, and in the Employment Matter, as well as those plaintiffs’ statement of the underlying factual circumstances, and are vigorously defending each case.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the three months ended March 31, 2017, and no new loans and no refinances of existing loans during the nine months ended March 31, 2016.

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include changes in the interest rate environment, economic conditions, changes in the competitive marketplace, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016, which has been filed with the Securities and Exchange Commission and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General

Our Company is the holding company for BofI Federal Bank (the “Bank”), a diversified financial services company with approximately $8.7 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index, the S&P SmallCap 600® Index and the KBW Nasdaq Financial Technology Index.

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
Mergers and Acquisitions

From time to time we undertake acquisitions or similar transactions consistent with the Bank’s operating and growth strategies. During the nine months ended March 31, 2017, there were no such transactions. During fiscal 2016, there were two transactions, which are discussed below.

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
The first product is Emerald Prepaid MasterCard® services (“EPC”), which is under Schedule A of the PMA. Our Bank is responsible for the primary oversight and control of the prepaid card programs of a wholly-owned subsidiary of H&R Block. Under the PMA and related Agreements, our Bank holds the prepaid card customer deposits for those cards issued under the prepaid programs in non-interest bearing accounts and earns a fixed fee paid by H&R Block’s subsidiary for each automated clearing house (“ACH”) transaction processed through the prepaid card customer accounts. A portion of H&R Block’s customers use the Emerald Card as an option to receive federal and state income tax refunds. The prepaid customer deposits are included in non-interest bearing deposit liabilities on our balance sheet and the ACH fee income is included in our income statement under the line banking service fees and other income.
The second product is Refund Transfer (“RT”), which is under Schedule B of the PMA. Our Bank is responsible for the primary oversight and control of the refund transfer program of a wholly-owned subsidiary of H&R Block. Under the PMA and related Agreements, our Bank opens a temporary bank account for each H&R Block customer who is receiving an income tax refund and elects to defer payment of his or her tax preparation fees. After the Internal Revenue Service and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer and the temporary deposit account is closed. Our Bank earns a fixed fee paid by H&R Block for each of the H&R Block customers electing a Refund Transfer. The fees are earned primarily in the quarters ending March 31st and are included in our income statement under the line banking service fees and other income.
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
The fourth product is an Individual Retirement Account (“IRA”). Our Bank entered into agreements to offer this product in August 2015, and the initial offering of this product through H&R Block offices occurred in conjunction with the tax season ending April 18, 2017. Our Bank is responsible for the primary oversight and control of the IRA product. During a tax preparation session with an H&R Block tax preparer, the customer is given an option to open a traditional IRA or Roth IRA savings account with the Bank. If the customer elects the option to open an account and meets our Bank’s requirements, an account is opened on our Bank’s core operating system under our Bank’s oversight and control. The customer has the option to deposit funds for the IRA through check or ACH. Our Bank provides IRA custodial services, earns a nominal fee paid by the customers for any account closures or transfers out, and pays customers interest based on their IRA balance. The fees are included in the income statement under the line banking service fees and other income and interest paid is included under the line deposit interest expense.
The fifth product is an interest-free Refund Advance loan. Our Bank entered into agreements to offer this product in October 2016. Under the agreements our Bank purchases the Refund Advance loans from a third-party bank at a discount. The Refund advance loans are interest-free loans to consumers and offered primarily through the H&R Block tax preparation offices. Our Bank has a limited guarantee from H&R Block that reduces our Bank’s credit exposure on the Refund Advance loans. Our Bank retains the Refund Advance loans that it purchases and includes the Refund Advance loans in loans and leases on our balance sheet and records the accretion of the loan discount as interest income, which is included in the income statement under the line interest and dividend income.
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

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	March 31, 2017	June 30, 2016	March 31, 2016
Selected Balance Sheet Data:
Total assets	$8,700,031	$7,599,304	$7,703,605
Loans and leases—net of allowance for loan and lease losses	7,020,700	6,354,679	6,034,700
Loans held for sale, at fair value	14,696	20,871	42,682
Loans held for sale, lower of cost or fair value	7,607	33,530	59,988
Allowance for loan and lease losses	42,525	35,826	36,931
Securities—trading	8,421	7,584	7,589
Securities—available-for-sale	368,229	265,447	278,653
Securities—held-to-maturity	—	199,174	211,294
Total deposits	6,799,631	6,044,051	6,048,031
Securities sold under agreements to repurchase	35,000	35,000	35,000
Advances from the FHLB	961,000	727,000	858,000
Subordinated notes and debentures and other	54,450	56,016	54,138
Total stockholders’ equity	800,304	683,590	653,289

Capital Ratios:
Equity to assets at end of period	9.20%	8.99%	8.48%
BofI Holding, Inc:
Tier 1 leverage (core) capital to adjusted average assets	9.47%	9.12%	8.99%
Common equity tier 1 capital (to risk-weighted assets)	14.50%	14.42%	14.29%
Tier 1 capital (to risk-weighted assets)	14.59%	14.53%	14.40%
Total capital (to risk-weighted assets)	16.36%	16.36%	16.32%
BofI Federal Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.11%	8.78%	8.62%
Common equity tier 1 capital (to risk-weighted assets)	14.04%	14.00%	13.83%
Tier 1 capital (to risk-weighted assets)	14.04%	14.00%	13.83%
Total capital (to risk-weighted assets)	14.88%	14.75%	14.63%

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Selected Income Statement Data:
Interest and dividend income	$106,962	$84,282	$288,743	$231,446
Interest expense	18,403	14,725	54,044	39,590
Net interest income	88,559	69,557	234,699	191,856
Provision for loan and lease losses	4,862	2,000	10,862	7,800
Net interest income after provision for loan and lease losses	83,697	67,557	223,837	184,056
Non-interest income	23,168	23,316	54,601	49,325
Non-interest expense	35,448	29,408	101,626	79,771
Income before income tax expense	71,417	61,465	176,812	153,610
Income tax expense	30,423	25,551	74,621	64,046
Net income	$40,994	$35,914	$102,191	$89,564
Net income attributable to common stock	$40,917	$35,837	$101,959	$89,332

Per Share Data:
Net income:
Basic	$0.63	$0.56	$1.57	$1.39
Diluted	$0.63	$0.56	$1.57	$1.39
Book value per common share	$12.55	$10.28	$12.55	$10.28
Tangible book value per common share	$12.44	$10.23	$12.44	$10.23

Weighted average number of shares outstanding:
Basic	64,982,389	64,485,865	64,809,926	64,195,582
Diluted	64,982,389	64,486,816	64,809,926	64,203,207
Common shares outstanding at end of period	63,390,389	63,060,732	63,390,389	63,060,732
Common shares issued at end of period	64,798,821	64,177,770	64,798,821	64,177,770

Performance Ratios and Other Data:
Loan and lease originations for investment	$1,044,107	$857,557	$3,040,990	$2,673,577
Loan originations for sale	$239,931	$250,876	$1,084,387	$1,155,329
Loan and lease purchases	$276,917	$140,109	$276,917	$140,493
Return on average assets	1.94%	1.95%	1.72%	1.82%
Return on average common stockholders’ equity	21.10%	22.59%	18.48%	19.99%
Interest rate spread[1]	4.00%	3.55%	3.81%	3.77%
Net interest margin[2]	4.24%	3.85%	4.02%	3.97%
Efficiency ratio	31.73%	31.66%	35.13%	33.08%

Asset Quality Ratios:
Net annualized charge-offs to average loans and leases	(0.01)%	0.01%	0.01%	(0.02)%
Non-performing loans and leases to total loans and leases	0.47%	0.39%	0.47%	0.39%
Non-performing assets to total assets	0.39%	0.31%	0.39%	0.31%
Allowance for loan and lease losses to total loans and leases at end of period	0.65%	0.61%	0.65%	0.61%
Allowance for loan and lease losses to non-performing loans and leases	138.09%	154.06%	138.09%	154.06%
_________________________

1.	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.

2.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2017 and 2016
For the three months ended March 31, 2017, we had net income of $41.0 million compared to net income of $35.9 million for the three months ended March 31, 2016. Net income attributable to common stockholders was $40.9 million or $0.63 per diluted share for the three months ended March 31, 2017 compared to net income attributable to common shareholders of $35.8 million or $0.56 per diluted share for the three months ended March 31, 2016. For the nine months ended March 31, 2017, we had net income of $102.2 million compared to net income of $89.6 million for the nine months ended March 31, 2016. Net income attributable to common stockholders was $102.0 million or $1.57 per diluted share for the nine months ended March 31, 2017 compared to net income attributable to common shareholders of $89.3 million or $1.39 per diluted share for the nine months ended March 31, 2016. For the three and nine months ended March 31, 2017, the increase in net income was primarily related to increased net interest income from loan growth.

Other key comparisons between our operating results for the three and nine months ended March 31, 2017 and 2016 are as follows:

•
Net interest income increased $19.0 million and $42.8 million due to a 15.6% and 21.0% increase in average earning assets in the three and nine months ended March 31, 2017, respectively. These increases in interest income were primarily the result of continued growth in our loan and lease portfolio and discount accretion from Refund Advance loan purchases for the three and nine months ended March 31, 2017 compared to March 31, 2016. The overall rate on interest earning assets increased by 45 basis point and by 15 basis points for the three and nine months ended March 31, 2017 compared to March 31, 2016, respectively. Average rates paid on interest-bearing liabilities were flat for the three months ended March 31, 2017 compared to March 31, 2016, and increased 11 basis points for the nine months ended March 31, 2017 compared to March 31, 2016. The change in the mix between interest-bearing deposits and borrowings and addition of $51 million of 6.25% subordinated notes were the primary reasons for the increase in average rates paid for the nine months ended March 31, 2017 compared to March 31, 2016.

•
Non-interest income decreased $0.1 million and increased $5.3 million for the three and nine months ended March 31, 2017 compared to the three and nine months ended March 31, 2016, respectively. The $0.1 million increase in non-interest income for the three months ended March 31, 2017, was the result of a decrease in mortgage banking income of $2.0 million and a decrease in gain on sale – other income of $0.8 million primarily from reduced sales of structured settlements, partially offset by an increase in banking service fees and other income of $1.2 million primarily from seasonal H&R Block-branded products and service fee income, an increase in prepayment penalty fee income of $1.1 million and an increase in realized gain on securities of $0.3 million. The $5.3 million increase in non-interest income for the nine months ended March 31, 2017, was primarily the result of a $5.6 million increase in banking service fees and other income primarily due to increased fees related to individual retirement accounts, a $3.2 million increase in mortgage banking, a $2.0 million increase in realized gain on securities, and an increase in prepayment penalty fee income of $1.4 million, partially offset by a $6.3 million decrease in gain on sale – other income, primarily from reduced sales of structured settlements.

•
Non-interest expense increased $6.0 million and $21.9 million for the three and nine months ended March 31, 2017 compared to the three and nine months ended March 31, 2016, respectively. For the three months ended March 31, 2017 compared to the three months ended March 31, 2016 salaries and related expenses increased $4.3 million primarily due to the overall increase in staff to support the overall growth of the Bank. Advertising and promotional increased by $0.7 million, primarily related to increased lead generation costs. Other general and administrative costs increased by $0.4 million primarily attributable to expenses in support of seasonal H&R Block-branded products and services. For the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 salaries and related expenses increased $12.8 million primarily due to the overall increase in staff to support the overall growth of the Bank. Data processing and internet expense increased $2.0 million due to core system updates and development and increased bank customers. Advertising and promotional expense increased $2.0 million primarily related to increased lead generation costs and other general and administrative costs increased by $1.5 million primarily attributable to expenses in support of seasonal H&R Block-branded products and services.

Non-GAAP adjusted earnings for the three months ended March 31, 2017 and 2016 were $40.9 million and $36.0 million, respectively. For the nine months ended March 31, 2017 and 2016 non-GAAP adjusted earnings were $101.1 million and $89.3 million, respectively.

Below is a reconciliation of net income to non-GAAP adjusted earnings:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2017	2016	2017	2016
Net Income	$40,994	$35,914	$102,191	$89,564
Realized securities losses (gains)	(312)	14	(2,924)	(919)
Unrealized securities losses (gains)	98	125	1,001	392
Tax (provision) benefit	91	(58)	812	220
Non-GAAP adjusted earnings[1]	$40,871	$35,995	$101,080	$89,257
1. The non-GAAP adjusted earnings calculation does not exclude FHLB special dividends due to their repeated occurrence.
Net Interest Income
Net interest income for the three and nine months ended March 31, 2017 totaled $88.6 million and $234.7 million, an increase of 27.3% and 22.3%, compared to net interest income of $69.6 million and $191.9 million for the three and nine months ended March 31, 2016. The growth of net interest income for both the three and nine months ended March 31, 2017 is primarily due to net loan and lease portfolio growth.
Total interest and dividend income during the three and nine months ended March 31, 2017 increased 26.9% to $107.0 million and 24.8% to $288.7 million, respectively, compared to $84.3 million and $231.4 million during the three and nine months ended March 31, 2016. The increases in interest and dividend income for the three and nine months ended March 31, 2017 was primarily attributable to the continued growth in average earning assets from loan originations, primarily in the commercial & industrial, as well as discount accretion from Refund Advance loan purchases. The average balance of loans and leases increased 19.6% and 22.2% for the three and nine months ended March 31, 2017 compared to the three and nine months ended March 31, 2016. The increase in interest income on loans and leases was partially offset by the increased volume and rates in interest-bearing deposits balances.
Total interest expense was $18.4 million and $54.0 million for the three and nine months ended March 31, 2017, an increase of $3.7 million or 25.0% and of $14.5 million or 36.5% as compared with the three and nine months ended March 31, 2016, respectively. The average funding rate for the three months ended March 31, 2017 compared to the same 2016 period was even while average interest-bearing liabilities grew 24.3%. The increase for the three months ended March 31, 2017 was due to increased balances and rates of subordinated notes and deposits. The average funding rate for the nine months ended March 31, 2017 compared to the same 2016 period increased 11 basis points while average interest-bearing liabilities grew 23.5%.The increase for the nine months ended March 31, 2017 was due to increased balances and rates of subordinated notes and deposits as well as increased rates on advances from the FHLB. Increased balances and rates of time deposits also resulted in an increased average duration from 4.1 years at March 31, 2016 to 5.3 years at March 31, 2017. The average non-interest-bearing demand deposits were $1.1 billion and $1.4 billion for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $0.3 billion. The average non-interest-bearing demand deposits were $739.8 million and $749.4 million for the nine months ended March 31, 2017 and 2016, respectively, representing a decrease of $9.6 million.
Net interest margin, defined as annualized net interest income divided by average earning assets, increased by 39 basis points to 4.24% and decreased by 5 basis points to 4.02% for the three and nine months ended March 31, 2017, respectively. The net interest margins of 4.24% and 4.02% for the three and nine months ended March 31, 2017 were primarily the result of the above discussed changes in loan yields and in the overall cost of funds, respectively.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017			2016
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$6,944,683	$99,391	5.72%	$5,804,890	$77,111	5.31%
Interest-earning deposits in other financial institutions	982,002	2,158	0.88%	895,473	1,043	0.47%
Mortgage-backed and other investment securities[4]	372,826	4,173	4.48%	457,005	4,977	4.36%
Stock of the FHLB, at cost	53,669	1,240	9.24%	65,673	1,151	7.01%
Total interest-earning assets	8,353,180	106,962	5.12%	7,223,041	84,282	4.67%
Non-interest-earning assets	111,178			129,661
Total assets	$8,464,358			$7,352,702
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,799,610	$8,608	0.72%	$3,500,329	$6,356	0.73%
Time deposits	886,541	5,543	2.50%	847,783	4,656	2.20%
Securities sold under agreements to repurchase	35,000	385	4.40%	35,000	387	4.42%
Advances from the FHLB	766,289	2,940	1.53%	861,308	3,019	1.40%
Subordinated notes and debentures and other	56,368	928	6.59%	20,023	307	6.13%
Total interest-bearing liabilities	6,543,808	18,404	1.12%	5,264,443	14,725	1.12%
Non-interest-bearing demand deposits	1,081,939			1,403,140
Other non-interest-bearing liabilities	57,812			45,495
Stockholders’ equity	780,799			639,624
Total liabilities and stockholders’ equity	$8,464,358			$7,352,702
Net interest income		$88,558			$69,557
Interest rate spread[5]			4.00%			3.55%
Net interest margin[6]			4.24%			3.85%
 __________________________

1.	Average balances are obtained from daily data.

2.	Annualized.

3.	Loans and leases include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include $30.2 million and $30.9 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2017 and 2016 three-month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2017 and 2016:

	For the Nine Months Ended
	March 31,
	2017			2016
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$6,700,515	$265,849	5.29%	$5,482,804	$212,306	5.16%
Interest-earning deposits in other financial institutions	600,324	3,234	0.72%	462,830	1,371	0.39%
Mortgage-backed and other investment securities[4]	433,109	14,089	4.34%	425,496	13,364	4.19%
Stock of the FHLB, at cost	54,249	5,571	13.69%	64,778	4,405	9.07%
Total interest-earning assets	7,788,197	288,743	4.94%	6,435,908	231,446	4.79%
Non-interest-earning assets	142,600			140,330
Total assets	$7,930,797			$6,576,238
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,624,507	$24,564	0.71%	$3,433,096	$17,095	0.66%
Time deposits	989,224	17,112	2.31%	803,833	12,649	2.10%
Securities sold under agreements to repurchase	35,000	1,143	4.35%	35,000	1,168	4.45%
Advances from the FHLB	687,781	8,409	1.63%	893,524	8,297	1.24%
Subordinated notes and debentures and other	56,339	2,816	6.66%	10,075	381	5.04%
Total interest-bearing liabilities	6,392,851	54,044	1.13%	5,175,528	39,590	1.02%
Non-interest-bearing demand deposits	739,780			749,430
Other non-interest-bearing liabilities	57,497			50,404
Stockholders’ equity	740,669			600,876
Total liabilities and stockholders’ equity	$7,930,797			$6,576,238
Net interest income		$234,699			$191,856
Interest rate spread[5]			3.81%			3.77%
Net interest margin[6]			4.02%			3.97%
 __________________________

1.	Average balances are obtained from daily data.

2.	Annualized.

3.	Loans and leases include loans held for sale, loan premiums and unearned fees.

4.
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include $30.4 million and $31.1 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2017 and 2016 nine-month periods, respectively.

5.	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

6.	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2017 and 2016:

	For the Three Months Ended				For the Nine Months Ended
	March 31, 2017				March 31, 2017
	2017 vs 2016				2017 vs 2016
	Increase (Decrease) Due to				Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans and leases	$15,131	$5,950	$1,199	$22,280	$47,125	$5,346	$1,072	$53,543
Interest-earning deposits in other financial institutions	102	918	95	1,115	402	1,146	315	1,863
Mortgage-backed and other investment securities	(918)	137	(23)	(804)	239	479	7	725
Stock of the FHLB, at cost	(210)	366	(67)	89	(716)	2,245	(363)	1,166
	$14,105	$7,371	$1,204	$22,680	$47,050	$9,216	$1,031	$57,297
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$2,371	$(88)	$(31)	$2,252	$5,897	$1,287	$285	$7,469
Time deposits	213	636	38	887	2,920	1,266	277	4,463
Securities sold under agreements to repurchase	—	(2)	—	(2)	—	(26)	1	(25)
Advances from the FHLB	(333)	280	(26)	(79)	(1,913)	2,614	(589)	112
Subordinated notes and debentures and other	557	23	41	621	1,749	122	564	2,435
	$2,808	$849	$22	$3,679	$8,653	$5,263	$538	$14,454

Provision for Loan and Lease Losses
The loan and lease loss provision was $4.9 million for the three months ended March 31, 2017 compared to $2.0 million for the three months ended March 31, 2016. The loan and lease loss provision was $10.9 million for the nine months ended March 31, 2017 compared to $7.8 million for the nine months ended March 31, 2016. The increase in the loss provision for the three and nine months ended March 31, 2017 is primarily due to additional provision for our Refund Advance product, loan growth, and a change in the mix of loans, partially offset by net recoveries of $0.2 million during the three months ended March 31, 2017. Provisions for loan and lease losses are charged to income to bring the allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan and Lease Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2017	2016	Inc (Dec)	2017	2016	Inc (Dec)
Realized gain on securities:
Sale of securities	$312	$(14)	$326	$2,924	$919	$2,005
Total realized gain on securities	312	(14)	326	2,924	919	2,005
Other-than-temporary loss on securities:
Total impairment losses	$(754)	$(1,006)	$252	$(8,981)	$(2,785)	$(6,196)
Loss recognized in other comprehensive loss	386	998	(612)	7,143	2,636	4,507
Net impairment loss recognized in earnings	(368)	(8)	(360)	(1,838)	(149)	(1,689)
Fair value gain on trading securities	270	(117)	387	837	(243)	1,080
Total unrealized loss on securities	(98)	(125)	27	(1,001)	(392)	(609)
Prepayment penalty fee income	1,682	563	1,119	3,617	2,177	1,440
Gain on sale – other	341	1,101	(760)	4,068	10,348	(6,280)
Mortgage banking income	1,430	3,459	(2,029)	11,400	8,246	3,154
Banking service fees and other income	19,501	18,332	1,169	33,593	28,027	5,566
Total non-interest income	$23,168	$23,316	$(148)	$54,601	$49,325	$5,276
Non-interest income decreased $0.1 million to $23.2 million for the three months ended March 31, 2017. The decrease was primarily the result of a $2.0 million decrease in mortgage banking income and a decrease in gain on sale – other of $0.8 million due to reduced sales of structured settlements, partially offset by a $1.2 million increase in banking service fees due to increased fees related seasonal H&R Block-branded products and service fee income, and a $1.1 million increase in prepayment penalty fee income. The H&R Block relationship was new for fiscal 2016 and introduced seasonality into banking service fees and other income category of non-interest income, with an increase during our second quarter and the peak income in this category typically occurring during our third fiscal quarter ended March 31. Therefore, banking services fees and other income for the three months ended March 31, 2017 are not indicative of results to be expected for other quarters during the fiscal year. The primary non-interest income generating H&R Block products and services that lead to the increased banking service fees and other income are EPC and RT. For the three months ended March 31, 2017, EPC increased $0.4 million to $2.9 million from $2.5 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, RT decreased $0.1 million to $10.8 million from $10.9 million for the three months ended March 31, 2016. Non-interest income increased $5.3 million to $54.6 million for the nine months ended March 31, 2017. The increase was primarily the result of an increase of $5.6 million in banking service fees due to increased fees related to IRAs and an increase in seasonal H&R Block-branded products and service fee income, mortgage banking income of $3.2 million, an increase in realized gain on securities of $2.0 million, an increase in prepayment penalty fee income of $1.4 million, partially offset by a $6.3 million decrease in gain on sale – other primarily from less sales of structured settlements and a decrease in unrealized loss on securities of $0.6 million.
Included in gain on sale – other are sales of correspondent loans that are collateralized by non-mortgage assets and sales of structured settlement annuity receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale, lower of cost or fair value.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2017	2016	Inc (Dec)	2017	2016	Inc (Dec)
Salaries and related costs	$21,268	$17,000	$4,268	$60,608	$47,762	$12,846
Professional services	1,023	1,033	(10)	3,463	2,666	797
Occupancy and equipment	1,461	1,169	292	4,100	3,016	1,084
Data processing and internet	3,298	3,225	73	9,411	7,404	2,007
Advertising and promotional	2,148	1,406	742	6,670	4,631	2,039
Depreciation and amortization	1,552	1,310	242	4,316	3,316	1,000
Real estate owned and repossessed vehicles	(2)	5	(7)	503	(45)	548
FDIC and regulator fees	1,265	1,217	48	3,390	3,389	1
Other general and administrative	3,435	3,043	392	9,165	7,632	1,533
Total non-interest expenses	$35,448	$29,408	$6,040	$101,626	$79,771	$21,855
Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $35.4 million for the three months ended March 31, 2017, up from $29.4 million for the three months ended March 31, 2016. Non-interest expense was $101.6 million for the nine months ended March 31, 2017, up from $79.8 million for the nine months ended March 31, 2016. The increase in compensation expense for the three and nine months ended March 31, 2017 was primarily due to the expansion of the Bank, specifically in areas related to lending, information technology infrastructure development and regulatory compliance.
Total salaries and related costs increased $4.3 million to $21.3 million for the three months ended March 31, 2017 compared to $17.0 million for the three months ended March 31, 2016 due to increased staffing levels to support growth in lending and information technology infrastructure development activities. Total salaries and related costs increased $12.8 million to $60.6 million for the nine months ended March 31, 2017 compared to $47.8 million for the nine months ended March 31, 2016 due to increased staffing levels to support growth in lending and information technology infrastructure development and compliance activities. Our staff increased to 643 from 577 between March 31, 2017 and 2016, respectively.
Professional services, which include accounting and legal fees, were even and increased $0.8 million for the three and nine months ended March 31, 2017, compared to the three and nine month periods last year, respectively. Professional services for the nine months ended March 31, 2017 increased due primarily to legal fees and the timing of insurance reimbursements.
Advertising and promotional expense increased $0.7 million and $2.0 million for the three and nine months ended March 31, 2017, compared to the three and nine months ended March 31, 2016. The increases for the three and nine months ending March 31, 2017 were primarily related to increased lead generation costs and increased deposit marketing.
Data processing and internet expense increased $0.1 million and $2.0 million for the three and nine months ended March 31, 2017, compared to the three and nine month period ended March 31, 2016, respectively. The increases were primarily due to growth in the number of customer accounts, software initiatives, and enhancements to the Bank’s core processing system.
The change in our cost of Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges was even and increased $0.1 million for the three and nine months ended March 31, 2017, compared to the three and nine month period last year. The nominal changes were due to a favorable change in the FDIC deposit insurance premium calculation partially offset by the overall growth of the Bank’s liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs increased by $0.4 million and $1.5 million for the three and nine months ended March 31, 2017, compared to the three and nine month period ended March 31, 2016, respectively. The increases were primarily due to costs supports loan and deposit production.

Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2017 and 2016 were 42.60% and 41.57%, respectively. Our effective income tax rates (income tax provision divided by net income before income tax) for the nine months ended March 31, 2017 and 2016 were 42.20% and 41.69%, respectively. The changes in the tax rates are primarily the result of changes in state tax allocations.
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $1,100.7 million, or 14.5%, to $8,700.0 million, as of March 31, 2017, up from $7,599.3 million at June 30, 2016. The increase in total assets was primarily due to an increase of $666.0 million in net loans and leases held for investment and an increase in cash of $592.0 million. Total liabilities increased $984.0 million, primarily from growth in deposits of $755.6 million.
Loans and Leases
Net loans and leases held for investment increased 10.5% to $7,020.7 million at March 31, 2017 from $6,354.7 million at June 30, 2016. The increase in the loan and lease portfolio was primarily due to loan and lease originations and purchases of $3,317.9 million, partially offset by loan and lease repayments and other adjustments of $2,651.9 million during the nine months ended March 31, 2017.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	March 31, 2017		June 30, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$3,809,703	53.7%	$3,678,520	57.5%
Home equity	2,630	—%	2,470	—%
Warehouse and other	391,010	5.5%	537,714	8.4%
Multifamily real estate secured	1,572,994	22.2%	1,373,216	21.5%
Commercial real estate secured	155,621	2.2%	121,746	1.9%
Auto and RV secured	131,063	1.9%	73,676	1.2%
Factoring	151,319	2.1%	98,275	1.5%
Commercial & Industrial	868,279	12.2%	514,300	8.0%
Other	13,139	0.2%	2,542	—%
Total gross loans and leases	7,095,758	100.0%	6,402,459	100.0%
Allowance for loan and lease losses	(45,987)		(35,826)
Unaccreted discounts and loan and lease fees	(29,071)		(11,954)
Total net loans and leases	$7,020,700		$6,354,679
The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. Also, the Bank previously purchased option adjustable-rate mortgage (“ARM”) loans and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of March 31, 2017, the Company had $826.4 million of interest only mortgage loans and $2.6 million of option adjustable-rate mortgage loans. Through March 31, 2017, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan and Lease Losses
Non-performing Assets
Non-performing loans and leases are comprised of loans and leases past due 90 days or more on nonaccrual status and other nonaccrual loans and leases. Non-performing assets include non-performing loans and leases plus other real estate owned and repossessed vehicles. At March 31, 2017, our non-performing loans and leases totaled $33.3 million, or 0.47% of total gross loans and leases and our non-performing loans and leases and foreclosed assets or “non-performing assets” totaled $34.3 million, or 0.39% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2017	June 30, 2016	Inc (Dec)
Non-performing assets:
Non-accrual loans and leases:
Single family real estate secured:
Mortgage	$28,418	$28,400	$18
Home equity	44	33	11
Multifamily real estate secured	4,363	2,218	2,145
Commercial real estate secured	—	254	(254)
Total non-performing loans secured by real estate	32,825	30,905	1,920
Auto and RV secured	198	278	(80)
Other	278	676	(398)
Total non-performing loans and leases	33,301	31,859	1,442
Foreclosed real estate	908	207	701
Repossessed—Auto and RV	73	45	28
Total non-performing assets	$34,282	$32,111	$2,171
Total non-performing loans and leases as a percentage of total loans and leases	0.47%	0.50%	(0.03)%
Total non-performing assets as a percentage of total assets	0.39%	0.42%	(0.03)%
Total non-performing assets increased from $32.1 million at June 30, 2016 to $34.3 million at March 31, 2017. As a percentage of total assets, non-performing assets decreased from 0.42% at June 30, 2016 to 0.39% at March 31, 2017. The non-performing assets increase of approximately $2.2 million, was primarily the result of increases in non-performing multifamily real estate secured mortgage loans and foreclosed real estate assets.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had performing troubled debt restructurings with outstanding balances totaling $0.0 million at March 31, 2017 and $0.2 million at June 30, 2016.
Allowance for Loan and Lease Losses
We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan and lease losses is adequate at March 31, 2017, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
We provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at March 31, 2017 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $130.9 million of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $58.2 million; 715 – 769: $45.6 million; 700 – 714: $12.5 million; 660 – 699: $12.8 million and less than 660: $1.8 million.

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
The Company had $3,781.3 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $1,981.0 million; 61% – 70%: $1,383.2 million; 71% – 80%: $416.9 million; greater than 80%: $0.2 million.
The Company had $1,568.6 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $741.9 million; 56% – 65%: $519.0 million; 66% – 75%: $294.8 million; 76% – 80%: $12.9 million and greater than 80%: $0.0 million.
The Company had $155.6 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $65.4 million; 51% – 60%: $35.0 million; 61% – 70%: $44.9 million; and 71% – 80%: $10.3 million.
The weighted average LTV percentage for our entire real estate loan portfolio was 57% at March 31, 2017. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan and lease loss provisions in the future to provide a larger loss allowance for one or more of our loan and lease types.
The following table summarizes impaired loans and leases as of:

(Dollars in thousands)	March 31, 2017	June 30, 2016
Non-performing loans and leases—90+ days past due plus other non-accrual loans and leases	$31,640	$28,790
Troubled debt restructuring loans—non-accrual	1,661	3,069
Troubled debt restructuring loans—performing	—	210
Total impaired loans and leases	$33,301	$32,069

The following table reflects management’s allocation of the allowance for loan and lease losses by loan and lease category and the ratio of each loan and lease category to total loans and leases as of the dates indicated:

	March 31, 2017		June 30, 2016
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$19,566	42.5%	$18,666	52.1%
Home equity	23	0.1%	23	—%
Warehouse and other	2,133	4.6%	2,685	7.5%
Multifamily real estate secured	4,381	9.5%	3,938	11.0%
Commercial real estate secured	989	2.2%	882	2.5%
Auto and RV secured	2,145	4.7%	1,615	4.5%
Factoring	379	0.8%	245	0.7%
Commercial & Industrial	9,493	20.6%	7,630	21.3%
Other	6,878	15.0%	142	0.4%
Total	$45,987	100.0%	$35,826	100.0%
The loan and lease loss provision was $4.9 million and $2.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The loan and lease loss provision was $10.9 million and $7.8 million for the nine months ended March 31, 2017 and March 31, 2016, respectively. The increase for the three and nine months ended March 31, 2017 in the loan and lease loss provision was primarily due to additional provision for our Refund Advance product, loan growth, and a change in the mix of loans, partially offset by net recoveries of $0.2 million during the three months ended March 31, 2017. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan and lease loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $376.7 million as of March 31, 2017, compared with $472.2 million at June 30, 2016. During the nine months ended March 31, 2017, we purchased thirteen securities for $193.1 million, sold $120.4 million of available for sale securities, and received principal repayments of approximately $174.6 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities. During the quarter ended September 30, 2016, we elected to reclassify all of our HTM securities to AFS. At the time of reclassification, while we had the ability to hold those transferred securities to maturity and did not intend to sell the securities, we concluded that there were sufficient uncertainties associated with i) future fiscal and monetary policy resulting from domestic and international political changes, ii) future interpretations and applications of new accounting principles and regulatory guidance; iii) the pace of future market interest rate increases given that market interest rates remain at historical lows and the absence of clear forward-looking guidance set by Federal Reserve Board of Governors, all of which could, depending upon the outcomes, change our intent to hold our securities. Under Accounting Standards Codification 320-10 Investments—Debt Securities, there are very limited exceptions that allow an entity to reclassify or sell one or more securities from HTM and still use the HTM classification. We concluded that such exceptions may not apply to all results and elected to reclassify all HTM securities to AFS understanding that such reclassification will immediately eliminate our ability to use the HTM classification for our securities portfolio for a period of time not to be less than one year. We will perform periodic assessments in the future to determine whether the above referenced uncertainties have been resolved and we have the positive intent and ability to hold securities until maturity. The net carrying amount of the securities reclassified in September 2016 from HTM to AFS was $194.2 million and the fair value of AFS securities at March 31, 2017 is reflected in the Unaudited Condensed Consolidated Balance Sheets. The reclassification resulted in an unrealized gain recognized through other comprehensive income of $3.6 million in the Unaudited Condensed Consolidated Statements of Comprehensive Income.
Deposits
Deposits increased a net $755.6 million, or 12.5%, to $6,799.6 million at March 31, 2017, from $6,044.1 million at June 30, 2016. Our deposit growth was the result of a 97.9% increase in non-interest bearing accounts and a 24.4% increase in interest bearing demand accounts. The addition of deposits through our H&R Block product and service offering and our organic growth resulted in higher demand account business and non-interest bearing account business during the nine months ended March 31, 2017.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2017		June 30, 2016
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$1,165,106	—%	$588,774	—%
Interest-bearing:
Demand	2,384,374	0.71%	1,916,525	0.63%
Savings	2,441,311	0.75%	2,484,994	0.69%
Total interest-bearing demand and savings	4,825,685	0.73%	4,401,519	0.66%
Time deposits:
Under $100,000	38,870	1.22%	51,849	1.23%
$100,000 or more[2]	769,970	2.37%	1,001,909	1.99%
Total time deposits	808,840	2.32%	1,053,758	1.96%
Total interest bearing[2]	5,634,525	0.96%	5,455,277	0.91%
Total deposits	$6,799,631	0.79%	$6,044,051	0.82%
______________________________
1. Based on weighted-average stated interest rates at end of period.
2. The total interest-bearing includes brokered deposits of $903.6 million and $800.7 million as of March 31, 2017 and June 30, 2016, respectively, of which $602.6 million and $537.4 million, respectively, are time deposits classified as $100,000 or more.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2017	June 30, 2016	March 31, 2016
Non-interest bearing, prepaid and other	3,798,888	1,816,266	2,906,979
Checking and savings accounts	277,182	292,012	293,558
Time deposits	2,941	4,807	4,718
Total number of deposit accounts	4,079,011	2,113,085	3,205,255
The net increase of 1,982,622 of non-interest bearing, prepaid and other accounts for the nine months ended March 31, 2017 was primarily the result of new H&R Block-branded products.

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	March 31, 2017		June 30, 2016		March 31, 2016
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$35,000	4.38%	$35,000	4.38%	$35,000	4.38%
FHLB Advances	961,000	1.42%	727,000	1.53%	858,000	1.41%
Subordinated notes and debentures and other	54,450	6.35%	56,016	6.27%	56,155	5.95%
Total borrowings	$1,050,450	1.78%	$818,016	1.99%	$949,155	1.79%

Weighted average cost of borrowings during the quarter	1.98%		2.01%		1.62%
Borrowings as a percent of total assets	12.1%		10.8%		12.3%
At March 31, 2017, total borrowings amounted to $1,050.5 million, up $232.4 million, or 28.4%, from June 30, 2016 and up $101.3 million or 10.7% from March 31, 2016. Total borrowings represented 12.1% of total assets and had a weighted-average cost of 1.98% at March 31, 2017, compared with 10.8% of total assets at a weighted-average cost of 2.01% at June 30, 2016 and 12.3% of total assets at a weighted-average cost of 1.62% at March 31, 2016.
We have sold securities under various agreements to repurchase for total proceeds of $35.0 million. The repurchase agreements have interest rates between 3.75% and 4.75% and scheduled maturities between April 2017 and December 2017. Under these agreements, we may be required to repay the $35.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 0.36 years and the weighted average remaining period before such repurchase agreements could be called is 0.14 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At March 31, 2017, a total of $5.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $5.0 million in putable advances is 0.82 years and the weighted average remaining period before such advances could be put to us is 0.07 years.
Stockholders’ Equity
Stockholders’ equity increased $116.7 million to $800.3 million at March 31, 2017 compared to $683.6 million at June 30, 2016. The increase was the result of our net income for the nine months ended March 31, 2017 of $102.2 million, vesting and issuance of RSUs and exercise of stock options of $8.6 million, a $6.1 million unrealized gain in other comprehensive income, net of tax, and less $0.2 million for dividends declared on preferred stock.

LIQUIDITY
Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Operating Activities	$168,896	$103,173
Investing Activities	$(566,346)	$(1,206,162)
Financing Activities	$989,480	$1,775,669
During the nine months ended March 31, 2017, we had net cash inflows from operating activities of $168.9 million compared to inflows of $103.2 million for the nine months ended March 31, 2016. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $566.3 million for the nine months ended March 31, 2017, while outflows totaled $1,206.2 million for the same period in fiscal year 2016. The decrease was primarily due to increased repayments of loans and leases in the fiscal 2017 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $989.5 million for the nine months ended March 31, 2017, and $1,775.7 million for the nine months ended March 31, 2016. Net cash provided by financing activities decreased primarily from decreased deposit inflows for the nine months ended March 31, 2017 compared to March 31, 2016.
During the nine months ended March 31, 2017, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2017, the Company had $1.1 billion available immediately and an additional $115.0 million available with additional collateral. At March 31, 2017, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2017, the Bank did not have any borrowings outstanding and the amount available from this source was $1,279.1 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits of $903.6 million at March 31, 2017. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At March 31, 2017, we had commitments to originate loans with an aggregate outstanding principal balance of $541.5 million, and commitments to sell loans with an aggregate outstanding principal balance of $61.2 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.

Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The Class Action complaint was amended by a certain Consolidated Amended Class Complaint filed on April 11, 2016. The Class Action plaintiff seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”).
The complaints filed in the Golden Case, the Hazan Case, and the Mandalevy Case allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose the wrongful conduct that is alleged in a complaint that was filed in a wrongful termination of employment lawsuit (the “Employment Matter”), and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other named defendants dispute the allegations of wrongdoing advanced by the plaintiffs in the Class Action, the Mandalevy Case, and in the Employment Matter, as well as those plaintiffs’ statement of the underlying factual circumstances, and are vigorously defending each case.
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
CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of March 31, 2017 totaled $186.6 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents certain of our contractual obligations as of the period indicated:

	As of March 31, 2017
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$1,114,986	$618,936	$211,597	$113,080	$171,373
Time deposits[2]	922,784	203,547	92,074	105,974	521,189
Operating lease obligations[3]	17,398	4,368	9,208	2,517	1,305
Total	$2,055,168	$826,851	$312,879	$221,571	$693,867
________________________________

1.	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2017.

2.	Amounts include principal and interest due to recipient.

3.	Payments are for leases of real property.
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for March 31, 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2017, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2017 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	BofI Holding, Inc.		BofI Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	March 31, 2017	June 30, 2016	March 31, 2017	June 30, 2016
Regulatory Capital:
Tier 1	$801,465	$690,893	$770,450	$664,427
Common equity tier 1	$796,402	$685,830	$770,450	$664,427
Total capital (to risk-weighted assets)	$895,113	$777,834	$813,098	$700,368

Assets:
Average adjusted	$8,465,520	$7,575,526	$8,459,677	$7,566,865
Total risk-weighted	$5,492,337	$4,755,242	$5,486,165	$4,747,496

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.47%	9.12%	9.11%	8.78%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	14.50%	14.42%	14.04%	14.00%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	14.59%	14.53%	14.04%	14.00%	8.00%	6.00%
Total capital (to risk-weighted assets)	16.36%	16.36%	14.88%	14.75%	10.00%	8.00%
Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At March 31, 2017, our Company and Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At March 31, 2017 the Bank is in compliance with this letter agreement.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at March 31, 2017 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2017
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,078,757	$—	$—	$—	$1,078,757
Securities[1]	355,896	2,889	10,978	6,887	376,650
Stock of the FHLB, at cost	55,863	—	—	—	55,863
Loans and leases—net of allowance for loan loss	2,309,026	944,002	3,682,199	85,473	7,020,700
Loans held for sale	22,303	—	—	—	22,303
Total interest-earning assets	3,821,845	946,891	3,693,177	92,360	8,554,273
Non-interest earning assets	—	—	—	—	145,758
Total assets	$3,821,845	$946,891	$3,693,177	$92,360	$8,700,031
Interest-bearing liabilities:
Interest-bearing deposits	$232,854	$4,786,811	$132,543	$482,317	$5,634,525
Securities sold under agreements to repurchase	25,000	10,000	—	—	35,000
Advances from the FHLB	561,000	10,000	297,500	92,500	961,000
Subordinated notes and debentures and other	5,264	—	—	49,187	54,451
Total interest-bearing liabilities	824,118	4,806,811	430,043	624,004	6,684,976
Other non-interest-bearing liabilities	—	—	—	—	1,214,751
Stockholders’ equity	—	—	—	—	800,304
Total liabilities and equity	$824,118	$4,806,811	$430,043	$624,004	$8,700,031
Net interest rate sensitivity gap	$2,997,727	$(3,859,920)	$3,263,134	$(531,644)	$1,869,297
Cumulative gap	$2,997,727	$(862,193)	$2,400,941	$1,869,297	$1,869,297
Net interest rate sensitivity gap—as a % of total interest earning assets	35.04%	(45.12)%	38.15%	(6.21)%	21.85%
Cumulative gap—as % of total interest earning assets	35.04%	(10.08)%	28.07%	21.85%	21.85%

1.	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale and trading.
The above table provides an approximation of the projected re-pricing of assets and liabilities at March 31, 2017 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of March 31, 2017
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$364,912	10.4%	$362,225	11.4%
Base	$330,625	—%	$325,096	—%
Down 200 basis points	$285,652	(13.6)%	$261,196	(19.7)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of March 31, 2017
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,048,418	6.0%	12.4%
Up 200 basis points	$1,055,288	6.6%	12.3%
Up 100 basis points	$1,043,459	5.5%	11.9%
Base	$989,525	—%	11.2%
Down 100 basis points	$862,015	(12.9)%	9.7%
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the quarter ended March 31, 2017. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plan does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. No shares were purchased under the plan during the quarter ended March 31, 2017.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended March 31, 2017
January 1, 2017 to March 31, 2017	—	$—	—	$100,000
For the Three Months Ended March 31, 2017	—	$—	—	$100,000

Stock Retained in Net Settlement
January 1, 2017 to January 31, 2017	5,931
February 1, 2017 to February 28, 2017	116
March 1, 2017 to March 31, 2017	17
For the Three Months Ended March 31, 2017	6,064

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

BofI Holding, Inc.

Dated:	April 25, 2017	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 25, 2017	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)