Form 10-K
period 2017-06-30
BofI Holding, Inc.
filed 2017-08-24
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51201
__________________________________________________________________________________________
BofI Holding, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0867444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 La Jolla Village Drive, Suite 140, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 350-6200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	NASDAQ Global Select Market
6.25% Subordinated Notes Due 2026	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
__________________________________________________________________________________________

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
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on the NASDAQ Global Select Market of $28.55 on December 31, 2016 was $1,504,817,540.
The number of shares of the registrant’s common stock outstanding as of August 17, 2017 was 63,605,338.
__________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the period ended June 30, 2017 are incorporated by reference into Part III.

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

i

PART I

ITEM 1. BUSINESS
Overview
BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with over $8.5 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index, the S&P SmallCap 600® Index and the KBW Nasdaq Financial Technology Index.
At June 30, 2017, we had total assets of $8,501.7 million, loans of $7,399.9 million, mortgage-backed and other investment securities of $272.8 million, total deposits of $6,899.5 million and borrowings of $714.5 million. Because we do not incur the significantly higher fixed operating costs inherent in a branch-based distribution system, we are able to rapidly grow our deposits and assets by providing a better value to our customers and by expanding our low-cost distribution channels.
We distribute our deposit products through a wide range of retail distribution channels, and our deposits consist of demand, savings and time deposits accounts. We distribute our loan products through our retail, correspondent and wholesale channels, and the loans we retain are primarily first mortgages secured by single family real property and by multifamily real property as well as commercial & industrial loans to businesses. Our mortgage-backed securities consist of mortgage pass-through securities issued by government-sponsored entities, non-agency collateralized mortgage obligations, and asset-backed mortgage-backed securities issued by private sponsors. We believe our flexibility to adjust our asset generation channels has been a competitive advantage allowing us to avoid markets and products where credit fundamentals are poor or risks and rewards are not sufficient to support our required return on equity.
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
Our long-term business plan includes the following principal objectives:

•	Maintain an annualized return on average common stockholders’ equity of 15.0% or better;

•	Annually increase average interest-earning assets by 15% or more; and

•	Maintain annualized efficiency ratio to a level 36% or lower.

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
Our commercial and industrial lending (“C&I”) is comprised primarily of real estate-backed and asset-backed loans and leases to businesses and non-bank lenders. We started our C&I lending in 2010 with a focus on business cash flow lending and subsequently have moved to providing financing to non-bank lenders that originate lending products secured by residential and commercial real estate assets. Our C&I lending has also expanded to other specialty commercial real estate lending types, as well as to other asset-based lending secured by non-real estate-related collateral
Our C&I group also provides leases to small businesses and middle market companies that use the funds to purchase machinery, equipment and software essential to their operations. The lease terms are generally between two and ten years and amortize primarily to full repayment, or in some cases, to a residual balance that is expected to be collected through the sale of the collateral to the lessee or to a third party. The leases are offered nationwide to companies in targeted industries through a direct sales force and through independent third party sales referrals.
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
Prepaid Cards and Refund Transfer
Our prepaid cards division provides card issuing and bank identification number (“BIN”) sponsorship services to companies who have developed payroll, general purpose reloadable, incentive and gift card programs. BIN Sponsorship includes issuing debit and prepaid cards from BINs licensed to the Bank by the various payment networks, managing risk for all programs, overseeing compliance with network and government regulations, and functioning as liaison between program managers and the payment networks. These programs generate recurring fee income and low cost deposits.
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
Auto and RV and Other Consumer Lending
Our consumer lending consists of prime loans to purchase new and used automobiles and recreational vehicles (“RV”) , and deposit-related overdraft lines of credit. In 2015 and 2016 we added systems and personnel to increase our auto lending portfolio. In 2008, we elected to significantly decrease RV loans. We hold all of the auto and RV loans that we originated and perform the loan servicing functions for these loans.
Additionally, we have brand partnership agreements with multiple partners to offer a variety of lending products. Under agreements with EFS and H&R Block, our Bank uses our underwriting guidelines and credit policies to offer and fund unsecured lines of credit to consumers primarily through the H&R Block tax preparation offices and earns interest income and fee income. Our Bank retains 10% of these lines of credit and sells the remainder to H&R Block. Our Bank also originates or purchases interest-free loans to consumers that are offered primarily through H&R Block tax preparation offices. Our Bank has a limited guarantee from H&R Block that reduces our Bank’s credit exposure on these interest-free loans.

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
Loan Portfolio Composition. The following table sets forth the composition of our loan and lease portfolio in amounts and percentages by type of loan at the end of each fiscal year-end for the last five years:

	At June 30,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$3,901,754	52.4%	$3,678,520	57.5%	$2,980,795	59.6%	$1,918,626	53.4%	$1,070,668	46.5%
Home equity	2,092	—%	2,470	—%	3,604	0.1%	12,690	0.4%	22,537	1.0%
Warehouse and other	452,390	6.1%	537,714	8.4%	385,413	7.7%	370,717	10.3%	204,878	8.9%
Multifamily real estate secured	1,619,404	21.7%	1,373,216	21.5%	1,185,531	23.7%	978,511	27.2%	768,023	33.4%
Commercial real estate secured	162,715	2.2%	121,746	1.9%	61,403	1.2%	24,061	0.7%	29,000	1.3%
Auto and RV secured	154,246	2.1%	73,676	1.2%	13,140	0.3%	14,740	0.4%	18,530	0.8%
Factoring	160,674	2.1%	98,275	1.5%	122,200	2.4%	118,945	3.3%	108,144	4.7%
Commercial & Industrial	992,232	13.3%	514,300	8.0%	248,584	5.0%	152,619	4.2%	78,721	3.4%
Other	3,754	0.1%	2,542	—%	601	—%	1,971	0.1%	419	—%
Total loans and leases held for investment	7,449,261	100.0%	6,402,459	100.0%	5,001,271	100.0%	3,592,880	100.0%	2,300,920	100.0%
Allowance for loan and lease losses	(40,832)		(35,826)		(28,327)		(18,373)		(14,182)
Unamortized premiums/discounts, net of deferred loan fees	(33,936)		(11,954)		(44,326)		(41,666)		(29,820)
Net loans and leases held for investment	$7,374,493		$6,354,679		$4,928,618		$3,532,841		$2,256,918
The following table sets forth the amount of loans maturing in our total loans held for investment based on the contractual terms to maturity:

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
June 30, 2017	$352,874	$500,306	$914,038	$5,682,043	$7,449,261

The following table sets forth the amount of our loans at June 30, 2017 that are due after June 30, 2018 and indicates whether they have fixed, floating or adjustable interest rates:

(Dollars in thousands)	Fixed	Floating or Adjustable	Total
Single family real estate secured:
Mortgage	$64,413	$3,832,979	$3,897,392
Home equity	994	1,084	2,078
Warehouse and other	97,779	27,998	125,777
Multifamily real estate secured	72,505	1,463,317	1,535,822
Commercial real estate secured	7,903	152,212	160,115
Auto and RV secured	154,240	—	154,240
Factoring	158,933	—	158,933
Commercial & Industrial	259,306	299,430	558,736
Other	2,988	—	2,988
Total	$819,061	$5,777,020	$6,596,081

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2017
	Percentage of Loan Principal Secured by Real Estate Located in State or Region
		Single family
State or Region	Total Real Estate Mortgage Loans	Mortgage	Home Equity	Multifamily real estate secured	Commercial real estate secured
California—south[1]	51.12%	49.82%	26.22%	54.94%	49.75%
California—north[2]	18.45%	16.97%	19.70%	21.47%	27.92%
New York	8.23%	10.63%	12.67%	2.21%	2.36%
Florida	6.06%	7.76%	1.52%	1.94%	0.77%
Arizona	2.84%	3.82%	5.16%	0.45%	0.03%
Washington	1.59%	1.00%	7.06%	3.08%	2.89%
Illinois	1.56%	0.30%	0.02%	4.47%	6.80%
Hawaii	1.47%	1.96%	0.16%	0.25%	—%
Texas	1.15%	0.70%	—%	2.31%	2.10%
Colorado	1.13%	0.83%	—%	1.99%	0.85%
All other states	6.40%	6.21%	27.49%	6.89%	6.53%
	100.00%	100.00%	100.00%	100.00%	100.00%
1 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 90000 to 92999.
2 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 93000 to 96999.
The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio (“LTV”). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2017. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan.

		Single family
	Total Real Estate Mortgage Loans	Mortgage	Home Equity[1]	Multifamily real estate secured	Commercial real estate secured
Weighted Average LTV	56.72%	57.85%	40.51%	54.26%	50.89%
Median LTV	57.87%	59.07%	60.62%	53.16%	48.61%
1 Amounts represent combined LTV calculated by adding the current balances of both the first and second liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.
Our effective weighted-average LTV of 58.79% for real estate mortgage loans originated during the fiscal year ended June 30, 2017 has resulted and we believe will continue to result in relatively low average loan defaults and favorable write-off experience.

Loan Underwriting Process and Criteria. We individually underwrite the loans that we originate and all loans that we purchase. For our brand partnership lending products, we construct or validate loan origination models to meet our minimum standards as further described below. Our loan underwriting policies and procedures are written and adopted by our board of directors and our credit committee. Credit extensions generated by the Bank conform to the intent and technical requirements of our lending policies and the applicable lending regulations of our federal regulators.
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
Lending Limits. As a savings association, we are generally subject to the same lending limit rules applicable to national banks. With limited exceptions, the maximum amount that we may lend to any borrower, including related entities of the borrower, at any one time may not exceed 15% of our unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. See “Regulation of BofI Federal Bank” for further information. At June 30, 2017, the Bank’s loans-to-one-borrower limit was $126.8 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2017, our largest loan and single lending relationship was $66.5 million.
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
See Management’s Discussion and Analysis — “Asset Quality and Allowance for Loan and Lease Losses” for a history of non-performing assets and allowance for loan and lease losses.
Investment Securities Portfolio. We classify each investment security according to our intent to hold the security to maturity, trade the security at fair value or make the security available-for-sale. We invest available funds in government and high-grade non-agency securities. Our investment policy, as established by our Board of Directors, is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or portfolio asset concentration risk. Under our investment policy, we are currently authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency mortgage-backed obligations, specific federal agency obligations, municipal obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments. We also buy and sell securities to facilitate liquidity and to help manage our interest rate risk. During the quarter ended September 30, 2016, the Company elected to reclassify all of its held-to-maturity securities to available-for-sale. See Note 3 – “Securities” to the Consolidated Financial Statements for further information.

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

	Available-for-Sale	Held-to-maturity	Trading
(Dollars in thousands)	Fair Value	Carrying Amount	Fair Value	Total
Fiscal year end
June 30, 2017	$264,470	$—	$8,327	$272,797
June 30, 2016	265,447	199,174	7,584	472,205
June 30, 2015	163,361	225,555	7,832	396,748
June 30, 2014	214,778	247,729	8,066	470,573
June 30, 2013	185,607	275,691	7,111	468,409

The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our other debt securities and the weighted-average yield for each range of maturities:

	At June 30, 2017
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
U.S. Agency[2]	$27,379	2.36%	$1,612	2.60%	$5,469	2.57%	$5,208	2.52%	$15,090	2.19%
Non-Agency[3]	65,401	3.63%	8,874	3.83%	26,783	3.69%	19,214	3.54%	10,530	3.48%
Total Mortgage-Backed Securities	$92,780	3.26%	$10,486	3.64%	$32,252	3.50%	$24,422	3.33%	$25,620	2.72%
Other Debt Securities
Municipal	27,568	2.17%	12,682	0.58%	1,057	1.30%	—	—%	13,829	3.69%
Non-agency	137,172	4.98%	43,946	4.81%	93,226	5.06%	—	—%	—	—%
Total Other Debt Securities	$164,740	4.51%	$56,628	3.86%	$94,283	5.02%	$—	—%	$13,829	3.69%
Available-for-sale—Amortized Cost	$257,520	4.06%	$67,114	3.83%	$126,535	4.63%	$24,422	3.33%	$39,449	3.06%
Available-for-sale—Fair Value	$264,470	4.06%	$69,027	3.83%	$128,618	4.63%	$26,104	3.33%	$40,721	3.06%
Held-to-maturity
Held-to-Maturity—Carrying Value	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Held-to-Maturity—Fair Value	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Trading
Non-Agency—Fair Value[4]	$8,327	4.13%	$117	4.10%	$93	4.11%	$420	4.15%	$7,697	4.13%
Total securities	$272,797	4.05%	$69,144	3.83%	$128,711	4.63%	$26,524	3.34%	$48,418	3.23%
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
Our securities portfolio of $272.8 million at June 30, 2017 is composed of approximately 10.0% U.S. agency residential mortgage-backed securities (“RMBS”) and other debt securities issued by the government-sponsored enterprises Fannie Mae and Freddie Mac (each, a “GSE” and, together, the “GSEs”), primarily Freddie Mac and Fannie Mae; 2.3% Alt-A, private-issue super senior, first-lien RMBS; 23.2% Pay-Option ARM, private-issue super senior first-lien RMBS; 10.0% Municipal securities and 54.5% other residential mortgage-backed, asset-backed and bank pooled trust preferred securities. We had no commercial mortgage-backed securities (“CMBS”) or sub-prime RMBS at June 30, 2017.

We manage the credit risk of our non-agency RMBS by purchasing those securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency RMBS are super senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percentage of the current face value) is known as credit enhancement. At June 30, 2017, the weighted-average credit enhancement in our entire non-agency RMBS portfolio was 10.0%. The credit enhancement percentage and the ratings agency grade (e.g. “AA”) do not consider additional credit protection available to the Bank, if needed, from its purchase discount. All of the Bank’s non-agency RMBS purchases were at a discount to par and we do not solely rely upon nationally recognized statistical rating organizations (“NRSRO”) ratings when determining classification. This change in Bank policy was brought about by changes in regulatory stance regarding classification of securities as mandated by Congress under section 939A of the Dodd-Frank Act, which required any reference to, or reliance on, NRSROs to be removed when determining the creditworthiness of securities. We have experienced personnel monitor the performance and measure the security for impairment in accordance with regulatory guidance. As of June 30, 2017, 23.1% of our non-agency RMBS securities have been downgraded from investment grade at acquisition to below investment grade. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”
DEPOSIT GENERATION
We offer a full line of deposit products, which we source through our branchless distribution channels using an operating platform and marketing strategies that emphasize low operating costs and are flexible and scalable for our business. Our full featured products, 24/7 customer service and our affinity relationships result in customer accounts with strong retention characteristics. We continuously collect customer feedback and improve our processes to satisfy customer needs.
At June 30, 2017, we had $6,899.5 million in deposits of which $6,093.2 million, or 88.3% were demand and savings accounts and $806.3 million, or 11.7% were time deposits. We generate deposit customer relationships through our retail distribution channels including websites, sales teams, online advertising, print and digital advertising, financial advisory firms, affinity partnerships and lending businesses which generate escrow deposits and other operating funds. Our distribution channels include:

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

•	A concierge banking offer through Virtus Bank serves the needs of high net worth individuals with premium products and dedicated service;

•	Financial advisory firms who introduce their clients to our deposit products through BofI Advisor;

•	Relationships with affinity groups where we gain access to the affinity group’s members;

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
Our online consumer banking platform is full-featured requiring only single sign-in with quick and secure access to activity, statements and other features including:

◦	Purchase Rewards. Customers can earn cash back by using their VISA® Debit Card at select merchants.

◦	Mobile Banking. Customers can access with Touch ID on eligible devices, review account balances, transfer funds, deposit checks and pay bills from the convenience of their mobile phone.

◦	Mobile Deposit. Customers can instantly deposit checks from their smart phones using our Mobile App.

◦	FinanceWorks™. Customers can easily manage their finances and create budgets using this secure financial management solution.

◦	Online Bill Payment Service. Customers can automatically pay their bills online from their account.

◦	Popmoney. Customers can securely send money via email or text messaging through this service.

◦	My Deposit. Customers can scan checks with this remote deposit solution from their home computers. Scanned images will be electronically transmitted for deposit directly to their account.

◦	Text Message Banking. Customers can view their account balances, transaction history, and transfer funds between their accounts via these text message commands from their mobile phones.

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

◦
Cash Deposit through Reload @ the Register. Customers can visit any Walmart, Safeway, ACE Cash Express, CVS Pharmacy, Dollar General, Kmart, Rite Aid, 7-Eleven, Walgreens, Dollar Tree and Family Dollar, and ask to load cash into their account at the register. A fee is applied.

Our consumer and business deposit balances consisted of 44.3% and 55.7% of total deposits at June 30, 2017, respectively. Our business deposit accounts feature a full suite of treasury and cash management products for our business customers including online and mobile banking, remote deposit capture, analyzed business checking and money market accounts. We service our business customers by providing them with a dedicated relationship manager and an experienced business banking operations team.
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
The number of deposit accounts at the end of each of the last five fiscal years is set forth below:

	At June 30,
	2017	2016	2015	2014	2013
Non-Interest bearing, prepaid and other	3,113,128	1,816,266	553,245	182,011	3,124
Checking and savings accounts	274,962	292,012	31,461	24,098	19,245
Time deposits	2,748	4,807	5,515	7,571	11,103
Total number of deposit accounts	3,390,838	2,113,085	590,221	213,680	33,472
The net increase of 1,296,862 of non-interest bearing, prepaid and other accounts for the fiscal year ended June 30, 2017 was primarily the result of new H&R Block-branded products. The decrease in checking and savings accounts, is primarily due to transfers of IRA accounts for the fiscal year ended June 30, 2017. The increases in non-interest bearing, prepaid and other accounts and 260,551 interest-bearing checking and savings accounts, mainly IRA accounts for the fiscal year ended June 30, 2016 was primarily the result of our acquisition of accounts from H&R Block Bank.

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each of the last five fiscal years:

	At June 30,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$848,544	—	$588,774	—	$309,339	—	$186,786	—	$81,524	—
Interest-bearing:
Demand	2,593,491	0.89%	1,916,525	0.63%	1,224,308	0.48%	1,129,535	0.63%	311,539	0.50%
Savings	2,651,176	0.81%	2,484,994	0.69%	2,126,792	0.67%	935,973	0.73%	641,534	0.67%
Total demand and savings	5,244,667	0.85%	4,401,519	0.66%	3,351,100	0.60%	2,065,508	0.67%	953,073	0.61%
Time deposits	806,296	2.46%	1,053,758	1.96%	791,478	1.99%	789,242	1.61%	1,057,402	1.50%
Total interest-bearing	6,050,963	1.06%	5,455,277	0.91%	4,142,578	0.87%	2,854,750	0.93%	2,010,475	1.08%
Total deposits	$6,899,507	0.93%	$6,044,051	0.82%	$4,451,917	0.81%	$3,041,536	0.88%	$2,091,999	1.04%
1 Based on weighted-average stated interest rates at the end of the period.
The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit at the end of each of the last five fiscal years:

	For the Fiscal Year Ended June 30,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$2,197,000	$16,049	0.73%	$1,460,266	$8,750	0.60%	$1,549,207	$10,165	0.66%
Savings	2,422,769	18,507	0.76%	2,189,157	15,861	0.72%	1,313,088	10,544	0.80%
Time deposits	941,919	21,938	2.33%	852,590	18,056	2.12%	790,661	14,024	1.77%
Total interest-bearing deposits	$5,561,688	$56,494	1.02%	$4,502,013	$42,667	0.95%	$3,652,956	$34,733	0.95%
Total deposits	$6,336,099	$56,494	0.89%	$5,241,777	$42,667	0.81%	$3,908,277	$34,733	0.89%

	For the Fiscal Year Ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$869,673	$5,736	0.66%	$286,549	$1,999	0.70%
Savings	653,211	4,987	0.76%	540,248	4,400	0.81%
Time deposits	876,621	14,094	1.61%	1,065,669	16,469	1.55%
Total interest-bearing deposits	$2,399,505	$24,817	1.03%	$1,892,466	$22,868	1.21%
Total deposits	$2,523,364	$24,817	0.98%	$1,937,765	$22,868	1.18%
The following table shows the maturity dates of our certificates of deposit at the end of each of the last five fiscal years:

	At June 30,
(Dollars in thousands)	2017	2016	2015	2014	2013
Within 12 months	$187,536	$497,825	$373,999	$363,879	$585,309
13 to 24 months	14,149	41,668	73,118	137,647	149,720
25 to 36 months	74,631	5,463	36,991	61,491	55,664
37 to 48 months	3,305	71,518	4,605	31,867	52,025
49 months and thereafter	526,675	437,284	302,765	194,358	214,684
Total	$806,296	$1,053,758	$791,478	$789,242	$1,057,402

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at the end of each of the last five fiscal years:

	Term to Maturity
(Dollars in thousands)	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Fiscal year end
June 30, 2017	$71,771	$21,137	$71,266	$606,892	$771,066
June 30, 2016	100,048	133,603	228,532	539,726	1,001,909
June 30, 2015	37,842	189,604	106,826	386,837	721,109
June 30, 2014	74,741	107,997	115,127	384,083	681,948
June 30, 2013	201,463	166,042	94,195	411,948	873,648
Borrowings. In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank of San Francisco (“FHLB”). Our bank can borrow up to 40% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2017, the Company had $640.0 million advances outstanding with another $1.2 billion available immediately and an additional $157.6 million available with additional collateral for advances from the FHLB for terms up to ten years.
The Bank has federal funds lines of credit with two major banks totaling $35.0 million. At June 30, 2017, the Bank had no outstanding balance on either line.
The Bank can also borrow from the Federal Reserve Bank of San Francisco (“FRB”), and borrowings may be collateralized by commercial, consumer and mortgage loans as well as securities pledged to the FRB. Based on loans and securities pledged at June 30, 2017, we had a total borrowing capacity of approximately $1.3 million, none of which was outstanding. The Bank has additional unencumbered collateral that could be pledged to the FRB Discount Window to increase borrowing liquidity.
We have sold securities under various agreements to repurchase for total proceeds of $20.0 million. The repurchase agreements have fixed interest rates between 3.75% and 4.75% and scheduled maturities between August 2017 and December 2017. Pursuant to these agreements, under certain conditions, the Company may be required to repay the $20.0 million and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. As of June 30, 2017, the weighted-average remaining contractual maturity period was 0.28 years and the weighted average remaining period before such repurchase agreements could be called was 0.22 years.
On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.2 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 3.59% as of June 30, 2017, and is paid quarterly.
In March 2016, we completed the sale of $51.0 million aggregate principal amount of its 6.25% Subordinated Notes due February 28, 2026 (the “Notes”). We received $51.0 million in gross proceeds as a part of this transaction, before the 3.15% underwriting discount and other offering expenses. The Notes mature on February 28, 2026 and accrue interest at a rate of 6.25% per annum, with interest payable quarterly. The Notes may be redeemed on or after March 31, 2021, which date may be extended at our discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions.

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the last five fiscal years:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2017	2016	2015	2014	2013
Advances from the FHLB:
Average balance outstanding	$798,982	$855,029	$700,805	$576,307	$436,383
Maximum amount outstanding at any month-end during the period	1,317,000	1,129,000	1,075,000	910,000	590,417
Balance outstanding at end of period	640,000	727,000	753,000	910,000	590,417
Average interest rate at end of period	1.79%	1.53%	1.36%	0.97%	0.92%
Average interest rate during period	1.55%	1.31%	1.27%	1.21%	1.36%
Securities sold under agreements to repurchase:
Average balance outstanding	$33,068	$35,000	$36,562	$85,726	$114,247
Maximum amount outstanding at any month-end during the period	35,000	35,000	45,000	110,000	120,000
Balance outstanding at end of period	20,000	35,000	35,000	45,000	110,000
Average interest rate at end of period	4.25%	4.38%	4.38%	4.46%	4.40%
Average interest rate during period	4.43%	4.44%	4.47%	4.48%	4.44%
Subordinated notes and debentures and other:
Average balance outstanding	$55,873	$22,025	$5,155	$5,155	$5,155
Maximum amount outstanding at any month-end during the period	56,511	58,185	5,155	5,155	5,155
Balance outstanding at end of period	54,463	58,066	5,155	5,155	5,155
Average interest rate at end of period	6.57%	6.27%	2.68%	2.63%	2.67%
Average interest rate during period	6.62%	5.90%	2.77%	2.77%	2.93%
MERGERS AND ACQUISITIONS

From time to time we undertake acquisitions or similar transactions consistent with the Bank’s operating and growth strategies. During the fiscal year ended June 30, 2017 and 2016, there were transactions that are discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Mergers and Acquisitions.”
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
SECURITY
We recognize that information is a critical asset.  How information is managed, controlled and protected has a significant impact on the delivery of services.  Information assets, including those held in trust, must be protected from unauthorized use, disclosure, theft, loss, destruction and alteration.
We employ an information security program to achieve our security objectives. The program is designed to identify, measure, manage and control the risks to system and data availability, integrity, and confidentiality, and to ensure accountability for system actions.

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
EMPLOYEES
At June 30, 2017, we had 681 full-time equivalent employees. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory.
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
REGULATION
GENERAL
BofI Holding, Inc. (the “Company”) is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve. The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve that has broad authority to issue regulations implementing numerous consumer laws, to which we are subject.
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
Regulation LL, which was implemented in 2011 by the Federal Reserve, includes a specific definition of “control” similar to the statutory definition, with certain additional provisions. Additionally, Regulation LL modifies the regulations for purposes of determining when a company or natural person acquires control of a savings association or savings and loan holding company under the HOLA or the Change in Bank Control Act (“CBCA”). In light of the similarity between the statutes governing bank holding companies and savings and loan holding companies, the Federal Reserve uses its established rules and processes with respect to control determinations under HOLA and the CBCA to ensure consistency between equivalent statutes administered by the same agency.
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

REGULATION OF BOFI FEDERAL BANK
General. As a federally-chartered savings and loan association whose deposit accounts are insured by FDIC, BofI Federal Bank is subject to extensive regulation by the FDIC and the OCC. Under the Dodd-Frank Act, the examination, regulation and supervision of savings associations, such as BofI Federal Bank, were transferred from the OTS to the OCC, the federal regulator of national banks under the National Bank Act. The following discussion summarizes some of the principal areas of regulation applicable to the Bank and its operations.

Insurance of Deposit Accounts. The FDIC administers a deposit insurance fund (the “DIF”) that insures depositors in certain types of accounts up to a prescribed amount for the loss of any such depositor’s respective deposits due to the failure of an FDIC member depository institution. As the administrator of the DIF, the FDIC assesses its member depository institutions and determines the appropriate DIF premiums to be paid by each such institution. The FDIC is authorized to examine its member institutions and to require that they file periodic reports of their condition and operations. The FDIC may also prohibit any member institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the primary federal regulator the opportunity to take such action. The FDIC may terminate an institution’s access to the DIF if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. We do not know of any practice, condition or violation that might lead to termination of our access to the DIF.
BofI Federal Bank is a member depository institution of the FDIC and its deposits are insured by the DIF up to the applicable limits, which are backed by the full faith and credit of the U. S. Government. Effective with the passing of the Dodd-Frank Act, the basic deposit insurance limit was permanently raised to $250,000, instead of the $100,000 limit previously in effect.
Effective July 1, 2016, the FDIC revised the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. This revision changed the assessment method to the financial ratios method, which is based on a statistical model estimating the probability of failure of a bank over three years. The FDIC also updated the financial measures used in the financial ratios method consistent with the statistical model, eliminated risk categories for established small banks, and used the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating). The initial base assessment rates for all insured institutions were reduced from 5 to 35 basis points to 3 to 30 basis points. Total base assessment rates after possible adjustments were reduced from 2.5 to 45 basis points to 1.5 to 40 basis points. Management cannot predict what insurance assessment rates will be in the future.
Regulatory Capital Requirements and Prompt Corrective Action. The prompt corrective action regulation of the OCC requires mandatory actions and authorizes other discretionary actions to be taken by the OCC against a savings association that falls within undercapitalized capital categories specified in OCC regulations.
The New Capital Rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements for the Company and the Bank was January 1, 2015.
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
The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Bank. Various aspects of Basel III will be subject to multi-year transition periods ending December 31, 2018 and Basel III generally continues to be subject to further evaluation and interpretation by the U.S. banking regulators. As of June 30, 2017, the Company and the Bank remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, and would remain well-capitalized when including implementation of the deductions and other adjustments to CET1 on a fully phased-in basis.
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
Capital regulations applicable to savings associations such as the Bank also require savings associations to meet the additional capital standard of tangible capital equal to at least 1.5% of total adjusted assets.
The Bank’s capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. BofI Federal Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At June 30, 2017 the Bank is in compliance with this letter agreement.
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
Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the “Code”. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business). An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2017, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2017, BofI Federal Bank was in compliance with the applicable liquidity standard.

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
Trading in certain government obligations is not prohibited by the Volcker Rule, including obligations of or guaranteed by the United States or an agency or government-sponsored entity of the United States, obligations of a State of the United States or a political subdivision thereof, and municipal securities. Proprietary trading generally does not include transactions under repurchase and reverse repurchase agreements, securities lending transactions and purchases and sales for the purpose of liquidity management if the liquidity management plan meets specified criteria; nor does it generally include transactions undertaken in a fiduciary capacity.  In addition, activities eligible for exemption include, among others, certain brokerage, underwriting and marketing activities, and risk-mitigating hedging activities with respect to specific risks and subject to specified conditions. As of June 30, 2017, BofI Federal Bank was in compliance with the Volcker rule.
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
The Sarbanes-Oxley Act generally prohibits loans by public companies to their executive officers and directors. However, there is a specific exception for loans by financial institutions, such as the Bank, to its executive officers and directors that are made in compliance with federal banking laws. Under such laws, our authority to extend credit to executive officers, directors, and 10% or more shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on its capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and cannot involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.
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
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, negotiable order of withdrawal (“NOW”), and Super NOW checking accounts) and non-personal time deposits. At June 30, 2017, the Bank was in compliance with these requirements.
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
Depository institutions with more than $10 billion in assets and their affiliates are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. As of June 30, 2017, we had $8.5 billion in total assets. If the Bank continues to grow and has assets in excess of $10 billion in the future, the Bank and its operations will become subject to the direct supervision and oversight of the CFPB.
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
Our results of operations depend to a great extent on our net interest income, which is the difference between the interest rates earned on interest-earning assets such as loans and leases and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates, as the two have different time periods for adjustment and can be tied to different measures of rates.  Interest rates are sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, including the FRB. The monetary policies of the FRB, implemented through open market operations and regulation of the discount rate and reserve requirements, affect prevailing interest rates. Loan and lease originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. Since the financial crisis of 2008, the monetary policy of the FRB has been to reduce market interest rates to historical lows, but prevailing interest rates have begun to increase and the financial markets are anticipating further increases in interest rates by the FRB. We manage the sensitivity of our assets and liabilities; however a large or rapid increase in market interest rates would likely have an adverse impact on our net interest income and a decrease in our refinancing business and related fee income, and could cause an increase in delinquencies and non-performing loans and leases in our adjustable-rate loans. In addition, changes in interest rates can affect the value of our loans and leases, investments and other interest-rate sensitive assets and our ability to realize gains on the sale or resolution of these assets.
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
In addition, members of Congress and elected officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. The competitive advantage of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by this type of governmental action. The Bank originates and holds a large amount of mortgage loans and mortgage backed securities. The reduction or elimination of these tax benefits, and other changes in federal income tax policies, could have a material adverse effect on the demand for the Bank’s loan products and pricing and liquidity of the mortgage securities which the Bank holds.
Policies and regulations enacted by the Consumer Financial Protection Bureau may negatively impact our residential mortgage loan business and compliance risk.
Our consumer business, including our mortgage and deposit businesses, may be adversely affected by the policies enacted or regulations adopted by the CFPB which under the Dodd-Frank Act has broad rule-making authority over consumer financial products and services. The CFPB is in the process of reshaping consumer financial protection laws through rule-making and enforcement against unfair, deceptive and abusive acts or practices. The CFPB has broad rule-making authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The prohibition on “abusive” acts or practices is being clarified each year by CFPB enforcement actions and opinions from courts and administrative proceedings. In January 2014, a series of final rules issued by the CFPB to implement provisions in the Dodd-Frank Act related to mortgage origination and servicing went into effect and caused an increase in the cost of originating and servicing residential mortgage loans. While it is difficult to quantify any future increases in our regulatory compliance burden, the costs associated with regulatory compliance, including the need to hire additional compliance personnel, may continue to increase.
The impact of Basel III is uncertain.
Basel III sets forth more robust global regulatory standards on capital adequacy, qualifying capital instruments, leverage ratios, market liquidity risk, and stress testing, which may be stricter than standards currently in place. The phase-in period for Basel III begins January 1, 2015 and ends on January 1, 2019. The implementation of these new standards could have an adverse impact on the Company’s financial position and future earnings due to, among other things, the increased Tier 1 capital ratio requirements that will be implemented.

Risks Relating to Mortgage Loans and Mortgage-Backed Securities
Declining real estate values, particularly in California, could reduce the value of our loan and lease portfolio and impair our profitability and financial condition.
The majority of the loans in our portfolio are secured by real estate. At June 30, 2017, approximately 69.6% of our mortgage portfolio was secured by real estate located in California. In recent years, there has been significant volatility in real estate values in California and in some cases the collateral for our real estate loans has become less valuable. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. A decline of real estate values or decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are unseasoned and defaults on such loans would harm our business.
At June 30, 2017, our multifamily residential loans were $1,619.4 million or 28.5% of our mortgage loans and our commercial real estate loans were $162.7 million, or 2.9% of our mortgage loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline and nationwide unemployment were to increase, we are likely to experience increases in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.
We could recognize other-than-temporary impairment on securities held in our available-for-sale portfolio.
We analyze securities held in our portfolio for other-than-temporary impairment on a quarterly basis. The process for determining whether impairment is other-than-temporary can involve difficult, subjective judgments about the future financial performance of the issuer, market conditions, and the value of any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may be required to recognize other-than-temporary impairment in future periods reducing future earnings and capital levels.
A decrease in the mortgage buying activity of Fannie Mae, Freddie Mac and Ginnie Mae or a failure by Fannie Mae, Ginnie Mae and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.
During the last three fiscal years we have sold over $1,267.3 million of residential mortgage loans to Fannie Mae, Freddie Mac and Ginnie Mae and, as of June 30, 2017, approximately 10.0% of our securities portfolio consisted of RMBS issued or guaranteed by these GSEs. Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government may enact structural changes to one or more of the GSEs, including privatization, consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Company
If our allowance for loan and lease losses, particularly in growing areas of lending such as commercial and industrial (“C&I”) is not sufficient to cover actual loan and lease losses, our earnings, capital adequacy and overall financial condition may suffer materially.
Our loans are generally secured by single family, multifamily and commercial real estate properties, each initially having a fair market value generally greater than the amount of the loan secured. Although our loans and leases are typically secured, the risk of default, generally due to a borrower’s inability to make scheduled payments on his or her loan, is an inherent risk of the banking business. In determining the amount of the allowance for loan and lease losses, we make various assumptions and judgments about the collectibility of our loan and lease portfolio, including the creditworthiness of our borrowers, the value of the real estate serving as collateral for the repayment of our loans and our loss history. Defaults by borrowers could result in losses that exceed our loan and lease loss reserves. We have originated or purchased many of our loans and leases recently, so we do not have sufficient repayment experience to be certain whether the established allowance for loan and lease losses is adequate. We may have to establish a larger allowance for loan and lease losses in the future if, in our judgment, it becomes necessary. Any increase in our allowance for loan and lease losses would increase our expenses and consequently may adversely affect our profitability, capital adequacy and overall financial condition.
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
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments, include methodologies to value our securities, evaluate securities for other-than-temporary impairment and estimate our allowance for loan and lease losses. These methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.
We may fail to realize the expected future benefits of our relationship with H&R Block, Inc, and our relationship exposes us to additional credit risk from new products.
On August 31, 2015, we acquired approximately $419 million in deposits from H&R Block Bank and its parent company, H&R Block, Inc. (“H&R Block”), and entered into a Program Management Agreement (“PMA”) and related agreements under which we agreed to provide H&R Block-branded financial services products and services. The success of our relationship with H&R Block depends upon, among other things, our ability to operate the PMA and H&R Block’s desire and ability to offer financial services products to customers after the closing date. Our obligations under the PMA are subject to risks that operational and regulatory procedures imposed by H&R Block under the PMA may change. Also, under the terms of the PMA there are no minimum transaction levels and the number of transactions that are processed may be more or less than expected due to business changes by H&R Block, regulatory changes or changes due to competition for H&R Block’s products. If we are not able to successfully achieve our objectives or if H&R Block limits, eliminates or fails to realize the expected volumes for one or more of the financial services products described in the PMA, the future benefits of our relationship with H&R Block may not be realized fully. Our relationship with H&R Block also subjects us to new forms of consumer credit risk, including risk of loss from lines of credit and interest-free tax refund advance loans that we make to customers of EFS and H&R Block.
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
We have significant sources of liquidity as a result of our federal thrift structure, including deposits, brokered deposits, the FHLB, repurchase lending facilities, and the FRB discount window. We rely primarily upon deposits and FHLB advances. Our ability to attract deposits could be negatively impacted by a public perception of our financial prospects or by increased deposit rates available at troubled institutions suffering from shortfalls in liquidity. The FHLB is subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank. Selected sources of liquidity may become unavailable to the Bank if it were to no longer be considered “well-capitalized.”
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
We are based in San Diego, California, and approximately 69.6% of our mortgage loan portfolio was secured by real estate located in California at June 30, 2017. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and leases and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan and lease portfolio, which is comprised substantially of real estate loans. Uninsured or under-insured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters in California could have a material adverse effect on our business, prospects, financial condition and results of operations.

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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “First Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The First Class Action complaint was amended by a certain Consolidated Amended Class Complaint filed on April 11, 2016. On September 27, 2016, the Court dismissed the First Class Action, with leave to amend, as to defendants Andrew Micheletti, Paul Grinberg, Nicholas Mosich and James Argalas. The Court denied the Motion to Dismiss with respect to the Company and Gregory Garrabrants. On November 25, 2016, the putative class action plaintiff filed a Second Amended Class Action Complaint (the “Second Amended Complaint”), which includes the previously dismissed defendants. On December 23, 2016, the Company and other defendants filed a motion to dismiss such Second Amended Complaint. On May 23, 2017, the Court granted in part and denied in part the defendants; motion to dismiss the Second Amended Complaint. The First Class Action seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The Second Amended Complaint alleges that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other defendants named in the Employment Matter dispute the allegations of wrongdoing advanced by the plaintiff in that case, including plaintiff’s statement of the underlying factual circumstances, and are vigorously defending against the complaint filed in connection therewith. Moreover, the Company and the other named defendants dispute the allegations advanced by the plaintiffs in the First Class Action and are vigorously defending against the Second Amended Complaint.

On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On June 2, 2017, lead plaintiff motions were filed on behalf of three members of the putative class and on July 17, 2017, the Company and other defendants filed an opposition to such motions. The Mandalevy Complaint has yet to be served upon the Company or the other named defendants. The Company and the other named defendants dispute the allegations advanced by the plaintiffs in the Mandalevy Case, and are vigorously defending against the Mandalevy Complaint.
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
In addition to the First Class Action and the Mandalevy Case, two separate shareholder derivative actions were filed in December, 2015, purportedly on behalf of the Company. The first derivative action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second derivative action, Dow v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. A third derivative action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016, a fourth derivative action, Yong v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 29, 2016, and a fifth derivative action, Laborers Pension Trust Fund of Northern Nevada v. Allrich et al, was filed in the United States District Court for the Southern District of California on February 2, 2016, and a sixth derivative action, Garner v. Garrabrants, et al, was filed in the San Diego County Superior Court on August 10, 2017. Each of these five derivative actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs in these derivative actions seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees.
On June 9, 2016, the United States District Court for the Southern District of California ordered the four above-referenced cases pending before it to be consolidated, appointed lead counsel in the consolidated action, and ordered the parties to meet and confer regarding a schedule for the filing of a consolidated complaint and defendants’ response to the complaint. Pursuant to the June 9, 2016 order, counsel have met and conferred regarding proposals for (a) the time for plaintiffs to file a consolidated complaint or provide notice of plaintiffs’ intent to rely upon the original Complaint in Case No. 3:15-cv-02722-GPC-KSC (the “Operative Complaint”); (b) the time for defendants to respond to the Operative Complaint; and (c) a schedule for briefing any motion to dismiss that may be filed by a defendant. A stipulation setting forth the agreed litigation schedule has been submitted to the Court. On April 10, 2017, the plaintiffs filed an amended complaint (the “Amended Operative Complaint”).
The first to be filed of two derivative actions pending before the San Diego County Superior Court, Dow v. Micheletti, et al, is stayed by agreement of the parties. Due to the recency of its filing, no action has yet been taken, or agreement reached, with respect to Garner v. Garrabrants, et al.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on the NASDAQ Global Select Market on March 15, 2005 under the symbol “BOFI.” There were 63,605,338 shares of common stock outstanding held by approximately 34,000 shareholders as of August 17, 2017. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter during the last two fiscal years. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is Computershare.

	BofI Holding, Inc. Common Stock Price Per Share
Quarter ended:	High	Low
June 30, 2015	$26.62	$22.05
September 30, 2015	$33.36	$26.47
December 31, 2015	$35.64	$18.01
March 31, 2016	$21.61	$13.51
June 30, 2016	$23.12	$15.72
September 30, 2016	$22.98	$15.34
December 31, 2016	$29.78	$18.29
March 31, 2017	$32.11	$26.13
June 30, 2017	$26.43	$21.91
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
ISSUER PURCHASES OF EQUITY SECURITIES
Stock Repurchases. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The share repurchase program does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. During the fiscal year ended June 30, 2017, the Company did not purchase any shares of BofI common stock under the stock repurchase plan.
Net Settlement of Restricted Stock Awards. In November 2007 and October 2014, the stockholders of the Company approved an amendment to the 2004 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively, which among other changes permitted net settlement of restricted stock awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2017, there were 285,586 restricted stock award shares which were retained by the Company and converted to cash at the average rate of $22.87 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the fourth fiscal quarter ended June 30, 2017.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases (dollars in thousands)
Quarter Ended June 30, 2017
April 1, 2017 to June 30, 2017	—	$—	—	$100,000
For the Three Months Ended June 30, 2017	—	$—	—	$100,000
Stock Retained in Net Settlement
April 1, 2017 to April 30, 2017	18
May 1, 2017 to May 31, 2017	18
June 1, 2017 to June 30, 2017	171,220
For the Three Months Ended June 30, 2017	171,256
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2017. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and units granted	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	570,764	$—	3,034,609
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	570,764	$—	3,034,609

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Selected Balance Sheet Data:
Total assets	$8,501,680	$7,599,304	$5,823,719	$4,402,999	$3,090,771
Loans and leases, net of allowance for loan and lease losses	7,374,493	6,354,679	4,928,618	3,532,841	2,256,918
Loans held for sale, at fair value	18,738	20,871	25,430	20,575	36,665
Loans held for sale, at cost	6,669	33,530	77,891	114,796	40,326
Allowance for loan and lease losses	40,832	35,826	28,327	18,373	14,182
Securities—trading	8,327	7,584	7,832	8,066	7,111
Securities—available-for-sale	264,470	265,447	163,361	214,778	185,607
Securities—held-to-maturity	—	199,174	225,555	247,729	275,691
Total deposits	6,899,507	6,044,051	4,451,917	3,041,536	2,091,999
Securities sold under agreements to repurchase	20,000	35,000	35,000	45,000	110,000
Advances from the FHLB	640,000	727,000	753,000	910,000	590,417
Subordinated notes and debentures and other	54,463	56,016	5,155	5,155	5,155
Total stockholders’ equity	834,247	683,590	533,526	370,778	268,262
Selected Income Statement Data:
Interest and dividend income	$387,286	$317,707	$244,364	$172,878	$135,654
Interest expense	74,059	56,696	45,419	35,781	34,026
Net interest income	313,227	261,011	198,945	137,097	101,628
Provision for loan and lease losses	11,061	9,700	11,200	5,350	7,550
Net interest income after provision for loan losses	302,166	251,311	187,745	131,747	94,078
Non-interest income	68,132	66,340	30,590	22,455	27,710
Non-interest expense	137,605	112,756	77,478	59,933	53,587
Income before income tax expense	232,693	204,895	140,857	94,269	68,201
Income tax expense	97,953	85,604	58,175	38,313	27,910
Net income	$134,740	$119,291	$82,682	$55,956	$40,291
Net income attributable to common stock	$134,431	$118,982	$82,373	$55,647	$39,456
Per Share Data:
Net income:
Basic	$2.07	$1.85	$1.35	$0.97	$0.75
Diluted	$2.07	$1.85	$1.34	$0.96	$0.72
Book value per common share	$13.05	$10.73	$8.51	$6.33	$4.79
Tangible book value per common share	$12.94	$10.67	$8.48	$6.32	$4.79
Weighted average number of common shares outstanding:
Basic[1]	64,850,114	64,265,207	61,177,908	57,471,296	52,626,584
Diluted[1]	64,850,114	64,271,052	61,404,364	57,770,768	55,277,648
Common shares outstanding at end of period[1]	63,536,244	63,219,392	62,075,004	57,807,600	54,933,300
Performance Ratios and Other Data:
Loan and lease originations for investment	$4,182,701	$3,633,911	$3,271,911	$2,297,976	$1,054,624
Loan originations for sale	$1,375,443	$1,363,025	$1,048,982	$741,494	$1,085,941
Loan and lease purchases	$276,917	$140,493	$2,452	$95	$1,541
Return on average assets	1.68%	1.75%	1.61%	1.59%	1.46%
Return on average common stockholders’ equity	17.78%	19.43%	18.34%	17.89%	17.57%
Interest rate spread[2]	3.74%	3.70%	3.79%	3.81%	3.66%
Net interest margin[3]	3.95%	3.91%	3.92%	3.95%	3.79%
Efficiency ratio[4]	36.08%	34.44%	33.75%	37.56%	41.43%

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Capital Ratios:
Equity to assets at end of period	9.81%	8.99%	9.16%	8.42%	8.68%
BofI Holding, Inc:
Tier 1 leverage (core) capital to adjusted average assets	9.95%	9.12%	9.59%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	14.66%	14.42%	14.98%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	14.75%	14.53%	15.12%	N/A	N/A
Total capital (to risk-weighted assets)	16.38%	16.36%	15.91%	N/A	N/A
BofI Federal Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.60%	8.78%	9.25%	N/A	N/A
Tier 1 leverage (core) capital to adjusted tangible assets[5]	N/A	N/A	N/A	8.66%	8.63%
Common equity tier 1 capital (to risk-weighted assets)	14.25%	14.00%	14.58%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	14.25%	14.00%	14.58%	14.42%	14.52%
Total capital (to risk-weighted assets)	14.97%	14.75%	15.38%	15.11%	15.28%
Asset Quality Ratios:
Net charge-offs to average loans and leases[6]	0.06%	(0.01)%	0.03%	0.04%	0.14%
Non-performing loans and leases to total loans and leases	0.38%	0.50%	0.62%	0.57%	0.80%
Non-performing assets to total assets	0.35%	0.42%	0.55%	0.46%	0.66%
Allowance for loan and lease losses to total loans and leases held for investment at end of period	0.55%	0.56%	0.57%	0.51%	0.62%
Allowance for loan and lease losses to non-performing loans and leases	143.81%	112.45%	91.88%	90.13%	77.48%
1 Common stock and per share amounts have been retroactively restated for the fiscal year ended June 30, 2015 and prior periods presented to reflect the four-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
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
OVERVIEW
BofI Holding, Inc. is the holding company for BofI Federal Bank, a diversified financial services company with approximately $8.5 billion in assets that provides innovative banking and lending products and services to customers nationwide through scalable low cost distribution channels and affinity partners. The Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index, the S&P SmallCap 600® Index and the KBW Nasdaq Financial Technology Index.
Net income for the fiscal year ended June 30, 2017 was $134.7 million compared to $119.3 million and $82.7 million for the fiscal years ended June 30, 2016 and 2015, respectively. Net income attributable to common stockholders for the fiscal year ended June 30, 2017 was $134.4 million, or $2.07 per diluted share compared to $119.0 million, or $1.85 per diluted share and $82.4 million, or $1.34 per diluted share for the years ended June 30, 2016 and 2015, respectively. Growth in our interest earning assets, particularly the loan and lease portfolio, was the primary driver of the increase in our net income from fiscal 2015 to fiscal 2017. Net interest income increased $52.2 million for the year ended June 30, 2017 compared to the year ended June 30, 2016.
We define net income without the after-tax impact of realized and unrealized securities gains and losses as adjusted earnings (“adjusted earnings”), a non-GAAP financial measure, which we believe provides useful information about the Bank’s operating performance. Adjusted earnings for the fiscal years ended 2017, 2016, and 2015 were $133.2 million, $118.9 million, and $83.9 million, respectively.
Below is a reconciliation of net income to adjusted earnings:

	For the Fiscal Years Ended June 30,
(Dollars in thousands)	2017	2016	2015
Net Income	$134,740	$119,291	$82,682
Realized securities losses (gains)[1]	(3,920)	(1,427)	(587)
Unrealized securities losses	1,221	813	2,599
Tax provision	1,136	257	(831)
Adjusted earnings	$133,177	$118,934	$83,863
[1] Fiscal year 2015 adjusted earnings have been restated to exclude the FHLB special dividend of $1.7 million due to repeated occurrences of FHLB dividends in subsequent years and their exclusion from fiscal years 2017 and 2016 adjusted earnings.

Net interest income for the year ended June 30, 2017 was $313.2 million compared to $261.0 million and $198.9 million for the years ended June 30, 2016 and 2015, respectively. The growth of net interest income from fiscal years 2015 through 2017 is primarily due to net loan and lease portfolio growth.
Provision for loan and lease losses for the year ended June 30, 2017 was $11.1 million, compared to $9.7 million and $11.2 million for the years ended June 30, 2016 and 2015, respectively. The increase of $1.4 million for fiscal year 2017 is the result of growth and changes in the loan and lease mix of the portfolio. The decrease of $1.5 million for fiscal year 2016 is the result of changes in the loan and lease mix of the portfolio.
Non-interest income was $68.1 million compared to non-interest income of $66.3 million and $30.6 million for the fiscal years ended June 30, 2017, 2016 and 2015. The increase from fiscal year 2016 to fiscal year 2017 was primarily the result of an increase of $5.9 million in banking service fees due to increased fees from H&R Block-branded products, a mortgage banking income increase of $3.2 million, an increase in realized gain from sale of securities of $2.5 million, and increased levels of prepayment penalty fee income of $1.7 million partially offset by a decrease of $11.1 million in gain on sale-other primarily from reduced sales of structured settlements. The increase from 2015 to 2016 was primarily due to increased banking service fees due to increased fees from H&R Block-branded products and gain on sale-other primarily from sales of structured settlements.

Non-interest expense for the fiscal year ended June 30, 2017 was $137.6 million compared to $112.8 million and $77.5 million for the years ended June 30, 2016 and 2015, respectively. The increase was primarily due to an increase in the Bank’s staffing for lending, information technology infrastructure development and regulatory compliance. Our staffing rose to 681 full-time equivalents compared to 647 and 467 at June 30, 2017, 2016 and 2015, respectively.
Total assets were $8,501.7 million at June 30, 2017 compared to $7,599.3 million at June 30, 2016. Assets grew $902.4 million or 11.9% during the last fiscal year, primarily due to an increase in the origination of single family mortgage loans and C&I loans. These loans were funded primarily with growth in deposits.
Our future performance will depend on many factors: changes in interest rates, competition for deposits and quality loans, the credit performance of our assets, regulatory actions, strategic transactions, and our ability to improve operating efficiencies. See “Item 1A. Risk Factors.”
MERGERS AND ACQUISITIONS

From time to time we undertake acquisitions or similar transactions consistent with the Bank’s operating and growth strategies. During the fiscal years ended June 30, 2015 and June 30, 2016, there were three acquisitions, which are discussed below. No acquisitions occurred during the fiscal year ended June 30, 2017.
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
Our Bank also agreed to offer Individual Retirement Accounts (“IRA”) to customers of H&R Block, and the initial offering of this product through H&R Block offices occurred in conjunction with the tax season ended April 18, 2017. Our Bank is responsible for the primary oversight and control of the IRA product. During a tax preparation session with an H&R Block tax preparer, the customer is given an option to open a traditional IRA or Roth IRA savings account with the Bank. If the customer elects the option to open an account and meets our Bank’s requirements, an account is opened on our Bank’s core operating system under our Bank’s oversight and control. The customer has the option to deposit funds for the IRA through check or ACH. Our Bank provides IRA custodial services, earns a nominal fee paid by the customers for any account closures or transfers out, and pays customers interest based on their IRA balance. The fees are included in our income statement as banking service fees and other income and interest paid is included as interest expense.
Our Bank also agreed in October 2016 to offer an interest-free Refund Advance loan product during the 2017 tax season. Under the agreements our Bank purchased the Refund Advance loans from a third-party bank at a discount. The Refund Advance loans are interest-free loans to consumers and offered primarily through the H&R Block tax preparation offices. Our Bank has a limited guarantee from H&R Block that reduces our Bank’s credit exposure on the Refund Advance loans. Our Bank retains the Refund Advance loans that it purchases and includes the Refund Advance loans in loans and leases on our balance sheet and records the accretion of the loan discount as interest income, which is included in our income statement under the line loans and leases interest and dividend income. In July 2017, the Bank entered into an agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2018 tax season.
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
The allowance for loan and lease losses includes specific and general reserves. Specific reserves are provided for impaired loans. All other impaired loans are written down through charge-offs to their realizable value and no specific or general reserve is provided. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrower’s ability to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.
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

USE OF NON-GAAP FINANCIAL MEASURES
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as non-GAAP securities adjusted earnings. Non-GAAP securities adjusted earnings exclude realized and unrealized gains and losses associated with our securities portfolios, net of tax. Excluding these gains and losses provides investors with an understanding of the Bank’s core lending and mortgage banking business performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as to their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.

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

	For the Fiscal Years Ended June 30,
	2017			2016			2015
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans and leases[2,3]	$6,819,102	$358,849	5.26%	$5,680,003	$291,058	5.12%	$4,388,336	$220,486	5.02%
Interest-earning deposits in other financial institutions	658,580	5,204	0.79%	498,483	2,070	0.42%	204,176	511	0.25%
Mortgage-backed and other investment securities	393,334	16,889	4.29%	442,070	18,910	4.28%	432,948	18,165	4.20%
Stock of the FHLB, at cost	55,577	6,344	11.41%	62,255	5,669	9.11%	46,819	5,202	11.11%
Total interest-earning assets	7,926,593	387,286	4.89%	6,682,811	317,707	4.75%	5,072,279	244,364	4.82%
Non-interest-earning assets	116,545			140,066			68,039
Total assets	$8,043,138			$6,822,877			$5,140,318
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,619,769	$34,556	0.75%	$3,649,423	$24,611	0.67%	$2,862,295	$20,709	0.72%
Time deposits	941,919	21,938	2.33%	852,590	18,056	2.12%	790,661	14,024	1.77%
Securities sold under agreements to repurchase	33,068	1,465	4.43%	35,000	1,555	4.44%	36,562	1,633	4.47%
Advances from the FHLB	798,982	12,403	1.55%	855,029	11,175	1.31%	700,805	8,910	1.27%
Subordinated notes and debentures and other	55,873	3,697	6.62%	22,025	1,299	5.90%	5,155	143	2.77%
Total interest-bearing liabilities	6,449,611	74,059	1.15%	5,414,067	56,696	1.05%	4,395,478	45,419	1.03%
Non-interest-bearing demand deposits	774,411			739,764			255,321
Other non-interest-bearing liabilities	58,040			51,672			35,219
Stockholders’ equity	761,076			617,374			454,300
Total liabilities and stockholders’ equity	$8,043,138			$6,822,877			$5,140,318
Net interest income		$313,227			$261,011			$198,945
Interest rate spread[4]			3.74%			3.70%			3.79%
Net interest margin[5]			3.95%			3.91%			3.92%
1 Average balances are obtained from daily data.
2 Loans and leases include loans held for sale, loan and lease premiums, discounts and unearned fees.
3 Interest income includes reductions for amortization of loan and lease and investment securities premiums and earnings from accretion of discounts and loan and lease fees. Loan and lease fee income is not significant. Also includes $30.3 million as of June 30, 2017, $31.0 million as of June 30, 2016 and $31.4 million as of June 30, 2015 of loans that qualify for Community Reinvestment Act credit which are taxed at a reduced rate.
4 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
5 Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our interest earning assets and is subject to competitive factors in the branchless banking market. Our net interest income is reduced by our estimate of loss provisions for our loan and lease portfolio. We also earn non-interest income primarily from mortgage banking activities, banking products and service activity, prepaid card fee income, prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of other loans and investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 647 full time employees at June 30, 2016 to 681 full-time equivalent employees at June 30, 2017. We are subject to federal and state income taxes, and our effective tax rates were 42.10%, 41.78% and 41.30% for the fiscal years ended June 30, 2017, 2016, and 2015, respectively. Other factors that affect our results of operations include expenses relating to professional services, occupancy, data processing, advertising and other miscellaneous expenses.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2017 AND JUNE 30, 2016
Net Interest Income. Net interest income totaled $313.2 million for the fiscal year ended June 30, 2017 compared to $261.0 million for the fiscal year ended June 30, 2016. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume):

	Fiscal Year Ended June 30, 2017 vs 2016
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$58,322	$7,952	$1,517	$67,791
Interest-earning deposits in other financial institutions	672	1,844	618	3,134
Mortgage-backed and other investment securities	(2,086)	44	21	(2,021)
Stock of the FHLB, at cost	(608)	1,432	(149)	675
Total increase (decrease) in interest income	$56,300	$11,272	$2,007	$69,579
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$6,501	$2,920	$524	$9,945
Time deposits	1,894	1,790	198	3,882
Securities sold under agreements to repurchase	(86)	(4)	—	(90)
Advances from the FHLB	(734)	2,052	(90)	1,228
Other borrowings	1,997	159	242	2,398
Total increase (decrease) in interest expense	$9,572	$6,917	$874	$17,363
Interest Income. Interest income for the fiscal year ended June 30, 2017 totaled $387.3 million, an increase of $69.6 million, or 21.9%, compared to $317.7 million in interest income for the fiscal year ended June 30, 2016 primarily due to growth in volume of interest-earning assets. Average interest-earning assets for the fiscal year ended June 30, 2017 increased by $1,243.8 million compared to the fiscal year ended June 30, 2016 primarily due to loan and lease originations for investment which increased $548.8 million and loan and lease purchases for investment which increased $136.4 million during the year ended June 30, 2017. Yields on loans and leases increased by 14 basis points to 5.26% for the fiscal year ended June 30, 2017, primarily due to increased yields in the single family, commercial & industrial and H&R Block-branded loan products. For the fiscal year ended June 30, 2017, the growth in average balances contributed additional interest income of $56.3 million, which was supplemented by a $11.3 million increase in interest income due to the increase in average rate. The average yield earned on our interest-earning assets increased to 4.89% for the fiscal year ended June 30, 2017, up from 4.75% for the same period in 2016 primarily due to the increase in rate from loans and leases.

Interest Expense. Interest expense totaled $74.1 million for the fiscal year ended June 30, 2017, an increase of $17.4 million, or 30.6% compared to $56.7 million in interest expense during the fiscal year ended June 30, 2016, due primarily to increased volumes of deposits and other borrowings as well as increased rates on deposits and advances. The average rate paid on all of our interest-bearing liabilities increased to 1.15% for the fiscal year ended June 30, 2017 from 1.05% for the fiscal year ended June 30, 2016, due primarily to increased rates on deposits and advances from FHLB. Average interest-bearing liabilities for the fiscal year ended June 30, 2017 increased $1,035.5 million compared to fiscal 2016. The average interest-bearing balances of demand and savings increased $970.3 million and the average interest-bearing balances increased $1,035.5 million due to increased deposits and the full year impact of our subordinated notes issued in March 2016. The average rate on interest-bearing deposits increased to 0.75% from 0.67% due to increases in prevailing deposit rates across the industry. The rates on advances from the FHLB also increased to 1.55% from 1.31% due primarily to the Fed rate increases. The average rate on time deposits increased to 2.33% for the fiscal year ended June 30, 2017 from 2.12% for the fiscal year ended June 30, 2016, due to issuance of longer term time deposits. The average non-interest-bearing demand deposits were $774.4 million for the fiscal year ended June 30, 2017, representing an increase of $34.6 million.
Provision for Loan and Lease Losses. Provision for loan and lease losses was $11.1 million for the fiscal year ended June 30, 2017 and $9.7 million for fiscal 2016. The provisions are made to maintain our allowance for loan and lease losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.
See “Asset Quality and Allowance for Loan and Lease Losses” for discussion of our allowance for loan and lease losses and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2017	2016
Realized gain on securities:
Sale of securities	$3,920	$1,427
Total realized gain on securities	3,920	1,427
Unrealized loss on securities:
Total impairment losses	(10,937)	(3,472)
Loss (gain) recognized in other comprehensive income	8,973	2,907
Net impairment loss recognized in earnings	(1,964)	(565)
Fair value (gain) loss on trading securities	743	(248)
Total unrealized loss on securities	(1,221)	(813)
Prepayment penalty fee income	4,574	2,914
Gain on sale – other	4,487	15,540
Mortgage banking income	14,284	11,076
Banking service fees and other income	42,088	36,196
Total non-interest income	$68,132	$66,340
Non-interest income totaled $68.1 million for the fiscal year ended June 30, 2017 compared to non-interest income of $66.3 million for fiscal 2016. The increase was primarily the result of an increase of $5.9 million in banking service fees due to H&R Block-branded products and service fee income, an increase in mortgage banking income of $3.2 million, an increase in realized gain from sale of securities of $2.5 million, and increased levels of prepayment penalty fee income of $1.7 million, partially offset by a $11.1 million decrease in gain on sale-other primarily from reduced sales of structured settlements and lottery receivables. Banking service fees and other income includes H&R Block-branded product fees, deposit fees and certain C&I loan fees as well as fee income from prepaid card sponsors. The primary non-interest income-generating H&R Block products and services that led to the increased banking service fees and other income are EPC and RT. For the fiscal year ended June 30, 2017, EPC increased $1.4 million to $7.8 million from $6.4 million for fiscal 2016. For the fiscal year ended June 30, 2017, RT increased $0.3 million to $12.8 million from $12.5 million for fiscal 2016.

Included in gain on sale – other are sales of structured settlement annuity and state lottery receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale. Decreased originations and less favorable terms during fiscal 2017 resulted in a decrease in gain on sale from structured settlement annuity and state lottery receivables.
Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2017	2016
Salaries and related costs	$81,821	$66,667
Data processing and internet	13,323	10,348
Advertising and promotional	9,367	6,867
Depreciation and amortization	6,094	4,795
Occupancy and equipment	5,612	4,326
Professional services	4,980	4,700
FDIC and regulator fees	4,330	4,632
Real estate owned and repossessed vehicles	498	(46)
Other general and administrative	11,580	10,467
Total non-interest expense	$137,605	$112,756
Non-interest expense totaled $137.6 million for the fiscal year ended June 30, 2017, an increase of $24.8 million compared to fiscal 2016. Salaries and related costs increased $15.2 million, or 22.7%, in fiscal 2017 due to increased staffing levels to support growth in the Bank’s staffing for lending, information technology infrastructure development, and regulatory compliance. Our staff increased to 681 from 647 between fiscal 2017 and 2016 and increased to 647 from 467 between fiscal 2016 and 2015.
Data processing and internet expense increased $3.0 million, primarily due to growth in the number of customer accounts and enhancements to the Bank’s core processing system.
Advertising and promotion expense increased $2.5 million, primarily due to additional lead generation costs and increased deposit marketing.
Depreciation, increased $1.3 million primarily due to depreciation on lending platform enhancements and infrastructure development.
Occupancy and equipment expense increased $1.3 million, in order to support increased production and office space for additional employees.
Professional services, which include accounting and legal fees, increased $0.3 million in fiscal 2017 compared to 2016. The increase in professional services was primarily due to increased legal expenses, partially offset by increased insurance reimbursements.
The change in our cost of Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges decreased by $0.3 million in fiscal 2017 compared to fiscal 2016, the nominal changes were due to a favorable change in the FDIC deposit insurance premium calculation partially offset by the overall growth of the Bank’s liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs increased by $1.1 million in fiscal 2017 compared to 2016. The increases were primarily due to costs supports loan and deposit production.
Income Tax Expense. Income tax expense was $98.0 million for the fiscal year ended June 30, 2017 compared to $85.6 million for fiscal 2016. Our effective tax rates were 42.10% and 41.78% for the fiscal year ended June 30, 2017 and 2016, respectively. The changes in the tax rates are the result of changes in state tax allocations.

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

	Fiscal Year Ended June 30, 2016 vs 2015
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loan and Leases	$64,842	$4,388	$1,342	$70,572
Interest-earning deposits in other financial institutions	736	347	476	1,559
Mortgage-backed and other investment securities	383	346	16	745
Stock of the FHLB, at cost	1,715	(936)	(312)	467
Total increase/(decrease) in interest income	$67,676	$4,145	$1,522	$73,343
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$5,667	$(1,431)	$(334)	$3,902
Time deposits	1,096	2,767	169	4,032
Securities sold under agreements to repurchase	(70)	(11)	3	(78)
Advances from the FHLB	1,959	280	26	2,265
Other borrowings	467	161	528	1,156
Total increase/(decrease) in interest expense	$9,119	$1,766	$392	$11,277
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
See “Asset Quality and Allowance for Loan and Lease Losses” for discussion of our allowance for loan and lease losses and the related loss provisions.

Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2016	2015
Realized gain on securities:
Sale of mortgage-backed securities	$1,427	$587
Total realized gain on securities	1,427	587
Unrealized loss on securities:
Total impairment losses	(3,472)	(6,805)
Loss (gain) recognized in other comprehensive income	2,907	4,440
Net impairment loss recognized in earnings	(565)	(2,365)
Fair value gain (loss) on trading securities	(248)	(234)
Total unrealized loss on securities	(813)	(2,599)
Prepayment penalty fee income	2,914	4,695
Gain on sale-other	15,540	5,793
Mortgage banking income	11,076	15,264
Banking service fees and other income	36,196	6,850
Total non-interest income	$66,340	$30,590
Non-interest income totaled $66.3 million for the fiscal year ended June 30, 2016 compared to non-interest income of $30.6 million for fiscal 2015. The increase was primarily the result of an increase of $29.3 million in banking service fees due to H&R Block-branded products and service fee income, a $9.7 million increase in gain on sale-other primarily from sales of structured settlements and a decrease in unrealized loss on securities of $1.8 million partially offset by a decrease in mortgage banking income of $4.2 million, primarily due to a decreased gain on sale of Agency mortgage originations and a decrease in prepayment penalty fee income of $1.8 million. Banking service fees and other income includes H&R Block-branded product fees, deposit fees and certain C&I loan fees as well as fee income from prepaid card sponsors. The primary non-interest income-generating H&R Block products and services that led to the increased banking service fees and other income are EPC and RT. The fiscal year ended June 30, 2016 was our first year offering these products and services. During fiscal 2016 fees from EPC were $6.4 million and from RT were $12.5 million.
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
Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2016	2015
Salaries and related costs	$66,667	$43,819
Data processing and internet	10,348	6,632
Advertising and promotional	6,867	6,060
Depreciation and amortization	4,795	3,273
Occupancy and equipment	4,326	3,091
Professional services	4,700	4,122
FDIC and regulator fees	4,632	3,434
Real estate owned and repossessed vehicles	(46)	(120)
Other general and administrative	10,467	7,167
Total non-interest expense	$112,756	$77,478
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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2017 AND JUNE 30, 2016
Our total assets increased $902.4 million, or 11.9%, to $8,501.7 million, as of June 30, 2017, up from $7,599.3 million at June 30, 2016. The loan and lease portfolio increased a net $1,019.8 million on a net basis, primarily from portfolio loan and lease originations and purchases of $4,459.6 million less principal repayments and other adjustments of $3,439.8 million. Investment securities decreased $199.4 million primarily due repays and sales partially offset by purchases. Total liabilities increased by $751.7 million or 10.9%, to $7,667.4 million at June 30, 2017, up from $6,915.7 million at June 30, 2016. The increase in total liabilities resulted primarily from growth in deposits of $855.5 million partially offset by a decrease in Advances from FHLB of $87.0 million.
Stockholders’ equity increased by $150.7 million, or 22.0%, to $834.2 million at June 30, 2017, up from $683.6 million at June 30, 2016. The increase was the result of $134.7 million in net income for the fiscal year, $8.4 million vesting and issuance of RSUs and stock-based compensation expense, and $7.8 million unrealized gain in other comprehensive income, net of tax, less $0.3 million in dividends declared on preferred stock.

ASSET QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Non-performing loans and leases and foreclosed assets or “non-performing assets” consisted of the following:

	At June 30,
(Dollars in thousands)	2017	2016	2015	2014	2013
Non-performing assets:
Non-accrual loans and leases:
Single family real estate secured:
Mortgage	$23,377	$28,400	$22,842	$12,396	$11,353
Home equity	16	33	9	168	37
Multifamily real estate secured	4,255	2,218	5,399	4,302	2,882
Commercial real estate secured	—	254	2,128	2,985	3,559
Total non-accrual loans secured by real estate	27,648	30,905	30,378	19,851	17,831
Auto and recreational vehicle secured	157	278	453	534	472
Commercial & Industrial	314	—	—	—	—
Other	274	676	—	—	—
Total non-performing loans and leases	28,393	31,859	30,831	20,385	18,303
Foreclosed real estate	1,353	207	1,225	—	1,865
Repossessed vehicles	60	45	15	75	141
Total non-performing assets	$29,806	$32,111	$32,071	$20,460	$20,309
Total non-performing loans and leases as a percentage of total loans and leases	0.38%	0.50%	0.62%	0.57%	0.80%
Total non-performing assets as a percentage of total assets	0.35%	0.42%	0.55%	0.46%	0.66%
Our non-performing assets decreased to $29.8 million at June 30, 2017 from $32.1 million at June 30, 2016. The decrease in non-performing assets during the fiscal year ended June 30, 2017 was comprised of a decrease in non-performing loans and leases of $3.5 million partially offset by an increase in foreclosed real estate of $1.1 million. The non-performing assets as a percentage of total assets decreased to 0.35% at June 30, 2017 from 0.42% at June 30, 2016. The absence of net change in non-performing assets during the fiscal year ended June 30, 2016 compared to June 30, 2015 was comprised of an increase in non-performing loans and leases of $1.0 million offset by a decrease in foreclosed real estate of $1.0 million.
Approximately 5.56% of our non-performing loans and leases at June 30, 2017 were considered TDRs, compared to 9.63% at June 30, 2016. Borrowers making timely payments after a troubled debt restructuring are considered non-performing for at least six months. Generally, after six months of timely payments, troubled debt restructured loans are reclassified from the non-performing loan and lease category to performing and any previously deferred interest income is recognized. Approximately 82.33% of the Bank’s non-performing loans and leases are single family first mortgages already written down in aggregate to 48.42% of the original appraisal value of the underlying properties.
At June 30, 2017, our $23.4 million in single family non-performing loans represents 40 loans in 19 states ranging in amount from $12,000 to $5.0 million. At June 30, 2016, our $28.4 million in single family non-performing loans represents 41 loans in 20 states ranging in amount from $25,000 to $6.3 million. The Bank has already taken impairment charge-offs of $2.1 million on the non-performing single family loans at June 30, 2017. Our $4.3 million in multifamily non-performing loans represents four loans in two states at June 30, 2017, with impairment charge-offs taken in the amount of $0.1 million. At June 30, 2016 the $2.2 million of non-performing multifamily loans represented five loans in four states, with impairment charge-offs taken in the amount of $0.5 million. At June 30, 2017, we had no non-performing commercial real estate loans. At June 30, 2016, our $0.3 million in commercial real estate non-performing loans represented one loan in one state with impairment charge-offs taken in the amount of $0.3 million.
The $157,000 in non-performing automobile and recreational vehicle (“RV”) loans represents 12 loans ranging in amount from $200 to $40,000 at June 30, 2017. The $278,000 in non-performing automobile and RV loans represented 24 loans ranging in amount from $48 to $45,000 at June 30, 2016. Foreclosed real estate of $1.4 million at June 30, 2017 represents two single family properties. Foreclosed real estate of $0.2 million at June 30, 2016 represented one multifamily property. All foreclosed real estate is measured at the lower of carrying value or fair value less costs to sell. Repossessed vehicles of $60,000 includes five vehicles with fair values ranging in amount from $6,000 to $17,000 at June 30, 2017, compared to $45,000 at June 30, 2016, which includes five vehicles with fair values ranging in amount from $4,000 to $18,000. Impaired loans are generally adjusted through charge-offs against the allowance for loan and lease losses.

The $274,000 in non-performing other loans represents eight loans ranging in amount from $5,000 to $70,000 at June 30, 2017, compared to $676,000 at June 30, 2016 which includes 17 loans ranging in amount from $8,000 to $168,000.
We have experienced growth in our non-performing single family mortgage loans over the last five years; however, we believe that the write-downs taken as of June 30, 2017 on these non-performing loans and the low average LTVs on the balance of our single family mortgage real estate loans in our portfolio make our future risk of loss better than other banks with significant exposure to real estate loans. If average nationwide residential housing values decline or if nationwide unemployment increases, we are likely to experience growth in the level of our non-performing loans and leases, foreclosed real estate and repossessed vehicles in future periods.
Allowance for Loan and Lease Losses. We maintain an allowance for loan and lease losses in an amount that we believe is sufficient to provide adequate protection against probable incurred losses in our loan and lease portfolio. We evaluate quarterly the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, risk characteristics of the various categories of loans and leases and other pertinent factors. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan and lease losses, which is charged against current period operating results. The allowance is decreased by the amount of charge-offs of loans and leases deemed uncollectible and increased by recoveries of loans and leases previously charged off.
The allowance for loan and lease losses includes specific and general reserves. Specific reserves are provided for impaired loans considered TDRs. All other impaired loans and leases are written down through charge-offs to their realizable value and no specific or general reserve is provided. A loan or lease is measured for impairment generally two different ways. If the loan or lease is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective interest rate to the carrying value of the loan or lease. If the loan or lease is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan or lease. If the calculated amount is less than the carrying value of the loan or lease, the loan or lease has impairment.
A general reserve is included in the allowance for loan and lease losses and is determined by adding the results of a quantitative and a qualitative analysis to all other loans and leases not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates and applies the average historic rates to the outstanding loan and lease balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan and lease review system, changes in the underlying collateral of the loans and leases, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans and leases affected by the qualitative factors.
The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a range of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provides general loan loss reserves for its auto and RV loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The Company obtains updated credit scores for its auto and RV borrowers approximately every six months. The updated credit score will result in a higher or lower general loan loss allowance depending on the change in borrowers’ FICO scores and the resulting shift in loan balances among the five FICO bands from which the Company measures and calculates its reserves. For the general loss reserve, the Company does not use individually updated credit scores or valuations for the real estate collateralizing its real estate loans.
The allowance for loan and lease losses for the auto and RV loan portfolio at June 30, 2017 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $154,089 (dollars in thousands) of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $74,180; 715 – 769: $51,915; 700 – 714: $13,010; 660 – 699: $13,343 and less than 660: $1,641.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (“LTV”) at date of origination. The allowance for each class is determined by stratifying the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2017, the LTV groupings for each significant mortgage class were as follows (dollars in thousands):
The Company had $3,878,377 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,093,625; 61% – 70%: $1,377,727; 71% – 80%: $406,828; and greater than 80%: $197.
The Company had $1,615,149 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $791,860; 56% – 65%: $525,066; 66% – 75%: $287,966; 76% – 80%: $10,257 and greater than 80%: $0. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company.

Based on historical performance, the Company concluded that multifamily loans originated by the Bank require lower estimated loss rates than multifamily loans purchased. In fiscal years 2002 through 2004 the Company originated $137 million of primarily 30-year multifamily mortgage loans using the same basic underwriting criteria and accounting for 20%, 25% and 19% of the total average balance of the loan portfolio for fiscal year 2004, 2003 and 2002, respectively. The Company intentionally slowed its multifamily and single family origination volume in 2005 through 2009 based upon the overall loosening of credit standards by competitors and the economic downturn. Since 2009, the economy has stabilized and competitive underwriting standards have strengthened allowing the Company to resume its originations. Since 2012, our weighted average of multifamily loans is equal to 24.5% of the total loan portfolio. For these reasons, the Company believes that its historical underwriting experience originating multifamily loans allows the Company to use its historical loss rate as a reasonable indicator of risk. The historic loss or quantitative component of the Company’s general loan loss allowance is supplemented with a qualitative factor including a volume-based adjustment. At June 30, 2017 and June 30, 2016, all of the qualitative components of the general loan loss allowance for multifamily loans accounted for 100% and 97% of the total multifamily allowance, respectively.
The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Credit Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2017, the Company had $879.7 million of interest only loans and $2.6 million of option ARM mortgage loans. Through June 30, 2017, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
The Company had $162,715 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $69,358; 51% – 60%: $36,008; 61% – 70%: $47,092; 71% – 80%: $10,257 and greater than 80%: $0.
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
We believe the weighted average LTV percentage at June 30, 2017 of 56.72% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and is expected to continue to result in the future, in lower average mortgage loan charge-offs when compared to the real estate loan portfolios of other comparable banks.

The following table sets forth the changes in our allowance for loan and lease losses, by portfolio class for the dates indicated:

	Single Family Real Estate Secured:
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and Other	Multi-family Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2012	4,030	192	108	2,558	398	2,159	86	102	3	9,636	0.55%
Provision for loan losses	1,469	229	1,142	858	1,958	131	115	1,521	127	7,550
Charge-offs	(730)	(257)	—	(420)	(1,496)	(867)	—	—	(137)	(3,907)
Recoveries	43	19	—	190	518	113	—	—	20	903
Balance at June 30, 2013	4,812	183	1,250	3,186	1,378	1,536	201	1,623	13	14,182	0.62%
Provision for loan and lease losses	3,214	3	9	708	12	(142)	78	1,425	43	5,350
Charge-offs	(125)	(98)	—	(359)	(355)	(620)	—	—	(34)	(1,591)
Recoveries	58	46	—	250	—	38	—	—	40	432
Balance at June 30, 2014	7,959	134	1,259	3,785	1,035	812	279	3,048	62	18,373	0.51%
Provision for loan and lease losses	6,305	(1)	620	922	224	288	13	2,834	(5)	11,200
Charge-offs	(747)	(43)	—	(344)	(156)	(271)	—	—	—	(1,561)
Recoveries	147	32	—	—	—	124	—	—	12	315
Balance at June 30, 2015	13,664	122	1,879	4,363	1,103	953	292	5,882	69	28,327	0.57%
Provision for loan and lease losses	5,040	(134)	806	(311)	(1,056)	854	(47)	1,748	2,800	9,700
Charge-offs	(205)	(3)	—	(114)	(147)	(339)	—	—	—	(808)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,727)	(2,727)
Recoveries	167	38	—	—	982	147	—	—	—	1,334
Balance at June 30, 2016	18,666	23	2,685	3,938	882	1,615	245	7,630	142	35,826	0.56%
Provision for loan and lease losses	2,308	(6)	(387)	323	110	990	156	2,251	5,316	11,061
Charge-offs	(1,115)	(23)	—	—	(23)	(433)	—	—	(3,502)	(5,096)
Transfers to held for sale	—	—	—	—	—	—	—	—	(1,828)	(1,828)
Recoveries	113	25	—	377	39	207	—	—	108	869
Balance at June 30, 2017	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832	0.55%
At June 30, 2017, the entire allowance for loan and lease losses for each portfolio class was calculated as a contingent impairment (ASC 450, Contingencies for Gain and Loss). When specific loan and lease impairment analysis is performed under ASC 310-10, the impairment is either recorded as a charge-off to the loan and lease loss allowance or, if such loan is a TDR, the impairment is recorded as a specific loan and lease loss allowance.

The following table sets forth our allowance for loan and lease losses by portfolio class:

	At June 30,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
Single family real estate secured:
Mortgage	$19,972	52.4%	$18,666	57.5%	$13,664	59.6%	$7,959	53.4%	$4,812	46.5%
Home equity	19	—%	23	—%	122	0.1%	134	0.4%	183	1.0%
Warehouse & Other	2,298	6.1%	2,685	8.4%	1,879	7.7%	1,259	10.3%	1,250	8.9%
Multifamily real estate secured	4,638	21.7%	3,938	21.5%	4,363	23.7%	3,785	27.2%	3,186	33.4%
Commercial real estate secured	1,008	2.2%	882	1.9%	1,103	1.2%	1,035	0.7%	1,378	1.3%
Auto & RV secured	2,379	2.1%	1,615	1.2%	953	0.3%	812	0.4%	1,536	0.8%
Factoring	401	2.1%	245	1.5%	292	2.4%	279	3.3%	201	4.7%
Commercial & Industrial	9,881	13.3%	7,630	8.0%	5,882	5.0%	3,048	4.2%	1,623	3.4%
Other	236	0.1%	142	—%	69	—%	62	0.1%	13	—%
Total	$40,832	100.0%	$35,826	100.0%	$28,327	100.0%	$18,373	100.0%	$14,182	100.0%
The Company’s allowance for loan and lease losses increased $5.0 million or 14.0% from June 30, 2016 to June 30, 2017. As a percentage of the outstanding loan balance the Company’s loan and lease loss allowance was 0.55% at June 30, 2017 and 0.56% at June 30, 2016. Provisions for loan loss were $11.1 million for fiscal 2017 and $9.7 million for fiscal 2016. The Company’s loan and lease loss provisions for fiscal 2017 compared to 2016 increased by $1.4 million due to loan and lease portfolio growth and a change in the loan and lease mix.
Charge-offs, net of recoveries, for fiscal 2017 increased $1.0 million, decreased $0.5 million and increased $0.8 million for single family mortgage, multifamily and commercial real estate secured loans, respectively. Charge-offs, net of recoveries, for the auto & RV portfolio increased $34,000 for fiscal 2017. For fiscal 2016 charge-offs, net of recoveries, decreased $0.6 million, decreased $0.2 million and decreased $1.0 million for single family mortgage, multifamily and commercial real estate secured loans, respectively. Charge-offs, net of recoveries, attributable to the auto & RV portfolio increased $45,000, for fiscal 2016.
Between June 30, 2016 and 2017, the Bank’s total allowance for loan and lease losses as a proportion of the loan and lease portfolio decreased 1 basis point primarily due to a change in the loan and lease mix.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have two credit agreements. BofI Federal Bank can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2017, we had a total borrowing availability of approximately $1.2 billion and an additional $157.6 million available with additional collateral. The Bank can also borrow from the discount window at the FRB. FRB borrowings are collateralized by commercial loans, consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2017, we had a total borrowing capacity of approximately $1.3 million, all of which was available for use. At June 30, 2017, we also had $35.0 million in unsecured fed funds purchase lines with two major banks under which there were no borrowings outstanding.
In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.

In December 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 3.59% as of June 30, 2017, with interest paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our bank to support its growth.
In March 2012, we filed a shelf registration with the SEC which had a 3-year term and allowed us to raise capital up to $250.0 million through the sale of debt securities, common stock, preferred stock and warrants. In February 2015, we filed a post-effective amendment to deregister all securities unsold under the March 2012 shelf registration and subsequently, we filed a new shelf registration with the SEC which allows us to issue up to $350.0 million through the sale of debt securities, common stock, preferred stock and warrants.
In March 2016, we completed the sale of $51.0 million aggregate principal amount of our 6.25% Subordinated Notes due February 28, 2026 (the “Notes”). We received $51.0 million in gross proceeds as a part of this transaction, before the 3.15% underwriting discount and other offering expenses. The Notes mature on February 28, 2026 and accrue interest at a rate of 6.25% per annum, with interest payable quarterly. The Notes may be redeemed on or after March 31, 2021, which date may be extended at the our discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions described in the Indenture.

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
1 Amounts have been retroactively restated for the fiscal year ended June 30, 2015 and prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
As of January 31, 2015, the total gross sales were $50.0 million, which completed this offering.

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
1 Amounts have been retroactively restated for the fiscal year ended June 30, 2015 and prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
As of December 31, 2015, the total gross sales were $50.0 million, which completed this offering.
Off-Balance Sheet Commitments. At June 30, 2017, we had commitments to originate loans with an aggregate outstanding principal balance of $495.1 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $66.0 million, and no commitments to purchase loans, investment securities or any other unused lines of credit. See Item 3. Legal Proceedings for further information on pending litigation in which we are involved.
Contractual Obligations. The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of June 30, 2017 totaled $187.5 million. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents our contractual obligations for long-term debt, time deposits, and operating leases by payment date:

	At June 30, 2017
	Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1,2]	$775,611	$297,412	$220,639	$127,491	$130,069
Time deposits[2]	923,096	205,399	120,841	65,958	530,898
Operating lease obligations[3]	17,397	4,406	9,632	1,854	1,505
Total	$1,716,104	$507,217	$351,112	$195,303	$662,472
1 Long-term debt includes advances from the FHLB, borrowings under repurchase agreements and Subordinated notes and debentures.
2 Amounts include principal and interest due to recipient.
3 Payments are for the lease of real property.

Capital Requirements. Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for June 30, 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2017, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2017 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank’s and Company’s capital amounts, capital ratios and requirements were as follows:

	BofI Holding, Inc.		BofI Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Regulatory Capital:
Tier 1	$833,759	$690,893	$804,317	$664,427
Common equity tier 1	$828,696	$685,830	$804,317	$664,427
Total capital (to risk-weighted assets)	$925,720	$777,834	$845,278	$700,368

Assets:
Average adjusted	$8,380,909	$7,575,526	$8,374,509	$7,566,865
Total risk-weighted	$5,651,522	$4,755,242	$5,645,112	$4,747,496

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.95%	9.12%	9.60%	8.78%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	14.66%	14.42%	14.25%	14.00%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	14.75%	14.53%	14.25%	14.00%	8.00%	6.00%
Total capital (to risk-weighted assets)	16.38%	16.36%	14.97%	14.75%	10.00%	8.00%
Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2017, the Company and Bank are in compliance with the capital conservation buffer requirement, which increases the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At June 30, 2017 the Bank is in compliance with this letter agreement.

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
Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate loans at June 30, 2017 had lifetime rate caps that were 606 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
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
The following table sets forth the interest rate sensitivity of our assets and liabilities:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2017
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$643,541	$—	$—	$—	$643,541
Mortgage-backed and other investment securities[1]	251,599	2,694	12,679	5,825	272,797
Stock of the FHLB, at cost	63,207	—	—	—	63,207
Loans, net of allowance for loan and lease losses[2]	2,545,071	930,038	3,776,547	122,837	7,374,493
Loans held for sale	25,407	—	—	—	25,407
Total interest-earning assets	3,528,825	932,732	3,789,226	128,662	8,379,445
Non-interest-earning assets	—	—	—	—	122,235
Total assets	$3,528,825	$932,732	$3,789,226	$128,662	$8,501,680
Interest-bearing liabilities:
Interest-bearing deposits[3]	$165,063	$5,266,923	$127,428	$491,549	$6,050,963
Securities sold under agreements to repurchase[4]	20,000	—	—	—	20,000
Advances from the FHLB	240,000	25,000	317,500	57,500	640,000
Other borrowings	5,225	—	—	49,238	54,463
Total interest-bearing liabilities	430,288	5,291,923	444,928	598,287	6,765,426
Other non-interest-bearing liabilities	—	—	—	—	902,007
Stockholders’ equity	—	—	—	—	834,247
Total liabilities and equity	$430,288	$5,291,923	$444,928	$598,287	$8,501,680
Net interest rate sensitivity gap	$3,098,537	$(4,359,191)	$3,344,298	$(469,625)	$1,614,019
Cumulative gap	$3,098,537	$(1,260,654)	$2,083,644	$1,614,019	$1,614,019
Net interest rate sensitivity gap—as a % of interest-earning assets	36.98%	(52.02)%	39.91%	(5.60)%	19.26%
Cumulative gap—as a % of cumulative interest-earning assets	36.98%	(15.04)%	24.87%	19.26%	19.26%
1 Comprised of U.S. government securities, mortgage-backed securities and other securities, which are classified as trading and available-for-sale. The table reflects contractual repricing dates.
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
Our net interest margin for the fiscal year ended June 30, 2017 increased to 3.95% compared to 3.91% for the fiscal year ended June 30, 2016. During the fiscal year ended June 30, 2017, interest income earned on loans and on mortgage backed securities was influenced by the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by the Fed Funds rate.

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2017
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$379,557	9.0%	$365,926	4.2%
Base	$348,301	—%	$351,124	—%
Down 200 basis points	$304,853	(12.5)%	$304,526	(13.3)%
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
The following table indicates the sensitivity of MVE to the interest rate movement as described above:

	As of June 30, 2017
(Dollars in thousands)	Market Value of Equity	Percentage Change from Base	MVE as a Percentage of Assets
Up 300 basis points	$1,041,282	3.0%	12.6%
Up 200 basis points	$1,062,441	5.1%	12.6%
Up 100 basis points	$1,060,918	5.0%	12.4%
Base	$1,010,553	—%	11.7%
Down 100 basis points	$893,166	(11.6)%	10.3%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following financial statements are filed as a part of this report beginning on page F – 1:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 version). Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2017 is effective.
BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2017, as stated in their report dated August 23, 2017.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
BofI Holding, Inc.
San Diego, California
We have audited BofI Holding, Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BofI Holding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, BofI Holding, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BofI Holding, Inc. as of June 30, 2017 and 2016, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017 and our report dated August 23, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Diego, California

August 23, 2017

ITEM 9B. OTHER INFORMATION
On August 22, 2017, the Board of Directors of BofI Holding, Inc. adopted an amendment to the BofI Holding, Inc. 2014 Stock Incentive Plan (“Plan”). The amendment revises Section 5.1 of the Plan to extend to all share-based awards the maximum individual annual limitation on shares currently applicable to stock options and stock appreciation rights, which is currently 480,000 shares during any calendar year. The text of the amendment has been filed as Exhibit 10.10 to this Annual Report on Form10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2017 (the “Proxy Statement”).
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 5, 2015	Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2015.
3.2	By-laws	Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004 and amended January 26, 2005; February 24, 2005 and March 11, 2005.
4.1	Certificate of Designation-Series A – 6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
4.2	Subordinated Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on February 26, 2016.
4.3	First Supplemental Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on February 26, 2016.
4.4	Global Note to represent the 6.25% Subordinated Notes due February 28, 2026 of BofI Holding, Inc.	Exhibit 4.3 to the Current Report on Form 8-K filed on February 26, 2016.
4.5	Amendment No.1 dated March 24, 2016 to First Supplemental Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on March 24, 2016.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2*	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.5*	First Amended Employment Agreement, dated April 22, 2010, between Bank of Internet USA and Andrew J. Micheletti.	Exhibit 99.1 to the Current Report on Form 8-K filed on April 28, 2010.
10.6	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.7*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.

Exhibit Number	Description	Incorporated By Reference to
10.7.1*	Second Amended and Restated Employment Agreement, dated June 30, 2017, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2017.
10.8	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.9*	BofI Holding, Inc. 2014 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement on Schedule 14A, filed on September 8, 2014.
10.10*	Amendment to BofI Holding, Inc. 2014 Stock Incentive Plan	Filed herewith.
10.11*	Description of Amendment to Employment Letter between Eshel Bar-Adon and BofI Federal Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12.1*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibits 99.1 and 99.2 to the Current Report on Form 8-K filed on January 15, 2015.
10.13	Program Management Agreement, dated August 31, 2015, by and among BofI Federal Bank, H&R Block and Emerald Financial Services, LLC	Exhibit 10.1 (Program Management Agreement) to Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***
10.13.1	Emerald Advance Receivables Participation Agreement, dated August 31, 2015, by and among BofI Federal Bank, H&R Block, Emerald Financial Services, LLC and HRB Participant I, LLC	Exhibit 10.2 to Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***
10.13.2	Guaranty Agreement, dated August 31, 2015, by and among BofI Federal Bank and H&R Block	Exhibit 10.3 to Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***
10.14*	Description of Amendment to Employment Letter between Thomas Constantine and BofI Federal Bank	Exhibit 10.16 to the Annual Report on Form 10-K filed on August 26, 2015.
21.1	Subsidiaries of the Company consist of BofI Federal Bank (federal charter) and BofI Trust I (Delaware charter)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.	Signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOFI HOLDING, INC.

Date:	August 23, 2017	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory Garrabrants and Andrew J. Micheletti, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of August 23, 2017 in the capacities indicated:

Signature	Title

/s/ Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), Director
Gregory Garrabrants

/s/ Andrew J. Micheletti	Chief Financial Officer (Principal Financial Officer)
Andrew J. Micheletti

/s/ Derrick K. Walsh	Chief Accounting Officer (Principal Accounting Officer)
Derrick K. Walsh

/s/ Paul Grinberg	Chairman
Paul Grinberg

/s/ Nicholas A. Mosich	Vice Chairman
Nicholas A. Mosich

/s/ James S. Argalas	Director
James S. Argalas

/s/ Gary Burke	Director
Gary Burke

/s/ James Court	Director
James Court

/s/ Edward J. Ratinoff	Director
Edward J. Ratinoff

/s/ Uzair Dada	Director
Uzair Dada

BOFI HOLDING, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BofI Holding, Inc.
San Diego, California
We have audited the accompanying consolidated balance sheets of BofI Holding, Inc. as of June 30, 2017 and 2016 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BofI Holding, Inc. at June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BofI Holding, Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 23, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Diego, California

August 23, 2017

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par and stated value)	2017	2016
ASSETS
Cash and due from banks	$628,172	$486,627
Federal funds sold	15,369	100
Total cash and cash equivalents	643,541	486,727
Securities:
Trading	8,327	7,584
Available for sale	264,470	265,447
Held to maturity—fair value of $0 at June 2017 and $202,677 at June 2016	—	199,174
Stock of the Federal Home Loan Bank, at cost	63,207	57,123
Loans held for sale, carried at fair value	18,738	20,871
Loans held for sale, carried at lower of cost or fair value	6,669	33,530
Loans and leases—net of allowance for loan and lease losses of $40,832 as of June 2017 and $35,826 as of June 2016	7,374,493	6,354,679
Accrued interest receivable	20,781	26,201
Furniture, equipment and software—net	16,659	13,995
Deferred income tax	34,341	39,171
Cash surrender value of life insurance	6,174	5,990
Mortgage servicing rights, carried at fair value	7,200	3,943
Other real estate owned and repossessed vehicles	1,413	252
Other assets	35,667	84,617
TOTAL ASSETS	$8,501,680	$7,599,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$848,544	$588,774
Interest bearing	6,050,963	5,455,277
Total deposits	6,899,507	6,044,051
Securities sold under agreements to repurchase	20,000	35,000
Advances from the Federal Home Loan Bank	640,000	727,000
Subordinated notes and debentures and other	54,463	56,016
Accrued interest payable	1,284	1,667
Accounts payable and accrued liabilities and other liabilities	52,179	51,980
Total liabilities	7,667,433	6,915,714
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of June 2017 and June 2016	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized, 65,115,932 shares issued and 63,536,244 shares outstanding as of June 2017, 64,513,494 shares issued and 63,219,392 shares outstanding as of June 2016	651	645
Additional paid-in capital	346,117	331,156
Accumulated other comprehensive income (loss)—net of tax	487	(7,304)
Retained earnings	519,246	384,815
Treasury stock, at cost; 1,579,688 shares as of June 2017 and 1,294,102 shares as of June 2016	(37,317)	(30,785)
Total stockholders’ equity	834,247	683,590
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,501,680	$7,599,304

See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands, except earnings per share)	2017	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$358,849	$291,058	$220,486
Investments	28,437	26,649	23,878
Total interest and dividend income	387,286	317,707	244,364
INTEREST EXPENSE:
Deposits	56,494	42,667	34,733
Advances from the Federal Home Loan Bank	12,403	11,175	8,910
Other borrowings	5,162	2,854	1,776
Total interest expense	74,059	56,696	45,419
Net interest income	313,227	261,011	198,945
Provision for loan and lease losses	11,061	9,700	11,200
Net interest income, after provision for loan and lease losses	302,166	251,311	187,745
NON-INTEREST INCOME:

Realized gain (loss) on sale of securities	3,920	1,427	587
Other-than-temporary loss on securities:
Total impairment losses	(10,937)	(3,472)	(6,805)
Loss (gain) recognized in other comprehensive income	8,973	2,907	4,440
Net impairment loss recognized in earnings	(1,964)	(565)	(2,365)
Fair value gain (loss) on trading securities	743	(248)	(234)
Total unrealized loss on securities	(1,221)	(813)	(2,599)
Prepayment penalty fee income	4,574	2,914	4,695
Gain on sale – other	4,487	15,540	5,793
Mortgage banking income	14,284	11,076	15,264
Banking service fees and other income	42,088	36,196	6,850
Total non-interest income	68,132	66,340	30,590
NON-INTEREST EXPENSE:
Salaries and related costs	81,821	66,667	43,819
Data processing and internet	13,323	10,348	6,632
Advertising and promotional	9,367	6,867	6,060
Depreciation and amortization	6,094	4,795	3,273
Occupancy and equipment	5,612	4,326	3,091
Professional services	4,980	4,700	4,122
FDIC and regulatory fees	4,330	4,632	3,434
Real estate owned and repossessed vehicles	498	(46)	(120)
Other general and administrative	11,580	10,467	7,167
Total non-interest expense	137,605	112,756	77,478
INCOME BEFORE INCOME TAXES	232,693	204,895	140,857
INCOME TAXES	97,953	85,604	58,175
NET INCOME	$134,740	$119,291	$82,682
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$134,431	$118,982	$82,373
COMPREHENSIVE INCOME	$142,531	$121,386	$83,649
Basic earnings per share[1]	$2.07	$1.85	$1.35
Diluted earnings per share[1]	$2.07	$1.85	$1.34
1- Per share amounts have been retroactively restated for the fiscal year ended June 30, 2015 to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(Dollars in thousands)	2017	2016	2015
NET INCOME	$134,740	$119,291	$82,682
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $3,363, $(68), and $132 for the years ended June 30, 2017, 2016 and 2015, respectively.	5,218	(94)	180
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $3,195, $2,177 and $832 for the years ended June 30, 2017, 2016 and 2015, respectively.	4,957	3,018	1,139
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $1,536, $598 and $235 for the years ended June 30, 2017, 2016 and 2015, respectively.	(2,384)	(829)	(352)
Other comprehensive income (loss)	7,791	2,095	967
Comprehensive income	$142,531	$121,386	$83,649
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital[1]	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued[1]	Treasury	Outstanding[1]	Amount[1]
Balance as of June 30, 2014	515	$5,063	58,779,522	(971,922)	57,807,600	$587	$207,146	$183,460	$(10,366)	$(15,112)	$370,778
Net income	—	—	—	—	—	—	—	82,682	—	—	82,682
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	967	—	967
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Issuance of common stock	—	—	3,796,356	—	3,796,356	38	75,947	—	—	—	75,985
Stock-based compensation expense	—	—	—	—	—	—	6,648	—	—	—	6,648
Restricted stock unit vesting and tax benefits	—	—	350,947	(56,151)	294,796	4	2,426	—	—	(5,310)	(2,880)
Stock option exercises and tax benefits	—	—	218,539	(42,287)	176,252	2	3,875	—	—	(4,222)	(345)
Balance as of June 30, 2015	515	$5,063	63,145,364	(1,070,360)	62,075,004	$631	$296,042	$265,833	$(9,399)	$(24,644)	$533,526
Net income	—	—	—	—	—	—	—	119,291	—	—	119,291
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	2,095	—	2,095
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Issuance of common stock	—	—	723,808	—	723,808	7	21,113	—	—	—	21,120
Stock-based compensation expense	—	—	25,394	—	25,394	1	11,325	—	—	—	11,326
Restricted stock unit vesting and tax benefits	—	—	536,528	(223,742)	312,786	5	1,520	—	—	(6,141)	(4,616)
Stock option exercises and tax benefits	—	—	82,400	—	82,400	1	1,156	—	—	—	1,157
Balance as of June 30, 2016	515	$5,063	64,513,494	(1,294,102)	63,219,392	$645	$331,156	$384,815	$(7,304)	$(30,785)	$683,590
Net income	—	—	—	—	—	—	—	134,740		—	134,740
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	7,791	—	7,791
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)		—	(309)
Stock-based compensation expense	—	—	31,674	—	31,674	—	14,535	—	—	—	14,535
Restricted stock unit vesting and tax benefits	—	—	570,764	(285,586)	285,178	6	426	—	—	(6,532)	(6,100)
Balance as of June 30, 2017	515	$5,063	65,115,932	(1,579,688)	63,536,244	$651	$346,117	$519,246	$487	$(37,317)	$834,247
1- Common stock amounts have been retroactively restated for the fiscal year ended June 30, 2015 and prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015. The par value of common stock remains unchanged at $0.01 per share after the aforementioned forward stock split. As a result, the stated capital attributable to common stock increased proportionately and the additional paid-in capital decreased by the amount by which the stated capital increased.
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,740	$119,291	$82,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(2,766)	(5,276)	(5,517)
Net accretion of discounts on loans and leases	(4,859)	959	(27)
Amortization of borrowing costs	208	72	5
Stock-based compensation expense	14,535	11,326	6,648
Tax benefit from exercise of common stock options and vesting of restricted stock units	(432)	(2,531)	(5,526)
Valuation of financial instruments carried at fair value	(743)	248	234
Net gain on sale of investment securities	(3,920)	(1,427)	(587)
Impairment charge on securities	1,964	565	2,365
Provision for loan and lease losses	11,061	9,700	11,200
Deferred income taxes	(2,220)	(6,647)	(8,818)
Origination of loans held for sale	(1,375,443)	(1,363,025)	(1,048,982)
Unrealized (gain) loss on loans held for sale	222	(97)	119
Gain on sales of loans held for sale	(18,771)	(26,616)	(21,057)
Proceeds from sale of loans held for sale	1,420,031	1,523,113	1,114,097
Change in fair value of mortgage servicing rights	(31)	889	265
(Gain) loss on sale of other real estate and foreclosed assets	(42)	(145)	(283)
Depreciation and amortization of furniture, equipment and software	6,094	4,795	3,273
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	4,511	(6,070)	(6,405)
Other assets	45,762	(54,784)	(17,953)
Accrued interest payable	(383)	401	(84)
Accounts payable and accrued liabilities	(5,634)	5,903	10,453
Net cash provided by (used) in operating activities	223,884	210,644	116,102
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(249,909)	(161,395)	(10,464)
Proceeds from sales of available-for-sale securities	161,048	14,969	9,539
Proceeds from repayment of securities	307,456	80,009	80,546
Purchase of stock of the Federal Home Loan Bank	(66,294)	(136,952)	(60,870)
Proceeds from redemption of stock of Federal Home Loan Bank	60,210	146,099	37,370
Origination of loans held for investment	(4,068,990)	(3,582,766)	(3,242,828)
Origination of mortgage warehouse loans, net	(113,711)	(51,145)	(29,083)
Proceeds from sales of other real estate owned and repossessed assets	367	1,478	1,518
Purchases of loans and leases, net of discounts and premiums	(269,886)	(140,493)	(2,452)
Principal repayments on loans and leases	3,427,818	2,253,017	1,847,665
Purchases of furniture, equipment and software	(8,758)	(10,239)	(5,117)
Net cash used in investing activities	(820,649)	(1,587,418)	(1,374,176)

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$855,456	$1,592,134	$1,410,381
Proceeds from the Federal Home Loan Bank advances	1,117,000	920,000	734,000
Repayment of the Federal Home Loan Bank advances	(1,204,000)	(946,000)	(891,000)
Repayments of other borrowings and securities sold under agreements to repurchase	(15,000)	—	(10,000)
Proceeds from exercise of common stock options	—	151	781
Proceeds from issuance of common stock	—	21,120	75,985
Tax benefit from exercise of common stock options and vesting of restricted stock grants	432	2,531	5,526
Cash dividends paid on preferred stock	(309)	(309)	(309)
Proceeds from issuance of subordinated notes	—	51,000	—
Net cash provided by financing activities	753,579	1,640,627	1,325,364
NET CHANGE IN CASH AND CASH EQUIVALENTS	156,814	263,853	67,290
CASH AND CASH EQUIVALENTS—Beginning of year	$486,727	$222,874	$155,584
CASH AND CASH EQUIVALENTS—End of year	$643,541	$486,727	$222,874
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$74,442	$56,296	$45,503
Income taxes paid	$102,482	$89,184	$68,481
Transfers to other real estate and repossessed vehicles	$1,982	$571	$2,484
Transfers from loans and leases held for investment to loans held for sale	$2,935	$72,920	$30,000
Transfers from loans held for sale to loans and leases held for investment	$2,790	$21,488	$7,237
Securities transferred from held-to-maturity to available-for-sale portfolio	$194,153	$—	$—

See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2017, 2016 AND 2015
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
On November 17, 2015, the Company completed a four-for-one forward stock split in the form of a stock dividend. References made to outstanding shares or per share amounts in the condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect this four-for-one forward stock split. In November 2015, the number of authorized shares of common stock available for issuance was increased from 50,000,000 to 150,000,000 as approved by the Company’s Board of Directors and stockholders.
Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, the assessment for other-than-temporary impairment on investment securities and the fair value of certain financial instruments.
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
Restrictions on Cash. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $57,529 and $35,159 at June 30, 2017 and 2016, respectively.
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
Concentration of Credit Risk. The Bank’s loan portfolio was collateralized by various forms of real estate with approximately 69.6% of the mortgage portfolio located in California at June 30, 2017. The Bank’s loan portfolio contains concentrations of credit in multifamily, single family, commercial, and home equity loans. The Bank believes its underwriting standards combined with its low LTV requirements substantially mitigate the risk of loss which may result from these concentrations.
Brand Partnership Products. The Bank has agreements with multiple partners to offer a variety of banking products. Through our agreement with H&R Block, Inc. (“H&R Block”) and its wholly-owned subsidiaries the Bank provides H&R Block-branded financial products and services. The products and services that represent the primary focus and the majority of transactional volume that the Bank processes are described in detail below.

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
The fourth product is an Individual Retirement Account (“IRA”). The Bank entered into agreements to offer this product in August 2015, and the initial offering of this product through H&R Block offices occurred in conjunction with the tax season ended April 18, 2017. The Bank is responsible for the primary oversight and control of the IRA product. During a tax preparation session with an H&R Block tax preparer, the customer is given an option to open a traditional IRA or Roth IRA savings account with the Bank. If the customer elects the option to open an account and meets the Bank’s requirements, an account is opened on the Bank’s core operating system under the Bank’s oversight and control. The customer has the option to deposit funds for the IRA through check or ACH. The Bank provides IRA custodial services, earns a nominal fee paid by the customers for any account closures or transfers out, and pays customers interest based on their IRA balance. The fees are included in the income statement under the line banking service fees and other income and interest paid is included under the line deposit interest expense.
The fifth product is an interest-free Refund Advance loan. The Bank entered into agreements in October 2016 to offer this product during the 2017 tax season. Under the agreements the Bank purchases the Refund Advance loans from a third-party bank at a discount. The Refund advance loans are interest-free loans to consumers and offered primarily through the H&R Block tax preparation offices. The Bank has a limited guarantee from H&R Block that reduces the Bank’s credit exposure on the Refund Advance loans. The Bank retains the Refund Advance loans that it purchases and includes the Refund Advance loans in loans and leases on the balance sheet of the Company and records the accretion of the loan discount as interest income, which is included in the income statement under the line loans and leases interest and dividend income.
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
Securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has both the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Trading securities refer to certain types of assets that banks hold for resale at a profit or when the Company elects to account for certain securities at fair value. Increases or decreases in the fair value of trading securities are recognized in earnings as they occur. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. During the quarter ended September 30, 2016, the Company elected to reclassify all of its held-to-maturity securities to available-for-sale. See Note 3 – “Securities” for further information.

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
Loans and Leases. Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred purchase premiums and discounts, deferred loan and lease origination fees and costs, and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Premiums and discounts on loans purchased as well as loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.
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
Recognition of interest income on all portfolio segments is generally discontinued at the time the loan or lease is 90 days delinquent unless the loan and lease is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not received for loans and leases placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual status. Loans and leases are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Loans Held for Sale. U.S. government agency (“agency”) loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through the income statement. The Bank sells its mortgage loans with either servicing released or servicing retained depending upon market pricing. Gains and losses on loan sales are recorded as mortgage banking income or other gains on sale, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale as of June 30, 2017 were carried at the lower of cost or fair value.
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

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level estimated to provide for probable incurred losses in the loan and lease portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and leases and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan and lease losses, which is charged against current period operating results, and recoveries of loans and leases previously charged-off. The allowance is decreased by the amount of charge-offs of loans and leases deemed uncollectible. Allocations of the allowance may be made for specific loans and leases but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged off.
The allowance for loan and lease losses includes general reserves and may include specific reserves. Specific reserves may be provided for impaired loans and leases considered Troubled Debt Restructurings (“TDRs”). All other impaired loans and leases are written down through charge-offs to the fair value of collateral, less estimated selling cost, and no specific or general reserve is provided. A loan or lease is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. Loans and leases for which terms have been modified resulting in a concession and for which the borrower is experiencing financial difficulties are considered TDRs and classified as impaired. A loan or lease is measured for impairment generally two different ways. If the loan or lease is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan or lease is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan or lease. If the calculated amount is less than the carrying value of the loan or lease, the loan or lease has impairment.
A general reserve is included in the allowance for loan and lease losses and is determined by adding the results of a quantitative and a qualitative analysis to all other loans and leases not measured for impairment at the reporting date. The quantitative analysis determines the Bank’s actual annual historic charge-off rates for the previous three fiscal years and applies the average historic rates to the outstanding loan and lease balances in each pool, the product of which is the general reserve amount. The qualitative analysis considers one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan and lease review system, changes in the underlying collateral of the loans and leases, changes in credit concentrations and any changes in the requirements to the credit loss calculations. A loss rate is estimated and applied to those loans and leases affected by the qualitative factors. The following portfolio segments have been identified: single family secured mortgage, home equity secured mortgage, single family warehouse and other, multi-family secured mortgage, commercial real estate and land secured mortgage, auto secured and recreational vehicles, factoring, commercial and industrial (“C&I”) and other.
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
Specific loan or lease charge-offs on impaired loans or leases are recorded as a write-off and a decrease to the allowance in the period the impairment is identified. A loan or lease is classified as a TDR when management determines that an existing borrower is in financial distress and the borrower’s loan or lease terms are modified to provide the borrower a financial concession (e.g. lower payment) that would not otherwise be provided by another lender based upon borrower’s current financial condition. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan or lease, the loan or lease is reported, net, at the fair value of the collateral less cost to sell. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.

If the present value of estimated cash flows under the modified terms of a TDR discounted at the original loan or lease effective rate is less than the book value of the loan or lease before the TDR, the excess is specifically allocated to the loan or lease in the allowance for loan and lease losses.
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
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The Company records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized. An income tax position will be recognized as a benefit only if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
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
Dividend Restriction. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company. As of June 30, 2017, there are no dividend restrictions on the Bank or the Company.
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
H&R Block Bank Deposit Acquisition and Program Management Agreement. On August 31, 2015, the Bank completed the acquisition of approximately $419 million in deposits consisting of checking, individual retirement savings, and CD accounts from H&R Block Bank and its parent company, H&R Block, Inc. (“H&R Block”). Additionally, the Bank and Emerald Financial Services, LLC (“EFS”), a Delaware limited liability company and wholly-owned subsidiary of H&R Block, entered into the Program Management Agreement (“PMA”), dated August 31, 2015; the Bank and H&R Block, EFS, HRB Participant I, LLC, a Delaware limited liability company and wholly-owned subsidiary of H&R Block, entered into the Emerald Receivables Participation Agreement, dated August 31, 2015; and the Bank and H&R Block entered into the Guaranty Agreement (together, the “PMA and related Agreements”), dated August 31, 2015. Through the PMA and related Agreements the Bank will provide H&R Block-branded financial services products and services. The products and services that represent the primary focus and the majority of transactional volume that the Bank will process are described above in Brand Partnership Products.
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
New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09, which clarifies the principles for recognizing revenue from contracts with customers, does not apply to financial instruments. ASU 2015-14 provided an extension to the original effective date and the amendments are effective for annual and interim periods, beginning after December 2017. The Company is currently evaluating the potential impact of ASU 2014-09, but does not expect it to have a material impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. The new standard establishes a right-of-use model that requires a lessee to record a right of use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of ASU 2016-02, but the Company does not expect ASU 2016-02 to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several areas of accounting for share-based payment transactions, including tax provision, classification in the cash-flow statement, forfeitures, and statutory tax withholding requirements. The guidance will be effective for the Company’s financial statements for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of ASU 2016-09, but the Company does not expect ASU 2016-09 to have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. ASU 2016-13 should be applied on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the statement of financial condition as of the date of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The guidance will be effective for the Company’s financial statements that include periods beginning July 1, 2020. Early adoption is permitted beginning July 1, 2019. The Company is currently evaluating the impact of ASU 2016-13 and the Company expects ASU 2016-13 to have a material impact on the Company’s consolidated financial statements.
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
Securities—trading. Trading securities are recorded at fair value. The trading portfolio consists of two different issues of floating-rate debt securities collateralized by pools of bank trust preferred securities. Liquidity and economic uncertainty have made the market for collateralized debt obligations less active or inactive. As quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying assets. The Company’s expected cash flows are calculated for each security and include the impact of actual and forecasted bank defaults within each collateral pool as well as structural features of the security’s tranche such as lock outs, subordination and over-collateralization. The forecast of underlying bank defaults in each pool is based upon a quarterly financial update including the trend in non-performing assets, the allowance for loan and lease losses and the underlying bank’s capital ratios. Also a factor is the Company’s loan and lease loss experience in the local economy in which the bank operates. At June 30, 2017, the Company’s forecast of cash flows for both securities includes actual and forecasted defaults and deferrals totaling 17.2% of all banks in the collateral pools, compared to 17.1% of the banks actually in default as of June 30, 2017. The expected cash flows reflect the Company’s best estimate of all pool losses which are then applied to the over-collateralization reserve and the subordinated tranches to determine the cash flows. The Company selects a discount rate margin based upon the spread between U.S. Treasury rates and the market rates for active credit grades for financial companies. The discount margin when added to the U.S. Treasury rate determines the discount rate, reflecting primarily market liquidity and interest rate risk since expected credit loss is included in the cash flows. At June 30, 2017, the Company used a weighted average discount margin of 450 basis points above U.S. Treasury rates to calculate the net present value of the expected cash flows and the fair value of its trading securities.
The Level 3 fair values determined by the Company for its trading securities rely heavily on management’s assumptions as to the future credit performance of the collateral banks, the impact of the global and regional economic factors, the timing of forecasted defaults and the discount rate applied to cash flows. The fair value of the trading securities at June 30, 2017 is sensitive to an increase or decrease in the discount rate. An increase in the discount margin of 100 basis points would have reduced the total fair value of the trading securities and decreased net income before income tax by $828. A decrease in the discount margin of 100 basis points would have increased the total fair value of the trading securities and increased net income before income tax by $956.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The most updated unemployment rate reported in May 2017 was 4.3%. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects that severities will continue to improve.

To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at June 30, 2017 are from 2.5% up to 23.4% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at June 30, 2017 are from 40.0% up to 68.8% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows, which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2017, the Company computed its discount rates as a spread between 264 and 584 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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
Loans Held for Sale. Loans held for sale at fair value are primarily single-family residential loans. The fair value of residential loans held for sale is determined by pricing for comparable assets or by existing forward sales commitment prices with investors.
Impaired Loans and Leases. Impaired loans and leases are loans and leases which are inadequately protected by the current net worth and paying capacity of the borrowers or the collateral pledged. The accrual of interest income has been discontinued for impaired loans and leases. The impaired loans and leases are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The Company assesses loans and leases individually and identifies impairment when the loan or lease is classified as impaired or has been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans and leases may currently be performing. The fair value of an impaired loan or lease is determined based on an observable market price or current appraised value of the underlying collateral. The fair value of impaired loans and leases with specific write-offs or allocations of the allowance for loan and lease losses are generally based on recent real estate appraisals or internal valuation analyses consistent with the methodology used in real estate appraisals and include other third-party valuations and analysis of cash flows. These appraisals and analyses are updated at least on an annual basis. The Company primarily obtains real estate appraisals and in the rare cases where an appraisal cannot be obtained, the Company performs an internal valuation analysis. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. The sales comparison approach uses at least three recent similar property sales to help determine the fair value of the property being appraised. The income approach is calculated by taking the net operating income generated by the collateral property of the rent collected and dividing it by an assumed capitalization rate. Adjustments are routinely made in the process by the appraisers to account for differences between the comparable sales and income data available. When measuring the fair value of the impaired loan or lease based upon the projected sale of the underlying collateral, the Company subtracts the costs expected to be incurred for the transfer of the underlying collateral, which includes items such as sales commissions, delinquent taxes and insurance premiums. These adjustments to the estimated fair value of non-performing loans and leases may result in increases or decreases to the provision for loan and lease losses recorded in current earnings. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$8,327	$8,327
Securities—Available-for-Sale:
Agency RMBS	—	27,206	—	27,206
Non-Agency RMBS	—	—	71,503	71,503
Municipal	—	27,163	—	27,163
Other Debt Securities	—	138,598	—	138,598
Total—Securities—Available-for-Sale	$—	$192,967	$71,503	$264,470
Loans Held for Sale	$—	$18,738	$—	$18,738
Mortgage servicing rights	$—	$—	$7,200	$7,200
Other assets—Derivative instruments	$—	$—	$1,194	$1,194
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$168	$168

	June 30, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$7,584	$7,584
Securities—Available-for-Sale:
Agency RMBS	—	33,722	—	33,722
Non-Agency RMBS	—	—	9,364	9,364
Municipal	—	34,719	—	34,719
Other Debt Securities	—	187,642	—	187,642
Total—Securities—Available-for-Sale	$—	$256,083	$9,364	$265,447
Loans Held for Sale	$—	$20,871	$—	$20,871
Mortgage servicing rights	$—	$—	$3,943	$3,943
Other assets—Derivative Instruments	$—	$—	$2,202	$2,202
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$884	$884

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended June 30, 2017
(Dollars in thousands)	Securities- Trading: Collateralized Debt Obligations	Securities- Available-for- Sale: Non- Agency RMBS[1]	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$7,584	$9,364	$3,943	$1,318	$22,209
Transfers into Level 3	—	124,547	—	—	124,547
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	(1,509)	—	—	(1,509)
Included in earnings—Fair value gain(loss) on trading securities	743	—	—	—	743
Included in earnings—Mortgage banking income	—	—	697	(292)	405
Included in other comprehensive income	—	13,933	—	—	13,933
Purchases, issues, sales and settlements:					—
Purchases	—	—	2,560	—	2,560
Issues	—	—	—	—	—
Sales	—	(59,896)	—	—	(59,896)
Settlements	—	(12,972)	—	—	(12,972)
Other-than-temporary impairment	—	(1,964)	—	—	(1,964)
Closing balance	$8,327	$71,503	$7,200	$1,026	$88,056
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$743	$(1,509)	$697	$(292)	$(361)
1 See Note 3 – “Securities” for further information on transfers.

	Year Ended June 30, 2016
(Dollars in thousands)	Securities- Trading: Collateralized Debt Obligations	Securities- Available-for- Sale: Non- Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$7,832	$26,633	$2,098	$2,261	$38,824
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of mortgage-backed securities	—	(1,174)	—	—	(1,174)
Included in earnings—Fair value gain(loss) on trading securities	(248)	—	—	—	(248)
Included in earnings—Mortgage banking income	—	—	(889)	(943)	(1,832)
Included in other comprehensive income	—	(2,380)	—	—	(2,380)
Purchases, issues, sales and settlements:					—
Purchases	—	—	2,734	—	2,734
Issues	—	—	—	—	—
Sales	—	(6,974)	—	—	(6,974)
Settlements	—	(6,313)	—	—	(6,313)
Other-than-temporary impairment	—	(428)	—	—	(428)
Closing balance	$7,584	$9,364	$3,943	$1,318	$22,209
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(248)	$(1,174)	$(889)	$(943)	$(3,254)

The table below summarizes the quantitative information about Level 3 fair value measurements at the periods indicated:

	June 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Trading	$8,327	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	12.2 to 21.8% (16.8%) 4.5 to 4.5% (4.5%)
Securities – Non-agency MBS	$71,503	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 23.4% (12.5%) 1.5 to 18.9% (5.3%) 40.0 to 68.8% (57.9%) 2.6 to 5.8% (3.3%)
Mortgage Servicing Rights	$7,200	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.3 to 26.9% (9.5%) 2.5 to 7.8 (6.6) 9.5 to 13.0% (9.7%)
Derivative Instruments	$1,026	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.5%)

	June 30, 2016
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Trading	$7,584	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	11.7 to 21.0% (16.5%) 5.0 to 5.0% (5.0%)
Securities – Non-agency MBS	$9,364	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	9.1 to 20.6% (14.2%) 1.5 to 13.6% (6.1%) 40.0 to 68.8% (51.5%) 2.5 to 2.9% (2.8%)
Mortgage Servicing Rights	$3,943	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.8 to 21.8% (10.6%) 3.5 to 7.1 (6.2) 9.5 to 10.5% (9.5%)
Derivative Instruments	$1,318	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.4%)
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
The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for Level 3 trading assets and liabilities that are still held at the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2017	2016	2015
Interest income on investments	$311	$245	$223
Fair value adjustment	743	(248)	(234)
Total	$1,054	$(3)	$(11)

The table below summarizes the fair value of assets measured for impairment on a non-recurring basis:

	June 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired loans and leases:
Single family real estate secured:
Mortgage	$—	$—	$23,377	$23,377
Home equity	—	—	16	16
Multifamily real estate secured	—	—	4,255	4,255
Auto and RV secured	—	—	157	157
Commercial & Industrial	—	—	314	314
Other	—	—	274	274
Total	$—	$—	$28,393	$28,393
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$1,353	$1,353
Autos and RVs	—	—	60	60
Total	$—	$—	$1,413	$1,413

	June 30, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired loans and leases:
Single family real estate secured:
Mortgage	$—	$—	$28,610	$28,610
Home equity	—	—	33	33
Multifamily real estate secured	—	—	2,218	2,218
Commercial real estate secured	—	—	254	254
Auto and RV secured	—	—	278	278
Other	—	—	676	$676
Total	$—	$—	$32,069	$32,069
Other real estate owned and foreclosed assets:
Multifamily real estate	—	—	207	207
Autos and RVs	—	—	45	45
Total	$—	$—	$252	$252
HTM Securities – Non-agency MBS	$—	$—	$79,164	$79,164
Impaired loans and leases measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $28,393 at June 30, 2017 and life to date charge-offs of $3,691. Impaired loans had a related allowance of $1,058 at June 30, 2017. At June 30, 2016, such impaired loans had a carrying amount of $32,069 and life to date charge-offs of $4,990, and a related allowance of $692.
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $1,413 after charge-offs of $332 at June 30, 2017. Our other real estate owned and foreclosed assets had a net carrying amount was $252 after charge-offs of $116 during the year ended June 30, 2016.
There were no held-to-maturity securities at June 30, 2017. At June 30, 2016 held-to-maturity securities measured for impairment on a non-recurring basis had a carrying amount of $77,122 after charges to income of $137 and charges to other comprehensive income of $4,467 during the fiscal year ended June 30, 2016. These held-to-maturity securities are valued using Level 3 inputs.

The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of June 30, 2017 and June 30, 2016.
The aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

	At June 30,
(Dollars in thousands)	2017	2016	2015
Aggregate fair value	$18,738	$20,871	$25,430
Contractual balance	18,311	20,226	24,886
Gain	$427	$645	$544
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	At June 30,
(Dollars in thousands)	2017	2016	2015
Interest income	$602	$826	$671
Change in fair value	(514)	(846)	1,505
Total change in fair value	$88	$(20)	$2,176

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Impaired loans and leases:
Single family real estate secured:
Mortgage	$23,377	Sales comparison approach	Adjustment for differences between the comparable sales	-38.5 to 79.8% (6.4%)
Home equity	$16	Sales comparison approach	Adjustment for differences between the comparable sales	-6.1 to 26.1% (7.8%)
Multifamily real estate secured	$4,255	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-24.2 to 48.7% (2.4%)
Auto and RV secured	$157	Sales comparison approach	Adjustment for differences between the comparable sales	-17.2 to 42.4% (-5.5%)
Commercial & Industrial	$314	Discounted cash flow	Discount Rate	34.8 to 34.8% (34.8%)
Other	$274	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) 4.5 to 5.2% (4.9%)
Other real estate owned and foreclosed assets:
Single family real estate	$1,353	Sales comparison approach	Adjustment for differences between the comparable sales	-10.5 to 12.5% (0.1%)
Autos and RVs	$60	Sales comparison approach	Adjustment for differences between the comparable sales	-17.0 to 20.5% (6.2%)
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
Impaired loans and leases:
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2017
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$643,541	$643,541	$—	$—	$643,541
Securities trading	8,327	—	—	8,327	8,327
Securities available-for-sale	264,470	—	192,967	71,503	264,470
Loans held for sale, at fair value	18,738	—	18,738	—	18,738
Loans held for sale, at lower of cost or fair value	6,669	—	—	7,328	7,328
Loans and leases held for investment—net	7,374,493	—	—	7,521,281	7,521,281
Accrued interest receivable	20,781	—	—	20,781	20,781
Mortgage servicing rights	7,200	—	—	7,200	7,200
Financial liabilities:
Total deposits	6,899,507	—	6,544,056	—	6,544,056
Securities sold under agreements to repurchase	20,000	—	20,152	—	20,152
Advances from the Federal Home Loan Bank	640,000	—	645,339	—	645,339
Subordinated notes and debentures	54,463	—	52,930	—	52,930
Accrued interest payable	1,284	—	1,284	—	1,284

	June 30, 2016
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$486,727	$486,727	$—	$—	$486,727
Securities trading	7,584	—	—	7,584	7,584
Securities available-for-sale	265,447	—	256,083	9,364	265,447
Securities held-to-maturity	199,174	—	77,415	125,262	202,677
Loans held for sale, at fair value	20,871	—	20,871	—	20,871
Loans held for sale, at lower of cost or fair value	33,530	—	—	33,530	33,530
Loans and leases held for investment—net	6,354,679	—	—	6,640,918	6,640,918
Accrued interest receivable	26,201	—	—	26,201	26,201
Mortgage servicing rights	3,943	—	—	3,943	3,943
Financial liabilities:
Total deposits	6,044,051	—	5,946,991	—	5,946,991
Securities sold under agreements to repurchase	35,000	—	36,391	—	36,391
Advances from the Federal Home Loan Bank	727,000	—	747,940	—	747,940
Subordinated notes and debentures	58,066	—	58,299	—	58,299
Accrued interest payable	1,667	—	1,667	—	1,667
The methods and assumptions, not previously presented, used to estimate fair value are described as follows: Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans and leases or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans and leases, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available for sale securities and loans held for sale can be found earlier in this footnote. The carrying amount of stock of the Federal Home Loan Bank (“FHLB”) approximates the estimated fair value of this investment. The fair value of off-balance sheet items is not considered material.

3. SECURITIES
The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity for the following periods were:

	June 30, 2017
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S agencies[1]	$—	$27,379	$286	$(459)	$27,206	$—	$—	$—	$—
Non-agency[2]	—	65,401	7,406	(1,304)	71,503	—	—	—	—
Total mortgage-backed securities	—	92,780	7,692	(1,763)	98,709	—	—	—	—
Other debt securities:
Municipal	—	27,568	19	(424)	27,163	—	—	—	—
Non-agency	8,327	137,172	1,517	(91)	138,598	—	—	—	—
Total other debt securities	8,327	164,740	1,536	(515)	165,761	—	—	—	—
Total debt securities	$8,327	$257,520	$9,228	$(2,278)	$264,470	$—	$—	$—	$—

	June 30, 2016
	Trading	Available-for-sale				Held-to-maturity
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount	Unrecognized Gains	Unrecognized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$33,256	$489	$(23)	$33,722	$35,067	$843	$(1)	$35,909
Non-agency[2]	—	9,043	321	—	9,364	128,211	7,095	(10,044)	125,262
Total mortgage-backed securities	—	42,299	810	(23)	43,086	163,278	7,938	(10,045)	161,171
Other debt securities:
Municipal	—	34,543	185	(10)	34,718	35,896	5,610	—	41,506
Non-agency	7,584	186,316	1,501	(174)	187,643	—	—	—	—
Total other debt securities	7,584	220,859	1,686	(184)	222,361	35,896	5,610	—	41,506
Total debt securities	$7,584	$263,158	$2,496	$(207)	$265,447	$199,174	$13,548	$(10,045)	$202,677
1 U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
2 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.
During the quarter ended September 30, 2016, the Company elected to reclassify all of its HTM securities to AFS. At the time of reclassification, while the Company had the ability to hold those transferred securities to maturity and did not intend to sell the securities, the Company concluded that there were sufficient uncertainties associated with i) future fiscal and monetary policy resulting from domestic and international political changes, ii) future interpretations and applications of new accounting principles and regulatory guidance; iii) the pace of future market interest rate increases given that market interest rates remain at historical lows, all of which could, depending upon the outcomes, change the Company’s intent to hold its securities. Under Accounting Standards Codification 320-10 Investments—Debt Securities, there are very limited exceptions that allow an entity to reclassify or sell one or more securities from HTM and still use the HTM classification for any remaining securities. The Company concluded that such exceptions may not apply to all results and elected to reclassify all HTM securities to AFS understanding that such reclassification immediately eliminated the Company’s ability to use the HTM classification for its securities portfolio for a period of time not to be less than one year. The Company will perform periodic assessments in the future to determine whether the above referenced uncertainties have been resolved and that management has the positive intent and ability to hold securities until maturity. The net carrying amount of the securities reclassified in September 2016 from HTM to AFS was $194,153 and the fair value of AFS securities at June 30, 2017 is reflected in the Consolidated Balance Sheets. The reclassification resulted in an unrealized gain recognized through other comprehensive income of $3,618 in the Consolidated Statements of Comprehensive Income for the year ended June 30, 2017.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $71,503 at June 30, 2017 consists of thirty-eight different issues of super senior securities with a fair value of $69,138, two mezzanine z-tranche securities, negative-amortizing support tranches, with a fair value of $13 collateralized by seasoned prime and Alt-A first-lien mortgages and one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition, with a fair value of $2,352. The Company acquired its mezzanine z-tranche securities in fiscal 2010 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.
Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310. For a cost of $17,740, the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired. The security realized an other-than-temporary loss of $1,461 in fiscal 2017 and zero in fiscal 2016. At June 30, 2017, the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $1,010, respectively.
The face amounts of debt securities available-for-sale and held-to-maturity that were pledged to secure borrowings at June 30, 2017 and 2016 were $6,183 and $39,961 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2017
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$17,161	$(374)	$2,348	$(85)	$19,509	$(459)	$—	$—	$—	$—	$—	$—
Non-agency	2,487	(16)	25,097	(1,288)	27,584	(1,304)	—	—	—	—	—	—
Total RMBS securities	19,648	(390)	27,445	(1,373)	47,093	(1,763)	—	—	—	—	—	—
Other debt:
Municipal debt	13,431	(420)	1,757	(4)	15,188	(424)	—	—	—	—	—	—
Non-agency	27,750	(91)	—	—	27,750	(91)	—	—	—	—	—	—
Total other debt	41,181	(511)	1,757	(4)	42,938	(515)	—	—	—	—	—	—
Total debt securities	$60,829	$(901)	$29,202	$(1,377)	$90,031	$(2,278)	$—	$—	$—	$—	$—	$—

	June 30, 2016
	Available-for-sale securities in loss position for						Held-to-maturity securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total		Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$5,094	$(23)	$5,094	$(23)	$129	$(1)	$—	$—	$129	$(1)
Non-agency	—	—	—	—	—	—	15,011	(419)	53,372	(9,625)	68,383	(10,044)
Total RMBS securities	—	—	5,094	(23)	5,094	(23)	15,140	(420)	53,372	(9,625)	68,512	(10,045)
Other debt:
Municipal debt	10,267	(10)	—	—	10,267	(10)	—	—	—	—	—	—
Non-agency	5,566	(5)	16,963	(169)	22,529	(174)	—	—	—	—	—	—
Total other debt	15,833	(15)	16,963	(169)	32,796	(184)	—	—	—	—	—	—
Total debt securities	$15,833	$(15)	$22,057	$(192)	$37,890	$(207)	$15,140	$(420)	$53,372	$(9,625)	$68,512	$(10,045)
There were sixteen securities that were in a continuous loss position at June 30, 2017 for a period of more than 12 months. There were twenty-six securities that were in a continuous loss position at June 30, 2016 for a period of more than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	At June 30,
(Dollars in thousands)	2017	2016	2015
Beginning balance	$(20,865)	$(20,503)	$(18,138)
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	(342)	(112)	(742)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(1,622)	(453)	(1,623)
Credit losses realized for securities sold	7,301	203	$—
Ending balance	$(15,528)	$(20,865)	$(20,503)
At June 30, 2017, twenty-two non-agency RMBS with a total carrying amount of $43,268 were determined to have cumulative credit losses of $15,528. Of this amount $2,365 was recognized in earnings during fiscal 2015, $565 was recognized in earnings during fiscal 2016 and $1,964 was recognized in earnings during fiscal 2017. This year’s other-than-temporary impairment of $1,964 is related to six non-agency RMBS with a total carrying amount of $13,126. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
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
During the current fiscal year ended June 30, 2017, the company sold seventy available-for-sale securities with a carrying value of $156,219 resulting in a $3,920 gain.
The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	At June 30,
(Dollars in thousands)	2017	2016	2015
Proceeds	$161,048	$14,969	$9,614
Gross realized gains	$7,386	$1,427	$587
Gross realized loss	(3,466)	—	—
Net gain on securities	$3,920	$1,427	$587

The Company records unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

	At June 30,
(Dollars in thousands)	2017	2016
Available-for-sale debt securities—net unrealized gains	$6,949	$2,288
Available-for-sale debt securities—non-credit related	(6,115)	(138)
Held-to-maturity debt securities—non-credit related	—	(14,129)
Subtotal	834	(11,979)
Tax (provision) benefit	(347)	4,675
Net unrealized gain (loss) on investment securities in accumulated other comprehensive loss	$487	$(7,304)
The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities classified as available-for-sale and held-to-maturity were:

	June 30, 2017
	Available-for-sale		Held-to-maturity		Trading
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Amount	Fair Value	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$1,612	$1,599	$—	$—	$—
Due one to five years	5,469	5,445	—	—	—
Due five to ten years	5,208	5,211	—	—	—
Due after ten years	15,090	14,951	—	—	—
Total RMBS—U.S. agencies[1]	27,379	27,206	—	—	—
RMBS—Non-agency:
Due within one year	8,874	9,445	—	—	—
Due one to five years	26,783	28,817	—	—	—
Due five to ten years	19,214	20,893	—	—	—
Due after ten years	10,530	12,348	—	—	—
Total RMBS—Non-agency	65,401	71,503	—	—	—
Other debt:
Due within one year	56,628	57,983	—	—	117
Due one to five years	94,283	94,356	—	—	93
Due five to ten years	—	—	—	—	420
Due after ten years	13,829	13,422	—	—	7,697
Total other debt	164,740	165,761	—	—	8,327
Total	$257,520	$264,470	$—	$—	$8,327
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
For the Company’s C&I leveraged loans, equipment finance leases and bridge loans, the allowance methodology incorporates a loan level grading system, which generally aligns with the credit rating. Industry loss rates are applied to determine the loss allowance for each of these loans based upon their internal grading. The credit rating incorporates multiple borrower attributes including, but not limited to, underlying collateral and pledged assets, income generated by the property or assets, borrower’s liquidity and access to liquid funds, strength of the borrower’s industry, stability of the borrower’s market, the size of the company, collateral diversity, facility exit strategies and borrower guarantees.
For the Company’s automobile (“auto”) and recreational vehicle (“RV”) loan portfolio, the allowance methodology takes into consideration potential adverse changes to the borrower’s financial condition since time of origination. The general loan loss reserves for auto and RV are stratified based upon borrower FICO scores. First, to account for potential deterioration of borrower’s credit history since time of origination, due to downturn in the economy or other factors, the Company refreshes the FICO scores used to drive the allowance on a semi-annual basis. The Company believes that current borrower credit history is a better predictor of potential loss than that was used at time of origination. Second, the Company uses a number of qualitative factors to capture additional risk when finalizing its calculation of the allowance for loan and lease losses.

The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	At June 30,
(Dollars in thousands)	2017	2016
Single family real estate secured:
Mortgage	$3,901,754	$3,678,520
Home equity	2,092	2,470
Warehouse and other[1]	452,390	537,714
Multifamily real estate secured	1,619,404	1,373,216
Commercial real estate secured	162,715	121,746
Auto and RV secured	154,246	73,676
Factoring	160,674	98,275
Commercial & Industrial	992,232	514,300
Other	3,754	2,542
Total gross loans and leases	7,449,261	6,402,459
Allowance for loan and lease losses	(40,832)	(35,826)
Unaccreted discounts and loan and lease fees	(33,936)	(11,954)
Total net loans and leases	$7,374,493	$6,354,679
1 The balance of single family warehouse loans was $187,034 at June 30, 2017 and $173,148 at June 30, 2016. The remainder of the balance was attributable to single family lender finance loans.
The following table summarizes activity in the allowance for loan and lease losses for the periods indicated:

	At June 30,
(Dollars in thousands)	2017	2016	2015
Balance—beginning of period	$35,826	$28,327	$18,373
Provision for loan and lease loss	11,061	9,700	11,200
Charged off	(5,096)	(808)	(1,561)
Transfers to held for sale	(1,828)	(2,727)	—
Recoveries	869	1,334	315
Balance—end of period	$40,832	$35,826	$28,327
The following table summarizes the composition of the impaired loans and leases:

	At June 30,
(Dollars in thousands)	2017	2016	2015
Non-performing loans and leases—90+ days past due plus other non-accrual loans and leases	$26,815	$28,790	$25,873
Troubled debt restructured loans and leases—non-accrual	1,578	3,069	4,958
Troubled debt restructured loans and leases—performing	—	210	217
Total impaired loans and leases	$28,393	$32,069	$31,048

At June 30, 2017, the carrying value of impaired loans and leases is net of write offs of $2,436. At June 30, 2017, $28,393 of impaired loans and leases had no specific allowance allocations. The average carrying value of impaired loans and leases was $34,154 and $28,913 for the fiscal years ended June 30, 2017 and 2016, respectively. The interest income recognized during the periods of impairment is insignificant for those loans and leases impaired at June 30, 2017 or 2016. At June 30, 2017 and 2016, there were no loans or leases still accruing past due 90 days or more, unless the Company received principal and interest from the servicer despite the borrower’s delinquency. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan or lease is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans or leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan or lease’s effective interest rate or the fair value of the collateral if repayment of the loan or lease is expected from the sale of collateral.
The Company has allocated $44 and $1 of the allowance to customers whose loans have been restructured and were determined to be TDRs as of June 30, 2017 and 2016, respectively. The Company does not have any commitments to fund TDR loans at June 30, 2017.
At June 30, 2017 and 2016, approximately 69.57% and 67.97%, respectively, of the Company’s real estate loans are collateralized by real property located in California and therefore exposed to economic conditions within this market region.
In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There were no new related party loans granted during the fiscal year ended June 30, 2017. During the fiscal year 2016, the Company originated no new related party loans and did not execute any interest rate modifications of existing loans. Total principal payments on related party loans were $353 and $334 during the years ended June 30, 2017 and 2016, respectively. At June 30, 2017 and 2016, these loans amounted to $9,297 and $10,209, respectively, and are included in loans held for investment. Interest earned on these loans was $95 and $102 during the years ended June 30, 2017 and 2016, respectively.
The Company’s loan and lease portfolio consists of approximately 15.87% fixed interest rate loans and 84.13% adjustable interest rate loans as of June 30, 2017. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasuries, London Interbank Offered Rate (“LIBOR”), and 11th District cost of funds.
At June 30, 2017 and 2016, purchased loans serviced by others were $84,363 or 1.13% and $105,376 or 1.65% respectively, of the loan portfolio.
Allowance for Loan and Lease Losses. The Company is committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at June 30, 2017, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan and lease portfolio.
Allowance for Credit Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, changes in the volume and mix of loans, collateral values and charge-off history. Based on historical performance, the Company divides the LTV analysis into two classes, separating purchased loans from the loans underwritten directly by the Company since mortgage loans originated by the Company experience lower estimated loss rates.
The Company provides general loan loss reserves for its auto and RV loans based upon the borrower’s credit score at the time of origination and the Company’s loss experience to date. The Company obtains updated credit scores for its auto and RV borrowers approximately every six months. The updated credit score will result in a higher or lower general loan loss allowance depending on the change in borrowers’ FICO scores and the resulting shift in loan balances among the five FICO bands from which the Company measures and calculates its reserves. For the general loss reserve, the Company does not use individually updated credit scores or valuations for the real estate collateralizing its real estate loans.
The allowance for loan and lease losses for the auto and RV loan portfolio at June 30, 2017 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $154,089 of auto and RV loan balances subject to general reserves as follows: FICO score greater than or equal to 770: $74,180; 715 – 769: $51,915; 700 – 714: $13,010; 660 – 699: $13,343 and less than 660: $1,641.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the LTV at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2017, the LTV groupings for each significant mortgage class were as follows:
The Company had $3,878,377 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,093,625; 61% – 70%: $1,377,727; 71% – 80%: $406,828 and greater than 80%: $197.
The Company had $1,615,149 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $791,860; 56% – 65%: $525,066; 66% – 75%: $287,966; 76% – 80%: $10,257 and greater than 80%: $0.
The Company originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Companies lending guidelines for interest-only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Credit Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2017, the Company had $879.7 million of interest only loans and $2.6 million of option adjustable-rate mortgage loans. Through June 30, 2017, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
The Company’s commercial real estate secured portfolio consists of loans well collateralized by commercial real estate. The Company had $162,715 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $69,358; 51% – 60%: $36,008; 61% – 70%: $47,092; 71% – 80%: $10,257 and greater than 80%: $0.
The Company’s commercial and industrial portfolio consists of well-collateralized asset-backed business loans. The Company’s other portfolios consists of receivables factoring for businesses and consumers and other small balance business and consumer loans. The Company allocates its allowance for loan and lease losses for these asset types based on qualitative factors which consider various attributes captured in the credit rating, the value of the collateral and the financial position of the entity.

The following tables summarize activity in the allowance for loan and lease losses by segment for the periods indicated:

	June 30, 2017
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2016	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826
Provision for loan and lease loss	2,308	(6)	(387)	323	110	990	156	2,251	5,316	11,061
Charge-offs	(1,115)	(23)	—	—	(23)	(433)	—	—	(3,502)	(5,096)
Transfers to held for sale	—	—	—	—	—	—	—	—	(1,828)	(1,828)
Recoveries	113	25	—	377	39	207	—	—	108	869
Balance at June 30, 2017	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832

	June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2015	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Provision for loan and lease loss	5,040	(134)	806	(311)	(1,056)	854	(47)	1,748	2,800	9,700
Charge-offs	(205)	(3)	—	(114)	(147)	(339)	—	—	—	(808)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,727)	(2,727)
Recoveries	167	38	—	—	982	147	—	—	—	1,334
Balance at June 30, 2016	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826

	June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Balance at July 1, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373
Provision for loan and lease loss	6,305	(1)	620	922	224	288	13	2,834	(5)	11,200
Charge-offs	(747)	(43)	—	(344)	(156)	(271)	—	—	—	(1,561)
Recoveries	147	32	—	—	—	124	—	—	12	315
Balance at June 30, 2015	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327

The following tables present our loans and leases evaluated individually for impairment by portfolio class for the periods indicated:

	June 30, 2017
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Unpaid Book Balance	Accrued Interest/Origination Fees	Recorded Investment	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	$4,240	$1,032	$3,208	$205	$3,413	$—	$—
Purchased	4,563	1,903	2,660	—	2,660	—	—
Multifamily real estate secured
Purchased	492	215	277	—	277	—	—
Auto and RV secured
In-house originated	418	295	123	3	126	—	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	16,124	12	16,112	—	16,112	643	—
Purchased	1,429	32	1,397	17	1,414	37	—
Home equity
In-house originated	18	2	16	—	16	1	—
Multifamily real estate secured
In-house originated	4,170	192	3,978	186	4,164	19	—
Auto and RV secured
In-house originated	42	8	34	2	36	1	—
Commercial & Industrial	314	—	314	—	314	314	—
Other	274	—	274	—	274	43	—
Total	$32,084	$3,691	$28,393	$413	$28,806	$1,058	$—
As a % of total gross loans and leases	0.43%	0.05%	0.38%	0.01%	0.39%	0.01%	—%

	June 30, 2016
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Unpaid Book Balance	Accrued Interest/Origination Fees	Recorded Investment	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	$8,989	$727	$8,262	$657	$8,919	$—	$—
Purchased	5,852	2,132	3,720	110	3,830	—	—
Multifamily real estate secured
Purchased	2,520	1,093	1,427	—	1,427	—	—
Commercial real estate secured
Purchased	629	375	254	61	315	—	—
Auto and RV secured
In-house originated	902	663	239	10	249	—	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	14,707	11	14,696	65	14,761	575	—
Purchased	1,976	44	1,932	5	1,937	46	—
Home equity
In-house originated	35	2	33	—	33	1	—
Multifamily real estate secured
In-house originated	795	4	791	65	856	1	—
Auto and RV secured
In-house originated	46	7	39	4	43	2	—
Other	676	—	676	—	676	67	—
Total	$37,127	$5,058	$32,069	$977	$33,046	$692	$—
As a % of total gross loans and leases	0.58%	0.08%	0.50%	0.02%	0.52%	0.01%	—%
1 Impaired loans with an allowance recorded do not have any charge-offs. Principal balance adjustments on impaired loans with an allowance recorded represent interest payments that have been applied to the book balance as a result of the loans’ non-accrual status.

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	June 30, 2017
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment– general allowance	$680	$1	$—	$19	$—	$1	$—	$314	$43	$1,058
Collectively evaluated for impairment	19,292	18	2,298	4,619	1,008	2,378	401	9,567	193	39,774
Total ending allowance balance	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Loans and leases:
Loans and leases individually evaluated for impairment [1]	$23,377	$16	$—	$4,255	$—	$157	$—	$314	$274	$28,393
Loans and leases collectively evaluated for impairment	3,878,377	2,076	452,390	1,615,149	162,715	154,089	160,674	991,918	3,480	7,420,868
Principal loan and lease balance	3,901,754	2,092	452,390	1,619,404	162,715	154,246	160,674	992,232	3,754	7,449,261
Unaccreted discounts and loan and lease fees	10,486	34	(1,702)	4,586	744	2,054	(49,350)	(640)	(148)	(33,936)
Accrued interest receivable	8,831	1	(766)	4,946	377	284	213	4,757	13	18,656
Total recorded investment in loans and leases	$3,921,071	$2,127	$449,922	$1,628,936	$163,836	$156,584	$111,537	$996,349	$3,619	$7,433,981
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$621	$1	$—	$1	$—	$2	$—	$—	$67	$692
Collectively evaluated for impairment	18,045	22	2,685	3,937	882	1,613	245	7,630	75	35,134
Total ending allowance balance	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826
Loans and leases:
Loans and leases individually evaluated for impairment [1]	$28,610	$33	$—	$2,218	$254	$278	$—	$—	$676	$32,069
Loans and leases collectively evaluated for impairment	3,649,910	2,437	537,714	1,370,998	121,492	73,398	98,275	514,300	1,866	6,370,390
Principal loan and lease balance	3,678,520	2,470	537,714	1,373,216	121,746	73,676	98,275	514,300	2,542	6,402,459
Unaccreted discounts and loan and lease fees	13,142	24	(2,200)	3,957	542	975	(30,533)	2,172	(33)	(11,954)
Accrued interest receivable	12,460	2	1,870	5,409	389	169	327	2,202	3	22,831
Total recorded investment in loans and leases	$3,704,122	$2,496	$537,384	$1,382,582	$122,677	$74,820	$68,069	$518,674	$2,512	$6,413,336
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosure. Non-performing loans and leases consisted of the following as of the dates indicated:

	At June 30,
(Dollars in thousands)	2017	2016
Nonaccrual loans and leases:
Single Family Real Estate Secured:
Mortgage
In-house originated	$19,320	$22,958
Purchased	4,057	5,442
Home Equity
In-house originated	16	33
Multifamily Real Estate Secured
In-house originated	3,978	791
Purchased	277	1,427
Commercial Real Estate Secured
Purchased	—	254
Total nonaccrual loans secured by real estate	27,648	30,905
Auto and RV Secured	157	278
Commercial and Industrial	314	—
Other	274	676
Total nonperforming loans and leases	$28,393	$31,859
Nonperforming loans and leases to total loans and leases	0.38%	0.50%
The decrease in non-performing loans and leases as a percentage of total loans and leases is primarily the result of improved performance by single family residential loans during the quarter ended June 30, 2017, partially offset by an increase in non-performing loans by multifamily real estate secured loans. Approximately 5.56% of our non-performing loans and leases at June 30, 2017 were considered TDRs, compared to 9.63% at June 30, 2016. Borrowers who make timely payments after TDRs are considered non-performing for at least six months.
Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan and lease category to performing and any previously deferred interest income is recognized. Approximately 82.33% of the Bank’s non-performing loans and leases are single family first mortgages already written down to 48.42% in aggregate, of the original appraisal value of the underlying properties.

The following tables provide the outstanding unpaid balance of loans and leases that are performing and non-performing by portfolio class as of the dates indicated:

	June 30, 2017
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,878,377	$2,076	$452,390	$1,615,149	$162,715	$154,089	$160,674	$991,918	$3,480	$7,420,868
Non-performing	23,377	16	—	4,255	—	157	—	314	274	28,393
Total	$3,901,754	$2,092	$452,390	$1,619,404	$162,715	$154,246	$160,674	$992,232	$3,754	$7,449,261

	June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,650,120	$2,437	$537,714	$1,370,998	$121,492	$73,398	$98,275	$514,300	$1,866	$6,370,600
Non-performing	28,400	33	—	2,218	254	278	—	—	676	31,859
Total	$3,678,520	$2,470	$537,714	$1,373,216	$121,746	$73,676	$98,275	$514,300	$2,542	$6,402,459
The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	June 30, 2017
	Single Family Real Estate Secured: Mortgage				Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase		Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,827,649	$50,728	—	$3,878,377	$1,528,912	$86,237	$1,615,149	$150,880	$11,835	$162,715
Non-performing	19,320	4,057		23,377	3,978	277	4,255	—	—	—
Total	$3,846,969	$54,785		$3,901,754	$1,532,890	$86,514	$1,619,404	$150,880	$11,835	$162,715

	June 30, 2016
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,578,629	$71,491	$3,650,120	$1,270,379	$100,619	$1,370,998	$109,370	$12,122	$121,492
Non-performing	22,958	5,442	28,400	791	1,427	2,218	—	254	254
Total	$3,601,587	$76,933	$3,678,520	$1,271,170	$102,046	$1,373,216	$109,370	$12,376	$121,746
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

During the temporary period of modification, the company classifies these loans as performing TDRs that consisted of the following as of the dates indicated:

	June 30, 2017
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-performing loans and leases	23,377	16	—	4,255	—	157	—	314	274	28,393
Total impaired loans and leases	$23,377	$16	$—	$4,255	$—	$157	$—	$314	$274	$28,393

	Year Ended June 30, 2017
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$7	$—	$—	$—	$—	$—	$—	$—	$—	$7
Average balances of performing TDRs	$125	$—	$—	$—	$—	$—	$—	$—	$—	$125
Average balances of impaired loans and leases	$28,823	$34	$—	$4,409	$144	$231	$—	$63	$450	$34,154

	June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$210	$—	$—	$—	$—	$—	$—	$—	$—	$210
Non-performing loans and leases	28,400	33	—	2,218	254	278	—	—	676	31,859
Total impaired loans and leases	$28,610	$33	$—	$2,218	$254	$278	$—	$—	$676	$32,069

	Year Ended June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$9	$—	$—	$—	$—	$—	$—	$—	$—	$9
Average balances of performing TDRs	$214	$—	$—	$—	$—	$—	$—	$—	$—	$214
Average balances of impaired loans and leases	$22,969	$18	$—	$4,495	$969	$327	$—	$—	$135	$28,913

	June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$217	$—	$—	$—	$—	$—	$—	$—	$—	$217
Non-performing loans	22,842	9	—	5,399	2,128	453	—	—	—	30,831
Total impaired loans	$23,059	$9	$—	$5,399	$2,128	$453	$—	$—	$—	$31,048

	Year Ended June 30, 2015
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$17	$—	$—	$—	$20	$—	$—	$—	$—	$37
Average balances of performing TDRs	$500	$—	$—	$—	$278	$—	$—	$—	$—	$778
Average balances of impaired loans	$21,106	$51	$—	$5,320	$3,028	$462	$—	$—	$—	$29,967
Interest recognized on performing loans temporarily modified as TDRs was $7, $9, and $37 for the years ended June 30, 2017, 2016 and 2015 respectively. The average balances of performing TDRs and non-performing loans was $125 and $34,154 for the year ended June 30, 2017, $214 and $28,913 for the year ended June 30, 2016 and $778 and $29,967 for the year ending June 30, 2015, respectively.
The Company’s loan modifications included Single Family, Multifamily, Commercial and Other loans of which included one or a combination of the following: a reduction of the stated interest rate, extended payment due dates or delinquent property taxes that were paid by the Bank and either repaid by the borrower over a one-year period or capitalized and amortized over the remaining life of the loan. The Company’s loan modifications also included RV loans in which borrowers were able to make interest-only payments for a period of six months to one year which then reverted back to fully amortizing.
The following tables present the loans modified as TDRs during the period indicated:

	Year Ended June 30,
(Dollars in thousands)	2017	2016	2015
Single family real estate secured:
Mortgage
In-house originated	$—	$—	$36
Total TDR loans secured by real estate	$—	$—	$36
Other	259	—	—
Total loans modified as TDRs	$259	$—	$36

The following tables present loans by class modified as troubled debt restructurings that occurred during the periods indicated:

	Year Ended June 30, 2017
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Other	7	259	259
Total	7	$259	$259

Year Ended June 30, 2016
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
In-house originated	—	$—	$—
Total	—	$—	$—

	Year Ended June 30, 2015
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
In-house originated	1	$36	$36
Total	1	$36	$36
The Company had no loans modified as TDRs within the previous twelve months for which there was a payment default for the fiscal years ended June 30, 2017 and June 30, 2016, respectively. The Company defines a payment default as 90 days past due.
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
The following tables present the composition of our loan and lease portfolio by credit quality indicator as of the dates indicated:

	June 30, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$3,808,886	$18,763	$19,320	$—	$3,846,969
Purchased	49,893	538	4,354	—	54,785
Home equity
In-house originated	2,076	—	16	—	2,092
Warehouse and other
In-house originated	452,390	—	—	—	452,390
Multifamily real estate secured
In-house originated	1,526,931	1,981	3,978	—	1,532,890
Purchased	84,775	452	1,287	—	86,514
Commercial real estate secured
In-house originated	150,880	—	—	—	150,880
Purchased	9,868	1,967	—	—	11,835
Auto and RV secured
In-house originated	153,994	77	175	—	154,246
Factoring	160,674	—	—	—	160,674
Commercial & Industrial	991,918	—	314	—	992,232
Other	3,480	—	274	—	3,754
Total	$7,395,765	$23,778	$29,718	$—	$7,449,261
As of % of gross loans and leases	99.3%	0.3%	0.4%	—%	100.0%

	June 30, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$3,563,430	$10,938	$27,219	$—	$3,601,587
Purchased	71,111	—	5,822	—	76,933
Home equity
In-house originated	2,420	17	33	—	2,470
Warehouse and other
In-house originated	534,868	2,846	—	—	537,714
Multifamily real estate secured
In-house originated	1,262,384	4,721	4,065	—	1,271,170
Purchased	96,792	2,769	2,485	—	102,046
Commercial real estate secured
In-house originated	109,370	—	—	—	109,370
Purchased	10,110	2,012	254	—	12,376
Auto and RV secured
In-house originated	73,192	97	387	—	73,676
Factoring	98,275	—	—	—	98,275
Commercial & Industrial	513,310	—	990	—	514,300
Other	1,715	151	676	—	2,542
Total	$6,336,977	$23,551	$41,931	$—	$6,402,459
As of % of gross loans and leases	99.0%	0.4%	0.6%	—%	100.0%

The Company considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. The Company also evaluates credit quality based on the aging status of its loans and leases. During the year, the Company holds certain short-term loans that do not have a fixed maturity date that are treated as delinquent if not paid in full 90 days after the origination date.
The following tables provide the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the dates indicated:

	June 30, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$4,892	$2,325	$19,297	$26,514
Purchased	244	101	1,751	2,096
Home equity
In-house originated	—	—	16	16
Multifamily real estate secured
In-house originated	—	—	3,978	3,978
Auto and RV secured
In-house originated	149	77	3	229
Commercial & Industrial	—	—	314	314
Other	—	—	274	274
Total	$5,285	$2,503	$25,633	$33,421
As a % of gross loans and leases	0.07%	0.03%	0.35%	0.45%

	June 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$5,192	$1,866	$21,722	$28,780
Purchased	572	—	2,538	3,110
Home equity
In-house originated	—	17	29	46
Multifamily real estate secured
In-house originated	3,594	—	791	4,385
Commercial real estate secured
Purchased	—	—	254	254
Auto and RV secured
In-house originated	200	136	104	440
Commercial & Industrial	142	—	—	142
Other	62	151	676	889
Total	$9,762	$2,170	$26,114	$38,046
As a % of gross loans and leases	0.15%	0.03%	0.41%	0.59%

5. FURNITURE, EQUIPMENT AND SOFTWARE
A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2017	2016
Leasehold improvements	$1,983	$1,803
Furniture and fixtures	5,083	4,401
Computer hardware and equipment	14,254	12,525
Software	17,228	11,051
Total	38,548	29,780
Less accumulated depreciation and amortization	(21,889)	(15,785)
Furniture, equipment and software — net	$16,659	$13,995
Depreciation and amortization expense for the years ended June 30, 2017, 2016 and 2015 amounted to $6,094, $4,795, and $3,273, respectively.

6. DEPOSITS
Deposit accounts are summarized as follows:

	At June 30,
	2017		2016
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$848,544	—%	$588,774	—%
Interest bearing:
Demand	2,593,491	0.89%	1,916,525	0.63%
Savings	2,651,176	0.81%	2,484,994	0.69%
	5,244,667	0.85%	4,401,519	0.66%
Time deposits:
$250 and under[2]	774,627	2.54%	1,017,451	2.00%
Greater than $250	31,669	0.39%	36,307	0.63%
Total time deposits	806,296	2.46%	1,053,758	1.96%
Total interest bearing[2]	6,050,963	1.06%	5,455,277	0.91%
Total deposits	$6,899,507	0.93%	$6,044,051	0.82%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,104 million and $800.7 million as of June 30, 2017 and June 30, 2016, respectively, of which $611.0 million and $537.4 million, respectively, are time deposits classified as $250 and under.

The scheduled maturities of time deposits are as follows:

At June 30,
(Dollars in thousands)	2017
Within 12 months	$187,536
13 to 24 months	14,149
25 to 36 months	74,631
37 to 48 months	3,305
49 to 60 months	35,343
Thereafter	491,332
Total	$806,296
At June 30, 2017 and 2016, the Company had deposits from principal officers, directors and their affiliates in the amount of $1,220 and $2,354, respectively.
7. ADVANCES FROM THE FEDERAL HOME LOAN BANK
At June 30, 2017 and 2016, the Company’s fixed-rate FHLB advances had interest rates that ranged from 1.00% to 4.32% with a weighted average of 1.79% and ranged from 0.47% to 5.62% with a weighted average of 1.53%, respectively.
Fixed-rate advances from FHLB are scheduled to mature as follows:

	At June 30,
	2017		2016
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$265,000	1.28%	$322,000	0.70%
After one but within two years	147,500	1.98%	30,000	2.80%
After two but within three years	55,000	1.79%	147,500	1.98%
After three but within four years	65,000	2.30%	55,000	1.79%
After four but within five years	50,000	2.47%	65,000	2.30%
After five years	57,500	2.47%	107,500	2.47%
Total	$640,000	1.79%	$727,000	1.53%
At June 30, 2017, a total of $5,000 of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to the Company after specified dates. Under the terms of the putable advances, the Company could be required to repay all of the principal and accrued interest before the maturity date. The weighted-average remaining contractual maturity period of the $5,000 in advances is 0.57 years and the weighted average remaining period before such advances could be put to the Company is 0.07 years.
The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $3,989,070 and $3,486,939 at June 30, 2017 and 2016, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance carries a prepayment penalty and is payable in full at its maturity date.
The maximum amounts advanced at any month-end during the period from the FHLB were $1,317,000, $1,129,000, and $1,075,000 during the years ended June 30, 2017, 2016, and 2015, respectively. At June 30, 2017, the Company had $1,248,696 available immediately and an additional $157,575 available with additional collateral for advances from the FHLB for terms up to ten years.
8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
At June 30, 2017, the Company has sold securities under various agreements to repurchase for total proceeds of $20,000. The repurchase agreements have fixed interest rates between 3.75% and 4.75%, with a weighted average rate of 4.25%, and scheduled maturities between August 2017 and December 2017. Under these agreements, the Company may be required to repay the $20,000 and repurchase its securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 0.28 years and the weighted average remaining period before such repurchase agreements could be called is 0.22 years.

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
Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% for a rate of 3.59% as of June 30, 2017, with interest paid quarterly starting February 16, 2005.
The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At June 30, 2017 and 2016 there were no amounts outstanding and the available borrowings from this source were $1,251,526 and $42,222, respectively. The 2017 available borrowings would be collateralized by residential real estate loans, certain C&I loans, and mortgage-backed securities totaling $1,543,751 and $64,929, respectively. The Bank has additional unencumbered collateral that could be pledged to the Federal Reserve Bank Discount Window to increase borrowing liquidity.
The Bank has federal funds lines of credit with two major banks totaling $35.0 million. At June 30, 2017 and 2016 the Bank had no outstanding balances on these lines.
10. INCOME TAXES
The provision for income taxes is as follows:

	At June 30,
(Dollars in thousands)	2017	2016	2015
Current:
Federal	$74,053	$67,773	$49,801
State	26,120	24,478	17,192
	100,173	92,251	66,993
Deferred:
Federal	(1,886)	(5,363)	(7,015)
State	(334)	(1,284)	(1,803)
	(2,220)	(6,647)	(8,818)
Total	$97,953	$85,604	$58,175
The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	At June 30,
	2017	2016	2015
Statutory federal tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	7.23%	7.31%	6.81%
Cash surrender value	(0.03)%	(0.03)%	(0.04)%
Tax credits	(0.19)%	(0.18)%	(0.24)%
Non-taxable income	(0.28)%	(0.36)%	(0.58)%
Other	0.37%	0.04%	0.35%
Effective tax rate	42.10%	41.78%	41.30%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for loan and lease losses and charge-offs	$18,845	$16,601
State taxes	6,893	5,327
Stock-based compensation expense	2,703	1,915
Unrealized net (gains) losses on securities	(385)	5,551
Deferred bonus / vacation	959	625
Securities impaired	8,395	11,345
Deferred loan fees	2,377	1,128
Total deferred tax assets	39,787	42,492
Deferred tax liabilities:
FHLB stock dividend	(1,181)	(1,187)
Other assets—prepaids	(1,363)	(937)
Depreciation	(2,902)	(2,671)
Total deferred tax liabilities	(5,446)	(4,795)
Net deferred tax asset	$34,341	$37,697
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2017 and 2016, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.
The following is a reconciliation of the beginning and ending amount of unrecognized tax positions for the periods presented:

(Dollars in thousands)	2017	2016	2015
Balance—beginning of period	$880	$779	$293
Additions—current year tax positions	180	181	135
Additions—prior year tax positions	17	—	568
Reductions—prior year tax positions	(212)	(80)	(217)
Total liability for unrecognized tax positions—end of period	$865	$880	$779
The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the years ended June 30, 2014, 2015, and 2016 and its state taxing authorities income tax returns for the years ended June 30, 2013, 2014, 2015 and 2016 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.

11. STOCKHOLDERS’ EQUITY
Common Stock. Changes in common stock issued and outstanding were as follows:

	At June 30,
	2017		2016		2015
	Issued[1]	Outstanding[1]	Issued[1]	Outstanding[1]	Issued[1]	Outstanding[1]
Beginning of year:	64,513,494	63,219,392	63,145,364	62,075,004	58,779,522	57,807,600
Common stock issued through option exercise or exchange	—	—	82,400	82,400	218,539	176,252
Common stock issued through public offering	—	—	723,808	723,808	3,796,356	3,796,356
Common stock issued through grants of restricted stock units	602,438	316,852	561,922	338,180	350,947	294,796
End of year:	65,115,932	63,536,244	64,513,494	63,219,392	63,145,364	62,075,004
1 Common stock amounts have been retroactively restated for the fiscal year ended June 30, 2015 to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015. The par value of common stock remains unchanged at $0.01 per share after the aforementioned forward stock split.

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
The aggregate compensation payable to the Distribution Agents under the Distribution Agreement is 2.5% of the gross sales price of the shares sold under the agreement. The Company also agreed to reimburse the Distribution Agents for up to $75 of their expenses and have provided the Distribution Agents with customary indemnification rights.
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
1 Amounts have been retroactively restated for the fiscal year ended June 30, 2015 and prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
As of January 31, 2015, the total gross sales were $50,000, which completed this offering.
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
The aggregate compensation payable to the 2015 Distribution Agents under the Distribution Agreement will not exceed 2.5% of the gross sales price of the shares sold under the agreement. We also agreed to reimburse the 2015 Distribution Agents for up to $75 in their expenses through September 30, 2015 and up to $25 thereafter and provided the 2015 Distribution Agents with customary indemnification rights.

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
1 Amounts have been retroactively restated for the fiscal year ended June 30, 2015 and prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
As of December 31, 2015, the total gross sales were $50,000, which completed this offering.
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
During the fiscal year ended June 30, 2004, the Company issued $6,750 of Series A preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $113. Before the expiration of the conversion right, holders of the Series A converted 160 shares of Series A preferred to common stock. The Company has declared dividends to holders of its Series A preferred stock totaling $309 for each of the years ended June 30, 2017, 2016, and 2015, respectively.
12. STOCK-BASED COMPENSATION
On October 22, 2015, the stockholders of the Company approved and in November 2015 the Company’s Board of Directors adopted an amendment to the Company’s certificate of incorporation (the “Amendment”) to increase the number of authorized shares of common stock available for issuance from 50,000,000 to 150,000,000 shares. The purpose for the Amendment was to accommodate a forward stock split through a stock dividend whereby each share of common stock would effectively be split into four shares of common stock (the “Stock Split”). On October 26, 2015, the Board of Directors approved the Stock Split. The Company issued a dividend of three shares of common stock for every one share issued and outstanding as of November 6, 2015. The stock dividend was paid on November 17, 2015, and BOFI common stock began trading on a split-adjusted basis on November 18, 2015. Common stock share, per-share, option and restricted stock unit amounts for the fiscal year ended June 30, 2015 and prior periods presented have been retroactively restated to reflect the effects of the Stock Split.

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
Stock Options. A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares [1]	Weighted-Average Exercise Price Per Share[1]
Outstanding—June 30, 2014	427,800	$2.18
Granted	—	—
Exercised	(218,539)	2.26
Canceled	(126,861)	2.26
Outstanding—June 30, 2015	82,400	$1.84
Granted	—	—
Exercised	(82,400)	1.84
Canceled	—	—
Outstanding—June 30, 2016	—	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding—June 30, 2017	—	$—
Options exercisable—June 30, 2015	82,400	$1.84
Options exercisable—June 30, 2016	—	$—
Options exercisable—June 30, 2017	—	$—
1 Amounts have been retroactively restated for all prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
The aggregate intrinsic value of options exercised or converted during the years ended June 30, 2017, 2016 and 2015 was $0, $2,656, and $7,834, respectively.
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
During the fiscal year ended June 30, 2017, the Company’s Board of Directors granted 555,611 restricted stock units to employees and directors. The chief executive officer received 288,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2017, vest over three years, one-third on each anniversary of the grant date and 570,764 shares were vested and issued and 92,251 shares were canceled as of June 30, 2017.

The Company’s income before income taxes and net income for the years ended June 30, 2017, 2016 and 2015 included stock compensation expense of $14,535, $11,326 and $6,648, respectively. The income tax benefit was $6,119, $4,509 and $2,746, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the service period between each vesting date. At June 30, 2017, expense related to stock option grants has been fully recognized.
At June 30, 2017 unrecognized compensation expense related to non-vested awards aggregated to $22,112 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year ended June 30:
2018	$11,894
2019	7,764
2020	2,454
Total	$22,112
The following table presents the status and changes in restricted stock units grants for the periods indicated:

		Restricted Stock Unit Shares[1]	Weighted-Average Grant-Date Fair Value[1]
Non-vested balance at June 30, 2014		945,756	$10.29
	Granted	775,836	19.99
	Vested	(350,947)	10.11
	Canceled	(235,557)	11.26
Non-vested balance at June 30, 2015		1,135,088	$17.01
	Granted	615,834	26.60
	Vested	(536,528)	16.14
	Canceled	(154,668)	18.70
Non-vested balance at June 30, 2016		1,059,726	$22.53
	Granted	843,611	21.13
	Vested	(570,764)	20.86
	Canceled	(92,251)	20.26
Non-vested balance at June 30, 2017		1,240,322	$22.52
1 Amounts have been retroactively restated for the fiscal year ended June 30, 2015 and prior periods presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
The total fair value of shares vested during the years ended June 30, 2017, 2016 and 2015 was $12,941, $13,256 and $11,907, respectively.

13. EARNINGS PER SHARE
The following table presents the calculation of basic and diluted EPS:

	At June 30,
(Dollars in thousands, except per share data)	2017	2016	2015
Earnings Per Common Share[1]
Net income	$134,740	$119,291	$82,682
Preferred stock dividends	(309)	(309)	(309)
Net income attributable to common shareholders	$134,431	$118,982	$82,373
Average common shares issued and outstanding	63,358,886	62,909,411	59,939,844
Average unvested restricted stock grant and RSU shares	1,491,228	1,355,796	1,238,064
Total qualifying shares	64,850,114	64,265,207	61,177,908
Earnings per common share	$2.07	$1.85	$1.35
Diluted Earnings Per Common Share[1]
Net income attributable to common shareholders	$134,431	$118,982	$82,373
Dilutive net income attributable to common shareholders	$134,431	$118,982	$82,373
Average common shares issued and outstanding	64,850,114	64,265,207	61,177,908
Dilutive effect of stock options	—	5,845	226,456
Total dilutive common shares issued and outstanding	64,850,114	64,271,052	61,404,364
Diluted earnings per common share	$2.07	$1.85	$1.34
1 Amounts have been retroactively restated for the fiscal year ended June 30, 2015 to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
14. COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The Company pays property taxes, insurance and maintenance expenses related to its leases. Rent expense for the years ended June 30, 2017, 2016, and 2015 was $5,108, $3,901, and $2,806, respectively.
Pursuant to the terms of these non-cancelable lease agreements in effect at June 30, 2017, future minimum lease payments are as follows:

(Dollars in thousands)	Future minimum lease payments
2018	$4,406
2019	4,718
2020	4,914
2021	915
2022	939
Thereafter	1,505
Total	$17,397

Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “First Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The First Class Action complaint was amended by a certain Consolidated Amended Class Complaint filed on April 11, 2016. On September 27, 2016, the Court dismissed the First Class Action, with leave to amend, as to defendants Andrew Micheletti, Paul Grinberg, Nicholas Mosich and James Argalas. The Court denied the Motion to Dismiss with respect to the Company and Gregory Garrabrants. On November 25, 2016, the putative class action plaintiff filed a Second Amended Class Action Complaint (the “Second Amended Complaint”), which includes the previously dismissed defendants. On December 23, 2016, the Company and other defendants filed a motion to dismiss such Second Amended Complaint. On May 23, 2017, the Court granted in part and denied in part the defendants; motion to dismiss the Second Amended Complaint. The First Class Action seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The Second Amended Complaint alleges that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other defendants named in the Employment Matter dispute the allegations of wrongdoing advanced by the plaintiff in that case, including plaintiff’s statement of the underlying factual circumstances, and are vigorously defending against the complaint filed in connection therewith. Moreover, the Company and the other named defendants dispute the allegations advanced by the plaintiffs in the First Class Action and are vigorously defending against the Second Amended Complaint.
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On June 2, 2017, lead plaintiff motions were filed on behalf of three members of the putative class and on July 17, 2017, the Company and other defendants filed an opposition to such motions. The Mandalevy Complaint has yet to be served upon the Company or the other named defendants. The Company and the other named defendants dispute the allegations advanced by the plaintiffs in the Mandalevy Case, and are vigorously defending against the Mandalevy Complaint.
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
In addition to the First Class Action and the Mandalevy Case, two separate shareholder derivative actions were filed in December, 2015, purportedly on behalf of the Company. The first derivative action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second derivative action, Dow v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. A third derivative action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016, a fourth derivative action, Yong v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 29, 2016, and a fifth derivative action, Laborers Pension Trust Fund of Northern Nevada v. Allrich et al, was filed in the United States District Court for the Southern District of California on February 2, 2016, and a sixth derivative action, Garner v. Garrabrants, et al, was filed in the San Diego County Superior Court on August 10, 2017. Each of these five derivative actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs in these derivative actions seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees.

On June 9, 2016, the United States District Court for the Southern District of California ordered the four above-referenced cases pending before it to be consolidated, appointed lead counsel in the consolidated action, and ordered the parties to meet and confer regarding a schedule for the filing of a consolidated complaint and defendants’ response to the complaint. Pursuant to the June 9, 2016 order, counsel have met and conferred regarding proposals for (a) the time for plaintiffs to file a consolidated complaint or provide notice of plaintiffs’ intent to rely upon the original Complaint in Case No. 3:15-cv-02722-GPC-KSC (the “Operative Complaint”); (b) the time for defendants to respond to the Operative Complaint; and (c) a schedule for briefing any motion to dismiss that may be filed by a defendant. A stipulation setting forth the agreed litigation schedule has been submitted to the Court. On April 10, 2017, the plaintiffs filed an amended complaint (the “Amended Operative Complaint”).
The first to be filed of two derivative actions pending before the San Diego County Superior Court, Dow v. Micheletti, et al is stayed by agreement of the parties. Due to the recency of its filing, no action has yet been taken, or agreement reached, with respect to Garner v. Garrabrants, et al.
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
At June 30, 2017, we had fixed and variable rate commitments to originate or purchase loans and leases with an aggregate outstanding principal balance of $78,113 and $417,028 for total commitments to originate of $495,141. For June 30, 2017, our fixed rate commitments to originate had a weighted-average rate of 3.81%. For June 30, 2016, we had fixed and variable rate commitments to originate or purchase loans and leases with an aggregate outstanding principal balance of $161,663 and $175,801 for total commitments to originate of $337,464. For June 30, 2016, our fixed rate commitments to originate had a weighted average rate of 3.59%. At June 30, 2017, we also had fixed and variable rate commitments to sell loans with an aggregate outstanding principal balance of $59,786 and $6,259 for total commitments to sell of $66,045. For June 30, 2016, we had fixed and variable rate commitments to sell of $134,114 and $2,312 for total commitments to sell of $136,426. At June 30, 2017 and 2016, 75.4% and 85.7% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.
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
16. MINIMUM REGULATORY CAPITAL REQUIREMENTS
The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on the consolidated financial statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for June 30, 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2017, the Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2017, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2017 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	BofI Holding, Inc.		BofI Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Regulatory Capital:
Tier 1	$833,759	$690,893	$804,317	$664,427
Common equity tier 1	$828,696	$685,830	$804,317	$664,427
Total capital (to risk-weighted assets)	$925,720	$777,834	$845,278	$700,368

Assets:
Average adjusted	$8,380,909	$7,575,526	$8,374,509	$7,566,865
Total risk-weighted	$5,651,522	$4,755,242	$5,645,112	$4,747,496

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.95%	9.12%	9.60%	8.78%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	14.66%	14.42%	14.25%	14.00%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	14.75%	14.53%	14.25%	14.00%	8.00%	6.00%
Total capital (to risk-weighted assets)	16.38%	16.36%	14.97%	14.75%	10.00%	8.00%
Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2017, the Company and Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At June 30, 2017 the Bank is in compliance with this letter agreement.
17. EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan whereby substantially all of its employees may participate in the plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company has implemented an employer matching program whereby employer contributions are made to the 401(k) plan in an amount equal to 50% of the first 8% of an employee’s designated deferral of their eligible compensation. For the fiscal years ended June 30, 2017, 2016, and 2015, expense attributable to the plan amounted to $1,288, $801, and $110, respectively.

18. PARENT-ONLY CONDENSED FINANCIAL INFORMATION
The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the consolidated financial statements of the Company and the other notes to the consolidated financial statements:
BofI Holding, Inc. (Parent Company Only) CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2017	2016
ASSETS
Cash and cash equivalents	$81,356	$77,383
Loans	29	37
Investment securities	13	12
Other assets	5,250	5,672
Investment in subsidiary	804,803	657,119
Total assets	$891,451	$740,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated notes and debentures	$54,313	$54,105
Accrued interest payable	339	292
Accounts payable and accrued liabilities	2,552	2,236
Total liabilities	57,204	56,633
Stockholders’ equity	834,247	683,590
Total liabilities and stockholders’ equity	$891,451	$740,223

BofI Holding, Inc. (Parent Company Only) STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands)	2017	2016	2015
Interest income	$621	$136	$111
Interest expense	3,613	1,275	143
Net interest (expense) income	(2,992)	(1,139)	(32)
Provision for loan losses	—	—	—
Net interest (expense) income, after provision for loan losses	(2,992)	(1,139)	(32)
Non-interest income (loss)	—	339	(9)
Non-interest expense	8,561	7,345	4,678
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiary	(11,553)	(8,145)	(4,719)
Dividends from subsidiary	6,400	2,900	1,950
Equity in undistributed earnings of subsidiary	139,893	124,536	85,451
Net income	$134,740	$119,291	$82,682
Comprehensive income	$142,531	$121,386	$83,649

BofI Holding, Inc. (Parent Company Only) STATEMENT OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,740	$119,291	$82,682
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	—	(50)	(69)
Amortization of borrowing costs	208	72	5
Impairment charge on securities	(1)	—	9
Accretion of discounts on loans	—	(6)	(12)
Gain on sales of loans held for sale	—	(339)	—
Stock-based compensation expense	14,535	11,326	6,648
Tax effect from exercise of common stock options and vesting of restricted stock grants	(432)	(2,531)	(5,526)
Equity in undistributed earnings of subsidiary	(139,893)	(124,533)	(85,368)
Decrease (increase) in other assets	469	(1,361)	(1,977)
Increase (decrease) in other liabilities	(5,784)	(5,247)	(3,702)
Net cash provided by (used in) operating activities	3,842	(3,378)	(7,310)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	—	531	—
Proceeds from principal repayments on loans	8	8	7
Investment in subsidiary	—	(17,000)	(55,000)
Net cash used in investing activities	8	(16,461)	(54,993)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	—	151	781
Proceeds from issuance of common stock	—	21,120	75,985
Tax effect from exercise of common stock options and vesting of restricted stock units	432	2,531	5,526
Proceeds from issuance of subordinated notes	—	51,000	—
Cash dividends on preferred stock	(309)	(309)	(309)
Net cash provided by (used in) financing activities	123	74,493	81,983
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,973	54,654	19,680
CASH AND CASH EQUIVALENTS—Beginning of year	77,383	22,729	3,049
CASH AND CASH EQUIVALENTS—End of year	$81,356	$77,383	$22,729

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended in Fiscal Year 2017
(Dollars in thousands)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$98,543	$106,962	$94,301	$87,480
Interest expense	20,016	18,403	17,940	17,700
Net interest income	78,527	88,559	76,361	69,780
Provision for loan losses	200	4,862	4,100	1,900
Net interest income after provision for loan losses	78,327	83,697	72,261	67,880
Non-interest income	13,533	23,168	16,700	14,732
Non-interest expense	35,979	35,448	33,300	32,878
Income before income taxes	55,881	71,417	55,661	49,734
Income tax expense	23,332	30,423	23,361	20,837
Net income	$32,549	$40,994	$32,300	$28,897
Net income attributable to common stock	$32,472	$40,917	$32,222	$28,820
Basic earnings per share	$0.50	$0.63	$0.50	$0.45
Diluted earnings per share	$0.50	$0.63	$0.50	$0.45

	Quarters Ended in Fiscal Year 2016
(Dollars in thousands)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$86,261	$84,282	$75,935	$71,229
Interest expense	17,106	14,725	12,764	12,101
Net interest income	69,155	69,557	63,171	59,128
Provision for loan losses	1,900	2,000	3,400	2,400
Net interest income after provision for loan losses	67,255	67,557	59,771	56,728
Non-interest income	17,015	23,316	16,220	9,789
Non-interest expense	32,985	29,408	27,445	22,918
Income before income taxes	51,285	61,465	48,546	43,599
Income tax expense	21,558	25,551	20,397	18,098
Net income	$29,727	$35,914	$28,149	$25,501
Net income attributable to common stock	$29,650	$35,837	$28,071	$25,424
Basic earnings per share[1]	$0.46	$0.56	$0.44	$0.40
Diluted earnings per share[1]	$0.46	$0.56	$0.44	$0.40
1 Per share amounts have been retroactively restated for the quarter ended September 30, 2015 to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.