Form 10-Q
period 2017-09-30
BofI Holding, Inc.
filed 2017-10-25
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 63,656,172 shares of common stock, $0.01 par value per share, as of October 19, 2017.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2017	June 30, 2017
ASSETS
Cash and due from banks	$624,169	$628,172
Federal funds sold	7,752	15,369
Total cash and cash equivalents	631,921	643,541
Securities:
Trading	—	8,327
Available-for-sale	219,713	264,470
Stock of the Federal Home Loan Bank, at cost	63,207	63,207
Loans held for sale, carried at fair value	21,532	18,738
Loans held for sale, lower of cost or fair value	7,470	6,669
Loans and leases—net of allowance for loan and lease losses of $42,099 as of September 30, 2017 and $40,832 as of June 30, 2017	7,512,999	7,374,493
Accrued interest receivable	25,183	20,781
Furniture, equipment and software—net	17,751	16,659
Mortgage servicing rights, carried at fair value	8,044	7,200
Cash surrender value of life insurance	6,220	6,174
Other real estate owned and repossessed vehicles	1,389	1,413
Deferred income tax	33,857	34,341
Other assets	32,342	35,667
TOTAL ASSETS	$8,581,628	$8,501,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$959,896	$848,544
Interest bearing	6,218,904	6,050,963
Total deposits	7,178,800	6,899,507
Securities sold under agreements to repurchase	10,000	20,000
Advances from the Federal Home Loan Bank	400,000	640,000
Subordinated notes and debentures and other	54,479	54,463
Accrued interest payable	1,325	1,284
Accounts payable and other liabilities	70,330	52,179
Total liabilities	7,714,934	7,667,433
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of September 30, 2017 and June 30, 2017	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 65,334,353 shares issued and 63,655,970 shares outstanding as of September 30, 2017; 65,115,932 shares issued and 63,536,244 shares outstanding as of June 30, 2017	653	651
Additional paid-in capital	349,774	346,117
Accumulated other comprehensive income (loss)—net of tax	(473)	487
Retained earnings	551,552	519,246
Treasury stock, at cost; 1,678,383 shares as of September 30, 2017 and 1,579,688 shares as of June 30, 2017	(39,875)	(37,317)
Total stockholders’ equity	866,694	834,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,581,628	$8,501,680

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$97,575	$80,619
Investments	5,936	6,861
Total interest and dividend income	103,511	87,480
INTEREST EXPENSE:
Deposits	17,318	13,514
Advances from the Federal Home Loan Bank	4,552	2,864
Other borrowings	1,091	1,322
Total interest expense	22,961	17,700
Net interest income	80,550	69,780
Provision for loan and lease losses	1,000	1,900
Net interest income, after provision	79,550	67,880
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	282	990
Other-than-temporary loss on securities:
Total impairment (losses) gains	(194)	(1,281)
Loss (gain) recognized in other comprehensive income	45	1,161
Net impairment loss recognized in earnings	(149)	(120)
Fair value gain (loss) on trading securities	—	111
Total unrealized (loss) gain on securities	(149)	(9)
Prepayment penalty fee income	1,069	1,298
Gain on sale – other	446	1,693
Mortgage banking income	4,708	5,133
Banking service fees and other income	6,984	5,627
Total non-interest income	13,340	14,732
NON-INTEREST EXPENSE:
Salaries and related costs	22,133	19,407
Data processing and internet	4,065	3,172
Advertising and promotional	2,966	2,541
Depreciation and amortization	1,748	1,353
Professional services	1,624	1,354
Occupancy and equipment	1,481	1,275
FDIC and regulator fees	1,091	1,240
Real estate owned and repossessed vehicles	69	158
Other general and administrative	2,843	2,378
Total non-interest expense	38,020	32,878
INCOME BEFORE INCOME TAXES	54,870	49,734
INCOME TAXES	22,487	20,837
NET INCOME	$32,383	$28,897
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$32,306	$28,820
COMPREHENSIVE INCOME	$31,423	$36,802
Basic earnings per share	$0.50	$0.45
Diluted earnings per share	$0.50	$0.45
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2017	2016
NET INCOME	$32,383	$28,897
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(720) and $5,736 for the three months ended September 30, 2017 and 2016, respectively.	(986)	7,805
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $19 and $493 for the three months ended September 30, 2017 and 2016, respectively.	26	670
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $0 and $420 for the three months ended September 30, 2017 and 2016, respectively.	—	(570)
Other comprehensive income (loss)	(960)	7,905
Comprehensive income	$31,423	$36,802

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Income Tax	Retained Earnings	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2017	515	$5,063	65,115,932	(1,579,688)	63,536,244	$651	$346,117	$487	$519,246	$(37,317)	$834,247
Net income	—	—	—	—	—	—	—	—	32,383	—	32,383
Other comprehensive income (loss)	—	—	—	—	—	—	—	(960)	—	—	(960)
Cash dividends on preferred stock	—	—	—	—	—	—	—	—	(77)	—	(77)
Stock-based compensation expense	—	—	—		—	—	3,659	—	—	—	3,659
Restricted stock unit vesting and tax benefits	—	—	218,421	(98,695)	119,726	2	(2)	—	—	(2,558)	(2,558)
BALANCE—September 30, 2017	515	$5,063	65,334,353	(1,678,383)	63,655,970	$653	$349,774	$(473)	$551,552	$(39,875)	$866,694

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,383	$28,897
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(398)	(1,013)
Net accretion of discounts on loans and leases	622	1,725
Amortization of borrowing costs	52	52
Stock-based compensation expense	3,659	3,037
Valuation of financial instruments carried at fair value	—	(111)
Net gain on sale of investment securities	(282)	(990)
Impairment charge on securities	149	120
Provision for loan and lease losses	1,000	1,900
Deferred income taxes	8,473	5,013
Origination of loans held for sale	(330,269)	(235,095)
Unrealized (gain) loss on loans held for sale	(40)	(78)
Gain on sales of loans held for sale	(5,154)	(6,826)
Proceeds from sale of loans held for sale	332,385	243,301
Change in fair value of mortgage servicing rights	281	221
(Gain) loss on sale of other real estate and foreclosed assets	5	19
Depreciation and amortization of furniture, equipment and software	1,748	1,353
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(4,493)	5,976
Other assets	2,114	8,350
Accrued interest payable	41	582
Accounts payable and other liabilities	10,827	10,447
Net cash provided by (used in) operating activities	53,103	66,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(31,244)	(24,700)
Proceeds from sale of securities	8,700	25,844
Proceeds from repayment of securities	74,589	34,748
Purchase of stock of Federal Home Loan Bank	—	(30,237)
Proceeds from redemption of stock of Federal Home Loan Bank	—	33,711
Origination of loans and leases for portfolio	(943,052)	(874,769)
Origination of mortgage warehouse loans, net	(17,460)	(50,401)
Proceeds from sales of other real estate owned and repossessed assets	34	23
Principal repayments on loans	819,892	727,127
Net purchases of furniture, equipment and software	(2,840)	(2,090)
Net cash used in investing activities	(91,381)	(160,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	279,293	279,761
Proceeds from Federal Home Loan Bank term advances	—	—
Repayment of Federal Home Loan Bank term advances	(5,000)	(5,000)
Net repayment of the Federal Home Loan Bank other advances	(235,000)	(67,000)
Settlement of securities sold under agreements to repurchase	(10,000)	—
Tax payments related to settlement of restricted stock units	(2,558)	(1,421)
Tax benefit from exercise of common stock options and vesting of restricted stock grants	—	(72)
Cash dividends on preferred stock	(77)	(77)
Net cash provided by financing activities	26,658	206,191
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,620)	112,327
CASH AND CASH EQUIVALENTS—Beginning of year	643,541	486,727
CASH AND CASH EQUIVALENTS—End of period	$631,921	$599,054
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$22,921	$17,119
Income taxes paid	$734	$1,451
Transfers to other real estate owned and repossessed vehicles from loans	$65	$1,287
Transfers from loans held for investment to loans held for sale	$—	$2,047
Securities transferred from held-to-maturity to available-for-sale portfolio	$—	$194,153

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016
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

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2017 included in our Annual Report on Form 10-K.

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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level estimated to provide for probable incurred losses in the loan and lease portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and leases and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan and lease losses, which is charged against current period operating results and recoveries of loans previously charged-off. The allowance is decreased by the amount of charge-offs of loans deemed uncollectible. Allocations of the allowance may be made for specific loans but the entire allowance is available for any loan that, in management’s judgment, should be charged off. See Note 5 of these financial statement footnotes and the financial statement footnotes for the year ended June 30, 2017 included in our Annual Report on Form 10-K for further information.

Brand Partnership Products. The Bank has agreements with H&R Block, Inc. (“H&R Block”) and its wholly-owned subsidiaries that allow the Bank to provide H&R Block-branded financial products and services. The products and services that represent the primary focus and the majority of transactional volume that the Bank processes are described in detail below.
The first product is Emerald Prepaid Mastercard® services (“EPC”). The Bank entered into agreements to offer this product in August 2015. Under the agreements, the Bank is responsible for the primary oversight and control of the prepaid card programs of a wholly-owned subsidiary of H&R Block. The Bank holds the prepaid card customer deposits for those cards issued under the prepaid programs in non-interest bearing accounts and earns a fixed fee paid by H&R Block’s subsidiary for each automated clearing house (“ACH”) transaction processed through the prepaid card customer accounts. A portion of H&R Block’s customers use the Emerald Card as an option to receive federal and state income tax refunds. The prepaid customer deposits are included in non-interest bearing deposit liabilities on the balance sheet of the Company and the ACH fee income is included in the income statement under the line banking service fees and other income.
The second product is Refund Transfer (“RT”). The Bank entered into agreements to offer this product in August 2015. The Bank is responsible for the primary oversight and control of the refund transfer program of a wholly-owned subsidiary of H&R Block. The Bank opens a temporary bank account for each H&R Block customer who is receiving an income tax refund and elects to defer payment of his or her tax preparation fees. After the Internal Revenue Service and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer and the temporary deposit account is closed. The Bank earns a fixed fee paid by H&R Block for each of the H&R Block customers electing a Refund Transfer. The fees are earned primarily in the quarters ending March 31st and are included in the income statement under the line banking service fees and other income.
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
The fourth product is an interest-free Refund Advance loan. The Bank will exclusively originate and fund all of H&R Block’s interest-free Refund Advance loans to tax preparation clients for the 2018 tax season. The Bank will perform the credit underwriting, loan origination, funding, and loan servicing associated with the interest-free Refund Advance loan in the upcoming tax season and receive fees from H&R Block for providing those services. This agreement is an expansion of the services BofI provided to H&R Block in the 2017 tax season when the Bank participated through purchases of the loans with other providers in the Refund Advance loan program. The Bank will be originating these interest-free loans to customers and the income generated from H&R Block will show on the income statement through the banking and service fees category of non-interest income.
The H&R Block-branded financial services products introduce seasonality into the unaudited condensed consolidated income statements through the banking and service fees category of non-interest income and the other general and administrative category of non-interest expense, with the peak income and expense in these categories typically occurring during our third fiscal quarter ending March 31.
New Accounting Pronouncements. In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several areas of accounting for share-based payment transactions, including tax provision, classification in the cash-flow statement, forfeitures, and statutory tax withholding requirements. Under ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions. The adoption at July 1, 2017 of ASU 2016-09 did not have a significant impact on our financial position, results of operations or cash flows.

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
Securities—trading, available-for-sale, and held-to-maturity. Trading securities are recorded at fair value. Available-for-sale (“AFS”) securities are recorded at fair value and consist of residential mortgage-backed securities (“RMBS”) issued by U.S. agencies, non-agencies, collateralized loan obligations, and municipals. Held-to-maturity (“HTM”) securities are recorded at amortized cost. Fair value for U.S. agency securities is generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available-for-sale or held-to-maturity.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. For each security, the Company inputs a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of each security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The national unemployment rate announced prior to the end of the period covered by this report (reported for August 2017) was 4.4%, down from the high of 10.0% in October 2009. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at September 30, 2017 are from 40.0% up to 68.5% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at September 30, 2017 are from 1.5% up to 14.1% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at September 30, 2017, the Company computed its discount rates as a spread between 260 and 633 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and June 30, 2017. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Available-for-Sale:
Agency RMBS	$—	$23,461	$—	$23,461
Non-Agency RMBS	—	—	66,619	66,619
Municipal	—	15,646	—	15,646
Other Debt Securities	—	113,987	—	113,987
Total—Securities—Available-for-Sale	$—	$153,094	$66,619	$219,713
Loans Held for Sale	$—	$21,532	$—	$21,532
Mortgage Servicing Rights	$—	$—	$8,044	$8,044
Other assets – Derivative Instruments	$—	$—	$1,429	$1,429
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$241	$241

	June 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$8,327	$8,327
Securities—Available-for-Sale:
Agency RMBS	$—	$27,206	$—	$27,206
Non-Agency RMBS	—	—	71,503	71,503
Municipal	—	27,163	—	27,163
Other Debt Securities	—	138,598	—	138,598
Total—Securities—Available-for-Sale	$—	$192,967	$71,503	$264,470
Loans Held for Sale	$—	$18,738	$—	$18,738
Mortgage Servicing Rights	$—	$—	$7,200	$7,200
Other assets – Derivative Instruments	$—	$—	$1,194	$1,194
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$168	$168

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2017
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$8,327	$71,503	$7,200	$1,026	$88,056
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	282	—	—	—	282
Included in earnings—Fair value gain (loss) on trading securities	—	—	—	—	—
Included in earnings—Mortgage banking income	—	—	281	162	443
Included in other comprehensive income	—	(1,763)	—	—	(1,763)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	563	—	563
Issues	—	—	—	—	—
Sales	(8,609)	—	—	—	(8,609)
Settlements	—	(2,972)	—	—	(2,972)
Other-than-temporary impairment	—	(149)	—	—	(149)
Closing balance	$—	$66,619	$8,044	$1,188	$75,851

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$—	$281	$162	$443

	For the Three Months Ended
	September 30, 2016
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$7,584	$9,364	$3,943	$1,318	$22,209
Transfers into Level 3	—	124,547	—	—	124,547
Total gains or losses for the period:
Included in earnings—Sale of securities	—	701	—	—	701
Included in earnings—Fair value gain (loss) on trading securities	111	—	—	—	111
Included in earnings—Mortgage banking income	—	—	(221)	868	647
Included in other comprehensive income	—	7,533	—	—	7,533
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	1,133	—	1,133
Sales	—	(6,399)	—	—	(6,399)
Settlements	—	(2,457)	—	—	(2,457)
Other-than-temporary impairment	—	(120)	—	—	(120)
Closing balance	$7,695	$133,169	$4,855	$2,186	$147,905

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$111	$701	$(221)	$868	$1,459

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	September 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Available-for-Sale: Non-agency RMBS	$66,619	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 25.4% (13.4%) 1.5 to 14.1% (5.5%) 40.0 to 68.5% (57.8%) 2.6 to 6.3% (3.4%)
Mortgage Servicing Rights	$8,044	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.8 to 27.9% (9.8%) 2.5 to 7.7 (6.5) 9.5 to 13.0% (9.6%)
Derivative Instruments, net	$1,188	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.4 to 0.6% (0.5%)

	June 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$8,327	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	12.2 to 21.8% (16.8%) 4.5 to 4.5% (4.5%)
Securities – Available-for-Sale: Non-agency RMBS	$71,503	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 23.4% (12.5%) 1.5 to 18.9% (5.3%) 40.0 to 68.8% (57.9%) 2.6 to 5.8% (3.3%)
Mortgage Servicing Rights	$7,200	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.3 to 26.9% (9.5%) 2.5 to 7.8 (6.6) 9.5 to 13.0% (9.7%)
Derivative Instruments, net	$1,026	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.5%)

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Interest income on investments	$—	$73
Fair value adjustment	—	111
Total	$—	$184

The table below summarizes assets measured for impairment on a non-recurring basis:

	September 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$27,496	$27,496
Home equity	—	—	16	16
Multifamily real estate secured	—	—	4,197	4,197
Auto and RV secured	—	—	130	130
Other	—	—	262	262
Total	$—	$—	$32,101	$32,101
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$1,308	$1,308
Autos and RVs	—	—	81	81
Total	$—	$—	$1,389	$1,389

	June 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$23,377	$23,377
Home equity	—	—	16	16
Multifamily real estate secured	—	—	4,255	4,255
Auto and RV secured	—	—	157	157
Commercial & Industrial	—	—	314	314
Other	—	—	274	274
Total	$—	$—	$28,393	$28,393
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$1,353	$1,353
Autos and RVs	—	—	60	60
Total	$—	$—	$1,413	$1,413

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $32,101, after charge-offs of $13 for the three months ended September 30, 2017, life to date charge-offs of $2,428, life to date interest payments applied to principal of $1,291 for total life to date principal balance adjustments of $3,719. Impaired loans had a related allowance of $904 at September 30, 2017.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $1,389 after charge-offs of $45 for the three months ended September 30, 2017.
There were no held-to-maturity securities at September 30, 2017 and June 30, 2017.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2017 and June 30, 2017.

As of September 30, 2017 and June 30, 2017, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	September 30, 2017	June 30, 2017
Aggregate fair value	$21,532	$18,738
Contractual balance	21,066	18,311
Unrealized gain	$466	$427
The total amount of unrealized gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Interest income	$147	$137
Change in fair value	(201)	(946)
Total	$(54)	$(809)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$27,496	Sales comparison approach	Adjustment for differences between the comparable sales	-39.2 to 79.8% (5.7%)
Home equity	$16	Sales comparison approach	Adjustment for differences between the comparable sales	-2.3 to 7.4% (2.6%)
Multifamily real estate secured	$4,197	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-24.2 to 48.7% (2.4%)
Auto and RV secured	$130	Sales comparison approach	Adjustment for differences between the comparable sales	-17.2 to 18.7% (-5.7%)
Other	$262	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) 4.2 to 5.3% (4.8%)
Other real estate owned and foreclosed assets:
Single family real estate	$1,308	Sales comparison approach	Adjustment for differences between the comparable sales	-34.5 to 29.6% (0.1%)
Autos and RVs	$81	Sales comparison approach	Adjustment for differences between the comparable sales	-9.9 to 24.3% (4.2%)
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

	June 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$23,377	Sales comparison approach	Adjustment for differences between the comparable sales	-38.5 to 79.8% (6.4%)
Home equity	$16	Sales comparison approach	Adjustment for differences between the comparable sales	-6.1 to 26.1% (7.8%)
Multifamily real estate secured	$4,255	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-24.2 to 48.7% (2.4%)
Auto and RV secured	$157	Sales comparison approach	Adjustment for differences between the comparable sales	-17.2 to 42.4% (-5.5%)
Commercial and Industrial	$314	Discounted cash flow	Discount Rate	34.8 to 34.8% (34.8)
Other	$274	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) 4.5 to 5.2% (4.9%)
Other real estate owned and foreclosed assets:
Single family real estate	$1,353	Sales comparison approach	Adjustment for differences between the comparable sales	-10.5 to 12.5% (0.1%)
Autos and RVs	$60	Sales comparison approach	Adjustment for differences between the comparable sales	-17.0 to 20.5% (6.2%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at September 30, 2017 and June 30, 2017 were as follows:

	September 30, 2017
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$631,921	$631,921	$—	$—	$631,921
Securities available-for-sale	219,713	—	153,094	66,619	219,713
Loans held for sale, at fair value	21,532	—	21,532	—	21,532
Loans held for sale, at lower of cost or fair value	7,470	—	—	7,836	7,836
Loans and leases held for investment—net	7,512,999	—	—	7,676,828	7,676,828
Accrued interest receivable	25,183	—	—	25,183	25,183
Mortgage servicing rights	8,044	—	—	8,044	8,044
Financial liabilities:
Time deposits and savings	7,178,800	—	6,824,694	—	6,824,694
Securities sold under agreements to repurchase	10,000	—	10,035	—	10,035
Advances from the Federal Home Loan Bank	400,000	—	404,325	—	404,325
Subordinated notes and debentures and other	54,479	—	52,965	—	52,965
Accrued interest payable	1,325	—	1,325	—	1,325

	June 30, 2017
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$643,541	$643,541	$—	$—	$643,541
Securities trading	8,327	—	—	8,327	8,327
Securities available-for-sale	264,470	—	192,967	71,503	264,470
Loans held for sale, at fair value	18,738	—	18,738	—	18,738
Loans held for sale, at lower of cost or fair value	6,669	—	—	7,328	7,328
Loans and leases held for investment—net	7,374,493	—	—	7,521,281	7,521,281
Accrued interest receivable	20,781	—	—	20,781	20,781
Mortgage servicing rights	7,200	—	—	7,200	7,200
Financial liabilities:
Time deposits and savings	6,899,507	—	6,544,056	—	6,544,056
Securities sold under agreements to repurchase	20,000	—	20,152	—	20,152
Advances from the Federal Home Loan Bank	640,000	—	645,339	—	645,339
Subordinated notes and debentures and other	54,463	—	52,930	—	52,930
Accrued interest payable	1,284	—	1,284	—	1,284
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
The amortized cost, carrying amount and fair value for the major categories of securities: trading, available-for-sale, and held-to-maturity at September 30, 2017 and June 30, 2017 were:

	September 30, 2017
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$23,617	$245	$(401)	$23,461
Non-agency[2]	—	62,326	5,597	(1,304)	66,619
Total mortgage-backed securities	—	85,943	5,842	(1,705)	90,080
Other debt securities:
Municipal	—	16,103	19	(476)	15,646
Non-agency	—	112,425	1,600	(38)	113,987
Total other debt securities	—	128,528	1,619	(514)	129,633
Total debt securities	$—	$214,471	$7,461	$(2,219)	$219,713

	June 30, 2017
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$27,379	$286	$(459)	$27,206
Non-agency[2]	—	65,401	7,406	(1,304)	71,503
Total mortgage-backed securities	—	92,780	7,692	(1,763)	98,709
Other debt securities:
Municipal	—	27,568	19	(424)	27,163
Non-agency	8,327	137,172	1,517	(91)	138,598
Total other debt securities	8,327	164,740	1,536	(515)	165,761
Total debt securities	$8,327	$257,520	$9,228	$(2,278)	$264,470

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $66,619 at September 30, 2017 consists of thirty-eight different issues of super senior securities with a fair value of $65,893, two mezzanine z-tranche securities, negative-amortizing support tranches, with a fair value of $8 collateralized by seasoned prime and Alt-A first-lien mortgages and one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition, with a fair value of $718. The Company acquired its mezzanine z-tranche securities in fiscal 2010 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310-30”). Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. The Company has one senior support security that it acquired at a significant discount that evidenced credit deterioration at acquisition and is accounted for under ASC Topic 310-30. For a cost of $17,740 the Company acquired the senior support security with a contractual par value of $30,560 and accretable and non-accretable discounts that were projected to be $9,015 and $3,805, respectively. Since acquisition, repayments from the security have been received more rapidly than projected at acquisition, but expected total payments have declined, resulting in a determination that the security was other-than-temporarily impaired. The security realized an other-than-temporary loss of $149 for the three months ended September 30, 2017 and a $1,461 charge was recorded for the fiscal 2017 year. At September 30, 2017 the security had a remaining contractual par value of zero and amortizable and non-amortizable premium are currently projected to be zero and $861, respectively.

The current face amounts of debt securities available-for-sale that were pledged to secure borrowings at September 30, 2017 and June 30, 2017 were $5,298 and $6,183 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2017
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$4,094	$(115)	$12,044	$(286)	$16,138	$(401)
Non-agency	440	(45)	23,358	(1,259)	23,798	(1,304)
Total RMBS securities	4,534	(160)	35,402	(1,545)	39,936	(1,705)
Other Debt:
Municipal Debt	10,129	(444)	3,149	(32)	13,278	(476)
Non-agency	9,192	(38)	—	—	9,192	(38)
Total Other Debt	19,321	(482)	3,149	(32)	22,470	(514)
Total debt securities	$23,855	$(642)	$38,551	$(1,577)	$62,406	$(2,219)

	June 30, 2017
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$17,161	$(374)	$2,348	$(85)	$19,509	$(459)
Non-agency	2,487	(16)	25,097	(1,288)	27,584	(1,304)
Total RMBS securities	19,648	(390)	27,445	(1,373)	47,093	(1,763)
Other Debt:
Municipal Debt	13,431	(420)	1,757	(4)	15,188	(424)
Non-agency	27,750	(91)	—	—	27,750	(91)
Total Other Debt	41,181	(511)	1,757	(4)	42,938	(515)
Total debt securities	$60,829	$(901)	$29,202	$(1,377)	$90,031	$(2,278)

There were 17 securities that were in a continuous loss position at September 30, 2017 for a period of more than 12 months. There were 16 securities that were in a continuous loss position at June 30, 2017 for a period of more than 12 months.

The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Beginning balance	$(15,528)	$(20,865)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(149)	(120)
Credit losses realized for securities sold	—	374
Ending balance	$(15,677)	$(20,611)

At September 30, 2017, non-agency RMBS with a total carrying amount of $40,029 were determined to have cumulative credit losses of $15,677 of which $149 was recognized in earnings during the three months ended September 30, 2017. This quarter’s other-than-temporary impairment of $149 is related to one non-agency RMBS with a total carrying amount of $718. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the non-credit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the non-credit component as a charge to other comprehensive income, net of the related income tax benefit.
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
Total proceeds of $8,700 and net realized gains of $282 were realized from the sale of trading securities during the three months ended September 30, 2017. The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Proceeds	$—	$25,675
Gross realized gains	—	990
Gross realized losses	—	—
Net realized gain on securities	$—	$990

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	September 30, 2017	June 30, 2017
Available-for-sale debt securities—net unrealized gains	$5,243	$6,949
Available-for-sale debt securities—non-credit related losses	(6,070)	(6,115)
Subtotal	(827)	834
Tax (expense) benefit	354	(347)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(473)	$487

The expected maturity distribution including repayments of the Company’s mortgage-backed securities and other debt securities classified as trading, available-for-sale and held-to-maturity at September 30, 2017 were:

	September 30, 2017
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$1,314	$1,300
Due one to five years	4,506	4,479
Due five to ten years	4,450	4,455
Due after ten years	13,347	13,227
Total RMBS—U.S. agencies[1]	23,617	23,461
RMBS—Non-agency:
Due within one year	9,032	9,536
Due one to five years	27,219	28,790
Due five to ten years	17,449	18,754
Due after ten years	8,626	9,539
Total RMBS—Non-agency	62,326	66,619
Other debt:
Due within one year	33,617	34,929
Due one to five years	81,082	81,338
Due five to ten years	—	—
Due after ten years	13,829	13,366
Total other debt	128,528	129,633
Total	$214,471	$219,713
1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5.	LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2017	June 30, 2017
Single family real estate secured:
Mortgage	$3,906,494	$3,901,754
Home equity	2,314	2,092
Warehouse and other[1]	577,148	452,390
Multifamily real estate secured	1,610,078	1,619,404
Commercial real estate secured	166,832	162,715
Auto and RV secured	188,909	154,246
Factoring	183,182	160,674
Commercial & Industrial	954,565	992,232
Other	7,733	3,754
Total gross loans and leases	7,597,255	7,449,261
Allowance for loan and lease losses	(42,099)	(40,832)
Unaccreted discounts and loan and lease fees	(42,157)	(33,936)
Total net loans and leases	$7,512,999	$7,374,493

[1]
The balance of single family warehouse loans was $204,494 at September 30, 2017 and $187,034 at June 30, 2017. The remainder of the balance was attributable to single family real estate secured commercial specialty and lender finance loans.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at September 30, 2017, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
Allowance for Loan and Lease Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provides general loan loss reserves for its automobile (“auto”) and recreational vehicle (“RV”) loans based upon the borrower credit score and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at September 30, 2017 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $188,779 of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $93,829; 715 – 769: $63,753; 700 – 714: $15,378; 660 – 699: $14,179 and less than 660: $1,640.
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
The Company had $3,878,998 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,155,261; 61% – 70%: $1,354,719; 71% – 80%: $368,822; and greater than 80%: $196.
The Company had $1,605,881 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $791,834; 56% – 65%: $514,507; 66% – 75%: $289,329; 76% – 80%: $10,211 and greater than 80%: $0.
The Company had $166,832 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $73,540; 51% – 60%: $36,204; 61% – 70%: $46,871; and 71% – 80%: $10,217.
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

The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	For the Three Months Ended September 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2017	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Provision for loan and lease loss	(76)	(2)	834	200	(94)	625	61	(267)	(281)	1,000
Charge-offs	(85)		—	—	—	(148)	—	—	(1)	(234)
Recoveries	4	3	—	—	—	102	—	—	392	501
Balance at September 30, 2017	$19,815	$20	$3,132	$4,838	$914	$2,958	$462	$9,614	$346	$42,099

	For the Three Months Ended September 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2016	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826
Provision for loan and lease loss	799	(5)	(131)	(16)	58	326	49	781	39	1,900
Charge-offs	(27)	—	—	—	(23)	(73)	—	—	(102)	(225)
Recoveries	45	4	—	—	—	46	—	—	—	95
Balance at September 30, 2016	$19,483	$22	$2,554	$3,922	$917	$1,914	$294	$8,411	$79	$37,596

The following tables present our loans and leases evaluated individually for impairment by class:

	September 30, 2017
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$4,240	$1,032	$3,208	$262	$3,470	$—	$—
Purchased	4,179	1,882	2,297	—	2,297	—	—
Multifamily Real Estate Secured:
Purchased	489	223	266	—	266	—	—
Auto and RV Secured:
In-house originated	388	289	99	3	102	—	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	20,496	11	20,485	—	20,485	789	—
Purchased	1,540	34	1,506	22	1,528	49	—
Home Equity:
In-house originated	16	—	16	—	16	1	—
Multifamily Real Estate Secured:
In-house originated	4,170	239	3,931	280	4,211	18	—
Auto and RV Secured:
In-house originated	40	9	31	2	33	1	—
Other	262	—	262	—	262	46	—
Total	$35,820	$3,719	$32,101	$569	$32,670	$904	$—
As a % of total gross loans and leases	0.47%	0.05%	0.42%	0.01%	0.43%	0.01%	—%

	June 30, 2017
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$4,240	$1,032	$3,208	$205	$3,413	$—	$—
Purchased	4,563	1,903	2,660	—	2,660	—	—
Multifamily Real Estate Secured:
Purchased	492	215	277	—	277	—	—
Auto and RV Secured:
In-house originated	418	295	123	3	126	—	—
With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	16,124	12	16,112	—	16,112	643	—
Purchased	1,429	32	1,397	17	1,414	37	—
Home Equity:
In-house originated	18	2	16	—	16	1	—
Multifamily Real Estate Secured:
In-house originated	4,170	192	3,978	186	4,164	19	—
Auto and RV Secured:
In-house originated	42	8	34	2	36	1	—
Commercial & Industrial	314	—	314	—	314	314	—
Other	274	—	274	—	274	43	—
Total	$32,084	$3,691	$28,393	$413	$28,806	$1,058	$—
As a % of total gross loans and leases	0.43%	0.05%	0.38%	0.01%	0.39%	0.01%	—%

[1]
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

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	September 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$838	$1	$—	$18	$—	$1	$—	$—	$46	$904
Collectively evaluated for impairment	18,977	19	3,132	4,820	914	2,957	462	9,614	300	41,195
Total ending allowance balance	$19,815	$20	$3,132	$4,838	$914	$2,958	$462	$9,614	$346	$42,099
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$27,496	$16	$—	$4,197	$—	$130	$—	$—	$262	$32,101
Loans and leases collectively evaluated for impairment	3,878,998	2,298	577,148	1,605,881	166,832	188,779	183,182	954,565	7,471	7,565,154
Principal loan and lease balance	3,906,494	2,314	577,148	1,610,078	166,832	188,909	183,182	954,565	7,733	7,597,255
Unaccreted discounts and loan and lease fees	9,550	43	(1,415)	4,146	686	2,493	(57,165)	(151)	(344)	(42,157)
Accrued interest receivable	9,706	2	2,210	5,009	454	375	369	5,171	38	23,334
Total recorded investment in loans and leases	$3,925,750	$2,359	$577,943	$1,619,233	$167,972	$191,777	$126,386	$959,585	$7,427	$7,578,432
1 Loans and leases evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$680	$1	$—	$19	$—	$1	$—	$314	$43	$1,058
Collectively evaluated for impairment	19,292	18	2,298	4,619	1,008	2,378	401	9,567	193	39,774
Total ending allowance balance	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$23,377	$16	$—	$4,255	$—	$157	$—	$314	$274	$28,393
Loans and leases collectively evaluated for impairment	3,878,377	2,076	452,390	1,615,149	162,715	154,089	160,674	991,918	3,480	7,420,868
Principal loan and lease balance	3,901,754	2,092	452,390	1,619,404	162,715	154,246	160,674	992,232	3,754	7,449,261
Unaccreted discounts and loan and lease fees	10,486	34	(1,702)	4,586	744	2,054	(49,350)	(640)	(148)	(33,936)
Accrued interest receivable	8,831	1	(766)	4,946	377	284	213	4,757	13	18,656
Total recorded investment in loans and leases	$3,921,071	$2,127	$449,922	$1,628,936	$163,836	$156,584	$111,537	$996,349	$3,619	$7,433,981
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans and leases consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2017	June 30, 2017
Single Family Real Estate Secured:
Mortgage:
In-house originated	$23,693	$19,320
Purchased	3,803	4,057
Home Equity:
In-house originated	16	16
Multifamily Real Estate Secured:
In-house originated	3,931	3,978
Purchased	266	277
Total non-performing loans secured by real estate	31,709	27,648
Auto and RV Secured	130	157
Commercial and Industrial	—	314
Other	262	274
Total non-performing loans and leases	$32,101	$28,393
Non-performing loans and leases to total loans and leases	0.42%	0.38%

The Company has no loans and leases over 90 days delinquent that are still accruing interest at September 30, 2017. Approximately 85.65% of the Company’s non-performing loans and leases are single family first mortgages already written down to 49.98% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans and leases that are performing and non-performing by portfolio class:

	September 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,878,998	$2,298	$577,148	$1,605,881	$166,832	$188,779	$183,182	$954,565	$7,471	$7,565,154
Non-performing	27,496	16	—	4,197	—	130	—	—	262	32,101
Total	$3,906,494	$2,314	$577,148	$1,610,078	$166,832	$188,909	$183,182	$954,565	$7,733	$7,597,255

	June 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,878,377	$2,076	$452,390	$1,615,149	$162,715	$154,089	$160,674	$991,918	$3,480	$7,420,868
Non-performing	23,377	16	—	4,255	—	157	—	314	274	28,393
Total	$3,901,754	$2,092	$452,390	$1,619,404	$162,715	$154,246	$160,674	$992,232	$3,754	$7,449,261

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	September 30, 2017
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,832,201	$46,797	$3,878,998	$1,522,881	$83,000	$1,605,881	$155,716	$11,116	$166,832
Non-performing	23,693	3,803	27,496	3,931	266	4,197	—	—	—
Total	$3,855,894	$50,600	$3,906,494	$1,526,812	$83,266	$1,610,078	$155,716	$11,116	$166,832

	June 30, 2017
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,827,649	$50,728	$3,878,377	$1,528,912	$86,237	$1,615,149	$150,880	$11,835	$162,715
Non-performing	19,320	4,057	23,377	3,978	277	4,255	—	—	—
Total	$3,846,969	$54,785	$3,901,754	$1,532,890	$86,514	$1,619,404	$150,880	$11,835	$162,715

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

Approximately 4.74% of our non-performing loans and leases at September 30, 2017 were considered TDRs, compared to 5.56% at June 30, 2017. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan and lease category to the performing loan and lease category and any previously deferred interest income is recognized.

The Company classifies these loans as performing loans temporarily modified as TDR and are included in impaired loans and leases as follows:

	September 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-performing loans and leases	27,496	16	—	4,197	—	130	—	—	262	32,101
Total impaired loans and leases	$27,496	$16	$—	$4,197	$—	$130	$—	$—	$262	$32,101

	June 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-performing loans and leases	23,377	16	—	4,255	—	157	—	314	274	28,393
Total impaired loans and leases	$23,377	$16	$—	$4,255	$—	$157	$—	$314	$274	$28,393

The Company recognizes interest on performing loans temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended September 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average balances of performing TDRs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average balances of impaired loans	$25,436	$16	$—	$4,226	$—	$144	$—	$157	$268	$30,247

	For the Three Months Ended September 30, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3
Average balances of performing TDRs	$209	$—	$—	$—	$—	$—	$—	$—	$—	$209
Average balances of impaired loans	$31,985	$33	$—	$3,976	$243	$293	$—	$—	$626	$37,156

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

The following table presents the composition of the Company’s loan and lease portfolio by credit quality indicators:

	September 30, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,812,623	$19,579	$23,692	$—	$3,855,894
Purchased	46,424	373	3,803	—	50,600
Home Equity:
In-house originated	2,298	—	16	—	2,314
Warehouse and other:
In-house originated	577,148	—	—	—	577,148
Multifamily Real Estate Secured:
In-house originated	1,521,175	1,706	3,931	—	1,526,812
Purchased	81,547	450	1,269	—	83,266
Commercial Real Estate Secured:
In-house originated	155,716	—	—	—	155,716
Purchased	9,161	1,955	—	—	11,116
Auto and RV Secured:
In-house originated	188,697	65	147	—	188,909
Factoring	183,182	—	—	—	183,182
Commercial & Industrial	945,873	7,000	1,692	—	954,565
Other	7,471	—	262	—	7,733
Total	$7,531,315	$31,128	$34,812	$—	$7,597,255
As a % of total gross loans and leases	99.1%	0.4%	0.5%	—%	100.0%

	June 30, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,808,886	$18,763	$19,320	$—	$3,846,969
Purchased	49,893	538	4,354	—	54,785
Home Equity:
In-house originated	2,076	—	16	—	2,092
Warehouse and other:
In-house originated	452,390	—	—	—	452,390
Multifamily Real Estate Secured:
In-house originated	1,526,931	1,981	3,978	—	1,532,890
Purchased	84,775	452	1,287	—	86,514
Commercial Real Estate Secured:
In-house originated	150,880	—	—	—	150,880
Purchased	9,868	1,967	—	—	11,835
Auto and RV Secured:
In-house originated	153,994	77	175	—	154,246
Factoring	160,674	—	—	—	160,674
Commercial & Industrial	991,918	—	314	—	992,232
Other	3,480	—	274	—	3,754
Total	$7,395,765	$23,778	$29,718	$—	$7,449,261
As a % of total gross loans and leases	99.3%	0.3%	0.4%	—%	100.0%

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

	September 30, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$4,100	$1,696	$22,268	$28,064
Purchased	90	475	1,781	2,346
Home equity:
In-house originated	—	—	16	16
Multifamily real estate secured:
In-house originated	—	—	3,931	3,931
Auto and RV secured	270	110	44	424
Commercial and industrial	7,000	—	—	7,000
Other	—	—	262	262
Total	$11,460	$2,281	$28,302	$42,043
As a % of total gross loans and leases	0.15%	0.03%	0.37%	0.55%

	June 30, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$4,892	$2,325	$19,297	$26,514
Purchased	244	101	1,751	2,096
Home equity
In-house originated	—	—	16	16
Multifamily real estate secured
In-house originated	—	—	3,978	3,978
Auto and RV secured
In-house originated	149	77	3	229
Commercial and industrial	—	—	314	314
Other	—	—	274	274
Total	$5,285	$2,503	$25,633	$33,421
As a % of total gross loans and leases	0.07%	0.03%	0.35%	0.45%

6. EQUITY AND STOCK-BASED COMPENSATION
During the three months ended September 30, 2017 and 2016, the Company granted 506,716 and 659,298 restricted stock units, to employees and directors, respectively. Restricted stock unit awards (“RSUs”) granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to our CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the three months ended September 30, 2017 and September 30, 2016 include stock award expense of $3,659 and $3,037, with total income tax benefit of $1,499 and $1,273, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2017, unrecognized compensation expense related to non-vested awards aggregated to $30,675 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2018	$11,609
2019	11,506
2020	6,294
2021	1,266
Total	$30,675

The following table presents the status and changes in restricted stock unit grants for the periods indicated:

	Restricted Stock Unit Shares	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2016	1,059,726	$22.53
Granted	843,611	21.13
Vested	(570,764)	20.86
Canceled	(92,251)	20.26
Non-vested balance at June 30, 2017	1,240,322	$22.52
Granted	506,716	25.33
Vested	(218,421)	20.85
Canceled	(27,896)	22.56
Non-vested balance at September 30, 2017	1,500,721	$23.71
The total fair value of shares vested for the three months ended September 30, 2017 and September 30, 2016 was $5,646 and $2,996, respectively.

7.	EARNINGS PER SHARE (“EPS”)
Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in the Company’s earnings.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2017	2016
Earnings Per Common Share
Net income	$32,383	$28,897
Preferred stock dividends	(77)	(77)
Net income attributable to common shareholders	$32,306	$28,820

Average common shares outstanding	63,626,512	63,284,174
Average unvested RSU shares	1,418,563	1,305,159
Total basic weighted-average number of shares outstanding	65,045,075	64,589,333
Total dilutive weighted-average number of shares outstanding	65,045,075	64,589,333

Basic earnings per common share	$0.50	$0.45
Diluted earnings per common share	$0.50	$0.45

8.	COMMITMENTS AND CONTINGENCIES
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
At September 30, 2017, the Company had commitments to originate $94,838 in fixed rate loans and leases and $453,815 in variable rate loans, totaling an aggregate outstanding principal balance of $548,653. Our fixed rate loan and lease commitments to originate had rates ranging from 1.83% to 7.66%. At September 30, 2017, the Company also had commitments to sell $82,159 in fixed rate loans and $1,831 in variable rate loans, totaling an aggregate outstanding principal balance of $83,990.
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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “First Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The First Class Action complaint was amended by a certain Consolidated Amended Class Complaint filed on April 11, 2016. On September 27, 2016, the Court dismissed the First Class Action, with leave to amend, as to defendants Andrew Micheletti, Paul Grinberg, Nicholas Mosich and James Argalas. The Court denied the Motion to Dismiss with respect to the Company and Gregory Garrabrants. On November 25, 2016, the putative class action plaintiff filed a Second Amended Class Action Complaint (the “Second Amended Complaint”), which includes the previously dismissed defendants. On December 23, 2016, the Company and other defendants filed a motion to dismiss such Second Amended Complaint. On May 23, 2017, the Court granted in part and denied in part the defendants; motion to dismiss the Second Amended Complaint. On September 28, 2017, the Company and other defendants filed a motion for judgment on the pleadings, which is currently pending. The First Class Action seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The Second Amended Complaint alleges that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other defendants named in the Employment Matter dispute the allegations of wrongdoing advanced by the plaintiff in that case, including plaintiff’s statement of the underlying factual circumstances, and are vigorously defending against the complaint filed in connection therewith. Moreover, the Company and the other named defendants dispute the allegations advanced by the plaintiffs in the First Class Action and are vigorously defending against the Second Amended Complaint.
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
In addition to the First Class Action and the Mandalevy Case, two separate shareholder derivative actions were filed in December, 2015, purportedly on behalf of the Company. The first derivative action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second derivative action, Dow v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. A third derivative action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016, a fourth derivative action, Yong v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 29, 2016, a fifth derivative action, Laborers Pension Trust Fund of Northern Nevada v. Allrich et al, was filed in the United States District Court for the Southern District of California on February 2, 2016, and a sixth derivative action, Garner v. Garrabrants, et al, was filed in the San Diego County Superior Court on August 10, 2017. Each of these six derivative actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs in these derivative actions seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the three months ended September 30, 2017, and no new loans and no refinances of existing loans during the three months ended September 30, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of BofI Holding, Inc. and subsidiary (the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2017, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include changes in the interest rate environment, economic conditions, changes in the competitive marketplace, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2017, which has been filed with the Securities and Exchange Commission and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General

Our Company is the holding company for BofI Federal Bank (the “Bank”), a diversified financial services company with approximately $8.6 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index, the S&P SmallCap 600® Index and the KBW Nasdaq Financial Technology Index.

Our Bank is a federal savings bank wholly-owned by our Company and regulated by the Office of the Comptroller of the Currency (“OCC”). Our Company is a unitary savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.
We distribute our deposit products through a wide range of retail distribution channels, and our deposits consist of demand, savings and time deposits accounts. We distribute our loan products through our retail, correspondent and wholesale channels, and the loans we retain are primarily first mortgages secured by single family real property and by multifamily real property as well as commercial & industrial loans to businesses. Our mortgage-backed securities consist of mortgage pass-through securities issued by government-sponsored entities and non-agency collateralized mortgage obligations and asset-backed mortgage-backed securities issued by private sponsors. We believe our flexibility to adjust our asset generation channels has been a competitive advantage allowing us to avoid markets and products where credit fundamentals are poor or risks and rewards are not sufficient to support our required return on equity.
Mergers and Acquisitions

From time to time we undertake acquisitions or similar transactions consistent with the Bank’s operating and growth strategies. During the three months ended September 30, 2017, there were no such transactions; however, in July 2017, the Bank expanded its relationship with H&R Block, Inc. (“H&R Block”) and entered into an agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2018 tax season. No acquisitions occurred during the fiscal year ended June 30, 2017. Further discussion of our Brand Partnership Products can be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2017 and Note 2 – “Significant Accounting Policies” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

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
Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2017 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year end June 30, 2017.
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

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	September 30, 2017	June 30, 2017	September 30, 2016
Selected Balance Sheet Data:
Total assets	$8,581,628	$8,501,680	$7,855,043
Loans and leases—net of allowance for loan and lease losses	7,512,999	7,374,493	6,549,742
Loans held for sale, at fair value	21,532	18,738	20,611
Loans held for sale, lower of cost or fair value	7,470	6,669	30,761
Allowance for loan and lease losses	42,099	40,832	37,596
Securities—trading	—	8,327	7,695
Securities—available-for-sale	219,713	264,470	444,464
Total deposits	7,178,800	6,899,507	6,323,812
Securities sold under agreements to repurchase	10,000	20,000	35,000
Advances from the FHLB	400,000	640,000	655,000
Subordinated notes and debentures and other	54,479	54,463	56,511
Total stockholders’ equity	866,694	834,247	721,859

Capital Ratios:
Equity to assets at end of period	10.10%	9.81%	9.19%
BofI Holding, Inc:
Tier 1 leverage (core) capital to adjusted average assets	10.29%	9.95%	9.55%
Common equity tier 1 capital (to risk-weighted assets)	15.10%	14.66%	14.43%
Tier 1 capital (to risk-weighted assets)	15.19%	14.75%	14.53%
Total capital (to risk-weighted assets)	16.82%	16.38%	16.32%
BofI Federal Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.95%	9.60%	9.20%
Common equity tier 1 capital (to risk-weighted assets)	14.70%	14.25%	14.01%
Tier 1 capital (to risk-weighted assets)	14.70%	14.25%	14.01%
Total capital (to risk-weighted assets)	15.44%	14.97%	14.77%

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended
	September 30,
	2017	2016
Selected Income Statement Data:
Interest and dividend income	$103,511	$87,480
Interest expense	22,961	17,700
Net interest income	80,550	69,780
Provision for loan and lease losses	1,000	1,900
Net interest income after provision for loan and lease losses	79,550	67,880
Non-interest income	13,340	14,732
Non-interest expense	38,020	32,878
Income before income tax expense	54,870	49,734
Income tax expense	22,487	20,837
Net income	$32,383	$28,897
Net income attributable to common stock	$32,306	$28,820

Per Share Data:
Net income:
Basic	$0.50	$0.45
Diluted	$0.50	$0.45
Book value per common share	$13.54	$11.32
Tangible book value per common share	$13.41	$11.25

Weighted average number of shares outstanding:
Basic	65,045,075	64,589,333
Diluted	65,045,075	64,589,333
Common shares outstanding at end of period	63,655,970	63,299,014
Common shares issued at end of period	65,334,353	64,664,045

Performance Ratios and Other Data:
Loan and lease originations for investment	$960,512	$925,170
Loan originations for sale	$330,269	$235,095
Return on average assets	1.54%	1.53%
Return on average common stockholders’ equity	15.24%	16.59%
Interest rate spread[1]	3.62%	3.61%
Net interest margin[2]	3.87%	3.78%
Efficiency ratio	40.49%	38.90%

Asset Quality Ratios:
Net annualized charge-offs to average loans and leases	(0.01)%	0.01%
Non-performing loans and leases to total loans and leases	0.42%	0.64%
Non-performing assets to total assets	0.39%	0.55%
Allowance for loan and lease losses to total loans and leases at end of period	0.55%	0.57%
Allowance for loan and lease losses to non-performing loans and leases	131.15%	89.45%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2017 and 2016
For the three months ended September 30, 2017, we had net income of $32.4 million compared to net income of $28.9 million for the three months ended September 30, 2016. Net income attributable to common stockholders was $32.3 million or $0.50 per diluted share for the three months ended September 30, 2017 compared to net income attributable to common stockholders of $28.8 million or $0.45 per diluted share for the three months ended September 30, 2016.
Other key comparisons between our operating results for the three months ended September 30, 2017 and 2016 are as follows:

•
Net interest income increased $10.8 million due to a 12.7% increase in average earning assets in the three months ended September 30, 2017. This increase was primarily the result of growth in volume and increase in the average yield earned in our loan portfolio, partially offset by an increase in rates in our deposit portfolio. Our net interest margin increased 9 basis points in the three months ended September 30, 2017 compared to September 30, 2016.

•
Non-interest income decreased $1.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The $1.4 million decrease in non-interest income for the three months ended September 30, 2017 was primarily the result of $1.2 million decrease in gain on sale – other due to decreased sales of lottery and structured settlement receivables, a decrease in realized gain on securities of $0.7 million, and a $0.4 million decrease in mortgage banking, partially offset by a $1.4 million increase in banking service fees and other income.

•
Non-interest expense increased $5.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, salaries and related expenses increased $2.7 million due to the overall increase in staff. Data processing and interest costs increased $0.9 million, general and administrative costs increased $0.5 million, advertising and promotional expenses increased $0.4 million and depreciation and amortization increased $0.4 million to support increased operations.

Non-GAAP adjusted earnings for the three months ended September 30, 2017 and 2016 were $32.3 million and $28.3 million, respectively.
Below is a reconciliation of net income to adjusted earnings:

	Three Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Net Income	$32,383	$28,897
Realized securities losses (gains)	(282)	(990)
Unrealized securities losses (gains)	149	9
Tax (provision) benefit	55	411
Non-GAAP adjusted earnings	$32,305	$28,327
Net Interest Income
Net interest income for the three months ended September 30, 2017 totaled $80.6 million, an increase of 15.4% compared to net interest income of $69.8 million for the three months ended September 30, 2016. The growth of net interest income for the three months ended September 30, 2017 compared to September 30, 2016 is primarily due to net loan portfolio growth and increased loan yields, which increased average earnings assets. The average yield on interest earning assets increased by 24 basis points for the three months ended September 30, 2017 compared to September 30, 2016, primarily due to a increased yields on single family and C&I loan products. The average rate paid on interest-bearing liabilities increased by 23 basis points for the three months ended September 30, 2017 compared to September 30, 2016. The primary reason for the increase in the average rate paid for the three months ended September 30, 2017 compared to September 30, 2016 was an increase in demand and savings rates due to increases in prevailing deposit rates across the industry.
Total interest and dividend income during the three months ended September 30, 2017 increased 18.3% to $103.5 million, compared to $87.5 million during the three months ended September 30, 2016. The increase in interest and dividend income for the three months ended September 30, 2017 was primarily attributable to growth in average earning assets from loan and lease originations, primarily in the single family and C&I portfolios. The average balance of loans and leases increased 15.6% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Total interest expense was $23.0 million for the three months ended September 30, 2017, an increase of $5.3 million or 29.7% as compared with the quarter ended September 30, 2016. The increase in interest expense for the three months ended September 30, 2017 was primarily attributable to growth in average interest-bearing liabilities of 8.0% and an increase in the average funding rate of 23 basis points for the three months ended September 30, 2017 compared to 2016. The increase in the average cost of funds rate for the three months ended September 30, 2017 compared to 2016 was primarily due to a 29 basis point increase in average rates paid on interest-bearing demand and savings deposits and a $407.1 million increase in average balance of advances from FHLB.
Net interest margin, defined as annualized net interest income divided by average earning assets, increased by 9 basis points to 3.87% for the three months ended September 30, 2017. The increase in net interest margin was primarily the result of the above discussed increase in average yield of interest earning assets of 24 basis points, partially offset by an increase in rates paid on interest-bearing demand and savings accounts.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended
	September 30,
	2017			2016
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$7,492,206	$97,575	5.21%	$6,478,978	$80,619	4.98%
Federal funds sold		—	—%			—%
Interest-earning deposits in other financial institutions	520,463	1,692	1.30%	381,947	514	0.54%
Mortgage-backed and other investment securities[4]	245,702	3,128	5.09%	466,689	5,102	4.37%
Stock of the FHLB, at cost	63,207	1,116	7.06%	55,057	1,245	9.05%
Total interest-earning assets	8,321,578	103,511	4.98%	7,382,671	87,480	4.74%
Non-interest-earning assets	102,404			173,005
Total assets	$8,423,982			$7,555,676
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,694,529	$11,864	1.01%	$4,341,122	$7,779	0.72%
Time deposits	813,794	5,454	2.68%	1,057,458	5,735	2.17%
Securities sold under agreements to repurchase	16,522	176	4.26%	35,000	391	4.47%
Advances from the FHLB	1,159,388	4,552	1.57%	752,261	2,864	1.52%
Subordinated notes and debentures and other	54,479	915	6.72%	56,196	931	6.63%
Total interest-bearing liabilities	6,738,712	22,961	1.36%	6,242,037	17,700	1.13%
Non-interest-bearing demand deposits	760,763			546,639
Other non-interest-bearing liabilities	71,644			66,918
Stockholders’ equity	852,863			700,082
Total liabilities and stockholders’ equity	$8,423,982			$7,555,676
Net interest income		$80,550			$69,780
Interest rate spread[5]			3.62%			3.61%
Net interest margin[6]			3.87%			3.78%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also, includes $29.8 million and $30.6 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2017 and 2016 three-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended
	September 30,
	2017 vs 2016
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$12,615	$3,725	$616	$16,956
Interest-earning deposits in other financial institutions	187	726	265	1,178
Mortgage-backed and other investment securities	(2,414)	840	(400)	(1,974)
Stock of the FHLB, at cost	184	(274)	(39)	(129)
	$10,572	$5,017	$442	$16,031
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$636	$3,147	$302	$4,085
Time deposits	(1,322)	1,348	(307)	(281)
Securities sold under agreements to repurchase	(206)	(18)	9	(215)
Advances from the FHLB	1,547	94	47	1,688
Subordinated notes and debentures and other	(28)	13	(1)	(16)
	$627	$4,584	$50	$5,261

Provision for Loan and Lease Losses
The loan and lease loss provision was $1.0 million for the three months ended September 30, 2017 compared to $1.9 million for the three months ended September 30, 2016. The decrease in the provision is primarily the result of changes in loan mix and net recoveries of $0.3 million, partially offset by loan growth. Provisions for loan and lease losses are charged to income to bring the allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan Loss”.

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2017	2016	Inc (Dec)
Realized gain on securities:
Sale of securities	$282	$990	$(708)
Total realized gain on securities	282	990	(708)
Other-than-temporary loss on securities:
Total impairment losses	$(194)	$(1,281)	$1,087
Loss recognized in other comprehensive loss	45	1,161	(1,116)
Net impairment loss recognized in earnings	(149)	(120)	(29)
Fair value gain on trading securities	—	111	(111)
Total unrealized loss on securities	(149)	(9)	(140)
Prepayment penalty fee income	1,069	1,298	(229)
Gain on sale – other	446	1,693	(1,247)
Mortgage banking income	4,708	5,133	(425)
Banking service fees and other income	6,984	5,627	1,357
Total non-interest income	$13,340	$14,732	$(1,392)

Non-interest income decreased $1.4 million to $13.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was the result of a decrease of $1.2 million in gain on sale – other, a decrease of $0.7 million in realized gain on sale of securities, a decrease of $0.4 million in mortgage banking income and a decrease of $0.2 million in prepayment penalty fee income, partially offset by an increase of $1.4 million in banking service fees and other income, primarily due to increased fees from business loans and deposits. The primary non-interest income generating H&R Block products are EPC and RT. For the three months ended September 30, 2017, EPC increased $0.1 million to $1.4 million from $1.3 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, RT was $0.1 million compared to $0.1 million for the three months ended September 30, 2016.
Included in gain on sale – other for the three months ended September 30, 2016 are sales of state lottery prize and structured settlement annuity receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2017	2016	Inc (Dec)
Salaries and related costs	$22,133	$19,407	$2,726
Data processing and internet	4,065	3,172	893
Advertising and promotional	2,966	2,541	425
Depreciation and amortization	1,748	1,353	395
Professional services	1,624	1,354	270
Occupancy and equipment	1,481	1,275	206
FDIC and regulator fees	1,091	1,240	(149)
Real estate owned and repossessed vehicles	69	158	(89)
Other general and administrative	2,843	2,378	465
Total non-interest expenses	$38,020	$32,878	$5,142
Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, advertising and promotional, professional services, occupancy and equipment, and other operating expenses, was $38.0 million for the three months ended September 30, 2017, up from $32.9 million for the three months ended September 30, 2016. The increase in non-interest expense for the three months ended September 30, 2017 was primarily due to the expansion of the Bank, specifically in areas related to lending, information technology infrastructure development and regulatory compliance.
Total salaries and related costs increased $2.7 million to $22.1 million for the quarter ended September 30, 2017, compared to $19.4 million for the quarter ended September 30, 2016 due to increased staffing levels to support growth in deposit and lending, information technology infrastructure development and compliance activities. Our staff increased to 708 from 626, or 13.1% between September 30, 2017 and 2016.
Data processing and internet expense increased $0.9 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase was primarily due to enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotional expense increased $0.4 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase was primarily due to deposit relationships, online and mobile marketing expenses.
Depreciation and amortization expense increased $0.4 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase was primarily due to depreciation on lending platform enhancements and infrastructure development.
Professional services, which include accounting and legal fees, increased $0.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily attributable to increased consulting and legal fees.
Occupancy and equipment expense increased $0.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, in order to support increased production and office space for additional employees.
The cost of our Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges decreased $0.1 million for the three months ended September 30, 2017, compared to the three month period ending September 30, 2016. The decrease was due to a favorable change in the FDIC deposit insurance premium calculation partially offset by the overall growth of the Bank’s liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs increased by $0.5 million for the three months ended September 30, 2017, compared to the three month period ended September 30, 2016 primarily related to costs supporting loan and deposit production.

Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2017 and 2016 were 40.98% and 41.90%, respectively. The changes in the tax rates are the result of state tax rate increases and changes in state tax allocations. The Company adopted ASU 2016-09 during the three months ended September 30, 2017. As a result of the adoption, the Company recorded $455,000 of income tax benefits for the three months ended September 30, 2017 related to excess tax benefits from stock compensation. Prior to 2017, such excess tax benefits were generally recorded directly in stockholders’ equity. This new accounting standard may potentially increase the volatility in the Company’s effective tax rates.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $79.9 million, or 0.9%, to $8,581.6 million, as of September 30, 2017, up from $8,501.7 million at June 30, 2017. The increase in total assets was primarily due to an increase of $138.5 million in net loans held for investment, partially offset by a decrease in investment securities of $53.1 million. Total liabilities increased $47.5 million, primarily from growth in deposits of $279.3 million, partially offset by a decrease in FHLB advances of $240.0 million.
Loans and Leases
Net loans and leases held for investment increased 1.9% to $7,513.0 million at September 30, 2017 from $7,374.5 million at June 30, 2017. The increase in the loan and lease portfolio was primarily due to loan and lease originations and purchases of $960.5 million, partially offset by loan and lease repayments and other adjustments of $822.0 million during the three months ended September 30, 2017.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	September 30, 2017		June 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$3,906,494	51.4%	$3,901,754	52.4%
Home equity	2,314	—%	2,092	—%
Warehouse and other	577,148	7.6%	452,390	6.1%
Multifamily real estate secured	1,610,078	21.2%	1,619,404	21.7%
Commercial real estate secured	166,832	2.2%	162,715	2.2%
Auto and RV secured	188,909	2.5%	154,246	2.1%
Factoring	183,182	2.4%	160,674	2.1%
Commercial & Industrial	954,565	12.6%	992,232	13.3%
Other	7,733	0.1%	3,754	0.1%
Total gross loans and leases	7,597,255	100.0%	7,449,261	100.0%
Allowance for loan and lease losses	(42,099)		(40,832)
Unaccreted discounts and loan and lease fees	(42,157)		(33,936)
Total net loans and leases	$7,512,999		$7,374,493

The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. Also, the Bank previously purchased option adjustable-rate mortgage (“ARM”) loans and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of September 30, 2017, the Company had $887.0 million of interest only mortgage loans and $2.4 million of option adjustable-rate mortgage loans. Through September 30, 2017, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan and Lease Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At September 30, 2017, our non-performing loans totaled $32.1 million, or 0.42% of total gross loans and our total non-performing assets totaled $33.5 million, or 0.39% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2017	June 30, 2017	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$27,496	$23,377	$4,119
Home equity	16	16	—
Multifamily real estate secured	4,197	4,255	(58)
Total non-performing loans secured by real estate	31,709	27,648	4,061
Auto and RV secured	130	157	(27)
Commercial & Industrial	—	314	(314)
Other	262	274	(12)
Total non-performing loans	32,101	28,393	3,708
Foreclosed real estate	1,308	1,353	(45)
Repossessed—Auto and RV	81	60	21
Total non-performing assets	$33,490	$29,806	$3,684
Total non-performing loans as a percentage of total loans and leases	0.42%	0.38%	0.04%
Total non-performing assets as a percentage of total assets	0.39%	0.35%	0.04%

Total non-performing assets increased from $29.8 million at June 30, 2017 to $33.5 million at September 30, 2017. As a percentage of total assets, non-performing assets increased from 0.35% at June 30, 2017 to 0.39% at September 30, 2017. The non-performing assets increase of approximately $3.7 million was primarily the result of an increase in non-performing single family real estate secured loans.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had no performing troubled debt restructurings at September 30, 2017 and June 30, 2017.
Potential Impact to Credit Quality – Recent Hurricanes and Wildfires
We have loans secured by real estate located in areas affected by the hurricanes that moved through Texas and Florida and by the wildfires in California. We require our borrowers to maintain adequate levels of insurance, including flood insurance in areas prone to flooding. We performed analytical procedures and discussed directly with borrowers to determine the properties most likely to be impacted. To date we have identified two loans totaling $1.7 million that incurred significant collateral property damage up to a total property loss. We believe based on our analysis and discussions that each of these properties has appropriate insurance coverages and that the damage incurred will not result in a material loss to the Bank.
Allowance for Loan and Lease Losses
We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan and lease losses is adequate at September 30, 2017, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.

The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
We provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at September 30, 2017 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $188.8 million of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $93.8 million; 715 – 769: $63.8 million; 700 – 714: $15.4 million; 660 – 699: $14.2 million and less than 660: $1.6 million.
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
The Company had $3,879.0 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,155.3 million; 61% – 70%: $1,354.7 million; 71% – 80%: $368.8 million; greater than 80%: $0.2 million.
The Company had $1,605.9 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: 791.9 million; 56% – 65%: $514.5 million; 66% – 75%: $289.3 million; 76% – 80%: $10.2 million and greater than 80%: $0.0 million.
The Company had $166.8 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $73.5 million; 51% – 60%: $36.2 million; 61% – 70%: $46.9 million; and 71% – 80%: $10.2 million.
The weighted average LTV percentage for our entire real estate loan portfolio was 56% at September 30, 2017. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan and lease loss provisions in the future to provide a larger loss allowance for one or more of our loan and lease types.
The following table summarizes impaired loans and leases as of:

(Dollars in thousands)	September 30, 2017	June 30, 2017
Non-performing loans and leases—90+ days past due plus other non-accrual loans and leases	$30,579	$26,815
Troubled debt restructuring loans—non-accrual	1,522	1,578
Troubled debt restructuring loans—performing	—	—
Total impaired loans and leases	$32,101	$28,393

The following table reflects management’s allocation of the allowance for loan and lease losses by loan category and the ratio of each loan and lease category to total loans and leases as of the dates indicated:

	September 30, 2017		June 30, 2017
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$19,815	47.2%	$19,972	48.9%
Home equity	20	—%	19	—%
Warehouse and other	3,132	7.4%	2,298	5.6%
Multifamily real estate secured	4,838	11.5%	4,638	11.4%
Commercial real estate secured	914	2.2%	1,008	2.5%
Auto and RV secured	2,958	7.0%	2,379	5.8%
Factoring	462	1.1%	401	1.0%
Commercial & Industrial	9,614	22.8%	9,881	24.2%
Other	346	0.8%	236	0.6%
Total	$42,099	100.0%	$40,832	100.0%
The loan and lease loss provision was $1.0 million and $1.9 million for the three months ended September 30, 2017 and September 30, 2016, respectively. The decrease for the three months ended September 30, 2017 in the loan and lease loss provision was primarily the result of changes in loan and lease mix, slower loan growth and net recoveries of $0.3 million. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan and lease loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $219.7 million as of September 30, 2017, compared with $272.8 million at June 30, 2017. During the three months ended September 30, 2017, we purchased securities for $31.2 million, sold $8.6 million of securities and received principal repayments of approximately $74.6 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.
Deposits
Deposits increased a net $279.3 million, or 4.0%, to $7,178.8 million at September 30, 2017, from $6,899.5 million at June 30, 2017. Our deposit growth was primarily the result of a 9.8% increase in interest-bearing checking accounts. Increases in business banking customers resulted in higher demand account business.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2017		June 30, 2017
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$959,896	—%	$848,544	—%
Interest-bearing:
Demand	2,848,209	1.02%	2,593,491	0.89%
Savings	2,539,491	0.85%	2,651,176	0.81%
Total interest-bearing demand and savings	5,387,700	0.94%	5,244,667	0.85%
Time deposits:
$250 and under[2]	772,062	2.63%	774,627	2.54%
Greater than $250	59,142	0.75%	31,669	0.39%
Total time deposits	831,204	2.62%	806,296	2.46%
Total interest bearing[2]	6,218,904	1.16%	6,050,963	1.06%
Total deposits	$7,178,800	1.01%	$6,899,507	0.93%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,128.6 million and $1,104.3 million as of September 30, 2017 and June 30, 2017, respectively, of which $639.3 million and $611.0 million, respectively, are time deposits classified as $250,000 and under.

The following table sets forth the number of accounts by type as of the date indicated:

	September 30, 2017	June 30, 2017	September 30, 2016
Non-interest bearing prepaid and other accounts	2,705,821	3,113,128	2,074,551
Interest-bearing checking and savings accounts	273,412	274,962	288,050
Time deposits	2,452	2,748	4,487
Total number of accounts	2,981,685	3,390,838	2,367,088

The net decrease of 407,307 of non-interest bearing, prepaid and other accounts for the three months ended September 30, 2017 was primarily the result of the seasonal change in H&R Block-branded products.

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	September 30, 2017		June 30, 2017		September 30, 2016
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$10,000	3.76%	$20,000	4.25%	$35,000	4.38%
FHLB Advances	400,000	2.21%	640,000	1.79%	655,000	1.62%
Subordinated notes and debentures and other	54,479	6.36%	54,463	6.57%	56,511	6.29%
Total borrowings	$464,479	2.75%	$714,463	2.22%	$746,511	2.11%

Weighted average cost of borrowings during the quarter	1.83%		1.71%		1.99%
Borrowings as a percent of total assets	5.4%		8.4%		9.5%

At September 30, 2017, total borrowings amounted to $464.5 million, down $250.0 million, or 35.0%, from June 30, 2017 and down $282.0 million or 37.8% from September 30, 2016. Total borrowings represented 5.4% of total assets and had a weighted-average cost of borrowing of 1.83% at September 30, 2017, compared with 8.4% of total assets at a weighted-average cost of borrowing of 1.71% at June 30, 2017 and 9.5% of total assets at a weighted-average cost of borrowing of 1.99% at September 30, 2016.
We have sold securities under various agreements to repurchase for total proceeds of $10.0 million. The repurchase agreements have interest rates between 3.75% and 3.77% and scheduled maturities between October 2017 and December 2017. Under these agreements, we may be required to repay the $10.0 million and repurchase our securities before the scheduled maturity if the issuer requests repayment on scheduled quarterly call dates. The weighted-average remaining contractual maturity period is 0.14 years.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2017, a total of $5.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $5.0 million in putable advances is 0.32 years and the weighted average remaining period before such advances could be put to us is 0.07 years.
Stockholders’ Equity
Stockholders’ equity increased $32.4 million to $866.7 million at September 30, 2017 compared to $834.2 million at June 30, 2017. The increase was the result of our net income for the three months ended September 30, 2017 of $32.4 million, vesting and issuance of RSUs of $1.1 million, a $1.0 million unrealized loss in other comprehensive income, net of tax, less a reduction of $0.1 million for dividends declared on preferred stock.

LIQUIDITY
Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Operating Activities	$53,103	$66,880
Investing Activities	$(91,381)	$(160,744)
Financing Activities	$26,658	$206,191
During the three months ended September 30, 2017, we had net cash inflows from operating activities of $53.1 million compared to inflows of $66.9 million for the three months ended September 30, 2016. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $91.4 million for the three months ended September 30, 2017, while outflows totaled $160.7 million for the same period in fiscal year 2017. The decrease was primarily due to increased originations of loans and leases in the fiscal 2018 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $26.7 million for the three months ended September 30, 2017, and $206.2 million for the three months ended September 30, 2016. Net cash provided by financing activities decreased primarily from decreased FHLB advances for the three months ended September 30, 2017 compared to September 30, 2016.
During the three months ended September 30, 2017, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2017, the Company had $1.3 billion available immediately and an additional $156.3 million available with additional collateral. At September 30, 2017, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2017, the Bank did not have any borrowings outstanding and the amount available from this source was $724.3 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits of $1.1 billion at September 30, 2017. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At September 30, 2017, we had commitments to originate loans with an aggregate outstanding principal balance of $548.7 million, and commitments to sell loans with an aggregate outstanding principal balance of $84.0 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “First Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The First Class Action complaint was amended by a certain Consolidated Amended Class Complaint filed on April 11, 2016. On September 27, 2016, the Court dismissed the First Class Action, with leave to amend, as to defendants Andrew Micheletti, Paul Grinberg, Nicholas Mosich and James Argalas. The Court denied the Motion to Dismiss with respect to the Company and Gregory Garrabrants. On November 25, 2016, the putative class action plaintiff filed a Second Amended Class Action Complaint (the “Second Amended Complaint”), which includes the previously dismissed defendants. On December 23, 2016, the Company and other defendants filed a motion to dismiss such Second Amended Complaint. On May 23, 2017, the Court granted in part and denied in part the defendants; motion to dismiss the Second Amended Complaint. On September 28, 2017, the Company and other defendants filed a motion for judgment on the pleadings, which is currently pending. The First Class Action seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The Second Amended Complaint alleges that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other defendants named in the Employment Matter dispute the allegations of wrongdoing advanced by the plaintiff in that case, including plaintiff’s statement of the underlying factual circumstances, and are vigorously defending against the complaint filed in connection therewith. Moreover, the Company and the other named defendants dispute the allegations advanced by the plaintiffs in the First Class Action and are vigorously defending against the Second Amended Complaint.
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
In addition to the First Class Action and the Mandalevy Case, two separate shareholder derivative actions were filed in December, 2015, purportedly on behalf of the Company. The first derivative action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second derivative action, Dow v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. A third derivative action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016, a fourth derivative action, Yong v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 29, 2016, a fifth derivative action, Laborers Pension Trust Fund of Northern Nevada v. Allrich et al, was filed in the United States District Court for the Southern District of California on February 2, 2016, and a sixth derivative action, Garner v. Garrabrants, et al, was filed in the San Diego County Superior Court on August 10, 2017. Each of these six derivative actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs in these derivative actions seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees.
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

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of September 30, 2017 totaled $179.1 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of September 30, 2017
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$522,490	$67,023	$199,705	$131,794	$123,968
Time deposits[2]	953,241	197,791	119,824	100,123	535,503
Operating lease obligations[3]	16,349	4,515	8,703	1,864	1,267
Total	$1,492,080	$269,329	$328,232	$233,781	$660,738

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2017.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for leases of real property.
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for September 30, 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2017, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2017 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	BofI Holding, Inc.		BofI Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	September 30, 2017	June 30, 2017	September 30, 2017	June 30, 2017
Regulatory Capital:
Tier 1	$867,166	$833,759	$837,839	$804,317
Common equity tier 1	$862,103	$828,696	$837,839	$804,317
Total capital (to risk-weighted assets)	$960,394	$925,720	$880,067	$845,278

Assets:
Average adjusted	$8,424,455	$8,380,909	$8,418,880	$8,374,509
Total risk-weighted	$5,709,316	$5,651,522	$5,700,159	$5,645,112

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	10.29%	9.95%	9.95%	9.60%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	15.10%	14.66%	14.70%	14.25%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	15.19%	14.75%	14.70%	14.25%	8.00%	6.00%
Total capital (to risk-weighted assets)	16.82%	16.38%	15.44%	14.97%	10.00%	8.00%
Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At September 30, 2017, our Company and Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At September 30, 2017 the Bank is in compliance with this letter agreement.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2017 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2017
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$631,921	$—	$—	$—	$631,921
Securities[1]	181,791	4,003	13,820	20,099	219,713
Stock of the FHLB, at cost	63,207	—	—	—	63,207
Loans and leases—net of allowance for loan loss	2,663,950	947,945	3,765,174	135,930	7,512,999
Loans held for sale	29,002	—	—	—	29,002
Total interest-earning assets	3,569,871	951,948	3,778,994	156,029	8,456,842
Non-interest earning assets	—	—	—	—	124,786
Total assets	$3,569,871	$951,948	$3,778,994	$156,029	$8,581,628
Interest-bearing liabilities:
Interest-bearing deposits	$508,108	$5,059,302	$156,786	$494,708	$6,218,904
Securities sold under agreements to repurchase	10,000	—	—	—	10,000
Advances from the FHLB	10,000	35,000	302,500	52,500	400,000
Subordinated notes and debentures and other	5,191	—	—	49,288	54,479
Total interest-bearing liabilities	533,299	5,094,302	459,286	596,496	6,683,383
Other non-interest-bearing liabilities	—	—	—	—	1,031,551
Stockholders’ equity	—	—	—	—	866,694
Total liabilities and equity	$533,299	$5,094,302	$459,286	$596,496	$8,581,628
Net interest rate sensitivity gap	$3,036,572	$(4,142,354)	$3,319,708	$(440,467)	$1,773,459
Cumulative gap	$3,036,572	$(1,105,782)	$2,213,926	$1,773,459	$1,773,459
Net interest rate sensitivity gap—as a % of total interest earning assets	35.91%	(48.98)%	39.25%	(5.21)%	20.97%
Cumulative gap—as % of total interest earning assets	35.91%	(13.08)%	26.18%	20.97%	20.97%

[1]	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2017 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of September 30, 2017
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$374,975	9.6%	$362,641	5.3%
Base	$342,096	—%	$344,357	—%
Down 200 basis points	$297,939	(12.9)%	$297,584	(13.6)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of September 30, 2017
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,123,838	5.5%	13.4%
Up 200 basis points	$1,136,913	6.7%	13.4%
Up 100 basis points	$1,125,759	5.7%	13.0%
Base	$1,065,510	—%	12.2%
Down 100 basis points	$940,967	(11.7)%	10.7%
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2017. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the quarter ended September 30, 2017. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plan does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. No shares were purchased under the plan during the quarter ended September 30, 2017.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended September 30, 2017
July 1, 2017 to September 30, 2017	—	$—	—	$100,000
For the Three Months Ended September 30, 2017	—	$—	—	$100,000

Stock Retained in Net Settlement
July 1, 2017 to July 31, 2017	30,460
August 1, 2017 to August 31, 2017	67,869
September 1, 2017 to September 30, 2017	366
For the Three Months Ended September 30, 2017	98,695

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

BofI Holding, Inc.

Dated:	October 25, 2017	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 25, 2017	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)