Form 10-Q
period 2017-12-31
BofI Holding, Inc.
filed 2018-01-30
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 62,499,476 shares of common stock, $0.01 par value per share, as of January 22, 2018.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	December 31, 2017	June 30, 2017
ASSETS
Cash and due from banks	$617,989	$628,172
Federal funds sold	100	15,369
Total cash and cash equivalents	618,089	643,541
Securities:
Trading	—	8,327
Available-for-sale	191,725	264,470
Stock of the Federal Home Loan Bank, at cost	63,207	63,207
Loans held for sale, carried at fair value	24,499	18,738
Loans held for sale, lower of cost or fair value	7,067	6,669
Loans and leases—net of allowance for loan and lease losses of $45,606 as of December 31, 2017 and $40,832 as of June 30, 2017	7,874,431	7,374,493
Accrued interest receivable	26,053	20,781
Furniture, equipment and software—net	18,700	16,659
Mortgage servicing rights, carried at fair value	9,066	7,200
Cash surrender value of life insurance	6,267	6,174
Other real estate owned and repossessed vehicles	8,808	1,413
Deferred income tax	19,747	34,341
Other assets	48,300	35,667
TOTAL ASSETS	$8,915,959	$8,501,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$905,477	$848,544
Interest bearing	6,487,756	6,050,963
Total deposits	7,393,233	6,899,507
Securities sold under agreements to repurchase	—	20,000
Advances from the Federal Home Loan Bank	543,000	640,000
Subordinated notes and debentures and other	54,503	54,463
Accrued interest payable	1,517	1,284
Accounts payable and other liabilities	50,043	52,179
Total liabilities	8,042,296	7,667,433
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of December 31, 2017 and June 30, 2017	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 65,444,875 shares issued and 62,720,641 shares outstanding as of December 31, 2017; 65,115,932 shares issued and 63,536,244 shares outstanding as of June 30, 2017	654	651
Additional paid-in capital	353,801	346,117
Accumulated other comprehensive income (loss)—net of tax	366	487
Retained earnings	583,132	519,246
Treasury stock, at cost; 2,724,234 shares as of December 31, 2017 and 1,579,688 shares as of June 30, 2017	(69,353)	(37,317)
Total stockholders’ equity	873,663	834,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,915,959	$8,501,680

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$102,034	$85,839	$199,609	$166,458
Investments	5,751	8,462	11,687	15,323
Total interest and dividend income	107,785	94,301	211,296	181,781
INTEREST EXPENSE:
Deposits	19,044	14,011	36,362	27,525
Advances from the Federal Home Loan Bank	3,557	2,605	8,109	5,469
Other borrowings	971	1,324	2,062	2,646
Total interest expense	23,572	17,940	46,533	35,640
Net interest income	84,213	76,361	164,763	146,141
Provision for loan and lease losses	4,000	4,100	5,000	6,000
Net interest income, after provision	80,213	72,261	159,763	140,141
NON-INTEREST INCOME:
Realized gain (loss) on securities:
Realized gain (loss) on sale of securities	(199)	1,622	83	2,612
Other-than-temporary loss on securities:
Total impairment (losses) gains	(5,904)	(7,718)	(6,098)	(8,999)
Loss (gain) recognized in other comprehensive income	5,897	6,368	5,942	7,529
Net impairment loss recognized in earnings	(7)	(1,350)	(156)	(1,470)
Fair value gain (loss) on trading securities	—	456	—	567
Total unrealized (loss) gain on securities	(7)	(894)	(156)	(903)
Prepayment penalty fee income	1,165	637	2,234	1,935
Gain on sale – other	1,920	2,033	2,366	3,726
Mortgage banking income	4,055	4,837	8,763	9,970
Banking service fees and other income	10,165	8,465	17,149	14,092
Total non-interest income	17,099	16,700	30,439	31,432
NON-INTEREST EXPENSE:
Salaries and related costs	24,306	19,933	46,439	39,340
Data processing and internet	3,910	2,941	7,975	6,113
Advertising and promotional	3,811	1,981	6,777	4,522
Depreciation and amortization	1,947	1,411	3,695	2,764
Occupancy and equipment	1,437	1,363	2,918	2,638
Professional services	856	1,086	2,480	2,440
FDIC and regulator fees	1,005	884	2,096	2,124
Real estate owned and repossessed vehicles	24	348	93	506
Other general and administrative	3,513	3,353	6,356	5,731
Total non-interest expense	40,809	33,300	78,829	66,178
INCOME BEFORE INCOME TAXES	56,503	55,661	111,373	105,395
INCOME TAXES	24,845	23,361	47,332	44,198
NET INCOME	$31,658	$32,300	$64,041	$61,197
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$31,580	$32,222	$63,886	$61,042
COMPREHENSIVE INCOME	$32,497	$29,198	$63,920	$65,999
Basic earnings per share	$0.49	$0.50	$0.98	$0.94
Diluted earnings per share	$0.49	$0.50	$0.98	$0.94
See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2017	2016	2017	2016
NET INCOME	$31,658	$32,300	$64,041	$61,197
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(1,780) and $(3,976) for the three months ended December 31, 2017 and 2016, and $(2,500) and $1,777 for the six months ended December 31, 2017 and 2016, respectively.	(2,975)	(5,353)	(3,961)	2,435
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $2,208 and $2,363 for the three months ended December 31, 2017 and 2016, and $2,227 and $2,830 for the six months ended December 31, 2017 and 2016, respectively.	3,689	3,182	3,715	3,877
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $(74) and $691 for the three months ended December 31, 2017 and 2016, and $(74) and $1,102 for the six months ended December 31, 2017 and 2016, respectively.	125	(931)	125	(1,510)
Other comprehensive income (loss)	839	(3,102)	(121)	4,802
Comprehensive income	$32,497	$29,198	$63,920	$65,999

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2017	515	$5,063	65,115,932	(1,579,688)	63,536,244	$651	$346,117	$487	$519,246	$(37,317)	$834,247
Net income	—	—	—	—	—	—	—	—	64,041	—	64,041
Other comprehensive income (loss)	—	—	—	—	—	—	—	(121)	—	—	(121)
Cash dividends on preferred stock	—	—	—	—	—	—	—	—	(155)	—	(155)
Purchase of treasury stock	—	—	—	(1,003,463)	(1,003,463)	—	—	—	—	(28,295)	(28,295)
Stock-based compensation expense	—	—	—		—	—	7,686	—	—	—	7,686
Restricted stock unit vesting and tax benefits	—	—	328,943	(141,083)	187,860	3	(2)	—	—	(3,741)	(3,740)
BALANCE—December 31, 2017	515	$5,063	65,444,875	(2,724,234)	62,720,641	$654	$353,801	$366	$583,132	$(69,353)	$873,663

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,041	$61,197
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(629)	(1,722)
Net accretion of discounts on loans and leases	(217)	2,724
Amortization of borrowing costs	103	104
Stock-based compensation expense	7,686	6,450
Valuation of financial instruments carried at fair value	—	(567)
Net gain on sale of investment securities	(83)	(2,612)
Impairment charge on securities	156	1,470
Provision for loan and lease losses	5,000	6,000
Deferred income taxes	15,105	2,090
Origination of loans held for sale	(1,016,493)	(844,456)
Unrealized (gain) loss on loans held for sale	(91)	(112)
Gain on sales of loans held for sale	(11,129)	(13,696)
Proceeds from sale of loans held for sale	1,022,653	859,495
Change in fair value of mortgage servicing rights	379	(364)
(Gain) loss on sale of other real estate and foreclosed assets	6	4
Depreciation and amortization of furniture, equipment and software	3,695	2,764
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(5,404)	3,775
Other assets	(15,062)	7,803
Accrued interest payable	233	33
Accounts payable and other liabilities	(2,797)	(4,922)
Net cash provided by (used in) operating activities	67,152	85,458
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(55,278)	(93,151)
Proceeds from sale of securities	48,741	121,252
Proceeds from repayment of securities	88,175	69,016
Purchase of stock of Federal Home Loan Bank	—	(30,939)
Proceeds from redemption of stock of Federal Home Loan Bank	—	33,711
Origination of loans and leases for portfolio	(2,311,281)	(1,946,482)
Origination of mortgage warehouse loans, net	(17,460)	(50,401)
Proceeds from sales of other real estate owned and repossessed assets	887	146
Principal repayments on loans	1,814,812	1,533,896
Net purchases of furniture, equipment and software	(5,736)	(3,895)
Net cash used in investing activities	(437,140)	(366,847)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	493,726	566,623
Proceeds from Federal Home Loan Bank term advances	—	—
Repayment of Federal Home Loan Bank term advances	(5,000)	(85,000)
Net (repayment) proceeds of the Federal Home Loan Bank other advances	(92,000)	23,000
Settlement of securities sold under agreements to repurchase	(20,000)	—
Tax payments related to settlement of restricted stock units	(3,740)	(2,308)
Repurchase of treasury stock	(28,295)	—
Tax benefit from exercise of common stock options and vesting of restricted stock grants	—	95
Cash dividends on preferred stock	(155)	(155)
Net cash provided by financing activities	344,536	502,255
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,452)	220,866
CASH AND CASH EQUIVALENTS—Beginning of year	643,541	486,727
CASH AND CASH EQUIVALENTS—End of period	$618,089	$707,593
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$46,301	$35,607
Income taxes paid	$32,638	$38,717
Transfers to other real estate owned and repossessed vehicles from loans	$8,339	$1,340
Transfers from loans held for sale to loans held for investment	$—	$2,047
Securities transferred from held-to-maturity to available-for-sale portfolio	$—	$194,153

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016
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

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2017 included in our Annual Report on Form 10-K.

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
Loans and Leases. Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred purchase premiums and discounts, deferred origination fees and costs, and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Premiums and discounts on loans purchased as well as origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.
The Company provides equipment financing to its customers through a variety of lease arrangements. The most common arrangement is a direct financing (capital) lease. For direct financing leases, lease receivables are recorded on the balance sheet but the leased property is not, although the Company generally retains legal title to the leased property until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized over the weighted average life of the lease portfolio. Leases acquired in an acquisition are initially measured and recorded at their fair value on the acquisition date. Purchase discounts or premiums on acquired leases are recognized as an adjustment to interest income over the contractual life of the leases using the effective interest method or taken into income when the related leases are paid off. Direct financing leases are subject to the allowance for loan and lease losses.
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
In May 2014, FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2017. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard affects all entities that either enter into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Therefore, the ASU excludes revenue associated with financial instruments including loans, leases, securities, and derivatives as these topics are accounted for using other standards. Other areas that are within the scope of the standard include service charges on deposit accounts, and gains and losses on other real estate owned. The Company has formed a working group to guide implementation efforts including the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and the respective performance obligations within those contracts. While the Company has not identified any material changes related to the timing or amount of revenue recognition, the Company will continue to evaluate disaggregation for significant categories of revenue in the scope of the guidance and the need for additional disclosures. Adoption is not anticipated to have a material impact on the Company’s financial statements.
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. The new standard establishes a right-of-use model that requires a lessee to record a right of use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company continues to evaluate the impact of ASU 2016-02e, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact on adoption of ASU 2016-02 on the Company’s financial statements and regulatory capital and risk-weighted assets; however, the Company does not expect the amendment to have a material impact on its results of operations.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. ASU 2016-13 should be applied on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the statement of financial condition as of the date of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The guidance will be effective for the Company’s financial statements that include periods beginning July 1, 2020. Early adoption is permitted beginning July 1, 2019. The Company has formed a working group, which is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things including evaluating third-party vendor solutions. The Company expects ASU 2016-13 to have a material impact on the Company’s financial statements.

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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. For each security, the Company inputs a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of each security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The national unemployment rate announced prior to the end of the period covered by this report (reported for November 2017) was 4.1%, down from the high of 10.0% in October 2009. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at December 31, 2017 are from 40.0% up to 68.3% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at December 31, 2017 are from 1.5% up to 10.4% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at December 31, 2017, the Company computed its discount rates as a spread between 260 and 636 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and June 30, 2017. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	December 31, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$—	$—
Securities—Available-for-Sale:
Agency RMBS	$—	$20,801	$—	$20,801
Non-Agency RMBS	—	—	24,791	24,791
Municipal	—	23,528	—	23,528
Other Debt Securities	—	122,605	—	122,605
Total—Securities—Available-for-Sale	$—	$166,934	$24,791	$191,725
Loans Held for Sale	$—	$24,499	$—	$24,499
Mortgage Servicing Rights	$—	$—	$9,066	$9,066
Other assets – Derivative Instruments	$—	$—	$1,344	$1,344
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$126	$126

	June 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$8,327	$8,327
Securities—Available-for-Sale:
Agency RMBS	$—	$27,206	$—	$27,206
Non-Agency RMBS	—	—	71,503	71,503
Municipal	—	27,163	—	27,163
Other Debt Securities	—	138,598	—	138,598
Total—Securities—Available-for-Sale	$—	$192,967	$71,503	$264,470
Loans Held for Sale	$—	$18,738	$—	$18,738
Mortgage Servicing Rights	$—	$—	$7,200	$7,200
Other assets – Derivative Instruments	$—	$—	$1,194	$1,194
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$168	$168

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2017
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$—	$66,619	$8,044	$1,188	$75,851
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	—	(199)	—	—	(199)
Included in earnings—Fair value gain (loss) on trading securities	—	—	—	—	—
Included in earnings—Mortgage banking income	—	—	98	30	128
Included in other comprehensive income	—	609	—	—	609
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	924	—	924
Issues	—	—	—	—	—
Sales	—	(40,000)	—	—	(40,000)
Settlements	—	(2,231)	—	—	(2,231)
Other-than-temporary impairment	—	(7)	—	—	(7)
Closing balance	$—	$24,791	$9,066	$1,218	$35,075

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(199)	$98	$30	$(71)

	For the Six Months Ended
	December 31, 2017
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$8,327	$71,503	$7,200	$1,026	$88,056
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	282	(199)	—	—	83
Included in earnings—Fair value gain (loss) on trading securities	—	—	—	—	—
Included in earnings—Mortgage banking income	—	—	379	192	571
Included in other comprehensive income	—	(1,154)	—	—	(1,154)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	1,487	—	1,487
Issues	—	—	—	—	—
Sales	(8,609)	(40,000)	—	—	(48,609)
Settlements	—	(5,203)	—	—	(5,203)
Other-than-temporary impairment	—	(156)	—	—	(156)
Closing balance	$—	$24,791	$9,066	$1,218	$35,075

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(199)	$379	$192	$372

	For the Three Months Ended
	December 31, 2016
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$7,695	$133,169	$4,855	$2,186	$147,905
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	—	(2,569)	—	—	(2,569)
Included in earnings—Fair value gain on trading securities	456	—	—	—	456
Included in earnings—Mortgage banking income	—	—	585	65	650
Included in other comprehensive income	—	1,780	—	—	1,780
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	710	—	710
Issues	—	—	—	—	—
Sales	—	(44,210)	—	—	(44,210)
Settlements	—	(4,594)	—	—	(4,594)
Other-than-temporary impairment	—	(1,350)	—	—	(1,350)
Closing balance	$8,151	$82,226	$6,150	$2,251	$98,778

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$456	$(2,569)	$585	$65	$(1,463)

	For the Six Months Ended
	December 31, 2016
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$7,584	$9,364	$3,943	$1,318	$22,209
Transfers into Level 3	—	124,547	—	—	124,547
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	—	(1,868)	—	—	(1,868)
Included in earnings—Fair value gain (loss) on trading securities	567	—	—	—	567
Included in earnings—Mortgage banking income	—	—	364	933	1,297
Included in other comprehensive income	—	9,314	—	—	9,314
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	1,843	—	1,843
Issues	—	—	—	—	—
Sales	—	(50,609)	—	—	(50,609)
Settlements	—	(7,052)	—	—	(7,052)
Other-than-temporary impairment	—	(1,470)	—	—	(1,470)
Closing balance	$8,151	$82,226	$6,150	$2,251	$98,778

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$567	$(1,868)	$364	$933	$(4)

The table below summarizes the quantitative information about level 3 fair value measurements at the periods indicated:

	December 31, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Available-for-Sale: Non-agency RMBS	$24,791	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 18.3% (12.5%) 1.5 to 10.4% (5.0%) 40.0 to 68.3% (57.8%) 2.6 to 6.4% (3.2%)
Mortgage Servicing Rights	$9,066	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.1 to 28.4% (9.8%) 2.5 to 9.4 (6.6) 9.5 to 13.0% (10.0%)
Derivative Instruments, net	$1,218	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.5%)

	June 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$8,327	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	12.2 to 21.8% (16.8%) 4.5 to 4.5% (4.5%)
Securities – Available-for-Sale: Non-agency RMBS	$71,503	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 23.4% (12.5%) 1.5 to 18.9% (5.3%) 40.0 to 68.8% (57.9%) 2.6 to 5.8% (3.3%)
Mortgage Servicing Rights	$7,200	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.3 to 26.9% (9.5%) 2.5 to 7.8 (6.6) 9.5 to 13.0% (9.7%)
Derivative Instruments, net	$1,026	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.5%)

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2017	2016	2017	2016
Interest income on investments	$—	$70	$—	$143
Fair value adjustment	—	456	—	567
Total	$—	$526	$—	$710

The table below summarizes assets measured for impairment on a non-recurring basis:

	December 31, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$26,671	$26,671
Home equity	—	—	16	16
Multifamily real estate secured	—	—	3,000	3,000
Auto and RV secured	—	—	152	152
Other	—	—	150	150
Total	$—	$—	$29,989	$29,989
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$8,613	$8,613
Autos and RVs	—	—	195	195
Total	$—	$—	$8,808	$8,808

	June 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$23,377	$23,377
Home equity	—	—	16	16
Multifamily real estate secured	—	—	4,255	4,255
Auto and RV secured	—	—	157	157
Commercial & Industrial	—	—	314	314
Other	—	—	274	274
Total	$—	$—	$28,393	$28,393
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$1,353	$1,353
Autos and RVs	—	—	60	60
Total	$—	$—	$1,413	$1,413

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $29,989, after charge-offs of $97 for the six months ended December 31, 2017, life to date charge-offs of $2,478, life to date interest payments applied to principal of $1,353 for total life to date principal balance adjustments of $3,831. Impaired loans had a related allowance of $887 at December 31, 2017.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $8,808 after charge-offs of $1 for the three months ended December 31, 2017.
There were no held-to-maturity securities at December 31, 2017 and June 30, 2017.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2017 and June 30, 2017.

As of December 31, 2017 and June 30, 2017, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	December 31, 2017	June 30, 2017
Aggregate fair value	$24,499	$18,738
Contractual balance	23,983	18,311
Unrealized gain	$516	$427
The total amount of unrealized gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2017	2016	2017	2016
Interest income	$225	$192	$372	$329
Change in fair value	81	99	282	1,046
Total	$306	$291	$654	$1,375

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	December 31, 2017
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$26,671	Sales comparison approach	Adjustment for differences between the comparable sales	-45.1 to 62.9% (1.6%)
Home equity	$16	Sales comparison approach	Adjustment for differences between the comparable sales	-52.0 to 7.4% (-6.7%)
Multifamily real estate secured	$3,000	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-32.1 to 48.7% (-12.2%)
Auto and RV secured	$152	Sales comparison approach	Adjustment for differences between the comparable sales	-21.6 to 71.5% (14.5%)
Other	$150	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) 4.3 to 4.4% (4.3%)
Other real estate owned and foreclosed assets:
Single family real estate	$8,613	Sales comparison approach	Adjustment for differences between the comparable sales	-21.4 to 31.6% (-1.3%)
Autos and RVs	$195	Sales comparison approach	Adjustment for differences between the comparable sales	-20.0 to 74.2% (8.0%)
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

	June 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$23,377	Sales comparison approach	Adjustment for differences between the comparable sales	-38.5 to 79.8% (6.4%)
Home equity	$16	Sales comparison approach	Adjustment for differences between the comparable sales	-6.1 to 26.1% (7.8%)
Multifamily real estate secured	$4,255	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-24.2 to 48.7% (2.4%)
Auto and RV secured	$157	Sales comparison approach	Adjustment for differences between the comparable sales	-17.2 to 42.4% (-5.5%)
Commercial and Industrial	$314	Discounted cash flow	Discount Rate	34.8 to 34.8% (34.8%)
Other	$274	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) 4.5 to 5.2% (4.9%)
Other real estate owned and foreclosed assets:
Single family real estate	$1,353	Sales comparison approach	Adjustment for differences between the comparable sales	-10.5 to 12.5% (0.1%)
Autos and RVs	$60	Sales comparison approach	Adjustment for differences between the comparable sales	-17.0 to 20.5% (6.2%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at December 31, 2017 and June 30, 2017 were as follows:

	December 31, 2017
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$618,089	$618,089	$—	$—	$618,089
Securities available-for-sale	191,725	—	166,934	24,791	191,725
Loans held for sale, at fair value	24,499	—	24,499	—	24,499
Loans held for sale, at lower of cost or fair value	7,067	—	—	7,249	7,249
Loans and leases held for investment—net	7,874,431	—	—	7,974,013	7,974,013
Accrued interest receivable	26,053	—	—	26,053	26,053
Mortgage servicing rights	9,066	—	—	9,066	9,066
Financial liabilities:
Time deposits and savings	7,393,233	—	7,065,220	—	7,065,220
Advances from the Federal Home Loan Bank	543,000	—	544,483	—	544,483
Subordinated notes and debentures and other	54,503	—	52,599	—	52,599
Accrued interest payable	1,517	—	1,517	—	1,517

	June 30, 2017
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$643,541	$643,541	$—	$—	$643,541
Securities trading	8,327	—	—	8,327	8,327
Securities available-for-sale	264,470	—	192,967	71,503	264,470
Loans held for sale, at fair value	18,738	—	18,738	—	18,738
Loans held for sale, at lower of cost or fair value	6,669	—	—	7,328	7,328
Loans and leases held for investment—net	7,374,493	—	—	7,521,281	7,521,281
Accrued interest receivable	20,781	—	—	20,781	20,781
Mortgage servicing rights	7,200	—	—	7,200	7,200
Financial liabilities:
Time deposits and savings	6,899,507	—	6,544,056	—	6,544,056
Securities sold under agreements to repurchase	20,000	—	20,152	—	20,152
Advances from the Federal Home Loan Bank	640,000	—	645,339	—	645,339
Subordinated notes and debentures and other	54,463	—	52,930	—	52,930
Accrued interest payable	1,284	—	1,284	—	1,284
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
The amortized cost, carrying amount and fair value for the major categories of securities: trading and available-for-sale at December 31, 2017 and June 30, 2017 were:

	December 31, 2017
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$20,948	$253	$(400)	$20,801
Non-agency[2]	—	25,983	200	(1,392)	24,791
Total mortgage-backed securities	—	46,931	453	(1,792)	45,592
Other debt securities:
Municipal	—	24,085	2	(559)	23,528
Non-agency	—	120,022	2,606	(23)	122,605
Total other debt securities	—	144,107	2,608	(582)	146,133
Total debt securities	$—	$191,038	$3,061	$(2,374)	$191,725

	June 30, 2017
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$27,379	$286	$(459)	$27,206
Non-agency[2]	—	65,401	7,406	(1,304)	71,503
Total mortgage-backed securities	—	92,780	7,692	(1,763)	98,709
Other debt securities:
Municipal	—	27,568	19	(424)	27,163
Non-agency	8,327	137,172	1,517	(91)	138,598
Total other debt securities	8,327	164,740	1,536	(515)	165,761
Total debt securities	$8,327	$257,520	$9,228	$(2,278)	$264,470

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $24,791 at December 31, 2017 consists of nineteen different issues of super senior securities with a fair value of $24,725 and two mezzanine z-tranche securities, negative-amortizing support tranches, with a fair value of $66 collateralized by seasoned prime and Alt-A first-lien mortgages. The Company acquired its mezzanine z-tranche securities in fiscal 2010 and accounts for them by measuring the excess of cash flows expected at acquisition over the purchase price (accretable yield) and recognizes interest income over the remaining life of the security.

Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310-30”). Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. During the quarter ended December 31, 2017, the Company sold its one senior support security for a loss of $861.
The current face amounts of debt securities available-for-sale that were pledged to secure borrowings at December 31, 2017 and June 30, 2017 were $1,211 and $6,183 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2017
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$2	$—	$13,788	$(400)	$13,790	$(400)
Non-agency	1,635	(63)	20,034	(1,329)	21,669	(1,392)
Total RMBS securities	1,637	(63)	33,822	(1,729)	35,459	(1,792)
Other Debt:
Municipal Debt	2,273	(10)	12,499	(549)	14,772	(559)
Non-agency	995	(6)	6,704	(17)	7,699	(23)
Total Other Debt	3,268	(16)	19,203	(566)	22,471	(582)
Total debt securities	$4,905	$(79)	$53,025	$(2,295)	$57,930	$(2,374)

	June 30, 2017
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$17,161	$(374)	$2,348	$(85)	$19,509	$(459)
Non-agency	2,487	(16)	25,097	(1,288)	27,584	(1,304)
Total RMBS securities	19,648	(390)	27,445	(1,373)	47,093	(1,763)
Other Debt:
Municipal Debt	13,431	(420)	1,757	(4)	15,188	(424)
Non-agency	27,750	(91)	—	—	27,750	(91)
Total Other Debt	41,181	(511)	1,757	(4)	42,938	(515)
Total debt securities	$60,829	$(901)	$29,202	$(1,377)	$90,031	$(2,278)
There were 25 securities that were in a continuous loss position at December 31, 2017 for a period of more than 12 months. There were 16 securities that were in a continuous loss position at June 30, 2017 for a period of more than 12 months.
The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$(15,677)	$(20,611)	$(15,528)	$(20,865)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	(7)	—	(7)	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	(1,350)	(149)	(1,470)
Credit losses realized for securities sold	15,574	5,330	15,574	5,704
Ending balance	$(110)	$(16,631)	$(110)	$(16,631)

At December 31, 2017, non-agency RMBS with a total carrying amount of $1,366 were determined to have cumulative credit losses of $110 of which $7 was recognized in earnings during the three months ended December 31, 2017. This quarter’s other-than-temporary impairment of $7 is related to one non-agency RMBS with a total carrying amount of $1,300. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the non-credit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the non-credit component as a charge to other comprehensive income, net of the related income tax benefit.
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
Total proceeds of $8,700 and net realized gains of $282 were realized from the sale of trading securities during the six months ended December 31, 2017. The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds	$40,045	$95,386	$40,045	$121,061
Gross realized gains	1,107	5,089	1,107	6,079
Gross realized losses	(1,306)	(3,467)	(1,306)	(3,467)
Net realized gain on securities	$(199)	$1,622	$(199)	$2,612

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	December 31, 2017	June 30, 2017
Available-for-sale debt securities—net unrealized gains	$687	$6,949
Available-for-sale debt securities—non-credit related losses	(173)	(6,115)
Subtotal	514	834
Tax (expense) benefit	(148)	(347)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$366	$487

The expected maturity distribution including repayments of the Company’s mortgage-backed securities and other debt securities classified as available-for-sale at December 31, 2017 were:

	December 31, 2017
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$1,199	$1,186
Due one to five years	4,150	4,124
Due five to ten years	4,138	4,145
Due after ten years	11,461	11,346
Total RMBS—U.S. agencies[1]	20,948	20,801
RMBS—Non-agency:
Due within one year	3,912	3,771
Due one to five years	12,201	11,677
Due five to ten years	7,317	6,932
Due after ten years	2,553	2,411
Total RMBS—Non-agency	25,983	24,791
Other debt:
Due within one year	41,846	43,122
Due one to five years	88,431	89,733
Due five to ten years	—	—
Due after ten years	13,830	13,278
Total other debt	144,107	146,133
Total	$191,038	$191,725
1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5.	LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

(Dollars in thousands)	December 31, 2017	June 30, 2017
Single family real estate secured:
Mortgage	$3,981,075	$3,901,754
Home equity	2,487	2,092
Warehouse and other[1]	495,669	452,390
Multifamily real estate secured	1,698,450	1,619,404
Commercial real estate secured	176,147	162,715
Auto and RV secured	189,557	154,246
Factoring	194,252	160,674
Commercial & Industrial	1,151,904	992,232
Other	79,522	3,754
Total gross loans and leases	7,969,063	7,449,261
Allowance for loan and lease losses	(45,606)	(40,832)
Unaccreted discounts and loan and lease fees	(49,026)	(33,936)
Total net loans and leases	$7,874,431	$7,374,493

[1]
The balance of single family warehouse loans was $190,357 at December 31, 2017 and $187,034 at June 30, 2017. The remainder of the balance was attributable to single family real estate secured commercial specialty and lender finance loans.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at December 31, 2017, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
Allowance for Loan and Lease Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provides general loan loss reserves for its automobile (“auto”) and recreational vehicle (“RV”) loans based upon the borrower credit score and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at December 31, 2017 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $189,405 of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $94,210; 715 – 769: $64,411; 700 – 714: $15,736; 660 – 699: $13,520 and less than 660: $1,528.
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
The Company had $3,954,404 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,303,779; 61% – 70%: $1,317,002; 71% – 80%: $333,428; and greater than 80%: $195.
The Company had $1,695,450 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $886,901; 56% – 65%: $520,878; 66% – 75%: $278,070; 76% – 80%: $9,601 and greater than 80%: $0.
The Company had $176,147 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $80,086; 51% – 60%: $39,252; 61% – 70%: $46,635; and 71% – 80%: $10,174.
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

The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	For the Three Months Ended December 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at October 1, 2017	$19,815	$20	$3,132	$4,838	$914	$2,958	$462	$9,614	$346	$42,099
Provision for loan and lease loss	(83)	(4)	(349)	(8)	(109)	104	19	1,876	2,554	4,000
Charge-offs	(11)	—	(287)	—	—	(191)	—	—	(153)	(642)
Recoveries	—	4	—	—	—	36	—	—	109	149
Balance at December 31, 2017	$19,721	$20	$2,496	$4,830	$805	$2,907	$481	$11,490	$2,856	$45,606

	For the Three Months Ended December 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at October 1, 2016	$19,483	$22	$2,554	$3,922	$917	$1,914	$294	$8,411	$79	$37,596
Provision for loan and lease loss	601	(16)	(375)	(9)	84	123	45	1,353	2,294	4,100
Charge-offs	(841)	—	—	—	—	(66)	—	—	(31)	(938)
Recoveries	—	16	—	—	—	46	—	—	108	170
Balance at December 31, 2016	$19,243	$22	$2,179	$3,913	$1,001	$2,017	$339	$9,764	$2,450	$40,928

	For the Six Months Ended December 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2017	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Provision for loan and lease loss	(159)	(6)	485	192	(203)	729	80	1,609	2,273	5,000
Charge-offs	(96)		(287)	—	—	(339)	—	—	(154)	(876)
Recoveries	4	7	—	—	—	138	—	—	501	650
Balance at December 31, 2017	$19,721	$20	$2,496	$4,830	$805	$2,907	$481	$11,490	$2,856	$45,606

	For the Six Months Ended December 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2016	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826
Provision for loan and lease loss	1,400	(21)	(506)	(25)	142	449	94	2,134	2,333	6,000
Charge-offs	(868)	—	—	—	(23)	(139)	—	—	(133)	(1,163)
Recoveries	45	20	—	—	—	92	—	—	108	265
Balance at December 31, 2016	$19,243	$22	$2,179	$3,913	$1,001	$2,017	$339	$9,764	$2,450	$40,928

The following tables present our loans and leases evaluated individually for impairment by class:

	December 31, 2017
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$2,954	$974	$1,980	$279	$2,259	$—	$—
Purchased	4,153	1,916	2,237	1	2,238	—	—
Multifamily Real Estate Secured:
Purchased	486	232	254	—	254	—	—
Auto and RV Secured:
In-house originated	500	367	133	5	138	—	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	21,065	12	21,053	—	21,053	746	—
Purchased	1,437	36	1,401	23	1,424	49	—
Home Equity:
In-house originated	16	—	16	—	16	1	—
Multifamily Real Estate Secured:
In-house originated	3,031	285	2,746	369	3,115	14	—
Auto and RV Secured:
In-house originated	28	9	19	1	20	1	—
Other	150	—	150	—	150	76	—
Total	$33,820	$3,831	$29,989	$678	$30,667	$887	$—
As a % of total gross loans and leases	0.42%	0.04%	0.38%	0.01%	0.39%	0.01%	—%

	June 30, 2017
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$4,240	$1,032	$3,208	$205	$3,413	$—	$—
Purchased	4,563	1,903	2,660	—	2,660	—	—
Multifamily Real Estate Secured:
Purchased	492	215	277	—	277	—	—
Auto and RV Secured:
In-house originated	418	295	123	3	126	—	—
With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	16,124	12	16,112	—	16,112	643	—
Purchased	1,429	32	1,397	17	1,414	37	—
Home Equity:
In-house originated	18	2	16	—	16	1	—
Multifamily Real Estate Secured:
In-house originated	4,170	192	3,978	186	4,164	19	—
Auto and RV Secured:
In-house originated	42	8	34	2	36	1	—
Commercial & Industrial	314	—	314	—	314	314	—
Other	274	—	274	—	274	43	—
Total	$32,084	$3,691	$28,393	$413	$28,806	$1,058	$—
As a % of total gross loans and leases	0.43%	0.05%	0.38%	0.01%	0.39%	0.01%	—%

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

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	December 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$795	$1	$—	$14	$—	$1	$—	$—	$76	$887
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	18,926	19	2,496	4,816	805	2,906	481	11,490	2,780	44,719
Total ending allowance balance	$19,721	$20	$2,496	$4,830	$805	$2,907	$481	$11,490	$2,856	$45,606
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$26,671	$16	$—	$3,000	$—	$152	$—	$—	$150	$29,989
Loans and leases collectively evaluated for impairment	3,954,404	2,471	495,669	1,695,450	176,147	189,405	194,252	1,151,904	79,372	7,939,074
Principal loan and lease balance	3,981,075	2,487	495,669	1,698,450	176,147	189,557	194,252	1,151,904	79,522	7,969,063
Unaccreted discounts and loan and lease fees	9,315	41	(1,113)	4,464	713	2,200	(60,230)	(1,835)	(2,581)	(49,026)
Accrued interest receivable	9,788	5	2,092	5,153	481	405	168	4,653	999	23,744
Total recorded investment in loans and leases	$4,000,178	$2,533	$496,648	$1,708,067	$177,341	$192,162	$134,190	$1,154,722	$77,940	$7,943,781
1 Loans and leases evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$680	$1	$—	$19	$—	$1	$—	$314	$43	$1,058
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	19,292	18	2,298	4,619	1,008	2,378	401	9,567	193	39,774
Total ending allowance balance	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$23,377	$16	$—	$4,255	$—	$157	$—	$314	$274	$28,393
Loans and leases collectively evaluated for impairment	3,878,377	2,076	452,390	1,615,149	162,715	154,089	160,674	991,918	3,480	7,420,868
Principal loan and lease balance	3,901,754	2,092	452,390	1,619,404	162,715	154,246	160,674	992,232	3,754	7,449,261
Unaccreted discounts and loan and lease fees	10,486	34	(1,702)	4,586	744	2,054	(49,350)	(640)	(148)	(33,936)
Accrued interest receivable	8,831	1	(766)	4,946	377	284	213	4,757	13	18,656
Total recorded investment in loans and leases	$3,921,071	$2,127	$449,922	$1,628,936	$163,836	$156,584	$111,537	$996,349	$3,619	$7,433,981
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans and leases consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2017	June 30, 2017
Single Family Real Estate Secured:
Mortgage:
In-house originated	$23,033	$19,320
Purchased	3,638	4,057
Home Equity:
In-house originated	16	16
Multifamily Real Estate Secured:
In-house originated	2,746	3,978
Purchased	254	277
Total non-performing loans secured by real estate	29,687	27,648
Auto and RV Secured	152	157
Commercial and Industrial	—	314
Other	150	274
Total non-performing loans and leases	$29,989	$28,393
Non-performing loans and leases to total loans and leases	0.38%	0.38%

The Company has no loans and leases over 90 days delinquent that are still accruing interest at December 31, 2017. Approximately 88.94% of the Company’s non-performing loans and leases are single family first mortgages already written down to 46.80% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans and leases that are performing and non-performing by portfolio class:

	December 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,954,404	$2,471	$495,669	$1,695,450	$176,147	$189,405	$194,252	$1,151,904	$79,372	$7,939,074
Non-performing	26,671	16	—	3,000	—	152	—	—	150	29,989
Total	$3,981,075	$2,487	$495,669	$1,698,450	$176,147	$189,557	$194,252	$1,151,904	$79,522	$7,969,063

	June 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,878,377	$2,076	$452,390	$1,615,149	$162,715	$154,089	$160,674	$991,918	$3,480	$7,420,868
Non-performing	23,377	16	—	4,255	—	157	—	314	274	28,393
Total	$3,901,754	$2,092	$452,390	$1,619,404	$162,715	$154,246	$160,674	$992,232	$3,754	$7,449,261

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	December 31, 2017
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,911,994	$42,410	$3,954,404	$1,614,892	$80,558	$1,695,450	$165,157	$10,990	$176,147
Non-performing	23,033	3,638	26,671	2,746	254	3,000	—	—	—
Total	$3,935,027	$46,048	$3,981,075	$1,617,638	$80,812	$1,698,450	$165,157	$10,990	$176,147

	June 30, 2017
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,827,649	$50,728	$3,878,377	$1,528,912	$86,237	$1,615,149	$150,880	$11,835	$162,715
Non-performing	19,320	4,057	23,377	3,978	277	4,255	—	—	—
Total	$3,846,969	$54,785	$3,901,754	$1,532,890	$86,514	$1,619,404	$150,880	$11,835	$162,715

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

Approximately 4.63% of our non-performing loans and leases at December 31, 2017 were considered TDRs, compared to 5.56% at June 30, 2017. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan and lease category to the performing loan and lease category and any previously deferred interest income is recognized.

The Company classifies these loans as performing loans temporarily modified as TDR and are included in impaired loans and leases as follows:

	December 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-performing loans and leases	26,671	16	—	3,000	—	152	—	—	150	29,989
Total impaired loans and leases	$26,671	$16	$—	$3,000	$—	$152	$—	$—	$150	$29,989

	June 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-performing loans and leases	23,377	16	—	4,255	—	157	—	314	274	28,393
Total impaired loans and leases	$23,377	$16	$—	$4,255	$—	$157	$—	$314	$274	$28,393

The Company recognizes interest on performing loans temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended December 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average balances of performing TDRs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average balances of impaired loans	$27,083	$16	$—	$3,598	$—	$141	$—	$—	$206	$31,044

	For the Three Months Ended December 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3
Average balances of performing TDRs	$207	$—	$—	$—	$—	$—	$—	$—	$—	$207
Average balances of impaired loans	$31,855	$40	$—	$5,606	$232	$262	$—	$—	$510	$38,505

	For the Six Months Ended December 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average balances of performing TDRs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average balances of impaired loans	$25,847	$16	$—	$3,817	$—	$146	$—	$105	$229	$30,160

	For the Six Months Ended December 31, 2016
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$6	$—	$—	$—	$—	$—	$—	$—	$—	$6
Average balances of performing TDRs	$208	$—	$—	$—	$—	$—	$—	$—	$—	$208
Average balances of impaired loans	$30,773	$37	$—	$4,476	$239	$267	$—	$—	$565	$36,357

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

The following table presents the composition of the Company’s loan and lease portfolio by credit quality indicators:

	December 31, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,872,932	$39,062	$23,033	$—	$3,935,027
Purchased	42,043	367	3,638	—	46,048
Home Equity:
In-house originated	2,471	—	16	—	2,487
Warehouse and other:
In-house originated	495,669	—	—	—	495,669
Multifamily Real Estate Secured:
In-house originated	1,612,658	2,234	2,746	—	1,617,638
Purchased	79,561	—	1,251	—	80,812
Commercial Real Estate Secured:
In-house originated	165,157	—	—	—	165,157
Purchased	9,047	1,943	—	—	10,990
Auto and RV Secured:
In-house originated	189,391	22	144	—	189,557
Factoring	194,252	—	—	—	194,252
Commercial & Industrial:
In-house originated	1,112,380	4,674	—	—	1,117,054
Purchased	33,159	94	1,597		34,850
Other	79,372	—	150	—	79,522
Total	$7,888,092	$48,396	$32,575	$—	$7,969,063
As a % of total gross loans and leases	99.0%	0.6%	0.4%	—%	100.0%

	June 30, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,808,886	$18,763	$19,320	$—	$3,846,969
Purchased	49,893	538	4,354	—	54,785
Home Equity:
In-house originated	2,076	—	16	—	2,092
Warehouse and other:
In-house originated	452,390	—	—	—	452,390
Multifamily Real Estate Secured:
In-house originated	1,526,931	1,981	3,978	—	1,532,890
Purchased	84,775	452	1,287	—	86,514
Commercial Real Estate Secured:
In-house originated	150,880	—	—	—	150,880
Purchased	9,868	1,967	—	—	11,835
Auto and RV Secured:
In-house originated	153,994	77	175	—	154,246
Factoring	160,674	—	—	—	160,674
Commercial & Industrial	991,918	—	314	—	992,232
Other	3,480	—	274	—	3,754
Total	$7,395,765	$23,778	$29,718	$—	$7,449,261
As a % of total gross loans and leases	99.3%	0.3%	0.4%	—%	100.0%

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

	December 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage:
In-house originated	$8,409	$2,953	$19,798	$31,160
Purchased	556	203	2,137	2,896
Home equity:
In-house originated	—	—	16	16
Multifamily real estate secured:
In-house originated	—	—	2,746	2,746
Auto and RV secured	389	21	68	478
Factoring	—	548	—	548
Commercial and industrial	672	—	—	672
Other	52	—	150	202
Total	$10,078	$3,725	$24,915	$38,718
As a % of total gross loans and leases	0.13%	0.05%	0.31%	0.49%

	June 30, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$4,892	$2,325	$19,297	$26,514
Purchased	244	101	1,751	2,096
Home equity
In-house originated	—	—	16	16
Multifamily real estate secured
In-house originated	—	—	3,978	3,978
Auto and RV secured
In-house originated	149	77	3	229
Commercial and industrial	—	—	314	314
Other	—	—	274	274
Total	$5,285	$2,503	$25,633	$33,421
As a % of total gross loans and leases	0.07%	0.03%	0.35%	0.45%

6.	INCOME TAXES
In the three months ended December 31, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35.0% to 21.0%, resulting from legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending June 30, 2018, including reducing the U.S. federal corporate statutory tax rate to 21.0% beginning January 1, 2018, which results in a blended federal corporate statutory tax rate of 28.1% for the Company’s fiscal year ending June 30, 2018 that is based on the applicable tax rates before and after the Tax Act and the number of days in the year.
Additionally, during the three months ended December 31, 2017, the Company revalued the deferred tax balance to reflect the new corporate tax rate, which resulted in a decrease in net deferred tax assets of $8,032. As a result, income tax expense reported for the six months ended December 31, 2017 was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $1,866. This amount comprises an increase of $8,032 from the application of the newly enacted rates to existing deferred balances partially offset by a reduction of $6,166 in income tax expense for the six months ended December 31, 2017 related to the lower corporate rate.
The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

7.	EQUITY AND STOCK-BASED COMPENSATION
On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100 million of common stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. As of December 31, 2017, the Company has repurchased a total of $28.3 million, or 1,003,463 common shares at an average price of $28.20 per share with $71.7 million remaining under the current board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying unaudited condensed consolidated financial statements.
During the six months ended December 31, 2017 and 2016, the Company granted 683,691 and 804,518 restricted stock units, to employees and directors, respectively. Restricted stock unit awards (“RSUs”) granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to the Company’s CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the three months ended December 31, 2017 and December 31, 2016 include stock award expense of $4,028 and $3,413, with total income tax benefit of $1,771 and $1,432, respectively. For the six months ended December 31, 2017 and December 31, 2016 stock award expense was $7,687 and $6,450, with total income tax benefit of $3,267 and $2,705, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2017, unrecognized compensation expense related to non-vested awards aggregated to $31,356 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2018	$8,364
2019	13,071
2020	7,908
2021	2,013
Total	$31,356

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2016	1,059,726	$22.53
Granted	843,611	21.13
Vested	(570,764)	20.86
Canceled	(92,251)	20.26
Non-vested balance at June 30, 2017	1,240,322	$22.52
Granted	683,691	26.09
Vested	(328,943)	21.43
Canceled	(40,876)	22.62
Non-vested balance at December 31, 2017	1,554,194	$24.32
The total fair value of shares vested for the three and six months ended December 31, 2017 was $3,081 and $8,726. The total fair value of shares vested for the three and six months ended December 31, 2016 was $2,293 and $5,289.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Earnings Per Common Share
Net income	$31,658	$32,300	$64,041	$61,197
Preferred stock dividends	(78)	(78)	(155)	(155)
Net income attributable to common shareholders	$31,580	$32,222	$63,886	$61,042

Average common shares outstanding	63,487,698	63,341,437	63,557,105	63,312,805
Average unvested RSUs	1,496,635	1,520,103	1,457,599	1,412,167
Total basic weighted-average number of shares outstanding	64,984,333	64,861,540	65,014,704	64,724,972
Total dilutive weighted-average number of shares outstanding	64,984,333	64,861,540	65,014,704	64,724,972

Basic earnings per common share	$0.49	$0.50	$0.98	$0.94
Diluted earnings per common share	$0.49	$0.50	$0.98	$0.94

9.	COMMITMENTS AND CONTINGENCIES
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
At December 31, 2017, the Company had commitments to originate $149,667 in fixed rate loans and leases and $421,062 in variable rate loans, totaling an aggregate outstanding principal balance of $570,729. Our fixed rate loan and lease commitments to originate had rates ranging from 2.88% to 7.66%. At December 31, 2017, the Company also had commitments to sell $99,981 in fixed rate loans and $3,335 in variable rate loans, totaling an aggregate outstanding principal balance of $103,316.

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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “First Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The First Class Action complaint was amended by a certain Consolidated Amended Class Complaint filed on April 11, 2016. On September 27, 2016, the Court dismissed the First Class Action, with leave to amend, as to defendants Andrew Micheletti, Paul Grinberg, Nicholas Mosich and James Argalas. The Court denied the Motion to Dismiss with respect to the Company and Gregory Garrabrants. On November 25, 2016, the putative class action plaintiff filed a Second Amended Class Action Complaint (the “Second Amended Complaint”), which includes the previously dismissed defendants. On December 23, 2016, the Company and other defendants filed a motion to dismiss such Second Amended Complaint. On May 23, 2017, the Court granted in part and denied in part the defendants; motion to dismiss the Second Amended Complaint. On September 28, 2017, the Company and other defendants filed a motion for judgment on the pleadings, which is currently pending. On December 1, 2017, the Court granted the motion to dismiss with leave. On December 22, 2017, the putative class action plaintiff filed a Third Amended Class Action Complaint (the “Third Amended Complaint”). On January 19, 2018, the Company and other defendants filed a motion to dismiss such Third Amended Complaint. The First Class Action seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The Second and Third Amended Complaints allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other defendants named in the Employment Matter dispute the allegations of wrongdoing advanced by the plaintiff in that case, including plaintiff’s statement of the underlying factual circumstances, and are vigorously defending against the complaint filed in connection therewith. Moreover, the Company and the other named defendants dispute the allegations advanced by the plaintiffs in the First Class Action and are vigorously defending against the Third Amended Complaint.
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
The United States District Court for the Southern District of California ordered the five above-referenced cases pending before it to be consolidated, appointed lead counsel in the consolidated action, and ordered the parties to meet and confer regarding a schedule for the filing of a consolidated complaint and defendants’ response to the complaint. Pursuant to the order, counsel have met and conferred regarding proposals for (a) the time for plaintiffs to file a consolidated complaint or provide notice of plaintiffs’ intent to rely upon the original Complaint in Case No. 3:15-cv-02722-GPC-KSC (the “Operative Complaint”); (b) the time for defendants to respond to the Operative Complaint; and (c) a schedule for briefing any motion to dismiss that may be filed by a defendant. A stipulation setting forth the agreed litigation schedule has been submitted to the Court. On April 10, 2017, the plaintiffs filed an amended complaint (the “Amended Operative Complaint”).
The two derivative actions pending before the San Diego County Superior Court have been consolidated and have been stayed by agreement of the parties.

10.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the six months ended December 31, 2017, and no new loans and no refinances of existing loans during the six months ended December 31, 2016. One of the existing related party loans had a rate modification and term extension, but no change in amount of credit extended during the six months ended December 31, 2016.

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include changes in the interest rate environment, economic conditions, changes in the competitive marketplace, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2017, which has been filed with the Securities and Exchange Commission and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is the holding company for BofI Federal Bank (the “Bank”), a diversified financial services company with approximately $8.9 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index, the S&P SmallCap 600® Index and the KBW Nasdaq Financial Technology Index.
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
Effect of Tax Cuts and Jobs Act of 2017
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending June 30, 2018 and future periods, including reducing the U.S. federal corporate statutory tax rate to 21.0% beginning January 1, 2018, which results in a blended federal corporate statutory tax rate of 28.1% for the Company’s fiscal year ending June 30, 2018 that is based on the applicable tax rates before and after the Tax Act and the number of days in the year. The Tax Act also reduces the limit on deductible mortgage debt to $750,000 for new loans, which may have a negative impact on our jumbo residential mortgage lending. Additionally, the tax code changes contained in the Tax Act may also have an impact on the volumes of our tax-related products and services offered in conjunction with H&R Block, Inc. Given the short time frame since enactment, we cannot predict whether, or to what extent, the Tax Act will effect any of our product and service offerings. See Results of Operations for further information.

Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. During the six months ended December 31, 2017, there were no such transactions; however, in July 2017, the Bank expanded its relationship with H&R Block, Inc. (“H&R Block”) and entered into an agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2018 tax season. No acquisitions occurred during the fiscal year ended June 30, 2017. Further discussion of our Brand Partnership Products can be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2017 and Note 2 – “Significant Accounting Policies” of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.
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
Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2017 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2017.
Use of Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures that adjust our net income, net income attributable to common stockholders and diluted earnings per common share (“EPS”) calculations for the one-time charge from the revaluation of BofI’s deferred tax assets and liabilities as a result of the enactment of the 2017 Tax Cut and Jobs Act, which we believe provides useful information about the Company’s operating performance. We previously reported a non-GAAP financial measure titled ‘adjusted earnings’ that excluded realized and unrealized gains and losses associated with our securities portfolio, net of tax. The adjusted earnings financial measure was removed this period because it no longer provided useful information for management and did not enhance investors’ understanding of the business and its performance due to the insignificant nature of the adjustments in recent history. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as to their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(dollars in thousands)	December 31, 2017	June 30, 2017	December 31, 2016
Selected Balance Sheet Data:
Total assets	$8,915,959	$8,501,680	$8,167,876
Loans and leases—net of allowance for loan and lease losses	7,874,431	7,374,493	6,811,470
Loans held for sale, at fair value	24,499	18,738	33,990
Loans held for sale, lower of cost or fair value	7,067	6,669	15,905
Allowance for loan and lease losses	45,606	40,832	40,928
Securities—trading	—	8,327	8,151
Securities—available-for-sale	191,725	264,470	379,734
Total deposits	7,393,233	6,899,507	6,610,674
Securities sold under agreements to repurchase	—	20,000	35,000
Advances from the FHLB	543,000	640,000	665,000
Subordinated notes and debentures and other	54,503	54,463	56,408
Total stockholders’ equity	873,663	834,247	753,671

Capital Ratios:
Equity to assets at end of period	9.80%	9.81%	9.23%
BofI Holding, Inc:
Tier 1 leverage (core) capital to adjusted average assets	10.26%	9.95%	9.71%
Common equity tier 1 capital (to risk-weighted assets)	14.39%	14.66%	14.51%
Tier 1 capital (to risk-weighted assets)	14.48%	14.75%	14.61%
Total capital (to risk-weighted assets)	16.08%	16.38%	16.39%
BofI Federal Bank:
Tier 1 leverage (core) capital to adjusted average assets	10.26%	9.60%	9.36%
Common equity tier 1 capital (to risk-weighted assets)	14.48%	14.25%	14.08%
Tier 1 capital (to risk-weighted assets)	14.48%	14.25%	14.08%
Total capital (to risk-weighted assets)	15.23%	14.97%	14.88%

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Selected Income Statement Data:
Interest and dividend income	$107,785	$94,301	$211,296	$181,781
Interest expense	23,572	17,940	46,533	35,640
Net interest income	84,213	76,361	164,763	146,141
Provision for loan and lease losses	4,000	4,100	5,000	6,000
Net interest income after provision for loan and lease losses	80,213	72,261	159,763	140,141
Non-interest income	17,099	16,700	30,439	31,432
Non-interest expense	40,809	33,300	78,829	66,178
Income before income tax expense	56,503	55,661	111,373	105,395
Income tax expense	24,845	23,361	47,332	44,198
Net income	$31,658	$32,300	$64,041	$61,197
Net income attributable to common stock	$31,580	$32,222	$63,886	$61,042

Per Share Data:
Net income:
Basic	$0.49	$0.50	$0.98	$0.94
Diluted	$0.49	$0.50	$0.98	$0.94
Book value per common share	$13.85	$11.82	$13.85	$11.82
Tangible book value per common share	$13.70	$11.72	$13.70	$11.72

Weighted average number of shares outstanding:
Basic	64,984,333	64,861,540	65,014,704	64,724,972
Diluted	64,984,333	64,861,540	65,014,704	64,724,972
Common shares outstanding at end of period	62,720,641	63,359,001	62,720,641	63,359,001
Common shares issued at end of period	65,444,875	64,761,369	65,444,875	64,761,369

Performance Ratios and Other Data:
Loan and lease originations for investment	$1,368,229	$1,071,713	$2,328,741	$1,996,883
Loan originations for sale	$686,224	$609,361	$1,016,493	$844,456
Return on average assets	1.49%	1.66%	1.51%	1.60%
Return on average common stockholders’ equity	14.37%	17.49%	14.80%	17.05%
Interest rate spread[1]	3.71%	3.82%	3.67%	3.71%
Net interest margin[2]	4.00%	4.00%	3.94%	3.89%
Efficiency ratio	40.28%	35.78%	40.38%	37.27%

Asset Quality Ratios:
Net annualized charge-offs to average loans and leases	0.03%	0.05%	0.01%	0.03%
Non-performing loans and leases to total loans and leases	0.38%	0.50%	0.38%	0.50%
Non-performing assets to total assets	0.44%	0.43%	0.44%	0.43%
Allowance for loan and lease losses to total loans and leases at end of period	0.57%	0.60%	0.57%	0.60%
Allowance for loan and lease losses to non-performing loans and leases	152.08%	118.42%	152.08%	118.42%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2017 and 2016
For the three months ended December 31, 2017, we had net income of $31.7 million compared to net income of $32.3 million for the three months ended December 31, 2016. Net income attributable to common stockholders was $31.6 million or $0.49 per diluted share for the three months ended December 31, 2017 compared to net income attributable to common shareholders of $32.2 million or $0.50 per diluted share for the three months ended December 31, 2016. For the six months ended December 31, 2017, we had net income of $64.0 million compared to net income of $61.2 million for the six months ended December 31, 2016. Net income attributable to common stockholders was $63.9 million or $0.98 per diluted share for the six months ended December 31, 2017 compared to net income attributable to common shareholders of $61.0 million or $0.94 per diluted share for the six months ended December 31, 2016. For the three months ended December 31, 2017, the decrease in net income was primarily related to a revaluation of our deferred tax asset as a result of the Tax Act, partially offset by increased net interest income from loan growth and reduced income taxes due to reduced federal tax rate as a result of the Tax Act. For the six months ended December 31, 2017, the increase in net income was primarily related to increased net interest income from loan growth partially offset by the revaluation of our deferred tax asset.

Other key comparisons between our operating results for the three and six months ended December 31, 2017 and 2016 are as follows:

•
Net interest income increased $7.9 million and $18.6 million due to a 10.3% and 11.4% increase in average earning assets in the three and six months ended December 31, 2017, respectively. These increases were primarily the result of growth in loans and deposits. As a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year our market rates on loans and deposits have increased. Our net interest margin was flat and increased 5 basis points for the three and six months ended December 31, 2017 compared to the three and six months ended December 31, 2016, respectively.

•
Non-interest income increased $0.4 million and decreased $1.0 million for the three and six months ended December 31, 2017 compared to the three and six months ended December 31, 2016, respectively. The $0.4 million increased in non-interest income for the three months ended December 31, 2017, was the result of a 1.7 million increase in banking service fees and other income primarily due to increased fees related to seasonal H&R Block-branded products and service fee income, a reduction in unrealized loss on securities of $0.9 million, and an increase in prepayment penalty fee income of $0.5 million, partially offset by decrease in realized gain (loss) on securities of $1.8 million and a decrease in mortgage banking income of $0.8 million. The $1.0 million decrease in non-interest income for the six months ended December 31, 2017, was primarily the result a $2.5 million decrease in realized gain on securities, a $1.4 million decrease in gain on sale – other income, primarily from reduced sales of structured settlements, and a $1.2 million decrease in mortgage banking, partially offset by a $3.1 million increase in banking service fees and other income primarily due to increased fees related H&R Block-branded products and service fee income, a $0.7 million decrease in unrealized loss on securities, and an increase in prepayment penalty fee income of $0.3 million.

•
Non-interest expense increased $7.5 million and $12.7 million for the three and six months ended December 31, 2017 compared to the three and six months ended December 31, 2016, respectively. For the three months ended December 31, 2017 compared to the three months ended December 31, 2016 salaries and related expenses increased $4.4 million primarily due to the overall increase in staff to support the overall growth of the Bank. Advertising and promotional increased by $1.8 million, primarily related to increased lead generation costs, and data processing and internet expense increased $1.0 million primarily due to software initiatives and enhancements to the Bank’s core processing system. For the six months ended December 31, 2017 compared to the six months ended December 31, 2016 salaries and related expenses increased $7.1 million primarily due to the overall increase in staff to support the overall growth of the Bank. Advertising and promotional expense increased $2.3 million primarily related to increased lead generation costs, data processing and internet expense increased $1.9 million due to software initiatives and enhancements to the Bank’s core processing system.

As a result of the 2017 Tax Cut and Jobs Act (“Tax Act”), BofI incurred an $8.0 million one-time charge from the revaluation of its deferred tax assets and liabilities. Non-GAAP net income and non-GAAP net income attributable to common stockholders excluding the deferred tax revaluation were $39.7 million and $39.6 million, respectively, or $0.61 per diluted share for the second quarter of fiscal 2018, an increase of 22.9% from the second quarter ended December 31, 2016.
Below is a reconciliation of GAAP net income, net income attributable to common stockholders and diluted EPS to the non-GAAP calculations adjusted for the deferred tax revaluation:

	Three Months Ended
	December 31, 2017
(Dollars in thousands, except per share data)	GAAP	Deferred Tax Adjustment	Non-GAAP Adjusted for Deferred Tax Revaluation
Net income	$31,658	$8,032	$39,690
Net income attributable to common stockholders	$31,580	$8,032	$39,612
Diluted EPS	$0.49	$0.12	$0.61
Net Interest Income
Net interest income for the three and six months ended December 31, 2017 totaled $84.2 million and $164.8 million, an increase of 10.3% and 12.7%, compared to net interest income of $76.4 million and $146.1 million for the three and six months ended December 31, 2016. The growth of net interest income for both the three and six months ended December 31, 2017 is primarily due to net loan and lease portfolio growth.
Total interest and dividend income during the three and six months ended December 31, 2017 increased 14.3% to $107.8 million and 16.2% to $211.3 million, respectively, compared to $94.3 million and $181.8 million during the three and six months ended December 31, 2016. The increases in interest and dividend income for the three and six months ended December 31, 2017 was primarily attributable to the continued growth in average earning assets from loan originations, primarily in the commercial & industrial. The average balance of loans and leases increased 13.5% and 14.6% for the three and six months ended December 31, 2017 compared to the three and six months ended December 31, 2016. As a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year we have marked up our adjustable loans and have increased the market rates on new loans.
Total interest expense was $23.6 million and $46.5 million for the three and six months ended December 31, 2017, an increase of $5.6 million or 31.4% and of $10.9 million or 30.6% as compared with the three and six months ended December 31, 2016, respectively. The increase for the three months ended December 31, 2017 was due primarily to increased rates of deposits. The average funding rate for the three months ended December 31, 2017 compared to the same 2016 period increased 29 basis points while average interest-bearing liabilities grew 4.8%. The average funding rate for the six months ended December 31, 2017 compared to the same 2016 period increased 25 basis points as a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year, while average interest-bearing liabilities grew 6.4%.
Net interest margin, defined as annualized net interest income divided by average earning assets, was even at 4.00% and increased by 5 basis points to 3.94% for the three and six months ended December 31, 2017, respectively. The net interest margins of 4.00% and 3.94% for the three and six months ended December 31, 2017 were primarily the result of the above discussed changes in loan yields and in the overall cost of funds, respectively.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2017 and 2016:

	For the Three Months Ended
	December 31,
	2017			2016
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$7,586,405	$102,034	5.38%	$6,683,192	$85,839	5.14%
Interest-earning deposits in other financial institutions	546,223	1,748	1.28%	435,574	562	0.52%
Mortgage-backed and other investment securities[4]	223,611	2,886	5.16%	458,501	4,814	4.20%
Stock of the FHLB, at cost	63,207	1,117	7.07%	54,008	3,086	22.86%
Total interest-earning assets	8,419,446	107,785	5.12%	7,631,275	94,301	4.94%
Non-interest-earning assets	89,343			152,679
Total assets	$8,508,789			$7,783,954
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,991,957	$13,347	1.07%	$4,736,597	$8,177	0.69%
Time deposits	840,542	5,697	2.71%	1,021,441	5,834	2.28%
Securities sold under agreements to repurchase	5,598	53	3.79%	35,000	391	4.47%
Advances from the FHLB	811,663	3,557	1.75%	546,500	2,605	1.91%
Subordinated notes and debentures and other	54,502	918	6.74%	56,453	933	6.61%
Total interest-bearing liabilities	6,704,262	23,572	1.41%	6,395,991	17,940	1.12%
Non-interest-bearing demand deposits	862,724			598,202
Other non-interest-bearing liabilities	57,448			47,763
Stockholders’ equity	884,355			741,998
Total liabilities and stockholders’ equity	$8,508,789			$7,783,954
Net interest income		$84,213			$76,361
Interest rate spread[5]			3.71%			3.82%
Net interest margin[6]			4.00%			4.00%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $29.5 million and $30.4 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2017 and 2016 three-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2017 and 2016:

	For the Six Months Ended
	December 31,
	2017			2016
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$7,539,303	$199,609	5.30%	$6,581,086	$166,458	5.06%
Interest-earning deposits in other financial institutions	533,343	3,440	1.29%	413,633	1,076	0.52%
Mortgage-backed and other investment securities[4]	234,657	6,014	5.13%	462,595	9,916	4.29%
Stock of the FHLB, at cost	63,207	2,233	7.07%	54,532	4,331	15.88%
Total interest-earning assets	8,370,510	211,296	5.05%	7,511,846	181,781	4.84%
Non-interest-earning assets	95,875			157,969
Total assets	$8,466,385			$7,669,815
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,843,243	$25,211	1.04%	$4,538,859	$15,956	0.70%
Time deposits	827,168	11,151	2.70%	1,039,449	11,569	2.23%
Securities sold under agreements to repurchase	11,060	229	4.14%	35,000	758	4.33%
Advances from the FHLB	985,525	8,109	1.65%	649,380	5,469	1.68%
Subordinated notes and debentures and other	54,490	1,833	6.73%	56,325	1,888	6.70%
Total interest-bearing liabilities	6,721,486	46,533	1.38%	6,319,013	35,640	1.13%
Non-interest-bearing demand deposits	811,744			572,420
Other non-interest-bearing liabilities	64,545			57,342
Stockholders’ equity	868,610			721,040
Total liabilities and stockholders’ equity	$8,466,385			$7,669,815
Net interest income		$164,763			$146,141
Interest rate spread[5]			3.67%			3.71%
Net interest margin[6]			3.94%			3.89%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $29.6 million and $30.5 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2017 and 2016 six-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and six months ended December 31, 2017 and 2016:

	For the Three Months Ended				For the Six Months Ended
	December 31, 2017				December 31, 2017
	2017 vs 2016				2017 vs 2016
	Increase (Decrease) Due to				Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans and leases	$11,606	$4,010	$579	$16,195	$24,243	$7,897	$1,011	$33,151
Interest-earning deposits in other financial institutions	144	828	214	1,186	311	1,592	461	2,364
Mortgage-backed and other investment securities	(2,466)	1,100	(562)	(1,928)	(4,889)	1,943	(956)	(3,902)
Stock of the FHLB, at cost	526	(2,132)	(363)	(1,969)	689	(2,402)	(385)	(2,098)
	$9,810	$3,806	$(132)	$13,484	$20,354	$9,030	$131	$29,515
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$440	$4,500	$230	$5,170	$1,065	$7,716	$474	$9,255
Time deposits	(1,031)	1,098	(204)	(137)	(2,367)	2,443	(494)	(418)
Securities sold under agreements to repurchase	(329)	(60)	51	(338)	(518)	(33)	22	(529)
Advances from the FHLB	1,266	(219)	(95)	952	2,824	(97)	(87)	2,640
Subordinated notes and debentures and other	(32)	18	(1)	(15)	(61)	8	(2)	(55)
	$314	$5,337	$(19)	$5,632	$943	$10,037	$(87)	$10,893

Provision for Loan and Lease Losses
The loan and lease loss provision was $4.0 million for the three months ended December 31, 2017 compared to $4.1 million for the three months ended December 31, 2016. The loan and lease loss provision was $5.0 million for the six months ended December 31, 2017 compared to $6.0 million for the six months ended December 31, 2016. The decrease in the loss provision for the three and six months ended December 31, 2017 is due to a lower level of net charge-offs and a change in the mix of loans and leases, partially offset by loan growth. Provisions for loan and lease losses are charged to income to bring the allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan and Lease Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2017	2016	Inc (Dec)	2017	2016	Inc (Dec)
Realized gain (loss) on securities:
Sale of securities	$(199)	$1,622	$(1,821)	$83	$2,612	$(2,529)
Total realized gain (loss) on securities	(199)	1,622	(1,821)	83	2,612	(2,529)
Other-than-temporary loss on securities:
Total impairment losses	$(5,904)	$(7,718)	$1,814	$(6,098)	$(8,999)	$2,901
Loss recognized in other comprehensive loss	5,897	6,368	(471)	5,942	7,529	(1,587)
Net impairment loss recognized in earnings	(7)	(1,350)	1,343	(156)	(1,470)	1,314
Fair value gain on trading securities	—	456	(456)	—	567	(567)
Total unrealized loss on securities	(7)	(894)	887	(156)	(903)	747
Prepayment penalty fee income	1,165	637	528	2,234	1,935	299
Gain on sale – other	1,920	2,033	(113)	2,366	3,726	(1,360)
Mortgage banking income	4,055	4,837	(782)	8,763	9,970	(1,207)
Banking service fees and other income	10,165	8,465	1,700	17,149	14,092	3,057
Total non-interest income	$17,099	$16,700	$399	$30,439	$31,432	$(993)
Non-interest income increased $0.4 million to $17.1 million for the three months ended December 31, 2017. The increase was primarily the result of a $1.7 million increase in banking service fees due to increased fees related to seasonal H&R Block-branded products and service fee income, a $0.9 million reduction in unrealized loss on securities, a $0.5 million increase in prepayment penalty fee income, partially offset by a $1.8 million decrease in realized gain (loss) on securities, a $0.8 million decrease in mortgage banking income and a decrease in gain on sale – other of $0.1 million. The H&R Block relationship began in fiscal 2016 and introduced seasonality into banking service fees and other income category of non-interest income, with an increase during our second quarter and the peak income in this category typically occurring during our third fiscal quarter ended March 31. Therefore, banking services fees and other income for the three months ended December 31, 2017 are not indicative of results to be expected for other quarters during the fiscal year. Historically, the primary non-interest income generating H&R Block products and services that lead to the increased banking service fees and other income are EPC and RT. This fiscal year we entered into an agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2018 tax season and in the three months ended December 31, 2017 we received $1.0 million in fee revenue for the marketing services on the Refund Advance program. For the three months ended December 31, 2017, EPC was flat at $1.5 million with the three months ended December 31, 2016 and RT revenue was de minimis in both periods. Non-interest income decreased $1.0 million to $30.4 million for the six months ended December 31, 2017. The decrease was primarily the result of a $2.5 million decrease in realized gain (loss) on securities, a decrease in gain on sale – other of $1.4 million due to reduced sales of structured settlements, partially offset by an increase of $3.1 million in banking service fees. For the six months ended December 31, 2017, EPC was flat at $2.8 million compared to the six months ended December 31, 2016, RT revenue was de minimis in both periods and we received $1.0 million in fee revenue for the marketing services on the Refund Advance program during the six months ended December 31, 2017.
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

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2017	2016	Inc (Dec)	2017	2016	Inc (Dec)
Salaries and related costs	$24,306	$19,933	$4,373	$46,439	$39,340	$7,099
Data processing and internet	3,910	2,941	969	7,975	6,113	1,862
Advertising and promotional	3,811	1,981	1,830	6,777	4,522	2,255
Depreciation and amortization	1,947	1,411	536	3,695	2,764	931
Occupancy and equipment	1,437	1,363	74	2,918	2,638	280
Professional services	856	1,086	(230)	2,480	2,440	40
FDIC and regulator fees	1,005	884	121	2,096	2,124	(28)
Real estate owned and repossessed vehicles	24	348	(324)	93	506	(413)
Other general and administrative	3,513	3,353	160	6,356	5,731	625
Total non-interest expenses	$40,809	$33,300	$7,509	$78,829	$66,178	$12,651
Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $40.8 million for the three months ended December 31, 2017, up from $33.3 million for the three months ended December 31, 2016. Non-interest expense was $78.8 million for the six months ended December 31, 2017, up from $66.2 million for the six months ended December 31, 2016. The increase in compensation expense for the three and six months ended December 31, 2017 was primarily due to the expansion of the Bank, specifically in areas related to lending, information technology infrastructure development and regulatory compliance.
Total salaries and related costs increased $4.4 million to $24.3 million for the three months ended December 31, 2017 compared to $19.9 million for the three months ended December 31, 2016 due to increased staffing levels to support growth in lending and information technology infrastructure development activities. Total salaries and related costs increased $7.1 million to $46.4 million for the six months ended December 31, 2017 compared to $39.3 million for the six months ended December 31, 2016 due to increased staffing levels to support growth in lending and information technology infrastructure development and compliance activities. Our staff increased to 711 from 631, or 12.7% between December 31, 2017 and 2016.
Data processing and internet expense increased $1.0 million and $1.9 million for the three and six months ended December 31, 2017, compared to the three and six month period ended December 31, 2016, respectively. The increases were primarily due to enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotional expense increased $1.8 million and $2.3 million for the three and six months ended December 31, 2017, compared to the three and six months ended December 31, 2016. The increases for the three months ending December 31, 2017 were primarily related to increased deposit marketing increased lead generation costs. The increases for the six months ending December 31, 2017 were primarily related to increased deposit marketing.
Depreciation and amortization expense increased $0.5 million and $0.9 million for the three and six months ended December 31, 2017, compared to the three and six months ended December 31, 2016. The increases was primarily due to depreciation on lending platform enhancements and infrastructure development.
Occupancy and equipment expense increased $0.1 million and $0.3 million for the three and six months ended December 31, 2017 compared to the three and six months ended December 31, 2016, in order to support increased production and office space for additional employees.
Professional services, which include accounting and legal fees, decreased $0.2 million and was flat for the three and six months ended December 31, 2017, compared to the three and six month periods last year, respectively. Professional services charges for the three and six months ended December 31, 2017 are due primarily to legal fees and the timing of insurance reimbursements.
Our cost of Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges was flat for the three and six months ended December 31, 2017, compared to the three and six month period last year, respectively. Generally favorable change in the FDIC deposit insurance premium calculation has been offset by the overall growth of the Bank’s liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.

Other general and administrative costs increased by $0.2 million and $0.6 million for the three and six months ended December 31, 2017, compared to the three and six month period ended December 31, 2016, respectively. The increases were primarily due to costs supports loan and deposit production.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2017 and 2016 were 43.97% and 41.97%, respectively. Our effective income tax rates for the six months ended December 31, 2017 and 2016 were 42.50% and 41.94%, respectively.
The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending June 30, 2018 and future periods, including reducing the U.S. federal corporate statutory tax rate to 21.0% beginning January 1, 2018. Our fiscal year ending June 30, 2018 will have a blended federal corporate statutory tax rate of 28.1%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. Consequently, we have recorded a decrease related to net deferred tax assets of $8.0 million, with a corresponding discreet net income tax expense for the six months ended December 31, 2017. The deferred tax asset revaluation relates primarily to the reduced value of deferred tax assets resulting from loan loss reserves. As a result, income tax expense reported for the six months ended December 31, 2017 was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $1.8 million. This amount comprises an increase of $8.0 million from the application of the newly enacted rates to existing deferred balances partially offset by a reduction of $6.2 million in income tax expense for the six months ended December 31, 2017 related to the lower corporate rate. Based on the changes in the Tax Act, our federal corporate statutory tax rate will be 28.1% for the quarters ending March 31, 2018 and June 30, 2018, and 21.0% for the year ending June 30, 2019.
The Company adopted ASU 2016-09 effective July 1, 2017. As a result of the adoption, the Company recorded $144,000 and $599,000 of income tax benefits for the three and six months ended December 31, 2017, respectively, related to excess tax benefits from stock compensation. Prior to 2017, such excess tax benefits were generally recorded directly in stockholders’ equity. This new accounting standard may potentially increase the volatility in the Company’s effective tax rates.
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $414.3 million, or 4.9%, to $8,916.0 million, as of December 31, 2017, up from $8,501.7 million at June 30, 2017. The increase in total assets was primarily due to an increase of $499.9 million in net loans and leases held for investment partially offset by a decrease in cash of $25.5 million. Total liabilities increased $374.9 million, primarily from growth in deposits of $493.7 million partially offset by a decrease in FHLB advances of $97.0 million.
Loans and Leases
Net loans and leases held for investment increased 6.8% to $7,874.4 million at December 31, 2017 from $7,374.5 million at June 30, 2017. The increase in the loan and lease portfolio was primarily due to loan and lease originations of $2,328.7 million, partially offset by loan and lease repayments and other adjustments of $1,828.8 million during the six months ended December 31, 2017.

The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	December 31, 2017		June 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$3,981,075	50.0%	$3,901,754	52.4%
Home equity	2,487	—%	2,092	—%
Warehouse and other	495,669	6.2%	452,390	6.1%
Multifamily real estate secured	1,698,450	21.3%	1,619,404	21.7%
Commercial real estate secured	176,147	2.2%	162,715	2.2%
Auto and RV secured	189,557	2.4%	154,246	2.1%
Factoring	194,252	2.4%	160,674	2.1%
Commercial & Industrial	1,151,904	14.5%	992,232	13.3%
Other	79,522	1.0%	3,754	0.1%
Total gross loans and leases	7,969,063	100.0%	7,449,261	100.0%
Allowance for loan and lease losses	(45,606)		(40,832)
Unaccreted discounts and loan and lease fees	(49,026)		(33,936)
Total net loans and leases	$7,874,431		$7,374,493
The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. Also, the Bank previously purchased option adjustable-rate mortgage (“ARM”) loans and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of December 31, 2017, the Company had $987.9 million of interest only mortgage loans and $2.6 million of option adjustable-rate mortgage loans. Through December 31, 2017, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan and Lease Losses
Non-performing Assets
Non-performing loans and leases are comprised of loans and leases past due 90 days or more on nonaccrual status and other nonaccrual loans and leases. Non-performing assets include non-performing loans and leases plus other real estate owned and repossessed vehicles. At December 31, 2017, our non-performing loans and leases totaled $30.0 million, or 0.38% of total gross loans and leases and our non-performing loans and leases and foreclosed assets or “non-performing assets” totaled $38.8 million, or 0.44% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2017	June 30, 2017	Inc (Dec)
Non-performing assets:
Non-accrual loans and leases:
Single family real estate secured:
Mortgage	$26,671	$23,377	$3,294
Home equity	16	16	—
Multifamily real estate secured	3,000	4,255	(1,255)
Total non-performing loans secured by real estate	29,687	27,648	2,039
Auto and RV secured	152	157	(5)
Commercial & Industrial	—	314	(314)
Other	150	274	(124)
Total non-performing loans and leases	29,989	28,393	1,596
Foreclosed real estate	8,613	1,353	7,260
Repossessed—Auto and RV	195	60	135
Total non-performing assets	$38,797	$29,806	$8,991
Total non-performing loans and leases as a percentage of total loans and leases	0.38%	0.38%	—%
Total non-performing assets as a percentage of total assets	0.44%	0.35%	0.09%
Total non-performing assets increased from $29.8 million at June 30, 2017 to $38.8 million at December 31, 2017. As a percentage of total assets, non-performing assets increased from 0.35% at June 30, 2017 to 0.44% at December 31, 2017. The non-performing assets increase of approximately $9.0 million, was primarily the result of increases in non-performing single family real estate secured mortgage loans and foreclosed real estate assets.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had no performing troubled debt restructurings at December 31, 2017 and at June 30, 2017.
Potential Impact to Credit Quality – Recent Hurricanes, Wildfires and Mudslides
We have loans secured by real estate located in areas affected by the hurricanes that moved through Texas and Florida and by the wildfires and mudslides in California. We require our borrowers to maintain adequate levels of insurance, including flood insurance in areas prone to flooding. We performed analytical procedures and discussed directly with borrowers to determine the properties impacted. To date we have identified two loans totaling $1.7 million that incurred significant collateral property damage up to a total property loss and a small number of loans that have some collateral property damage. We believe based on our analysis and discussions that each of these properties appear to have appropriate insurance coverages and that the damage incurred will not result in a material loss to the Bank.
Allowance for Loan and Lease Losses
We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan and lease losses is adequate at December 31, 2017, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.

The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
We provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at December 31, 2017 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $189.4 million of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $94.2 million; 715 – 769: $64.4 million; 700 – 714: $15.7 million; 660 – 699: $13.5 million and less than 660: $1.5 million.
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
The Company had $3,954.4 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,303.8 million; 61% – 70%: $1,317.0 million; 71% – 80%: $333.4 million; greater than 80%: $0.2 million.
The Company had $1,695.5 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $886.9 million; 56% – 65%: $520.9 million; 66% – 75%: $278.1 million; 76% – 80%: $9.6 million and greater than 80%: $0.0 million.
The Company had $176.1 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $80.1 million; 51% – 60%: $39.3 million; 61% – 70%: $46.6 million; and 71% – 80%: $10.2 million.
The weighted average LTV percentage for our entire real estate loan portfolio was 56% at December 31, 2017. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan and lease loss provisions in the future to provide a larger loss allowance for one or more of our loan and lease types.
The following table summarizes impaired loans and leases as of:

(Dollars in thousands)	December 31, 2017	June 30, 2017
Non-performing loans and leases—90+ days past due plus other non-accrual loans and leases	$28,601	$26,815
Troubled debt restructuring loans—non-accrual	1,388	1,578
Total impaired loans and leases	$29,989	$28,393

The following table reflects management’s allocation of the allowance for loan and lease losses by loan and lease category and the ratio of each loan and lease category to total loans and leases as of the dates indicated:

	December 31, 2017		June 30, 2017
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$19,721	43.2%	$19,972	48.9%
Home equity	20	—%	19	—%
Warehouse and other	2,496	5.5%	2,298	5.6%
Multifamily real estate secured	4,830	10.6%	4,638	11.4%
Commercial real estate secured	805	1.8%	1,008	2.5%
Auto and RV secured	2,907	6.4%	2,379	5.8%
Factoring	481	1.0%	401	1.0%
Commercial & Industrial	11,490	25.2%	9,881	24.2%
Other	2,856	6.3%	236	0.6%
Total	$45,606	100.0%	$40,832	100.0%
The loan and lease loss provision was $4.0 million and $4.1 million for the three months ended December 31, 2017 and December 31, 2016, respectively. The loan and lease loss provision was $5.0 million and $6.0 million for the six months ended December 31, 2017 and December 31, 2016, respectively. The decrease for the three and six months ended December 31, 2017 in the loan and lease loss provision was due to a lower level of net charge-offs and a change in the mix of loans and leases, partially offset by loan growth. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan and lease loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $191.7 million as of December 31, 2017, compared with $272.8 million at June 30, 2017. During the six months ended December 31, 2017, we purchased thirteen securities for $55.3 million, sold $40.2 million of available for sale securities, sold $8.6 million of trading securities and received principal repayments of approximately $88.2 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.
Deposits
Deposits increased a net $493.7 million, or 7.2%, to $7,393.2 million at December 31, 2017, from $6,899.5 million at June 30, 2017. Our deposit growth was the result of a 6.7% increase in non-interest bearing accounts and a 9.6% increase in interest bearing demand accounts. The addition of deposits through our organic business growth resulted in higher demand account business and non-interest bearing account business during the six months ended December 31, 2017.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2017		June 30, 2017
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$905,477	—%	$848,544	—%
Interest-bearing:
Demand	2,842,521	1.09%	2,593,491	0.89%
Savings	2,610,420	0.96%	2,651,176	0.81%
Total interest-bearing demand and savings	5,452,941	1.03%	5,244,667	0.85%
Time deposits:
$250 and under[2]	975,053	2.50%	774,627	2.54%
Greater than $250	59,762	0.76%	31,669	0.39%
Total time deposits	1,034,815	2.53%	806,296	2.46%
Total interest bearing[2]	6,487,756	1.27%	6,050,963	1.06%
Total deposits	$7,393,233	1.11%	$6,899,507	0.93%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,358.8 million and $1,104.3 million as of December 31, 2017 and June 30, 2017, respectively, of which $837.4 million and $611.0 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2017	June 30, 2017	December 31, 2016
Non-interest bearing, prepaid and other	2,956,011	3,113,128	2,487,485
Checking and savings accounts	273,035	274,962	280,380
Time deposits	2,386	2,748	3,756
Total number of deposit accounts	3,231,432	3,390,838	2,771,621
The net decrease of 157,117 of non-interest bearing, prepaid and other accounts for the six months ended December 31, 2017 was primarily the result of the seasonality of the H&R Block-branded products. Our non-interest bearing, prepaid and other accounts contain two omnibus accounts that when condensed for regulatory reporting purposes result in 6,419 accounts as of December 31, 2017.

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	December 31, 2017		June 30, 2017		December 31, 2016
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$—	—%	$20,000	4.25%	$35,000	4.38%
FHLB Advances	543,000	1.98%	640,000	1.79%	665,000	1.60%
Subordinated notes and debentures and other	54,503	6.56%	54,463	6.57%	56,408	6.30%
Total borrowings	$597,503	2.40%	$714,463	2.22%	$756,408	2.08%

Weighted average cost of borrowings during the quarter	2.08%		1.71%		2.46%
Borrowings as a percent of total assets	6.7%		8.4%		9.3%
At December 31, 2017, total borrowings amounted to $597.5 million, down $117.0 million, or 16.4%, from June 30, 2017 and down $158.9 million or 21.0% from December 31, 2016. Total borrowings represented 6.7% of total assets and had a weighted-average cost of 2.08% at December 31, 2017, compared with 8.4% of total assets at a weighted-average cost of 1.71% at June 30, 2017 and 9.3% of total assets at a weighted-average cost of 2.46% at December 31, 2016.

Previously we had sold securities under various agreements to repurchase. The remaining agreements matured during the three months ended December 31, 2017 and we have no further such agreements.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At December 31, 2017, a total of $5.0 million of FHLB advances include agreements that allow the FHLB, at its option, to put the advances back to us after specified dates. The weighted-average remaining contractual maturity period of the $5.0 million in putable advances is 0.07 years and the weighted average remaining period before such advances could be put to us is 0.07 years.
Stockholders’ Equity
Stockholders’ equity increased $39.4 million to $873.7 million at December 31, 2017 compared to $834.2 million at June 30, 2017. The increase was the result of our net income for the six months ended December 31, 2017 of $64.0 million, vesting and issuance of RSUs of $3.9 million, partially offset by $28.3 million in stock repurchases and $0.2 million of dividends declared on preferred stock. On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100.0 million of common stock. As of December 31, 2017, the Company has repurchased a total of $28.3 million, or 1,003,463 common shares at an average price of $28.20 per share with $71.7 million remaining under the current board authorized stock repurchase program.

LIQUIDITY
Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2017	2016
Operating Activities	$67,152	$85,458
Investing Activities	$(437,140)	$(366,847)
Financing Activities	$344,536	$502,255
During the six months ended December 31, 2017, we had net cash inflows from operating activities of $67.2 million compared to inflows of $85.5 million for the six months ended December 31, 2016. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $437.1 million for the six months ended December 31, 2017, while outflows totaled $366.8 million for the same period in fiscal year 2017. The increase was primarily due to increased originations of loans and leases in the fiscal 2018 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $344.5 million for the six months ended December 31, 2017, and $502.3 million for the six months ended December 31, 2016. Net cash provided by financing activities decreased primarily from a smaller net increase in deposits and decreased FHLB advances for the six months ended December 31, 2017 compared to December 31, 2016.
During the six months ended December 31, 2017, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2017, the Company had $1.7 billion available immediately being fully collateralized. At December 31, 2017, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2017, the Bank did not have any borrowings outstanding and the amount available from this source was $770.7 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits of $1.4 billion at December 31, 2017. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

OFF-BALANCE SHEET COMMITMENTS
At December 31, 2017, we had commitments to originate loans with an aggregate outstanding principal balance of $570.7 million, and commitments to sell loans with an aggregate outstanding principal balance of $103.3 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “First Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The First Class Action complaint was amended by a certain Consolidated Amended Class Complaint filed on April 11, 2016. On September 27, 2016, the Court dismissed the First Class Action, with leave to amend, as to defendants Andrew Micheletti, Paul Grinberg, Nicholas Mosich and James Argalas. The Court denied the Motion to Dismiss with respect to the Company and Gregory Garrabrants. On November 25, 2016, the putative class action plaintiff filed a Second Amended Class Action Complaint (the “Second Amended Complaint”), which includes the previously dismissed defendants. On December 23, 2016, the Company and other defendants filed a motion to dismiss such Second Amended Complaint. On May 23, 2017, the Court granted in part and denied in part the defendants; motion to dismiss the Second Amended Complaint. On September 28, 2017, the Company and other defendants filed a motion for judgment on the pleadings, which is currently pending. On December 1, 2017, the Court granted the motion to dismiss with leave. On December 22, 2017, the putative class action plaintiff filed a Third Amended Class Action Complaint (the “Third Amended Complaint”). On January 19, 2018, the Company and other defendants filed a motion to dismiss such Third Amended Complaint. The First Class Action seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The Second and Third Amended Complaints allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other defendants named in the Employment Matter dispute the allegations of wrongdoing advanced by the plaintiff in that case, including plaintiff’s statement of the underlying factual circumstances, and are vigorously defending against the complaint filed in connection therewith. Moreover, the Company and the other named defendants dispute the allegations advanced by the plaintiffs in the First Class Action and are vigorously defending against the Third Amended Complaint.
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
The two derivative actions pending before the San Diego County Superior Court have been consolidated and have been stayed by agreement of the parties.
CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of December 31, 2017 totaled $354.0 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of December 31, 2017
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$637,472	$297,132	$141,336	$88,630	$110,374
Time deposits[2]	1,162,546	375,199	120,311	119,740	547,296
Operating lease obligations[3]	15,553	4,716	7,871	1,874	1,092
Total	$1,815,571	$677,047	$269,518	$210,244	$658,762

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2017.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for leases of real property.
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for December 31, 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At December 31, 2017, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2017 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	BofI Holding, Inc.		BofI Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	December 31, 2017	June 30, 2017	December 31, 2017	June 30, 2017
Regulatory Capital:
Tier 1	$873,296	$833,759	$872,225	$804,317
Common equity tier 1	$868,233	$828,696	$872,225	$804,317
Total capital (to risk-weighted assets)	$970,031	$925,720	$917,960	$845,278

Assets:
Average adjusted	$8,508,789	$8,380,909	$8,500,740	$8,374,509
Total risk-weighted	$6,032,170	$5,651,522	$6,024,126	$5,645,112

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	10.26%	9.95%	10.26%	9.60%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	14.39%	14.66%	14.48%	14.25%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	14.48%	14.75%	14.48%	14.25%	8.00%	6.00%
Total capital (to risk-weighted assets)	16.08%	16.38%	15.23%	14.97%	10.00%	8.00%
Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At December 31, 2017, our Company and Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At December 31, 2017 the Bank is in compliance with this letter agreement.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2017 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2017
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$618,089	$—	$—	$—	$618,089
Securities[1]	155,886	3,683	12,183	19,973	191,725
Stock of the FHLB, at cost	63,207	—	—	—	63,207
Loans and leases—net of allowance for loan loss	2,666,396	1,037,176	4,029,116	141,743	7,874,431
Loans held for sale	31,566	—	—	—	31,566
Total interest-earning assets	3,535,144	1,040,859	4,041,299	161,716	8,779,018
Non-interest earning assets	—	—	—	—	136,941
Total assets	$3,535,144	$1,040,859	$4,041,299	$161,716	$8,915,959
Interest-bearing liabilities:
Interest-bearing deposits	$704,146	$5,102,803	$175,165	$505,642	$6,487,756
Securities sold under agreements to repurchase	—	—	—	—	—
Advances from the FHLB	168,000	132,500	202,500	40,000	543,000
Subordinated notes and debentures and other	5,164	—	—	49,339	54,503
Total interest-bearing liabilities	877,310	5,235,303	377,665	594,981	7,085,259
Other non-interest-bearing liabilities	—	—	—	—	957,037
Stockholders’ equity	—	—	—	—	873,663
Total liabilities and equity	$877,310	$5,235,303	$377,665	$594,981	$8,915,959
Net interest rate sensitivity gap	$2,657,834	$(4,194,444)	$3,663,634	$(433,265)	$1,693,759
Cumulative gap	$2,657,834	$(1,536,610)	$2,127,024	$1,693,759	$1,693,759
Net interest rate sensitivity gap—as a % of total interest earning assets	30.27%	(47.78)%	41.73%	(4.94)%	19.29%
Cumulative gap—as % of total interest earning assets	30.27%	(17.50)%	24.23%	19.29%	19.29%

[1]	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2017 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.

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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of December 31, 2017
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$377,778	6.1%	$365,416	(0.2)%
Base	$356,109	—%	$366,178	—%
Down 200 basis points	$326,375	(8.3)%	$353,302	(3.5)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of December 31, 2017
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,053,183	6.6%	12.2%
Up 200 basis points	$1,070,718	8.3%	12.2%
Up 100 basis points	$1,059,020	7.2%	11.9%
Base	$988,337	—%	11.0%
Down 100 basis points	$864,056	(12.6)%	9.5%
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the quarter ended December 31, 2017. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plan does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. During the quarter ended December 31, 2017, there were 1,003,463 shares were purchased under the plan.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended December 31, 2017
December 1, 2017 to December 31, 2017	1,003,463	$28.20	1,003,463	$71,704
For the Three Months Ended December 31, 2017	1,003,463	$28.20	1,003,463	$71,704

Stock Retained in Net Settlement
October 1, 2017 to October 31, 2017	12,876
November 1, 2017 to November 30, 2017	447
December 1, 2017 to December 31, 2017	29,065
For the Three Months Ended December 31, 2017	42,388

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

BofI Holding, Inc.

Dated:	January 30, 2018	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	January 30, 2018	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)