Form 10-Q
period 2018-03-31
BofI Holding, Inc.
filed 2018-04-26
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2018

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 62,552,983 shares of common stock, $0.01 par value per share, as of April 19, 2018.

BOFI HOLDING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2018	June 30, 2017
ASSETS
Cash and due from banks	$1,490,692	$628,172
Federal funds sold	349	15,369
Total cash and cash equivalents	1,491,041	643,541
Securities:
Trading	—	8,327
Available-for-sale	173,186	264,470
Stock of the Federal Home Loan Bank, at cost	66,987	63,207
Loans held for sale, carried at fair value	28,301	18,738
Loans held for sale, lower of cost or fair value	6,770	6,669
Loans and leases—net of allowance for loan and lease losses of $62,054 as of March 31, 2018 and $40,832 as of June 30, 2017	8,064,716	7,374,493
Accrued interest receivable	26,889	20,781
Furniture, equipment and software—net	19,290	16,659
Mortgage servicing rights, carried at fair value	10,228	7,200
Cash surrender value of life insurance	6,312	6,174
Other real estate owned and repossessed vehicles	8,326	1,413
Deferred income tax	27,087	34,341
Other assets	53,187	35,667
TOTAL ASSETS	$9,982,320	$8,501,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,513,228	$848,544
Interest bearing	6,450,529	6,050,963
Total deposits	7,963,757	6,899,507
Securities sold under agreements to repurchase	—	20,000
Advances from the Federal Home Loan Bank	968,000	640,000
Subordinated notes and debentures and other	54,528	54,463
Accrued interest payable	1,677	1,284
Accounts payable and other liabilities	72,705	52,179
Total liabilities	9,060,667	7,667,433
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of March 31, 2018 and June 30, 2017	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 65,516,157 shares issued and 62,552,868 shares outstanding as of March 31, 2018; 65,115,932 shares issued and 63,536,244 shares outstanding as of June 30, 2017	655	651
Additional paid-in capital	359,299	346,117
Accumulated other comprehensive income (loss)—net of tax	(1,141)	487
Retained earnings	634,308	519,246
Treasury stock, at cost; 2,963,289 shares as of March 31, 2018 and 1,579,688 shares as of June 30, 2017	(76,531)	(37,317)
Total stockholders’ equity	921,653	834,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,982,320	$8,501,680

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$135,901	$99,391	$335,510	$265,849
Investments	8,979	7,571	20,666	22,894
Total interest and dividend income	144,880	106,962	356,176	288,743
INTEREST EXPENSE:
Deposits	20,800	14,151	57,162	41,676
Advances from the Federal Home Loan Bank	6,496	2,940	14,605	8,409
Other borrowings	901	1,312	2,963	3,959
Total interest expense	28,197	18,403	74,730	54,044
Net interest income	116,683	88,559	281,446	234,699
Provision for loan and lease losses	16,900	4,862	21,900	10,862
Net interest income, after provision	99,783	83,697	259,546	223,837
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	(101)	312	(18)	2,924
Other-than-temporary loss on securities:
Total impairment (losses) gains	(173)	(754)	(6,271)	(8,981)
Loss (gain) recognized in other comprehensive income	173	386	6,115	7,143
Net impairment loss recognized in earnings	—	(368)	(156)	(1,838)
Fair value gain (loss) on trading securities	—	270	—	837
Total unrealized (loss) gain on securities	—	(98)	(156)	(1,001)
Prepayment penalty fee income	874	1,682	3,108	3,617
Gain on sale – other	522	341	2,888	4,068
Mortgage banking income	3,089	1,430	11,852	11,400
Banking service fees and other income	19,141	19,501	36,290	33,593
Total non-interest income	23,525	23,168	53,964	54,601
NON-INTEREST EXPENSE:
Salaries and related costs	25,871	21,268	72,310	60,608
Data processing and internet	4,216	3,298	12,191	9,411
Advertising and promotional	4,315	2,148	11,092	6,670
Depreciation and amortization	2,024	1,552	5,719	4,316
Occupancy and equipment	1,543	1,461	4,461	4,100
Professional services	1,474	1,023	3,954	3,463
FDIC and regulator fees	1,242	1,265	3,338	3,390
Real estate owned and repossessed vehicles	(142)	(2)	(49)	503
Other general and administrative	4,891	3,435	11,247	9,165
Total non-interest expense	45,434	35,448	124,263	101,626
INCOME BEFORE INCOME TAXES	77,874	71,417	189,247	176,812
INCOME TAXES	26,621	30,423	73,953	74,621
NET INCOME	$51,253	$40,994	$115,294	$102,191
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$51,176	$40,917	$115,062	$101,959
COMPREHENSIVE INCOME	$49,746	$42,333	$113,666	$108,333
Basic earnings per share	$0.80	$0.63	$1.78	$1.57
Diluted earnings per share	$0.80	$0.63	$1.78	$1.57

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2018	2017	2018	2017
NET INCOME	$51,253	$40,994	$115,294	$102,191
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(715) and $1,309 for the three months ended March 31, 2018 and 2017, and $(3,215) and $3,075 for the nine months ended March 31, 2018 and 2017, respectively.	(1,700)	1,737	(5,661)	4,183
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $51 and $(166) for the three months ended March 31, 2018 and 2017, and $2,278 and $2,678 for the nine months ended March 31, 2018 and 2017, respectively.	122	(220)	3,837	3,644
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $(30) and $134 for the three months ended March 31, 2018 and 2017, and $(104) and $1,239 for the nine months ended March 31, 2018 and 2017, respectively.	71	(178)	196	(1,685)
Other comprehensive income (loss)	(1,507)	1,339	(1,628)	6,142
Comprehensive income	$49,746	$42,333	$113,666	$108,333

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2017	515	$5,063	65,115,932	(1,579,688)	63,536,244	$651	$346,117	$487	$519,246	$(37,317)	$834,247
Net income	—	—	—	—	—	—	—	—	115,294	—	115,294
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,628)	—	—	(1,628)
Cash dividends on preferred stock	—	—	—	—	—	—	—	—	(232)	—	(232)
Purchase of treasury stock	—	—	—	(1,233,491)	(1,233,491)	—	—	—	—	(35,183)	(35,183)
Stock-based compensation expense	—	—	50,373	—	50,373	1	13,185	—	—	—	13,186
Restricted stock unit vesting and tax benefits	—	—	349,852	(150,110)	199,742	3	(3)	—	—	(4,031)	(4,031)
BALANCE—March 31, 2018	515	$5,063	65,516,157	(2,963,289)	62,552,868	$655	$359,299	$(1,141)	$634,308	$(76,531)	$921,653

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,294	$102,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(685)	(2,373)
Net accretion of fees, discounts and premiums on loans and leases	(28,858)	(1,490)
Amortization of borrowing costs	156	155
Stock-based compensation expense	13,185	10,964
Valuation of financial instruments carried at fair value	—	(837)
Net (gain) loss on sale of investment securities	18	(2,924)
Impairment charge on securities	156	1,838
Provision for loan and lease losses	21,900	10,862
Deferred income taxes	8,227	(3,521)
Origination of loans held for sale	(1,275,333)	(1,084,387)
Unrealized (gain) loss on loans held for sale	(145)	339
Gain on sales of loans held for sale	(14,740)	(15,468)
Proceeds from sale of loans held for sale	1,280,673	1,127,928
Change in fair value of mortgage servicing rights	(188)	(259)
(Gain) loss on sale of other real estate and foreclosed assets	(216)	(24)
Depreciation and amortization of furniture, equipment and software	5,719	4,316
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(6,242)	4,040
Other assets	(20,643)	24,200
Accrued interest payable	393	(193)
Accounts payable and other liabilities	19,907	(3,978)
Net cash provided by (used in) operating activities	118,578	171,379
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(81,908)	(193,145)
Proceeds from sale of securities	53,010	124,362
Proceeds from repayment of securities	126,993	180,180
Purchase of stock of Federal Home Loan Bank	(25,287)	(58,950)
Proceeds from redemption of stock of Federal Home Loan Bank	21,507	60,210
Origination of loans and leases for portfolio	(4,543,744)	(2,990,589)
Origination of mortgage warehouse loans, net	(17,460)	(50,401)
Proceeds from sales of other real estate owned and repossessed assets	1,654	255
Purchases of loans and leases, net of discounts and premiums	—	(269,886)
Principal repayments on loans	3,869,702	2,637,870
Net purchases of furniture, equipment and software	(8,350)	(6,252)
Net cash used in investing activities	(603,883)	(566,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,064,250	755,580
Repayment of Federal Home Loan Bank term advances	(15,000)	(85,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	343,000	319,000
Settlement of securities sold under agreements to repurchase	(20,000)	—
Tax payments related to settlement of restricted stock units	(4,031)	(2,483)
Repurchase of treasury stock	(35,183)	—
Tax benefit from exercise of common stock options and vesting of restricted stock grants	1	132
Cash dividends on preferred stock	(232)	(232)
Net cash provided by financing activities	1,332,805	986,997
NET CHANGE IN CASH AND CASH EQUIVALENTS	847,500	592,030
CASH AND CASH EQUIVALENTS—Beginning of year	643,541	486,727
CASH AND CASH EQUIVALENTS—End of period	$1,491,041	$1,078,757
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$74,337	$54,236
Income taxes paid	$39,406	$62,271
Transfers to other real estate owned and repossessed vehicles from loans	$8,425	$1,441
Transfers from loans held for sale to loans held for investment	$1,034	$2,047
Securities transferred from held-to-maturity to available-for-sale portfolio	$—	$194,153

See accompanying notes to the condensed consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017
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

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2017 included in our Annual Report on Form 10-K.

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
The fourth product is an interest-free Refund Advance loan. The Bank exclusively originated and funded all of H&R Block’s interest-free Refund Advance loans to tax preparation clients for the 2018 tax season. The Bank performed the credit underwriting, loan origination, and funding associated with the interest-free Refund Advance loans in the current tax season and received fees from H&R Block for operating the program. No fee is charged to the tax preparation client. Repayment of the Refund Advance loan is deducted from the client’s tax refund proceeds; if an insufficient refund to repay the Refund Advance loan is received, there is no recourse to the client, no negative credit reporting occurs in respect of the client and no collection efforts are made against the client. This agreement is an expansion of the services BofI provided to H&R Block in the 2017 tax season when the Bank participated through purchases of the loans with other providers in the Refund Advance loan program. During the 2017 tax season, the Bank purchased the Refund Advance loans from a third-party bank at a discount and recorded the accretion of the loan discount as interest income, reported on the income statement under the interest and dividend income line item. During the 2018 tax season, the Bank recorded the fees received from H&R Block as interest income on loans, reported on the income statement under the interest and dividend income line item.
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
In May 2014, FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2017. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard affects all entities that either enter into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Therefore, the ASU excludes revenue associated with financial instruments including loans, leases, securities, and derivatives as these topics are accounted for using other standards. Other areas that are within the scope of the standard include service charges on deposit accounts, and gains and losses on other real estate owned. The Company has formed a working group to guide implementation efforts including the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and the respective performance obligations within those contracts. The Company has significantly completed its analysis of ASU 2014-09 and is currently in the documentation phase. While the Company has not identified any material changes related to the timing or amount of revenue recognition, the Company will continue to evaluate disaggregation for significant categories of revenue in the scope of the guidance and the need for additional disclosures. Adoption is not anticipated to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. The new standard establishes a right-of-use model that requires a lessee to record a right of use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company continues to evaluate the impact of ASU 2016-02, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact on adoption of ASU 2016-02 on the Company’s financial statements and regulatory capital and risk-weighted assets; however, the Company does not expect the amendment to have a material impact on its results of operations.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. For each security, the Company inputs a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of each security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The national unemployment rate announced prior to the end of the period covered by this report (reported for February 2018) was 4.1%, down from the high of 10.0% in October 2009. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at March 31, 2018 are from 40.0% up to 68.1% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at March 31, 2018 are from 1.5% up to 6.3% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at March 31, 2018, the Company computed its discount rates as a spread between 253 and 638 basis points over the interpolated swap curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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
Impaired Loans. Impaired loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or the collateral pledged. The accrual of interest income has been discontinued for impaired loans. The impaired loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The Company assesses loans individually and identifies impairment when the loan is classified as impaired, has been restructured, or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing. The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral. The fair value of impaired loans with specific write-offs or allocations of the allowance for loan losses are generally based on recent real estate appraisals or internal valuation analyses consistent with the methodology used in real estate appraisals and include other third-party valuations and analysis of cash flows. These appraisals and analyses are updated at least on an annual basis. The Company primarily obtains real estate appraisals and in the rare cases where an appraisal cannot be obtained, the Company performs an internal valuation analysis. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. The sales comparison approach uses at least three recent similar property sales to help determine the fair value of the property being appraised. The income approach is calculated by taking the net operating income generated by the collateral property of the rent collected and dividing it by an assumed capitalization rate. Adjustments are routinely made in the process by the appraisers to account for differences between the comparable sales and income data available. When measuring the fair value of the impaired loan based upon the projected sale of the underlying collateral, the Company subtracts the costs expected to be incurred for the transfer of the underlying collateral, which includes items such as sales commissions, delinquent taxes and insurance premiums. These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan and lease losses recorded in current earnings. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and June 30, 2017. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Available-for-Sale:
Agency RMBS	$—	$17,310	$—	$17,310
Non-Agency RMBS	—	—	17,630	17,630
Municipal	—	20,299	—	20,299
Non-agency Debt Securities	—	117,947	—	117,947
Total—Securities—Available-for-Sale	$—	$155,556	$17,630	$173,186
Loans Held for Sale	$—	$28,301	$—	$28,301
Mortgage Servicing Rights	$—	$—	$10,228	$10,228
Other assets – Derivative Instruments	$—	$—	$1,697	$1,697
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$259	$259

	June 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$8,327	$8,327
Securities—Available-for-Sale:
Agency RMBS	$—	$27,206	$—	$27,206
Non-Agency RMBS	—	—	71,503	71,503
Municipal	—	27,163	—	27,163
Non-agency Debt Securities	—	138,598	—	138,598
Total—Securities—Available-for-Sale	$—	$192,967	$71,503	$264,470
Loans Held for Sale	$—	$18,738	$—	$18,738
Mortgage Servicing Rights	$—	$—	$7,200	$7,200
Other assets – Derivative Instruments	$—	$—	$1,194	$1,194
LIABILITIES:
Other liabilities – Derivative Instruments	$—	$—	$168	$168

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2018
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$—	$24,791	$9,066	$1,218	$35,075
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	—	(101)	—	—	(101)
Included in earnings—Fair value gain (loss) on trading securities	—	—	—	—	—
Included in earnings—Mortgage banking income	—	—	567	220	787
Included in other comprehensive income	—	(960)	—	—	(960)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	595	—	595
Issues	—	—	—	—	—
Sales	—	(4,068)	—	—	(4,068)
Settlements	—	(2,032)	—	—	(2,032)
Other-than-temporary impairment	—	—	—	—	—
Closing balance	$—	$17,630	$10,228	$1,438	$29,296

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(101)	$567	$220	$686

	For the Nine Months Ended
	March 31, 2018
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$8,327	$71,503	$7,200	$1,026	$88,056
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	282	(300)	—	—	(18)
Included in earnings—Fair value gain (loss) on trading securities	—	—	—	—	—
Included in earnings—Mortgage banking income	—	—	188	412	600
Included in other comprehensive income	—	(2,114)	—	—	(2,114)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	2,840	—	2,840
Issues	—	—	—	—	—
Sales	(8,609)	(44,267)	—	—	(52,876)
Settlements	—	(7,036)	—	—	(7,036)
Other-than-temporary impairment	—	(156)	—	—	(156)
Closing balance	$—	$17,630	$10,228	$1,438	$29,296

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(300)	$188	$412	$300

	For the Three Months Ended
	March 31, 2017
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$8,151	$82,226	$6,150	$2,251	$98,778
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	—	312	—	—	312
Included in earnings—Fair value gain on trading securities	270	—	—	—	270
Included in earnings—Mortgage banking income	—	—	105	(1,109)	(1,004)
Included in other comprehensive income	—	2,087	—	—	2,087
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	476	—	476
Issues	—	—	—	—	—
Sales	—	(3,299)	—	—	(3,299)
Settlements	—	(2,903)	—	—	(2,903)
Other-than-temporary impairment	—	(368)	—	—	(368)
Closing balance	$8,421	$78,055	$6,731	$1,142	$94,349

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$270	$312	$105	$(1,109)	$(422)

	For the Nine Months Ended
	March 31, 2017
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$7,584	$9,364	$3,943	$1,318	$22,209
Transfers into Level 3	—	124,547	—	—	124,547
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	—	(1,556)	—	—	(1,556)
Included in earnings—Fair value gain (loss) on trading securities	837	—	—	—	837
Included in earnings—Mortgage banking income	—	—	468	(176)	292
Included in other comprehensive income	—	11,231	—	—	11,231
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	2,320	—	2,320
Issues	—	—	—	—	—
Sales	—	(53,717)	—	—	(53,717)
Settlements	—	(9,976)	—	—	(9,976)
Other-than-temporary impairment	—	(1,838)	—	—	(1,838)
Closing balance	$8,421	$78,055	$6,731	$1,142	$94,349

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$837	$(1,556)	$468	$(176)	$(427)

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	March 31, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Available-for-Sale: Non-agency RMBS	$17,630	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 16.4% (11.5%) 1.5 to 6.3% (4.7%) 40.0 to 68.1% (58.7%) 2.5 to 6.4% (4.2%)
Mortgage Servicing Rights	$10,228	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.5 to 26.1% (8.7%) 2.7 to 9.5 (7.1) 9.5 to 13.0% (9.9%)
Derivative Instruments, net	$1,438	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.1 to 0.5% (0.3%)

	June 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Trading: Collateralized Debt Obligations	$8,327	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	12.2 to 21.8% (16.8%) 4.5 to 4.5% (4.5%)
Securities – Available-for-Sale: Non-agency RMBS	$71,503	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 23.4% (12.5%) 1.5 to 18.9% (5.3%) 40.0 to 68.8% (57.9%) 2.6 to 5.8% (3.3%)
Mortgage Servicing Rights	$7,200	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.3 to 26.9% (9.5%) 2.5 to 7.8 (6.6) 9.5 to 13.0% (9.7%)
Derivative Instruments, net	$1,026	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.5%)

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

The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for level 3 trading assets and liabilities that are still held at the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2018	2017	2018	2017
Interest income on investments	$—	$81	$—	$224
Fair value adjustment	—	270	—	837
Total	$—	$351	$—	$1,061

The table below summarizes assets measured for impairment on a non-recurring basis:

	March 31, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$29,549	$29,549
Home equity	—	—	16	16
Multifamily real estate secured	—	—	243	243
Auto and RV secured	—	—	147	147
Other	—	—	437	437
Total	$—	$—	$30,392	$30,392
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$8,139	$8,139
Autos and RVs	—	—	187	187
Total	$—	$—	$8,326	$8,326

	June 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans:
Single family real estate secured:
Mortgage	$—	$—	$23,377	$23,377
Home equity	—	—	16	16
Multifamily real estate secured	—	—	4,255	4,255
Auto and RV secured	—	—	157	157
Commercial & Industrial	—	—	314	314
Other	—	—	274	274
Total	$—	$—	$28,393	$28,393
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$1,353	$1,353
Autos and RVs	—	—	60	60
Total	$—	$—	$1,413	$1,413

Impaired loans measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $30,392, after charge-offs of $193 for the nine months ended March 31, 2018, life to date charge-offs of $2,517, life to date interest payments applied to principal of $1,138 for total life to date principal balance adjustments of $3,655. Impaired loans had a related allowance of $841 at March 31, 2018.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $8,326 after charge-offs of $21 for the three months ended March 31, 2018.
There were no held-to-maturity securities at March 31, 2018 and June 30, 2017.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2018 and June 30, 2017.

As of March 31, 2018 and June 30, 2017, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	March 31, 2018	June 30, 2017
Aggregate fair value	$28,301	$18,738
Contractual balance	27,729	18,311
Unrealized gain	$572	$427
The total amount of unrealized gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2018	2017	2018	2017
Interest income	$213	$139	$584	$468
Change in fair value	275	(1,560)	558	(515)
Total	$488	$(1,421)	$1,142	$(47)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2018
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans:
Single family real estate secured:
Mortgage	$29,549	Sales comparison approach	Adjustment for differences between the comparable sales	-43.1 to 66.7% (0.9%)
Home equity	$16	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 14.9% (7.4%)
Multifamily real estate secured	$243	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	-15.5 to 46.4% (15.4%)
Auto and RV secured	$147	Sales comparison approach	Adjustment for differences between the comparable sales	-20.0 to 71.5% (18.6%)
Other	$437	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) 4.3 to 4.5% (4.4%)
Other real estate owned and foreclosed assets:
Single family real estate	$8,139	Sales comparison approach	Adjustment for differences between the comparable sales	-49.7 to 6.0% (6.5%)
Autos and RVs	$187	Sales comparison approach	Adjustment for differences between the comparable sales	-16.6 to 56.7% (10.2%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at March 31, 2018 and June 30, 2017 were as follows:

	March 31, 2018
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,491,041	$1,491,041	$—	$—	$1,491,041
Securities available-for-sale	173,186	—	155,556	17,630	173,186
Loans held for sale, at fair value	28,301	—	28,301	—	28,301
Loans held for sale, at lower of cost or fair value	6,770	—	—	7,554	7,554
Loans and leases held for investment—net	8,064,716	—	—	8,158,186	8,158,186
Accrued interest receivable	26,889	—	—	26,889	26,889
Mortgage servicing rights	10,228	—	—	10,228	10,228
Financial liabilities:
Time deposits and savings	7,963,757	—	7,528,466	—	7,528,466
Advances from the Federal Home Loan Bank	968,000	—	965,319	—	965,319
Subordinated notes and debentures and other	54,528	—	51,486	—	51,486
Accrued interest payable	1,677	—	1,677	—	1,677

	June 30, 2017
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$643,541	$643,541	$—	$—	$643,541
Securities trading	8,327	—	—	8,327	8,327
Securities available-for-sale	264,470	—	192,967	71,503	264,470
Loans held for sale, at fair value	18,738	—	18,738	—	18,738
Loans held for sale, at lower of cost or fair value	6,669	—	—	7,328	7,328
Loans and leases held for investment—net	7,374,493	—	—	7,521,281	7,521,281
Accrued interest receivable	20,781	—	—	20,781	20,781
Mortgage servicing rights	7,200	—	—	7,200	7,200
Financial liabilities:
Time deposits and savings	6,899,507	—	6,544,056	—	6,544,056
Securities sold under agreements to repurchase	20,000	—	20,152	—	20,152
Advances from the Federal Home Loan Bank	640,000	—	645,339	—	645,339
Subordinated notes and debentures and other	54,463	—	52,930	—	52,930
Accrued interest payable	1,284	—	1,284	—	1,284
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
The amortized cost, carrying amount and fair value for the major categories of securities: trading and available-for-sale at March 31, 2018 and June 30, 2017 were:

	March 31, 2018
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$17,581	$182	$(453)	$17,310
Non-agency[2]	—	20,056	112	(2,538)	17,630
Total mortgage-backed securities	—	37,637	294	(2,991)	34,940
Other debt securities:
Municipal	—	20,988	2	(691)	20,299
Non-agency	—	116,188	1,841	(82)	117,947
Total other debt securities	—	137,176	1,843	(773)	138,246
Total debt securities	$—	$174,813	$2,137	$(3,764)	$173,186

	June 30, 2017
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$27,379	$286	$(459)	$27,206
Non-agency[2]	—	65,401	7,406	(1,304)	71,503
Total mortgage-backed securities	—	92,780	7,692	(1,763)	98,709
Other debt securities:
Municipal	—	27,568	19	(424)	27,163
Non-agency	8,327	137,172	1,517	(91)	138,598
Total other debt securities	8,327	164,740	1,536	(515)	165,761
Total debt securities	$8,327	$257,520	$9,228	$(2,278)	$264,470

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $17,630 at March 31, 2018 consists of sixteen different issues of super senior securities. During the quarter ended March 31, 2018, the Company sold its two mezzanine z-tranche securities for a gain of $153.

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
The current face amounts of debt securities available-for-sale that were pledged to secure borrowings at March 31, 2018 and June 30, 2017 were $1,065 and $6,183 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2018
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$2	$(1)	$10,821	$(452)	$10,823	$(453)
Non-agency	36	(3)	16,006	(2,535)	16,042	(2,538)
Total RMBS securities	38	(4)	26,827	(2,987)	26,865	(2,991)
Other Debt:
Municipal Debt	7,864	(20)	12,379	(671)	20,243	(691)
Non-agency	9,278	(35)	5,687	(47)	14,965	(82)
Total Other Debt	17,142	(55)	18,066	(718)	35,208	(773)
Total debt securities	$17,180	$(59)	$44,893	$(3,705)	$62,073	$(3,764)

	June 30, 2017
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$17,161	$(374)	$2,348	$(85)	$19,509	$(459)
Non-agency	2,487	(16)	25,097	(1,288)	27,584	(1,304)
Total RMBS securities	19,648	(390)	27,445	(1,373)	47,093	(1,763)
Other Debt:
Municipal Debt	13,431	(420)	1,757	(4)	15,188	(424)
Non-agency	27,750	(91)	—	—	27,750	(91)
Total Other Debt	41,181	(511)	1,757	(4)	42,938	(515)
Total debt securities	$60,829	$(901)	$29,202	$(1,377)	$90,031	$(2,278)

There were 25 securities that were in a continuous loss position at March 31, 2018 for a period of more than 12 months. There were 16 securities that were in a continuous loss position at June 30, 2017 for a period of more than 12 months.
The following table summarizes amounts of credit loss recognized in the income statement through other-than-temporary impairment charges which reduced non-interest income:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$(110)	$(16,631)	$(15,528)	$(20,865)
Additions for the amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	(217)	(7)	(217)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	(151)	(149)	(1,621)
Credit losses realized for securities sold	110	556	15,684	6,260
Ending balance	$—	$(16,443)	$—	$(16,443)

At March 31, 2018, no non-agency RMBS were determined to have cumulative credit losses and therefore no losses were recognized in earnings during the three months ended March 31, 2018. The Company measures its non-agency RMBS in an unrecognized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security (if any) is the non-credit component only if the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis. The credit component of the other-than-temporary impairment is recorded as a loss in earnings and the non-credit component as a charge to other comprehensive income, net of the related income tax benefit.
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
Total proceeds of $8,700 and net realized gains of $282 were realized from the sale of trading securities during the nine months ended March 31, 2018. The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds	$3,969	$3,301	$44,013	$124,362
Gross realized gains	161	312	1,269	6,390
Gross realized losses	(262)	—	(1,569)	(3,466)
Net realized gain (loss) on available-for-sale securities	$(101)	$312	$(300)	$2,924

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	March 31, 2018	June 30, 2017
Available-for-sale debt securities—net unrealized gains (losses)	$(1,627)	$6,949
Available-for-sale debt securities—non-credit related losses	—	(6,115)
Subtotal	(1,627)	834
Tax (expense) benefit	486	(347)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(1,141)	$487

The expected maturity distribution including repayments of the Company’s mortgage-backed securities and other debt securities classified as available-for-sale at March 31, 2018 were:

	March 31, 2018
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$1,324	$1,305
Due one to five years	4,173	4,123
Due five to ten years	3,525	3,496
Due after ten years	8,559	8,386
Total RMBS—U.S. agencies[1]	17,581	17,310
RMBS—Non-agency:
Due within one year	2,714	2,432
Due one to five years	8,242	7,309
Due five to ten years	5,790	5,085
Due after ten years	3,310	2,804
Total RMBS—Non-agency	20,056	17,630
Other debt:
Due within one year	19,397	20,387
Due one to five years	103,949	104,710
Due five to ten years	—	—
Due after ten years	13,830	13,149
Total other debt	137,176	138,246
Total	$174,813	$173,186

1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5.	LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2018	June 30, 2017
Single family real estate secured:
Mortgage	$4,016,160	$3,901,754
Home equity	2,407	2,092
Warehouse and other[1]	405,987	452,390
Multifamily real estate secured	1,747,800	1,619,404
Commercial real estate secured	208,133	162,715
Auto and RV secured	196,665	154,246
Factoring	200,579	160,674
Commercial & Industrial	1,356,377	992,232
Other	42,269	3,754
Total gross loans and leases	8,176,377	7,449,261
Allowance for loan and lease losses	(62,054)	(40,832)
Unaccreted discounts and loan and lease fees	(49,607)	(33,936)
Total net loans and leases	$8,064,716	$7,374,493

[1]
The balance of single family warehouse loans was $166,069 at March 31, 2018 and $187,034 at June 30, 2017. The remainder of the balance was attributable to commercial specialty and lender finance loans secured by single family real estate.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at March 31, 2018, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
Allowance for Loan and Lease Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provides general loan loss reserves for its automobile (“auto”) and recreational vehicle (“RV”) loans based upon the borrower credit score and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at March 31, 2018 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $196,518 of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $97,784; 715 – 769: $67,245; 700 – 714: $16,604; 660 – 699: $13,456 and less than 660: $1,429.
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
The Company had $3,986,611 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,356,805; 61% – 70%: $1,326,614; 71% – 80%: $302,998; and greater than 80%: $194.
The Company had $1,747,557 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $929,108; 56% – 65%: $525,298; 66% – 75%: $283,598; 76% – 80%: $9,553 and greater than 80%: $0.
The Company had $208,133 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $97,850; 51% – 60%: $40,978; 61% – 70%: $57,186; and 71% – 80%: $12,119.
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
Loans included in the other loan classification primarily consist of tax season H&R Block-related loan products. These are generally short term in nature, in that they are intended to be repaid within a few weeks or months of origination; if they are not repaid timely, they are generally charged off in their entirety at 120 days delinquent, consistent with regulatory guidance for unsecured consumer loan products. While they do incur higher proportional default and charge-off rates than the remainder of the Company’s loan and lease portfolio, these asset quality attributes are within expectations of the design of the products. The Company provides general loan loss reserves for its H&R Block-related loans based upon prior years’ loss experience with consideration for current year loan performance. The increase in provision for loan and lease losses in the other loan classification from $4.5 million to $14.1 million for the three months ended March 31, 2017 and 2018, respectively, was primarily due to the increase in Refund Advance loan fundings from $0.3 billion to $1.1 billion during the quarters ended March 31, 2017 and March 31, 2018, respectively.
The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	For the Three Months Ended March 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at January 1, 2018	$19,721	$20	$2,496	$4,830	$805	$2,907	$481	$11,490	$2,856	$45,606
Provision for loan and lease losses	23	(8)	(366)	266	96	368	19	2,376	14,126	16,900
Charge-offs	(80)	(1)	—	—	—	(253)	—	—	(200)	(534)
Recoveries	2	4	—	—	—	34	—	—	42	82
Balance at March 31, 2018	$19,666	$15	$2,130	$5,096	$901	$3,056	$500	$13,866	$16,824	$62,054

	For the Three Months Ended March 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at January 1, 2017	$19,243	$22	$2,179	$3,913	$1,001	$2,017	$339	$9,764	$2,450	$40,928
Provision for loan and lease losses	360	22	(46)	93	(51)	261	40	(271)	4,454	4,862
Charge-offs	(103)	(23)	—	—	—	(190)	—	—	(26)	(342)
Recoveries	66	2	—	375	39	57	—	—	—	539
Balance at March 31, 2017	$19,566	$23	$2,133	$4,381	$989	$2,145	$379	$9,493	$6,878	$45,987

	For the Nine Months Ended March 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2017	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Provision for loan and lease losses	(136)	(14)	119	458	(107)	1,097	99	3,985	16,399	21,900
Charge-offs	(176)	(1)	(287)	—	—	(592)	—	—	(354)	(1,410)
Recoveries	6	11	—	—	—	172	—	—	543	732
Balance at March 31, 2018	$19,666	$15	$2,130	$5,096	$901	$3,056	$500	$13,866	$16,824	$62,054

	For the Nine Months Ended March 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2016	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826
Provision for loan and lease losses	1,760	1	(552)	68	91	710	134	1,863	6,787	10,862
Charge-offs	(971)	(23)	—	—	(23)	(329)	—	—	(159)	(1,505)
Recoveries	111	22	—	375	39	149	—	—	108	804
Balance at March 31, 2017	$19,566	$23	$2,133	$4,381	$989	$2,145	$379	$9,493	$6,878	$45,987

The following tables present our loans and leases evaluated individually for impairment by class:

	March 31, 2018
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,699	$1,055	$2,644	$311	$2,955	$—	$—
Purchased	4,052	1,906	2,146	—	2,146	—	—
Multifamily Real Estate Secured:
Purchased	483	240	243	—	243	—	—
Auto and RV Secured:
In-house originated	503	394	109	3	112	—	—

With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	23,194	12	23,182	—	23,182	776	—
Purchased	1,615	38	1,577	19	1,596	41	—
Home Equity:
In-house originated	16	—	16	—	16	1	—
Auto and RV Secured:
In-house originated	48	10	38	1	39	1	—
Other	437	—	437	—	437	22	—
Total	$34,047	$3,655	$30,392	$334	$30,726	$841	$—
As a % of total gross loans and leases	0.42%	0.05%	0.37%	0.01%	0.38%	0.01%	—%

	June 30, 2017
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Unpaid Book Balance	Accrued Interest / Origination Fees	Recorded Investment	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	$4,240	$1,032	$3,208	$205	$3,413	$—	$—
Purchased	4,563	1,903	2,660	—	2,660	—	—
Multifamily Real Estate Secured:
Purchased	492	215	277	—	277	—	—
Auto and RV Secured:
In-house originated	418	295	123	3	126	—	—
With an allowance recorded:
Single Family Real Estate Secured:
Mortgage:
In-house originated	16,124	12	16,112	—	16,112	643	—
Purchased	1,429	32	1,397	17	1,414	37	—
Home Equity:
In-house originated	18	2	16	—	16	1	—
Multifamily Real Estate Secured:
In-house originated	4,170	192	3,978	186	4,164	19	—
Auto and RV Secured:
In-house originated	42	8	34	2	36	1	—
Commercial & Industrial	314	—	314	—	314	314	—
Other	274	—	274	—	274	43	—
Total	$32,084	$3,691	$28,393	$413	$28,806	$1,058	$—
As a % of total gross loans and leases	0.43%	0.05%	0.38%	0.01%	0.39%	0.01%	—%

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

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	March 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$817	$1	$—	$—	$—	$1	$—	$—	$22	$841
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	18,849	14	2,130	5,096	901	3,055	500	13,866	16,802	61,213
Total ending allowance balance	$19,666	$15	$2,130	$5,096	$901	$3,056	$500	$13,866	$16,824	$62,054
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$29,549	$16	$—	$243	$—	$147	$—	$—	$437	$30,392
Loans and leases collectively evaluated for impairment	3,986,611	2,391	405,987	1,747,557	208,133	196,518	200,579	1,356,377	41,832	8,145,985
Principal loan and lease balance	4,016,160	2,407	405,987	1,747,800	208,133	196,665	200,579	1,356,377	42,269	8,176,377
Unaccreted discounts and loan and lease fees	8,887	44	(801)	4,785	856	2,031	(61,759)	(2,947)	(703)	(49,607)
Accrued interest receivable	9,476	4	1,679	5,921	606	395	1	6,191	131	24,404
Total recorded investment in loans and leases	$4,034,523	$2,455	$406,865	$1,758,506	$209,595	$199,091	$138,821	$1,359,621	$41,697	$8,151,174
1 Loans and leases evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$680	$1	$—	$19	$—	$1	$—	$314	$43	$1,058
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	19,292	18	2,298	4,619	1,008	2,378	401	9,567	193	39,774
Total ending allowance balance	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$23,377	$16	$—	$4,255	$—	$157	$—	$314	$274	$28,393
Loans and leases collectively evaluated for impairment	3,878,377	2,076	452,390	1,615,149	162,715	154,089	160,674	991,918	3,480	7,420,868
Principal loan and lease balance	3,901,754	2,092	452,390	1,619,404	162,715	154,246	160,674	992,232	3,754	7,449,261
Unaccreted discounts and loan and lease fees	10,486	34	(1,702)	4,586	744	2,054	(49,350)	(640)	(148)	(33,936)
Accrued interest receivable	8,831	1	(766)	4,946	377	284	213	4,757	13	18,656
Total recorded investment in loans and leases	$3,921,071	$2,127	$449,922	$1,628,936	$163,836	$156,584	$111,537	$996,349	$3,619	$7,433,981
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Non-performing loans and leases consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2018	June 30, 2017
Single Family Real Estate Secured:
Mortgage:
In-house originated	$25,826	$19,320
Purchased	3,723	4,057
Home Equity:
In-house originated	16	16
Multifamily Real Estate Secured:
In-house originated	—	3,978
Purchased	243	277
Total non-performing loans secured by real estate	29,808	27,648
Auto and RV Secured	147	157
Commercial & Industrial	—	314
Other	437	274
Total non-performing loans and leases	$30,392	$28,393
Non-performing loans and leases to total loans and leases	0.37%	0.38%

The Company has no loans and leases over 90 days delinquent that are still accruing interest at March 31, 2018. Approximately 97.23% of the Company’s non-performing loans and leases are single family first mortgages already written down to 46.05% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans and leases that are performing and non-performing by portfolio class:

	March 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,986,611	$2,391	$405,987	$1,747,557	$208,133	$196,518	$200,579	$1,356,377	$41,832	$8,145,985
Non-performing	29,549	16	—	243	—	147	—	—	437	30,392
Total	$4,016,160	$2,407	$405,987	$1,747,800	$208,133	$196,665	$200,579	$1,356,377	$42,269	$8,176,377

	June 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,878,377	$2,076	$452,390	$1,615,149	$162,715	$154,089	$160,674	$991,918	$3,480	$7,420,868
Non-performing	23,377	16	—	4,255	—	157	—	314	274	28,393
Total	$3,901,754	$2,092	$452,390	$1,619,404	$162,715	$154,246	$160,674	$992,232	$3,754	$7,449,261

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	March 31, 2018
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,947,502	$39,109	$3,986,611	$1,679,778	$67,779	$1,747,557	$197,224	$10,909	$208,133
Non-performing	25,826	3,723	29,549	—	243	243	—	—	—
Total	$3,973,328	$42,832	$4,016,160	$1,679,778	$68,022	$1,747,800	$197,224	$10,909	$208,133

	June 30, 2017
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,827,649	$50,728	$3,878,377	$1,528,912	$86,237	$1,615,149	$150,880	$11,835	$162,715
Non-performing	19,320	4,057	23,377	3,978	277	4,255	—	—	—
Total	$3,846,969	$54,785	$3,901,754	$1,532,890	$86,514	$1,619,404	$150,880	$11,835	$162,715

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

Approximately 3.97% of our non-performing loans and leases at March 31, 2018 were considered TDRs, compared to 5.56% at June 30, 2017. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the non-performing loan and lease category to the performing loan and lease category and any previously deferred interest income is recognized.

The Company had no TDRs classified as performing loans at March 31, 2018 or June 30, 2017. All remaining impaired loans and leases are as follows:

	March 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-performing loans and leases	29,549	16	—	243	—	147	—	—	437	30,392
Total impaired loans and leases	$29,549	$16	$—	$243	$—	$147	$—	$—	$437	$30,392

	June 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-performing loans and leases	23,377	16	—	4,255	—	157	—	314	274	28,393
Total impaired loans and leases	$23,377	$16	$—	$4,255	$—	$157	$—	$314	$274	$28,393

The Company recognizes interest on performing loans temporarily modified as TDR, which is shown in conjunction with average balances as follows:

	For the Three Months Ended March 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average balances of performing TDRs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average balances of impaired loans	$28,110	$16	$—	$1,622	$—	$149	$—	$—	$294	$30,191

	For the Three Months Ended March 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1
Average balances of performing TDRs	$103	$—	$—	$—	$—	$—	$—	$—	$—	$103
Average balances of impaired loans	$28,384	$46	$—	$4,921	$116	$207	$—	$—	$362	$34,036

	For the Nine Months Ended March 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average balances of performing TDRs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average balances of impaired loans	$26,773	$16	$—	$2,924	$—	$146	$—	$79	$281	$30,219

	For the Nine Months Ended March 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$7	$—	$—	$—	$—	$—	$—	$—	$—	$7
Average balances of performing TDRs	$156	$—	$—	$—	$—	$—	$—	$—	$—	$156
Average balances of impaired loans	$30,184	$39	$—	$4,448	$180	$250	$—	$—	$494	$35,595

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

The following table presents the composition of the Company’s loan and lease portfolio by credit quality indicators:

	March 31, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,927,778	$19,362	$26,188	$—	$3,973,328
Purchased	38,748	361	3,723	—	42,832
Home Equity:
In-house originated	2,391	—	16	—	2,407
Warehouse and other:
In-house originated	405,987	—	—	—	405,987
Multifamily Real Estate Secured:
In-house originated	1,677,554	2,224	—	—	1,679,778
Purchased	66,799	—	1,223	—	68,022
Commercial Real Estate Secured:
In-house originated	197,224	—	—	—	197,224
Purchased	8,978	1,931	—	—	10,909
Auto and RV Secured:
In-house originated	196,505	—	160	—	196,665
Factoring	200,579	—	—	—	200,579
Commercial & Industrial:
In-house originated	1,322,651	6,741	—	—	1,329,392
Purchased	25,142	294	1,549		26,985
Other	39,378	2,443	448	—	42,269
Total	$8,109,714	$33,356	$33,307	$—	$8,176,377
As a % of total gross loans and leases	99.2%	0.4%	0.4%	—%	100.0%

	June 30, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single Family Real Estate Secured:
Mortgage:
In-house originated	$3,808,886	$18,763	$19,320	$—	$3,846,969
Purchased	49,893	538	4,354	—	54,785
Home Equity:
In-house originated	2,076	—	16	—	2,092
Warehouse and other:
In-house originated	452,390	—	—	—	452,390
Multifamily Real Estate Secured:
In-house originated	1,526,931	1,981	3,978	—	1,532,890
Purchased	84,775	452	1,287	—	86,514
Commercial Real Estate Secured:
In-house originated	150,880	—	—	—	150,880
Purchased	9,868	1,967	—	—	11,835
Auto and RV Secured:
In-house originated	153,994	77	175	—	154,246
Factoring	160,674	—	—	—	160,674
Commercial & Industrial	991,918	—	314	—	992,232
Other	3,480	—	274	—	3,754
Total	$7,395,765	$23,778	$29,718	$—	$7,449,261
As a % of total gross loans and leases	99.3%	0.3%	0.4%	—%	100.0%

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

	March 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$6,943	$4,651	$21,018	$32,612
Purchased	980	—	1,801	2,781
Home equity
In-house originated	—	—	16	16
Auto and RV secured	343	9	45	397
Commercial & Industrial	2,645	214	—	2,859
Other	771	2,443	437	3,651
Total	$11,682	$7,317	$23,317	$42,316
As a % of total gross loans and leases	0.14%	0.09%	0.29%	0.52%

	June 30, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$4,892	$2,325	$19,297	$26,514
Purchased	244	101	1,751	2,096
Home equity
In-house originated	—	—	16	16
Multifamily real estate secured
In-house originated	—	—	3,978	3,978
Auto and RV secured
In-house originated	149	77	3	229
Commercial & Industrial	—	—	314	314
Other	—	—	274	274
Total	$5,285	$2,503	$25,633	$33,421
As a % of total gross loans and leases	0.07%	0.03%	0.35%	0.45%

6.	INCOME TAXES
As a result of legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017, during the quarter ended December 31, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35.0% to 21.0%. The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending June 30, 2018, including reducing the U.S. federal corporate statutory tax rate to 21.0% beginning January 1, 2018, which results in a blended federal corporate statutory tax rate of 28.1% for the Company’s fiscal year ending June 30, 2018 that is based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year.
During the quarter ended ended December 31, 2017, the Company revalued the deferred tax balance to reflect the new corporate tax rate, which resulted in a decrease in net deferred tax assets of $8,032. As a result, income tax expense reported for the nine months ended March 31, 2018 was adjusted to reflect the effects of the change in the tax law and the application of the newly enacted rates to existing deferred balances.
The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

7.	EQUITY AND STOCK-BASED COMPENSATION
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100 million of common stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. As of March 31, 2018, the Company has repurchased a total of $35.2 million, or 1,233,491 common shares at an average price of $28.49 per share with $64.8 million remaining under the current board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying unaudited condensed consolidated financial statements.
Restricted Stock Units. During the nine months ended March 31, 2018 and 2017, the Company granted 728,129 and 843,056 restricted stock units, to employees and directors, respectively. Restricted stock unit awards (“RSUs”) granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to the Company’s CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the three months ended March 31, 2018 and 2017 include stock award expense of $3,994 and $3,610, with total income tax benefit of $1,365 and $1,538, respectively. For the nine months ended March 31, 2018 and 2017 stock award expense was $11,680 and $10,060, with total income tax benefit of $4,565 and $4,245, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2018, unrecognized compensation expense related to non-vested awards aggregated to $27,388 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2018	$4,169
2019	13,073
2020	8,012
2021	2,134
Total	$27,388

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2016	1,059,726	$22.53
Granted	843,611	21.13
Vested	(570,764)	20.86
Canceled	(92,251)	20.26
Non-vested balance at June 30, 2017	1,240,322	$22.52
Granted	728,129	26.16
Vested	(349,852)	21.59
Canceled	(87,614)	23.15
Non-vested balance at March 31, 2018	1,530,985	$24.43

The total fair value of shares vested for the three and nine months ended March 31, 2018 was $674 and $9,400. The total fair value of shares vested for the three and nine months ended March 31, 2017 was $164 and $5,453.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Earnings Per Common Share
Net income	$51,253	$40,994	$115,294	$102,191
Preferred stock dividends	(77)	(77)	(232)	(232)
Net income attributable to common shareholders	$51,176	$40,917	$115,062	$101,959

Average common shares outstanding	62,543,949	63,394,122	63,219,386	63,339,911
Average unvested RSUs	1,551,828	1,588,267	1,488,554	1,470,015
Total basic weighted-average number of shares outstanding	64,095,777	64,982,389	64,707,940	64,809,926
Total dilutive weighted-average number of shares outstanding	64,095,777	64,982,389	64,707,940	64,809,926

Basic earnings per common share	$0.80	$0.63	$1.78	$1.57
Diluted earnings per common share	$0.80	$0.63	$1.78	$1.57

9.	COMMITMENTS AND CONTINGENCIES
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
At March 31, 2018, the Company had commitments to originate $149,121 in fixed rate loans and leases and $290,719 in variable rate loans, totaling an aggregate outstanding principal balance of $439,840. Our fixed rate loan and lease commitments to originate had rates ranging from 3.18% to 7.89%. At March 31, 2018, the Company also had commitments to sell $84,002 in fixed rate loans and $2,758 in variable rate loans, totaling an aggregate outstanding principal balance of $86,760.

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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “First Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The First Class Action complaint was amended by a certain Consolidated Amended Class Complaint filed on April 11, 2016. On September 27, 2016, the Court dismissed the First Class Action, with leave to amend, as to defendants Andrew Micheletti, Paul Grinberg, Nicholas Mosich and James Argalas. The Court denied the Motion to Dismiss with respect to the Company and Gregory Garrabrants. On November 25, 2016, the putative class action plaintiff filed a Second Amended Class Action Complaint (the “Second Amended Complaint”), which includes the previously dismissed defendants. On December 23, 2016, the Company and other defendants filed a motion to dismiss such Second Amended Complaint. On May 23, 2017, the Court granted in part and denied in part the defendants; motion to dismiss the Second Amended Complaint. On September 28, 2017, the Company and other defendants filed a motion for judgment on the pleadings, which is currently pending. On December 1, 2017, the Court granted the motion to dismiss with leave. On December 22, 2017, the putative class action plaintiff filed a Third Amended Class Action Complaint (the “Third Amended Complaint”). The Second and Third Amended Complaints allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On January 19, 2018, the Company and other defendants filed a motion to dismiss such Third Amended Complaint. On March 21, 2018, the Court entered a final order granting defendants’ motion and dismissing the Third Amended Complaint. On March 28, 2018, the plaintiff filed a notice of appeal.
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On June 2, 2017, lead plaintiff motions were filed on behalf of three members of the putative class and on July 17, 2017, the Company and other defendants filed an opposition to such motions. On February 20, 2018, the lead plaintiff filed a class action amended complaint, enlarging the class period, setting forth additional allegations and adding defendants. On April 6, 2018, the defendants filed a motion to dismiss the class action amended complaint. A hearing for the motion to dismiss is scheduled for June 15, 2018. The Company and the other named defendants dispute the allegations advanced by the plaintiffs in the Mandalevy Case, and are vigorously defending against the Mandalevy Complaint.
The complaints filed in the Golden Case, the Hazan Case, and the Mandalevy Case allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose the wrongful conduct that is alleged in the Employment Matter, and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other named defendants dispute the allegations of wrongdoing advanced by the plaintiffs in the Class Action, the Mandalevy Case, and in the Employment Matter, as well as those plaintiffs’ statement of the underlying factual circumstances, and are vigorously defending each case.
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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated, appointed lead counsel in the consolidated action, and ordered the parties to meet and confer regarding a schedule for the filing of a consolidated complaint and defendants’ response to the complaint. Pursuant to the order, counsel have met and conferred regarding proposals for (a) the time for plaintiffs to file a consolidated complaint or provide notice of plaintiffs’ intent to rely upon the original Complaint in Case No. 3:15-cv-02722-GPC-KSC (the “Operative Complaint”); (b) the time for defendants to respond to the Operative Complaint; and (c) a schedule for briefing any motion to dismiss that may be filed by a defendant. A stipulation setting forth the agreed litigation schedule has been submitted to the Court. On April 10, 2017, the plaintiffs filed an amended complaint (the “Amended Operative Complaint”). On March 7, 2018, the defendants in the Amended Operative Complaint filed a motion for judgment on the pleadings. A hearing on the defendants’ motion for judgment on the pleadings is scheduled for May 20, 2018.
The two derivative actions pending before the San Diego County Superior Court have been consolidated and have been stayed by agreement of the parties.
In view of the inherent difficulty of predicting the outcome of each legal action, particularly since claimants seek substantial or indeterminate damages, it is not possible to reasonably predict or estimate the eventual loss or range of loss, if any, related to each legal action.

10.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the nine months ended March 31, 2018, and no new loans and no refinances of existing loans during the nine months ended March 31, 2017. One of the existing related party loans had a rate modification and term extension, but no change in amount of credit extended during the nine months ended March 31, 2017.

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include changes in the interest rate environment, economic conditions, changes in the competitive marketplace, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2017, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is the holding company for BofI Federal Bank (the “Bank”), a diversified financial services company with approximately $10.0 billion in assets that provides consumer and business banking products through its branchless, low-cost distribution channels and affinity partners. The Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index, the S&P SmallCap 600® Index and the KBW Nasdaq Financial Technology Index.
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
Effect of Tax Cuts and Jobs Act of 2017
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending June 30, 2018 and future periods, including reducing the U.S. federal corporate statutory tax rate to 21.0% beginning January 1, 2018, which results in a blended federal corporate statutory tax rate of 28.1% for the Company’s fiscal year ending June 30, 2018 that is based on the applicable tax rates before and after the Tax Act and the number of days in the year. The Tax Act also reduces the limit on deductible mortgage debt to $750,000 for new loans, which may have a negative impact on our jumbo residential mortgage lending. Additionally, the tax code changes contained in the Tax Act may also have an impact on the volumes of our tax-related products and services offered in conjunction with H&R Block, Inc. Given the short time frame since enactment, we cannot predict whether, or to what extent, the Tax Act will affect any of our product and service offerings. See Results of Operations for further information.

Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. No acquisitions occurred during the fiscal year ended June 30, 2017 nor during the nine months ended March 31, 2018; however, in July 2017, the Bank expanded its relationship with H&R Block and entered into an agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2018 tax season. During the 2017 tax season, the Bank only provided funding for a portion of the Refund Advance loans. Further discussion of our Brand Partnership Products can be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2017 and Note 2 – “Significant Accounting Policies” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
Additionally, in April 2018, a subsidiary of the Bank acquired the bankruptcy trustee and fiduciary services business of Epiq. The business provides specialized software and consulting services to Chapter 7 and non-7 trustees and fiduciaries in all 50 states. This business is expected to generate fee income from bank partners and bankruptcy cases, as well as opportunities to source low-cost deposits. No deposits were acquired as part of the transaction.
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

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	March 31, 2018	June 30, 2017	March 31, 2017
Selected Balance Sheet Data:
Total assets	$9,982,320	$8,501,680	$8,700,031
Loans and leases—net of allowance for loan and lease losses	8,064,716	7,374,493	7,020,700
Loans held for sale, at fair value	28,301	18,738	14,696
Loans held for sale, lower of cost or fair value	6,770	6,669	7,607
Allowance for loan and lease losses	62,054	40,832	42,525
Securities—trading	—	8,327	8,421
Securities—available-for-sale	173,186	264,470	368,229
Total deposits	7,963,757	6,899,507	6,799,631
Securities sold under agreements to repurchase	—	20,000	35,000
Advances from the FHLB	968,000	640,000	961,000
Subordinated notes and debentures and other	54,528	54,463	54,450
Total stockholders’ equity	921,653	834,247	800,304

Capital Ratios:
Equity to assets at end of period	9.23%	9.81%	9.20%
BofI Holding, Inc:
Tier 1 leverage (core) capital to adjusted average assets	9.36%	9.95%	9.47%
Common equity tier 1 capital (to risk-weighted assets)	14.83%	14.66%	14.50%
Tier 1 capital (to risk-weighted assets)	14.91%	14.75%	14.59%
Total capital (to risk-weighted assets)	16.74%	16.38%	16.36%
BofI Federal Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.40%	9.60%	9.11%
Common equity tier 1 capital (to risk-weighted assets)	14.97%	14.25%	14.04%
Tier 1 capital (to risk-weighted assets)	14.97%	14.25%	14.04%
Total capital (to risk-weighted assets)	15.98%	14.97%	14.88%

BOFI HOLDING, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Selected Income Statement Data:
Interest and dividend income	$144,880	$106,962	$356,176	$288,743
Interest expense	28,197	18,403	74,730	54,044
Net interest income	116,683	88,559	281,446	234,699
Provision for loan and lease losses	16,900	4,862	21,900	10,862
Net interest income after provision for loan and lease losses	99,783	83,697	259,546	223,837
Non-interest income	23,525	23,168	53,964	54,601
Non-interest expense	45,434	35,448	124,263	101,626
Income before income tax expense	77,874	71,417	189,247	176,812
Income tax expense	26,621	30,423	73,953	74,621
Net income	$51,253	$40,994	$115,294	$102,191
Net income attributable to common stock	$51,176	$40,917	$115,062	$101,959

Per Share Data:
Net income:
Basic	$0.80	$0.63	$1.78	$1.57
Diluted	$0.80	$0.63	$1.78	$1.57
Book value per common share	$14.65	$12.55	$14.65	$12.55
Tangible book value per common share	$14.49	$12.44	$14.49	$12.44

Weighted average number of shares outstanding:
Basic	64,095,777	64,982,389	64,707,940	64,809,926
Diluted	64,095,777	64,982,389	64,707,940	64,809,926
Common shares outstanding at end of period	62,552,868	63,390,389	62,552,868	63,390,389
Common shares issued at end of period	65,516,157	64,798,821	65,516,157	64,798,821

Performance Ratios and Other Data:
Loan and lease originations for investment	$2,232,463	$1,044,107	$4,561,204	$3,040,990
Loan originations for sale	$258,840	$239,931	$1,275,333	$1,084,387
Loan and lease purchases	$—	$276,917	$—	$276,917
Return on average assets	2.08%	1.94%	1.72%	1.72%
Return on average common stockholders’ equity	22.84%	21.10%	17.55%	18.48%
Interest rate spread[1]	4.40%	4.00%	3.94%	3.81%
Net interest margin[2]	4.77%	4.24%	4.25%	4.02%
Efficiency ratio	32.40%	31.73%	37.05%	35.13%

Asset Quality Ratios:
Net annualized charge-offs to average loans and leases	0.02%	(0.01)%	0.01%	0.01%
Non-performing loans and leases to total loans and leases	0.37%	0.47%	0.37%	0.47%
Non-performing assets to total assets	0.39%	0.39%	0.39%	0.39%
Allowance for loan and lease losses to total loans and leases at end of period	0.76%	0.65%	0.76%	0.65%
Allowance for loan and lease losses to non-performing loans and leases	204.18%	138.09%	204.18%	138.09%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2018 and 2017
For the three months ended March 31, 2018, we had net income of $51.3 million compared to net income of $41.0 million for the three months ended March 31, 2017. Net income attributable to common stockholders was $51.2 million or $0.80 per diluted share for the three months ended March 31, 2018 compared to net income attributable to common shareholders of $40.9 million or $0.63 per diluted share for the three months ended March 31, 2017. For the nine months ended March 31, 2018, we had net income of $115.3 million compared to net income of $102.2 million for the nine months ended March 31, 2017. Net income attributable to common stockholders was $115.1 million or $1.78 per diluted share for the nine months ended March 31, 2018 compared to net income attributable to common shareholders of $102.0 million or $1.57 per diluted share for the nine months ended March 31, 2017. For the three and nine months ended March 31, 2018, the increase in net income was primarily related to increased net interest income from loan growth and increased interest income related to seasonal H&R Block-branded products.
Other key comparisons between our operating results for the three and nine months ended March 31, 2018 and 2017 are as follows:

•
Net interest income increased $28.1 million and $46.7 million due to a 17.2% and 13.5% increase in average earning assets in the three and nine months ended March 31, 2018, respectively. These increases were primarily the result of growth in the loan and lease portfolio and interest income from H&R Block-branded Refund Advance loan origination fee accretion. As a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year, our market rates on loans and deposits have increased. Our net interest margin increased 53 basis points and increased 23 basis points for the three and nine months ended March 31, 2018 compared to the three and nine months ended March 31, 2017, respectively. The increases in the net interest margin are primarily due to the interest income related to the increase in Refund Advance loan fundings from $0.3 billion to $1.1 billion during the three months ended March 31, 2017 and 2018, respectively, partially offset by an increased average funding rate on interest bearing demand and savings accounts.

•
Non-interest income increased $0.4 million and decreased $0.6 million for the three and nine months ended March 31, 2018 compared to the three and nine months ended March 31, 2017, respectively. The $0.4 million increase in non-interest income for the three months ended March 31, 2018, was primarily the result of an increase in mortgage banking income of $1.7 million, partially offset by a decrease in prepayment penalty fee income of $0.8 million and a decrease in realized gain (loss) on securities of $0.4 million. The $0.6 million decrease in non-interest income for the nine months ended March 31, 2018, was primarily the result a $2.9 million decrease in realized gain on securities and a $1.2 million decrease in gain on sale – other income from reduced sales of structured settlements, partially offset by a $2.7 million increase in banking service fees and other income primarily due to increased fees related H&R Block-branded products and service fee income and a $0.8 million reduction in unrealized loss on securities.

•
Non-interest expense increased $10.0 million and $22.6 million for the three and nine months ended March 31, 2018 compared to the three and nine months ended March 31, 2017, respectively. For the three months ended March 31, 2018 compared to the three months ended March 31, 2017 salaries and related expenses increased $4.6 million primarily due to an increase in staff to support the overall growth of the Bank. Advertising and promotional increased by $2.2 million, primarily related to increased deposit lead generation and rebranding costs, and other and general expense increased $1.5 million, primarily due to increases in costs to support loan and deposit production. For the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017 salaries and related expenses increased $11.7 million primarily due to the overall increase in staff to support the overall growth of the Bank. Advertising and promotional expense increased $4.4 million primarily related to increased deposit lead generation and rebranding costs, data processing, and internet expense increased $2.8 million due to software initiatives and enhancements to the Bank’s core processing system, and other and general expense increased $2.1 million, primarily due to increases in costs to support loan and deposit production.

Net Interest Income
Net interest income for the three and nine months ended March 31, 2018 totaled $116.7 million and $281.4 million, an increase of 31.8% and 19.9%, compared to net interest income of $88.6 million and $234.7 million for the three and nine months ended March 31, 2017. The growth of net interest income for both the three and nine months ended March 31, 2018 is primarily due to net loan and lease portfolio growth.
Total interest and dividend income during the three and nine months ended March 31, 2018 increased 35.4% to $144.9 million and 23.4% to $356.2 million, respectively, compared to $107.0 million and $288.7 million during the three and nine months ended March 31, 2017. The increases in interest and dividend income for the three and nine months ended March 31, 2018 was primarily attributable to the continued growth in average earning assets from loan originations, primarily in the commercial & industrial as well as accretion from Refund Advance loans. The average balance of interest-earning loans and leases increased 18.5% and 15.9% for the three and nine months ended March 31, 2018 compared to the three and nine months ended March 31, 2017. As a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year we have marked up our adjustable loans and have increased the market rates on new loans.
Total interest expense was $28.2 million and $74.7 million for the three and nine months ended March 31, 2018, an increase of $9.8 million or 53.2% and of $20.7 million or 38.3% as compared with the three and nine months ended March 31, 2017, respectively. The increase for the three months ended March 31, 2018 was due primarily to increased rates of deposits. The average funding rate for the three months ended March 31, 2018 compared to the same 2017 period increased 40 basis points while average interest-bearing liabilities grew 13.4%. The average funding rate for the nine months ended March 31, 2018 compared to the same 2017 period increased 30 basis points as a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year, while average interest-bearing liabilities grew 8.7%.
Net interest margin, defined as annualized net interest income divided by average earning assets, increased by 53 basis points to 4.77% and increased by 23 basis points to 4.25% for the three and nine months ended March 31, 2018, respectively. The increases of 53 and 23 basis points were primarily due to interest income generated by origination fee accretion of Refund Advance loans. The net interest margins of 4.77% and 4.25% for the three and nine months ended March 31, 2018 were primarily the result of the above discussed changes in loan yields and in the overall cost of funds, respectively.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
	2018			2017
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$8,226,370	$135,901	6.61%	$6,944,683	$99,391	5.72%
Interest-earning deposits in other financial institutions	1,314,249	5,222	1.59%	982,002	2,158	0.88%
Mortgage-backed and other investment securities[4]	186,777	2,640	5.65%	372,826	4,173	4.48%
Stock of the FHLB, at cost	64,287	1,117	6.95%	53,669	1,240	9.24%
Total interest-earning assets	9,791,683	144,880	5.92%	8,353,180	106,962	5.12%
Non-interest-earning assets	63,990			111,178
Total assets	$9,855,673			$8,464,358
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,729,058	$13,935	1.18%	$4,799,610	$8,608	0.72%
Time deposits	1,092,585	6,865	2.51%	886,541	5,543	2.50%
Securities sold under agreements to repurchase	—	—	—%	35,000	385	4.40%
Advances from the FHLB	1,546,569	6,496	1.68%	766,289	2,940	1.53%
Subordinated notes and debentures and other	54,537	901	6.61%	56,368	928	6.59%
Total interest-bearing liabilities	7,422,749	28,197	1.52%	6,543,808	18,404	1.12%
Non-interest-bearing demand deposits	1,459,834			1,081,939
Other non-interest-bearing liabilities	71,782			57,812
Stockholders’ equity	901,308			780,799
Total liabilities and stockholders’ equity	$9,855,673			$8,464,358
Net interest income		$116,683			$88,558
Interest rate spread[5]			4.40%			4.00%
Net interest margin[6]			4.77%			4.24%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $29.3 million and $30.2 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2018 and 2017 three-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2018 and 2017:

	For the Nine Months Ended
	March 31,
	2018			2017
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$7,764,982	$335,510	5.76%	$6,700,515	$265,849	5.29%
Interest-earning deposits in other financial institutions	789,845	8,662	1.46%	600,324	3,234	0.72%
Mortgage-backed and other investment securities[4]	218,930	8,654	5.27%	433,109	14,089	4.34%
Stock of the FHLB, at cost	63,562	3,350	7.03%	54,249	5,571	13.69%
Total interest-earning assets	8,837,319	356,176	5.37%	7,788,197	288,743	4.94%
Non-interest-earning assets	85,401			142,600
Total assets	$8,922,720			$7,930,797
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,805,737	$39,146	1.09%	$4,624,507	$24,564	0.71%
Time deposits	914,349	18,016	2.63%	989,224	17,112	2.31%
Securities sold under agreements to repurchase	7,427	229	4.11%	35,000	1,143	4.35%
Advances from the FHLB	1,169,810	14,605	1.66%	687,781	8,409	1.63%
Subordinated notes and debentures and other	54,505	2,734	6.69%	56,339	2,816	6.66%
Total interest-bearing liabilities	6,951,828	74,730	1.43%	6,392,851	54,044	1.13%
Non-interest-bearing demand deposits	1,024,620			739,780
Other non-interest-bearing liabilities	66,922			57,497
Stockholders’ equity	879,350			740,669
Total liabilities and stockholders’ equity	$8,922,720			$7,930,797
Net interest income		$281,446			$234,699
Interest rate spread[5]			3.94%			3.81%
Net interest margin[6]			4.25%			4.02%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $29.5 million and $30.4 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2018 and 2017 nine-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2018 and 2017:

	For the Three Months Ended				For the Nine Months Ended
	March 31, 2018				March 31, 2018
	2018 vs 2017				2018 vs 2017
	Increase (Decrease) Due to				Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loans and leases	$18,328	$15,452	$2,730	$36,510	$42,233	$23,619	$3,809	$69,661
Interest-earning deposits in other financial institutions	731	1,743	590	3,064	1,023	3,332	1,073	5,428
Mortgage-backed and other investment securities	(2,084)	1,091	(540)	(1,533)	(6,972)	3,021	(1,484)	(5,435)
Stock of the FHLB, at cost	245	(307)	(61)	(123)	956	(2,710)	(467)	(2,221)
	$17,220	$17,979	$2,719	$37,918	$37,240	$27,262	$2,931	$67,433
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$(127)	$5,520	$(66)	$5,327	$965	$13,180	$437	$14,582
Time deposits	1,288	22	12	1,322	(1,297)	2,374	(173)	904
Securities sold under agreements to repurchase	(385)	(385)	385	(385)	(900)	(63)	49	(914)
Advances from the FHLB	2,985	287	284	3,556	5,893	155	148	6,196
Subordinated notes and debentures and other	(30)	3	—	(27)	(92)	13	(3)	(82)
	$3,731	$5,447	$615	$9,793	$4,569	$15,659	$458	$20,686

Provision for Loan and Lease Losses
The loan and lease loss provision was $16.9 million for the three months ended March 31, 2018 compared to $4.9 million for the three months ended March 31, 2017. The loan and lease loss provision was $21.9 million for the nine months ended March 31, 2018 compared to $10.9 million for the nine months ended March 31, 2017. The increase in the loan and lease loss provision for the three and nine months ended March 31, 2018 was primarily due to the increase in Refund Advance loan fundings from $0.3 billion to $1.1 billion during the quarters ended March 31, 2017 and March 31, 2018, respectively, combined with overall loan portfolio growth. Provisions for loan and lease losses are charged to income to bring the allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan and Lease Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2018	2017	Inc (Dec)	2018	2017	Inc (Dec)
Realized gain (loss) on securities	$(101)	$312	$(413)	$(18)	$2,924	$(2,942)
Other-than-temporary loss on securities:
Total impairment losses	(173)	(754)	581	(6,271)	(8,981)	2,710
Loss recognized in other comprehensive loss	173	386	(213)	6,115	7,143	(1,028)
Net impairment loss recognized in earnings	—	(368)	368	(156)	(1,838)	1,682
Fair value gain on trading securities	—	270	(270)	—	837	(837)
Total unrealized loss on securities	—	(98)	98	(156)	(1,001)	845
Prepayment penalty fee income	874	1,682	(808)	3,108	3,617	(509)
Gain on sale – other	522	341	181	2,888	4,068	(1,180)
Mortgage banking income	3,089	1,430	1,659	11,852	11,400	452
Banking service fees and other income	19,141	19,501	(360)	36,290	33,593	2,697
Total non-interest income	$23,525	$23,168	$357	$53,964	$54,601	$(637)
Our relationship with H&R Block began in fiscal 2016 and introduced seasonality into banking service fees and other income category of non-interest income, with an increase during our second quarter and the peak income in this category typically occurring during our third fiscal quarter ended March 31. Therefore, banking services fees and other income for the three months ended March 31, 2018 are not indicative of results to be expected for other quarters during the fiscal year. Historically, the primary non-interest income generating H&R Block products and services that lead to the increased banking service fees and other income are Emerald Prepaid Mastercard® (“EPC”) and Refund Transfer (“RT”).
Non-interest income increased $0.4 million to $23.5 million for the three months ended March 31, 2018. The increase was the result of a $1.7 million increase in mortgage banking income, an increase in gain on sale – other of $0.2 million, and a $0.1 million reduction in unrealized loss on securities, partially offset by a $0.8 million decrease in prepayment penalty fee income and a $0.4 million decrease in realized gain (loss) on securities, and a $0.4 million decrease in banking service fees. For the three months ended March 31, 2018, EPC increased $0.2 million to $3.1 million from $2.9 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, RT decreased $0.3 million to $10.5 million from $10.8 million for the three months ended March 31, 2017. Non-interest income decreased $0.6 million to $54.0 million for the nine months ended March 31, 2018. The decrease was primarily the result of a $2.9 million decrease in realized gain (loss) on securities, a decrease in gain on sale – other of $1.2 million due to reduced sales of structured settlements, partially offset by a $2.7 million increase in banking service fees due to increased fees related to seasonal H&R Block-branded products and service fee income, a $0.8 million net decrease in unrealized loss on securities, a $0.5 million increase in mortgage banking income. For the nine months ended March 31, 2018, EPC revenue increased $0.2 million to $5.9 million from $5.7 million for the nine months ended March 31, 2017, RT revenue decreased $0.2 million to $10.7 million from $10.9 million for the nine months ended March 31, 2017.
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

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2018	2017	Inc (Dec)	2018	2017	Inc (Dec)
Salaries and related costs	$25,871	$21,268	$4,603	$72,310	$60,608	$11,702
Data processing and internet	4,216	3,298	918	12,191	9,411	2,780
Advertising and promotional	4,315	2,148	2,167	11,092	6,670	4,422
Depreciation and amortization	2,024	1,552	472	5,719	4,316	1,403
Occupancy and equipment	1,543	1,461	82	4,461	4,100	361
Professional services	1,474	1,023	451	3,954	3,463	491
FDIC and regulator fees	1,242	1,265	(23)	3,338	3,390	(52)
Real estate owned and repossessed vehicles	(142)	(2)	(140)	(49)	503	(552)
Other general and administrative	4,891	3,435	1,456	11,247	9,165	2,082
Total non-interest expenses	$45,434	$35,448	$9,986	$124,263	$101,626	$22,637
Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $45.4 million for the three months ended March 31, 2018, up from $35.4 million for the three months ended March 31, 2017. Non-interest expense was $124.3 million for the nine months ended March 31, 2018, up from $101.6 million for the nine months ended March 31, 2017. The increase in compensation expense for the three and nine months ended March 31, 2018 was primarily due to the expansion of the Bank, specifically in areas related to lending, information technology infrastructure development and regulatory compliance.
Total salaries and related costs increased $4.6 million to $25.9 million for the three months ended March 31, 2018 compared to $21.3 million for the three months ended March 31, 2017 due to increased staffing levels to support growth in lending and information technology infrastructure development activities. Total salaries and related costs increased $11.7 million to $72.3 million for the nine months ended March 31, 2018 compared to $60.6 million for the nine months ended March 31, 2017 due to increased staffing levels to support growth in lending and information technology infrastructure development and compliance activities. Our staff increased to 725 from 643, or 12.8% between March 31, 2018 and 2017.
Data processing and internet expense increased $0.9 million and $2.8 million for the three and nine months ended March 31, 2018, compared to the three and nine month periods ended March 31, 2017, respectively. The increases were primarily due to enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotional expense increased $2.2 million and $4.4 million for the three and nine months ended March 31, 2018, compared to the three and nine months ended March 31, 2017. The increases for the three months ended March 31, 2018 were primarily related to increased deposit marketing, increased lead generation costs, and rebranding costs. The increases for the nine months ended March 31, 2018 were primarily related to increased deposit marketing and rebranding costs.
Depreciation and amortization expense increased $0.5 million and $1.4 million for the three and nine months ended March 31, 2018, compared to the three and nine months ended March 31, 2017. The increases were primarily due to depreciation on lending and deposit platform enhancements and infrastructure development.
Occupancy and equipment expense increased $0.1 million and $0.4 million for the three and nine months ended March 31, 2018 compared to the three and nine months ended March 31, 2017, in order to support increased production and office space for additional employees.
Professional services, which include accounting and legal fees, increased $0.5 million for both the three and nine months ended March 31, 2018, compared to the three and nine month periods last year, respectively. Professional services charges increased due primarily to legal fees and the timing of insurance reimbursements.
Our cost of Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges was flat for the three and nine months ended March 31, 2018, compared to the three and nine month period last year, respectively. The overall growth of the Bank’s liabilities has been offset by the generally favorable change in the FDIC deposit insurance premium calculation. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.

Other general and administrative costs increased by $1.5 million and $2.1 million for the three and nine months ended March 31, 2018, compared to the three and nine month period ended March 31, 2017, respectively. The increases were primarily due to costs to support loan and deposit production.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2018 and 2017 were 34.18% and 42.60%, respectively. Our effective income tax rates for the nine months ended March 31, 2018 and 2017 were 39.08% and 42.20%, respectively.
The Tax Act made broad and complex changes to the U.S. tax code that will affect our fiscal year ending June 30, 2018 and future periods, including reducing the U.S. federal corporate statutory tax rate to 21.0% beginning January 1, 2018. Our fiscal year ending June 30, 2018 will have a blended federal corporate statutory tax rate of 28.1%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. Consequently, we have recorded a decrease related to net deferred tax assets of $8.0 million, with a corresponding discreet net income tax expense during the quarter ended December 31, 2017. The deferred tax asset revaluation relates primarily to the reduced value of deferred tax assets resulting from loan loss reserves. As a result, income tax expense reported for the nine months ended March 31, 2018 was adjusted to reflect the effects of the change in the tax law. Based on the changes in the Tax Act, our federal corporate statutory tax rate will be 28.1% for the quarters ending March 31, 2018 and June 30, 2018, and 21.0% for the year ending June 30, 2019.
Additionally, the Company received a state tax credit award for the year ended June 30, 2018. This tax credit was applied during the three months ended March 31, 2018, reducing the effective tax rate by approximately 1.4%. Lastly, the Company adopted ASU 2016-09 effective July 1, 2017. As a result of the adoption, the Company recorded $71 and $670 of income tax benefits for the three and nine months ended March 31, 2018, respectively, related to excess tax benefits from stock compensation. Prior to 2017, such excess tax benefits were generally recorded directly in stockholders’ equity. This new accounting standard may potentially increase the volatility in the Company’s effective tax rates.
FINANCIAL CONDITION
Balance Sheet Analysis
Total assets increased $1,480.6 million, or 17.4%, to $9,982.3 million, as of March 31, 2018, up from $8,501.7 million at June 30, 2017. The increase in total assets was primarily due to an increase in cash of $847.5 million and an increase of $690.2 million in net loans and leases held for investment. Total liabilities increased $1,393.2 million, primarily from growth in deposits of $1,064.3 million and an increase in FHLB advances of $328.0 million.
Loans and Leases
Net loans and leases held for investment increased 9.4% to $8,064.7 million at March 31, 2018 from $7,374.5 million at June 30, 2017. The increase in the loan and lease portfolio was primarily due to loan and lease originations of $4,561.2 million, partially offset by loan and lease repayments and other adjustments of $3,871.0 million during the nine months ended March 31, 2018.

The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	March 31, 2018		June 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$4,016,160	49.1%	$3,901,754	52.4%
Home equity	2,407	—%	2,092	—%
Warehouse and other	405,987	5.0%	452,390	6.1%
Multifamily real estate secured	1,747,800	21.4%	1,619,404	21.7%
Commercial real estate secured	208,133	2.5%	162,715	2.2%
Auto and RV secured	196,665	2.4%	154,246	2.1%
Factoring	200,579	2.5%	160,674	2.1%
Commercial & Industrial	1,356,377	16.6%	992,232	13.3%
Other	42,269	0.5%	3,754	0.1%
Total gross loans and leases	8,176,377	100.0%	7,449,261	100.0%
Allowance for loan and lease losses	(62,054)		(40,832)
Unaccreted discounts and loan and lease fees	(49,607)		(33,936)
Total net loans and leases	$8,064,716		$7,374,493
We originate some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. Our lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. We monitor and perform reviews of interest only loans. Adverse trends reflected in delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of March 31, 2018, we had $1,026.9 million of interest only mortgage loans. Through March 31, 2018, the net amount of deferred interest on interest only loans was not material to our financial position or operating results.

Asset Quality and Allowance for Loan and Lease Losses
Non-performing Assets
Non-performing loans and leases are comprised of loans and leases past due 90 days or more on nonaccrual status and other nonaccrual loans and leases. Non-performing assets include non-performing loans and leases plus other real estate owned and repossessed vehicles. At March 31, 2018, our non-performing loans and leases totaled $30.4 million, or 0.37% of total gross loans and leases and our non-performing loans and leases and foreclosed assets or “non-performing assets” totaled $38.7 million, or 0.39% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2018	June 30, 2017	Inc (Dec)
Non-performing assets:
Non-accrual loans and leases:
Single family real estate secured:
Mortgage	$29,549	$23,377	$6,172
Home equity	16	16	—
Multifamily real estate secured	243	4,255	(4,012)
Total non-performing loans secured by real estate	29,808	27,648	2,160
Auto and RV secured	147	157	(10)
Commercial & Industrial	—	314	(314)
Other	437	274	163
Total non-performing loans and leases	30,392	28,393	1,999
Foreclosed real estate	8,139	1,353	6,786
Repossessed—Auto and RV	187	60	127
Total non-performing assets	$38,718	$29,806	$8,912
Total non-performing loans and leases as a percentage of total loans and leases	0.37%	0.38%	(0.01)%
Total non-performing assets as a percentage of total assets	0.39%	0.35%	0.04%
Total non-performing assets increased from $29.8 million at June 30, 2017 to $38.7 million at March 31, 2018. As a percentage of total assets, non-performing assets increased from 0.35% at June 30, 2017 to 0.39% at March 31, 2018. The non-performing assets increase of approximately $8.9 million, was primarily the result of increases in non-performing single family real estate secured mortgage loans and foreclosed real estate assets.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. There were no performing troubled debt restructurings at March 31, 2018 and June 30, 2017.
Allowance for Loan and Lease Losses
We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan and lease losses is adequate at March 31, 2018, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
We provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at March 31, 2018 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. We had $196.5 million of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $97.8 million; 715 – 769: $67.2 million; 700 – 714: $16.6 million; 660 – 699: $13.5 million and less than 660: $1.4 million.

We experienced increased charge-offs of RV loans in fiscal 2007 through 2011, due to the nationwide recession. Our portfolio of RV loans is expected to decrease in the future because we ceased originating RV loans in fiscal 2009.
General loan loss reserves for mortgage loans are based upon the size and class of the mortgage loan and the loan-to-value ratio (“LTV”) at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the loan-to-value and applying quantitative and qualitative loss rates. The LTV groupings for each significant mortgage class are as follows:
We had $3,986.6 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,356.8 million; 61% – 70%: $1,326.6 million; 71% – 80%: $303.0 million; greater than 80%: $0.2 million.
We had $1,747.6 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $929.1 million; 56% – 65%: $525.3 million; 66% – 75%: $283.6 million; 76% – 80%: $9.6 million and greater than 80%: $0.0 million.
We had $208.1 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $97.9 million; 51% – 60%: $41.0 million; 61% – 70%: $57.2 million; and 71% – 80%: $12.1 million.
The commercial secured portfolio consists of business loans well-collateralized by residential real estate. The other portfolio consists of receivables factoring for businesses and consumers. We allocate the allowance for loan loss for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.
The weighted average LTV percentage for our entire real estate loan portfolio was 55% at March 31, 2018. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan and lease loss provisions in the future to provide a larger loss allowance for one or more of our loan and lease types.
Loans included in the other loan classification primarily consist of tax season H&R Block related products. These are generally short term in nature, in that they are intended to be repaid within a few weeks or months of origination; if they are not repaid timely, they are charged off in their entirety at 120 days delinquent, consistent with regulatory guidance for unsecured consumer loan products. While they do incur higher proportional default and charge-off rates than the remainder of our loan and lease portfolio, these asset quality attributes are within expectations of the design of the products. We provide general loan loss reserves for our H&R Block related loans based upon prior years’ loss experience with consideration for current year loan performance.
The following table summarizes impaired loans and leases as of:

(Dollars in thousands)	March 31, 2018	June 30, 2017
Non-performing loans and leases—90+ days past due plus other non-accrual loans and leases	$29,185	$26,815
Troubled debt restructuring loans—non-accrual	1,207	1,578
Total impaired loans and leases	$30,392	$28,393

The following table reflects management’s allocation of the allowance for loan and lease losses by loan and lease category and the ratio of each loan and lease category to total loans and leases as of the dates indicated:

	March 31, 2018		June 30, 2017
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$19,666	31.7%	$19,972	48.9%
Home equity	15	—%	19	—%
Warehouse and other	2,130	3.4%	2,298	5.6%
Multifamily real estate secured	5,096	8.2%	4,638	11.4%
Commercial real estate secured	901	1.5%	1,008	2.5%
Auto and RV secured	3,056	4.9%	2,379	5.8%
Factoring	500	0.8%	401	1.0%
Commercial & Industrial	13,866	22.4%	9,881	24.2%
Other	16,824	27.1%	236	0.6%
Total	$62,054	100.0%	$40,832	100.0%
The loan and lease loss provision was $16.9 million and $4.9 million for the three months ended March 31, 2018 and 2017, respectively. The loan and lease loss provision was $21.9 million and $10.9 million for the nine months ended March 31, 2018 and 2017, respectively. The increase in the loan and lease loss provision was due to portfolio loan growth combined with an increased provision in the other loan classification from $4.5 million to $14.1 million for the three months ended March 31, 2017 and 2018, respectively, which was primarily attributable to the increase in Refund Advance loan fundings. We believe that the lower average LTV in the mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan and lease loss reserves are based upon historical losses and expected future trends. The resolution of our existing other real estate owned and non-performing loans should not have a significant adverse impact on operating results.
Investment Securities
Total investment securities were $173.2 million as of March 31, 2018, compared with $272.8 million at June 30, 2017. During the nine months ended March 31, 2018, we purchased 26 securities for $81.9 million, sold $44.0 million of available for sale securities, sold $8.3 million of trading securities and received principal repayments of approximately $127.0 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.
Deposits
Deposits increased a net $1,064.3 million, or 15.4%, to $7,963.8 million at March 31, 2018, from $6,899.5 million at June 30, 2017. Our deposit growth was the result of a 78.3% increase in non-interest bearing accounts and a 70.0% increase in time deposit accounts. The addition of deposits through our H&R Block product and service offerings and our organic business growth resulted in higher demand account business, time deposit business, and non-interest bearing account business during the nine months ended March 31, 2018.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2018		June 30, 2017
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$1,513,228	—%	$848,544	—%
Interest-bearing:
Demand	2,469,944	1.35%	2,593,491	0.89%
Savings	2,609,910	1.08%	2,651,176	0.81%
Total interest-bearing demand and savings	5,079,854	1.21%	5,244,667	0.85%
Time deposits:
$250 and under[2]	1,309,488	2.28%	774,627	2.54%
Greater than $250	61,187	1.64%	31,669	0.39%
Total time deposits	1,370,675	2.35%	806,296	2.46%
Total interest bearing[2]	6,450,529	1.45%	6,050,963	1.06%
Total deposits	$7,963,757	1.18%	$6,899,507	0.93%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,591.8 million and $1,104.3 million as of March 31, 2018 and June 30, 2017, respectively, of which $1,135.6 million and $611.0 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2018	June 30, 2017	March 31, 2017
Non-interest bearing, prepaid and other	4,358,429	3,113,128	3,798,888
Checking and savings accounts	271,318	274,962	277,182
Time deposits	2,486	2,748	2,941
Total number of deposit accounts	4,632,233	3,390,838	4,079,011
The net increase of 1,245,301 of non-interest bearing, prepaid and other accounts for the nine months ended March 31, 2018 was primarily the result of the seasonality of the H&R Block-branded products. Our non-interest bearing, prepaid and other accounts contain two omnibus accounts that when condensed for regulatory reporting purposes result in 6,875 accounts as of March 31, 2018.

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	March 31, 2018		June 30, 2017		March 31, 2017
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$—	—%	$20,000	4.25%	$35,000	4.38%
FHLB Advances	968,000	1.99%	640,000	1.79%	961,000	1.42%
Subordinated notes and debentures and other	54,528	6.56%	54,463	6.57%	54,450	6.35%
Total borrowings	$1,022,528	2.23%	$714,463	2.22%	$1,050,450	1.78%

Weighted average cost of borrowings during the quarter	1.85%		1.71%		1.98%
Borrowings as a percent of total assets	10.2%		8.4%		12.1%
At March 31, 2018, total borrowings amounted to $1,022.5 million, up $308.1 million, or 43.1%, from June 30, 2017 and down $27.9 million or 2.7% from March 31, 2017. Total borrowings represented 10.2% of total assets and had a weighted-average cost of 1.85% at March 31, 2018, compared with 8.4% of total assets at a weighted-average cost of 1.71% at June 30, 2017 and 12.1% of total assets at a weighted-average cost of 1.98% at March 31, 2017.

Previously we had sold securities under various agreements to repurchase. The remaining agreements matured during the three months ended December 31, 2017 and we have no further such agreements.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At March 31, 2018, we no longer had any FHLB advances including agreements that allow the FHLB, at its option, to put the advances back to us after specified dates.
Stockholders’ Equity
Stockholders’ equity increased $87.4 million to $921.7 million at March 31, 2018 compared to $834.2 million at June 30, 2017. The increase was the result of our net income for the nine months ended March 31, 2018 of $115.3 million, vesting and issuance of RSUs of $9.2 million, partially offset by $35.2 million in stock repurchases and $0.2 million of dividends declared on preferred stock. On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100.0 million of common stock. As of March 31, 2018, the Company has repurchased a total of $35.2 million, or 1,233,491 common shares at an average price of $28.49 per share with $64.8 million remaining under the current board authorized stock repurchase program.

LIQUIDITY
Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Operating Activities	$118,578	$171,379
Investing Activities	$(603,883)	$(566,346)
Financing Activities	$1,332,805	$986,997
During the nine months ended March 31, 2018, we had net cash inflows from operating activities of $118.6 million compared to inflows of $171.4 million for the nine months ended March 31, 2017, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $603.9 million for the nine months ended March 31, 2018, while outflows totaled $566.3 million for the same period in fiscal year 2017. The increase was primarily due to increased originations of loans and leases in the fiscal 2018 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $1,332.8 million for the nine months ended March 31, 2018, and $987.0 million for the nine months ended March 31, 2017. Net cash provided by financing activities increased primarily from a net increase in deposits for the nine months ended March 31, 2018 compared to March 31, 2017.
During the nine months ended March 31, 2018, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2018, the Company had $562.3 million available immediately being fully collateralized. At March 31, 2018, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2018, the Bank did not have any borrowings outstanding and the amount available from this source was $916.5 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits of $1.6 billion at March 31, 2018. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At March 31, 2018, we had commitments to originate loans with an aggregate outstanding principal balance of $439.8 million, and commitments to sell loans with an aggregate outstanding principal balance of $86.8 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.

Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “First Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The First Class Action complaint was amended by a certain Consolidated Amended Class Complaint filed on April 11, 2016. On September 27, 2016, the Court dismissed the First Class Action, with leave to amend, as to defendants Andrew Micheletti, Paul Grinberg, Nicholas Mosich and James Argalas. The Court denied the Motion to Dismiss with respect to the Company and Gregory Garrabrants. On November 25, 2016, the putative class action plaintiff filed a Second Amended Class Action Complaint (the “Second Amended Complaint”), which includes the previously dismissed defendants. On December 23, 2016, the Company and other defendants filed a motion to dismiss such Second Amended Complaint. On May 23, 2017, the Court granted in part and denied in part the defendants; motion to dismiss the Second Amended Complaint. On September 28, 2017, the Company and other defendants filed a motion for judgment on the pleadings, which is currently pending. On December 1, 2017, the Court granted the motion to dismiss with leave. On December 22, 2017, the putative class action plaintiff filed a Third Amended Class Action Complaint (the “Third Amended Complaint”). The Second and Third Amended Complaints allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On January 19, 2018, the Company and other defendants filed a motion to dismiss such Third Amended Complaint. On March 21, 2018, the Court entered a final order granting defendants’ motion and dismissing the Third Amended Complaint. On March 28, 2018, the plaintiff filed a notice of appeal.
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On June 2, 2017, lead plaintiff motions were filed on behalf of three members of the putative class and on July 17, 2017, the Company and other defendants filed an opposition to such motions. On February 20, 2018, the lead plaintiff filed a class action amended complaint, enlarging the class period, setting forth additional allegations and adding defendants. On April 6, 2018, the defendants filed a motion to dismiss the class action amended complaint. A hearing for the motion to dismiss is scheduled for June 15, 2018. The Company and the other named defendants dispute the allegations advanced by the plaintiffs in the Mandalevy Case, and are vigorously defending against the Mandalevy Complaint.
The complaints filed in the Golden Case, the Hazan Case, and the Mandalevy Case allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose the wrongful conduct that is alleged in the Employment Matter, and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. The Company and the other named defendants dispute the allegations of wrongdoing advanced by the plaintiffs in the Class Action, the Mandalevy Case, and in the Employment Matter, as well as those plaintiffs’ statement of the underlying factual circumstances, and are vigorously defending each case.
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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated, appointed lead counsel in the consolidated action, and ordered the parties to meet and confer regarding a schedule for the filing of a consolidated complaint and defendants’ response to the complaint. Pursuant to the order, counsel have met and conferred regarding proposals for (a) the time for plaintiffs to file a consolidated complaint or provide notice of plaintiffs’ intent to rely upon the original Complaint in Case No. 3:15-cv-02722-GPC-KSC (the “Operative Complaint”); (b) the time for defendants to respond to the Operative Complaint; and (c) a schedule for briefing any motion to dismiss that may be filed by a defendant. A stipulation setting forth the agreed litigation schedule has been submitted to the Court. On April 10, 2017, the plaintiffs filed an amended complaint (the “Amended Operative Complaint”). On March 7, 2018, the defendants in the Amended Operative Complaint filed a motion for judgment on the pleadings. A hearing on the defendants’ motion for judgment on the pleadings is scheduled for May 20, 2018.
The two derivative actions pending before the San Diego County Superior Court have been consolidated and have been stayed by agreement of the parties.
In view of the inherent difficulty of predicting the outcome of each legal action, particularly since claimants seek substantial or indeterminate damages, it is not possible to reasonably predict or estimate the eventual loss or range of loss, if any, related to each legal action.

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of March 31, 2018 totaled $669.7 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of March 31, 2018
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$1,075,030	$736,458	$150,732	$88,241	$99,599
Time deposits[2]	1,497,667	691,782	131,387	141,273	533,225
Operating lease obligations[3]	14,641	4,786	6,879	1,884	1,092
Total	$2,587,338	$1,433,026	$288,998	$231,398	$633,916

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2018.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for leases of real property.
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for March 31, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2018, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2018 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	BofI Holding, Inc.		BofI Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	March 31, 2018	June 30, 2017	March 31, 2018	June 30, 2017
Regulatory Capital:
Tier 1	$922,794	$833,759	$925,507	$804,317
Common equity tier 1	$917,731	$828,696	$925,507	$804,317
Total capital (to risk-weighted assets)	$1,036,009	$925,720	$987,722	$845,278

Assets:
Average adjusted	$9,856,814	$8,380,909	$9,849,646	$8,374,509
Total risk-weighted	$6,189,054	$5,651,522	$6,180,455	$5,645,112

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.36%	9.95%	9.40%	9.60%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	14.83%	14.66%	14.97%	14.25%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	14.91%	14.75%	14.97%	14.25%	8.00%	6.00%
Total capital (to risk-weighted assets)	16.74%	16.38%	15.98%	14.97%	10.00%	8.00%
Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At March 31, 2018, our Company and Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June,

September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At March 31, 2018 the Bank is in compliance with this letter agreement.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at March 31, 2018 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2018
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,491,041	$—	$—	$—	$1,491,041
Securities[1]	144,051	1,780	17,402	9,953	173,186
Stock of the FHLB, at cost	66,987	—	—	—	66,987
Loans and leases—net of allowance for loan loss	3,928,240	848,536	3,157,365	130,575	8,064,716
Loans held for sale	35,071	—	—	—	35,071
Total interest-earning assets	5,665,390	850,316	3,174,767	140,528	9,831,001
Non-interest earning assets	—	—	—	—	151,319
Total assets	$5,665,390	$850,316	$3,174,767	$140,528	$9,982,320
Interest-bearing liabilities:
Interest-bearing deposits	$860,131	$4,889,353	$207,364	$493,681	$6,450,529
Securities sold under agreements to repurchase	—	—	—	—	—
Advances from the FHLB	613,000	112,500	212,500	30,000	968,000
Subordinated notes and debentures and other	5,138	—	—	49,390	54,528
Total interest-bearing liabilities	1,478,269	5,001,853	419,864	573,071	7,473,057
Other non-interest-bearing liabilities	—	—	—	—	1,587,610
Stockholders’ equity	—	—	—	—	921,653
Total liabilities and equity	$1,478,269	$5,001,853	$419,864	$573,071	$9,982,320
Net interest rate sensitivity gap	$4,187,121	$(4,151,537)	$2,754,903	$(432,543)	$2,357,944
Cumulative gap	$4,187,121	$35,584	$2,790,487	$2,357,944	$2,357,944
Net interest rate sensitivity gap—as a % of total interest earning assets	42.59%	(42.23)%	28.02%	(4.40)%	23.98%
Cumulative gap—as % of total interest earning assets	42.59%	0.36%	28.38%	23.98%	23.98%

[1]	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at March 31, 2018 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of March 31, 2018
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$446,575	13.7%	$449,349	11.9%
Base	$392,642	—%	$401,395	—%
Down 200 basis points	$341,519	(13.0)%	$355,176	(11.5)%
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
The increase in asset sensitivity at March 31, 2018 compared to prior periods is primarily due to the temporary excess liquid assets and deposits associated with the tax season and H&R Block-related products we offer.
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of March 31, 2018
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,222,761	11.3%	12.6%
Up 200 basis points	$1,212,049	10.4%	12.3%
Up 100 basis points	$1,179,276	7.4%	11.8%
Base	$1,098,362	—%	10.9%
Down 100 basis points	$958,890	(12.7)%	9.5%
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
The table below sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the quarter ended March 31, 2018. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plan does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. During the quarter ended March 31, 2018, there were 230,028 shares purchased under the plan.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended March 31, 2018
January 1, 2018 to March 31, 2018	230,028	$29.91	1,233,491	$64,817
For the Three Months Ended March 31, 2018	230,028	$29.91	1,233,491	$64,817

Stock Retained in Net Settlement
January 1, 2018 to January 31, 2018	7,167
February 1, 2018 to February 28, 2018	1,773
March 1, 2018 to March 31, 2018	87
For the Three Months Ended March 31, 2018	9,027

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Definition Document	Filed herewith.

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BofI Holding, Inc.

Dated:	April 26, 2018	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 26, 2018	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)