Form 10-K
period 2018-06-30
BofI Holding, Inc.
filed 2018-08-23
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on the NASDAQ Global Select Market of $29.90 on December 31, 2017 was $1,523,473,172.
The number of shares of the registrant’s common stock outstanding as of August 17, 2018 was 62,776,754.
__________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the period ended June 30, 2018 are incorporated by reference into Part III.

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
Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond the control of BofI or the Bank, which could cause our actual results to differ materially from the results expressed or implied in such forward-looking statements. These and other risks, uncertainties and contingencies are described in this Annual Report on Form 10-K, including under “Item 1A. Risk Factors”, and the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time, including but are not limited to the following:

•	Changes in interest rates;

•	General economic and market conditions, including the risk of a significant economic downturn;

•	The soundness of other financial institutions;

•	Changes in laws, regulation or regulatory oversight;

•	Policies and regulations enacted by the Consumer Financial Protection Bureau;

•	Changes in real estate values;

•	Possible defaults on our mortgage loans;

•	Mortgage buying activity of Fannie Mae and Freddie Mac;

•	The adequacy of our allowance for loan and lease losses;

•	Changes in the value of goodwill and other intangible assets;

•	Our ability to acquire and integrate acquired companies;

•	Changes in our relationship with H&R Block, Inc. and the financial benefits of that relationship;

•	The outcome or impact of current or future litigation involving the Company;

•	Our ability to access the equity capital markets;

•	Access to adequate funding;

•	Our ability to manage our growth and deploy assets profitably;

•	Competition for customers from other banks and financial services companies;

•	Our ability to maintain and enhance our brand;

•	A natural disaster, especially in California;

•	Our ability to retain the services of key personnel and attract, hire and retain other skilled managers;

•	Possible exposure to environmental liability;

•	Our dependence on third-party service providers for core banking technology;

•	Privacy concerns relating to our technology that could damage our reputation or deter customers from using our products and services;

•	Risk of systems failure and security breaches, including “hacking” and “identity theft”; and

•	Our reliance on continued and unimpeded access to the internet.
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

i

PART I

ITEM 1. BUSINESS
Overview
BofI Holding, Inc., is the holding company for BofI Federal Bank, a diversified financial services company with over $9.5 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. The Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index, the S&P SmallCap 600® Index and the KBW Nasdaq Financial Technology Index.
At June 30, 2018, we had total assets of $9,539.5 million, loans of $8,470.1 million, mortgage-backed and other investment securities of $180.3 million, total deposits of $7,985.4 million and borrowings of $511.6 million. Because we do not incur the significantly higher fixed operating costs inherent in a branch-based distribution system, we are able to rapidly grow our deposits and assets by providing a better value to our customers and by expanding our low-cost distribution channels.
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
Our distribution channels for our deposit and lending products include:

•	Multiple national online banking brands with tailored products targeted to specific consumer segments;

•	Affinity groups where we gain access to the affinity group’s members, and our exclusive relationships with financial advisory firms;

•	A business banking division focused on providing deposit products and loans to specific nationwide industry verticals (e.g., Homeowners’ Associations) and small and medium size businesses;

•	A commission-based lending sales force that operates from home offices focusing primarily on the origination of single family and multifamily mortgage loans;

•	A commission-based lending sales force that operates from the corporate office focusing on commercial and industrial loans to businesses;

•	A commission-based leasing sales force that operates from our Salt Lake City office focusing on commercial and industrial leases to businesses;

•	A bankruptcy and non-bankruptcy trustee and fiduciary services team that operates from our Kansas City location focusing on specialized software and consulting services that provide deposits; and

•	Inside sales teams that originate loans and deposits from self-generated internet leads, third-party purchase leads, and from our retention and cross-sell of our existing customer base.
Our business strategy is to grow our loan and lease originations and our deposits to achieve increased economies of scale and reduce the cost of products and services to our customers by leveraging our distribution channels and technology. We have designed our online banking platform and our workflow processes to handle traditional banking functions with elimination of duplicate and unnecessary paperwork and human intervention. Our charter allows us to operate in all fifty states, and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography and price. Our low-cost distribution channels provide opportunities to increase our core deposits and increase our loan originations by attracting new customers and developing new and innovative products and services.
Our long-term business plan includes the following principal objectives:

•	Maintain an annualized return on average common stockholders’ equity of 17.0% or better;

•	Annually increase average interest-earning assets by 15% or more; and

•	Maintain annualized efficiency ratio to a level 40% or lower.

ASSET ORIGINATION AND FEE INCOME BUSINESSES
     We have built diverse loan origination and fee income businesses that generate attractive financial returns through our online distribution channels. We believe the diversity of our businesses and our online distribution channels provide us with increased flexibility to manage through changing market and operating environments.
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
Multifamily Mortgage Secured Lending
We originate adjustable rate multifamily residential mortgage loans and project-based multifamily real estate secured loans with interest rates that adjust based on U.S. Treasury security yields and London Interbank Offered Rate (“LIBOR”). Many of our loans have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps.
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
Our commercial and industrial lending (“C&I”) is primarily comprised of real estate-backed and asset-backed loans and leases to businesses and non-bank lenders. We started our C&I lending in 2010 with a focus on business cash flow lending and subsequently have moved to providing financing to non-bank lenders that originate lending products secured by residential and commercial real estate assets. Our C&I lending has also expanded to other specialty commercial real estate lending types, as well as to other asset-based lending secured by non-real estate-related collateral.
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
Automobile Lending
Our automobile lending division originates prime loans to customers secured by new and used automobiles (“autos”). In 2015 and 2016 we added systems and personnel to increase our auto lending portfolio. We hold all of the auto loans that we have originated and perform the loan servicing functions for these loans.

Other Consumer and Business Lending
We originate fixed rate term unsecured personal loans to individual borrowers in all fifty states.  We offer loans between $5,000 and $35,000 with terms of twelve, twenty-four, thirty-six, forty-eight and sixty months to well qualified borrowers.  The minimum credit score is 680.  All applicants apply digitally and are required to supply proof of income, identity and bank account documentation.  One hundred percent of loans are manually underwritten by a seasoned underwriter with a telephone interview conducted in respect of every approved loan prior to funding. We source our unsecured personal loans organically through current bank customers, lead aggregators and additional marketing efforts.
Through our strategic partnerships division, our Bank establishes contractual relationships with third-party service providers (“Program Managers”) possessing demonstrated expertise in managing programs involving marketing and processing financial products such as credit, debit, and prepaid cards, and small business and consumer loans. These relationships include our relationships with H&R Block, Netspend and BFS Capital, among others. As delineated by the related contracts, a Program Manager provides program management services in its areas of expertise subject to our Bank’s continuing control and active supervision of the subject program. Underwriting standards and credit decisioning remain with our Bank in all cases. Each of these relationships is designed to allow our Bank to leverage the Program Manager’s knowledge and experience to distribute program-related financial products to a broad and increasing base of customers. With respect to credit products, our Bank generally originates the resulting receivable for sale, but may, in its discretion, retain such receivable. Our Bank performs extensive due diligence with respect to each Program Manager and program, and maintains a regimen of comprehensive risk management and strict compliance oversight with respect to all programs. Under agreements with EFS and H&R Block, our Bank uses our underwriting guidelines and credit policies to offer and fund unsecured lines of credit to consumers primarily through the H&R Block tax preparation offices and earns interest income and fee income. Our Bank retains 10% of these lines of credit and sells the remainder to H&R Block. Our Bank also originates or purchases interest-free loans to consumers that are offered primarily through H&R Block tax preparation offices. Our Bank has a limited guarantee from H&R Block that reduces our Bank’s credit exposure on these interest-free loans.
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
Loan Portfolio Composition. The following table sets forth the composition of our loan and lease portfolio in amounts and percentages by type of loan at the end of each fiscal year-end for the last five years:

	At June 30,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$4,198,941	49.3%	$3,901,754	52.4%	$3,678,520	57.5%	$2,980,795	59.6%	$1,918,626	53.4%
Home equity	2,306	—%	2,092	—%	2,470	—%	3,604	0.1%	12,690	0.4%
Warehouse and other	412,085	4.8%	452,390	6.1%	537,714	8.4%	385,413	7.7%	370,717	10.3%
Multifamily real estate secured	1,800,919	21.1%	1,619,404	21.7%	1,373,216	21.5%	1,185,531	23.7%	978,511	27.2%
Commercial real estate secured	220,379	2.6%	162,715	2.2%	121,746	1.9%	61,403	1.2%	24,061	0.7%
Auto and RV secured	213,522	2.5%	154,246	2.1%	73,676	1.2%	13,140	0.3%	14,740	0.4%
Factoring	169,885	2.1%	160,674	2.1%	98,275	1.5%	122,200	2.4%	118,945	3.3%
Commercial & Industrial	1,481,051	17.4%	992,232	13.3%	514,300	8.0%	248,584	5.0%	152,619	4.2%
Other	18,598	0.2%	3,754	0.1%	2,542	—%	601	—%	1,971	0.1%
Total loans and leases held for investment	8,517,686	100.0%	7,449,261	100.0%	6,402,459	100.0%	5,001,271	100.0%	3,592,880	100.0%
Allowance for loan and lease losses	(49,151)		(40,832)		(35,826)		(28,327)		(18,373)
Unamortized premiums/discounts, net of deferred loan fees	(36,246)		(33,936)		(11,954)		(44,326)		(41,666)
Net loans and leases held for investment	$8,432,289		$7,374,493		$6,354,679		$4,928,618		$3,532,841
The following table sets forth the amount of loans maturing in our total loans held for investment based on the contractual terms to maturity:

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
June 30, 2018	$363,626	$628,659	$1,370,582	$6,154,819	$8,517,686

The following table sets forth the amount of our loans at June 30, 2018 that are due after June 30, 2019 and indicates whether they have fixed, floating or adjustable interest rates:

(Dollars in thousands)	Fixed	Floating or Adjustable	Total
Single family real estate secured:
Mortgage	$59,366	$4,080,062	$4,139,428
Home equity	727	1,573	2,300
Warehouse and other	142,960	41,131	184,091
Multifamily real estate secured	25,328	1,609,521	1,634,849
Commercial real estate secured	7,751	210,297	218,048
Auto and RV secured	213,429	—	213,429
Factoring	167,909	—	167,909
Commercial & Industrial	175,224	770,640	945,864
Other	19,483	—	19,483
Total	$812,177	$6,713,224	$7,525,401

Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2018
	Percentage of Loan Principal Secured by Real Estate Located in State or Region
		Single family
State or Region	Total Real Estate Mortgage Loans	Mortgage	Home Equity	Multifamily real estate secured	Commercial real estate secured
California—south[1]	53.34%	52.17%	41.13%	56.24%	55.29%
California—north[2]	17.74%	15.98%	11.58%	21.16%	27.03%
New York	7.89%	10.35%	11.58%	2.16%	1.71%
Florida	5.76%	7.50%	0.90%	1.59%	2.17%
Arizona	2.43%	3.31%	2.93%	0.39%	—%
Washington	1.61%	1.08%	6.11%	3.09%	1.24%
Illinois	1.41%	0.21%	—%	4.13%	4.94%
Hawaii	1.41%	1.91%	—%	0.22%	0.41%
Colorado	1.14%	0.78%	—%	2.09%	1.08%
Texas	0.90%	0.54%	—%	1.80%	1.52%
All other states	6.37%	6.17%	25.77%	7.13%	4.61%
	100.00%	100.00%	100.00%	100.00%	100.00%
1 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 90000 to 92999.
2 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 93000 to 96999.
The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio (“LTV”). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2018. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan.

		Single family
	Total Real Estate Mortgage Loans	Mortgage	Home Equity[1]	Multifamily real estate secured	Commercial real estate secured
Weighted Average LTV	55.35%	56.61%	30.69%	52.80%	49.58%
Median LTV	56.40%	58.12%	54.87%	51.40%	46.82%
1 Amounts represent combined LTV calculated by adding the current balances of both the first and second liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.
Our effective weighted-average LTV of 56.04% for real estate mortgage loans originated during the fiscal year ended June 30, 2018 has resulted, and we believe will continue to result, in relatively low average loan defaults and favorable write-off experience.

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
Lending Limits. As a savings association, we are generally subject to the same lending limit rules applicable to national banks. With limited exceptions, the maximum amount that we may lend to any borrower, including related entities of the borrower, at any one time may not exceed 15% of our unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. See “Regulation of BofI Federal Bank” for further information. At June 30, 2018, the Bank’s loans-to-one-borrower limit was $133.1 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2018, our largest loan and single lending relationship was $100.0 million.
Loan and Lease Quality and Credit Risk. Historically, our level of non-performing mortgage loans as a percentage of our loan and lease portfolio has been relatively low compared to the overall residential lending market. The economy and the mortgage and consumer credit markets have stabilized. Additionally, we have recently increased our efforts to make loans to businesses through lending programs that are not as seasoned as our mortgage lending. Therefore, we anticipate that our rate of non-performing loans and leases may increase in the future, and we have provided an allowance for estimated loan and lease losses.
Non-performing assets are defined as non-performing loans and leases, real estate acquired by foreclosure or deed-in-lieu thereof and repossessed vehicles. Generally, non-performing loans and leases are defined as nonaccrual loans and leases and loans and leases 90 days or more overdue. Troubled debt restructurings (“TDRs”) are defined as loans that we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal or interest payments due to financial difficulty of the customer. Our policy with respect to non-performing assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan or lease is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans and leases past due 90 days or more, unless the individual borrower circumstances dictate otherwise.
See Management’s Discussion and Analysis — “Asset Quality and Allowance for Loan and Lease Losses” for a history of non-performing assets and allowance for loan and lease losses.
Investment Securities Portfolio. We classify each investment security according to our intent to hold the security to maturity, trade the security at fair value or make the security available-for-sale. We invest available funds in government and high-grade non-agency securities. Our investment policy, as established by our Board of Directors, is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or portfolio asset concentration risk. Under our investment policy, we are currently authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency mortgage-backed obligations, specific federal agency obligations, municipal obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments. We also buy and sell securities to facilitate liquidity and to help manage our interest rate risk. During the quarter ended September 30, 2016, the Company elected to reclassify all of its held-to-maturity securities to available-for-sale. See Note 4 – “Securities” to the Consolidated Financial Statements for further information.

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

	Available-for-Sale	Held-to-maturity	Trading
(Dollars in thousands)	Fair Value	Carrying Amount	Fair Value	Total
Fiscal year end
June 30, 2018	$180,305	$—	$—	$180,305
June 30, 2017	264,470	—	8,327	272,797
June 30, 2016	265,447	199,174	7,584	472,205
June 30, 2015	163,361	225,555	7,832	396,748
June 30, 2014	214,778	247,729	8,066	470,573

The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our Non-RMBS securities and the weighted-average yield for each range of maturities:

	At June 30, 2018
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
U.S. Agency[2]	$13,102	0.18%	$1,371	1.54%	$4,004	1.68%	$3,008	1.84%	$4,719	(2.55)%
Non-Agency[3]	19,384	4.67%	3,012	4.97%	8,902	4.84%	5,583	4.46%	1,887	3.96%
Total Mortgage-Backed Securities	$32,486	2.86%	$4,383	3.90%	$12,906	3.86%	$8,591	3.54%	$6,606	(0.69)%
Non-RMBS
Municipal	$20,953	2.85%	$6,089	1.20%	$1,033	1.30%	$—	—%	$13,831	3.70%
Asset-backed securities and structured notes	127,558	6.04%	69,611	6.06%	57,947	6.01%	—	—%	—	—%
Total Non-RMBS	$148,511	5.59%	$75,700	5.67%	$58,980	5.93%	$—	—%	$13,831	3.70%
Available-for-sale—Amortized Cost	$180,997	5.10%	$80,083	5.58%	$71,886	5.56%	$8,591	3.54%	$20,437	2.28%
Available-for-sale—Fair Value	$180,305	5.10%	$81,029	5.58%	$71,969	5.56%	$7,939	3.54%	$19,368	2.28%
Total securities	$180,305	5.10%	$81,029	5.58%	$71,969	5.56%	$7,939	3.54%	$19,368	2.28%
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
Our securities portfolio of $180.3 million at June 30, 2018 is composed of approximately 7.2% U.S. agency residential mortgage-backed securities (“RMBS”) and other debt securities issued by the government-sponsored enterprises Fannie Mae and Freddie Mac (each, a “GSE” and, together, the “GSEs”), primarily Freddie Mac and Fannie Mae; 1.1% Alt-A, private-issue super senior, first-lien RMBS; 8.6% Pay-Option ARM, private-issue super senior first-lien RMBS; 11.2% Municipal securities and 71.9% other residential mortgage-backed, asset-backed and whole business securities. We had no commercial mortgage-backed securities (“CMBS”), sub-prime RMBS, or bank pooled trust preferred securities at June 30, 2018.

We manage the credit risk of our non-agency RMBS by purchasing those securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency RMBS are super senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percentage of the current face value) is known as credit enhancement. At June 30, 2018, the weighted-average credit enhancement in our entire non-agency RMBS portfolio was 18.9%. The credit enhancement percentage and the ratings agency grade (e.g. “AA”) do not consider additional credit protection available to the Bank, if needed, from its purchase discount. All of the Bank’s non-agency RMBS purchases were at a discount to par and we do not solely rely upon nationally recognized statistical rating organizations (“NRSRO”) ratings when determining classification. This change in Bank policy was brought about by changes in regulatory stance regarding classification of securities as mandated by Congress under section 939A of the Dodd-Frank Act, which required any reference to, or reliance on, NRSROs to be removed when determining the creditworthiness of securities. We have experienced personnel monitor the performance and measure the security for impairment in accordance with regulatory guidance. As of June 30, 2018, 27.4% of our non-agency RMBS securities have been downgraded from investment grade at acquisition to below investment grade. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”
DEPOSIT GENERATION
We offer a full line of deposit products, which we source through our online distribution channels using an operating platform and marketing strategies that emphasize low operating costs and are flexible and scalable for our business. Our full featured products and platforms, 24/7 customer service and our affinity relationships result in customer accounts with strong retention characteristics. We continuously collect customer feedback and improve our processes to satisfy customer needs.
At June 30, 2018, we had $7,985.4 million in deposits of which $6,017.6 million, or 75.4% were demand and savings accounts and $1,967.7 million, or 24.6% were time deposits. We generate deposit customer relationships through our distribution channels including websites, sales teams, online advertising, print and digital advertising, financial advisory firms, affinity partnerships and lending businesses which generate escrow deposits and other operating funds. Our distribution channels include:

•
A business banking division, which focuses on providing deposit products nationwide to industry verticals (e.g., Homeowners’ Associations and Non-Profit) as well as cash management products to a variety of businesses through a dedicated sales team;

•
A national online banking brand with tailored products targeted to specific consumer segments. For example, one tailored product is designed for customers who are looking for full-featured demand accounts and very competitive fees and interest rates, while another product targets primarily tech-savvy, Generation X and Generation Y customers that are seeking a low-fee cost structure and a high-yield savings account;

•	A concierge banking offer through Virtus Bank serving the needs of high net worth individuals with premium products and dedicated service;

•	Financial advisory firms who introduce their clients to our deposit products through BofI Advisor;

•	Relationships with affinity groups where we gain access to the affinity group’s members;

•	A call center that opens accounts through self-generated internet leads, third-party purchased leads, affinity relationships, and our retention and cross-sell efforts to our existing customer base;

•	A prepaid card division, which provides card issuing and BIN sponsorship services to companies and generate low cost deposits; and

•	A bankruptcy and non-bankruptcy trustee and fiduciary service business who introduce their clients to our deposit products.
Our online consumer banking platform is full-featured requiring only single sign-in with quick and secure access to activity, statements and other features including:

◦	Purchase Rewards. Customers can earn cash back by using their VISA® Debit Card at select merchants.

◦	Mobile Banking. Customers can access with Touch ID on eligible devices, review account balances, transfer funds, deposit checks and pay bills from the convenience of their mobile phone.

◦	Mobile Deposit. Customers can instantly deposit checks from their smart phones using our Mobile App.

◦	Online Bill Payment Service. Customers can automatically pay their bills online from their account.

◦	Peer to Peer payments. Customers can securely send money via email or text messaging through this service.

◦	My Deposit. Customers can scan checks with this remote deposit solution from their home computers. Scanned images will be electronically transmitted for deposit directly to their account.

◦	Text Message Banking. Customers can view their account balances, transaction history, and transfer funds between their accounts via these text message commands from their mobile phones.

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

◦	Overdraft Protection. Eligible Customers can enroll in one of our overdraft protection programs.

◦	Digital Wallets. Our Apple Pay™, Samsung Pay™ and Android Pay™ solutions provide the same ease to pay as a debit card with an eligible device. The mobile experience is easy and seamless.

◦
Cash Deposit through Reload @ the Register. Customers can visit any Walmart, Safeway, ACE Cash Express, CVS Pharmacy, Dollar General, Dollar Tree, Family Dollar, Kroger, Rite Aid, 7-Eleven and Walgreens, and ask to load cash into their account at the register. A fee is applied.

Our consumer and business deposit balances consisted of 52.9% and 47.1% of total deposits at June 30, 2018, respectively. Our business deposit accounts feature a full suite of treasury and cash management products for our business customers including online and mobile banking, remote deposit capture, analyzed business checking and money market accounts. We service our business customers by providing them with a dedicated relationship manager and an experienced business banking operations team.
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
The number of deposit accounts at the end of each of the last five fiscal years is set forth below:

	At June 30,
	2018	2017	2016	2015	2014
Non-interest-bearing, prepaid and other	3,535,904	3,113,128	1,816,266	553,245	182,011
Checking and savings accounts	270,082	274,962	292,012	31,461	24,098
Time deposits	2,309	2,748	4,807	5,515	7,571
Total number of deposit accounts	3,808,295	3,390,838	2,113,085	590,221	213,680
The net increase of 422,776 of non-interest bearing, prepaid and other accounts for the fiscal year ended June 30, 2018 was primarily the result of new H&R Block-branded products. Our non-interest bearing, prepaid and other accounts contain two omnibus accounts that when condensed for regulatory reporting purposes result in 7,368 accounts as of June 30, 2018.

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each of the last five fiscal years:

	At June 30,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$1,015,355	—	$848,544	—	$588,774	—	$309,339	—	$186,786	—
Interest-bearing:
Demand	2,519,845	1.60%	2,593,491	0.89%	1,916,525	0.63%	1,224,308	0.48%	1,129,535	0.63%
Savings	2,482,430	1.31%	2,651,176	0.81%	2,484,994	0.69%	2,126,792	0.67%	935,973	0.73%
Total demand and savings	5,002,275	1.46%	5,244,667	0.85%	4,401,519	0.66%	3,351,100	0.60%	2,065,508	0.67%
Time deposits	1,967,720	2.32%	806,296	2.46%	1,053,758	1.96%	791,478	1.99%	789,242	1.61%
Total interest-bearing	6,969,995	1.70%	6,050,963	1.06%	5,455,277	0.91%	4,142,578	0.87%	2,854,750	0.93%
Total deposits	$7,985,350	1.48%	$6,899,507	0.93%	$6,044,051	0.82%	$4,451,917	0.81%	$3,041,536	0.88%
1 Based on weighted-average stated interest rates at the end of the period.
The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit at the end of each of the last five fiscal years:

	For the Fiscal Year Ended June 30,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$2,381,000	$28,807	1.21%	$2,197,000	$16,049	0.73%	$1,460,266	$8,750	0.60%
Savings	2,325,238	25,206	1.08%	2,422,769	18,507	0.76%	2,189,157	15,861	0.72%
Time deposits	990,635	25,838	2.61%	941,919	21,938	2.33%	852,590	18,056	2.12%
Total interest-bearing deposits	$5,696,873	$79,851	1.40%	$5,561,688	$56,494	1.02%	$4,502,013	$42,667	0.95%
Total deposits	$6,749,817	$79,851	1.18%	$6,336,099	$56,494	0.89%	$5,241,777	$42,667	0.81%

	For the Fiscal Year Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$1,549,207	$10,165	0.66%	$869,673	$5,736	0.66%
Savings	1,313,088	10,544	0.80%	653,211	4,987	0.76%
Time deposits	790,661	14,024	1.77%	876,621	14,094	1.61%
Total interest-bearing deposits	$3,652,956	$34,733	0.95%	$2,399,505	$24,817	1.03%
Total deposits	$3,908,277	$34,733	0.89%	$2,523,364	$24,817	0.98%
The following table shows the maturity dates of our certificates of deposit at the end of each of the last five fiscal years:

	At June 30,
(Dollars in thousands)	2018	2017	2016	2015	2014
Within 12 months	$1,259,119	$187,536	$497,825	$373,999	$363,879
13 to 24 months	97,226	14,149	41,668	73,118	137,647
25 to 36 months	11,118	74,631	5,463	36,991	61,491
37 to 48 months	35,981	3,305	71,518	4,605	31,867
49 months and thereafter	564,276	526,675	437,284	302,765	194,358
Total	$1,967,720	$806,296	$1,053,758	$791,478	$789,242

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at the end of each of the last five fiscal years:

	Term to Maturity
(Dollars in thousands)	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Fiscal year end
June 30, 2018	$96,837	$75,464	$33,125	$41,569	$246,995
June 30, 2017	71,771	21,137	71,266	606,892	771,066
June 30, 2016	100,048	133,603	228,532	539,726	1,001,909
June 30, 2015	37,842	189,604	106,826	386,837	721,109
June 30, 2014	74,741	107,997	115,127	384,083	681,948
Borrowings. In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank of San Francisco (“FHLB”). Our bank can borrow up to 40% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2018, the Company had $457.0 million advances outstanding with another $1.6 billion available immediately, which represents a fully collateralized position, for advances from the FHLB for terms up to ten years.
The Bank has federal funds lines of credit with two major banks totaling $35.0 million. At June 30, 2018, the Bank had no outstanding balance on either line.
The Bank can also borrow from the Federal Reserve Bank of San Francisco (“FRB”), and borrowings may be collateralized by commercial, consumer and mortgage loans as well as securities pledged to the FRB. Based on loans and securities pledged at June 30, 2018, we had a total borrowing capacity of approximately $917.0 million, none of which was outstanding. The Bank has additional unencumbered collateral that could be pledged to the FRB Discount Window to increase borrowing liquidity.
On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our Company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 4.73% as of June 30, 2018, and is paid quarterly.
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

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the last five fiscal years:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2018	2017	2016	2015	2014
Advances from the FHLB:
Average balance outstanding	$1,296,120	$798,982	$855,029	$700,805	$576,307
Maximum amount outstanding at any month-end during the period	$2,240,000	$1,317,000	$1,129,000	$1,075,000	$910,000
Balance outstanding at end of period	$457,000	$640,000	$727,000	$753,000	$910,000
Average interest rate at end of period	2.14%	1.79%	1.53%	1.36%	0.97%
Average interest rate during period	1.76%	1.55%	1.31%	1.27%	1.21%
Securities sold under agreements to repurchase:
Average balance outstanding	$5,575	$33,068	$35,000	$36,562	$85,726
Maximum amount outstanding at any month-end during the period	$20,000	$35,000	$35,000	$45,000	$110,000
Balance outstanding at end of period	$—	$20,000	$35,000	$35,000	$45,000
Average interest rate at end of period	—%	4.25%	4.38%	4.38%	4.46%
Average interest rate during period	4.11%	4.43%	4.44%	4.47%	4.48%
Subordinated notes and debentures and other:
Average balance outstanding	$54,522	$55,873	$22,025	$5,155	$5,155
Maximum amount outstanding at any month-end during the period	$54,552	$56,511	$58,185	$5,155	$5,155
Balance outstanding at end of period	$54,552	$54,463	$58,066	$5,155	$5,155
Average interest rate at end of period	6.55%	6.57%	6.27%	2.68%	2.63%
Average interest rate during period	6.70%	6.62%	5.90%	2.77%	2.77%
MERGERS AND ACQUISITIONS

From time to time we undertake acquisitions or similar transactions consistent with our operating and growth strategies. During the fiscal years ended June 30, 2018 and 2017, there were transactions that are discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Mergers and Acquisitions.”
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
EMPLOYEES
At June 30, 2018, we had 801 full-time equivalent employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory.
COMPETITION
The market for banking and financial services is intensely competitive, and we expect competition to continue to intensify in the future. The Bank attracts deposits through its online acquisition channels. Competition for those deposits comes from a wide variety of other banks, savings institutions, and credit unions. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates.
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

REGULATION OF BOFI HOLDING, INC.
General. The Company is a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”). Accordingly, the Company is registered as a savings and loan holding company with the Federal Reserve and is subject to the Federal Reserve’s regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Company recently elected to be treated as a “financial holding company” under Federal Reserve rules.

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
In August 2018 the Company received approval from the Federal Reserve Bank of San Francisco and became a savings and loan holding company that is treated as a financial holding company under the rules and regulations of the Federal Reserve. Financial holding companies are generally permitted to affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Such activities include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

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
BofI Federal Bank is a member depository institution of the FDIC and its deposits are insured by the DIF up to the applicable limits, which are backed by the full faith and credit of the U.S. Government. Effective with the passing of the Dodd-Frank Act, the basic deposit insurance limit was permanently raised to $250,000, instead of the $100,000 limit previously in effect.
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
The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Bank. Various aspects of Basel III will be subject to multi-year transition periods ending December 31, 2018 and Basel III generally continues to be subject to further evaluation and interpretation by the U.S. banking regulators. As of June 30, 2018, the Company and the Bank remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, and would remain well-capitalized when including implementation of the deductions and other adjustments to CET1 on a fully phased-in basis.
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
The Bank’s capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. BofI Federal Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At June 30, 2018 the Bank is in compliance with this letter agreement. As of August 2018, due to the Bank’s satisfactory operational performance under the letter agreement the OCC has removed the additional capital maintenance requirements required in the letter agreement.
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
Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the “Code”. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business). An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2018, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2018, BofI Federal Bank was in compliance with the applicable liquidity standard.
Volcker Rule.  Effective April 15, 2014, the federal banking agencies have adopted regulations with a conformance period for certain features that lasted until July 21, 2017, to implement the provisions of the Dodd-Frank Act known as the Volcker Rule. Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, “banking entities”), are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund.”  The term “covered fund” can include, in addition to many private equity and hedge funds and other entities, certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations, and other items, but does not include wholly owned subsidiaries, certain joint ventures, or loan securitizations generally if the underlying assets are solely loans.
Trading in certain government obligations is not prohibited by the Volcker Rule, including obligations of or guaranteed by the United States or an agency or government-sponsored entity of the United States, obligations of a State of the United States or a political subdivision thereof, and municipal securities. Proprietary trading generally does not include transactions under repurchase and reverse repurchase agreements, securities lending transactions and purchases and sales for the purpose of liquidity management if the liquidity management plan meets specified criteria; nor does it generally include transactions undertaken in a fiduciary capacity.  In addition, activities eligible for exemption include, among others, certain brokerage, underwriting and marketing activities, and risk-mitigating hedging activities with respect to specific risks and subject to specified conditions. As of June 30, 2018, BofI Federal Bank was in compliance with the Volcker Rule.
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
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, negotiable order of withdrawal (“NOW”), and Super NOW checking accounts) and non-personal time deposits. At June 30, 2018, the Bank was in compliance with these requirements.
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
Depository institutions with more than $10 billion in assets and their affiliates are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. As of June 30, 2018, we had $9.5 billion in total assets. If the Bank continues to grow and has assets in excess of $10 billion in the future, the Bank and its operations will become subject to the direct supervision and oversight of the CFPB.
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

Anti-Money Laundering and Customer Identification. The U.S. government enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA PATRIOT Act gives the federal government broad powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In February 2010, Congress re-enacted certain expiring provisions of the USA PATRIOT Act.

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
Our results of operations depend to a great extent on our net interest income, which is the difference between the interest rates earned on interest-earning assets such as loans and leases and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates, as the two have different time periods for adjustment and can be tied to different measures of rates.  Interest rates are sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, including the FRB. The monetary policies of the FRB, implemented through open market operations and regulation of the discount rate and reserve requirements, affect prevailing interest rates. Loan and lease originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. In the past few years prevailing interest rates have begun to increase and the financial markets are anticipating further increases in interest rates by the FRB. We manage the sensitivity of our assets and liabilities; however a large or rapid increase in market interest rates would likely have an adverse impact on our net interest income and a decrease in our refinancing business and related fee income, and could cause an increase in delinquencies and non-performing loans and leases in our adjustable-rate loans. In addition, changes in interest rates can affect the value of our loans and leases, investments and other interest-rate sensitive assets and our ability to realize gains on the sale or resolution of these assets.
A significant economic downturn could result in increases in our level of non-performing loans and leases and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. While the national economy and most regions have improved since the financial crisis of 2008 and subsequent economic recession, we continue to operate in an uncertain economic environment due to a variety of reasons, including but not limited to trade wars, geopolitical tensions, rising oil prices and emerging market crises. The risks associated with our business become more acute in periods of a slowing economy or slow growth. A return or continuation of recessionary conditions or negative events in the housing markets, including significant and continuing home price declines and increased delinquencies and foreclosures, would adversely affect our mortgage and construction loans and result in increased asset write-downs. In addition, poor economic conditions, including continued high unemployment in the United States, have contributed to increased volatility in the financial and capital markets and diminished expectations for the U.S. economy. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets. Declines in real estate values, an economic downturn or continued high unemployment levels may result in higher than expected loan and lease delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.

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
We operate in a highly regulated industry and are subject to oversight, regulation and examination by federal and/or state governmental authorities under various laws, regulations and policies, which impose requirements or restrictions on our operations, capitalization, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged and interest rates paid on deposits. We must also comply with federal anti-money laundering, tax withholding and reporting, and consumer protection statutes and regulations. A considerable amount of management time and resources is devoted to oversight of, and development and implementation of controls and procedures relating to, compliance with these laws, regulations and policies. In addition, in August 2018, the Company became a savings and loan holding company that is treated as a financial holding company by the Federal Reserve Board.
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
The Dodd-Frank Act (“Dodd-Frank”), enacted in 2010, instituted major changes to the banking and financial institutions regulatory regimes. A section of Dodd-Frank commonly referred to as the Durbin amendment, reduced the level of interchange fees that could be charged by institutions with greater than $10 billion in assets. If we continue to grow so that our total assets exceed $10 billion, the Durbin amendment could adversely affect or reduce our ability to earn interchange fees and maintain our fee-sharing prepaid card partnerships, such as with H&R Block. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways including subjecting us to additional costs, limiting the types of financial services and products we may offer, and increasing the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.
The Tax Reform Act of 2017, enacted in December 2017, resulted in certain changes that may affect our business. Beginning on January 1, 2018, the ceiling on the mortgage interest deduction was reduced from $1,000,000 to $750,000 for indebtedness incurred in acquiring, constructing, or improving a residence. For mortgage indebtedness incurred before December 15, 2017, the Tax Reform Act permits homeowners to maintain the current $1,000,000 ceiling. The Tax Reform Act also prohibits the deduction of interest on home equity indebtedness, and limits annual itemized deductions for state and local taxes (including state and local income, property, and sales taxes) to $10,000. The Bank originates and holds a large amount of mortgage loans and mortgage backed securities. The reduction or elimination of these tax benefits and other changes in federal income tax policies could have a material adverse effect on the demand for the Bank’s loan products and the pricing and liquidity of the mortgage securities which the Bank holds. The reduction in the mortgage interest deduction and limitation of itemized deductions for property taxes, particularly in higher priced states in which we operate, such as California, could adversely affect the ability of some potential borrowers to obtain credit, otherwise reduce the demand for home purchases and construction, and increase delinquencies or defaults on our mortgage assets, which could have a material adverse effect on our business and results of operations.

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
Possible replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition or results of operations.

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Many of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our business, financial condition, or results of operations.
Risks Relating to Mortgage Loans and Mortgage-Backed Securities
Declining real estate values, particularly in California, could reduce the value of our loan and lease portfolio and impair our profitability and financial condition.
The majority of the loans in our portfolio are secured by real estate. At June 30, 2018, approximately 71.1% of our mortgage portfolio was secured by real estate located in California. In recent years, there has been significant volatility in real estate values in California and in some cases the collateral for our real estate loans has become less valuable. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. A decline of real estate values or decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are unseasoned and defaults on such loans would harm our business.
At June 30, 2018, our multifamily residential loans were $1,800.9 million or 28.9% of our mortgage loans and our commercial real estate loans were $220.4 million, or 3.5% of our mortgage loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline and nationwide unemployment were to increase, we are likely to experience increases in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.

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
During the last three fiscal years we have sold over $1,385.8 million of residential mortgage loans to Fannie Mae, Freddie Mac and Ginnie Mae and, as of June 30, 2018, approximately 7.2% of our securities portfolio consisted of RMBS issued or guaranteed by these GSEs. Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government may enact structural changes to one or more of the GSEs, including privatization, consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.
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
Changes in the value of goodwill and other intangible assets could reduce our earnings.

The Company accounts for goodwill and other intangible assets in accordance with generally accepted accounting principles (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and other intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.
Our acquisitions involve integration and other risks.
From time to time we undertake acquisitions of assets, deposits, lines of business and other companies consistent with our operating and growth strategies. Our recent acquisitions are discussed below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Mergers and Acquisitions.” Acquisitions involve a number of risks and challenges, including our ability to integrate the acquired operations and the associated internal controls and regulatory functions into our current operations, our ability to retain key personnel of the acquired operations, our ability to limit the outflow of acquired deposits and successfully retain and manage acquired assets, our ability to attract new customers and generate new assets in areas not previously served, and the possible assumption of risks and liabilities related to litigation or regulatory proceedings involving the acquired operations. Additionally, no assurance can be given that the operation of acquisitions would not adversely affect our existing profitability, that we would be able to achieve results in the future similar to those achieved by the acquired operations, that we would be able to compete effectively in the markets served by the acquired operations, or that we would be able to manage any growth resulting from the transaction effectively. We also face the risk that the anticipated benefits of any acquisition may not be realized fully or at all, or within the time period expected.
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

We recently changed the branding of the Bank. Our business depends on a strong brand, and failing to maintain and enhance our brand could hurt our ability to maintain or expand our customer base.
The brand identities that we have developed will significantly contribute to the success of our business. Commencing October 1, 2018, we will change the name of the Bank and the branding of most of our banking products to “Axos Bank”. Maintaining and enhancing the “Axos Bank” brands (including our other trade styles and trade names) is critical to expanding our customer base. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry for our “brick and mortar” competitors in the internet-based banking market. Our brands could be negatively impacted by a number of factors, including data privacy and security issues, service outages, and product malfunctions. If our name change is not widely accepted by customers or proves to be less popular than anticipated, if we fail to maintain and enhance our brands generally, or if we incur excessive expenses in these efforts, our business, financial condition and results of operations may be adversely affected. In addition, maintaining and enhancing our brand will depend on our ability to continue to provide high-quality products and services, which we may not do successfully.
A natural disaster, especially in California, could harm our business.
We are based in San Diego, California, and approximately 71.1% of our mortgage loan portfolio was secured by real estate located in California at June 30, 2018. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and leases and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan and lease portfolio, which is comprised substantially of real estate loans. Uninsured or under-insured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters in California could have a material adverse effect on our business, prospects, financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices, which also serve as our bank’s main office and branch, are located at 4350 La Jolla Village Drive, Suite 140, San Diego, California 92122, and our telephone number is (858) 350-6200. Our San Diego facilities consist of a total of approximately 158,000 square feet under leases that expire June 30, 2030.

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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. On March 28, 2018, the plaintiff filed a notice of appeal.
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
In addition to the Class Action and the Mandalevy Case, two separate shareholder derivative actions were filed in December, 2015, purportedly on behalf of the Company. The first derivative action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second derivative action, Dow

v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. A third derivative action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016, a fourth derivative action, Yong v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 29, 2016, a fifth derivative action, Laborers Pension Trust Fund of Northern Nevada v. Allrich et al, was filed in the United States District Court for the Southern District of California on February 2, 2016, and a sixth derivative action, Garner v. Garrabrants, et al, was filed in the San Diego County Superior Court on August 10, 2017. Each of these six derivative actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs in these derivative actions seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees.
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion.
The two derivative actions pending before the San Diego County Superior Court have been consolidated and have been stayed by agreement of the parties. All defendants dispute, and intend to vigorously defend against, the allegations raised in the Consolidated Action and the state court derivative actions.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on the NASDAQ Global Select Market on March 15, 2005 under the symbol “BOFI.” There were 62,776,754 shares of common stock outstanding held by approximately 45,000 shareholders as of August 17, 2018. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of BofI Holding, Inc. for each quarter during the last two fiscal years. Sales prices represent actual sales of which our management has knowledge. The transfer agent and registrar of our common stock is Computershare.

	BofI Holding, Inc. Common Stock Price Per Share
Quarter ended:	High	Low
September 30, 2016	$22.98	$15.34
December 31, 2016	$29.78	$18.29
March 31, 2017	$32.11	$26.13
June 30, 2017	$26.43	$21.91
September 30, 2017	$28.59	$23.44
December 31, 2017	$29.90	$24.61
March 31, 2018	$42.15	$29.86
June 30, 2018	$44.65	$38.50
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
ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100 million of common stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. During the fiscal year ended June 30, 2018, the Company has repurchased a total of $35.2 million, or 1,233,491 common shares at an average price of $28.49 per share with $64.8 million remaining under the current board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying unaudited condensed consolidated financial statements.
Net Settlement of Restricted Stock Awards. In November 2007 and October 2014, the stockholders of the Company approved an amendment to the 2004 Stock Incentive Plan and approved the 2014 Stock Incentive Plan, respectively, which among other changes permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2018, there were 294,817 restricted stock unit award shares which were retained by the Company and converted to cash at the average rate of $33.78 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of BofI common stock and the BofI common shares retained in connection with net settlement of restricted stock awards during the fourth fiscal quarter ended June 30, 2018.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases (dollars in thousands)
Quarter Ended June 30, 2018
April 1, 2018 to June 30, 2018	—	$—	—	$64,817
For the Three Months Ended June 30, 2018	—	$—	—	$64,817
Stock Retained in Net Settlement
April 1, 2018 to April 30, 2018	85
May 1, 2018 to May 31, 2018	15
June 1, 2018 to June 30, 2018	144,607
For the Three Months Ended June 30, 2018	144,707
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2018. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and units granted	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	629,755	$—	2,404,854
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	629,755	$—	2,404,854

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Selected Balance Sheet Data:
Total assets	$9,539,504	$8,501,680	$7,599,304	$5,823,719	$4,402,999
Loans and leases, net of allowance for loan and lease losses	8,432,289	7,374,493	6,354,679	4,928,618	3,532,841
Loans held for sale, at fair value	35,077	18,738	20,871	25,430	20,575
Loans held for sale, at cost	2,686	6,669	33,530	77,891	114,796
Allowance for loan and lease losses	49,151	40,832	35,826	28,327	18,373
Securities—trading	—	8,327	7,584	7,832	8,066
Securities—available-for-sale	180,305	264,470	265,447	163,361	214,778
Securities—held-to-maturity	—	—	199,174	225,555	247,729
Total deposits	7,985,350	6,899,507	6,044,051	4,451,917	3,041,536
Securities sold under agreements to repurchase	—	20,000	35,000	35,000	45,000
Advances from the FHLB	457,000	640,000	727,000	753,000	910,000
Subordinated notes and debentures and other	54,552	54,463	56,016	5,155	5,155
Total stockholders’ equity	960,513	834,247	683,590	533,526	370,778
Selected Income Statement Data:
Interest and dividend income	$475,074	$387,286	$317,707	$244,364	$172,878
Interest expense	106,580	74,059	56,696	45,419	35,781
Net interest income	368,494	313,227	261,011	198,945	137,097
Provision for loan and lease losses	25,800	11,061	9,700	11,200	5,350
Net interest income after provision for loan losses	342,694	302,166	251,311	187,745	131,747
Non-interest income	70,941	68,132	66,340	30,590	22,455
Non-interest expense	173,936	137,605	112,756	77,478	59,933
Income before income tax expense	239,699	232,693	204,895	140,857	94,269
Income tax expense	87,288	97,953	85,604	58,175	38,313
Net income	$152,411	$134,740	$119,291	$82,682	$55,956
Net income attributable to common stock	$152,102	$134,431	$118,982	$82,373	$55,647
Per Common Share Data:
Net income:
Basic (revised for 2017 and 2016)[1]	$2.41	$2.11	$1.87	$1.35	$0.97
Diluted (revised for 2017 and 2016)[1]	$2.37	$2.10	$1.87	$1.34	$0.96
Book value per common share	$15.24	$13.05	$10.73	$8.51	$6.33
Tangible book value per common share (Non-GAAP)	$13.99	$12.94	$10.67	$8.48	$6.32
Weighted average number of common shares outstanding:
Basic (revised for 2017 and 2016)[1,2]	63,136,232	63,656,542	63,597,259	61,177,908	57,471,296
Diluted (revised for 2017 and 2016)[1,2]	64,147,220	63,915,100	63,672,280	61,404,364	57,770,768
Common shares outstanding at end of period[2]	62,688,064	63,536,244	63,219,392	62,075,004	57,807,600
Performance Ratios and Other Data:
Loan and lease originations for investment	$5,922,801	$4,182,701	$3,633,911	$3,271,911	$2,297,976
Loan originations for sale	$1,564,165	$1,375,443	$1,363,025	$1,048,982	$741,494
Loan and lease purchases	$—	$276,917	$140,493	$2,452	$95
Return on average assets	1.68%	1.68%	1.75%	1.61%	1.59%
Return on average common stockholders’ equity	17.05%	17.78%	19.43%	18.34%	17.89%
Interest rate spread[3]	3.79%	3.74%	3.70%	3.79%	3.81%
Net interest margin[4]	4.11%	3.95%	3.91%	3.92%	3.95%
Efficiency ratio[5]	39.58%	36.08%	34.44%	33.75%	37.56%

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Capital Ratios:
Equity to assets at end of period	10.07%	9.81%	8.99%	9.16%	8.42%
BofI Holding, Inc:
Tier 1 leverage (core) capital to adjusted average assets	9.45%	9.95%	9.12%	9.59%	N/A
Common equity tier 1 capital (to risk-weighted assets)	13.27%	14.66%	14.42%	14.98%	N/A
Tier 1 capital (to risk-weighted assets)	13.34%	14.75%	14.53%	15.12%	N/A
Total capital (to risk-weighted assets)	14.84%	16.38%	16.36%	15.91%	N/A
BofI Federal Bank:
Tier 1 leverage (core) capital to adjusted average assets	8.88%	9.60%	8.78%	9.25%	N/A
Tier 1 leverage (core) capital to adjusted tangible assets[6]	N/A	N/A	N/A	N/A	8.66%
Common equity tier 1 capital (to risk-weighted assets)	12.53%	14.25%	14.00%	14.58%	N/A
Tier 1 capital (to risk-weighted assets)	12.53%	14.25%	14.00%	14.58%	14.42%
Total capital (to risk-weighted assets)	13.27%	14.97%	14.75%	15.38%	15.11%
Asset Quality Ratios:
Net charge-offs to average loans and leases[7]	0.19%	0.06%	(0.01)%	0.03%	0.04%
Non-performing loans and leases to total loans and leases	0.37%	0.38%	0.50%	0.62%	0.57%
Non-performing assets to total assets	0.43%	0.35%	0.42%	0.55%	0.46%
Allowance for loan and lease losses to total loans and leases held for investment at end of period	0.58%	0.55%	0.56%	0.57%	0.51%
Allowance for loan and lease losses to non-performing loans and leases	157.40%	143.81%	112.45%	91.88%	90.13%
1 See Note 1 – “Organizations and Summary of Significant Accounting Policies” of the consolidated financial statements for a reconciliation to previously issued financial statements for correction of immaterial errors for fiscal years ended June 30, 2017 and 2016.
2 Common stock and per share amounts have been retroactively restated for the fiscal years ended June 30, 2015 and 2014 presented to reflect the four-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
3 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
4 Net interest margin represents net interest income as a percentage of average interest-earning assets.
5 Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.
6 Reflects regulatory capital ratios of BofI Federal Bank. Effective January 1, 2015, the Bank’s capital requirements changed the tier 1 leverage ratio from using end of period adjusted tangible assets to using adjusted average assets for the quarter and added a common equity tier 1 capital ratio.
7 Net charge-offs do not include any amounts transferred to loans held for sale.

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
OVERVIEW
BofI Holding, Inc. is the holding company for BofI Federal Bank, a diversified financial services company with approximately $9.5 billion in assets that provides innovative banking and lending products and services to customers nationwide through scalable low cost distribution channels and affinity partners. The Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. BofI Holding, Inc.’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000® Index, the S&P SmallCap 600® Index and the KBW Nasdaq Financial Technology Index.
Net income for the fiscal year ended June 30, 2018 was $152.4 million compared to $134.7 million and $119.3 million for the fiscal years ended June 30, 2017 and 2016, respectively. Net income attributable to common stockholders for the fiscal year ended June 30, 2018 was $152.1 million, or $2.37 per diluted share compared to $134.4 million, or $2.10 per diluted share and $119.0 million, or $1.87 per diluted share for the years ended June 30, 2017 and 2016, respectively. Growth in our interest earning assets, particularly the loan and lease portfolio, was the primary driver of the increase in our net income from fiscal 2016 to fiscal 2018. Net interest income increased $55.3 million for the year ended June 30, 2018 compared to the year ended June 30, 2017.
Net interest income for the year ended June 30, 2018 was $368.5 million compared to $313.2 million and $261.0 million for the years ended June 30, 2017 and 2016, respectively. The growth of net interest income from fiscal year 2016 through 2018 is primarily due to net loan and lease portfolio growth.
Provision for loan and lease losses for the year ended June 30, 2018 was $25.8 million, compared to $11.1 million and $9.7 million for the years ended June 30, 2017 and 2016, respectively. The increase of $14.7 million for fiscal year 2018 is the result of an increase in Refund Advance loan fundings from $0.3 billion to $1.1 billion from 2017 to 2018, respectively, combined with growth and changes in the loan and lease mix of the portfolio. The increase of $1.4 million for fiscal year 2017 is primarily the result of growth and changes in the loan and lease mix of the portfolio.
Non-interest income was $70.9 million compared to non-interest income of $68.1 million and $66.3 million for the fiscal years ended June 30, 2018, 2017 and 2016. The increase from fiscal year 2017 to fiscal year 2018 was primarily the result of an increase of $5.7 million in banking and service fees due to increased fees from H&R Block-branded products, an increase of $1.2 million in gain on sale-other primarily from increased sales of structured settlements, and a decrease of $1.1 million in unrealized loss on securities partially offset by a decrease in realized gain from sale of securities of $3.9 million, decreased levels of prepayment penalty fee income of $0.7 million, and a mortgage banking income decrease of $0.5 million. The increase from 2016 to 2017 was primarily due to increased banking and service fees due to increased fees from H&R Block-branded products increased mortgage banking income, gain on sale of securities, partially offset by a decrease in gain on sale-other primarily from sales of structured settlements.
Non-interest expense for the fiscal year ended June 30, 2018 was $173.9 million compared to $137.6 million and $112.8 million for the years ended June 30, 2017 and 2016, respectively. The increase was primarily due to an increase of $19.2 million in the Bank’s staffing for lending, information technology infrastructure development, trustee and fiduciary services and regulatory compliance, an increase in advertising and promotions of $6.1 million, an increase in data processing and internet of $4.1 million, and an increase in other general and administrative costs of $3.4 million. Our staffing rose to 801 full-time equivalents compared to 681 and 647 at June 30, 2018, 2017 and 2016, respectively.
Total assets were $9,539.5 million at June 30, 2018 compared to $8,501.7 million at June 30, 2017. Assets grew $1,037.8 million or 12.2% during the last fiscal year, primarily due to an increase in the origination of single family mortgage loans and C&I loans. These loans were funded primarily with growth in deposits.
Our future performance will depend on many factors: changes in interest rates, competition for deposits and quality loans, the credit performance of our assets, regulatory actions, strategic transactions, and our ability to improve operating efficiencies. See “Item 1A. Risk Factors.”

MERGERS AND ACQUISITIONS

From time to time we undertake acquisitions or similar transactions consistent with our operating and growth strategies. During the fiscal years ended June 30, 2016, 2017 and 2018 there were three acquisitions, which are discussed below.
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
The first product is Emerald Prepaid Mastercard® services. The Bank entered into agreements to offer this product in August 2015. Under the agreements, the Bank is responsible for the primary oversight and control of the prepaid card programs of a wholly-owned subsidiary of H&R Block. The Bank holds the prepaid card customer deposits for those cards issued under the prepaid programs in non-interest bearing accounts and earns a fixed fee paid by H&R Block’s subsidiary for each automated clearing house (“ACH”) transaction processed through the prepaid card customer accounts. A portion of H&R Block’s customers use the Emerald Card as an option to receive federal and state income tax refunds. The prepaid customer deposits are included in non-interest bearing deposit liabilities on the balance sheet of the Company and the ACH fee income is included in the income statement under the line banking and service fees.
The second product is Refund Transfer. The Bank entered into agreements to offer this product in August 2015. The Bank is responsible for the primary oversight and control of the refund transfer program of a wholly-owned subsidiary of H&R Block. The Bank opens a temporary bank account for each H&R Block customer who is receiving an income tax refund and elects to defer payment of his or her tax preparation fees. After the Internal Revenue Service and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer and the temporary deposit account is closed. The Bank earns a fixed fee paid by H&R Block for each of the H&R Block customers electing a Refund Transfer. The fees are earned primarily in the quarters ending March 31st and are included in the income statement under the line banking and service fees.
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
The fourth product is an interest-free Refund Advance loan. The Bank exclusively originated and funded all of H&R Block’s interest-free Refund Advance loans to tax preparation clients for the 2018 tax season. The Bank performed the credit underwriting, loan origination, and funding associated with the interest-free Refund Advance loans in the current tax season and received fees from H&R Block for operating the program. No fee is charged to the tax preparation client. Repayment of the Refund Advance loan is deducted from the client’s tax refund proceeds; if an insufficient refund to repay the Refund Advance loan is received, there is no recourse to the client, no negative credit reporting occurs in respect of the client and no collection efforts are made against the client. This agreement is an expansion of the services BofI provided to H&R Block in the 2017 tax season when the Bank participated through purchases of the loans with other providers in the Refund Advance loan program. During the 2017 tax season, the Bank purchased the Refund Advance loans from a third-party bank at a discount and recorded the accretion of the loan discount as interest income, reported on the income statement under the interest and dividend income line item. During the 2018 tax season, the Bank recorded the fees received from H&R Block as interest income on loans, reported on the income statement under the interest and dividend income line item. In July 2018, the Bank has renewed its agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2019 tax season.
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

Epiq Acquisition

On April 4, 2018, a subsidiary of the Bank acquired the bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. The business provides specialized software and consulting services to bankruptcy and non-bankruptcy trustees and fiduciaries in all fifty states. This business is expected to generate fee income from bank partners and bankruptcy cases, as well as opportunities to source low cost deposits. No deposits were acquired as part of the transaction. The Company recorded an unidentified intangible asset (goodwill) incident to the acquisition of $36.0 million and an intangible asset of $32.7 million. The existing business has $1 billion of Chapter 7 and non-Chapter 7 deposits currently held at seven bank partners which have contractual wind-down periods ranging from 9 to 24 months. We currently benefit from fees paid to us by partner banks and anticipate the $1 billion of deposits held at the seven bank partners to transfer to the Bank potentially providing a lower cost of funds.

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

USE OF NON-GAAP FINANCIAL MEASURES
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as tangible book value per common share. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as to their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
We define book value adjusted for intangible assets and goodwill as tangible book value (“tangible book value”), a non-GAAP financial measure. Tangible book value is calculated using common shareholder equity minus mortgage servicing rights, goodwill and intangible assets, divided by common shares outstanding at the end of the period. Tangible book value per common share, a non-GAAP financial measure, is calculated dividing tangible book value by the common shares outstanding at the end of the period. We believe tangible book value per common share is useful in evaluating the Company’s capital strength, financial condition, and ability to manage potential losses.
Below is a reconciliation of total stockholders’ equity tangible book value (Non-GAAP):

	At the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Total stockholders’ equity	$960,513	$834,247	$683,590	$533,526	$370,778
Less: preferred stock	5,063	5,063	5,063	5,063	5,063
Common stockholders’ equity	955,450	829,184	678,527	528,463	365,715
Less: mortgage servicing rights, carried at fair value	10,752	7,200	3,943	2,098	562
Less: goodwill and intangible assets	67,788	—	—	—	—
Tangible common stockholders equity (Non-GAAP)	$876,910	$821,984	$674,584	$526,365	$365,153
Common shares outstanding at end of period	62,688,064	63,536,244	63,219,392	62,075,004	57,807,600
Tangible book value per common share (Non-GAAP)	$13.99	$12.94	$10.67	$8.48	$6.32

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

	For the Fiscal Years Ended June 30,
	2018			2017			2016
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans and leases[2,3]	$7,893,072	$446,991	5.66%	$6,819,102	$358,849	5.26%	$5,680,003	$291,058	5.12%
Interest-earning deposits in other financial institutions	807,348	12,450	1.54%	658,580	5,204	0.79%	498,483	2,070	0.42%
Mortgage-backed and other investment securities	209,434	11,335	5.41%	393,334	16,889	4.29%	442,070	18,910	4.28%
Stock of the FHLB, at cost	61,222	4,298	7.02%	55,577	6,344	11.41%	62,255	5,669	9.11%
Total interest-earning assets	8,971,076	475,074	5.30%	7,926,593	387,286	4.89%	6,682,811	317,707	4.75%
Non-interest-earning assets	100,380			116,545			140,066
Total assets	$9,071,456			$8,043,138			$6,822,877
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,706,238	$54,013	1.15%	$4,619,769	$34,556	0.75%	$3,649,423	$24,611	0.67%
Time deposits	990,635	25,838	2.61%	941,919	21,938	2.33%	852,590	18,056	2.12%
Securities sold under agreements to repurchase	5,575	229	4.11%	33,068	1,465	4.43%	35,000	1,555	4.44%
Advances from the FHLB	1,296,120	22,848	1.76%	798,982	12,403	1.55%	855,029	11,175	1.31%
Subordinated notes and debentures and other	54,522	3,652	6.70%	55,873	3,697	6.62%	22,025	1,299	5.90%
Total interest-bearing liabilities	7,053,090	106,580	1.51%	6,449,611	74,059	1.15%	5,414,067	56,696	1.05%
Non-interest-bearing demand deposits	1,052,944			774,411			739,764
Other non-interest-bearing liabilities	68,361			58,040			51,672
Stockholders’ equity	897,061			761,076			617,374
Total liabilities and stockholders’ equity	$9,071,456			$8,043,138			$6,822,877
Net interest income		$368,494			$313,227			$261,011
Interest rate spread[4]			3.79%			3.74%			3.70%
Net interest margin[5]			4.11%			3.95%			3.91%
1 Average balances are obtained from daily data.
2 Loans and leases include loans held for sale, loan and lease premiums, discounts and unearned fees.
3 Interest income includes reductions for amortization of loan and lease and investment securities premiums and earnings from accretion of discounts and loan and lease fees. Loan and lease fee income is not significant. Also includes $29.3million as of June 30, 2018, $30.3 million as of June 30, 2017 and $31.0 million as of June 30, 2016 of loans that qualify for Community Reinvestment Act credit which are taxed at a reduced rate.
4 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
5 Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our interest earning assets and is subject to competitive factors in the online banking market. Our net interest income is reduced by our estimate of loss provisions for our loan and lease portfolio. We also earn non-interest income primarily from mortgage banking activities, banking products and service activity, prepaid card fee income, prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of other loans and investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 681 full time employees at June 30, 2017 to 801 full-time equivalent employees at June 30, 2018. We are subject to federal and state income taxes, and our effective tax rates were 36.42%, 42.10% and 41.78% for the fiscal years ended June 30, 2018, 2017, and 2016, respectively. Other factors that affect our results of operations include expenses relating to data processing, advertising, depreciation, occupancy, professional services, and other miscellaneous expenses.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2018 AND JUNE 30, 2017
Net Interest Income. Net interest income totaled $368.5 million for the fiscal year ended June 30, 2018 compared to $313.2 million for the fiscal year ended June 30, 2017. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	Fiscal Year Ended June 30, 2018 vs 2017
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$59,441	$28,701	$88,142
Federal funds sold
Interest-earning deposits in other financial institutions	1,393	5,853	7,246
Mortgage-backed and other investment securities	(9,217)	3,663	(5,554)
Stock of the FHLB, at cost	592	(2,638)	(2,046)
Total increase (decrease) in interest income	$52,209	$35,579	$87,788
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$660	$18,797	$19,457
Time deposits	1,174	2,726	3,900
Securities sold under agreements to repurchase	(1,137)	(99)	(1,236)
Advances from the FHLB	8,577	1,868	10,445
Other borrowings	(90)	45	(45)
Total increase (decrease) in interest expense	$9,184	$23,337	$32,521
The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.
Interest Income. Interest income for the fiscal year ended June 30, 2018 totaled $475.1 million, an increase of $87.8 million, or 22.7%, compared to $387.3 million in interest income for the fiscal year ended June 30, 2017 primarily due to growth in volume of interest-earning assets from loan originations, primarily from commercial & industrial lending as well as accretion from origination fees from Refund Advance loans. Fundings of Refund Advance loans increased from $0.3 billion to $1.1 billion for the fiscal years ended June 30, 2017 and June 30, 2018, respectively. Average interest-earning assets for the fiscal year ended June 30, 2018 increased by $1,044.5 million compared to the fiscal year ended June 30, 2017 primarily due to loan and lease originations for investment which increased $1,740.1 million during the year ended June 30, 2018. Yields on loans and leases increased by 40 basis points to 5.66% for the fiscal year ended June 30, 2018, primarily due to increased yields in the single family, commercial & industrial and H&R Block-branded loan products. For the fiscal year ended June 30, 2018, the growth in average balances contributed additional interest income of $52.2 million, which was supplemented by a $35.6 million increase in interest income due to the increase in average rate. The average yield earned on our interest-earning assets increased to 5.30% for the fiscal year ended June 30, 2018, up from 4.89% for the same period in 2017 primarily due to the increase in rate from loans and leases. As a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year we have marked up our adjustable loans and have increased the market rates on new loans. A contributing factor to the increase of loans and leases income is the amortization of origination fees for H&R Block-branded products.
Interest Expense. Interest expense totaled $106.6 million for the fiscal year ended June 30, 2018, an increase of $32.5 million, or 43.9% compared to $74.1 million in interest expense during the fiscal year ended June 30, 2017, due primarily to increased rates on deposits and advances, as a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year. The average rate paid on all of our interest-bearing liabilities increased to 1.51% for the fiscal year ended June 30, 2018 from 1.15% for the fiscal year ended June 30, 2017, due primarily to increased rates on deposits and advances from FHLB. Average interest-bearing liabilities for the fiscal year ended June 30, 2018 increased $603.5 million compared to fiscal 2017. The average rate on interest-bearing deposits increased to 1.15% from 0.75% due to increases in prevailing deposit rates across the industry. The rates on advances from the FHLB also increased to 1.76% from 1.55% due primarily to the Fed rate increases. The average rate on time deposits increased to 2.61% for the fiscal year ended June 30, 2018 from 2.33% for the fiscal year ended June 30, 2017, due to Fed rate increases. Average FHLB advances for the fiscal year ended June 30, 2018 increased $497.1 million, or 62.2% compared to fiscal 2017. The average non-interest-bearing demand deposits were $1,052.9 million for the fiscal year ended June 30, 2018, representing an increase of $278.5 million.
Provision for Loan and Lease Losses. Provision for loan and lease losses was $25.8 million for the fiscal year ended June 30, 2018 and $11.1 million for fiscal 2017. The increase in the loan and lease loss provision was primarily due to the increase in Refund Advance loan fundings from $0.3 billion to $1.1 billion during fiscal 2017 and 2018, respectively, combined with overall loan portfolio growth. The provisions are made to maintain our allowance for loan and lease losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.
See “Asset Quality and Allowance for Loan and Lease Losses” for discussion of our allowance for loan and lease losses and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2018	2017
Realized gain on securities:
Sale of securities	$(18)	$3,920
Total realized gain on securities	(18)	3,920
Unrealized loss on securities:
Total impairment losses	(6,271)	(10,937)
Loss (gain) recognized in other comprehensive income	6,115	8,973
Net impairment loss recognized in earnings	(156)	(1,964)
Fair value (gain) loss on trading securities	—	743
Total unrealized loss on securities	(156)	(1,221)
Prepayment penalty fee income	3,862	4,574
Gain on sale – other	5,734	4,487
Mortgage banking income	13,755	14,284
Banking and service fees	47,764	42,088
Total non-interest income	$70,941	$68,132
Our relationship with H&R Block began in fiscal 2016 and introduced seasonality into banking and service fees category of non-interest income, with an increase during our second quarter and the peak income in this category typically occurring during our third fiscal quarter ended March 31. Therefore, banking and services fees for the three months ended March 31, are not indicative of results to be expected for other quarters during the fiscal year. Historically, the primary non-interest income generating H&R Block products and services that lead to the increased banking and service fees are Emerald Prepaid Mastercard® (“EPC”) and Refund Transfer (“RT”).
Non-interest income totaled $70.9 million for the fiscal year ended June 30, 2018 compared to non-interest income of $68.1 million for fiscal 2017. The increase was primarily the result of an increase of $5.7 million in banking and service fees due to H&R Block-branded products and service fee income, a $1.2 million increase in gain on sale-other primarily from sales of structured settlements and lottery receivables, and a decrease in net unrealized loss on securities of $1.1 million, partially offset by a decrease in realized gain from sale of securities of $3.9 million, decreased levels of prepayment penalty fee income of $0.7 million, and a decrease in mortgage banking income of $0.5 million. Banking and service fees includes H&R Block-branded product fees, deposit fees, fee income from prepaid card sponsors, and certain C&I loan fees. The primary non-interest income-generating H&R Block products and services that led to the increased banking and service fees are EPC and RT. For the fiscal year ended June 30, 2018, EPC increased $0.2 million to $8.0 million from $7.8 million for fiscal 2017. For the fiscal year ended June 30, 2018, RT decreased $0.3 million to $12.5 million from $12.8 million for fiscal 2017.
Included in gain on sale – other are sales of unsecured and secured consumer and business loans originated through introductions from our third-party partner relationships, for example H&R Block-branded Emerald Advance, and sales of structured settlement annuity and state lottery receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale. Increased originations and favorable terms during fiscal 2018 resulted in an increase in gain on sale from structured settlement annuity and state lottery receivables.
Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2018	2017
Salaries and related costs	$100,975	$81,821
Data processing and internet	17,400	13,323
Advertising and promotional	15,500	9,367
Depreciation and amortization	8,574	6,094
Occupancy and equipment	6,063	5,612
Professional services	5,280	4,980
FDIC and regulator fees	4,860	4,330
Real estate owned and repossessed vehicles	260	498
General and administrative expenses	15,024	11,580
Total non-interest expense	$173,936	$137,605
Non-interest expense totaled $173.9 million for the fiscal year ended June 30, 2018, an increase of $36.3 million compared to fiscal 2017. Salaries and related costs increased $19.2 million, or 23.4%, in fiscal 2018 due to increased staffing levels to support growth in the Bank’s staffing for lending, information technology infrastructure development, regulatory compliance, and the trustee and fiduciary services. Our staff increased to 801 from 681 or 17.62% between fiscal 2018 and 2017 and increased to 681 from 647 or 5.26% between fiscal 2017 and 2016.
Data processing and internet expense increased $4.1 million, primarily due to enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotion expense increased $6.1 million, primarily due to additional lead generation costs, increased deposit marketing and rebranding costs.
Depreciation and amortization, increased $2.5 million primarily due to depreciation on lending platform enhancements and infrastructure development and amortization of intangibles.
Occupancy and equipment expense increased $0.5 million, in order to support increased production and office space for additional employees.
Professional services, which include accounting and legal fees, increased $0.3 million in fiscal 2018 compared to 2017. The increase in professional services was primarily due to increased legal expenses, partially offset by increased insurance reimbursements.
The change in our cost of Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges increased by $0.5 million in fiscal 2018 compared to fiscal 2017. The overall growth of the Bank’s liabilities has been offset by the generally favorable change in the FDIC deposit insurance premium calculation. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
General and administrative expenses increased by $3.4 million in fiscal 2018 compared to 2017. The increases were primarily due to costs to support loan and deposit production.

Income Tax Expense. Income tax expense was $87.3 million for the fiscal year ended June 30, 2018 compared to $98.0 million for fiscal 2017. Our effective tax rates were 36.42% and 42.10% for the fiscal year ended June 30, 2018 and 2017, respectively.
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
During the quarter ended December 31, 2017, the Company revalued the deferred tax balance to reflect the new corporate tax rate, which resulted in a decrease in net deferred tax assets of $9,189. As a result, income tax expense reported for the fiscal year ended June 30, 2018 was adjusted to reflect the effects of the change in the tax law and the application of the newly enacted rates to existing deferred balances.
Additionally, the Company received tax credits for the year ended June 30, 2018. These tax credits reduced the effective tax rate by approximately 2.38%. Lastly, the Company adopted ASU 2016-09 effective July 1, 2017. As a result of the adoption, the Company recorded $2.4 million of income tax benefits for the fiscal year ended June 30, 2018, respectively, related to excess tax benefits from stock compensation. Prior to 2018, such excess tax benefits were generally recorded directly in stockholders’ equity. This new accounting standard may potentially increase the volatility in the Company’s effective tax rates.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2017 AND JUNE 30, 2016
Net Interest Income. Net interest income totaled $313.2 million for the fiscal year ended June 30, 2017 compared to $261.0 million for the fiscal year ended June 30, 2016. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	Fiscal Year Ended June 30, 2017 vs 2016
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loan and Leases	$59,657	$8,134	$67,791
Interest-earning deposits in other financial institutions	837	2,297	3,134
Mortgage-backed and other investment securities	(2,065)	44	(2,021)
Stock of the FHLB, at cost	(652)	1,327	675
Total increase/(decrease) in interest income	$57,777	$11,802	$69,579
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$6,863	$3,082	$9,945
Time deposits	1,996	1,886	3,882
Securities sold under agreements to repurchase	(86)	(4)	(90)
Advances from the FHLB	(758)	1,986	1,228
Other borrowings	2,221	177	2,398
Total increase/(decrease) in interest expense	$10,236	$7,127	$17,363
The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.
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

Yields on loans and leases increased by 14 basis points to 5.26% for the fiscal year ended June 30, 2017, primarily due to increased yields in the single family, commercial & industrial and H&R Block-branded loan products. For the fiscal year ended June 30, 2017, the growth in average balances contributed additional interest income of $57.8 million, which was supplemented by a $11.8 million increase in interest income due to the increase in average rate. The average yield earned on our interest-earning assets increased to 4.89% for the fiscal year ended June 30, 2017, up from 4.75% for the same period in 2016 primarily due to the increase in rate from loans and leases.
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
See “Asset Quality and Allowance for Loan and Lease Losses” for discussion of our allowance for loan and lease losses and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2017	2016
Realized gain on securities:
Sale of mortgage-backed securities	$3,920	$1,427
Total realized gain on securities	3,920	1,427
Unrealized loss on securities:
Total impairment losses	(10,937)	(3,472)
Loss (gain) recognized in other comprehensive income	8,973	2,907
Net impairment loss recognized in earnings	(1,964)	(565)
Fair value gain (loss) on trading securities	743	(248)
Total unrealized loss on securities	(1,221)	(813)
Prepayment penalty fee income	4,574	2,914
Gain on sale-other	4,487	15,540
Mortgage banking income	14,284	11,076
Banking and service fees	42,088	36,196
Total non-interest income	$68,132	$66,340
Non-interest income totaled $68.1 million for the fiscal year ended June 30, 2017 compared to non-interest income of $66.3 million for fiscal 2016. The increase was primarily the result of an increase of $5.9 million in banking and service fees due to H&R Block-branded products and service fee income, an increase in mortgage banking income of $3.2 million, an increase in realized gain from sale of securities of $2.5 million, and increased levels of prepayment penalty fee income of $1.7 million, partially offset by a $11.1 million decrease in gain on sale-other primarily from reduced sales of structured settlements and lottery receivables. Banking and service fees includes H&R Block-branded product fees, deposit fees and certain C&I loan fees as well as fee income from prepaid card sponsors. The primary non-interest income-generating H&R Block products and services that led to the increased banking and service fees are EPC and RT. For the fiscal year ended June 30, 2017, EPC increased $1.4 million to $7.8 million from $6.4 million for fiscal 2016. For the fiscal year ended June 30, 2017, RT increased $0.3 million to $12.8 million from $12.5 million for fiscal 2016.

Included in gain on sale – other are sales of unsecured and secured consumer and business loans originated through introductions from our third-party partner relationships, for example H&R Block-branded Emerald Advance, and sales of structured settlement annuity and state lottery receivables. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale. Decreased originations and less favorable terms during fiscal 2017 resulted in a decrease in gain on sale from structured settlement annuity and state lottery receivables.
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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 20 AND JUNE 30, 2017 18 AND JUNE 30, 2017
Our total assets increased $1,037.8 million, or 12.2%, to $9,539.5 million, as of June 30, 2018, up from $8,501.7 million at June 30, 2017. The loan and lease portfolio increased $1,057.8 million on a net basis, primarily from portfolio loan and lease originations and purchases of $5,922.8 million less principal repayments and other adjustments of $4,865.0 million. Investment securities decreased $92.5 million primarily due to repayments and sales, partially offset by purchases. Total liabilities increased by $911.6 million or 11.9%, to $8,579.0 million at June 30, 2018, up from $7,667.4 million at June 30, 2017. The increase in total liabilities resulted primarily from growth in deposits of $1,085.8 million partially offset by a decrease in advances from FHLB of $183.0 million.
Stockholders’ equity increased by $126.3 million, or 15.1%, to $960.5 million at June 30, 2018, up from $834.2 million at June 30, 2017. The increase was the result of $152.4 million in net income for the fiscal year, $10.4 million vesting and issuance of RSUs and stock-based compensation expense, partially offset by $35.2 million in stock repurchases, $1.1 million unrealized gain in other comprehensive income, net of tax, and $0.3 million in dividends declared on preferred stock. On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100.0 million of common stock. As of June 30, 2018, the Company has repurchased a total of $35.2 million, or 1,233,491 common shares at an average price of $28.49 per share with $64.8 million remaining under the current board authorized stock repurchase program.

ASSET QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Non-performing loans and leases and foreclosed assets or “non-performing assets” consisted of the following:

	At June 30,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-performing assets:
Non-accrual loans and leases:
Single family real estate secured:
Mortgage	$28,446	$23,377	$28,400	$22,842	$12,396
Home equity	16	16	33	9	168
Multifamily real estate secured	232	4,255	2,218	5,399	4,302
Commercial real estate secured	—	—	254	2,128	2,985
Total non-accrual loans secured by real estate	28,694	27,648	30,905	30,378	19,851
Auto and recreational vehicle secured	60	157	278	453	534
Commercial & Industrial	2,361	314	—	—	—
Other	111	274	676	—	—
Total non-performing loans and leases	31,226	28,393	31,859	30,831	20,385
Foreclosed real estate	9,385	1,353	207	1,225	—
Repossessed vehicles	206	60	45	15	75
Total non-performing assets	$40,817	$29,806	$32,111	$32,071	$20,460
Total non-performing loans and leases as a percentage of total loans and leases	0.37%	0.38%	0.50%	0.62%	0.57%
Total non-performing assets as a percentage of total assets	0.43%	0.35%	0.42%	0.55%	0.46%
Our non-performing assets increased to $40.8 million at June 30, 2018 from $29.8 million at June 30, 2017. The increase in non-performing assets during the fiscal year ended June 30, 2018 was substantially comprised of an increase in foreclosed real estate of $8.0 million and an increase in non-performing loans and leases of $2.8 million. Non-performing assets as a percentage of total assets increased to 0.43% at June 30, 2018 from 0.35% at June 30, 2017. The decrease in non-performing assets during the fiscal year ended June 30, 2017 compared to June 30, 2016 was comprised of a decrease in non-performing loans and leases of $3.5 million partially offset by an increase in foreclosed real estate of $1.1 million.
The increase in non-performing loans and leases is primarily the result of increased single family residential and commercial and industrial loans during the year ended June 30, 2018, partially offset by a decrease in non-performing loans by multifamily real estate secured loans. The decrease in non-performing loans and leases as a percentage of total loans and leases is primarily the result of loan growth. Approximately 3.30% of our non-performing loans and leases at June 30, 2018 were considered TDRs, compared to 5.56% at June 30, 2017. Borrowers making timely payments after a troubled debt restructuring are considered non-performing for at least six months. Generally, after six months of timely payments, troubled debt restructured loans are reclassified from the non-performing loan and lease category to performing and any previously deferred interest income is recognized. Approximately 91.10% of the Bank’s non-performing loans and leases are single family first mortgages already written down in aggregate to 41.28% of the original appraisal value of the underlying properties.
At June 30, 2018, our $28.4 million in single family non-performing loans represents 47 loans in 17 states ranging in amount from $9,000 to $5.0 million. At June 30, 2017, our $23.4 million in single family non-performing loans represents 40 loans in 19 states ranging in amount from $12,000 to $5.0 million. The Bank has already taken impairment charge-offs of $1.9 million on the non-performing single family loans at June 30, 2018. Our $0.2 million in multifamily non-performing loans represents one loan in one state at June 30, 2018, with impairment charge-offs taken in the amount of $0.1 million. At June 30, 2017 the $4.3 million of non-performing multifamily loans represented four loans in two states, with impairment charge-offs taken in the amount of $0.1 million. At June 30, 2017 and 2018, we had no non-performing commercial real estate loans.
The $60,000 in non-performing automobile and recreational vehicle (“RV”) loans represents 7 loans ranging in amount from $1,000 to $21,000 at June 30, 2018. The $157,000 in non-performing automobile and RV loans represented 12 loans ranging in amount from $200 to $40,000 at June 30, 2017. Foreclosed real estate of $9.4 million at June 30, 2018 represents three single family properties. Foreclosed real estate of $1.4 million at June 30, 2017 represented two single family properties. All foreclosed real estate is measured at the lower of carrying value or fair value less costs to sell. Repossessed vehicles of $206,000 includes twenty-two vehicles with fair values ranging in amount from $1 to $28,000 at June 30, 2018, compared to $60,000 at June 30, 2017, which includes five vehicles with fair values ranging in amount from $6,000 to $17,000. Impaired loans are generally adjusted through charge-offs against the allowance for loan and lease losses.
The $111,000 in non-performing other loans represents seven loans ranging in amount from $9,000 to $23,000 at June 30, 2018, compared to $274,000 at June 30, 2017 which includes 8 loans ranging in amount from $5,000 to $70,000.
We have experienced growth in our non-performing single family mortgage loans over the last five years; however, we believe that the write-downs taken as of June 30, 2018 on these non-performing loans and the low average LTVs on the balance of our single family mortgage real estate loans in our portfolio make our future risk of loss better than other banks with significant exposure to real estate loans. If average nationwide residential housing values decline or if nationwide unemployment increases, we are likely to experience growth in the level of our non-performing loans and leases, foreclosed real estate and repossessed vehicles in future periods.
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
The allowance for loan and lease losses includes specific and general reserves. Specific reserves are provided for impaired loans considered TDRs. All other impaired loans and leases are written down through charge-offs to their realizable value. A loan or lease is measured for impairment generally two different ways. If the loan or lease is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective interest rate to the carrying value of the loan or lease. If the loan or lease is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan or lease. If the calculated amount is less than the carrying value of the loan or lease, the loan or lease has impairment.
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
The allowance for loan and lease losses for the auto and RV loan portfolio at June 30, 2018 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $213,462 (dollars in thousands) of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $105,612; 715 – 769: $73,013; 700 – 714: $18,524; 660 – 699: $14,992 and less than 660: $1,321.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (“LTV”) at date of origination. The allowance for each class is determined by stratifying the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2018, the LTV groupings for each significant mortgage class were as follows (dollars in thousands):
The Company had $4,170,495 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,443,303; 61% – 70%: $1,387,807; 71% – 80%: $339,193; and greater than 80%: $192.
The Company had $1,800,687 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $957,441; 56% – 65%: $562,928; 66% – 75%: $269,619; 76% – 80%: $9,499 and greater than 80%: $1,200.

During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company.
Based on historical performance, the Company concluded that multifamily loans originated by the Bank require lower estimated loss rates than multifamily loans purchased. In fiscal years 2002 through 2004 the Company originated $137 million of primarily 30-year multifamily mortgage loans using the same basic underwriting criteria and accounting for 20%, 25% and 19% of the total average balance of the loan portfolio for fiscal year 2004, 2003 and 2002, respectively. The Company intentionally slowed its multifamily and single family origination volume in 2005 through 2009 based upon the overall loosening of credit standards by competitors and the economic downturn. Since 2009, the economy has stabilized and competitive underwriting standards have strengthened allowing the Company to resume its originations. Since 2013, our weighted average of multifamily loans is equal to 22.6% of the total loan portfolio. For these reasons, the Company believes that its historical underwriting experience originating multifamily loans allows the Company to use its historical loss rate as a reasonable indicator of risk. The historic loss or quantitative component of the Company’s general loan loss allowance is supplemented with a qualitative factor including a volume-based adjustment. At June 30, 2018 and June 30, 2017, all of the qualitative components of the general loan loss allowance for multifamily loans accounted for 100% and 100% of the total multifamily allowance, respectively.
The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Credit Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2018, the Company had $1,123.1 million of interest only loans and $2.3 million of option ARM mortgage loans. Through June 30, 2018, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
The Company had $220,379 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $104,070; 51% – 60%: $47,591; 61% – 70%: $56,649; 71% – 80%: $12,069 and greater than 80%: $0.
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
We believe the weighted average LTV percentage at June 30, 2018 of 55.35% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and is expected to continue to result in the future, in lower average mortgage loan charge-offs when compared to the real estate loan portfolios of other comparable banks.
Seasonal fluctuations in the Other loan classification and its associated allowance for loan and lease losses primarily relate to tax season H&R Block-related loan products. These products are generally short term in nature, in that they are intended to be repaid within a few weeks or months of origination; if they are not repaid timely, they are generally charged off in their entirety at 120 days delinquent, consistent with regulatory guidance for unsecured consumer loan products. The Company provides general loan loss reserves for its H&R Block-related loans based upon prior years’ loss experience with consideration for current year loan performance. The increase in provision for loan and lease losses in the Other loan classification from $5.3 million to $17.1 million for the fiscal year ended June 30, 2017 and 2018, the increase in charge-offs from $3.5 million to $14.6 million for the fiscal year ended June 30, 2017 and 2018 and the increase in allowance transfers to held-for-sale from $1.8 million to $2.3 million for the fiscal year ended June 30, 2017 and 2018 were primarily due to the increase in Refund Advance loan fundings from $0.3 billion to $1.1 billion during the quarters ended March 31, 2017 and March 31, 2018, respectively, as well as the Company’s continued funding of Emerald Advance loans. During fiscal 2018 the Company was the sole provider of the Refund Advance product. The increase in provision for loan and lease losses in the Other loan classification from $2.8 million to $5.3 million for the fiscal year ended June 30, 2016 and 2017, respectively, and the increase in charge-offs from $0 to $3.5 million for the fiscal year ended June 30, 2016 and 2017 were primarily due to the Company’s participation in the Refund Advance loan program during which $0.3 billion of loans were purchased during the quarter ended March 31, 2017, as well as its continued funding of Emerald Advance loans. The increase in provision for loan and lease losses in the Other loan classification from a reduction of $5,000 to a provision of $2.8 million for the fiscal year ended June 30, 2015 and 2016, respectively, and the increase in allowance transferred to held-for-sale from $0 to $2.7 million for the fiscal year ended June 30, 2015 and 2016 were primarily due to the introduction of the Emerald Advance loan program. There is no long-term impact on the loan and lease portfolio credit quality, because substantially all of the tax season H&R Block-related loan products are either collected, charged-off or sold by the end of the Company’s fiscal year. While they do incur higher proportional default and charge-off rates than the remainder of the Company’s loan and lease portfolio, these asset quality attributes are within expectations of the design of the products.

The following table sets forth the changes in our allowance for loan and lease losses, by portfolio class for the dates indicated:

	Single Family Real Estate Secured:
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and Other	Multi-family Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2013	$4,812	$183	$1,250	$3,186	$1,378	$1,536	$201	$1,623	$13	$14,182	0.62%
Provision for loan losses	3,214	3	9	708	12	(142)	78	1,425	43	5,350
Charge-offs	(125)	(98)	—	(359)	(355)	(620)	—	—	(34)	(1,591)
Recoveries	58	46	—	250	—	38	—	—	40	432
Balance at June 30, 2014	7,959	134	1,259	3,785	1,035	812	279	3,048	62	18,373	0.51%
Provision for loan and lease losses	6,305	(1)	620	922	224	288	13	2,834	(5)	11,200
Charge-offs	(747)	(43)	—	(344)	(156)	(271)	—	—	—	(1,561)
Recoveries	147	32	—	—	—	124	—	—	12	315
Balance at June 30, 2015	13,664	122	1,879	4,363	1,103	953	292	5,882	69	28,327	0.57%
Provision for loan and lease losses	5,040	(134)	806	(311)	(1,056)	854	(47)	1,748	2,800	9,700
Charge-offs	(205)	(3)	—	(114)	(147)	(339)	—	—	—	(808)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,727)	(2,727)
Recoveries	167	38	—	—	982	147	—	—	—	1,334
Balance at June 30, 2016	18,666	23	2,685	3,938	882	1,615	245	7,630	142	35,826	0.56%
Provision for loan and lease losses	2,308	(6)	(387)	323	110	990	156	2,251	5,316	11,061
Charge-offs	(1,115)	(23)	—	—	(23)	(433)	—	—	(3,502)	(5,096)
Transfers to held for sale	—	—	—	—	—	—	—	—	(1,828)	(1,828)
Recoveries	113	25	—	377	39	207	—	—	108	869
Balance at June 30, 2017	19,972	19	2,298	4,638	1,008	2,379	401	9,881	236	40,832	0.55%
Provision for loan and lease losses	632	(18)	69	372	(159)	1,390	44	6,357	17,113	25,800
Charge-offs	(271)	(1)	(287)	—	—	(803)	—	—	(14,617)	(15,979)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,307)	(2,307)
Recoveries	35	14	—	—	—	212	—	—	544	805
Balance at June 30, 2018	$20,368	$14	$2,080	$5,010	$849	$3,178	$445	$16,238	$969	$49,151	0.58%
At June 30, 2018, the entire allowance for loan and lease losses for each portfolio class was calculated as a contingent impairment (ASC 450, Contingencies for Gain and Loss). When specific loan and lease impairment analysis is performed under ASC 310-10, the impairment is either recorded as a charge-off to the loan and lease loss allowance or, if such loan is a TDR, the impairment is recorded as a specific loan and lease loss allowance.

The following table sets forth our allowance for loan and lease losses by portfolio class:

	At June 30,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
Single family real estate secured:
Mortgage	$20,368	49.3%	$19,972	52.4%	$18,666	57.5%	$13,664	59.6%	$7,959	53.4%
Home equity	14	—%	19	—%	23	—%	122	0.1%	134	0.4%
Warehouse & Other	2,080	4.8%	2,298	6.1%	2,685	8.4%	1,879	7.7%	1,259	10.3%
Multifamily real estate secured	5,010	21.1%	4,638	21.7%	3,938	21.5%	4,363	23.7%	3,785	27.2%
Commercial real estate secured	849	2.6%	1,008	2.2%	882	1.9%	1,103	1.2%	1,035	0.7%
Auto & RV secured	3,178	2.5%	2,379	2.1%	1,615	1.2%	953	0.3%	812	0.4%
Factoring	445	2.1%	401	2.1%	245	1.5%	292	2.4%	279	3.3%
Commercial & Industrial	16,238	17.4%	9,881	13.3%	7,630	8.0%	5,882	5.0%	3,048	4.2%
Other	969	0.2%	236	0.1%	142	—%	69	—%	62	0.1%
Total	$49,151	100.0%	$40,832	100.0%	$35,826	100.0%	$28,327	100.0%	$18,373	100.0%
The Company’s allowance for loan and lease losses increased $8.3 million or 20.4% from June 30, 2017 to June 30, 2018. As a percentage of the outstanding loan balance the Company’s loan and lease loss allowance was 0.58% at June 30, 2018 and 0.55% at June 30, 2017. Provisions for loan loss were $25.8 million for fiscal 2018 and $11.1 million for fiscal 2017. The Company’s loan and lease loss provisions for fiscal 2018 compared to 2017 increased by $14.7 million as a result of an increase in Refund Advance loan fundings from $0.3 billion to $1.1 billion from 2017 to 2018, respectively, combined with loan and lease portfolio growth and a change in the loan and lease mix.
Charge-offs, net of recoveries, for fiscal 2018 decreased $0.8 million, increased $0.4 million and increased $16,000 for single family mortgage, multifamily and commercial real estate secured loans, respectively. Charge-offs, net of recoveries, for the auto & RV portfolio increased $0.4 million for fiscal 2018. Charge-offs, net of recoveries, for the Other portfolio increased $10.7 million for fiscal 2018. For fiscal 2017 charge-offs, net of recoveries, increased $1.0 million, decreased $0.5 million and increased $0.8 million for single family mortgage, multifamily and commercial real estate secured loans, respectively. Charge-offs, net of recoveries, attributable to the auto & RV portfolio increased $34,000 for fiscal 2017. Charge-offs, net of recoveries, attributable to the Other portfolio increased $3.4 million for fiscal 2017.
Between June 30, 2017 and 2018, the Bank’s total allowance for loan and lease losses as a proportion of the loan and lease portfolio increased 3 basis points primarily due to a change in the loan and lease mix.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have two credit agreements. BofI Federal Bank can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2018, we had a total borrowing availability of approximately $1.6 billion available immediately, which represents a fully collateralized position, for advances from the FHLB for terms up to ten years. The Bank can also borrow from the discount window at the FRB. FRB borrowings are collateralized by commercial loans, consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2018, we had a total borrowing capacity of approximately $917.0 million, all of which was available for use. At June 30, 2018, we also had $35.0 million in unsecured fed funds purchase lines with two major banks under which there were no borrowings outstanding.

In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.
In December 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 4.73% as of June 30, 2018, with interest paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our Bank to support its growth.
In February 2015, we filed a shelf registration with the SEC which allows us to issue up to $350.0 million through the sale of debt securities, common stock, preferred stock and warrants.
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
In March 2018, we filed a post-effective amendment to deregister all securities unsold under the February 2015 shelf registration and subsequently, we filed a new shelf registration with the SEC which allows us to issue up to $350.0 million through the sale of debt securities, common stock, preferred stock and warrants.

AT-THE-MARKET OFFERINGS

On February 23, 2015, we entered into an At-the-Market (“ATM”) Equity Distribution Agreement with FBR Capital Markets & Co., Sterne, Agee & Leach, Inc. and Raymond James & Associates, Inc. (the “2015 Distribution Agents”) pursuant to which we may issue and sell through the 2015 Distribution Agents from time to time shares of our common stock in at the market offerings with an aggregate offering price of up to $50.0 million (the “2015 ATM Offering”). The sales of shares of our common stock under the Equity Distribution Agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Select Market (the principal existing trading market for our common stock), or sales made through a market maker or any other trading market for our common stock, or (with our prior consent) in privately negotiated transactions at negotiated prices. The aggregate compensation payable to the 2015 Distribution Agents under the Distribution Agreement will not exceed 2.5% of the gross sales price of the shares sold under the agreement. We have also agreed to reimburse the 2015 Distribution Agents for up to $75,000 in their expenses through September 30, 2015 and up to $25,000 thereafter and have provided the 2015 Distribution Agents with customary indemnification rights. In February 2015, we commenced sales of common stock through the 2015 ATM Offering. The details of the shares of common stock sold through the 2015 ATM Offering through March 31, 2015 are as follows (dollars in thousands, except per share data):

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

Off-Balance Sheet Commitments. At June 30, 2018, we had commitments to originate loans with an aggregate outstanding principal balance of $786.0 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $87.6 million, and no commitments to purchase loans, investment securities or any other unused lines of credit. See Item 3. Legal Proceedings for further information on pending litigation in which we are involved.
Contractual Obligations. The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of June 30, 2018 totaled $1,259.1 million. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents our contractual obligations for long-term debt, time deposits, and operating leases by payment date:

	At June 30, 2018
	Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1,2]	$561,124	$239,509	$135,003	$87,828	$98,784
Time deposits[2]	2,096,763	1,288,400	142,602	150,092	515,669
Operating lease obligations[3]	87,124	4,573	12,918	15,082	54,551
Total	$2,745,011	$1,532,482	$290,523	$253,002	$669,004
1 Long-term debt includes advances from the FHLB and Subordinated notes and debentures.
2 Amounts include principal and interest due to recipient.
3 Payments are for the lease of real property.
Capital Requirements. Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for June 30, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2018, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2018 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s and Company’s capital amounts, capital ratios and requirements were as follows:

	BofI Holding, Inc.		BofI Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Regulatory Capital:
Tier 1	$893,338	$833,759	$837,985	$804,317
Common equity tier 1	$888,275	$828,696	$837,985	$804,317
Total capital (to risk-weighted assets)	$993,650	$925,720	$887,297	$845,278

Assets:
Average adjusted	$9,450,894	$8,380,909	$9,509,891	$8,374,509
Total risk-weighted	$6,694,963	$5,651,522	$6,686,634	$5,645,112

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.45%	9.95%	8.88%	9.60%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	13.27%	14.66%	12.53%	14.25%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	13.34%	14.75%	12.53%	14.25%	8.00%	6.00%
Total capital (to risk-weighted assets)	14.84%	16.38%	13.27%	14.97%	10.00%	8.00%
Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2018, the Company and Bank are in compliance with the capital conservation buffer requirement, which increases the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At June 30, 2018 the Bank is in compliance with this letter agreement. As of August 2018, due to the Bank’s satisfactory operational performance under the letter agreement, the OCC has removed the additional capital maintenance requirements required in the letter agreement.
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
Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate loans at June 30, 2018 had lifetime rate caps that were 607 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
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

The following table sets forth the interest rate sensitivity of our assets and liabilities:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2018
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$622,850	$—	$—	$—	$622,850
Mortgage-backed and other investment securities[1]	152,830	1,280	17,079	9,116	180,305
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans, net of allowance for loan and lease losses[2]	3,071,106	1,026,606	4,179,893	154,684	8,432,289
Loans held for sale	37,763	—	—	—	37,763
Total interest-earning assets	3,901,799	1,027,886	4,196,972	163,800	9,290,457
Non-interest-earning assets	—	—	—	—	249,047
Total assets	$3,901,799	$1,027,886	$4,196,972	$163,800	$9,539,504
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,521,081	$4,740,549	$229,719	$478,646	$6,969,995
Advances from the FHLB	214,500	15,000	197,500	30,000	457,000
Other borrowings	5,111	—	—	49,441	54,552
Total interest-bearing liabilities	1,740,692	4,755,549	427,219	558,087	7,481,547
Other non-interest-bearing liabilities	—	—	—	—	1,097,444
Stockholders’ equity	—	—	—	—	960,513
Total liabilities and equity	$1,740,692	$4,755,549	$427,219	$558,087	$9,539,504
Net interest rate sensitivity gap	$2,161,107	$(3,727,663)	$3,769,753	$(394,287)	$1,808,910
Cumulative gap	$2,161,107	$(1,566,556)	$2,203,197	$1,808,910	$1,808,910
Net interest rate sensitivity gap—as a % of interest-earning assets	23.26%	(40.12)%	40.58%	(4.24)%	19.47%
Cumulative gap—as a % of cumulative interest-earning assets	23.26%	(16.86)%	23.71%	19.47%	19.47%
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
Our net interest margin for the fiscal year ended June 30, 2018 increased to 4.11% compared to 3.95% for the fiscal year ended June 30, 2017. During the fiscal year ended June 30, 2018, interest income earned on loans and on mortgage backed securities was influenced by the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by the Fed Funds rate.
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2018
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$377,301	6.3%	$381,210	2.1%
Base	$354,883	—%	$373,301	—%
Down 200 basis points	$328,766	(7.4)%	$365,131	(2.2)%

We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as MVE. We analyze the MVE sensitivity to an immediate parallel and sustained shift in interest rates derived from current U.S. Treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For the falling interest rate scenarios, we used a 100 basis points decrease due to limitations inherent in the current rate environment.
The following table indicates the sensitivity of MVE to the interest rate movement as described above:

	As of June 30, 2018
(Dollars in thousands)	Market Value of Equity	Percentage Change from Base	MVE as a Percentage of Assets
Up 300 basis points	$1,096,938	(4.3)%	11.9%
Up 200 basis points	$1,135,321	(1.0)%	12.2%
Up 100 basis points	$1,152,826	0.5%	12.2%
Base	$1,146,593	—%	12.0%
Down 100 basis points	$1,050,428	(8.4)%	10.9%
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
The following financial statements are filed as a part of this report beginning on page F-1:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 version). The Company has excluded the bankruptcy trustee and fiduciary services acquisition on April 4, 2018 from Epiq Systems, Inc. representing approximately: (i) less than 1% total assets; (ii) less than 1% of net interest income; (iii) 3% of non-interest income; and (iv) less than 1% of net income for the year ended June 30, 2018, from the scope of management’s report on internal control over financial reporting. Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2018 is effective.
BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2018, as stated in their report dated August 23, 2018.
Changes in Internal Control Over Financial Reporting. On April 4, 2018, the Company completed the bankruptcy trustee and fiduciary services acquisition, which is being integrated into the Company’s operations. As part of the integration activities, management is continuing to apply controls and procedures to the bankruptcy trustee and fiduciary services business and to enhance Company-wide controls to reflect the risks inherent in the bankruptcy trustee and fiduciary services business. There were no other changes in the Company’s internal control over financial reporting during the the quarter ended June 30, 2018 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
BofI Holding, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting

We have audited BofI Holding, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and our report dated August 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the bankruptcy trustee and fiduciary services business of Epiq Systems, Inc., which was acquired on April 4, 2018, and which is included in the consolidated balance sheets of the Company and subsidiaries as of June 30, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. The bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. constituted less than 1% of total assets as of June 30, 2018, and less than 1%, 3% and less than 1% of net interest income, non-interest income, and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. because of the timing of the acquisition which was completed on April 4, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the bankruptcy trustee and fiduciary services business of Epiq Systems, Inc.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with both generally accepted accounting principles and regulatory reporting instructions. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with both generally accepted accounting principles and regulatory reporting instructions, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
San Diego, California

August 23, 2018

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2018 (the “Proxy Statement”).
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to the information contained in the sections captioned “Principal Holders of Common Stock” and “Security Ownership of Directors and Named Executive Officers” in the Proxy Statement.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the information contained in the section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 5, 2015	Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2015.
3.2	By-laws	Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
4.1	Certificate of Designation-Series A – 6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
4.2	Subordinated Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on February 26, 2016.
4.3	First Supplemental Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on February 26, 2016.
4.4	Global Note to represent the 6.25% Subordinated Notes due February 28, 2026 of BofI Holding, Inc.	Exhibit 4.3 to the Current Report on Form 8-K filed on February 26, 2016.
4.5	Amendment No.1 dated March 24, 2016 to First Supplemental Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on March 24, 2016.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2*	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.5*	First Amended Employment Agreement, dated April 22, 2010, between Bank of Internet USA and Andrew J. Micheletti.	Exhibit 99.1 to the Current Report on Form 8-K filed on April 28, 2010.
10.6	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.7*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.

Exhibit Number	Description	Incorporated By Reference to
10.7.1*	Second Amended and Restated Employment Agreement, dated June 30, 2017, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2017.
10.8	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.9*	BofI Holding, Inc. 2014 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement on Schedule 14A, filed on September 8, 2014.
10.10*	Amendment to BofI Holding, Inc. 2014 Stock Incentive Plan	Exhibit 10.10 to the Annual Report on Form 10-K filed on August 24, 2017.
10.11*	Description of Amendment to Employment Letter between Eshel Bar-Adon and BofI Federal Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12.1*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibits 99.1 and 99.2 to the Current Report on Form 8-K filed on January 15, 2015.
10.13	Program Management Agreement, dated August 31, 2015, by and among BofI Federal Bank, H&R Block, Inc. and Emerald Financial Services, LLC	Exhibit 10.1 (Program Management Agreement) to Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***
10.13.1	Emerald Advance Receivables Participation Agreement, dated August 31, 2015, by and among BofI Federal Bank, H&R Block, Inc., Emerald Financial Services, LLC and HRB Participant I, LLC	Exhibit 10.2 to Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***
10.13.2	Guaranty Agreement, dated August 31, 2015, by and among BofI Federal Bank and H&R Block, Inc.	Exhibit 10.3 to Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***
10.14*	Description of Amendment to Employment Letter between Thomas Constantine and BofI Federal Bank	Exhibit 10.16 to the Annual Report on Form 10-K filed on August 26, 2015.
10.15	Office Space Lease Between Pacifica Tower LLC and BofI Holding, Inc.	Exhibit 10.1 to Form 8-K filed on May 18, 2018.
10.16	Sixth Amendment to Office Space Lease Between 4350 La Jolla Village LLC and BofI Holding, Inc.	Exhibit 10.2 to Form 8-K filed on May 18, 2018.
21.1	Subsidiaries of the Company consist of BofI Federal Bank (federal charter) and BofI Trust I (Delaware charter)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.	Signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS**	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
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

BOFI HOLDING, INC.

Date:	August 23, 2018	By:	/s/ Gregory Garrabrants
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of August 23, 2018 in the capacities indicated:

Signature	Title

/s/ Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), Director
Gregory Garrabrants

/s/ Andrew J. Micheletti	Chief Financial Officer (Principal Financial Officer)
Andrew J. Micheletti

/s/ Derrick K. Walsh	Chief Accounting Officer (Principal Accounting Officer)
Derrick K. Walsh

/s/ Paul Grinberg	Chairman
Paul Grinberg

/s/ Nicholas A. Mosich	Vice Chairman
Nicholas A. Mosich

/s/ James S. Argalas	Director
James S. Argalas

/s/ J. Brandon Black	Director
J. Brandon Black

/s/ Gary Burke	Director
Gary Burke

/s/ James Court	Director
James Court

/s/ Edward J. Ratinoff	Director
Edward J. Ratinoff

/s/ Uzair Dada	Director
Uzair Dada

BOFI HOLDING, INC.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
BofI Holding, Inc.
San Diego, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BofI Holding, Inc. (the “Company”) and subsidiaries as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

San Diego, California

August 23, 2018

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par and stated value)	2018	2017
ASSETS
Cash and due from banks	$622,750	$628,172
Federal funds sold	100	15,369
Total cash and cash equivalents	622,850	643,541
Securities:
Trading	—	8,327
Available for sale	180,305	264,470
Stock of the Federal Home Loan Bank, at cost	17,250	63,207
Loans held for sale, carried at fair value	35,077	18,738
Loans held for sale, carried at lower of cost or fair value	2,686	6,669
Loans and leases—net of allowance for loan and lease losses of $49,151 as of June 2018 and $40,832 as of June 2017	8,432,289	7,374,493
Accrued interest receivable	26,729	20,781
Furniture, equipment and software—net	21,454	16,659
Deferred income tax	17,957	34,341
Cash surrender value of life insurance	6,358	6,174
Mortgage servicing rights, carried at fair value	10,752	7,200
Other real estate owned and repossessed vehicles	9,591	1,413
Goodwill and other intangible assets—net	67,788	—
Other assets	88,418	35,667
TOTAL ASSETS	$9,539,504	$8,501,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,015,355	$848,544
Interest bearing	6,969,995	6,050,963
Total deposits	7,985,350	6,899,507
Securities sold under agreements to repurchase	—	20,000
Advances from the Federal Home Loan Bank	457,000	640,000
Subordinated notes and debentures and other	54,552	54,463
Accrued interest payable	1,753	1,284
Accounts payable and accrued liabilities and other liabilities	80,336	52,179
Total liabilities	8,578,991	7,667,433
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of June 2018 and June 2017	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized, 65,796,060 shares issued and 62,688,064 shares outstanding as of June 2018, 65,115,932 shares issued and 63,536,244 shares outstanding as of June 2017	658	651
Additional paid-in capital	366,515	346,117
Accumulated other comprehensive income (loss)—net of tax	(613)	487
Retained earnings	671,348	519,246
Treasury stock, at cost; 3,107,996 shares as of June 2018 and 1,579,688 shares as of June 2017	(82,458)	(37,317)
Total stockholders’ equity	960,513	834,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,539,504	$8,501,680

See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands, except earnings per share)	2018	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$446,991	$358,849	$291,058
Investments	28,083	28,437	26,649
Total interest and dividend income	475,074	387,286	317,707
INTEREST EXPENSE:
Deposits	79,851	56,494	42,667
Advances from the Federal Home Loan Bank	22,848	12,403	11,175
Other borrowings	3,881	5,162	2,854
Total interest expense	106,580	74,059	56,696
Net interest income	368,494	313,227	261,011
Provision for loan and lease losses	25,800	11,061	9,700
Net interest income, after provision for loan and lease losses	342,694	302,166	251,311
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	(18)	3,920	1,427
Other-than-temporary loss on securities:
Total impairment losses	(6,271)	(10,937)	(3,472)
Loss (gain) recognized in other comprehensive income	6,115	8,973	2,907
Net impairment loss recognized in earnings	(156)	(1,964)	(565)
Fair value gain (loss) on trading securities	—	743	(248)
Total unrealized loss on securities	(156)	(1,221)	(813)
Prepayment penalty fee income	3,862	4,574	2,914
Gain on sale – other	5,734	4,487	15,540
Mortgage banking income	13,755	14,284	11,076
Banking and service fees	47,764	42,088	36,196
Total non-interest income	70,941	68,132	66,340
NON-INTEREST EXPENSE:
Salaries and related costs	100,975	81,821	66,667
Data processing and internet	17,400	13,323	10,348
Advertising and promotional	15,500	9,367	6,867
Depreciation and amortization	8,574	6,094	4,795
Occupancy and equipment	6,063	5,612	4,326
Professional services	5,280	4,980	4,700
FDIC and regulatory fees	4,860	4,330	4,632
Real estate owned and repossessed vehicles	260	498	(46)
General and administrative expense	15,024	11,580	10,467
Total non-interest expense	173,936	137,605	112,756
INCOME BEFORE INCOME TAXES	239,699	232,693	204,895
INCOME TAXES	87,288	97,953	85,604
NET INCOME	$152,411	$134,740	$119,291
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$152,102	$134,431	$118,982
COMPREHENSIVE INCOME	$151,311	$142,531	$121,386
Basic earnings per common share (as revised for 2017 and 2016)	$2.41	$2.11	$1.87
Diluted earnings per common share (as revised for 2017 and 2016)	$2.37	$2.10	$1.87

See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(Dollars in thousands)	2018	2017	2016
NET INCOME	$152,411	$134,740	$119,291
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(2,449), $3,363, and $(68) for the years ended June 30, 2018, 2017 and 2016, respectively.	(5,493)	5,218	(94)
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $1,918, $3,195 and $2,177 for the years ended June 30, 2018, 2017 and 2016, respectively.	4,197	4,957	3,018
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $(104), $1,536 and $598 for the years ended June 30, 2018, 2017 and 2016, respectively.	196	(2,384)	(829)
Other comprehensive income (loss)	(1,100)	7,791	2,095
Comprehensive income	$151,311	$142,531	$121,386
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital[1]	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued[1]	Treasury	Outstanding[1]	Amount[1]
Balance as of June 30, 2015	515	$5,063	63,145,364	(1,070,360)	62,075,004	$631	$296,042	$265,833	$(9,399)	$(24,644)	$533,526
Net income	—	—	—	—	—	—	—	119,291	—	—	119,291
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	2,095	—	2,095
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Issuance of common stock	—	—	723,808	—	723,808	7	21,113	—	—	—	21,120
Stock-based compensation expense	—	—	25,394	—	25,394	1	11,325	—	—	—	11,326
Restricted stock unit vesting and tax benefits	—	—	536,528	(223,742)	312,786	5	1,520	—	—	(6,141)	(4,616)
Stock option exercises and tax benefits	—	—	82,400	—	82,400	1	1,156	—	—	—	1,157
Balance as of June 30, 2016	515	$5,063	64,513,494	(1,294,102)	63,219,392	$645	$331,156	$384,815	$(7,304)	$(30,785)	$683,590
Net income	—	—	—	—	—	—	—	134,740	—	—	134,740
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	7,791	—	7,791
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Stock-based compensation expense	—	—	31,674	—	31,674	—	14,535	—	—	—	14,535
Restricted stock unit vesting and tax benefits	—	—	570,764	(285,586)	285,178	6	426	—	—	(6,532)	(6,100)
Balance as of June 30, 2017	515	$5,063	65,115,932	(1,579,688)	63,536,244	$651	$346,117	$519,246	$487	$(37,317)	$834,247
Net income	—	—	—	—	—	—	—	152,411	—	—	152,411
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,100)	—	(1,100)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Repurchase of treasury stock	—	—	—	(1,233,491)	(1,233,491)	—	—	—	—	(35,183)	(35,183)
Stock-based compensation expense	—	—	50,373	—	50,373	1	20,398	—	—	—	20,399
Restricted stock unit vesting	—	—	629,755	(294,817)	334,938	6	—	—	—	(9,958)	(9,952)
Balance as of June 30, 2018	515	$5,063	65,796,060	(3,107,996)	62,688,064	$658	$366,515	$671,348	$(613)	$(82,458)	$960,513
1- Common stock amounts have been retroactively restated for the fiscal year ended June 30, 2015 presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015. The par value of common stock remains unchanged at $0.01 per share after the aforementioned forward stock split. As a result, the stated capital attributable to common stock increased proportionately and the additional paid-in capital decreased by the amount by which the stated capital increased.
See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,411	$134,740	$119,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(624)	(2,766)	(5,276)
Net accretion of discounts on loans and leases	(29,381)	(4,859)	959
Amortization of borrowing costs	208	208	72
Stock-based compensation expense	20,399	14,535	11,326
Valuation of financial instruments carried at fair value	—	(743)	248
Net gain on sale of investment securities	18	(3,920)	(1,427)
Impairment charge on securities	156	1,964	565
Provision for loan and lease losses	25,800	11,061	9,700
Deferred income taxes	17,034	(2,220)	(6,647)
Origination of loans held for sale	(1,564,165)	(1,375,443)	(1,363,025)
Unrealized (gain) loss on loans held for sale	(253)	222	(97)
Gain on sales of loans held for sale	(19,489)	(18,771)	(26,616)
Proceeds from sale of loans held for sale (revised for 2017 and 2016)	1,576,353	1,433,068	1,427,986
Change in fair value of mortgage servicing rights	83	(31)	889
(Gain) loss on sale of other real estate and foreclosed assets	(258)	(42)	(145)
Depreciation and amortization	8,574	6,094	4,795
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(6,082)	4,511	(6,070)
Other assets (revised for 2017 and 2016)	(40,988)	807	(9,539)
Accrued interest payable	469	(383)	401
Accounts payable and accrued liabilities	27,650	466	9,513
Net cash provided by operating activities (revised for 2017 and 2016)	167,915	198,498	166,903
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(100,503)	(249,909)	(161,395)
Proceeds from sales of available-for-sale and trading securities	52,714	161,048	14,969
Proceeds from repayment of securities	139,338	307,456	80,009
Purchase of stock of the Federal Home Loan Bank	(33,966)	(66,294)	(136,952)
Proceeds from redemption of stock of Federal Home Loan Bank	79,923	60,210	146,099
Origination of loans held for investment	(5,895,902)	(4,068,990)	(3,582,766)
Proceeds from sale of loans held for investment (revised for 2017 and 2016)	20,719	31,918	49,882
Origination of mortgage warehouse loans, net	(26,899)	(113,711)	(51,145)
Proceeds from sales of other real estate owned and repossessed assets	1,832	367	1,478
Cash paid for acquisition	(70,002)	—	—
Purchases of loans and leases, net of discounts and premiums	—	(269,886)	(140,493)
Principal repayments on loans and leases	4,818,558	3,427,818	2,253,017
Purchases of furniture, equipment and software	(11,817)	(8,758)	(10,239)
Net cash used in investing activities (revised for 2017 and 2016)	(1,026,005)	(788,731)	(1,537,536)

BOFI HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$1,085,843	$855,456	$1,592,134
Proceeds from the Federal Home Loan Bank term advances	—	—	70,000
Repayment of the Federal Home Loan Bank term advances	(30,000)	(95,000)	(35,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	(153,000)	8,000	(61,000)
Repayments of other borrowings and securities sold under agreements to repurchase	(20,000)	(15,000)	—
Tax payments related to settlement of restricted stock units	(9,952)	(6,532)	(6,141)
Repurchase of treasury stock	(35,183)	—	—
Proceeds from exercise of common stock options	—	—	151
Proceeds from issuance of common stock	—	—	21,120
Tax benefit from exercise of common stock options and vesting of restricted stock grants	—	432	2,531
Cash dividends paid on preferred stock	(309)	(309)	(309)
Proceeds from issuance of subordinated notes	—	—	51,000
Net cash provided by financing activities	837,399	747,047	1,634,486
NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,691)	156,814	263,853
CASH AND CASH EQUIVALENTS—Beginning of year	$643,541	$486,727	$222,874
CASH AND CASH EQUIVALENTS—End of year	$622,850	$643,541	$486,727
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$106,112	$74,442	$56,296
Income taxes paid	$79,628	$102,482	$89,184
Transfers to other real estate and repossessed vehicles	$10,113	$1,982	$571
Transfers from loans and leases held for investment to loans held for sale	$31,207	$2,935	$79,706
Transfers from loans held for sale to loans and leases held for investment	$3,969	$2,790	$25,141
Loans held for investment sold, cash not received (revised for 2016)	$17,742	$—	$32,124
Securities transferred from held-to-maturity to available-for-sale portfolio	$—	$194,153	$—

See accompanying notes to the consolidated financial statements.

BOFI HOLDING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2018, 2017 AND 2016
(Dollars in thousands, except per share and stated value amounts)
1. ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of BofI Holding, Inc. and its wholly owned subsidiary, BofI Federal Bank (collectively, the “Company”). All significant intercompany balances have been eliminated in consolidation. Reclassifications were made to previously reported amounts in the consolidated statements of cash flows for Federal Home Loan Bank (“FHLB”) advances within net cash provided by financing activities to make them consistent with the current period presentation. The purpose of the reclassifications were to disclose the Company’s FHLB term advances separately from the FHLB other advances.
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
Business. The Bank provides consumer and business banking products through the online distribution channels and affinity partners. The Bank’s deposit products are demand accounts, savings accounts and time deposits marketed to consumers and businesses located in all fifty states. The Bank’s primary lending products are residential single family and multifamily mortgage loans. The Bank’s business is primarily concentrated in the State of California and is subject to the general economic conditions of that state.
Cash and Cash Equivalents. The Bank’s cash, due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days, consist of cash and cash equivalents. Net cash flows are reported for customer deposit transactions.
Restrictions on Cash. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required by the Federal Reserve Bank of San Francisco of $78,433 and $57,529 at June 30, 2018 and 2017, respectively.
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
Concentration of Credit Risk. The Bank’s loan portfolio was collateralized by various forms of real estate with approximately 71.1% of the mortgage portfolio located in California at June 30, 2018. The Bank’s loan portfolio contains concentrations of credit in multifamily, single family, commercial, and home equity loans. The Bank believes its underwriting standards combined with its low LTV requirements substantially mitigate the risk of loss which may result from these concentrations.
Brand Partnership Products. Through its strategic partnerships division, the Bank has agreements with third-party service providers (“Program Managers”) possessing demonstrated expertise in managing programs involving marketing and processing financial products such as credit, debit, and prepaid cards, and small business and consumer loans. These relationships include the

Company’s relationships with H&R Block, Inc., Netspend and BFS Capital, among others. As delineated by the related contracts, a Program Manager provides program management services in its areas of expertise subject to the Bank’s continuing control and active supervision of the subject program. Underwriting standards and credit decisioning remain with the Bank in all cases. Each of these relationships is designed to allow the Bank to leverage the Program Manager’s knowledge and experience to distribute program-related financial products to a broad and increasing base of customers. With respect to credit products, the Bank generally originates the resulting receivable for sale, but may, in its discretion, retain such receivable. The Bank performs extensive due diligence with respect to each Program Manager and program, and maintains a regimen of comprehensive risk management and strict compliance oversight with respect to all programs.
Through our agreement with H&R Block, Inc. (“H&R Block”) and its wholly-owned subsidiaries the Bank provides H&R Block-branded financial products and services. The products and services that represent the primary focus and the majority of transactional volume that the Bank processes are described in detail below.
The first product is Emerald Prepaid Mastercard® services. The Bank entered into agreements to offer this product in August 2015. Under the agreements, the Bank is responsible for the primary oversight and control of the prepaid card programs of a wholly-owned subsidiary of H&R Block. The Bank holds the prepaid card customer deposits for those cards issued under the prepaid programs in non-interest bearing accounts and earns a fixed fee paid by H&R Block’s subsidiary for each automated clearing house (“ACH”) transaction processed through the prepaid card customer accounts. A portion of H&R Block’s customers use the Emerald Card as an option to receive federal and state income tax refunds. The prepaid customer deposits are included in non-interest bearing deposit liabilities on the balance sheet of the Company and the ACH fee income is included in the income statement under the line banking and service fees.
The second product is Refund Transfer. The Bank entered into agreements to offer this product in August 2015. The Bank is responsible for the primary oversight and control of the refund transfer program of a wholly-owned subsidiary of H&R Block. The Bank opens a temporary bank account for each H&R Block customer who is receiving an income tax refund and elects to defer payment of his or her tax preparation fees. After the Internal Revenue Service and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer and the temporary deposit account is closed. The Bank earns a fixed fee paid by H&R Block for each of the H&R Block customers electing a Refund Transfer. The fees are earned primarily in the quarters ending March 31st and are included in the income statement under the line banking and service fees.
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
Loans Held for Sale. U.S. government agency (“agency”) loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through mortgage banking income in the income statement. The Bank sells its mortgage loans with either servicing released or servicing retained depending upon market pricing. Gains and losses on loan sales are recorded as mortgage banking income or other gains on sale, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale are carried at the lower of cost or fair value.
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
General loan and lease loss reserves are calculated by grouping each mortgage loan or lease by collateral type and by grouping the LTV ratios of each loan within the collateral type. An estimated allowance rate for each LTV group within each type of loan and lease is multiplied by the total principal amount in the group to calculate the required general reserve attributable to that group. Management uses an allowance rate that provides a larger loss allowance for loans with greater LTV ratios. General loan loss reserves for C&I loans are determined through a loan level grading system to base its projected loss rates. A matrix was created with a base loss rate with additional potential industry and volume risk adjustments, to calculate a loss rating for each deal. Given the lack of historical loss experience for this segment at the Company, an allowance loss range is based upon historical peer loss rates. General loan loss reserves for consumer loans are calculated by grouping each loan by credit score (e.g., FICO) at origination and applying an estimated allowance rate to each group. In addition to credit score grading, general loan loss reserves are increased for all consumer loans determined to be 90 days or more past due. Specific reserves or direct charge-offs are calculated when an internal asset review of a loan or lease identifies a significant adverse change in the financial position of the borrower or the value of the collateral. The specific reserve or direct charge-off is based on discounted cash flows, observable market prices or the estimated value of underlying collateral.
Specific loan or lease charge-offs on impaired loans or leases are recorded as a write-off and a decrease to the allowance in the period the impairment is identified. A loan or lease is classified as a TDR when management determines that an existing borrower is in financial distress and the borrower’s loan or lease terms are modified to provide the borrower a financial concession (e.g., lower payment) that would not otherwise be provided by another lender based upon borrower’s current financial condition. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan or lease, the loan or lease is reported, net, at the fair value of the collateral less cost to sell. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.

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
Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.
Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually. The Company performs impairment testing during the fourth quarter of each year or when events or changes in circumstances indicate the assets might be impaired.
The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Earnings per Common Share. Earnings per common share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income attributable to common stock (net income after deducting dividends on preferred stock) by the sum of the weighted-average number of common shares outstanding during the year and the unvested average of restricted stock unit shares and participating restricted stock units (“RSU”. Diluted EPS is computed by dividing the sum of net income attributable to common stock and dividends on diluted preferred stock by the sum of the weighted-average number of common shares outstanding during the year and the impact of dilutive potential common shares, such as non-participating RSU’s, stock options and convertible preferred stock.
The Company accounts for unvested stock-based compensation awards containing non-forfeitable rights to dividends or dividend equivalents (collectively, “dividends”) as participating securities and includes the awards in the EPS calculation using the two-class method. The Company has granted restricted stock units under the 2004 Plan to certain directors and employees, which entitle the recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. Under the 2014 Plan, restricted stock units have no shareholder rights, meaning they are not entitled to dividends and are considered nonparticipating. These nonparticipating restricted stock units are not included in the basic earnings per common share calculation and are included in the diluted earnings per common share calculation using the treasury stock method.
Stock-Based Compensation. Compensation cost is recognized for stock options and restricted stock unit awards issued to employees, based on the fair value of these awards at the date of grant. A Black–Scholes model is utilized to estimate fair value of the stock options, while market price of the Company’s common stock at the date of grant is used for restricted stock unit awards, except for the Chief Executive Officer’s restricted stock unit awards under an employment agreement effective July 1, 2017. For the Chief Executive Officer’s restricted stock unit awards under an employment agreement effective July 1, 2017, a Monte Carlo simulation is utilized to estimate the value of path-dependent options in order to determine the fair value of the restricted stock unit award. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with only a service condition that have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For awards that contain a market condition and have a graded vesting schedule compensation cost is recognized using an accelerated attribution method over the requisite service period for the awards.
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
Dividend Restriction. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company. As of June 30, 2018, there are no dividend restrictions on the Bank or the Company.
Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 3. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be one reportable operating segment.
Revisions of Previously Issued Financial Statements for Correction of Immaterial Errors. During the fourth quarter of 2018, the Company identified an immaterial error related to an incorrect calculation of basic and diluted earnings per common share related to unvested non-participating restricted stock units. The corrected calculation results in increased basic and diluted earnings per common share in certain periods. In order to correct this immaterial error, the Company revised the basic and diluted earnings per common share for fiscal years ended June 30, 2016 and 2017 and for the interim quarters for the fiscal years ended June 30, 2017 and 2018. The revisions are reflected in the tables below.

	At June 30, 2017			At June 30, 2016
(Dollars in thousands, except per share data)	Previously Reported	Adjustment	Revised	Previously Reported	Adjustment	Revised
Earnings Per Common Share
Net income attributable to common shareholders	$134,431	$—	$134,431	$118,982	$—	$118,982
Average common shares issued and outstanding	63,358,886	—	63,358,886	62,909,411	—	62,909,411
Average unvested RSUs	1,491,228	(1,193,572)	297,656	1,355,796	(667,948)	687,848
Total qualifying shares	64,850,114	(1,193,572)	63,656,542	64,265,207	(667,948)	63,597,259
Earnings per common share	$2.07	$0.04	$2.11	$1.85	$0.02	$1.87
Diluted Earnings Per Common Share
Dilutive net income attributable to common shareholders	$134,431	$—	$134,431	$118,982	$—	$118,982
Average common shares issued and outstanding	64,850,114	(1,193,572)	63,656,542	64,265,207	(667,948)	63,597,259
Dilutive effect of stock options	—	—	—	5,845	—	5,845
Dilutive effect of average unvested RSUs	—	258,558	258,558	—	69,176	69,176
Total dilutive common shares issued and outstanding	64,850,114	(935,014)	63,915,100	64,271,052	(598,772)	63,672,280
Diluted earnings per common share	$2.07	$0.03	$2.10	$1.85	$0.02	$1.87

	Quarters Ended in Fiscal Year 2018
Unaudited	June 30,	March 31,	December 31,	September 30,
Basic earnings per common share
Previously reported	$0.58	$0.80	$0.49	$0.50
Adjustment	0.01	0.02	0.01	0.01
Revised	$0.59	$0.82	$0.50	$0.51
Diluted earnings per common share
Previously reported	$0.58	$0.80	$0.49	$0.50
Adjustment	—	—	—	—
Revised	$0.58	$0.80	$0.49	$0.50

	Quarters Ended in Fiscal Year 2017
Unaudited	June 30,	March 31,	December 31,	September 30,
Basic earnings per common share
Previously reported	$0.50	$0.63	$0.50	$0.45
Adjustment	0.01	0.01	0.01	—
Revised	$0.51	$0.64	$0.51	$0.45
Diluted earnings per common share
Previously reported	$0.50	$0.63	$0.50	$0.45
Adjustment	0.01	0.01	—	—
Revised	$0.51	$0.64	$0.50	$0.45
During the fourth quarter of 2018, the Company identified an immaterial error related to the classification of proceeds from the sale of loans that were transferred from loans held-for-investment in the consolidated statement of cash flows for the years ended June 30, 2017 and 2016. The Company revised its previously issued financial statements for the years ended June 30, 2017 and 2016 to correctly present these activities in the cash flow. For the year ended June 30, 2016, the Company revised its supplemental disclosure of cash flow information to add loans held for investment, sold cash not received of $32,124. There was no change to net change in cash and cash equivalents. The revisions to cash flows from operating and investing activities are reflected in the tables below.

	Year Ended June 30, 2017			Year Ended June 30, 2016
(Dollars in thousands)	Previously Reported	Adjustment	Revised	Previously Reported	Adjustment	Revised
Cash Flows From Operating Activities:
Proceeds from sale of loans held for sale	$1,420,031	$13,037	$1,433,068	$1,523,113	$(95,127)	$1,427,986
Other assets	$45,762	$(44,955)	$807	$(54,784)	$45,245	$(9,539)
Net cash provided by in operating activities[1]	$223,884	$(25,386)	$198,498	$210,644	$(43,741)	$166,903
Cash Flows From Investing Activities:
Proceeds from sale of loans held for investment	$—	$31,918	$31,918	$—	$49,882	$49,882
Net cash used in investing activities	$(820,649)	$31,918	$(788,731)	$(1,587,418)	$49,882	$(1,537,536)
1.Adjustment includes a non-error amount of $6,532 and $6,141 for the years ended June 30, 2017 and 2016, respectively, related to the retrospective application of ASU 2016-09.
The Company assessed the materiality of the errors on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), Consolidated Statements of Income, Consolidated Statements of Cash Flows and Earnings Per Share footnote have been revised to correctly present these amounts. The above revisions had no effect on net income or retained earnings. Periods not presented herein will be revised, as applicable, as they are included in future filings.
New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (the “revenue recognition standard”). Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2017. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard affects all entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other guidance. Therefore, the ASU excludes revenue associated with financial instruments including loans, leases, securities, and derivatives as these topics are accounted for following other guidance. Other areas that are within the scope of the revenue recognition standard include service charges on deposit accounts, and gains and losses on other real estate owned. The Company identified and reviewed the revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts, prepaid card fees and mortgage banking income. The Company anticipates adopting the modified retrospective approach and determined that the new guidance will not require significant changes to the manner in which income from those revenue streams is currently recognized. As such, the Company concluded that the new guidance will not have a significant impact on the Company’s consolidated financial statements at the time of adoption.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under the amended guidance, debt issuance costs related to a recognized debt liability are required to be presented as deductions from the carrying amounts of the corresponding debt liabilities, consistent with the presentation of debt discounts and premiums. The amended guidance was adopted for the quarter ended September 30, 2016 and applied retrospectively in accordance with the amended guidance, wherein the balance sheet of each individual period presented has been adjusted to reflect the period-specific effects of applying the amended guidance. The adoption of this guidance did not materially impact our consolidated financial position or consolidated results of operations. The company will adopt this standard on July 1, 2018.
In February 2016, the FASB issued ASU 2016-02, Leases, as amended in July 2018 by ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements. The new standard establishes a right-of-use model that requires a lessee to record a right of use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASUs 2016-02, 2018-10 and 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is anticipated for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company continues to evaluate the impact of ASUs 2016-02, 2018-10 and 2018-11, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact on adoption of ASUs 2016-02, 2018-10 and 2018-11 on the Company’s consolidated financial statements and regulatory capital and risk-weighted assets; however, the Company does not expect the amendments to have a material impact on its results of operations.
In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several areas of accounting for share-based payment transactions, including tax provision, classification in the cash-flow statement, forfeitures, and statutory tax withholding requirements. Under ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per common share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions. The adoption at July 1, 2017 of ASU 2016-09 did not have a significant impact on our financial position and results of operations.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. ASU 2016-13 should be applied on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the statement of financial condition as of the date of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The guidance will be effective for the Company’s financial statements that include periods beginning July 1, 2020. Early adoption is permitted beginning July 1, 2019. The Company has formed a working group, which is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things including evaluating third-party vendor solutions. The Company expects ASU 2016-13 to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. The standard is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
In February 2017, the FASB issued guidance within ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in ASU 2017-05 to Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, clarify the scope of Subtopic 610-20 and add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Under current GAAP, there are several different accounting models to evaluate whether the transfer of certain assets qualify for sale treatment. The new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued guidance within ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in ASU 2017-08 to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date, which more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
In June 2018, the FASB issued guidance within ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments in ASU 2018-07 to Topic 718, Compensation-Stock Compensation, are intended to align the accounting for share-based payment awards issued to employees and nonemployees. Changes to the accounting for nonemployee awards include: 1) equity classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date; 2) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and 3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company’s share-based payment awards to nonemployees consist only of grants made to the Company’s nonemployee Directors as compensation solely related to each individual’s role as a nonemployee Director. As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its nonemployee Directors in the same manner as share-based payment awards for its employees. Accordingly, the amendments in this guidance will not have an effect on the accounting for the Company’s share-based payment awards to its nonemployee Directors.

2. ACQUISITIONS
The Company completed one acquisition during the fiscal year ended June 30, 2018. The pro forma results of operations and the results of operations for acquisition since the acquisition date have not been separately disclosed because the effects were not material to the consolidated financial statements. The purchase transaction is detailed below.
Bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. On April 4, 2018, the Company completed the acquisition of the bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. (“Epiq”). The assets acquired by the Company include comprehensive software solutions, trustee customer relationships, trade name, accounts receivable and fixed assets. The business provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries in all fifty states. This business is expected to generate fee income from bank partners and bankruptcy cases, as well as opportunities to source low cost deposits. No deposits were acquired as part of the transaction.
Under the terms of the purchase agreement, the aggregate purchase price included the payment of $70.0 million in cash. The Company acquired assets with approximate fair values of $32.7 million of intangible assets, including customer relationships, developed technologies, a covenant not to compete and the trade name, and $1.6 million of accounts receivable and fixed assets, resulting in $35.7 million of goodwill. Transaction-related expenses were de minimis.
The following table sets forth the approximate fair value of assets acquired from Epiq on the consolidated balance sheets as of April 4, 2018:

(Dollars in thousands)	April 4, 2018
Fair value of consideration paid
Cash	$70,002
Total consideration paid	70,002

Fair value of assets acquired
Intangible assets	32,720
Other assets	1,563
Total assets	34,283
Fair value of net assets acquired	34,283
Goodwill incident to acquisition	$35,719

The Company has included the financial results of the acquired bankruptcy trustee and fiduciary services business in its consolidated financial statements subsequent to the acquisition date. The Epiq transaction has been accounted for under the acquisition method of accounting. The assets, both tangible and intangible, were recorded at their estimated fair values as of the transaction date. The Company made significant estimates and exercised judgment in estimating fair values and accounting for such acquired assets and liabilities. The Company’s accounting for the acquisition has not been finalized as the Company continues to evaluate the working capital adjustment, which is expected to have an immaterial effect, if any, on the value of goodwill recognized.
The Company recognized goodwill of $35.7 million as of April 4, 2018, which is calculated as the excess of the consideration exchanged as compared to the fair value of identifiable assets acquired. Goodwill resulted from expanded product lines and low-cost funding opportunities and is expected to be deductible for tax purposes. See Note 7 to the consolidated financial statements for further information on goodwill and other intangible assets.

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
Securities—trading, available-for-sale, and held-to-maturity. Trading securities are recorded at fair value. Available-for-sale securities are recorded at fair value and consist of residential mortgage-backed securities (“RMBS”) issued by U.S. agencies, RMBS issued by non-agencies, municipal securities as well as other Non-RMBS securities. Fair value for U.S. agency securities and municipal securities are generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available-for-sale or held-to-maturity.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The most updated unemployment rate reported in May 2018 was

3.8%. Consensus estimates for unemployment are that the rate will continue to decline. Going forward, the Company is projecting lower monthly default rates. The Company projects that severities will continue to improve.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at June 30, 2018 are from 1.5% up to 10.6% with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range. The range of loss severity rates applied to each default used in the Company’s projections at June 30, 2018 are from 40.0% up to 68.0% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows, which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2018, the Company computed its discount rates as a spread between 265 and 713 basis points over the LIBOR Index using the LIBOR forward curve with prime securities tending toward the lower end of the range and Alt-A and Pay-option ARMs tending toward the higher end of the range.
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
Impaired Loans and Leases. Impaired loans and leases are loans and leases which are inadequately protected by the current net worth and paying capacity of the borrowers or the collateral pledged. The accrual of interest income has been discontinued for impaired loans and leases. The impaired loans and leases are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The Company assesses loans and leases individually and identifies impairment when the loan or lease is classified as impaired or has been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans and leases may currently be performing. The fair value of an impaired loan or lease is determined based on an observable market price or current appraised value of the underlying collateral. The fair value of impaired loans and leases with specific write-offs or allocations of the allowance for loan and lease losses are generally based on recent real estate appraisals or internal valuation analyses consistent with the methodology used in real estate appraisals and include other third-party valuations and analysis of cash flows. These appraisals and analyses are updated at least on an annual basis. The Company primarily obtains real estate appraisals and in the rare cases where an appraisal cannot be obtained, the Company performs an internal valuation analysis. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. The sales comparison approach uses at least three recent similar property sales to help determine the fair value of the property being appraised. The income approach is calculated by taking the net operating income generated by the collateral property of the rent collected and dividing it by an assumed capitalization rate. Adjustments are routinely made in the process by the appraisers to account for differences between the comparable sales and income data available. When measuring the fair value of the impaired loan or lease based upon the projected sale of the underlying collateral, the Company subtracts the costs expected to be incurred for the transfer of the underlying collateral, which includes items such as sales commissions, delinquent taxes and insurance premiums. These adjustments to the estimated fair value of nonaccrual loans and leases may result in increases or decreases to the provision for loan and lease losses recorded in current earnings. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.
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

Mortgage Servicing Rights. The Company initially records all mortgage servicing rights (“MSRs”) at fair value and accounts for MSRs at fair value during the life of the MSR, with changes in fair value recorded through mortgage banking income in the income statement. Fair value adjustments encompass market-driven valuation changes as well as modeled amortization involving the run-off of value that occurs due to the passage of time as individual loans are paid by borrowers. Market expectations about loan duration, and correspondingly the expected term of future servicing cash flows, may vary from time to time due to changes in expected prepayment activity, especially when interest rates rise or fall. Market expectations of increased loan prepayment speeds may negatively impact the fair value of the single family MSRs. Fair value is also dependent on the discount rate used in calculating present value, which is imputed from observable market activity and market participants and results in Level 3 classification. Management reviews and adjusts the discount rate on an ongoing basis. An increase in the discount rate would reduce the estimated fair value of the MSRs asset.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$—	$—
Securities—Available-for-Sale:
Agency RMBS	—	12,926	—	12,926
Non-Agency RMBS	—	—	17,443	17,443
Municipal	—	20,212	—	20,212
Asset-backed securities and structured notes	—	129,724	—	129,724
Total—Securities—Available-for-Sale	$—	$162,862	$17,443	$180,305
Loans Held for Sale	$—	$35,077	$—	$35,077
Mortgage servicing rights	$—	$—	$10,752	$10,752
Other assets—Derivative instruments	$—	$—	$1,321	$1,321
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$368	$368

	June 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$—	$8,327	$8,327
Securities—Available-for-Sale:
Agency RMBS	—	27,206	—	27,206
Non-Agency RMBS	—	—	71,503	71,503
Municipal	—	27,163	—	27,163
Asset-backed securities and structured notes	—	138,598	—	138,598
Total—Securities—Available-for-Sale	$—	$192,967	$71,503	$264,470
Loans Held for Sale	$—	$18,738	$—	$18,738
Mortgage servicing rights	$—	$—	$7,200	$7,200
Other assets—Derivative Instruments	$—	$—	$1,194	$1,194
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$168	$168

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended June 30, 2018
(Dollars in thousands)	Securities- Trading: Collateralized Debt Obligations	Securities- Available-for- Sale: Non- Agency RMBS[1]	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$8,327	$71,503	$7,200	$1,026	$88,056
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	282	(300)	—	—	(18)
Included in earnings—Fair value gain(loss) on trading securities	—	—	—	—	—
Included in earnings—Mortgage banking income	—	—	(83)	(73)	(156)
Included in other comprehensive income	—	(1,629)	—	—	(1,629)
Purchases, issues, sales and settlements:
Purchases	—	—	3,635	—	3,635
Issues	—	—	—	—	—
Sales	(8,609)	(44,270)	—	—	(52,879)
Settlements	—	(7,705)	—	—	(7,705)
Other-than-temporary impairment	—	(156)	—	—	(156)
Closing balance	$—	$17,443	$10,752	$953	$29,148
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(300)	$(83)	$(73)	$(456)
1 See Note 3 – “Securities” for further information on transfers.

	Year Ended June 30, 2017
(Dollars in thousands)	Securities- Trading: Collateralized Debt Obligations	Securities- Available-for- Sale: Non- Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$7,584	$9,364	$3,943	$1,318	$22,209
Transfers into Level 3	—	124,547	—	—	124,547
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	—	(1,509)	—	—	(1,509)
Included in earnings—Fair value gain(loss) on trading securities	743	—	—	—	743
Included in earnings—Mortgage banking income	—	—	697	(292)	405
Included in other comprehensive income	—	13,933	—	—	13,933
Purchases, issues, sales and settlements:
Purchases	—	—	2,560	—	2,560
Issues	—	—	—	—	—
Sales	—	(59,896)	—	—	(59,896)
Settlements	—	(12,972)	—	—	(12,972)
Other-than-temporary impairment	—	(1,964)	—	—	(1,964)
Closing balance	$8,327	$71,503	$7,200	$1,026	$88,056
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$743	$(1,509)	$697	$(292)	$(361)

The table below summarizes the quantitative information about Level 3 fair value measurements as of the dates indicated:

	June 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Non-agency MBS	$17,443	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 25.8% (14.1%) 1.5 to 10.6% (5.1%) 40.0 to 68.0% (58.9%) 2.7 to 7.1% (4.2%)
Mortgage Servicing Rights	$10,752	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.0 to 26.6% (9.1%) 2.4 to 9.5 (6.9) 9.5 to 13.0% (9.9%)
Derivative Instruments	$953	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.1 to .4% (.3%)

	June 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Trading	$8,327	Discounted Cash Flow	Total Projected Defaults, Discount Rate over Treasury	12.2 to 21.8% (16.8%) 4.5 to 4.5% (4.5%)
Securities – Non-agency MBS	$71,503	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 23.4% (12.5%) 1.5 to 18.9% (5.3%) 40.0 to 68.8% (57.9%) 2.6 to 5.8% (3.3%)
Mortgage Servicing Rights	$7,200	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.3 to 26.9% (9.5%) 2.5 to 7.8 (6.6) 9.5 to 13.0% (9.7%)
Derivative Instruments	$1,026	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.5%)

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
The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for Level 3 trading assets and liabilities that are still held at the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2018	2017	2016
Interest income on investments	$—	$311	$245
Fair value adjustment	—	743	(248)
Total	$—	$1,054	$(3)

The table below summarizes the fair value of assets measured for impairment on a non-recurring basis:

	June 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired loans and leases:
Single family real estate secured:
Mortgage	$—	$—	$28,446	$28,446
Home equity	—	—	16	16
Multifamily real estate secured	—	—	232	232
Auto and RV secured	—	—	60	60
Commercial & Industrial	—	—	2,361	2,361
Other	—	—	111	111
Total	$—	$—	$31,226	$31,226
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$9,385	$9,385
Autos and RVs	—	—	206	206
Total	$—	$—	$9,591	$9,591

	June 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired loans and leases:
Single family real estate secured:
Mortgage	$—	$—	$23,377	$23,377
Home equity	—	—	16	16
Multifamily real estate secured	—	—	4,255	4,255
Auto and RV secured	—	—	157	157
Commercial & Industrial	—	—	314	314
Other	—	—	274	274
Total	$—	$—	$28,393	$28,393
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$1,353	$1,353
Autos and RVs	—	—	60	60
Total	$—	$—	$1,413	$1,413

Impaired loans and leases measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $31,226 at June 30, 2018 and life to date charge-offs of $3,294. Impaired loans had a related allowance of $278 at June 30, 2018. At June 30, 2017, such impaired loans had a carrying amount of $28,393 and life to date charge-offs of $3,691, and a related allowance of $1,058.
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $9,591 after charge-offs of $301 at June 30, 2018. Our other real estate owned and foreclosed assets had a net carrying amount was $1,413 after charge-offs of $332 during the year ended June 30, 2017.
There were no held-to-maturity securities at June 30, 2018 or June 30, 2017.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of June 30, 2018 and June 30, 2017.

The aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

	At June 30,
(Dollars in thousands)	2018	2017	2016
Aggregate fair value	$35,077	$18,738	$20,871
Contractual balance	34,415	18,311	20,226
Gain	$662	$427	$645
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	At June 30,
(Dollars in thousands)	2018	2017	2016
Interest income	$903	$602	$826
Change in fair value	181	(514)	(846)
Total change in fair value	$1,084	$88	$(20)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Impaired loans and leases:
Single family real estate secured:
Mortgage	$28,446	Sales comparison approach	Adjustment for differences between the comparable sales	-48.8 to 66.7% (2.3%)
Home equity	$16	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 14.9% (7.4%)
Multifamily real estate secured	$232	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-15.5 to 46.4% (15.4%)
Auto and RV secured	$60	Sales comparison approach	Adjustment for differences between the comparable sales	-2.0 to 71.5% (24.0%)
Commercial & Industrial	$2,361	Discounted cash flow	Discount Rate	-33.8 to 0.0% (-16.9%)
Other	$111	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) -1.0 to 2.5% (0.8%)
Other real estate owned and foreclosed assets:
Single family real estate	$9,385	Sales comparison approach	Adjustment for differences between the comparable sales	-14.1 to 27.3% (0.5%)
Autos and RVs	$206	Sales comparison approach	Adjustment for differences between the comparable sales	-33.9 to 60.5% (7.9%)
1 For impaired loans and other real estate owned the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

	June 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Impaired loans and leases:
Single family real estate secured:
Mortgage	$23,377	Sales comparison approach	Adjustment for differences between the comparable sales	-38.5 to 79.8% (6.4%)
Home equity	$16	Sales comparison approach	Adjustment for differences between the comparable sales	-6.1 to 26.1% (7.8%)
Multifamily real estate secured	$4,255	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-24.2 to 48.7% (2.4%)
Auto and RV secured	$157	Sales comparison approach	Adjustment for differences between the comparable sales	-17.2 to 42.4% (-5.5%)
Commercial & Industrial	$314	Discounted cash flow	Discount Rate	34.8 to 34.8% (34.8%)
Other	$274	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) 4.5 to 5.2% (4.9%)
Other real estate owned and foreclosed assets:
Single family real estate	$1,353	Sales comparison approach	Adjustment for differences between the comparable sales	-10.5 to 12.5% (0.1%)
Autos and RVs	$60	Sales comparison approach	Adjustment for differences between the comparable sales	17.0 to 20.5% (6.2%)

1 For impaired loans and other real estate owned the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2018
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$622,850	$622,850	$—	$—	$622,850
Securities available-for-sale	180,305	—	162,862	17,443	180,305
Loans held for sale, at fair value	35,077	—	35,077	—	35,077
Loans held for sale, at lower of cost or fair value	2,686	—	—	2,734	2,734
Loans and leases held for investment—net	8,432,289	—	—	8,466,494	8,466,494
Accrued interest receivable	26,729	—	—	26,729	26,729
Mortgage servicing rights	10,752	—	—	10,752	10,752
Financial liabilities:
Total deposits	7,985,350	—	7,584,928	—	7,584,928
Advances from the Federal Home Loan Bank	457,000	—	453,326	—	453,326
Subordinated notes and debentures	54,552	—	51,693	—	51,693
Accrued interest payable	1,753	—	1,753	—	1,753

	June 30, 2017
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$643,541	$643,541	$—	$—	$643,541
Securities trading	8,327	—	—	8,327	8,327
Securities available-for-sale	264,470	—	192,967	71,503	264,470
Loans held for sale, at fair value	18,738	—	18,738	—	18,738
Loans held for sale, at lower of cost or fair value	6,669	—	—	7,328	7,328
Loans and leases held for investment—net	7,374,493	—	—	7,521,281	7,521,281
Accrued interest receivable	20,781	—	—	20,781	20,781
Mortgage servicing rights	7,200	—	—	7,200	7,200
Financial liabilities:
Total deposits	6,899,507	—	6,544,056	—	6,544,056
Securities sold under agreements to repurchase	20,000	—	20,152	—	20,152
Advances from the Federal Home Loan Bank	640,000	—	645,339	—	645,339
Subordinated notes and debentures	54,463	—	52,930	—	52,930
Accrued interest payable	1,284	—	1,284	—	1,284
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

4. SECURITIES
The amortized cost, carrying amount and fair value for the major categories of securities trading, available-for-sale, and held-to-maturity for the following periods were:

	June 30, 2018
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S agencies[1]	$13,102	$152	$(328)	$12,926
Non-agency[2]	19,384	116	(2,057)	17,443
Total mortgage-backed securities	32,486	268	(2,385)	30,369
Non-RMBS:
Municipal	20,953	2	(743)	20,212
Asset-backed securities and structured notes	127,558	2,267	(101)	129,724
Total Non-RMBS	148,511	2,269	(844)	149,936
Total debt securities	$180,997	$2,537	$(3,229)	$180,305

	June 30, 2017
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$27,379	$286	$(459)	$27,206
Non-agency[2]	—	65,401	7,406	(1,304)	71,503
Total mortgage-backed securities	—	92,780	7,692	(1,763)	98,709
Non-RMBS:
Municipal	—	27,568	19	(424)	27,163
Asset-backed securities and structured notes	8,327	137,172	1,517	(91)	138,598
Total Non-RMBS	8,327	164,740	1,536	(515)	165,761
Total debt securities	$8,327	$257,520	$9,228	$(2,278)	$264,470
1 U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
2 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.
The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $17,443 at June 30, 2018 consists of fifteen different issues of super senior securities. During the current fiscal year ended June 30, 2018, the Company sold its two mezzanine z-tranche securities for a gain of $153.
Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310-30”). Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. During the current fiscal year ended June 30, 2018, the Company sold its one senior support security for a loss of $861.
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at June 30, 2018 and 2017 were $2,540 and $6,183 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2018
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$12	$(1)	$6,825	$(327)	$6,837	$(328)
Non-agency	36	(1)	15,867	(2,056)	15,903	(2,057)
Total RMBS securities	48	(2)	22,692	(2,383)	22,740	(2,385)
Non-RMBS:
Municipal debt	1,740	(17)	12,326	(726)	14,066	(743)
Asset-backed securities and structured notes	9,489	(30)	6,163	(71)	15,652	(101)
Total Non-RMBS	11,229	(47)	18,489	(797)	29,718	(844)
Total debt securities	$11,277	$(49)	$41,181	$(3,180)	$52,458	$(3,229)

	June 30, 2017
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$17,161	$(374)	$2,348	$(85)	$19,509	$(459)
Non-agency	2,487	(16)	25,097	(1,288)	27,584	(1,304)
Total RMBS securities	19,648	(390)	27,445	(1,373)	47,093	(1,763)
Non-RMBS:
Municipal debt	13,431	(420)	1,757	(4)	15,188	(424)
Asset-backed securities and structured notes	27,750	(91)	—	—	27,750	(91)
Total Non-RMBS	41,181	(511)	1,757	(4)	42,938	(515)
Total debt securities	$60,829	$(901)	$29,202	$(1,377)	$90,031	$(2,278)

There were twenty-six securities that were in a continuous loss position at June 30, 2018 for a period of more than 12 months. There were eleven securities that were in a continuous loss position at June 30, 2018 for a period of less than 12 months. There were sixteen securities that were in a continuous loss position at June 30, 2017 for a period of more than 12 months. There were twenty-six securities that were in a continuous loss position at June 30, 2017 for a period of less than 12 months.
The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	At June 30,
(Dollars in thousands)	2018	2017	2016
Beginning balance	$(15,528)	$(20,865)	$(20,503)
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	(7)	(342)	(112)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(149)	(1,622)	(453)
Credit losses realized for securities sold	15,684	7,301	203
Ending balance	$—	$(15,528)	(20,865)

At June 30, 2018, no non-agency RMBS were determined to have cumulative credit losses. Cumulative credit losses of $565 was recognized in earnings during fiscal 2016, $1,964 was recognized in earnings during fiscal 2017 and $156 was recognized in earnings during fiscal 2018. This year’s other-than-temporary impairment of $156 was related to two non-agency RMBS sold during the year. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
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
During the current fiscal year ended June 30, 2018, total proceeds of $8,700 and net realized gains of $282 were realized from the sale of two trading securities with a carrying value of $8,327. During the current fiscal year ended June 30, 2018, the company sold twenty-four available-for-sale securities with a carrying value of $44,271 resulting in a $300 loss.
The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	At June 30,
(Dollars in thousands)	2018	2017	2016
Proceeds	$44,013	$161,048	$14,969
Gross realized gains	$1,269	$7,386	$1,427
Gross realized loss	(1,569)	(3,466)	—
Net gain on securities	$(300)	$3,920	$1,427

The Company records unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

	At June 30,
(Dollars in thousands)	2018	2017
Available-for-sale debt securities—net unrealized gains	$(692)	$6,949
Available-for-sale debt securities—non-credit related	—	(6,115)
Subtotal	(692)	834
Tax (provision) benefit	79	(347)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive loss	$(613)	$487

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s Non-RMBS securities classified as available-for-sale and held-to-maturity were:

	June 30, 2018
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$1,371	$1,344
Due one to five years	4,004	3,933
Due five to ten years	3,008	2,973
Due after ten years	4,719	4,676
Total RMBS—U.S. agencies[1]	13,102	12,926
RMBS—Non-agency:
Due within one year	3,012	2,760
Due one to five years	8,902	8,116
Due five to ten years	5,583	4,966
Due after ten years	1,887	1,601
Total RMBS—Non-agency	19,384	17,443
Non-RMBS:
Due within one year	75,701	76,925
Due one to five years	58,979	59,920
Due five to ten years	—	—
Due after ten years	13,831	13,091
Total Non-RMBS	148,511	149,936
Total	$180,997	$180,305
1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

5. LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Company’s single family, commercial and multifamily loans, the allowance methodology takes into consideration the risk that the original borrower information may have adversely changed in two ways. First, in calculating the quantitative factor for the Company’s general loan and lease loss allowance, the actual loss experience is tracked and stratified by original LTV and year of origination. As a result, the Company uses relatively higher loss rates across the LTV bands for loans originated and purchased in years 2005 through 2008 compared to the same LTV ranges for loans originated before 2005 or after 2008. Second, the Company uses a number of qualitative factors to reflect additional risk. One qualitative loss factor is real estate valuation risk which is applied to each LTV band primarily based upon the year the real estate loan was originated or purchased. Based upon price appreciation indices, multifamily property values in years 2005 through 2008 experienced significant declines. As a result, the Company applies a relatively higher qualitative loss factor rate across the LTV bands for loans originated and purchased in years 2005 through 2008 compared to the same LTV ranges for loans originated or purchased before 2005 or after 2008. Lastly, the Company separates its allowance for loan and lease losses into loans originated and purchased categories in order to reflect the additional risk associated with purchased loans.
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
For the Company’s factoring loans, the allowance methodology takes into consideration the credit quality of the insurance company or state securing the loan. The Company obtains credit ratings for these entities through agencies such as A.M. Best and allocates an allowance allocation based on these ratings.
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
Loan and lease segment risk characteristics. The Company considers its loan and lease classes to be the same as its loan and lease segments. The following are loan and lease segment risk characteristics of the Company’s loan and lease portfolio:
Single family mortgage secured. The Company originates both fixed-rate and adjustable-rate loans secured by one-to-four family residences located in the U.S. The Company’s lending policies generally limit the maximum LTV ratio on one-to-four family loans to 80% of the lesser of the appraised value or the purchase price, plus pledged collateral. Terms of maturity typically range from 15 to 30 years. The Company attempts to mitigate residential lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower.
Home equity. The Company also originates home equity lines of credit and second mortgage loans. Home equity lines of credit and second mortgage loans have a greater credit risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Company. The Company attempts to mitigate residential lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower.

Warehouse and other. Single family warehouse loans consist of short-term, secured advances to mortgage bankers on a revolving basis. These facilities enable the mortgage originators to close loans in their own names and temporarily finance inventories of closed mortgage loans until they can be sold to an approved investor. Commercial specialty and lender finance loans secured by single family real estate are originated to businesses secured by first liens on single family mortgage loans. These loans are generally collateralized by single family mortgage loans that are secured by first liens on single family real estate. The Company attempts to mitigate residential lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower.
Multifamily. The Company originates loans secured by multifamily real estate (more than four units). These loans involve a greater degree of risk than one-to-four family residential mortgage loans as these loans are usually greater in amount, dependent on the cash flow capacity of the project, and may be more difficult to evaluate and monitor. Repayment of loans secured by multifamily properties frequently depends on the successful operation and management of the properties. Consequently, repayment of such loans may be affected by adverse conditions in the real estate market or economy. The Company attempts to mitigate these risks by thoroughly evaluating the global financial condition of the borrower, the management experience of the borrower, and the quality of the collateral property securing the loan.
Commercial real estate. The Company originates loans across the U.S. secured by small commercial real estate properties. These are primarily cash flow loans that share characteristics of both real estate and commercial business loans. The primary source of repayment is frequently cash flow from the operation of the collateral property and secondarily through liquidation of the collateral. These loans are generally higher risk than other classifications of loans in that they typically involve higher loan amounts, are dependent on the management experience of the owners, and may be adversely affected by conditions in the real estate market or the economy. Owner-occupied commercial real estate loans are generally of lower credit risk than non-owner occupied commercial real estate loans as the borrowers’ businesses are likely dependent on the properties. Underwriting for these loans is primarily dependent on the repayment capacity derived from the operation of the occupying business rather than rents paid by third parties. The Company attempts to mitigate these risks by generally limiting the maximum LTV ratio to 65%-80%, depending on property type, and scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.
Auto and RV. Auto and RV loans primarily consist of direct and indirect auto loans and legacy RV loans. These auto and RV loans were originated across the U.S. The collateral for these auto and RV loans is comprised of a mix of new and used autos and RVs. Auto and RV loans generally have shorter terms to maturity than mortgage loans. Auto and RV loans generally involve a greater degree of risk than do residential mortgage loans, particularly in the case of auto and RV loans, which are secured by rapidly depreciating and mobile assets such as autos and RVs. In such cases, any repossessed collateral for a defaulted auto and RV loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the borrower.
Factoring. Factoring loans are originated through the wholesale and retail purchase of state lottery prize and structured settlement annuities. These annuities are high credit quality deferred payment receivables having a state lottery commission or primarily highly rated insurance company payor. Purchases of state lottery prize or structured settlement annuities are governed by specific state statutes requiring judicial approval of each transaction. No transaction is funded before an order approving such transaction has been entered by a court of competent jurisdiction. The Company’s commission-based sales force originates contracts for the retail purchase of such payments from leads generated by the Company’s dedicated research department through the use of proprietary research techniques. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the state or insurer.
Commercial and industrial. Commercial and industrial loans and leases are primarily made based on the operating cash flows of the borrower or conversion of working capital assets to cash and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers may be volatile and the value of the collateral securing these loans and leases may be difficult to measure. Most commercial and industrial loans and leases are secured by the assets being financed or other business assets such as accounts receivable or inventory and generally include personal guarantees based on a review of personal financial statements. Although commercial and industrial loans and leases are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial and industrial loan or lease primarily depends on the credit-worthiness of the borrower and guarantors, while the liquidation of collateral is a secondary and potentially insufficient source of repayment. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors.
Other. The Company originates other loans, which include unsecured consumer loans and other small balance business and consumer loans. Other consumer loans generally have shorter terms to maturity than mortgage loans. Other consumer loans generally involve a greater degree of risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured. In such cases, it is not possible to repossess collateral for a defaulted consumer loan and as such there may not exist an adequate source of repayment of the outstanding loan balance as a result of the absence of security. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the borrower.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	At June 30,
(Dollars in thousands)	2018	2017
Single family real estate secured:
Mortgage	$4,198,941	$3,901,754
Home equity	2,306	2,092
Warehouse and other[1]	412,085	452,390
Multifamily real estate secured	1,800,919	1,619,404
Commercial real estate secured	220,379	162,715
Auto and RV secured	213,522	154,246
Factoring	169,885	160,674
Commercial & Industrial	1,481,051	992,232
Other	18,598	3,754
Total gross loans and leases	8,517,686	7,449,261
Allowance for loan and lease losses	(49,151)	(40,832)
Unaccreted discounts and loan and lease fees	(36,246)	(33,936)
Total net loans and leases	$8,432,289	$7,374,493

1 The balance of single family warehouse loans was $175,508 at June 30, 2018 and $187,034 at June 30, 2017. The remainder of the balance was attributable to commercial specialty and lender finance loans secured by single family real estate.
The following table summarizes activity in the allowance for loan and lease losses for the periods indicated:

	At June 30,
(Dollars in thousands)	2018	2017	2016
Balance—beginning of period	$40,832	$35,826	$28,327
Provision for loan and lease loss	25,800	11,061	9,700
Charged off	(15,979)	(5,096)	(808)
Transfers to held for sale	(2,307)	(1,828)	(2,727)
Recoveries	805	869	1,334
Balance—end of period	$49,151	$40,832	$35,826

The following table summarizes the composition of the impaired loans and leases:

	At June 30,
(Dollars in thousands)	2018	2017	2016
Nonaccrual loans and leases—90+ days past due plus other nonaccrual loans and leases	$30,197	$26,815	$28,790
Troubled debt restructured loans and leases—non-accrual	1,029	1,578	3,069
Troubled debt restructured loans and leases—performing	—	—	210
Total impaired loans and leases	$31,226	$28,393	$32,069

At June 30, 2018, the carrying value of impaired loans and leases is net of write offs of $2,184. At June 30, 2018, $31,226 of impaired loans and leases had no specific allowance allocations. The average carrying value of impaired loans and leases was $30,420 and $34,154 for the fiscal years ended June 30, 2018 and 2017, respectively. The interest income recognized during the periods of impairment is insignificant for those loans and leases impaired at June 30, 2018 or 2017. At June 30, 2018 and 2017, there were no loans or leases still accruing past due 90 days or more, unless the Company received principal and interest from the servicer despite the borrower’s delinquency. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan or lease is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans or leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan or lease’s effective interest rate or the fair value of the collateral if repayment of the loan or lease is expected from the sale of collateral.
The Company has allocated $0 and $44 of the allowance to customers whose loans have been restructured and were determined to be TDRs as of June 30, 2018 and 2017, respectively. The Company does not have any commitments to fund TDR loans at June 30, 2018.
At June 30, 2018 and 2017, approximately 71.08% and 69.57%, respectively, of the Company’s real estate loans are collateralized by real property located in California and therefore exposed to economic conditions within this market region.
In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates. There were no new related party loans granted during the fiscal year ended June 30, 2018. During the fiscal year 2017, the Company originated no new related party loans and did not execute any interest rate modifications of existing loans. Total principal payments on related party loans were $341 and $353 during the years ended June 30, 2018 and 2017, respectively. At June 30, 2018 and 2017, these loans amounted to $8,956 and $9,297, respectively, and are included in loans held for investment. Interest earned on these loans was $81 and $95 during the years ended June 30, 2018 and 2017, respectively.
The Company’s loan and lease portfolio consists of approximately 12.96% fixed interest rate loans and 87.04% adjustable interest rate loans as of June 30, 2018. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasury rates, LIBOR and Eleventh District Cost of Funds.
At June 30, 2018 and 2017, purchased loans serviced by others were $64,536 or 0.76% and $84,363 or 1.13% respectively, of the loan portfolio.
Allowance for Loan and Lease Losses. The Company is committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at June 30, 2018, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan and lease portfolio.
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
The allowance for loan and lease losses for the auto and RV loan portfolio at June 30, 2018 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $213,462 of auto and RV loan balances subject to general reserves as follows: FICO score greater than or equal to 770: $105,612; 715 – 769: $73,013; 700 – 714: $18,524; 660 – 699: $14,992 and less than 660: $1,321.

The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the LTV at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2018, the LTV groupings for each significant mortgage class were as follows:
The Company had $4,170,495 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,443,303; 61% – 70%: $1,387,807; 71% – 80%: $339,193 and greater than 80%: $192.
The Company had $1,800,687 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $957,441; 56% – 65%: $562,928; 66% – 75%: $269,619; 76% – 80%: $9,499 and greater than 80%: $1,200.
The Company originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Companies lending guidelines for interest-only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Credit Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2018, the Company had $1,123.1 million of interest only loans and $2.3 million of option adjustable-rate mortgage loans. Through June 30, 2018, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
The Company’s commercial real estate secured portfolio consists of loans well collateralized by commercial real estate. The Company had $220,379 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $104,070; 51% – 60%: $47,591; 61% – 70%: $56,649; 71% – 80%: $12,069 and greater than 80%: $0.
The Company’s commercial and industrial portfolio primarily consists of real estate-backed and asset-backed loans and leases to businesses and non-bank lenders. The Company’s other portfolios consist of receivables factoring for businesses and consumers and other small balance business and consumer loans. The Company allocates its allowance for loan and lease losses for these asset types based on qualitative factors which consider various attributes captured in the credit rating, the value of the collateral and the financial position of the issuer of the receivables.

The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	June 30, 2018
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2017	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Provision for loan and lease loss	632	(18)	69	372	(159)	1,390	44	6,357	17,113	25,800
Charge-offs	(271)	(1)	(287)	—	—	(803)	—	—	(14,617)	(15,979)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,307)	(2,307)
Recoveries	35	14	—	—	—	212	—	—	544	805
Balance at June 30, 2018	$20,368	$14	$2,080	$5,010	$849	$3,178	$445	$16,238	$969	$49,151

	June 30, 2017
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2016	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826
Provision for loan and lease loss	2,308	(6)	(387)	323	110	990	156	2,251	5,316	11,061
Charge-offs	(1,115)	(23)	—	—	(23)	(433)	—	—	(3,502)	(5,096)
Transfers to held for sale	—	—	—	—	—	—	—	—	(1,828)	(1,828)
Recoveries	113	25	—	377	39	207	—	—	108	869
Balance at June 30, 2017	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832

	June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Balance at July 1, 2015	$13,664	$122	$1,879	$4,363	$1,103	$953	$292	$5,882	$69	$28,327
Provision for loan and lease loss	5,040	(134)	806	(311)	(1,056)	854	(47)	1,748	2,800	9,700
Charge-offs	(205)	(3)	—	(114)	(147)	(339)	—	—	—	(808)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,727)	(2,727)
Recoveries	167	38	—	—	982	147	—	—	—	1,334
Balance at June 30, 2016	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826

The following tables present our loans and leases evaluated individually for impairment by portfolio class for the periods indicated:

	June 30, 2018
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest/Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	$1,584	$951	$633	$78	$711	$—	$—
Purchased	3,598	1,739	1,859	—	1,859	—	—
Multifamily real estate secured
Purchased	480	248	232	—	232	—	—
Auto and RV secured
In-house originated	369	309	60	2	62	—	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	24,607	47	24,560	—	24,560	247	—
Purchased	1,394	—	1,394	21	1,415	14	—
Home equity
In-house originated	16	—	16	—	16	1	—
Commercial & Industrial	172	—	172	—	172	9	—
Other	111	—	111	—	111	7	—
Total	$32,331	$3,294	$29,037	$101	$29,138	$278	$—
As a % of total gross loans and leases	0.38%	0.04%	0.34%	—%	0.34%	—%	—%

	June 30, 2017
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest/Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	$4,240	$1,032	$3,208	$205	$3,413	$—	$—
Purchased	4,563	1,903	2,660	—	2,660	—	—
Multifamily real estate secured
Purchased	492	215	277	—	277	—	—
Auto and RV secured
In-house originated	418	295	123	3	126	—	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	16,124	12	16,112	—	16,112	643	—
Purchased	1,429	32	1,397	17	1,414	37	—
Home equity
In-house originated	18	2	16	—	16	1	—
Multifamily real estate secured
In-house originated	4,170	192	3,978	186	4,164	19	—
Auto and RV secured
In-house originated	42	8	34	2	36	1	—
Commercial & Industrial	314	—	314	—	314	314	—
Other	274	—	274	—	274	43	—
Total	$32,084	$3,691	$28,393	$413	$28,806	$1,058	$—
As a % of total gross loans and leases	0.43%	0.05%	0.38%	0.01%	0.39%	0.01%	—%
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

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	June 30, 2018
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment– general allowance	$261	$1	$—	$—	$—	$—	$—	$9	$7	$278
Individually evaluated for impairment– specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	20,107	13	2,080	5,010	849	3,178	445	16,229	962	48,873
Total ending allowance balance	$20,368	$14	$2,080	$5,010	$849	$3,178	$445	$16,238	$969	$49,151
Loans and leases:
Loans and leases individually evaluated for impairment [1]	$28,446	$16	$—	$232	$—	$60	$—	$172	$111	$29,037
Loans and leases collectively evaluated for impairment	4,170,495	2,290	412,085	1,800,687	220,379	213,462	169,885	1,480,879	18,487	8,488,649
Principal loan and lease balance	4,198,941	2,306	412,085	1,800,919	220,379	213,522	169,885	1,481,051	18,598	8,517,686
Unaccreted discounts and loan and lease fees	9,187	48	(706)	5,063	836	2,065	(48,039)	(3,884)	(816)	(36,246)
Total recorded investment in loans and leases	$4,208,128	$2,354	$411,379	$1,805,982	$221,215	$215,587	$121,846	$1,477,167	$17,782	$8,481,440
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2017
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$680	$1	$—	$19	$—	$1	$—	$314	$43	$1,058
Individually evaluated for impairment – specific allowance	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	19,292	18	2,298	4,619	1,008	2,378	401	9,567	193	39,774
Total ending allowance balance	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Loans and leases:
Loans and leases individually evaluated for impairment [1]	$23,377	$16	$—	$4,255	$—	$157	$—	$314	$274	$28,393
Loans and leases collectively evaluated for impairment	3,878,377	2,076	452,390	1,615,149	162,715	154,089	160,674	991,918	3,480	7,420,868
Principal loan and lease balance	3,901,754	2,092	452,390	1,619,404	162,715	154,246	160,674	992,232	3,754	7,449,261
Unaccreted discounts and loan and lease fees	10,486	34	(1,702)	4,586	744	2,054	(49,350)	(640)	(148)	(33,936)
Total recorded investment in loans and leases	$3,912,240	$2,126	$450,688	$1,623,990	$163,459	$156,300	$111,324	$991,592	$3,606	$7,415,325
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosure. Nonaccrual loans and leases consisted of the following as of the dates indicated:

	At June 30,
(Dollars in thousands)	2018	2017
Nonaccrual loans and leases:
Single Family Real Estate Secured:
Mortgage
In-house originated	$25,193	$19,320
Purchased	3,253	4,057
Home Equity
In-house originated	16	16
Multifamily Real Estate Secured
In-house originated	—	3,978
Purchased	232	277
Total nonaccrual loans secured by real estate	28,694	27,648
Auto and RV Secured	60	157
Commercial and Industrial	2,361	314
Other	111	274
Total nonaccrual loans and leases	$31,226	$28,393
Nonaccrual loans and leases to total loans and leases	0.37%	0.38%

Approximately 3.30% of our nonaccrual loans and leases at June 30, 2018 were considered TDRs, compared to 5.56% at June 30, 2017. Borrowers who make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan and lease category to performing and any previously deferred interest income is recognized. Approximately 91.10% of the Bank’s nonaccrual loans and leases are single family first mortgages already written down to 41.28% in aggregate, of the original appraisal value of the underlying properties.
The following tables provide the outstanding unpaid balance of loans and leases that are performing and nonaccrual by portfolio class as of the dates indicated:

	June 30, 2018
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$4,170,495	$2,290	$412,085	$1,800,687	$220,379	$213,462	$169,885	$1,478,690	$18,487	$8,486,460
Nonaccrual	28,446	16	—	232	—	60	—	2,361	111	31,226
Total	$4,198,941	$2,306	$412,085	$1,800,919	$220,379	$213,522	$169,885	$1,481,051	$18,598	$8,517,686

	June 30, 2017
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$3,878,377	$2,076	$452,390	$1,615,149	$162,715	$154,089	$160,674	$991,918	$3,480	$7,420,868
Nonaccrual	23,377	16	—	4,255	—	157	—	314	274	28,393
Total	$3,901,754	$2,092	$452,390	$1,619,404	$162,715	$154,246	$160,674	$992,232	$3,754	$7,449,261

The Company divides loan balances when determining general loan loss reserves between purchases and originations as follows:

	June 30, 2018
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$4,134,011	$36,484	$4,170,495	$1,735,051	$65,636	$1,800,687	$212,235	$8,144	$220,379
Nonaccrual	25,193	3,253	28,446	—	232	232	—	—	—
Total	$4,159,204	$39,737	$4,198,941	$1,735,051	$65,868	$1,800,919	$212,235	$8,144	$220,379

	June 30, 2017
	Single Family Real Estate Secured: Mortgage			Multifamily Real Estate Secured			Commercial Real Estate Secured
(Dollars in thousands)	Origination	Purchase	Total	Origination	Purchase	Total	Origination	Purchase	Total
Performing	$3,827,649	$50,728	$3,878,377	$1,528,912	$86,237	$1,615,149	$150,880	$11,835	$162,715
Nonaccrual	19,320	4,057	23,377	3,978	277	4,255	—	—	—
Total	$3,846,969	$54,785	$3,901,754	$1,532,890	$86,514	$1,619,404	$150,880	$11,835	$162,715

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

During the temporary period of modification, the Company classifies these loans as performing TDRs that consisted of the following as of the dates indicated:

	June 30, 2018
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nonaccrual loans and leases	28,446	16	—	232	—	60	—	2,361	111	31,226
Total impaired loans and leases	$28,446	$16	$—	$232	$—	$60	$—	$2,361	$111	$31,226

	Year Ended June 30, 2018
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average balances of performing TDRs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average balances of impaired loans and leases	$27,108	$16	$—	$2,385	$—	$129	$—	$535	$247	$30,420

	June 30, 2017
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nonaccrual loans and leases	23,377	16	—	4,255	—	157	—	314	274	28,393
Total impaired loans and leases	$23,377	$16	$—	$4,255	$—	$157	$—	$314	$274	$28,393

	Year Ended June 30, 2017
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$7	$—	$—	$—	$—	$—	$—	$—	$—	$7
Average balances of performing TDRs	$125	$—	$—	$—	$—	$—	$—	$—	$—	$125
Average balances of impaired loans and leases	$28,823	$34	$—	$4,409	$144	$231	$—	$63	$450	$34,154

	June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing loans temporarily modified as TDR	$210	$—	$—	$—	$—	$—	$—	$—	$—	$210
Nonaccrual loans	28,400	33	—	2,218	254	278	—	—	676	31,859
Total impaired loans	$28,610	$33	$—	$2,218	$254	$278	$—	$—	$676	$32,069

	Year Ended June 30, 2016
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Interest income recognized on performing TDRs	$9	$—	$—	$—	$—	$—	$—	$—	$—	$9
Average balances of performing TDRs	$214	$—	$—	$—	$—	$—	$—	$—	$—	$214
Average balances of impaired loans	$22,969	$18	$—	$4,495	$969	$327	$—	$—	$135	$28,913

Interest recognized on performing loans temporarily modified as TDRs was $0, $7, and $9 for the years ended June 30, 2018, 2017 and 2016 respectively. The average balances of performing TDRs and nonaccrual loans was $0 and $30,420 for the year ended June 30, 2018, $125 and $34,154 for the year ended June 30, 2017 and $214 and $28,913 for the year ended June 30, 2016, respectively.
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
The following tables present the loans modified as TDRs during the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2018	2017	2016
Other	—	259	—
Total loans modified as TDRs	$—	$259	$—

The following tables present loans by class modified as troubled debt restructurings that occurred during the periods indicated:

Year Ended June 30, 2018
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
In-house originated	—	$—	$—
Total	—	$—	$—

	Year Ended June 30, 2017
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Other	7	259	259
Total	7	$259	$259

Year Ended June 30, 2016
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Single family real estate secured:
Mortgage
In-house originated	—	$—	$—
Total	—	$—	$—

The Company had no loans modified as TDRs within the previous twelve months for which there was a payment default for the fiscal years ended June 30, 2018 and June 30, 2017, respectively. The Company defines a payment default as 90 days past due.
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
The following tables present the composition of our loan and lease portfolio by credit quality indicator as of the dates indicated:

	June 30, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$4,113,537	$19,403	$26,264	$—	$4,159,204
Purchased	36,024	461	3,252	—	39,737
Home equity
In-house originated	2,290	—	16	—	2,306
Warehouse and other
In-house originated	412,085	—	—	—	412,085
Multifamily real estate secured
In-house originated	1,731,068	3,983	—	—	1,735,051
Purchased	64,663	—	1,205	—	65,868
Commercial real estate secured
In-house originated	212,235	—	—	—	212,235
Purchased	6,226	1,918	—	—	8,144
Auto and RV secured
In-house originated	213,455	—	67	—	213,522
Factoring	169,885	—	—	—	169,885
Commercial & Industrial	1,471,433	5,460	1,969	2,189	1,481,051
Other	18,369	118	111	—	18,598
Total	$8,451,270	$31,343	$32,884	$2,189	$8,517,686
As of % of gross loans and leases	99.2%	0.4%	0.4%	—%	100.0%

	June 30, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$3,808,886	$18,763	$19,320	$—	$3,846,969
Purchased	49,893	538	4,354	—	54,785
Home equity
In-house originated	2,076	—	16	—	2,092
Warehouse and other
In-house originated	452,390	—	—	—	452,390
Multifamily real estate secured
In-house originated	1,526,931	1,981	3,978	—	1,532,890
Purchased	84,775	452	1,287	—	86,514
Commercial real estate secured
In-house originated	150,880	—	—	—	150,880
Purchased	9,868	1,967	—	—	11,835
Auto and RV secured
In-house originated	153,994	77	175	—	154,246
Factoring	160,674	—	—	—	160,674
Commercial & Industrial	991,918	—	314	—	992,232
Other	3,480	—	274	—	3,754
Total	$7,395,765	$23,778	$29,718	$—	$7,449,261
As of % of gross loans and leases	99.3%	0.3%	0.4%	—%	100.0%
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
The following tables provide the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the dates indicated:

	June 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$7,830	$3,240	$22,009	$33,079
Purchased	354	105	1,183	1,642
Home equity
In-house originated	—	—	16	16
Multifamily real estate secured
In-house originated	410	—	—	410
Auto and RV secured
In-house originated	284	22	9	315
Commercial & Industrial	300	—	2,362	2,662
Other	79	111	111	301
Total	$9,257	$3,478	$25,690	$38,425
As a % of gross loans and leases	0.11%	0.04%	0.30%	0.45%

	June 30, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$4,892	$2,325	$19,297	$26,514
Purchased	244	101	1,751	2,096
Home equity
In-house originated	—	—	16	16
Multifamily real estate secured
In-house originated	—	—	3,978	3,978
Auto and RV secured
In-house originated	149	77	3	229
Commercial & Industrial	—	—	314	314
Other	—	—	274	274
Total	$5,285	$2,503	$25,633	$33,421
As a % of gross loans and leases	0.07%	0.03%	0.35%	0.45%
6. FURNITURE, EQUIPMENT AND SOFTWARE
A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2018	2017
Leasehold improvements	$1,953	$1,983
Furniture and fixtures	5,418	5,083
Computer hardware and equipment	13,863	14,254
Software	27,605	17,228
Total	48,839	38,548
Less accumulated depreciation and amortization	(27,385)	(21,889)
Furniture, equipment and software—net	$21,454	$16,659

Depreciation and amortization expense in respect of leasehold improvements, furniture, equipment and software for the years ended June 30, 2018, 2017 and 2016 was $7,923, $6,094 and $4,795, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company recorded goodwill on April 4, 2018 incident to its acquisition of the bankruptcy trustee and fiduciary services business of Epiq. At the time of acquisition a fair value study was conducted to determine the goodwill created as part of the transaction.

Management has evaluated and continues to monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in material non-cash impairment charges in the future.

The following table summarizes the activity in the Company’s goodwill balance as of the dates indicated:

(Dollars in thousands)	Total
Balance at July 1, 2017	$—
Goodwill incident to acquisition	35,719
Balance at June 30, 2018	$35,719

The Company’s acquired intangible assets are summarized as follows as of the dates indicated:

	June 30, 2018			June 30, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$930	$58	$872	$—	$—	$—
Customer relationships	9,820	243	9,577	—	—	—
Developed technologies	21,680	326	21,354	—	—	—
Trade name	290	24	266	—	—	—
Total intangible assets	$32,720	$651	$32,069	$—	$—	$—

The weighted-average useful lives of intangible assets at the time of acquisition were as follows:

Weighted-Average Useful Lives (Years)
Covenant not to compete	4
Customer relationships	12
Developed technologies	5
Trade name	3

The amortization expense for intangible assets that are subject to amortization was $651 for the year ended June 30, 2018. Each intangible asset subject to amortization is amortized using the straight-line method over the estimated useful life of the asset. Estimated future amortization expense related to finite-lived intangible assets at June 30, 2018 is as follows:

(Dollars in thousands)	Amortization Expense
For the fiscal year ending June 30,
2019	$5,270
2020	6,158
2021	5,808
2022	4,698
2023	4,525
Thereafter	5,610
Total	$32,069

8. DEPOSITS
Deposit accounts are summarized as follows:

	At June 30,
	2018		2017
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$1,015,355	—%	$848,544	—%
Interest bearing:
Demand	2,519,845	1.60%	2,593,491	0.89%
Savings	2,482,430	1.31%	2,651,176	0.81%
	5,002,275	1.46%	5,244,667	0.85%
Time deposits:
$250 and under[2]	1,837,274	2.34%	774,627	2.54%
Greater than $250	130,446	2.05%	31,669	0.39%
Total time deposits	1,967,720	2.32%	806,296	2.46%
Total interest bearing[2]	6,969,995	1.70%	6,050,963	1.06%
Total deposits	$7,985,350	1.48%	$6,899,507	0.93%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $2,055.9 million and $1,104.3 million as of June 30, 2018 and June 30, 2017, respectively, of which $1,692.8 million and $611.0 million, respectively, are time deposits classified as $250 and under.

The scheduled maturities of time deposits are as follows:

At June 30,
(Dollars in thousands)	2018
Within 12 months	$1,259,119
13 to 24 months	97,226
25 to 36 months	11,118
37 to 48 months	35,981
49 to 60 months	84,538
Thereafter	479,738
Total	$1,967,720

At June 30, 2018 and 2017, the Company had deposits from principal officers, directors and their affiliates in the amount of $4,964 and $1,220, respectively.
9. ADVANCES FROM THE FEDERAL HOME LOAN BANK
At June 30, 2018 and 2017, the Company’s fixed-rate FHLB advances had interest rates that ranged from 1.36% to 3.32% with a weighted average of 2.14% and ranged from 1.00% to 4.32% with a weighted average of 1.79%, respectively.
Fixed-rate advances from FHLB are scheduled to mature as follows:

	At June 30,
	2018		2017
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year[1]	$229,500	2.02%	$265,000	1.28%
After one but within two years	55,000	1.79%	147,500	1.98%
After two but within three years	65,000	2.30%	55,000	1.79%
After three but within four years	50,000	2.47%	65,000	2.30%
After four but within five years	27,500	2.08%	50,000	2.47%
After five years	30,000	2.82%	57,500	2.47%
Total	$457,000	2.14%	$640,000	1.79%

1. Within one year category includes $147,500 of term advances.

The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $4,687,166 and $3,989,070 at June 30, 2018 and 2017, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance carries a prepayment penalty and is payable in full at its maturity date.
The maximum amounts advanced at any month-end during the period from the FHLB were $2,240,000, $1,317,000, and $1,129,000 during the years ended June 30, 2018, 2017, and 2016, respectively. At June 30, 2018, the Company had $1,616,243 available immediately being fully collateralized for advances from the FHLB for terms up to ten years.
10. SUBORDINATED NOTES AND DEBENTURES
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
Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% for a rate of 4.73% as of June 30, 2018, with interest paid quarterly starting February 16, 2005.
The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At June 30, 2018 and 2017 there were no amounts outstanding and the available borrowings from this source were $917,017 and $1,251,526, respectively. The 2018 available borrowings would be collateralized by residential real estate loans, certain C&I loans, and mortgage-backed securities totaling $1,230,054 and $1,543,751, respectively. The Bank has additional unencumbered collateral that could be pledged to the Federal Reserve Bank Discount Window to increase borrowing liquidity.
The Bank has federal funds lines of credit with two major banks totaling $35,000. At June 30, 2018 and 2017 the Bank had no outstanding balances on these lines.

11. INCOME TAXES
The provision for income taxes is as follows:

	At June 30,
(Dollars in thousands)	2018	2017	2016
Current:
Federal	$50,170	$74,053	$67,773
State	20,084	26,120	24,478
	70,254	100,173	92,251
Deferred:
Federal	15,509	(1,886)	(5,363)
State	1,525	(334)	(1,284)
	17,034	(2,220)	(6,647)
Total	$87,288	$97,953	$85,604

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	At June 30,
	2018	2017	2016
Statutory federal tax rate	28.10%	35.00%	35.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	7.85%	7.23%	7.31%
Tax reform deferred tax remeasurement	3.83%	—%	—%
Cash surrender value	(0.02)%	(0.03)%	(0.03)%
Tax credits	(2.38)%	(0.19)%	(0.18)%
Non-taxable income	(0.19)%	(0.28)%	(0.36)%
Excess benefit RSU vesting	(1.00)%	—%	—%
Other	0.23%	0.37%	0.04%
Effective tax rate	36.42%	42.10%	41.78%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan and lease losses and charge-offs	$15,829	$18,845
State taxes	2,164	6,893
Stock-based compensation expense	3,432	2,703
Unrealized net (gains) losses on securities	225	(385)
Deferred bonus / vacation	761	959
Securities impaired	—	8,395
Deferred loan fees	1,372	2,377
Total deferred tax assets	23,783	39,787
Deferred tax liabilities:
FHLB stock dividend	(833)	(1,181)
Other assets—prepaids	(1,513)	(1,363)
Depreciation and amortization	(3,480)	(2,902)
Total deferred tax liabilities	(5,826)	(5,446)
Net deferred tax asset	$17,957	$34,341

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2018 and 2017, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.
The following is a reconciliation of the beginning and ending amount of unrecognized tax positions for the periods presented:

(Dollars in thousands)	2018	2017	2016
Balance—beginning of period	$865	$880	$779
Additions—current year tax positions	142	180	181
Additions—prior year tax positions	149	17	—
Reductions—prior year tax positions	(21)	(212)	(80)
Total liability for unrecognized tax positions—end of period	$1,135	$865	$880

The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the years ended June 30, 2015, 2016, and 2017 and its state taxing authorities income tax returns for the years ended June 30, 2014, 2015, 2016 and 2017 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.
As a result of legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017, during the quarter ended December 31, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35.0% to 21.0%. The Tax Act makes broad and complex changes to the U.S. tax code that affect the Company’s fiscal year ended June 30, 2018, including reducing the U.S. federal corporate statutory tax rate to 21.0% beginning January 1, 2018, which results in a blended federal corporate statutory tax rate of 28.1% for the Company’s fiscal year ended June 30, 2018 that is based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year.
During the quarter ended December 31, 2017, the Company revalued the deferred tax balance to reflect the new corporate tax rate, which resulted in a decrease in net deferred tax assets of $9,189. As a result, income tax expense reported for the fiscal year ended June 30, 2018 was adjusted to reflect the effects of the change in the tax law and the application of the newly enacted rates to existing deferred balances.
The SEC has issued Staff Accounting Bulletin (“SAB”) No. 118, which permits the recording of provision amounts related to the impact of the Tax Act during a measurement period, which is not to exceed one year from the enactment date of the Tax Act. The Company has not recorded provision amounts for the other provisions of the Tax Act, as the Company continues to analyze the impacts of the Act. The Company is still analyzing the existing officer’s compensation plans to determine if they qualify for the grandfather rules with respect to DTAs on the books (for plans in existence as of November 2, 2017).

Additionally, the Company received tax credits for the year ended June 30, 2018. These tax credits reduced the effective tax rate by approximately 2.38%. Lastly, the Company adopted ASU 2016-09 effective July 1, 2017. As a result of the adoption, the Company recorded $2.4 million of income tax benefits for the fiscal year ended June 30, 2018, respectively, related to excess tax benefits from stock compensation. Prior to 2018, such excess tax benefits were generally recorded directly in stockholders’ equity. This new accounting standard may potentially increase the volatility in the Company’s effective tax rates.

12. STOCKHOLDERS’ EQUITY
Common Stock. Changes in common stock issued and outstanding were as follows:

	At June 30,
	2018		2017		2016
	Issued	Outstanding	Issued	Outstanding	Issued[1]	Outstanding[1]
Beginning of year:	65,115,932	63,536,244	64,513,494	63,219,392	63,145,364	62,075,004
Common stock issued through option exercise or exchange	—	—	—	—	82,400	82,400
Common stock issued through public offering	—	—	—	—	723,808	723,808
Repurchase of treasury stock	—	(1,233,491)	—	—	—	—
Common stock issued through grants of restricted stock units	680,128	385,311	602,438	316,852	561,922	338,180
End of year:	65,796,060	62,688,064	65,115,932	63,536,244	64,513,494	63,219,392

1 Common stock amounts have been retroactively restated for the period July 1, 2015 through November 16, 2015 to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015. The par value of common stock remains unchanged at $0.01 per share after the aforementioned forward stock split.
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
1 Amounts have been retroactively restated to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
As of December 31, 2015, the total gross sales were $50,000, which completed this offering.
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100 million of common stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. As of June 30, 2018, the Company has repurchased a total of $35.2 million, or 1,233,491 common shares at an average price of $28.49 per share with $64.8 million remaining under the current board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying unaudited condensed consolidated financial statements.
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
During the fiscal year ended June 30, 2004, the Company issued $6,750 of Series A preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $113. Before the expiration of the conversion right, holders of the Series A converted 160 shares of Series A preferred to common stock. The Company has declared dividends to holders of its Series A preferred stock totaling $309 for each of the years ended June 30, 2018, 2017, and 2016, respectively.
13. STOCK-BASED COMPENSATION
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
Stock Options. A summary of stock option activity under the Plans during the periods indicated is presented below:

	Number of Shares [1]	Weighted-Average Exercise Price Per Share[1]
Outstanding—June 30, 2015	82,400	$1.84
Granted	—	—
Exercised	(82,400)	1.84
Canceled	—	—
Outstanding—June 30, 2016	—	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding—June 30, 2017	—	$—
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Outstanding—June 30, 2018	—	$—
Options exercisable—June 30, 2016	—	$—
Options exercisable—June 30, 2017	—	$—
Options exercisable—June 30, 2018	—	$—

1 Amounts have been retroactively restated for the fiscal year ended June 30, 2015 presented to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
The aggregate intrinsic value of options exercised or converted during the years ended June 30, 2018, 2017 and 2016 was $0, $0, and $2,656, respectively.
Restricted Stock Units. During the fiscal year ended June 30, 2016, the Company’s Board of Directors granted 615,834 restricted stock units to employees and directors. The chief executive officer received 288,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2016, vest over three years, one-third on each anniversary of the grant date and 596,871 shares were vested and issued and 94,325 shares were canceled as of June 30, 2016.
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
During the fiscal year ended June 30, 2018, the Company’s Board of Directors granted 587,022 restricted stock units to employees and directors. The chief executive officer received 160,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2018, vest over three years, one-third on each anniversary of the grant date and 629,755 shares were vested and issued and 123,858 shares were canceled as of June 30, 2018.

Effective July 1, 2017 the Company entered into an employment agreement with its Chief Executive Officer (the “Agreement”) that authorizes an award of restricted stock units (the “RSU award”) to the Chief Executive Officer. The RSU award is an equity-based award and carries a service condition and a market condition that incorporates a measurement of the Company’s total stock return to shareholders in comparison to the total stock return of the ABA Nasdaq Community Bank Index. The accounting grant date of the RSU award is July 1, 2017 and expensing of the RSU award began on this date at the fair value measurement amount as determined by the Company’s valuation process. The Company utilized a Monte Carlo simulation to estimate the value of path-dependent options and determined the fair value of the RSU award as of July 1, 2017 to be $20.5 million, which will vest in five tranches over a total period of nine years. Unrecognized compensation expense to be expensed over the remaining eight years related to the non-vested RSU award is $17.2 million at June 30, 2018 and is included in the table below. The actual RSU award in future years is determined by the actual performance of Company’s total stock return in comparison to the total stock return of the ABA Nasdaq Community Bank Index.
The Company’s income before income taxes and net income for the years ended June 30, 2018, 2017 and 2016 included stock compensation expense of $20,399, $14,535 and $11,326, respectively. The income tax benefit was $7,429, $6,119 and $4,509, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the service period between each vesting date. At June 30, 2018, expense related to stock option grants has been fully recognized.
At June 30, 2018 unrecognized compensation expense related to non-vested awards aggregated to $40,588 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year ending June 30:
2019	$18,592
2020	11,871
2021	5,351
2022	2,226
2023	1,382
Thereafter	1,166
Total	$40,588

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units[1]	Weighted-Average Grant-Date Fair Value[1]
Non-vested balance at June 30, 2015	1,135,088	$17.01
Granted	615,834	26.60
Vested	(536,528)	16.14
Canceled	(154,668)	18.70
Non-vested balance at June 30, 2016	1,059,726	$22.53
Granted	843,611	21.13
Vested	(570,764)	20.86
Canceled	(92,251)	20.26
Non-vested balance at June 30, 2017	1,240,322	$22.52
Granted	747,022	26.53
Vested	(629,755)	22.55
Canceled	(123,858)	23.38
Non-vested balance at June 30, 2018	1,233,731	$24.84

1 Amounts have been retroactively restated for the period June 30, 2015 through November 17, 2015 to reflect the four-for-one forward split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
The total fair value of shares vested during the years ended June 30, 2018, 2017 and 2016 was $20,866, $12,941 and $13,256, respectively.
14. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS:

	At June 30,
(Dollars in thousands, except per share data)	2018	2017	2016
Earnings Per Common Share
Net income	$152,411	$134,740	$119,291
Preferred stock dividends	(309)	(309)	(309)
Net income attributable to common shareholders	$152,102	$134,431	$118,982
Average common shares issued and outstanding	63,058,854	63,358,886	62,909,411
Average unvested RSUs (as revised for 2017 and 2016)	77,378	297,656	687,848
Total qualifying shares (as revised for 2017 and 2016)	63,136,232	63,656,542	63,597,259
Earnings per common share (as revised for 2017 and 2016)	$2.41	$2.11	$1.87
Diluted Earnings Per Common Share
Dilutive net income attributable to common shareholders	$152,102	$134,431	$118,982
Average common shares issued and outstanding (as revised for 2017 and 2016)	63,136,232	63,656,542	63,597,259
Dilutive effect of stock options	—	—	5,845
Dilutive effect of average unvested RSUs (as revised for 2017 and 2016)	1,010,988	258,558	69,176
Total dilutive common shares outstanding (as revised for 2017 and 2016)	64,147,220	63,915,100	63,672,280
Diluted earnings per common share (as revised for 2017 and 2016)	$2.37	$2.10	$1.87

15. COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The Company pays property taxes, insurance and maintenance expenses related to its leases. Rent expense for the years ended June 30, 2018, 2017, and 2016 was $5,429, $5,108, and $3,901, respectively.
Pursuant to the terms of these non-cancelable lease agreements in effect at June 30, 2018, future minimum lease payments are as follows:

(Dollars in thousands)	Future minimum lease payments
2019	$4,573
2020	6,652
2021	6,266
2022	7,415
2023	7,667
Thereafter	54,551
Total	$87,124

Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. On March 28, 2018, the plaintiff filed a notice of appeal.
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

The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion.
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
16. OFF-BALANCE-SHEET ACTIVITIES
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
At June 30, 2018, the Company had fixed and variable rate commitments to originate or purchase loans and leases with an aggregate outstanding principal balance of $86,453 and $720,582 for total commitments to originate of $785,980. For June 30, 2018, the Company’s fixed rate commitments to originate had a weighted-average rate of 4.68%. For June 30, 2017, the Company had fixed and variable rate commitments to originate or purchase loans and leases with an aggregate outstanding principal balance of $78,113 and $417,028 for total commitments to originate of $495,141. For June 30, 2017, the Company’s fixed rate commitments to originate had a weighted average rate of 3.81%. At June 30, 2018, the Company also had fixed and variable rate commitments to sell loans with an aggregate outstanding principal balance of $86,453 and $1,131 for total commitments to sell of $87,584. For June 30, 2017, the Company had fixed and variable rate commitments to sell of $59,786 and $6,259 for total commitments to sell of $66,045. At June 30, 2018 and 2017, 61.9% and 75.4% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.
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
17. MINIMUM REGULATORY CAPITAL REQUIREMENTS
The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on the consolidated financial statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for June 30, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2018, the Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2018, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2018 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	BofI Holding, Inc.		BofI Federal Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Regulatory Capital:
Tier 1	$893,338	$833,759	$837,985	$804,317
Common equity tier 1	$888,275	$828,696	$837,985	$804,317
Total capital (to risk-weighted assets)	$993,650	$925,720	$887,297	$845,278

Assets:
Average adjusted	$9,450,894	$8,380,909	$9,509,891	$8,374,509
Total risk-weighted	$6,694,963	$5,651,522	$6,686,634	$5,645,112

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.45%	9.95%	8.88%	9.60%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	13.27%	14.66%	12.53%	14.25%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	13.34%	14.75%	12.53%	14.25%	8.00%	6.00%
Total capital (to risk-weighted assets)	14.84%	16.38%	13.27%	14.97%	10.00%	8.00%

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2018, the Company and Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.
In connection with the approval of the acquisition of the H&R Block Bank deposits on September 1, 2015, the Bank executed a letter agreement with the OCC (the “letter agreement”) to maintain its Tier 1 leverage capital ratio at a minimum of 8.50% for the quarters ended in June, September and December and a minimum of 8.00% for the quarter ended in March, subject to certain adjustments. At June 30, 2018 the Bank is in compliance with this letter agreement. As of August 2018, due to the Bank’s satisfactory operational performance under the letter agreement, the OCC has removed the additional capital maintenance requirements required in the letter agreement.
18. EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan whereby substantially all of its employees may participate in the plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company has implemented an employer matching program whereby employer contributions are made to the 401(k) plan in an amount equal to 50% of the first 8% of an employee’s designated deferral of their eligible compensation. For the fiscal years ended June 30, 2018, 2017, and 2016, expense attributable to the plan amounted to $1,501, $1,288, and $801, respectively.

19. PARENT-ONLY CONDENSED FINANCIAL INFORMATION
The following BofI Holding, Inc. (Parent company only) financial information should be read in conjunction with the consolidated financial statements of the Company and the other notes to the consolidated financial statements:
BofI Holding, Inc. (Parent Company Only) CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2018	2017
ASSETS
Cash and cash equivalents	$108,085	$81,356
Loans	20	29
Investment securities	—	13
Other assets	10,238	5,250
Investment in subsidiary	905,159	804,803
Total assets	$1,023,502	$891,451
LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated notes and debentures	$54,521	$54,313
Accrued interest payable	389	339
Accounts payable and accrued liabilities	8,079	2,552
Total liabilities	62,989	57,204
Stockholders’ equity	960,513	834,247
Total liabilities and stockholders’ equity	$1,023,502	$891,451

BofI Holding, Inc. (Parent Company Only) STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands)	2018	2017	2016
Interest income	$479	$621	$136
Interest expense	3,648	3,613	1,275
Net interest (expense) income	(3,169)	(2,992)	(1,139)
Provision for loan losses	—	—	—
Net interest (expense) income, after provision for loan losses	(3,169)	(2,992)	(1,139)
Non-interest income (loss)	153	—	339
Non-interest expense and tax benefit	11,825	8,561	7,345
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiary	(14,841)	(11,553)	(8,145)
Dividends from subsidiary	69,800	6,400	2,900
Equity in undistributed earnings of subsidiary	97,452	139,893	124,536
Net income	$152,411	$134,740	$119,291
Comprehensive income	$151,311	$142,531	$121,386

BofI Holding, Inc. (Parent Company Only) STATEMENT OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,411	$134,740	$119,291
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	(2)	—	(50)
Amortization of borrowing costs	208	208	72
Impairment charge on securities	—	(1)	—
Accretion of discounts on loans	—	—	(6)
Net gain on investment securities	(153)	—	—
Gain on sales of loans held for sale	—	—	(339)
Stock-based compensation expense	20,399	14,535	11,326
Tax effect from exercise of common stock options and vesting of restricted stock grants	—	—	—
Equity in undistributed earnings of subsidiary	(97,452)	(139,893)	(124,533)
Decrease (increase) in other assets	(4,938)	469	(1,361)
Increase (decrease) in other liabilities	5,528	316	(1,637)
Net cash provided by (used in) operating activities	76,001	10,374	2,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	162	—	531
Proceeds from principal repayments on loans	9	8	8
Investment in subsidiary	(4,000)	—	(17,000)
Net cash used in investing activities	(3,829)	8	(16,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	—	—	151
Proceeds from issuance of common stock	—	—	21,120
Tax effect from exercise of common stock options and vesting of restricted stock units	7	432	2,531
Tax payments related to the settlement of restricted stock units	(9,958)	(6,532)	(6,141)
Repurchase of treasury stock	(35,183)	—	—
Proceeds from issuance of subordinated notes	—	—	51,000
Cash dividends on preferred stock	(309)	(309)	(309)
Net cash provided by (used in) financing activities	(45,443)	(6,409)	68,352
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,729	3,973	54,654
CASH AND CASH EQUIVALENTS—Beginning of year	81,356	77,383	22,729
CASH AND CASH EQUIVALENTS—End of year	$108,085	$81,356	$77,383

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended in Fiscal Year 2018
(Dollars in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$118,898	$144,880	$107,785	$103,511
Interest expense	31,850	28,197	23,572	22,961
Net interest income	87,048	116,683	84,213	80,550
Provision for loan losses	3,900	16,900	4,000	1,000
Net interest income after provision for loan losses	83,148	99,783	80,213	79,550
Non-interest income	16,977	23,525	17,099	13,340
Non-interest expense	49,673	45,434	40,809	38,020
Income before income taxes	50,452	77,874	56,503	54,870
Income tax expense	13,335	26,621	24,845	22,487
Net income	$37,117	$51,253	$31,658	$32,383
Net income attributable to common stock	$37,040	$51,176	$31,580	$32,306
Basic earnings per common share (revised)	$0.59	$0.82	$0.50	$0.51
Diluted earnings per common share (revised)	$0.58	$0.80	$0.49	$0.50

	Quarters Ended in Fiscal Year 2017
(Dollars in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$98,543	$106,962	$94,301	$87,480
Interest expense	20,016	18,403	17,940	17,700
Net interest income	78,527	88,559	76,361	69,780
Provision for loan losses	200	4,862	4,100	1,900
Net interest income after provision for loan losses	78,327	83,697	72,261	67,880
Non-interest income	13,533	23,168	16,700	14,732
Non-interest expense	35,979	35,448	33,300	32,878
Income before income taxes	55,881	71,417	55,661	49,734
Income tax expense	23,332	30,423	23,361	20,837
Net income	$32,549	$40,994	$32,300	$28,897
Net income attributable to common stock	$32,472	$40,917	$32,222	$28,820
Basic earnings per common share (revised)	$0.51	$0.64	$0.51	$0.45
Diluted earnings per common share (revised)	$0.51	$0.64	$0.50	$0.45

21. SUBSEQUENT EVENT

On August 3, 2018, the Company announced that the Bank entered into a purchase and assumption agreement (“Agreement”) with Nationwide Bank to acquire substantially all of the Nationwide deposits at the time of closing, estimated at approximately $3 billion in deposits, including $1 billion in checking, savings and money market accounts and $2 billion in time deposit accounts. Under the Agreement, the Bank will receive cash for the deposit balances transferred less a premium commensurate with the fair market value of the deposits purchased. The deposit transfer transaction is subject to prior approval by the Office of the Comptroller of the Currency. The closing of the transaction is targeted for November 2018.