Form 10-Q
period 2018-09-30
Axos Financial, Inc.
filed 2018-10-24
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51201
AXOS FINANCIAL, INC.
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 62,831,830 shares of common stock, $0.01 par value per share, as of October 19, 2018.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	September 30, 2018	June 30, 2018
ASSETS
Cash and due from banks	$533,869	$622,750
Federal funds sold	100	100
Total cash and cash equivalents	533,969	622,850
Securities:
Available-for-sale	202,727	180,305
Stock of the Federal Home Loan Bank, at cost	69,660	17,250
Loans held for sale, carried at fair value	30,916	35,077
Loans held for sale, lower of cost or fair value	6,078	2,686
Loans and leases—net of allowance for loan and lease losses of $50,120 as of September 30, 2018 and $49,151 as of June 30, 2018	8,654,500	8,432,289
Accrued interest receivable	35,951	26,729
Furniture, equipment and software—net	22,283	21,454
Mortgage servicing rights, carried at fair value	11,216	10,752
Cash surrender value of life insurance	6,404	6,358
Other real estate owned and repossessed vehicles	9,497	9,591
Deferred income tax	17,925	17,957
Goodwill and other intangible assets—net	67,139	67,788
Other assets	123,255	88,418
TOTAL ASSETS	$9,791,520	$9,539,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$861,362	$1,015,355
Interest bearing	5,216,226	6,969,995
Total deposits	6,077,588	7,985,350
Advances from the Federal Home Loan Bank	2,580,000	457,000
Subordinated notes and debentures and other	54,588	54,552
Accrued interest payable	2,353	1,753
Accounts payable and accrued liabilities and other liabilities	76,744	80,336
Total liabilities	8,791,273	8,578,991
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of September 30, 2018 and June 30, 2018	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 66,043,642 shares issued and 62,831,731 shares outstanding as of September 30, 2018; 65,796,060 shares issued and 62,688,064 shares outstanding as of June 30, 2018	660	658
Additional paid-in capital	373,364	366,515
Accumulated other comprehensive income (loss)—net of tax	(407)	(613)
Retained earnings	708,112	671,348
Treasury stock, at cost; 3,211,911 shares as of September 30, 2018 and 3,107,996 shares as of June 30, 2018	(86,545)	(82,458)
Total stockholders’ equity	1,000,247	960,513
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,791,520	$9,539,504

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except earnings per common share)	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$116,593	$97,575
Investments	6,204	5,936
Total interest and dividend income	122,797	103,511
INTEREST EXPENSE:
Deposits	28,681	17,318
Advances from the Federal Home Loan Bank	6,908	4,552
Other borrowings	929	1,091
Total interest expense	36,518	22,961
Net interest income	86,279	80,550
Provision for loan and lease losses	600	1,000
Net interest income, after provision for loan and lease losses	85,679	79,550
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	(133)	282
Other-than-temporary loss on securities:
Total impairment (losses) gains	—	(194)
Loss (gain) recognized in other comprehensive income	—	45
Net impairment loss recognized in earnings	—	(149)
Fair value gain (loss) on trading securities	—	—
Total unrealized (loss) gain on securities	—	(149)
Prepayment penalty fee income	904	1,069
Gain on sale – other	3,133	446
Mortgage banking income	1,815	4,708
Banking and service fees	10,824	6,984
Total non-interest income	16,543	13,340
NON-INTEREST EXPENSE:
Salaries and related costs	30,662	22,133
Data processing and internet	4,735	4,065
Advertising and promotional	4,425	2,966
Depreciation and amortization	3,016	1,748
Occupancy and equipment	1,602	1,481
Professional services	1,858	1,624
FDIC and regulatory fees	2,926	1,091
Real estate owned and repossessed vehicles	(55)	69
General and administrative expense	3,753	2,843
Total non-interest expense	52,922	38,020
INCOME BEFORE INCOME TAXES	49,300	54,870
INCOME TAXES	12,459	22,487
NET INCOME	$36,841	$32,383
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$36,764	$32,306
COMPREHENSIVE INCOME	$37,047	$31,423
Basic earnings per common share (revised for September 2017)	$0.59	$0.51
Diluted earnings per common share (revised for September 2017)	$0.58	$0.50

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2018	2017
NET INCOME	$36,841	$32,383
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $48 and $(720) for the three months ended September 30, 2018 and 2017, respectively.	112	(986)
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $0 and $19 for the three months ended September 30, 2018 and 2017, respectively.	—	26
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $(39) and $0 for the three months ended September 30, 2018 and 2017, respectively.	94	—
Other comprehensive income (loss)	206	(960)
Comprehensive income	$37,047	$31,423

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2018	515	$5,063	65,796,060	(3,107,996)	62,688,064	$658	$366,515	$671,348	$(613)	$(82,458)	$960,513
Net income	—	—	—	—	—	—	—	36,841	—	—	36,841
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	206	—	206
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Stock-based compensation expense	—	—	—	—	—	—	6,851	—	—	—	6,851
Restricted stock unit vesting and tax benefits	—	—	247,582	(103,915)	143,667	2	(2)	—	—	(4,087)	(4,087)
BALANCE—September 30, 2018	515	$5,063	66,043,642	(3,211,911)	62,831,731	$660	$373,364	$708,112	$(407)	$(86,545)	$1,000,247

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,841	$32,383
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(82)	(398)
Net accretion of discounts on loans and leases	(273)	622
Amortization of borrowing costs	52	52
Stock-based compensation expense	6,851	3,659
Net (gain) loss on sale of investment securities	133	(282)
Impairment charge on securities	—	149
Provision for loan and lease losses	600	1,000
Deferred income taxes	(430)	8,473
Origination of loans held for sale	(302,967)	(330,269)
Unrealized (gain) loss on loans held for sale	119	(40)
Gain on sales of loans held for sale	(4,948)	(5,154)
Proceeds from sale of loans held for sale (revised for September 2017)	307,062	332,466
Change in fair value of mortgage servicing rights	289	281
(Gain) loss on sale of other real estate and foreclosed assets	(103)	5
Depreciation and amortization	3,016	1,748
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(9,223)	(4,493)
Other assets (revised for September 2017)	9,225	1,834
Accrued interest payable	600	41
Accounts payable and other liabilities	(3,233)	10,827
Net cash provided by (used in) operating activities (revised for September 2017)	43,529	52,904
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(39,936)	(31,244)
Proceeds from sales of available-for-sale and trading securities	1,927	8,700
Proceeds from repayment of securities	15,830	74,589
Purchase of stock of the Federal Home Loan Bank	(69,561)	—
Proceeds from redemption of stock of the Federal Home Loan Bank	17,151	—
Origination of loans and leases held for investment	(1,350,179)	(943,052)
Proceeds from sale of loans held for investment (revised for September 2017)	10,714	199
Origination of mortgage warehouse loans, net	—	(17,460)
Proceeds from sales of other real estate owned and repossessed assets	355	34
Principal repayments on loans and leases	1,073,409	819,892
Purchases of furniture, equipment and software	(3,194)	(2,840)
Net cash used in investing activities (revised for September 2017)	(343,484)	(91,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(1,907,762)	279,293
Repayment of the Federal Home Loan Bank term advances	(20,000)	(5,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	2,143,000	(235,000)
Repayments of other borrowings and securities sold under agreements to repurchase	—	(10,000)
Tax payments related to settlement of restricted stock units	(4,087)	(2,558)
Cash dividends paid on preferred stock	(77)	(77)
Net cash provided by financing activities	211,074	26,658
NET CHANGE IN CASH AND CASH EQUIVALENTS	(88,881)	(11,620)
CASH AND CASH EQUIVALENTS—Beginning of year	622,850	643,541
CASH AND CASH EQUIVALENTS—End of period	$533,969	$631,921
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$35,917	$22,921
Income taxes paid	$7,980	$734
Transfers to other real estate and repossessed vehicles	$166	$65
Transfers from loans held for investment to loans held for sale	$54,074	$—
Loans held for investment sold, cash not received	$50,985	$—

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2018 AND 2017
(Dollars in thousands, except per share and stated value amounts)
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”), formerly known as BofI Holding, Inc., and its wholly owned subsidiary, Axos Bank, formerly known as BofI Federal Bank (the “Bank” and collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to previously reported amounts in the unaudited condensed consolidated financial statements and notes thereto to make them consistent with the current period presentation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2018 included in our Annual Report on Form 10-K.

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
Gains and losses on securities sales are based on a comparison of sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized or accreted using the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company’s portfolios of held-to-maturity and available-for-sale securities are reviewed quarterly for other-than-temporary impairment. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) how to record an impairment by assessing whether the Company intends to sell or it is more likely than not that it will be required to sell a security in an unrealized loss position before the Company recovers the security’s amortized cost. If either of these criteria for (4) is met, the entire difference between amortized cost and fair value is recognized in earnings. Alternatively, if either of the criteria for (4) is not met, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.
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
Loans that were originated with the intent and ability to hold for the foreseeable future (loans held for investment) but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated using pools of loans with similar characteristics.
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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level estimated to provide for probable incurred losses in the loan and lease portfolio. Management determines the adequacy of the allowance based on reviews of individual loans and leases and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan and lease losses, which is charged against current period operating results and recoveries of loans and leases previously charged-off. The allowance is decreased by the amount of charge-offs of loans and leases deemed uncollectible. Allocations of the allowance may be made for specific loans and leases but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged off. See Note 6 of these financial statement footnotes and the financial statement footnotes for the year ended June 30, 2018 included in our Annual Report on Form 10-K for further information.

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

The fourth product is an interest-free Refund Advance loan. The Bank exclusively originated and funded all of H&R Block’s interest-free Refund Advance loans to tax preparation clients for the 2018 tax season. The Bank performed the credit underwriting, loan origination, and funding associated with the interest-free Refund Advance loans in the current tax season and received fees from H&R Block for operating the program. No fee is charged to the tax preparation client. Repayment of the Refund Advance loan is deducted from the client’s tax refund proceeds; if an insufficient refund to repay the Refund Advance loan is received, there is no recourse to the client, no negative credit reporting occurs in respect of the client and no collection efforts are made against the client. This agreement is an expansion of the services the Bank provided to H&R Block in the 2017 tax season when the Bank participated through purchases of the loans with other providers in the Refund Advance loan program. During the 2017 tax season, the Bank purchased the Refund Advance loans from a third-party bank at a discount and recorded the accretion of the loan discount as interest income, reported on the income statement under the interest and dividend income line item. During the 2018 tax season, the Bank recorded the fees received from H&R Block as interest income on loans, reported on the income statement under the interest and dividend income line item. In July 2018, the Bank has renewed its agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2019 tax season.

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

Revenue Recognition. On July 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and all subsequent amendments using a modified retrospective approach. The implementation of the new standard did not have a material impact on the measurement, timing, or recognition of revenue. Accordingly, no cumulative effect adjustment to opening retained earnings was deemed necessary. Results for reporting periods beginning after July 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as gain or loss associated with mortgage servicing rights, financial guarantees, derivatives, and income from bank owned life insurance are also not within the scope of the new guidance. Topic 606 is applicable to non-interest income such as deposit related fees, interchange fees, merchant related income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Non-interest income considered to be within the scope of Topic 606 is discussed below.

Deposit Service Fees. Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Fees, Exchange, and Other Service Charges. Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Bankruptcy Trustee and Fiduciary Service Fees. Bankruptcy Trustee and Fiduciary Service income is primarily comprised of fees earned from the Monthly Basis Point Fee and Bank Account Service Charge. The products and services provided to the Trustee also indirectly provide additional deposits to the other banks. One of the uses of the increased deposits by the other banks is to fund the fees paid. The performance obligation is satisfied when the deposits are increased (or decreased) at the end of each month. The expected value method will be used to calculate and record the estimated revenue at the beginning of each month with a subsequent reconciliation to actual at the end of each month.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2018	2017
Non-interest income
Deposit service fees	$208	$242
Card fees	1,754	857
Bankruptcy trustee and fiduciary service fees	2,203	—
Non-interest income (in-scope of Topic 606)	4,165	1,099
Non-interest income (out-of-scope of Topic 606)	12,378	12,241
Total non-interest income	$16,543	$13,340

Contract Balances. A contract asset or receivable is recognized if the Company performs a service or transfers a good in advance of receiving consideration. A contract liability is recognized if the Company receives consideration (or has the unconditional right to receive consideration) in advance of performance. As of September 30, 2018, the Company’s contract liabilities were not considered material.

Contract Acquisition Costs. The Company uses the practical expedient to expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in less than one year. In adopting the guidance in Topic 606, the Company did not capitalize any contract acquisition costs.

Other Real Estate Owned. The gains or losses on sales of other real estate owned (“OREO”) are recorded in non-interest expense under Real estate owned and repossessed vehicles. The Company’s performance obligation for sale of OREO is the transfer of title and ownership rights of the OREO to the buyer, which occurs at the settlement date when the sale proceeds are received and income is recognized.
Revisions of Previously Issued Financial Statements for Correction of Immaterial Errors. During the fourth quarter of 2018, the Company identified an immaterial error related to an incorrect calculation of basic and diluted earnings per common share related to unvested nonparticipating restricted stock units. The corrected calculation results in increased basic and diluted earnings per common share in certain periods. In order to correct this immaterial error, the Company revised the basic and diluted earnings per common share for the interim quarters of the fiscal year ended June 30, 2018. The revisions are reflected in the table below.

	Three Months Ended
	September 30, 2017
(Dollars in thousands, except per share data)	Previously Reported	Adjustment	Revised
Earnings Per Common Share
Net income attributable to common stockholders	$32,306	$—	$32,306
Average common shares issued and outstanding	63,626,512	—	63,626,512
Average unvested RSUs	1,418,563	(1,324,470)	94,093
Total qualifying shares	65,045,075	(1,324,470)	63,720,605
Earnings per common share	$0.50	$0.01	$0.51
Diluted Earnings Per Common Share
Dilutive net income attributable to common stockholders	$32,306	$—	$32,306
Average common shares issued and outstanding	65,045,075	(1,324,470)	63,720,605
Dilutive effect of average unvested RSUs	—	471,967	471,967
Total dilutive common shares issued and outstanding	65,045,075	(852,503)	64,192,572
Diluted earnings per common share	$0.50	$—	$0.50
During the fourth quarter of 2018, the Company identified an immaterial error related to the classification of proceeds from the sale of loans that were transferred from loans held-for-investment in the condensed consolidated statements of cash flows for the three months ended September 30, 2017 and revised its previously issued financial statements for the three months ended September 30, 2017 to correctly present these activities. There was no change to net change in cash and cash equivalents. The revisions to cash flows from operating and investing activities are reflected in the table below.

	Three Months Ended September 30, 2017
(Dollars in thousands)	Previously Reported	Adjustment	Revised
Cash Flows From Operating Activities:
Proceeds from sale of loans held for sale	$332,385	$81	$332,466
Other assets	$2,114	$(280)	$1,834
Net cash provided by in operating activities	$53,103	$(199)	$52,904
Cash Flows From Investing Activities:
Proceeds from sale of loans held for investment	$—	$199	$199
Net cash used in investing activities	$(91,381)	$199	$(91,182)

The Company assessed the materiality of the errors on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), Consolidated Statements of Income, Consolidated Statements of Cash Flows and Earnings Per Common Share footnote have been revised to correctly present these amounts. The above revisions had no effect on net income or retained earnings. Periods not presented herein will be revised, as applicable, as they are included in future filings.
New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (the “revenue recognition standard”). Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2017. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard affects all entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other guidance. Therefore, the ASU excludes revenue associated with financial instruments including loans, leases, securities, and derivatives as these topics are accounted for following other guidance. Other areas that are within the scope of the revenue recognition standard include service charges on deposit accounts, and gains and losses on other real estate owned. The Company identified and reviewed the revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts, prepaid card fees and mortgage banking income. On July 1, 2018, the Company adopted the modified retrospective approach and determined that the new guidance did not require significant changes to the Company’s consolidated financial statements, or the manner in which income from those revenue streams is recognized.
In February 2016, the FASB issued ASU 2016-02, Leases, as amended in July 2018 by ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements. The new standard establishes a right-of-use model that requires a lessee to record a right of use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASUs 2016-02, 2018-10 and 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is anticipated for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company continues to evaluate the impact of ASUs 2016-02, 2018-10 and 2018-11, and has formed a working group to guide implementation efforts including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact on adoption of ASUs 2016-02, 2018-10 and 2018-11 on the Company’s consolidated financial statements and regulatory capital and risk-weighted assets; however, the Company does not expect the amendments to have a material impact on its results of operations.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. The Company adopted this standard on July 1, 2018. The new guidance did not have a significant impact on the Company’s consolidated financial statements at the time of adoption.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company adopted this standard on July 1, 2018. The new guidance did not have a significant impact on the Company’s consolidated financial statements at the time of adoption.
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

3.	ACQUISITIONS
The Company completed one acquisition during the fiscal year ended June 30, 2018 and announced two planned acquisitions during the three months ended September 30, 2018. The pro forma results of operations and the results of operations for acquisition since the acquisition date have not been separately disclosed because the effects were not material to the consolidated financial statements. The purchase transaction is detailed below.
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
The Company has included the financial results of the acquired bankruptcy trustee and fiduciary services business in its consolidated financial statements subsequent to the acquisition date. The Epiq transaction has been accounted for under the acquisition method of accounting. The assets, both tangible and intangible, were recorded at their estimated fair values as of the transaction date. The Company made significant estimates and exercised judgment in estimating fair values and accounting for such acquired assets and liabilities. During the three months ended September 30, 2018 the Company settled the working capital with Epiq and recorded a $2 adjustment to goodwill. See Note 7 to the consolidated financial statements for further information on goodwill and other intangible assets.

Nationwide Bank. On August 3, 2018, the Bank entered into a purchase and assumption agreement (the “Agreement”) with Nationwide Bank (“Nationwide”) to acquire substantially all of the Nationwide deposits at the time of closing, estimated at approximately $3 billion in deposits, including $1 billion in checking, savings and money market accounts and $2 billion in time deposit accounts. Under the Agreement, the Bank will receive cash for the deposit balances transferred less a premium commensurate with the fair market value of the deposits purchased. On September 12, 2018 the bank received regulatory approval from the Office of the Comptroller of the Currency to proceed with the definitive purchase and assumption transaction. The closing of the transaction is targeted for November 2018.

COR Clearing. On October 1, 2018 the Company announced that its subsidiary, Axos Clearing, LLC, had signed a definitive agreement to acquire by merger the parent company of COR Clearing LLC (“COR Clearing”). Headquartered in Omaha, Nebraska, COR Clearing is a leading, full-service correspondent clearing firm for independent broker-dealers. Established as a part of Mutual of Omaha Insurance Company and spun off as Legent Clearing in 2002, COR Clearing provides clearing, settlement, custody, securities and margin lending, and technology solutions to more than sixty introducing broker-dealers and 90,000 customers. The Company expects the acquisition to close in the first half of calendar 2019, subject to regulatory approval and other customary closing conditions.

4.	FAIR VALUE

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

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. For each security, the Company inputs a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of each security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The national unemployment rate announced prior to the end of the period covered by this report (reported for August 2018) was 3.9%, down from the high of 10.0% in October 2009. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at September 30, 2018 are from 40.0% up to 68.0% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at September 30, 2018 are from 1.5% up to 12.8% with Alt-A and Pay-option ARMs securities tending toward the lower end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at September 30, 2018, the Company computed its discount rates as a spread between 263 and 641 basis points over the interpolated swap curve with Alt-A and Pay-option ARM securities tending toward the lower end of the range.
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
Impaired Loans and Leases. Impaired loans and leases are loans and leases which are inadequately protected by the current net worth and paying capacity of the borrowers or the collateral pledged. The accrual of interest income has been discontinued for impaired loans and leases. The impaired loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The Company assesses loans individually and identifies impairment when the loan is classified as impaired, has been restructured, or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing. The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral. The fair value of impaired loans with specific write-offs or allocations of the allowance for loan losses are generally based on recent real estate appraisals or internal valuation analyses consistent with the methodology used in real estate appraisals and include other third-party valuations and analysis of cash flows. These appraisals and analyses are updated at least on an annual basis. The Company primarily obtains real estate appraisals and in the rare cases where an appraisal cannot be obtained, the Company performs an internal valuation analysis. These appraisals and analyses may utilize a single valuation approach or a combination of approaches including comparable sales and income approaches. The sales comparison approach uses at least three recent similar property sales to help determine the fair value of the property being appraised. The income approach is calculated by taking the net operating income generated by the collateral property of the rent collected and dividing it by an assumed capitalization rate. Adjustments are routinely made in the process by the appraisers to account for differences between the comparable sales and income data available. When measuring the fair value of the impaired loan based upon the projected sale of the underlying collateral, the Company subtracts the costs expected to be incurred for the transfer of the underlying collateral, which includes items such as sales commissions, delinquent taxes and insurance premiums. These adjustments to the estimated fair value of nonaccrual loans may result in increases or decreases to the provision for loan and lease losses recorded in current earnings. Such adjustments are typically significant and result in a Level 3 classification for the inputs for determining fair value.

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
Mortgage Servicing Rights. The Company initially records all mortgage servicing rights (“MSRs”) at fair value and accounts for MSRs at fair value during the life of the MSR, with changes in fair value recorded mortgage banking income in the income statement. Fair value adjustments encompass market-driven valuation changes as well as modeled amortization involving the run-off of value that occurs due to the passage of time as individual loans are paid by borrowers. Market expectations about loan duration, and correspondingly the expected term of future servicing cash flows, may vary from time to time due to changes in expected prepayment activity, especially when interest rates rise or fall. Market expectations of increased loan prepayment speeds may negatively impact the fair value of the single family MSRs. Fair value is also dependent on the discount rate used in calculating present value, which is imputed from observable market activity and market participants and results in Level 3 classification. Management reviews and adjusts the discount rate on an ongoing basis. An increase in the discount rate would reduce the estimated fair value of the MSRs asset.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and June 30, 2018. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Available-for-Sale:
Agency RMBS	$—	$10,685	$—	$10,685
Non-Agency RMBS	—	—	14,970	14,970
Municipal	—	13,011	—	13,011
Asset-backed securities and structured notes	—	164,061	—	164,061
Total—Securities—Available-for-Sale	$—	$187,757	$14,970	$202,727
Loans Held for Sale	$—	$30,916	$—	$30,916
Mortgage servicing rights	$—	$—	$11,216	$11,216
Other assets—Derivative instruments	$—	$—	$992	$992
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$—	$—

	June 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Available-for-Sale:
Agency RMBS	$—	$12,926	$—	$12,926
Non-Agency RMBS	—	—	17,443	17,443
Municipal	—	20,212	—	20,212
Asset-backed securities and structured notes	—	129,724	—	129,724
Total—Securities—Available-for-Sale	$—	$162,862	$17,443	$180,305
Loans Held for Sale	$—	$35,077	$—	$35,077
Mortgage servicing rights	$—	$—	$10,752	$10,752
Other assets—Derivative instruments	$—	$—	$1,321	$1,321
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$368	$368

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2018
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening Balance	$17,443	$10,752	$953	$29,148
Total gains or losses for the period:
Included in earnings—Sale of securities	(133)	—	—	(133)
Included in earnings—Mortgage banking income	—	(289)	39	(250)
Included in other comprehensive income	442	—	—	442
Purchases, issues, sales and settlements:
Purchases	—	753	—	753
Sales	(2,058)	—	—	(2,058)
Settlements	(724)	—	—	(724)
Closing balance	$14,970	$11,216	$992	$27,178

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(133)	$(289)	$39	$(383)

	For the Three Months Ended
	September 30, 2017
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening Balance	$8,327	$71,503	$7,200	$1,026	$88,056
Total gains or losses for the period:
Included in earnings—Sale of securities	282	—	—	—	282
Included in earnings—Mortgage banking income	—	—	281	162	443
Included in other comprehensive income	—	(1,763)	—	—	(1,763)
Purchases, issues, sales and settlements:
Purchases	—	—	563	—	563
Sales	(8,609)	—	—	—	(8,609)
Settlements	—	(2,972)	—	—	(2,972)
Other-than-temporary impairment	—	(149)	—	—	(149)
Closing balance	$—	$66,619	$8,044	$1,188	$75,851

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$—	$281	$162	$443

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	September 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$14,970	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	8.8 to 40.3% (12.9%) 1.5 to 12.8% (3.7%) 40.0 to 68.0% (59.6%) 2.6 to 6.4% (4.2%)
Mortgage Servicing Rights	$11,216	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.2 to 27.8% (9.3%) 2.3 to 9.6 (6.8) 9.5 to 13.0% (9.8%)
Derivative Instruments	$992	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.4% (0.3%)

	June 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$17,443	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 25.8% (14.1%) 1.5 to 10.6% (5.1%) 40.0 to 68.0% (58.9%) 2.7 to 7.1% (4.2%)
Mortgage Servicing Rights	$10,752	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.0 to 26.6% (9.1%) 2.4 to 9.5 (6.9) 9.5 to 13.0% (9.9%)
Derivative Instruments	$953	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.1 to 0.4% (0.3%)

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

The table below summarizes assets measured for impairment on a non-recurring basis:

	September 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans and Leases:
Single family real estate secured:
Mortgage	$—	$—	$28,257	$28,257
Home equity	—	—	16	16
Auto and RV secured	—	—	114	114
Commercial & Industrial	—	—	1,590	1,590
Other	—	—	159	159
Total	$—	$—	$30,136	$30,136
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$9,397	$9,397
Autos and RVs	—	—	100	100
Total	$—	$—	$9,497	$9,497

	June 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans and Leases:
Single family real estate secured:
Mortgage	$—	$—	$28,446	$28,446
Home equity	—	—	16	16
Multifamily real estate secured	—	—	232	232
Auto and RV secured	—	—	60	60
Commercial & Industrial	—	—	2,361	2,361
Other	—	—	111	111
Total	$—	$—	$31,226	$31,226
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$9,385	$9,385
Autos and RVs	—	—	206	206
Total	$—	$—	$9,591	$9,591

Impaired loans and leases measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans and leases have a carrying amount of $30,136, after charge-offs of $654 for the three months ended September 30, 2018, life to date charge-offs of $2,273, life to date interest payments applied to principal of $774 for total life to date principal balance adjustments of $3,047. Impaired loans had a related allowance of $228 at September 30, 2018.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $9,497 after charge-offs of $4 for the three months ended September 30, 2018.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2018 and June 30, 2018.

As of September 30, 2018 and June 30, 2018, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	September 30, 2018	June 30, 2018
Aggregate fair value	$30,916	$35,077
Contractual balance	30,372	34,415
Gain	$544	$662
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Interest income	$314	$147
Change in fair value	(81)	(201)
Total	$233	$(54)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans and leases:
Single family real estate secured:
Mortgage	$28,257	Sales comparison approach	Adjustment for differences between the comparable sales	-30.9 to 66.7% (5.8%)
Home equity	$16	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 14.9% (7.4%)
Auto and RV secured	$114	Sales comparison approach	Adjustment for differences between the comparable sales	-20.0 to 21.9% (7.8%)
Commercial and Industrial	$1,590	Sales comparison approach	Adjustment for differences between the comparable sales	-33.8 to 0.0% (-16.9%)
Other	$159	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) -0.3 to 0.8% (0.3%)
Other real estate owned and foreclosed assets:
Single family real estate	$9,397	Sales comparison approach	Adjustment for differences between the comparable sales	-14.1 to 27.3% (0.5%)
Autos and RVs	$100	Sales comparison approach	Adjustment for differences between the comparable sales	-33.9 to 60.5% (5.5%)
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

	June 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans and leases:
Single family real estate secured:
Mortgage	$28,446	Sales comparison approach	Adjustment for differences between the comparable sales	-48.8 to 66.7% (2.3%)
Home equity	$16	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 14.9% (7.4%)
Multifamily real estate secured	$232	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-15.5 to 46.4% (15.4%)
Auto and RV secured	$60	Sales comparison approach	Adjustment for differences between the comparable sales	-2.0 to 71.5% (24.0%)
Commercial and Industrial	$2,361	Sales comparison approach	Adjustment for differences between the comparable sales	-33.8 to 0.0% (-16.9%)
Other	$111	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) -1.0 to 2.5% (0.8%)
Other real estate owned and foreclosed assets:
Single family real estate	$9,385	Sales comparison approach	Adjustment for differences between the comparable sales	-14.1 to 27.3% (0.5%)
Autos and RVs	$206	Sales comparison approach	Adjustment for differences between the comparable sales	-33.9 to 60.5% (7.9%)

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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at September 30, 2018 and June 30, 2018 were as follows:

	September 30, 2018
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$533,969	$533,969	$—	$—	$533,969
Securities available-for-sale	202,727	—	187,757	14,970	202,727
Loans held for sale, at fair value	30,916	—	30,916	—	30,916
Loans held for sale, at lower of cost or fair value	6,078	—	—	7,631	7,631
Loans and leases held for investment—net	8,654,500	—	—	8,706,788	8,706,788
Accrued interest receivable	35,951	—	—	35,951	35,951
Mortgage servicing rights	11,216	—	—	11,216	11,216
Financial liabilities:
Total deposits	6,077,588	—	5,731,313	—	5,731,313
Advances from the Federal Home Loan Bank	2,580,000	—	2,575,696	—	2,575,696
Subordinated notes and debentures	54,588	—	51,308	—	51,308
Accrued interest payable	2,353	—	2,353	—	2,353

	June 30, 2018
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$622,850	$622,850	$—	$—	$622,850
Securities available-for-sale	180,305	—	162,862	17,443	180,305
Loans held for sale, at fair value	35,077	—	35,077	—	35,077
Loans held for sale, at lower of cost or fair value	2,686	—	—	2,734	2,734
Loans and leases held for investment—net	8,432,289	—	—	8,466,494	8,466,494
Accrued interest receivable	26,729	—	—	26,729	26,729
Mortgage servicing rights	10,752	—	—	10,752	10,752
Financial liabilities:
Total deposits	7,985,350	—	7,584,928	—	7,584,928
Advances from the Federal Home Loan Bank	457,000	—	453,326	—	453,326
Subordinated notes and debentures	54,552	—	51,693	—	51,693
Accrued interest payable	1,753	—	1,753	—	1,753
The methods and assumptions, not previously presented, used to estimate fair value are described as follows: Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans and leases or deposits that reprice frequently and fully. For fixed rate loans and leases, deposits, borrowings or subordinated debt and for variable rate loans and leases, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available for sale securities and loans held for sale can be found earlier in this footnote. The carrying amount of stock of the Federal Home Loan Bank (“FHLB”) approximates the estimated fair value of this investment. The fair value of off-balance sheet items is not considered material.

5.	SECURITIES
The amortized cost, carrying amount and fair value for the available-for-sale securities at September 30, 2018 and June 30, 2018 were:

	September 30, 2018
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$10,959	$79	$(353)	$10,685
Non-agency[2]	16,603	85	(1,718)	14,970
Total mortgage-backed securities	27,562	164	(2,071)	25,655
Non-RMBS:
Municipal	13,865	1	(855)	13,011
Asset-backed securities and structured notes	161,700	2,450	(89)	164,061
Total Non-RMBS	175,565	2,451	(944)	177,072
Total debt securities	$203,127	$2,615	$(3,015)	$202,727

	June 30, 2018
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$13,102	$152	$(328)	$12,926
Non-agency[2]	19,384	116	(2,057)	17,443
Total mortgage-backed securities	32,486	268	(2,385)	30,369
Non-RMBS:
Municipal	20,953	2	(743)	20,212
Asset-backed securities and structured notes	127,558	2,267	(101)	129,724
Total Non-RMBS	148,511	2,269	(844)	149,936
Total debt securities	$180,997	$2,537	$(3,229)	$180,305

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $14,970 at September 30, 2018 consists of fourteen different issues of super senior securities.

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
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at September 30, 2018 and June 30, 2018 were $2,080 and $2,540 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2018
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$2,182	$(5)	$5,124	$(348)	$7,306	$(353)
Non-agency	35	(1)	13,595	(1,716)	13,630	(1,717)
Total RMBS securities	2,217	(6)	18,719	(2,064)	20,936	(2,070)
Non-RMBS:
Municipal debt	1,725	(24)	11,230	(831)	12,955	(855)
Asset-backed securities and structured notes	8,389	(30)	5,255	(60)	13,644	(90)
Total Non-RMBS	10,114	(54)	16,485	(891)	26,599	(945)
Total debt securities	$12,331	$(60)	$35,204	$(2,955)	$47,535	$(3,015)

	June 30, 2018
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$12	$(1)	$6,825	$(327)	$6,837	$(328)
Non-agency	36	(1)	15,867	(2,056)	15,903	(2,057)
Total RMBS securities	48	(2)	22,692	(2,383)	22,740	(2,385)
Non-RMBS:
Municipal debt	1,740	(17)	12,326	(726)	14,066	(743)
Asset-backed securities and structured notes	9,489	(30)	6,163	(71)	15,652	(101)
Total Non-RMBS	11,229	(47)	18,489	(797)	29,718	(844)
Total debt securities	$11,277	$(49)	$41,181	$(3,180)	$52,458	$(3,229)

There were twenty-two securities that were in a continuous loss position at September 30, 2018 for a period of more than 12 months.There were thirteen securities that were in a continuous loss position at September 30, 2018 for a period of less than 12 months. There were twenty-six securities that were in a continuous loss position at June 30, 2018 for a period of more than 12 months.There were eleven securities that were in a continuous loss position at June 30, 2018 for a period of less than 12 months.
The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Beginning balance	$—	$(15,528)
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	(149)
Credit losses realized for securities sold	—	—
Ending balance	$—	$(15,677)

At September 30, 2018, no non-agency RMBS were determined to have cumulative credit losses and therefore no losses were recognized in earnings during the three months ended September 30, 2018. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in Note 4 – Fair Value. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
Total proceeds of $8,700 and net realized gains of $282 were realized from the sale of trading securities during the three months ended September 30, 2017. During the three months ended September 30, 2018, the company sold one available-for-sale securities with a carrying value of $2,059 resulting in a $133 loss.
The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Proceeds	$1,926	$—
Gross realized gains	—	—
Gross realized losses	(133)	—
Net realized gain (loss) on securities	$(133)	$—

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	September 30, 2018	June 30, 2018
Available-for-sale debt securities—net unrealized gains (losses)	$(400)	$(692)
Available-for-sale debt securities—non-credit related losses	—	—
Held-to-maturity debt securities—non-credit related losses	—	—
Subtotal	(400)	(692)
Tax (expense) benefit	(7)	79
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(407)	$(613)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s Non-RMBS securities classified as available-for-sale and held-to-maturity were:

	September 30, 2018
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$1,253	$1,216
Due one to five years	3,679	3,576
Due five to ten years	2,770	2,706
Due after ten years	3,257	3,187
Total RMBS—U.S. agencies[1]	10,959	10,685
RMBS—Non-agency:
Due within one year	2,603	2,388
Due one to five years	7,700	6,981
Due five to ten years	4,822	4,292
Due after ten years	1,478	1,309
Total RMBS—Non-agency	16,603	14,970
Non-RMBS:
Due within one year	67,214	68,093
Due one to five years	95,513	96,992
Due five to ten years	8,312	7,798
Due after ten years	4,526	4,189
Total Non-RMBS	175,565	177,072
Total	$203,127	$202,727

1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

6.	LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2018	June 30, 2018
Single family real estate secured:
Mortgage	$4,265,909	$4,198,941
Home equity	2,436	2,306
Warehouse and other[1]	374,317	412,085
Multifamily real estate secured	1,836,784	1,800,919
Commercial real estate secured	243,040	220,379
Auto and RV secured	236,978	213,522
Factoring	96,929	169,885
Commercial & Industrial	1,640,017	1,481,051
Other	21,048	18,598
Total gross loans and leases	8,717,458	8,517,686
Allowance for loan and lease losses	(50,120)	(49,151)
Unaccreted discounts and loan and lease fees	(12,838)	(36,246)
Total net loans and leases	$8,654,500	$8,432,289

[1]
The balance of single family warehouse loans was $156,610 at September 30, 2018 and $175,508 at June 30, 2018. The remainder of the balance was attributable to commercial specialty and lender finance loans secured by single family real estate.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at September 30, 2018, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
Allowance for Loan and Lease Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provides general loan loss reserves for its automobile (“auto”) and recreational vehicle (“RV”) loans based upon the borrower credit score and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at September 30, 2018 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $236,864 of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $113,887; 715 – 769: $83,798; 700 – 714: $21,287; 660 – 699: $16,581 and less than 660: $1,311.
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
The Company had $4,237,654 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,469,446; 61% – 70%: $1,383,247; 71% – 80%: $384,770; and greater than 80%: $191.
The Company had $1,836,784 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $932,712; 56% – 65%: $599,113; 66% – 75%: $294,302; 76% – 80%: $9,457 and greater than 80%: $1,200.
The Company had $243,040 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $120,484; 51% – 60%: $57,531; 61% – 70%: $57,128; and 71% – 80%: $7,897.
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
Seasonal fluctuations in the Other loan classification and its associated allowance for loan and lease losses primarily relate to tax season H&R Block-related loan products. These products are generally short term in nature, in that they are intended to be repaid within a few weeks or months of origination; if they are not repaid timely, they are generally charged off in their entirety at 120 days delinquent, consistent with regulatory guidance for unsecured consumer loan products. The Company provides general loan loss reserves for its H&R Block-related loans based upon prior years’ loss experience with consideration for current year loan performance. While they do incur higher proportional default and charge-off rates than the remainder of the Company’s loan and lease portfolio, these asset quality attributes are within expectations of the design of the products. During the three months ended September 30, 2018, the Company experiences a higher level of recoveries for its H&R Block related loans.
The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	For the Three Months Ended September 30, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2018	$20,368	$14	$2,080	$5,010	$849	$3,178	$445	$16,238	$969	$49,151
Provision for loan and lease losses	933	(3)	(151)	(193)	6	622	(123)	131	(622)	600
Charge-offs	(1)	—	—	—	—	(233)	—	(600)	(391)	(1,225)
Recoveries	395	3	—	109	—	48	—	—	1,039	1,594
Balance at September 30, 2018	$21,695	$14	$1,929	$4,926	$855	$3,615	$322	$15,769	$995	$50,120

	For the Three Months Ended September 30, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2017	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Provision for loan and lease losses	(76)	(2)	834	200	(94)	625	61	(267)	(281)	1,000
Charge-offs	(85)	—	—	—	—	(148)	—	—	(1)	(234)
Recoveries	4	3	—	—	—	102	—	—	392	501
Balance at September 30, 2017	$19,815	$20	$3,132	$4,838	$914	$2,958	$462	$9,614	$346	$42,099

The following tables present our loans and leases evaluated individually for impairment by portfolio class:

	September 30, 2018
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest / Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	$1,583	$953	$630	$94	$724	$—	$—
Purchased	2,387	1,151	1,236	—	1,236	—	—
Auto and RV secured:
In-house originated	354	275	79	2	81	—	—
Commercial and Industrial:
In-house originated	2,190	600	1,590	—	1,590	—	—

With an allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	25,058	117	24,941	179	25,120	203	—
Purchased	1,399	(49)	1,448	83	1,531	14	—
Home equity:
In-house originated	16	—	16	—	16	1	—
Auto and RV secured:
In-house originated	35	—	35	—	35	4	—
Other	159	—	159	—	159	6	—
Total	$33,181	$3,047	$30,134	$358	$30,492	$228	$—
As a % of total gross loans and leases	0.38%	0.03%	0.35%	—%	0.35%	—%	—%

	June 30, 2018
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest / Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	$1,584	$951	$633	$78	$711	$—	$—
Purchased	3,598	1,739	1,859	—	1,859	—	—
Multifamily real estate secured:
Purchased	480	248	232	—	232	—	—
Auto and RV secured:
In-house originated	369	309	60	2	62	—	—
With an allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	24,607	47	24,560	—	24,560	247	—
Purchased	1,394	—	1,394	21	1,415	14	—
Home equity:
In-house originated	16	—	16	—	16	1	—
Commercial & Industrial	172	—	172	—	172	9	—
Other	111	—	111	—	111	7	—
Total	$32,331	$3,294	$29,037	$101	$29,138	$278	$—
As a % of total gross loans and leases	0.38%	0.04%	0.34%	—%	0.34%	—%	—%

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

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	September 30, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$217	$1	$—	$—	$—	$4	$—	$—	$6	$228
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	21,478	13	1,929	4,926	855	3,611	322	15,769	989	49,892
Total ending allowance balance	$21,695	$14	$1,929	$4,926	$855	$3,615	$322	$15,769	$995	$50,120
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$28,255	$16	$—	$—	$—	$114	$—	$1,590	$159	$30,134
Loans and leases collectively evaluated for impairment	4,237,654	2,420	374,317	1,836,784	243,040	236,864	96,929	1,638,427	20,889	8,687,324
Principal loan and lease balance	4,265,909	2,436	374,317	1,836,784	243,040	236,978	96,929	1,640,017	21,048	8,717,458
Unaccreted discounts and loan and lease fees	8,765	48	(521)	5,341	822	2,185	(24,166)	(4,392)	(920)	(12,838)
Total recorded investment in loans and leases	$4,274,674	$2,484	$373,796	$1,842,125	$243,862	$239,163	$72,763	$1,635,625	$20,128	$8,704,620
1 Loans and leases evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$261	$1	$—	$—	$—	$—	$—	$9	$7	$278
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	20,107	13	2,080	5,010	849	3,178	445	16,229	962	48,873
Total ending allowance balance	$20,368	$14	$2,080	$5,010	$849	$3,178	$445	$16,238	$969	$49,151
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$28,446	$16	$—	$232	$—	$60	$—	$172	$111	$29,037
Loans and leases collectively evaluated for impairment	4,170,495	2,290	412,085	1,800,687	220,379	213,462	169,885	1,480,879	18,487	8,488,649
Principal loan and lease balance	4,198,941	2,306	412,085	1,800,919	220,379	213,522	169,885	1,481,051	18,598	8,517,686
Unaccreted discounts and loan and lease fees	9,187	48	(706)	5,063	836	2,065	(48,039)	(3,884)	(816)	(36,246)
Total recorded investment in loans and leases	$4,208,128	$2,354	$411,379	$1,805,982	$221,215	$215,587	$121,846	$1,477,167	$17,782	$8,481,440
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Nonaccrual loans and leases consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2018	June 30, 2018
Single Family Real Estate Secured:
Mortgage:
In-house originated	$25,572	$25,193
Purchased	2,685	3,253
Home Equity:
In-house originated	16	16
Multifamily Real Estate Secured:
Purchased	—	232
Total nonaccrual loans secured by real estate	28,273	28,694
Auto and RV Secured	114	60
Commercial & Industrial	1,590	2,361
Other	159	111
Total nonaccrual loans and leases	$30,136	$31,226
Nonaccrual loans and leases to total loans and leases	0.35%	0.37%

Approximately 2.45% of our nonaccrual loans and leases at September 30, 2018 were considered TDRs, compared to 3.30% at June 30, 2018. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan and lease category to the performing loan and lease category and any previously deferred interest income is recognized. Approximately 93.76% of the Bank’s nonaccrual loans and leases are single family first mortgages already written down to 43.04% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans and leases that are performing and nonaccrual by portfolio class:

	September 30, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$4,237,652	$2,420	$374,317	$1,836,784	$243,040	$236,864	$96,929	$1,638,427	$20,889	$8,687,322
Nonaccrual	28,257	16	—	—	—	114	—	1,590	159	30,136
Total	$4,265,909	$2,436	$374,317	$1,836,784	$243,040	$236,978	$96,929	$1,640,017	$21,048	$8,717,458

	June 30, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$4,170,495	$2,290	$412,085	$1,800,687	$220,379	$213,462	$169,885	$1,478,690	$18,487	$8,486,460
Nonaccrual	28,446	16	—	232	—	60	—	2,361	111	31,226
Total	$4,198,941	$2,306	$412,085	$1,800,919	$220,379	$213,522	$169,885	$1,481,051	$18,598	$8,517,686

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

The Company had no TDRs classified as performing loans at September 30, 2018 or June 30, 2018.

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

The following table presents the composition of the Company’s loan and lease portfolio by credit quality indicators:

	September 30, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$4,181,652	$20,376	$27,600	$—	$4,229,628
Purchased	32,964	572	2,745	—	36,281
Home equity
In-house originated	2,420	—	16	—	2,436
Warehouse and other
In-house originated	374,317	—	—	—	374,317
Multifamily real estate secured
In-house originated	1,773,029	1,442	—	—	1,774,471
Purchased	61,348	—	965	—	62,313
Commercial real estate secured
In-house originated	234,954	—	—	—	234,954
Purchased	8,086	—	—	—	8,086
Auto and RV secured
In-house originated	236,728	43	207	—	236,978
Factoring	96,929	—	—	—	96,929
Commercial & Industrial	1,545,273	92,902	1,842	—	1,640,017
Other	20,699	189	160	—	21,048
Total	$8,568,399	$115,524	$33,535	$—	$8,717,458
As a % of total gross loans and leases	98.3%	1.3%	0.4%	—%	100.0%

	June 30, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$4,113,537	$19,403	$26,264	$—	$4,159,204
Purchased	36,024	461	3,252	—	39,737
Home equity
In-house originated	2,290	—	16	—	2,306
Warehouse and other
In-house originated	412,085	—	—	—	412,085
Multifamily real estate secured
In-house originated	1,731,068	3,983	—	—	1,735,051
Purchased	64,663	—	1,205	—	65,868
Commercial real estate secured
In-house originated	212,235	—	—	—	212,235
Purchased	6,226	1,918	—	—	8,144
Auto and RV secured
In-house originated	213,455	—	67	—	213,522
Factoring	169,885	—	—	—	169,885
Commercial & Industrial	1,471,433	5,460	1,969	2,189	1,481,051
Other	18,369	118	111	—	18,598
Total	$8,451,270	$31,343	$32,884	$2,189	$8,517,686
As a % of total gross loans and leases	99.2%	0.4%	0.4%	—%	100.0%

The increase in Special Mention Commercial & Industrial loans between June 30, 2018 and September 30, 2018 relates to two construction loan borrowers whose time horizon to complete has increased beyond the initial project plan, however both borrowers are current with all financial obligations. The loans are structured as senior, first position with loan to cost ratios less than 60%.

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

	September 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$12,054	$9,240	$18,372	$39,666
Purchased	835	641	915	2,391
Home equity
In-house originated	—	—	16	16
Multifamily real estate secured
In-house originated	1,136	—	—	1,136
Auto and RV secured	400	49	50	499
Commercial & Industrial	252	—	1,590	1,842
Other	204	189	159	552
Total	$14,881	$10,119	$21,102	$46,102
As a % of total gross loans and leases	0.17%	0.12%	0.24%	0.53%

	June 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$7,830	$3,240	$22,009	$33,079
Purchased	354	105	1,183	1,642
Home equity
In-house originated	—	—	16	16
Multifamily real estate secured
In-house originated	410	—	—	410
Auto and RV secured
In-house originated	284	22	9	315
Commercial & Industrial	300	—	2,362	2,662
Other	79	111	111	301
Total	$9,257	$3,478	$25,690	$38,425
As a % of total gross loans and leases	0.11%	0.04%	0.30%	0.45%

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill of $35.7 million as of September 30, 2018 and June 30, 2018 results from its acquisition of the bankruptcy trustee and fiduciary services business of Epiq.

The Company’s acquired intangible assets are summarized as follows as of the dates indicated:

	September 30, 2018			June 30, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$930	$116	$814	$930	$58	$872
Customer relationships	9,820	485	9,335	9,820	243	9,577
Developed technologies	21,680	652	21,028	21,680	326	21,354
Trade name	290	48	242	290	24	266
Total intangible assets	$32,720	$1,301	$31,419	$32,720	$651	$32,069

8.	INCOME TAXES
As a result of legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35.0% to 21.0%. The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending June 30, 2019, including reducing the U.S. federal corporate statutory tax rate to 21.0%. The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

9.	EQUITY AND STOCK-BASED COMPENSATION
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company (the “Board”), authorized a program to repurchase up to $100 million of common stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. As of September 30, 2018, the Company has $64.8 million remaining under the current Board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying unaudited condensed consolidated financial statements.
Restricted Stock Units. During the three months ended September 30, 2018 and 2017, the Company granted 733,995 and 506,716 restricted stock unit awards (“RSUs”) to employees and directors, respectively. RSUs granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to the Company’s CEO, which vest one-fourth on each fiscal year end.

The Company’s income before income taxes and net income for the three months ended September 30, 2018 and 2017 include stock award expense of $6,851 and $3,659, with total income tax benefit of $1,731 and $1,499, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2018, unrecognized compensation expense related to non-vested awards aggregated to $43,615 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2019	$15,017
2020	14,925
2021	8,536
2022	2,589
2023	1,382
Thereafter	1,166
Total	$43,615

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2017	1,240,322	$22.52
Granted	747,022	26.53
Vested	(629,755)	22.55
Canceled	(123,858)	23.38
Non-vested balance at June 30, 2018	1,233,731	$24.84
Granted	733,995	37.09
Vested	(247,582)	23.32
Canceled	(25,188)	28.05
Non-vested balance at September 30, 2018	1,694,956	$30.32

The total fair value of shares vested for the three months ended September 30, 2018 was $9,768. The total fair value of shares vested for the three months ended September 30, 2017 was $5,646.

10.	EARNINGS PER COMMON SHARE
Earnings per common share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income attributable to common stock (net income after deducting dividends on preferred stock) by the sum of the weighted-average number of common shares outstanding during the year and the unvested average of participating RSUs. Diluted EPS is computed by dividing the sum of net income attributable to common stock and dividends on diluted preferred stock by the sum of the weighted-average number of common shares outstanding during the year and the impact of dilutive potential common shares, such as nonparticipating RSUs, stock options and convertible preferred stock.
The Company accounts for unvested stock-based compensation awards containing non-forfeitable rights to dividends or dividend equivalents (collectively, “dividends”) as participating securities and includes the awards in the EPS calculation using the two-class method. The Company had granted restricted stock units under the 2004 Stock Incentive Plan to certain directors and employees, which entitle the recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. Under the 2014 Stock Incentive Plan, RSUs have no stockholder rights, meaning they are not entitled to dividends and are considered nonparticipating. These nonparticipating RSUs are not included in the basic EPS calculation and are included in the diluted EPS calculation using the treasury stock method.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2018	2017
Earnings Per Common Share
Net income	$36,841	$32,383
Preferred stock dividends	(77)	(77)
Net income attributable to common shareholders	$36,764	$32,306
Average common shares outstanding	62,795,598	63,626,512
Average unvested RSUs (as revised for 2017)	—	94,093
Total qualifying shares (as revised for 2017)	62,795,598	63,720,605
Earnings per common share (as revised for 2017)	$0.59	$0.51
Diluted Earnings Per Common Share
Dilutive net income attributable to common shareholders	$36,764	$32,306
Average common shares issued and outstanding (as revised for 2017)	62,795,598	63,720,605
Dilutive effect of average unvested RSUs (as revised for 2017)	561,438	471,967
Total dilutive common shares outstanding (as revised for 2017)	63,357,036	64,192,572
Diluted earnings per common share (as revised for 2017)	$0.58	$0.50

11.	COMMITMENTS AND CONTINGENCIES
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
At September 30, 2018, the Company had commitments to originate $49,695 in fixed rate loans and leases and $623,583 in variable rate loans, totaling an aggregate outstanding principal balance of $673,278. Our fixed rate loan and lease commitments to originate had rates ranging from 3.63% to 8.86%. At September 30, 2018, the Company also had commitments to sell $64,869 in fixed rate loans and $838 in variable rate loans, totaling an aggregate outstanding principal balance of $65,707.
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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint.
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

12.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the three months ended September 30, 2018, and no new loans and no refinances of existing loans during the three months ended September 30, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of Axos Financial, Inc. and subsidiary (the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2018, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include changes in the interest rate environment, economic conditions, changes in the competitive marketplace, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2018, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is the holding company for Axos Bank, which was renamed from BofI Federal Bank on October 1, 2018 (the “Bank”), a diversified financial services company with approximately $9.8 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. The Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
Our Bank is a federal savings bank wholly-owned by our Company and regulated by the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve that has broad authority to issue regulations implementing numerous consumer laws, to which we are subject.
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
Effect of Tax Cuts and Jobs Act of 2017
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including reducing the U.S. federal corporate statutory tax rate to from 35% to 21.0%, see Results of Operations for further information.

Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. There was one acquisition during the fiscal year ended June 30, 2018, and none during the three months ended September 30, 2018; however, in July 2018, the Bank renewed its agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2019 tax season. Further discussion of our Brand Partnership Products can be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2018 and Note 2 – “Significant Accounting Policies” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

Bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. On April 4, 2018, we completed the acquisition of the bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. (“Epiq”). The assets we acquired include comprehensive software solutions, trustee customer relationships, trade name, accounts receivable and fixed assets. The business provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries in all fifty states. This business is expected to generate fee income from bank partners and bankruptcy cases, as well as opportunities to source low cost deposits. No deposits were acquired as part of the transaction.

Nationwide Bank. On August 3, 2018, we entered into a purchase and assumption agreement (the “Agreement”) with Nationwide Bank (“Nationwide”) to acquire substantially all of the Nationwide deposits at the time of closing, estimated at approximately $3 billion in deposits, including $1 billion in checking, savings and money market accounts and $2 billion in time deposit accounts. Under the Agreement, we will receive cash for the deposit balances transferred less a premium commensurate with the fair market value of the deposits purchased. On September 12, 2018 we received regulatory approval from the OCC to proceed with the definitive purchase and assumption transaction. The closing of the transaction is targeted for November 2018.

COR Clearing. On October 1, 2018 we announced that our subsidiary, Axos Clearing, LLC, had signed a definitive agreement to acquire by merger the parent company of COR Clearing LLC (“COR Clearing”). Headquartered in Omaha, Nebraska, COR Clearing is a leading, full-service correspondent clearing firm for independent broker-dealers. Established as a part of Mutual of Omaha Insurance Company and spun off as Legent Clearing in 2002, COR Clearing provides clearing, settlement, custody, securities and margin lending, and technology solutions to more than sixty introducing broker-dealers and 90,000 customers. We expect the acquisition to close in the first half of calendar 2019, subject to regulatory approval and other customary closing conditions.
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
Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2018 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2018.

USE OF NON-GAAP FINANCIAL MEASURES
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as adjusted earnings, adjusted earnings per common share, and tangible book value per common share. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as to their use of such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
We define net income without the after-tax impact of acquisition related costs and excess FDIC expense as adjusted earnings (“adjusted earnings”), a non-GAAP financial measure. Excess FDIC expense is defined as the higher insurance costs associated with increased levels of short-term brokered deposits in anticipation of the acquisition of deposits from Nationwide Bank. Adjusted earnings per diluted common share (“adjusted EPS”), a non-GAAP financial measure, is calculated by dividing adjusted earnings by the average number of diluted common shares outstanding during the period. We believe adjusted earnings and adjusted EPS provide useful information about the Bank’s operating performance. Excluding the acquisition related costs and excessive FDIC expense provides investors with an understanding of Axos’ core lending and banking business.
Below is a reconciliation of net income to adjusted earnings and adjusted EPS (Non-GAAP):

	Three Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2018	2017
Net income	$36,841	$32,383
Acquisition-related costs	999	12
Excess FDIC expense	1,111	—
Income taxes	(533)	(5)
Adjusted earnings (Non-GAAP)	$38,418	$32,390
Adjusted EPS (Non-GAAP)	$0.61	$0.50
We define book value adjusted for goodwill and other intangible assets as tangible book value (“tangible book value”), a non-GAAP financial measure. Tangible book value is calculated using common stockholders’ equity minus mortgage servicing rights, goodwill and other intangible assets. Tangible book value per common share, a non-GAAP financial measure, is calculated by dividing tangible book value by the common shares outstanding at the end of the period. We believe tangible book value per common share is useful in evaluating the Company’s capital strength, financial condition, and ability to manage potential losses.
Below is a reconciliation of total stockholders’ equity to tangible book value (Non-GAAP):

	Three Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2018	2017
Total stockholders’ equity	1,000,247	866,694
Less: preferred stock	5,063	5,063
Common stockholders’ equity	995,184	861,631
Less: mortgage servicing rights, carried at fair value	11,216	8,044
Less: goodwill and other intangible assets	67,139	—
Tangible common stockholders’ equity (Non-GAAP)	916,829	853,587
Common shares outstanding at end of period	62,831,731	63,655,970
Tangible book value per common share (Non-GAAP)	14.59	13.41

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	September 30, 2018	June 30, 2018	September 30, 2017
Selected Balance Sheet Data:
Total assets	$9,791,520	$9,539,504	$8,581,628
Loans and leases—net of allowance for loan and lease losses	8,654,500	8,432,289	7,512,999
Loans held for sale, at fair value	30,916	35,077	21,532
Loans held for sale, lower of cost or fair value	6,078	2,686	7,470
Allowance for loan and lease losses	50,120	49,151	42,099
Securities—available-for-sale	202,727	180,305	219,713
Total deposits	6,077,588	7,985,350	7,178,800
Securities sold under agreements to repurchase	—	—	10,000
Advances from the FHLB	2,580,000	457,000	400,000
Subordinated notes and debentures and other	54,588	54,552	54,479
Total stockholders’ equity	1,000,247	960,513	866,694

Capital Ratios:
Equity to assets at end of period	10.22%	10.07%	10.10%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	10.02%	9.45%	10.29%
Common equity tier 1 capital (to risk-weighted assets)	13.42%	13.27%	15.10%
Tier 1 capital (to risk-weighted assets)	13.49%	13.34%	15.19%
Total capital (to risk-weighted assets)	14.95%	14.84%	16.82%
Axos Bank, renamed from BofI Federal Bank on October 1, 2018:
Tier 1 leverage (core) capital to adjusted average assets	9.41%	8.88%	9.95%
Common equity tier 1 capital (to risk-weighted assets)	12.69%	12.53%	14.70%
Tier 1 capital (to risk-weighted assets)	12.69%	12.53%	14.70%
Total capital (to risk-weighted assets)	13.41%	13.27%	15.44%

AXOS FINANCIAL, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2018	2017
Selected Income Statement Data:
Interest and dividend income	$122,797	$103,511
Interest expense	36,518	22,961
Net interest income	86,279	80,550
Provision for loan and lease losses	600	1,000
Net interest income after provision for loan and lease losses	85,679	79,550
Non-interest income	16,543	13,340
Non-interest expense	52,922	38,020
Income before income tax expense	49,300	54,870
Income tax expense	12,459	22,487
Net income	$36,841	$32,383
Net income attributable to common stock	$36,764	$32,306

Per Common Share Data:
Net income:
Basic (revised for September 2017)	$0.59	$0.51
Diluted (revised for September 2017)	$0.58	$0.50
Book value per common share	$15.84	$13.54
Tangible book value per common share (Non-GAAP)	$14.59	$13.41

Weighted average number of common shares outstanding:
Basic (revised for September 2017)	62,795,598	63,720,605
Diluted (revised for September 2017)	63,357,036	64,192,572
Common shares outstanding at end of period	62,831,731	63,655,970
Common shares issued at end of period	66,043,642	65,334,353

Performance Ratios and Other Data:
Loan and lease originations for investment	$1,350,179	$960,512
Loan originations for sale	$302,967	$330,269
Return on average assets	1.57%	1.54%
Return on average common stockholders’ equity	14.98%	15.24%
Interest rate spread[1]	3.39%	3.62%
Net interest margin[2]	3.76%	3.87%
Efficiency ratio	51.47%	40.49%

Asset Quality Ratios:
Net annualized charge-offs (recoveries) to average loans and leases	(0.02)%	(0.01)%
Non-performing loans and leases to total loans and leases	0.35%	0.42%
Non-performing assets to total assets	0.40%	0.39%
Allowance for loan and lease losses to total loans and leases held for investment at end of period	0.57%	0.55%
Allowance for loan and lease losses to non-performing loans and leases	166.31%	131.15%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2018 and 2017
For the three months ended September 30, 2018, we had net income of $36.8 million compared to net income of $32.4 million for the three months ended September 30, 2017. Net income attributable to common stockholders was $36.8 million or $0.58 per diluted share for the three months ended September 30, 2018 compared to net income attributable to common stockholders of $32.3 million or $0.50 per diluted share for the three months ended September 30, 2017.
Other key comparisons between our operating results for the three months ended September 30, 2018 and 2017 are as follows:

•
Net interest income increased $5.7 million due to a 10.4% increase in average earning assets in the three months ended September 30, 2018. This increase was primarily the result of growth in volume and increase in the average yield earned in our loan portfolio, partially offset by an increase in rates in our interest-bearing demand and savings deposit portfolio and FHLB borrowings as well as an increase in the volume of our time deposits. Our net interest margin decreased 11 basis points in the three months ended September 30, 2018 compared to September 30, 2017.

•
Non-interest income increased $3.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The $3.2 million increase in non-interest income for the three months ended September 30, 2018 was primarily the result an increase of $3.8 million increase in banking and service fees, and an increase of $2.7 million in gain on sale – other due to increased sales of lottery and structured settlement receivables, partially offset by a $2.9 million decrease in mortgage banking, and a decrease in realized gain on securities of $0.4 million.

•
Non-interest expense increased $14.9 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, salaries and related expenses increased $8.5 million due to the overall increase in staff. FDIC and regulator fees increased $1.8 million, advertising and promotional expenses increased $1.5 million, depreciation and amortization increased $1.3 million, general and administrative costs increased $0.9 million, data processing and interest costs increased $0.7 million, to support increased operations.

Adjusted earnings and adjusted EPS, non-GAAP measures, which exclude non-cash amortization expenses and non-recurring costs related to mergers and acquisitions and excess FDIC expense, increased 18.6% to $38.4 million and 22.0% to $0.61, respectively, for the quarter ended September 30, 2018 compared to $32.4 million and $0.50, respectively, for the quarter ended September 30, 2017.
Net Interest Income
Net interest income for the three months ended September 30, 2018 totaled $86.3 million, an increase of 7.11% compared to net interest income of $80.6 million for the three months ended September 30, 2017. The growth of net interest income for the three months ended September 30, 2018 compared to September 30, 2017 is primarily due to increased average earnings assets from net loan and lease portfolio growth.
Total interest and dividend income during the three months ended September 30, 2018 increased 18.63% to $122.8 million, compared to $103.5 million during the three months ended September 30, 2017. The increase in interest and dividend income for the three months ended September 30, 2018 was primarily attributable to growth in average earning assets from loan and lease originations, primarily in the single family and C&I portfolios and increased loan and lease yields. The average yield on interest earning assets increased by 37 basis points for the three months ended September 30, 2018 compared to September 30, 2017, primarily due to increased yields on single family mortgage and C&I loan products. The average balance of loans and leases increased 12.9% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Total interest expense was $36.5 million for the three months ended September 30, 2018, an increase of $13.6 million or 59.04% as compared with the quarter ended September 30, 2017. The increase in interest expense for the three months ended September 30, 2018 was primarily attributable to an increase in the average funding rate of 60 basis points and growth in time deposits for the three months ended September 30, 2018 compared to 2017. The increase in the average cost of funds rate for the three months ended September 30, 2018 compared to 2017 was primarily due to a 58 basis point increase in average rates paid on interest-bearing demand and savings deposits due to increases in prevailing deposit rates across the industry and a $128.5 million increase in average balance of advances from FHLB. The rates on advances from the FHLB also increased due primarily to the Federal Reserve rate increases.
Net interest margin, defined as annualized net interest income divided by average earning assets, decreased by 11 basis points to 3.76% for the three months ended September 30, 2018. The decreased net interest margin was primarily the result of an increase in rates paid of 58 basis points on both interest-bearing demand and savings accounts and FHLB advances, partially offset by the increase in average yield of interest earning assets of 37 basis points.
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

	For the Three Months Ended
	September 30,
	2018			2017
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$8,458,376	$116,593	5.51%	$7,492,206	$97,575	5.21%
Interest-earning deposits in other financial institutions	510,462	2,568	2.01%	520,463	1,692	1.30%
Mortgage-backed and other investment securities[4]	180,139	3,013	6.69%	245,702	3,128	5.09%
Stock of the FHLB, at cost	35,745	623	6.97%	63,207	1,116	7.06%
Total interest-earning assets	9,184,722	122,797	5.35%	8,321,578	103,511	4.98%
Non-interest-earning assets	197,728			102,404
Total assets	$9,382,450			$8,423,982
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,380,904	$17,401	1.59%	$4,694,529	$11,864	1.01%
Time deposits	1,743,663	11,280	2.59%	813,794	5,454	2.68%
Securities sold under agreements to repurchase	—	—	—%	16,522	176	4.26%
Advances from the FHLB	1,287,885	6,908	2.15%	1,159,388	4,552	1.57%
Subordinated notes and debentures and other	54,590	929	6.81%	54,479	915	6.72%
Total interest-bearing liabilities	7,467,042	36,518	1.96%	6,738,712	22,961	1.36%
Non-interest-bearing demand deposits	850,816			760,763
Other non-interest-bearing liabilities	77,947			71,644
Stockholders’ equity	986,645			852,863
Total liabilities and stockholders’ equity	$9,382,450			$8,423,982
Net interest income		$86,279			$80,550
Interest rate spread[5]			3.39%			3.62%
Net interest margin[6]			3.76%			3.87%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Loans and leases include average balances of $28.9 million and $29.8 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2018 and 2017 three-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended September 30, 2018 and 2017. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	For the Three Months Ended
	September 30,
	2018 vs 2017
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$13,147	$5,871	$19,018
Interest-earning deposits in other financial institutions	(34)	910	876
Mortgage-backed and other investment securities	(955)	840	(115)
Stock of the FHLB, at cost	(479)	(14)	(493)
	$11,679	$7,607	$19,286
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$(842)	$6,379	$5,537
Time deposits	6,015	(189)	5,826
Securities sold under agreements to repurchase	(88)	(88)	(176)
Advances from the FHLB	543	1,813	2,356
Subordinated notes and debentures and other	2	12	14
	$5,630	$7,927	$13,557

Provision for Loan and Lease Losses
The loan and lease loss provision was $0.6 million for the three months ended September 30, 2018 compared to $1.0 million for the three months ended September 30, 2017. The decrease in the provision is primarily the result of changes in loan mix and net recoveries of $0.4 million. Provisions for loan and lease losses are charged to income to bring the allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan and Lease Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2018	2017	Inc (Dec)
Realized gain (loss) on securities:
Sale of securities	$(133)	$282	$(415)
Total realized gain (loss) on securities	(133)	282	(415)
Unrealized loss on securities:
Total impairment losses	$—	$(194)	$194
Loss recognized in other comprehensive loss	—	45	(45)
Net impairment loss recognized in earnings	—	(149)	149
Fair value gain on trading securities	—	—	—
Total unrealized loss on securities	—	(149)	149
Prepayment penalty fee income	904	1,069	(165)
Gain on sale – other	3,133	446	2,687
Mortgage banking income	1,815	4,708	(2,893)
Banking and service fees	10,824	6,984	3,840
Total non-interest income	$16,543	$13,340	$3,203
Our relationship with H&R Block began in fiscal 2016 and introduced seasonality into banking and service fees category of non-interest income, with an increase during our second quarter and the peak income in this category typically occurring during our third fiscal quarter ended March 31. Therefore, banking and services fees for the three months ended September 30, 2018 are not indicative of results to be expected for other quarters during the fiscal year. Historically, the primary non-interest income generating H&R Block products and services that lead to the increased banking and service fees are Emerald Prepaid Mastercard® (“EPC”) and Refund Transfer (“RT”).

Non-interest income increased $3.2 million to $16.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was the result of an increase of $3.8 million in banking and service fees, primarily due to fee income from Axos Fiduciary Services of $2.3 million and increased fees from business loans and deposits, an increase of $2.7 million in gain on sale – other, due a sale of lottery receivables, and a decrease of $0.1 million in unrealized loss on securities, partially offset by a decrease of $2.9 million in mortgage banking income, a decrease of $0.4 million in realized gain on sale of securities, and a decrease of $0.2 million in prepayment penalty fee income. Banking and service fees includes H&R Block-branded product fees, deposit fees, fee income from prepaid card sponsors, and certain C&I loan fees. The primary non-interest income-generating H&R Block products and services that led to the increased banking and service fees are EPC and RT. For the three months ended September 30, 2018, EPC was $1.3 million compared to the $1.4 million three months ended September 30, 2017. For the three months ended September 30, 2018, RT was $0.1 million compared to the $0.1 million for the three months ended September 30, 2017.

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

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2018	2017	Inc (Dec)
Salaries and related costs	$30,662	$22,133	$8,529
Data processing and internet	4,735	4,065	670
Advertising and promotional	4,425	2,966	1,459
Depreciation and amortization	3,016	1,748	1,268
Professional services	1,858	1,624	234
Occupancy and equipment	1,602	1,481	121
FDIC and regulator fees	2,926	1,091	1,835
Real estate owned and repossessed vehicles	(55)	69	(124)
Other general and administrative	3,753	2,843	910
Total non-interest expenses	$52,922	$38,020	$14,902
Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, advertising and promotional, professional services, occupancy and equipment, and other operating expenses, was $52.9 million for the three months ended September 30, 2018, up from $38.0 million for the three months ended September 30, 2017. The increase in non-interest expense for the three months ended September 30, 2018 was primarily due to the expansion of the Bank, specifically in areas related to lending, deposits, and trustee and fiduciary services.
Total salaries and related costs increased $8.5 million to $30.7 million for the quarter ended September 30, 2018, compared to $22.1 million for the quarter ended September 30, 2017 due to increased staffing levels to support growth in deposit and lending, information technology infrastructure development and compliance activities. Our staff increased to 809 from 708, or 14.3% between September 30, 2018 and 2017, including the additional staff hired to run the trustee and fiduciary services.
Data processing and internet expense increased $0.7 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was primarily due to enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotional expense increased $1.5 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was primarily due to additional lead generation costs, increased deposit marketing and rebranding costs.
Depreciation and amortization expense increased $1.3 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was primarily due to depreciation on lending platform enhancements and infrastructure development, and amortization of intangibles.
Professional services, which include accounting and legal fees, increased $0.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily attributable to increased consulting and legal fees.
Occupancy and equipment expense increased $0.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, in order to support increased production and office space for additional employees.
The cost of our FDIC and OCC standard regulatory charges increased $1.8 million for the three months ended September 30, 2018, compared to the three month period ending September 30, 2017. The increase was due to growth of the Bank’s average liabilities and increase in short term brokered deposits. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs increased by $0.9 million for the three months ended September 30, 2018, compared to the three month period ended September 30, 2017 primarily related to costs supporting loan and deposit production.

Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2018 and 2017 were 25.27% and 40.98%, respectively. The primary reason for the change in the tax rates in the result of legislation commonly referred to as the Tax Cuts and Jobs Act that was enacted on December 22, 2017, which changed the federal statutory rate from 35.0% to 21.0%. The Company recorded $1.3 million and $0.5 million of excess tax benefits from stock compensation for the three months ended September 30, 2018 and 2017, respectively.

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $252.0 million, or 2.6%, to $9,791.5 million, as of September 30, 2018, up from $9,539.5 million at June 30, 2018. The increase in total assets was primarily due to an increase of $222.2 million in net loans held for investment and an increase in investment securities of $22.4 million. Total liabilities increased $212.3 million, primarily from an increase in FHLB advances of $2,123.0 million, partially offset by a decrease in deposits of $1,907.8 million, as we prepare for the acquisition of the Nationwide Bank deposits.
Loans and Leases
Net loans and leases held for investment increased 2.6% to $8,654.5 million at September 30, 2018 from $8,432.3 million at June 30, 2018. The increase in the loan and lease portfolio was primarily due to loan and lease originations and purchases of $1,350.2 million, partially offset by loan and lease repayments and other adjustments of $1,128.0 million during the three months ended September 30, 2018.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	September 30, 2018		June 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$4,265,909	48.9%	$4,198,941	49.3%
Home equity	2,436	—%	2,306	—%
Warehouse and other	374,317	4.3%	412,085	4.8%
Multifamily real estate secured	1,836,784	21.1%	1,800,919	21.1%
Commercial real estate secured	243,040	2.8%	220,379	2.6%
Auto and RV secured	236,978	2.7%	213,522	2.5%
Factoring	96,929	1.1%	169,885	2.1%
Commercial & Industrial	1,640,017	18.8%	1,481,051	17.4%
Other	21,048	0.3%	18,598	0.2%
Total gross loans and leases	8,717,458	100.0%	8,517,686	100.0%
Allowance for loan and lease losses	(50,120)		(49,151)
Unaccreted discounts and loan and lease fees	(12,838)		(36,246)
Total net loans and leases	$8,654,500		$8,432,289

The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. Also, the Bank previously purchased option adjustable-rate mortgage (“ARM”) loans and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of September 30, 2018, the Company had $1,190.8 million of interest only mortgage loans and $1.9 million of option adjustable-rate mortgage loans. Through September 30, 2018, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan and Lease Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At September 30, 2018, our non-performing loans totaled $30.1 million, or 0.35% of total gross loans and our total non-performing assets totaled $39.6 million, or 0.40% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2018	June 30, 2018	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$28,257	$28,446	$(189)
Home equity	16	16	—
Multifamily real estate secured	—	232	(232)
Total non-performing loans secured by real estate	28,273	28,694	(421)
Auto and RV secured	114	60	54
Commercial & Industrial	1,590	2,361	(771)
Other	159	111	48
Total non-performing loans	30,136	31,226	(1,090)
Foreclosed real estate	9,397	9,385	12
Repossessed—Auto and RV	100	206	(106)
Total non-performing assets	$39,633	$40,817	$(1,184)
Total non-performing loans as a percentage of total loans and leases	0.35%	0.37%	(0.02)%
Total non-performing assets as a percentage of total assets	0.40%	0.43%	(0.03)%

Total non-performing assets decreased from $40.8 million at June 30, 2018 to $39.6 million at September 30, 2018. As a percentage of total assets, non-performing assets decreased from 0.43% at June 30, 2018 to 0.40% at September 30, 2018. The non-performing assets decrease of approximately $1.2 million was primarily the result of an increase in non-performing single family real estate secured loans.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. The Bank had no performing troubled debt restructurings at September 30, 2018 and June 30, 2018.
Potential Impact to Credit Quality – Recent Hurricanes
We have loans secured by real estate located in areas affected by the hurricanes that moved through the Carolinas and Florida. We require our borrowers to maintain adequate levels of insurance, including windstorm insurance in hurricane-prone areas and flood insurance in areas prone to flooding. We performed analytical procedures and discussed directly with borrowers to determine the properties most likely to be impacted. We have minimal exposures in these areas. We believe based on our analysis and other procedures that properties in impacted areas have appropriate insurance coverages and that any damage incurred will not result in a material loss to the Bank.
Allowance for Loan and Lease Losses
We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan and lease losses is adequate at September 30, 2018, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.

The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at September 30, 2018 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $236.9 million of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $113.9 million; 715 – 769: $83.8 million; 700 – 714: $21.3 million; 660 – 699: $16.6 million and less than 660: $1.3 million.
The Company experienced increased charge-offs of RV loans in fiscal 2007 through 2011, due to the nationwide recession. Our portfolio of RV loans is expected to decrease in the future because the Bank ceased originating RV loans in fiscal 2009.
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
The Company had $4,237.7 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,469.4 million; 61% – 70%: $1,383.2 million; 71% – 80%: $384.8 million; greater than 80%: $0.2 million.
The Company had $1,836.8 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $932.7 million; 56% – 65%: $599.1 million; 66% – 75%: $294.3 million; 76% – 80%: $9.5 million and greater than 80%: $1.2 million.
The Company had $243.0 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $120.5 million; 51% – 60%: $57.5 million; 61% – 70%: $57.1 million; and 71% – 80%: $7.9 million.
The weighted average LTV percentage for our entire real estate loan portfolio was 55% at September 30, 2018. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan and lease loss provisions in the future to provide a larger loss allowance for one or more of our loan and lease types.
The following table summarizes impaired loans and leases as of:

(Dollars in thousands)	September 30, 2018	June 30, 2018
Nonaccrual loans and leases—90+ days past due plus other nonaccrual loans and leases	$29,396	$30,197
Troubled debt restructuring loans—nonaccrual	739	1,029
Total impaired loans and leases	$30,135	$31,226

The following table reflects management’s allocation of the allowance for loan and lease losses by loan and lease category and the ratio of each loan and lease category to total loans and leases as of the dates indicated:

	September 30, 2018		June 30, 2018
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$21,695	43.4%	$20,368	41.5%
Home equity	14	—%	14	—%
Warehouse and other	1,929	3.8%	2,080	4.2%
Multifamily real estate secured	4,926	9.8%	5,010	10.2%
Commercial real estate secured	855	1.7%	849	1.7%
Auto and RV secured	3,615	7.2%	3,178	6.5%
Factoring	322	0.6%	445	0.9%
Commercial & Industrial	15,769	31.5%	16,238	33.0%
Other	995	2.0%	969	2.0%
Total	$50,120	100.0%	$49,151	100.0%
The loan and lease loss provision was $0.6 million and $1.0 million for the three months ended September 30, 2018 and September 30, 2017, respectively. The decrease for the three months ended September 30, 2018 in the loan and lease loss provision was primarily the result of changes in loan and lease mix, slower loan growth and net recoveries of $0.4 million. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan and lease loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $202.7 million as of September 30, 2018, compared with $180.3 million at June 30, 2018. During the three months ended September 30, 2018, we purchased securities for $39.9 million, sold $2.1 million of securities and received principal repayments of approximately $15.8 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.
Deposits
Deposits decreased a net $1,907.8 million, or 23.9%, to $6,077.6 million at September 30, 2018, from $7,985.4 million at June 30, 2018. Our deposit reduction was planned as we had short term brokered deposits mature and municipal and other higher cost deposits run-off in anticipation of the acquisition of the Nationwide Bank deposits in November 2018. These deposits were temporarily replaced by short-term borrowings until the acquisition.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2018		June 30, 2018
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$861,362	—%	$1,015,355	—%
Interest-bearing:
Demand	1,567,093	1.68%	2,519,845	1.60%
Savings	2,244,512	1.45%	2,482,430	1.31%
Total interest-bearing demand and savings	3,811,605	1.55%	5,002,275	1.46%
Time deposits:
$250 and under[2]	1,275,089	2.70%	1,837,274	2.34%
Greater than $250	129,532	2.18%	130,446	2.05%
Total time deposits	1,404,621	2.66%	1,967,720	2.32%
Total interest bearing[2]	5,216,226	1.85%	6,969,995	1.70%
Total deposits	$6,077,588	1.58%	$7,985,350	1.48%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,513.1 million and $2,055.9 million as of September 30, 2018 and June 30, 2018, respectively, of which $1,267.4 million and $1,692.8 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of accounts by type as of the date indicated:

	September 30, 2018	June 30, 2018	September 30, 2017
Non-interest bearing prepaid and other accounts	2,931,624	3,535,904	2,705,821
Interest-bearing checking and savings accounts	268,485	270,082	273,412
Time deposits	2,156	2,309	2,452
Total number of accounts	3,202,265	3,808,295	2,981,685

The net decrease of 604,280 of non-interest bearing, prepaid and other accounts for the three months ended September 30, 2018 was primarily the result of the seasonal change in H&R Block-branded products. Our non-interest bearing, prepaid and other accounts contain two omnibus accounts that when condensed for regulatory reporting purposes result in 8,639 accounts as of September 30, 2018.

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	September 30, 2018		June 30, 2018		September 30, 2017
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Repurchase agreements	$—	—%	$—	—%	$10,000	3.76%
FHLB Advances	2,580,000	2.31%	457,000	2.14%	400,000	2.21%
Subordinated notes and debentures and other	54,588	6.54%	54,552	6.55%	54,479	6.36%
Total borrowings	$2,634,588	2.39%	$511,552	2.61%	$464,479	2.75%

Weighted average cost of borrowings during the quarter	2.34%		2.12%		1.83%
Borrowings as a percent of total assets	26.9%		5.4%		5.4%

At September 30, 2018, total borrowings amounted to $2,634.6 million, up $2,123.0 million, or 415.0%, from June 30, 2018 and up $2,170.1 million or 467.2% from September 30, 2017. Total borrowings represented 26.9% of total assets and had a weighted-average cost of borrowing of 2.34% at September 30, 2018, compared with 5.4% of total assets at a weighted-average cost of borrowing of 2.12% at June 30, 2018 and 5.4% of total assets at a weighted-average cost of borrowing of 1.83% at September 30, 2017.

We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At September 30, 2018, we no longer had any FHLB advances including agreements that allow the FHLB, at its option, to put the advances back to us after specified dates.
Stockholders’ Equity
Stockholders’ equity increased $39.7 million to $1,000.2 million at September 30, 2018 compared to $960.5 million at June 30, 2018. The increase was the result of our net income for the three months ended September 30, 2018 of $36.8 million, vesting and issuance of RSUs of $2.8 million, a $0.2 million unrealized loss in other comprehensive income, net of tax, less a reduction of $0.1 million for dividends declared on preferred stock.

LIQUIDITY
Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Operating Activities	$43,529	$52,904
Investing Activities	$(343,484)	$(91,182)
Financing Activities	$211,074	$26,658
During the three months ended September 30, 2018, we had net cash inflows from operating activities of $43.5 million compared to inflows of $52.9 million for the three months ended September 30, 2017, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $343.5 million for the three months ended September 30, 2018, while outflows totaled $91.2 million for the same period in fiscal year 2018. The increase was primarily due to increased originations of loans and leases in the fiscal 2019 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $211.1 million for the three months ended September 30, 2018, and $26.7 million for the three months ended September 30, 2017. Net cash provided by financing activities increased primarily from a net increase in deposits for the three months ended September 30, 2018 compared to September 30, 2017.
During the three months ended September 30, 2018, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2018, the Company had $354.1 million available immediately being fully collateralized. At September 30, 2018, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2018, the Bank did not have any borrowings outstanding and the amount available from this source was $1,354.3 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits of $1.5 billion at September 30, 2018. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At September 30, 2018, we had commitments to originate loans with an aggregate outstanding principal balance of $673.3 million, and commitments to sell loans with an aggregate outstanding principal balance of $65.7 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint.
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

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of September 30, 2018 totaled $705.1 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of September 30, 2018
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$2,681,340	$2,366,882	$139,354	$77,410	$97,694
Time deposits[2]	1,523,783	729,684	146,339	138,533	509,227
Operating lease obligations[3]	86,055,102	5,056,004	13,205,405	15,208,049	52,585,644
Total	$90,260,225	$8,152,570	$13,491,098	$15,423,992	$53,192,565

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2018.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for leases of real property.
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for September 30, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2018, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2018 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank, renamed from BofI Federal Bank on October 1, 2018		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	September 30, 2018	June 30, 2018	September 30, 2018	June 30, 2018
Regulatory Capital:
Tier 1	$935,516	$893,338	$875,364	$837,985
Common equity tier 1	$928,453	$888,275	$875,364	$837,985
Total capital (to risk-weighted assets)	$1,034,812	$993,650	$925,660	$887,297

Assets:
Average adjusted	$9,314,883	$9,450,894	$9,306,032	$9,509,891
Total risk-weighted	$6,920,915	$6,694,963	$6,900,408	$6,686,634

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	10.02%	9.45%	9.41%	8.88%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	13.42%	13.27%	12.69%	12.53%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	13.49%	13.34%	12.69%	12.53%	8.00%	6.00%
Total capital (to risk-weighted assets)	14.95%	14.84%	13.41%	13.27%	10.00%	8.00%
Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At September 30, 2018, our Company and Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.
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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2018 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2018
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$533,969	$—	$—	$—	$533,969
Securities[1]	177,126	8,889	8,161	8,551	202,727
Stock of the FHLB, at cost	69,660	—	—	—	69,660
Loans and leases—net of allowance for loan loss	3,389,853	1,062,210	4,152,626	49,811	8,654,500
Loans held for sale	36,994	—	—	—	36,994
Total interest-earning assets	4,207,602	1,071,099	4,160,787	58,362	9,497,850
Non-interest earning assets	—	—	—	—	293,670
Total assets	$4,207,602	$1,071,099	$4,160,787	$58,362	$9,791,520
Interest-bearing liabilities:
Interest-bearing deposits	$993,080	$3,523,744	$223,528	$475,874	$5,216,226
Securities sold under agreements to repurchase	—	—	—	—	—
Advances from the FHLB	2,337,500	20,000	192,500	30,000	2,580,000
Subordinated notes and debentures and other	5,096	—	—	49,492	54,588
Total interest-bearing liabilities	3,335,676	3,543,744	416,028	555,366	7,850,814
Other non-interest-bearing liabilities	—	—	—	—	940,459
Stockholders’ equity	—	—	—	—	1,000,247
Total liabilities and equity	$3,335,676	$3,543,744	$416,028	$555,366	$9,791,520
Net interest rate sensitivity gap	$871,926	$(2,472,645)	$3,744,759	$(497,004)	$1,647,036
Cumulative gap	$871,926	$(1,600,719)	$2,144,040	$1,647,036	$1,647,036
Net interest rate sensitivity gap—as a % of total interest earning assets	9.18%	(26.03)%	39.43%	(5.23)%	17.34%
Cumulative gap—as % of total interest earning assets	9.18%	(16.85)%	22.57%	17.34%	17.34%

[1]	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2018 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of September 30, 2018
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$353,887	(3.9)%	$372,751	(3.9)%
Base	$368,077	—%	$388,054	—%
Down 200 basis points	$380,490	3.4%	$402,190	3.6%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of September 30, 2018
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,131,620	(6.7)%	11.9%
Up 200 basis points	$1,184,338	(2.3)%	12.3%
Up 100 basis points	$1,218,049	0.5%	12.5%
Base	$1,212,589	—%	12.3%
Down 100 basis points	$1,165,467	(3.9)%	11.7%
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
The information set forth in Note 11 – “Commitments And Contingencies” to the Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.
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
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2018. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended September 30, 2018. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plan does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. During the quarter ended September 30, 2018, there were 0 shares purchased under the plan.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended September 30, 2018
July 1, 2018 to September 30, 2018	—	$—	—	$64,817
For the Three Months Ended September 30, 2018	—	$—	—	$64,817

Stock Retained in Net Settlement
July 1, 2018 to July 31, 2018	40,208
August 1, 2018 to August 31, 2018	62,507
September 1, 2018 to September 30, 2018	1,200
For the Three Months Ended September 30, 2018	103,915

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

2.1
Agreement and Plan of Merger, by and among Axos Clearing, LLC, Axos Clarity MergeCo., Inc., Cor Securities Holdings, Inc., the Seller Parties thereto and the Holder Representative, dated September 28, 2018

Exhibit 2.1 to Form 8-K filed on October 1, 2018.

3.1	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on September 11, 2018	Exhibit 3.1 to Form 8-K filed on September 12, 2018.

4.1	Form of Common Stock Certificate of the Company	Exhibit 4.1 to Form 8-K filed on September 12, 2018.

10.1	Purchase Agreement between Nationwide Bank and BofI Federal Bank, dated August 3, 2018	Exhibit 99.1 to Form 8-K filed on August 3, 2018.

10.2	Guaranty of Payment and Performance of Agreement and Plan of Merger, executed by the Company in favor of Cor Securities Holdings, Inc. on September 28, 2018	Exhibit 10.1 to Form 8-K filed on October 1, 2018.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Definition Document	Filed herewith.

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	October 24, 2018	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 24, 2018	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)