Form 10-Q
period 2018-12-31
Axos Financial, Inc.
filed 2019-01-29
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37709
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 61,216,497 shares of common stock, $0.01 par value per share, as of January 24, 2019.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	December 31, 2018	June 30, 2018
ASSETS
Cash and due from banks	$256,447	$622,750
Federal funds sold	100	100
Total cash and cash equivalents	256,547	622,850
Securities:
Available-for-sale	216,785	180,305
Stock of the Federal Home Loan Bank, at cost	17,250	17,250
Loans held for sale, carried at fair value	16,135	35,077
Loans held for sale, lower of cost or fair value	2,883	2,686
Loans and leases—net of allowance for loan and lease losses of $53,706 as of December 31, 2018 and $49,151 as of June 30, 2018	9,017,550	8,432,289
Accrued interest receivable	30,616	26,729
Furniture, equipment and software—net	28,540	21,454
Deferred income tax	18,112	17,957
Mortgage servicing rights, carried at fair value	11,215	10,752
Other real estate owned and repossessed vehicles	8,665	9,591
Cash surrender value of life insurance	6,450	6,358
Goodwill and other intangible assets—net	79,829	67,788
Other assets	99,519	88,418
TOTAL ASSETS	$9,810,096	$9,539,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,000,866	$1,015,355
Interest bearing	7,339,654	6,969,995
Total deposits	8,340,520	7,985,350
Advances from the Federal Home Loan Bank	342,500	457,000
Subordinated notes and debentures and other	54,625	54,552
Accrued interest payable	2,570	1,753
Accounts payable and accrued liabilities and other liabilities	75,480	80,336
Total liabilities	8,815,695	8,578,991
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of December 31, 2018 and June 30, 2018	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 66,169,401 shares issued and 61,207,743 shares outstanding as of December 31, 2018; 65,796,060 shares issued and 62,688,064 shares outstanding as of June 30, 2018	662	658
Additional paid-in capital	377,689	366,515
Accumulated other comprehensive income (loss)—net of tax	(227)	(613)
Retained earnings	746,869	671,348
Treasury stock, at cost; 4,961,658 shares as of December 31, 2018 and 3,107,996 shares as of June 30, 2018	(135,655)	(82,458)
Total stockholders’ equity	994,401	960,513
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,810,096	$9,539,504

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except earnings per common share)	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$123,275	$102,034	$239,868	$199,609
Investments	7,964	5,751	14,168	11,687
Total interest and dividend income	131,239	107,785	254,036	211,296
INTEREST EXPENSE:
Deposits	25,985	19,044	54,666	36,362
Advances from the Federal Home Loan Bank	11,574	3,557	18,482	8,109
Other borrowings	960	971	1,889	2,062
Total interest expense	38,519	23,572	75,037	46,533
Net interest income	92,720	84,213	178,999	164,763
Provision for loan and lease losses	4,950	4,000	5,550	5,000
Net interest income, after provision for loan and lease losses	87,770	80,213	173,449	159,763
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	—	(199)	(133)	83
Other-than-temporary loss on securities:
Total impairment (losses) gains	—	(5,904)	—	(6,098)
Loss (gain) recognized in other comprehensive income	—	5,897	—	5,942
Net impairment loss recognized in earnings	—	(7)	—	(156)
Prepayment penalty fee income	2,467	1,165	3,371	2,234
Gain on sale – other	1,943	1,920	5,076	2,366
Mortgage banking income	792	4,055	2,607	8,763
Banking and service fees	11,690	10,165	22,514	17,149
Total non-interest income	16,892	17,099	33,435	30,439
NON-INTEREST EXPENSE:
Salaries and related costs	29,146	24,306	59,808	46,439
Data processing and internet	4,913	3,910	9,648	7,975
Advertising and promotional	3,205	3,811	7,630	6,777
Depreciation and amortization	3,567	1,947	6,583	3,695
Professional services	2,345	856	4,203	2,480
Occupancy and equipment	1,797	1,437	3,399	2,918
FDIC and regulatory fees	1,528	1,005	4,454	2,096
Real estate owned and repossessed vehicles	4	24	(51)	93
General and administrative expense	4,428	3,513	8,181	6,356
Total non-interest expense	50,933	40,809	103,855	78,829
INCOME BEFORE INCOME TAXES	53,729	56,503	103,029	111,373
INCOME TAXES	14,894	24,845	27,353	47,332
NET INCOME	$38,835	$31,658	$75,676	$64,041
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$38,757	$31,580	$75,521	$63,886
COMPREHENSIVE INCOME	$39,015	$32,497	$76,062	$63,920
Basic earnings per common share (revised for December 2017)	$0.62	$0.50	$1.21	$1.00
Diluted earnings per common share (revised for December 2017)	$0.62	$0.49	$1.20	$0.99

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2018	2017	2018	2017
NET INCOME	$38,835	$31,658	$75,676	$64,041
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(67) and $(1,780) for the three months ended December 31, 2018 and 2017, and $(20) and $(2,500) for the six months ended December 31, 2018 and 2017, respectively.	180	(2,975)	292	(3,961)
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $0 and $2,208 for the three months ended December 31, 2018 and 2017, and $0 and $2,227 for the six months ended December 31, 2018 and 2017, respectively.	—	3,689	—	3,715
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $0 and $(74) for the three months ended December 31, 2018 and 2017, and $(39) and $(74) for the six months ended December 31, 2018 and 2017, respectively.	—	125	94	125
Other comprehensive income (loss)	180	839	386	(121)
Comprehensive income	$39,015	$32,497	$76,062	$63,920

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2018	515	$5,063	65,796,060	(3,107,996)	62,688,064	$658	$366,515	$671,348	$(613)	$(82,458)	$960,513
Net income	—	—	—	—	—	—	—	75,676	—	—	75,676
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	386	—	386
Cash dividends on preferred stock	—	—	—	—	—	—	—	(155)	—	—	(155)
Purchase of treasury stock	—	—	—	(1,704,528)	(1,704,528)	—	—	—	—	(47,881)	(47,881)
Stock-based compensation expense and restricted stock unit vesting	—	—	373,341	(149,134)	224,207	4	11,174	—	—	(5,316)	5,862
BALANCE—December 31, 2018	515	$5,063	66,169,401	(4,961,658)	61,207,743	$662	$377,689	$746,869	$(227)	$(135,655)	$994,401

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,676	$64,041
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(211)	(629)
Net accretion of discounts on loans and leases	(926)	(217)
Amortization of borrowing costs	104	103
Stock-based compensation expense	11,178	7,686
Net (gain) loss on sale of investment securities	133	(83)
Impairment charge on securities	—	156
Provision for loan and lease losses	5,550	5,000
Deferred income taxes	(276)	15,105
Origination of loans held for sale	(913,132)	(1,016,493)
Unrealized (gain) loss on loans held for sale	227	(91)
Gain on sales of loans held for sale	(7,683)	(11,129)
Proceeds from sale of loans held for sale (revised for December 2017)	939,295	1,022,737
Change in fair value of mortgage servicing rights	854	379
(Gain) loss on sale of other real estate and foreclosed assets	(202)	6
Depreciation and amortization	6,583	3,695
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(3,906)	(5,404)
Other assets (revised for December 2017)	6,236	(15,352)
Accrued interest payable	817	233
Accounts payable and other liabilities	(4,785)	(2,797)
Net cash provided by (used in) operating activities (revised for December 2017)	115,532	66,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(68,786)	(55,278)
Proceeds from sales of available-for-sale securities	1,927	48,741
Proceeds from repayment of securities	30,863	88,175
Purchase of stock of the Federal Home Loan Bank	(97,459)	—
Proceeds from redemption of stock of the Federal Home Loan Bank	97,459	—
Origination of loans and leases held for investment	(3,141,647)	(2,311,281)
Proceeds from sale of loans and leases held for investment (revised for December 2017)	39,408	206
Origination of mortgage warehouse loans, net	(63,868)	(17,460)
Proceeds from sales of other real estate owned and repossessed assets	1,506	887
Cash paid for acquisition	(14,747)	—
Purchases of loans and leases, net of discounts and premiums	(11,525)	—
Principal repayments on loans and leases	2,568,679	1,814,812
Purchases of furniture, equipment and software	(10,963)	(5,736)
Net cash used in investing activities (revised for December 2017)	(669,153)	(436,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	355,170	493,726
Repayment of the Federal Home Loan Bank term advances	(132,500)	(5,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	18,000	(92,000)
Repayments of other borrowings and securities sold under agreements to repurchase	—	(20,000)
Tax payments related to settlement of restricted stock units	(5,316)	(3,740)
Repurchase of treasury stock	(47,881)	(28,295)
Cash dividends paid on preferred stock	(155)	(155)
Net cash provided by financing activities	187,318	344,536
NET CHANGE IN CASH AND CASH EQUIVALENTS	(366,303)	(25,452)
CASH AND CASH EQUIVALENTS—Beginning of year	$622,850	$643,541
CASH AND CASH EQUIVALENTS—End of period	$256,547	$618,089
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$74,220	$46,301
Income taxes paid	$20,300	$32,638
Transfers from loans and leases held for investment to other real estate and repossessed vehicles	$386	$8,339
Transfers from loans and leases held for investment to loans held for sale	$58,098	$—
Loans and leases held for investment sold, cash not received	$33,996	$—

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2018 AND 2017
(Dollars in thousands, except per share and stated value amounts)
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiary, Axos Bank (the “Bank” and collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to previously reported amounts in the unaudited condensed consolidated financial statements and notes thereto to make them consistent with the current period presentation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2018 included in our Annual Report on Form 10-K.

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

Brand Partnership Products. Through its strategic partnerships division, the Bank has agreements with third-party service providers (“Program Managers”) possessing demonstrated expertise in managing programs involving marketing and processing financial products such as credit, debit, and prepaid cards, and small business and consumer loans. These relationships include the Company’s relationships with H&R Block, Inc., Nationwide Mutual Insurance Company, Netspend and BFS Capital, among others. As delineated by the related contracts, a Program Manager provides program management services in its areas of expertise subject to the Bank’s continuing control and active supervision of the subject program. Underwriting standards and credit decisioning remain with the Bank in all cases. Each of these relationships is designed to allow the Bank to leverage the Program Manager’s knowledge and experience to distribute program-related financial products to a broad and increasing base of customers. With respect to credit products, the Bank generally originates the resulting receivable for sale, but may, in its discretion, retain such receivable. The Bank performs extensive due diligence with respect to each Program Manager and program, and maintains a regimen of comprehensive risk management and strict compliance oversight with respect to all programs.

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

The second product is Refund Transfer (“RT”). The Bank entered into agreements to offer this product in August 2015. The Bank is responsible for the primary oversight and control of the refund transfer program of a wholly-owned subsidiary of H&R Block. The Bank opens a temporary bank account for each H&R Block customer who is receiving an income tax refund and elects to defer payment of his or her tax preparation fees. After the Internal Revenue Service and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer and the temporary deposit account is closed. The Bank earns a fixed fee paid by H&R Block for each of the H&R Block customers electing a Refund Transfer. The fees are earned primarily in the quarter ending March 31st and are included in the income statement under the line banking and service fees.
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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Non-interest income
Deposit service fees	$2,471	$2,484	$2,679	$2,726
Card fees	1,166	902	2,920	1,759
Bankruptcy trustee and fiduciary service fees	2,007	—	4,210	—
Non-interest income (in-scope of Topic 606)	5,644	3,386	9,809	4,485
Non-interest income (out-of-scope of Topic 606)	11,248	13,713	23,626	25,954
Total non-interest income	$16,892	$17,099	$33,435	$30,439

Contract Balances. A contract asset or receivable is recognized if the Company performs a service or transfers a good in advance of receiving consideration. A contract liability is recognized if the Company receives consideration (or has the unconditional right to receive consideration) in advance of performance. As of December 31, 2018, the Company’s contract liabilities were not considered material.

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
Revisions of Previously Issued Financial Statements for Correction of Immaterial Errors. During the fiscal year ended June 30, 2018, the Company identified an immaterial error related to an incorrect calculation of basic and diluted earnings per common share related to unvested nonparticipating restricted stock units. The corrected calculation results in increased basic and diluted earnings per common share in certain periods. In order to correct this immaterial error, the Company revised the basic and diluted earnings per common share for the interim quarters of the fiscal year ended June 30, 2018. The revisions are reflected in the table below.

	Three Months Ended			Six Months Ended
	December 31, 2017			December 31, 2017
(Dollars in thousands, except per share data)	Previously Reported	Adjustment	Revised	Previously Reported	Adjustment	Revised
Earnings Per Common Share
Net income attributable to common stockholders	$31,580	$—	$31,580	$63,886	$—	$63,886
Average common shares issued and outstanding	63,487,698	—	63,487,698	63,557,105	—	63,557,105
Average unvested RSUs	1,496,635	(1,424,609)	72,026	1,457,599	(1,374,540)	83,059
Total qualifying shares	64,984,333	(1,424,609)	63,559,724	65,014,704	(1,374,540)	63,640,164
Earnings per common share	$0.49	$0.01	$0.50	$0.98	$0.02	$1.00
Diluted Earnings Per Common Share
Dilutive net income attributable to common stockholders	$31,580	$—	$31,580	$63,886	$—	$63,886
Average common shares issued and outstanding	64,984,333	(1,424,609)	63,559,724	65,014,704	(1,374,540)	63,640,164
Dilutive effect of average unvested RSUs	—	596,992	596,992	—	605,280	605,280
Total dilutive common shares issued and outstanding	64,984,333	(827,617)	64,156,716	65,014,704	(769,260)	64,245,444
Diluted earnings per common share	$0.49	$—	$0.49	$0.98	$0.01	$0.99
During the fourth quarter of 2018, the Company identified an immaterial error related to the classification of proceeds from the sale of loans that were transferred from loans held-for-investment in the condensed consolidated statements of cash flows for the six months ended December 31, 2017 and revised its previously issued financial statements for the six months ended December 31, 2017 to correctly present these activities. There was no change to net change in cash and cash equivalents. The revisions to cash flows from operating and investing activities are reflected in the table below.

	Six Months Ended December 31, 2017
(Dollars in thousands)	Previously Reported	Adjustment	Revised
Cash Flows From Operating Activities:
Proceeds from sale of loans held for sale	$1,022,653	$84	$1,022,737
Other assets	$(15,062)	$(290)	$(15,352)
Net cash provided by in operating activities	$67,152	$(206)	$66,946
Cash Flows From Investing Activities:
Proceeds from sale of loans held for investment	$—	$206	$206
Net cash used in investing activities	$(437,140)	$206	$(436,934)

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
In February 2016, the FASB issued ASU 2016-02, Leases, as amended in July 2018 by ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements. The new standard establishes a right-of-use model that requires a lessee to record a right of use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASUs 2016-02, 2018-10 and 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is anticipated for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company continues to evaluate the impact of ASUs 2016-02, 2018-10 and 2018-11. The Company has several lease agreements, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated balance sheet. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated balance sheet as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated balance sheet, along with the Company’s regulatory capital ratios. However, the Company does not expect the new guidance to have a material impact on the Company’s consolidated statements of income. The Company is nearing completion of its effort to compile a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. As such, no conclusions have yet been reached regarding the potential impact on adoption of ASUs 2016-02, 2018-10 and 2018-11 on the Company’s consolidated financial statements and regulatory capital and risk-weighted assets; however, the Company does not expect the amendments to have a material impact on its consolidated statements of operations. The Company plans to adopt this standard on July 1, 2019.
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
The Company completed one business acquisition during the fiscal year ended June 30, 2018 and one asset acquisition during the six months ended December 31, 2018. Additionally, the Company announced two planned acquisitions during the six months ended December 31, 2018. The pro forma results of operations and the results of operations for acquisition since the acquisition date have not been separately disclosed because the effects were not material to the consolidated financial statements. The purchase transaction is detailed below.
Bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. On April 4, 2018, the Company completed the acquisition of the bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. (“Epiq”) in an all-cash transaction. The assets acquired by the Company include comprehensive software solutions, trustee customer relationships, trade name, accounts receivable and fixed assets. The business provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries in all fifty states. This business is expected to generate fee income from bank partners and bankruptcy cases, as well as opportunities to source low cost deposits. No deposits were acquired as part of the transaction.
The Company has included the financial results of the acquired bankruptcy trustee and fiduciary services business in its consolidated financial statements subsequent to the acquisition date. The Epiq transaction has been accounted for under the acquisition method of accounting. The assets, both tangible and intangible, were recorded at their estimated fair values as of the transaction date. The Company utilized a third-party valuation firm and made significant estimates and exercised judgment in estimating fair values and accounting for such acquired assets and liabilities. During the three months ended September 30, 2018 the Company settled the working capital with Epiq and recorded a $2 adjustment to goodwill. See Note 7 to the consolidated financial statements for further information on goodwill and other intangible assets.

Nationwide Bank deposit acquisition. On November 16, 2018, the Bank completed the acquisition of substantially all of Nationwide Bank’s (“Nationwide”) deposits at the time of closing, adding $2.4 billion in deposits, including $0.7 billion in checking, savings and money market accounts and $1.7 billion in time deposit accounts. The Bank received cash for the deposit balances transferred less a premium of approximately $13.2 million, commensurate with the fair market value of the deposits purchased.

COR Clearing. On October 1, 2018, the Company announced that its subsidiaries, Axos Clearing, LLC and Axos Clarity MergeCo., Inc., had signed a definitive agreement to acquire by merger the parent company of COR Clearing LLC (“COR Clearing”). Headquartered in Omaha, Nebraska, COR Clearing is a leading, full-service correspondent clearing firm for independent broker-dealers. Established as a part of Mutual of Omaha Insurance Company and spun off as Legent Clearing in 2002, COR Clearing provides clearing, settlement, custody, securities and margin lending, and technology solutions to more than sixty introducing broker-dealers and 90,000 customers. The total cash consideration of approximately $80.0 million is funded with existing capital. The Company is issuing subordinated notes totaling $7.5 million to the principal stockholders of COR Securities Holdings in an equal principal amount, with a maturity of 15 months. On January 28, 2019, Axos Clearing, LLC and Axos Clarity MergeCo., Inc. completed the acquisition of COR Securities Holdings Inc., pursuant to the terms of the Agreement and Plan of Merger, dated as of September 28, 2018.

WiseBanyan. On October 24, 2018 the Company announced that its subsidiary, Axos Securities, LLC, has signed a definitive agreement to acquire certain assets of WiseBanyan Holding, Inc. and its subsidiaries (“WiseBanyan”). Headquartered in Las Vegas, Nevada, WiseBanyan is a leading provider of personal financial and investment management services through a proprietary technology platform. WiseBanyan currently serves approximately 24,000 clients with $150 million of assets under management. The Company expects the acquisition to close in the first half of calendar 2019, subject to regulatory approval and other customary closing conditions. The Company will fund the all-cash transaction with existing capital.

MWABank deposit acquisition. On December 13, 2018, the Bank entered into an assumption agreement with MWA Bank (“MWABank”) to acquire approximately $225 million of deposits, including approximately $194 million of checking, savings and money market accounts and $31 million of time deposits, from MWABank. Axos is not assuming any assets, employees or branches in this transaction. The Company expects the deposit acquisition to close in the first quarter of calendar 2019, subject to regulatory approval and other customary closing conditions.

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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. For each security, the Company inputs a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of each security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The national unemployment rate announced prior to the end of the period covered by this report (reported for November 2018) was 3.7%, down from the high of 10.0% in October 2009. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at December 31, 2018 are from 40.0% up to 68.1% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at December 31, 2018 are from 1.5% up to 11.6% with Alt-A and Pay-option ARMs securities tending toward the lower end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at December 31, 2018, the Company computed its discount rates as a spread between 270 and 841 basis points over the interpolated swap curve with Alt-A and Pay-option ARM securities tending toward the lower end of the range.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and June 30, 2018. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	December 31, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Available-for-Sale:
Agency RMBS	$—	$10,295	$—	$10,295
Non-Agency RMBS	—	—	14,421	14,421
Municipal	—	29,362	—	29,362
Asset-backed securities and structured notes	—	162,707	—	162,707
Total—Securities—Available-for-Sale	$—	$202,364	$14,421	$216,785
Loans Held for Sale	$—	$16,135	$—	$16,135
Mortgage servicing rights	$—	$—	$11,215	$11,215
Other assets—Derivative instruments	$—	$—	$982	$982
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$513	$513

	June 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Available-for-Sale:
Agency RMBS	$—	$12,926	$—	$12,926
Non-Agency RMBS	—	—	17,443	17,443
Municipal	—	20,212	—	20,212
Asset-backed securities and structured notes	—	129,724	—	129,724
Total—Securities—Available-for-Sale	$—	$162,862	$17,443	$180,305
Loans Held for Sale	$—	$35,077	$—	$35,077
Mortgage servicing rights	$—	$—	$10,752	$10,752
Other assets—Derivative instruments	$—	$—	$1,321	$1,321
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$368	$368

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2018
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$14,970	$11,216	$992	$27,178
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	—	—	—	—
Included in earnings—Mortgage banking income	—	(566)	(523)	(1,089)
Included in other comprehensive income	108	—	—	108
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	565	—	565
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(657)	—	—	(657)
Other-than-temporary impairment	—	—	—	—
Closing balance	$14,421	$11,215	$469	$26,105

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(566)	$(523)	$(1,089)

	For the Six Months Ended
	December 31, 2018
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$17,443	$10,752	$953	$29,148
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	(133)	—	—	(133)
Included in earnings—Fair value gain (loss) on trading securities	—	—	—	—
Included in earnings—Mortgage banking income	—	(854)	(484)	(1,338)
Included in other comprehensive income	550	—	—	550
Purchases, issues, sales and settlements:
Purchases	—	1,317	—	1,317
Issues	—	—	—	—
Sales	(2,058)	—	—	(2,058)
Settlements	(1,381)	—	—	(1,381)
Other-than-temporary impairment	—	—	—	—
Closing balance	$14,421	$11,215	$469	$26,105

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(133)	$(854)	$(484)	$(1,471)

	For the Three Months Ended
	December 31, 2017
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$—	$66,619	$8,044	$1,188	$75,851
Total gains or losses for the period:
Included in earnings—Sale of securities	—	(199)	—	—	(199)
Included in earnings—Mortgage banking income	—	—	98	30	128
Included in other comprehensive income	—	609	—	—	609
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	924	—	924
Sales	—	(40,000)	—	—	(40,000)
Settlements	—	(2,231)	—	—	(2,231)
Other-than-temporary impairment	—	(7)	—	—	(7)
Closing balance	$—	$24,791	$9,066	$1,218	$35,075

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(199)	$98	$30	$(71)

	For the Six Months Ended
	December 31, 2017
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$8,327	$71,503	$7,200	$1,026	$88,056
Total gains or losses for the period:
Included in earnings—Sale of securities	282	(199)	—	—	83
Included in earnings—Mortgage banking income	—	—	379	192	571
Included in other comprehensive income	—	(1,154)	—	—	(1,154)
Purchases, issues, sales and settlements:
Purchases	—	—	1,487	—	1,487
Sales	(8,609)	(40,000)	—	—	(48,609)
Settlements	—	(5,203)	—	—	(5,203)
Other-than-temporary impairment	—	(156)	—	—	(156)
Closing balance	$—	$24,791	$9,066	$1,218	$35,075

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(199)	$379	$192	$372

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	December 31, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$14,421	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	8.4 to 85.9% (14.1%) 1.5 to 11.6% (4.1%) 40.0 to 68.1% (59.7%) 2.7 to 8.4% (4.9%)
Mortgage Servicing Rights	$11,215	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.2 to 32.0% (8.8%) 2.3 to 9.7 (7.0) 9.5 to 13.0% (9.8%)
Derivative Instruments	$469	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.2 to 0.4% (0.3%)

	June 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$17,443	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 25.8% (14.1%) 1.5 to 10.6% (5.1%) 40.0 to 68.0% (58.9%) 2.7 to 7.1% (4.2%)
Mortgage Servicing Rights	$10,752	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.0 to 26.6% (9.1%) 2.4 to 9.5 (6.9) 9.5 to 13.0% (9.9%)
Derivative Instruments	$953	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.1 to 0.4% (0.3%)

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

The table below summarizes assets measured for impairment on a non-recurring basis:

	December 31, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans and Leases:
Single family real estate secured:
Mortgage	$—	$—	$42,674	$42,674
Auto and RV secured	—	—	180	180
Other	—	—	152	152
Total	$—	$—	$43,006	$43,006
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$8,457	$8,457
Autos and RVs	—	—	208	208
Total	$—	$—	$8,665	$8,665

	June 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans and Leases:
Single family real estate secured:
Mortgage	$—	$—	$28,446	$28,446
Home equity	—	—	16	16
Multifamily real estate secured	—	—	232	232
Auto and RV secured	—	—	60	60
Commercial & Industrial	—	—	2,361	2,361
Other	—	—	111	111
Total	$—	$—	$31,226	$31,226
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$9,385	$9,385
Autos and RVs	—	—	206	206
Total	$—	$—	$9,591	$9,591

Impaired loans and leases measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans and leases have a carrying amount of $43,006, after charge-offs of $851 for the six months ended December 31, 2018, life to date charge-offs of $2,456, life to date interest payments applied to principal of $1,000 for total life to date principal balance adjustments of $3,456. Impaired loans had a related allowance of $438 at December 31, 2018.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $8,665 after charge-offs of $0 for the three months ended December 31, 2018.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2018 and June 30, 2018.
As of December 31, 2018 and June 30, 2018, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	December 31, 2018	June 30, 2018
Aggregate fair value	$16,135	$35,077
Contractual balance	15,692	34,415
Gain	$443	$662
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2018	2017	2018	2017
Interest income	$252	$225	$566	$372
Change in fair value	(630)	81	(711)	282
Total	$(378)	$306	$(145)	$654

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	December 31, 2018
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans and leases:
Single family real estate secured:
Mortgage	$42,674	Sales comparison approach	Adjustment for differences between the comparable sales	-51.4 to 80.0% (5.8%)
Auto and RV secured	$180	Sales comparison approach	Adjustment for differences between the comparable sales	-45.1 to 20.5% (1.5%)
Other	$152	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) -3.4 to 3.8% (0.2%)
Other real estate owned and foreclosed assets:
Single family real estate	$8,457	Sales comparison approach	Adjustment for differences between the comparable sales	-14.1 to 12.0% (-0.9%)
Autos and RVs	$208	Sales comparison approach	Adjustment for differences between the comparable sales	-27.6 to 49.0% (4.5%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at December 31, 2018 and June 30, 2018 were as follows:

	December 31, 2018
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$256,547	$256,547	$—	$—	$256,547
Securities available-for-sale	216,785	—	202,364	14,421	216,785
Loans held for sale, at fair value	16,135	—	16,135	—	16,135
Loans held for sale, at lower of cost or fair value	2,883	—	—	4,206	4,206
Loans and leases held for investment—net	9,017,550	—	—	9,158,898	9,158,898
Accrued interest receivable	30,616	—	—	30,616	30,616
Mortgage servicing rights	11,215	—	—	11,215	11,215
Financial liabilities:
Total deposits	8,340,520	—	7,888,575	—	7,888,575
Advances from the Federal Home Loan Bank	342,500	—	341,145	—	341,145
Subordinated notes and debentures	54,625	—	52,640	—	52,640
Accrued interest payable	2,570	—	2,570	—	2,570

	June 30, 2018
	Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$622,850	$622,850	$—	$—	$622,850
Securities available-for-sale	180,305	—	162,862	17,443	180,305
Loans held for sale, at fair value	35,077	—	35,077	—	35,077
Loans held for sale, at lower of cost or fair value	2,686	—	—	2,734	2,734
Loans and leases held for investment—net	8,432,289	—	—	8,466,494	8,466,494
Accrued interest receivable	26,729	—	—	26,729	26,729
Mortgage servicing rights	10,752	—	—	10,752	10,752
Financial liabilities:
Total deposits	7,985,350	—	7,584,928	—	7,584,928
Advances from the Federal Home Loan Bank	457,000	—	453,326	—	453,326
Subordinated notes and debentures	54,552	—	51,693	—	51,693
Accrued interest payable	1,753	—	1,753	—	1,753
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

5.	SECURITIES
The amortized cost, carrying amount and fair value for the available-for-sale securities at December 31, 2018 and June 30, 2018 were:

	December 31, 2018
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$10,439	$110	$(254)	$10,295
Non-agency[2]	15,946	53	(1,578)	14,421
Total mortgage-backed securities	26,385	163	(1,832)	24,716
Non-RMBS:
Municipal	29,979	235	(852)	29,362
Asset-backed securities and structured notes	160,708	2,045	(46)	162,707
Total Non-RMBS	190,687	2,280	(898)	192,069
Total debt securities	$217,072	$2,443	$(2,730)	$216,785

	June 30, 2018
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$13,102	$152	$(328)	$12,926
Non-agency[2]	19,384	116	(2,057)	17,443
Total mortgage-backed securities	32,486	268	(2,385)	30,369
Non-RMBS:
Municipal	20,953	2	(743)	20,212
Asset-backed securities and structured notes	127,558	2,267	(101)	129,724
Total Non-RMBS	148,511	2,269	(844)	149,936
Total debt securities	$180,997	$2,537	$(3,229)	$180,305

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $14,421 at December 31, 2018 consists of fourteen different issues of super senior securities.

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
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at December 31, 2018 and June 30, 2018 were $2,014 and $2,540 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2018
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$10	$(1)	$5,021	$(253)	$5,031	$(254)
Non-agency	34	(1)	13,116	(1,577)	13,150	(1,578)
Total RMBS securities	44	(2)	18,137	(1,830)	18,181	(1,832)
Non-RMBS:
Municipal debt	2,997	(3)	12,965	(849)	15,962	(852)
Asset-backed securities and structured notes	54,726	(27)	982	(19)	55,708	(46)
Total Non-RMBS	57,723	(30)	13,947	(868)	71,670	(898)
Total debt securities	$57,767	$(32)	$32,084	$(2,698)	$89,851	$(2,730)

	June 30, 2018
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$12	$(1)	$6,825	$(327)	$6,837	$(328)
Non-agency	36	(1)	15,867	(2,056)	15,903	(2,057)
Total RMBS securities	48	(2)	22,692	(2,383)	22,740	(2,385)
Non-RMBS:
Municipal debt	1,740	(17)	12,326	(726)	14,066	(743)
Asset-backed securities and structured notes	9,489	(30)	6,163	(71)	15,652	(101)
Total Non-RMBS	11,229	(47)	18,489	(797)	29,718	(844)
Total debt securities	$11,277	$(49)	$41,181	$(3,180)	$52,458	$(3,229)

There were twenty-two securities that were in a continuous loss position at December 31, 2018 for a period of more than 12 months.There were ten securities that were in a continuous loss position at December 31, 2018 for a period of less than 12 months. There were twenty-six securities that were in a continuous loss position at June 30, 2018 for a period of more than 12 months.There were eleven securities that were in a continuous loss position at June 30, 2018 for a period of less than 12 months.
The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$—	$(15,677)	$—	$(15,528)
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	(7)	—	(7)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	—	—	(149)
Credit losses realized for securities sold	—	15,574	—	15,574
Ending balance	$—	$(110)	$—	$(110)

At December 31, 2018, no non-agency RMBS were determined to have cumulative credit losses and therefore no losses were recognized in earnings during the three months ended December 31, 2018. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
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
Total proceeds of $8,700 and net realized gains of $282 were realized from the sale of trading securities during the six months ended December 31, 2017. During the six months ended December 31, 2018, the company sold one available-for-sale securities with a carrying value of $2,059 resulting in a $133 loss.
The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds	$—	$40,045	$1,926	$40,045
Gross realized gains	—	1,107	—	1,107
Gross realized losses	—	(1,306)	(133)	(1,306)
Net realized gain (loss) on securities	$—	$(199)	$(133)	$(199)

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	December 31, 2018	June 30, 2018
Available-for-sale debt securities—net unrealized gains (losses)	$(287)	$(692)
Available-for-sale debt securities—non-credit related losses	—	—
Held-to-maturity debt securities—non-credit related losses	—	—
Subtotal	(287)	(692)
Tax (expense) benefit	60	79
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(227)	$(613)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s Non-RMBS securities classified as available-for-sale were:

	December 31, 2018
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$934	$909
Due one to five years	3,130	3,063
Due five to ten years	2,882	2,850
Due after ten years	3,493	3,473
Total RMBS—U.S. agencies[1]	10,439	10,295
RMBS—Non-agency:
Due within one year	2,741	2,488
Due one to five years	7,613	6,851
Due five to ten years	4,377	3,967
Due after ten years	1,215	1,115
Total RMBS—Non-agency	15,946	14,421
Non-RMBS:
Due within one year	57,297	58,070
Due one to five years	107,431	108,651
Due five to ten years	15,417	14,935
Due after ten years	10,542	10,413
Total Non-RMBS	190,687	192,069
Total	$217,072	$216,785

1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

6.	LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

(Dollars in thousands)	December 31, 2018	June 30, 2018
Single family real estate secured:
Mortgage	$4,330,553	$4,198,941
Home equity	2,642	2,306
Warehouse and other[1]	730,957	412,085
Multifamily real estate secured	1,867,667	1,800,919
Commercial real estate secured	283,484	220,379
Auto and RV secured	255,080	213,522
Factoring	94,940	169,885
Commercial & Industrial	1,425,704	1,481,051
Other	91,951	18,598
Total gross loans and leases	9,082,978	8,517,686
Allowance for loan and lease losses	(53,706)	(49,151)
Unaccreted discounts and loan and lease fees	(11,722)	(36,246)
Total net loans and leases	$9,017,550	$8,432,289

[1]
The balance of single family warehouse loans was $220,478 at December 31, 2018 and $175,508 at June 30, 2018. The remainder of the balance was attributable to commercial specialty, lender finance and construction loans secured by single family real estate.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at December 31, 2018, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
Allowance for Loan and Lease Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provides general loan loss reserves for its automobile (“auto”) and recreational vehicle (“RV”) loans based upon the borrower credit score and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at December 31, 2018 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $254,900 of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $119,889; 715 – 769: $92,364; 700 – 714: $23,021; 660 – 699: $18,248 and less than 660: $1,378.
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
The Company had $4,287,879 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,477,276; 61% – 70%: $1,409,774; 71% – 80%: $399,744; and greater than 80%: $1,085.
The Company had $1,867,667 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $932,421; 56% – 65%: $618,455; 66% – 75%: $306,185; 76% – 80%: $9,406 and greater than 80%: $1,200.
The Company had $283,484 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $139,905; 51% – 60%: $63,598; 61% – 70%: $70,978; and 71% – 80%: $9,003.
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
Seasonal fluctuations in the Other loan classification and its associated allowance for loan and lease losses primarily relate to tax season H&R Block-related loan products. These products are generally short term in nature, in that they are intended to be repaid within a few weeks or months of origination; if they are not repaid timely, they are generally charged off in their entirety at 120 days delinquent, consistent with regulatory guidance for unsecured consumer loan products. The Company provides general loan loss reserves for its H&R Block-related loans based upon prior years’ loss experience with consideration for current year loan performance. While they do incur higher proportional default and charge-off rates than the remainder of the Company’s loan and lease portfolio, these asset quality attributes are within expectations of the design of the products. During the six months ended December 31, 2018, the Company experiences a higher level of recoveries for its H&R Block related loans.
The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	For the Three Months Ended December 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at October 1, 2018	$21,695	$14	$1,929	$4,926	$855	$3,615	$322	$15,769	$995	$50,120
Provision for loan and lease losses	1,278	(2)	1,408	(93)	119	670	(6)	(151)	1,727	4,950
Charge-offs	(739)	—	—	—	—	(311)	—	(549)	(601)	(2,200)
Recoveries	—	3	—	—	—	39	—	—	794	836
Balance at December 31, 2018	$22,234	$15	$3,337	$4,833	$974	$4,013	$316	$15,069	$2,915	$53,706

	For the Three Months Ended December 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at October 1, 2017	$19,815	$20	$3,132	$4,838	$914	$2,958	$462	$9,614	$346	$42,099
Provision for loan and lease losses	(83)	(4)	(349)	(8)	(109)	104	19	1,876	2,554	4,000
Charge-offs	(11)	—	(287)	—	—	(191)	—	—	(153)	(642)
Recoveries	—	4	—	—	—	36	—	—	109	149
Balance at December 31, 2017	$19,721	$20	$2,496	$4,830	$805	$2,907	$481	$11,490	$2,856	$45,606

	For the Six Months Ended December 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2018	$20,368	$14	$2,080	$5,010	$849	$3,178	$445	$16,238	$969	$49,151
Provision for loan and lease losses	2,211	(5)	1,257	(286)	125	1,292	(129)	(20)	1,105	5,550
Charge-offs	(740)	—	—	—	—	(544)	—	(1,149)	(992)	(3,425)
Recoveries	395	6	—	109	—	87	—	—	1,833	2,430
Balance at December 31, 2018	$22,234	$15	$3,337	$4,833	$974	$4,013	$316	$15,069	$2,915	$53,706

	For the Six Months Ended December 31, 2017
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2017	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Provision for loan and lease losses	(159)	(6)	485	192	(203)	729	80	1,609	2,273	5,000
Charge-offs	(96)	—	(287)	—	—	(339)	—	—	(154)	(876)
Recoveries	4	7	—	—	—	138	—	—	501	650
Balance at December 31, 2017	$19,721	$20	$2,496	$4,830	$805	$2,907	$481	$11,490	$2,856	$45,606

The following tables present our loans and leases evaluated individually for impairment by portfolio class:

	December 31, 2018
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest / Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	$2,945	$1,701	$1,244	$107	$1,351	$—	$—
Purchased	2,363	1,185	1,178	—	1,178	—	—
Auto and RV secured:
In-house originated	439	320	119	4	123	—	—

With an allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	38,969	239	38,730	338	39,068	409	—
Purchased	1,533	11	1,522	87	1,609	13	—
Auto and RV secured:
In-house originated	61	—	61	—	61	6	—
Other	152	—	152	—	152	10	—
Total	$46,462	$3,456	$43,006	$536	$43,542	$438	$—
As a % of total gross loans and leases	0.51%	0.04%	0.47%	0.01%	0.48%	—%	—%

	June 30, 2018
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest / Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	$1,584	$951	$633	$78	$711	$—	$—
Purchased	3,598	1,739	1,859	—	1,859	—	—
Multifamily real estate secured:
Purchased	480	248	232	—	232	—	—
Auto and RV secured:
In-house originated	369	309	60	2	62	—	—
With an allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	24,607	47	24,560	—	24,560	247	—
Purchased	1,394	—	1,394	21	1,415	14	—
Home equity:
In-house originated	16	—	16	—	16	1	—
Commercial & Industrial	172	—	172	—	172	9	—
Other	111	—	111	—	111	7	—
Total	$32,331	$3,294	$29,037	$101	$29,138	$278	$—
As a % of total gross loans and leases	0.38%	0.04%	0.34%	—%	0.34%	—%	—%

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

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	December 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$422	$—	$—	$—	$—	$6	$—	$—	$10	$438
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	21,812	15	3,337	4,833	974	4,007	316	15,069	2,905	53,268
Total ending allowance balance	$22,234	$15	$3,337	$4,833	$974	$4,013	$316	$15,069	$2,915	$53,706
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$42,674	$—	$—	$—	$—	$180	$—	$—	$152	$43,006
Loans and leases collectively evaluated for impairment	4,287,879	2,642	730,957	1,867,667	283,484	254,900	94,940	1,425,704	91,799	9,039,972
Principal loan and lease balance	4,330,553	2,642	730,957	1,867,667	283,484	255,080	94,940	1,425,704	91,951	9,082,978
Unaccreted discounts and loan and lease fees	9,502	49	(1,503)	5,559	911	2,279	(23,313)	(2,429)	(2,777)	(11,722)
Total recorded investment in loans and leases	$4,340,055	$2,691	$729,454	$1,873,226	$284,395	$257,359	$71,627	$1,423,275	$89,174	$9,071,256
1 Loans and leases evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$261	$1	$—	$—	$—	$—	$—	$9	$7	$278
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	20,107	13	2,080	5,010	849	3,178	445	16,229	962	48,873
Total ending allowance balance	$20,368	$14	$2,080	$5,010	$849	$3,178	$445	$16,238	$969	$49,151
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$28,446	$16	$—	$232	$—	$60	$—	$172	$111	$29,037
Loans and leases collectively evaluated for impairment	4,170,495	2,290	412,085	1,800,687	220,379	213,462	169,885	1,480,879	18,487	8,488,649
Principal loan and lease balance	4,198,941	2,306	412,085	1,800,919	220,379	213,522	169,885	1,481,051	18,598	8,517,686
Unaccreted discounts and loan and lease fees	9,187	48	(706)	5,063	836	2,065	(48,039)	(3,884)	(816)	(36,246)
Total recorded investment in loans and leases	$4,208,128	$2,354	$411,379	$1,805,982	$221,215	$215,587	$121,846	$1,477,167	$17,782	$8,481,440
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Nonaccrual loans and leases consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2018	June 30, 2018
Single Family Real Estate Secured:
Mortgage:
In-house originated	$39,974	$25,193
Purchased	2,700	3,253
Home Equity:
In-house originated	—	16
Multifamily Real Estate Secured:
Purchased	—	232
Total nonaccrual loans secured by real estate	42,674	28,694
Auto and RV Secured	180	60
Commercial & Industrial	—	2,361
Other	152	111
Total nonaccrual loans and leases	$43,006	$31,226
Nonaccrual loans and leases to total loans and leases	0.47%	0.37%

Approximately 1.63% of our nonaccrual loans and leases at December 31, 2018 were considered TDRs, compared to 3.30% at June 30, 2018. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan and lease category to the performing loan and lease category and any previously deferred interest income is recognized. Approximately 99.23% of the Bank’s nonaccrual loans and leases are single family first mortgages already written down to 45.97% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans and leases that are performing and nonaccrual by portfolio class:

	December 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$4,287,879	$2,642	$730,957	$1,867,667	$283,484	$254,900	$94,940	$1,425,704	$91,799	$9,039,972
Nonaccrual	42,674	—	—	—	—	180	—	—	152	43,006
Total	$4,330,553	$2,642	$730,957	$1,867,667	$283,484	$255,080	$94,940	$1,425,704	$91,951	$9,082,978

	June 30, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$4,170,495	$2,290	$412,085	$1,800,687	$220,379	$213,462	$169,885	$1,478,690	$18,487	$8,486,460
Nonaccrual	28,446	16	—	232	—	60	—	2,361	111	31,226
Total	$4,198,941	$2,306	$412,085	$1,800,919	$220,379	$213,522	$169,885	$1,481,051	$18,598	$8,517,686

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

The Company had no TDRs classified as performing loans at December 31, 2018 or June 30, 2018.

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

The following table presents the composition of the Company’s loan and lease portfolio by credit quality indicators:

	December 31, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$4,227,030	$16,364	$41,038	$—	$4,284,432
Purchased	43,251	170	2,700	—	46,121
Home equity
In-house originated	2,642	—	—	—	2,642
Warehouse and other
In-house originated	674,639	56,318	—	—	730,957
Multifamily real estate secured
In-house originated	1,805,865	955	—	—	1,806,820
Purchased	59,891	—	956	—	60,847
Commercial real estate secured
In-house originated	275,846	—	—	—	275,846
Purchased	7,638	—	—	—	7,638
Auto and RV secured
In-house originated	254,669	190	221	—	255,080
Factoring
Factoring	94,940	—	—	—	94,940
Commercial & Industrial	1,387,312	38,206	186	—	1,425,704
Other	91,543	256	152	—	91,951
Total	$8,925,266	$112,459	$45,253	$—	$9,082,978
As a % of total gross loans and leases	98.3%	1.2%	0.5%	—%	100.0%

	June 30, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$4,113,537	$19,403	$26,264	$—	$4,159,204
Purchased	36,024	461	3,252	—	39,737
Home equity
In-house originated	2,290	—	16	—	2,306
Warehouse and other
In-house originated	412,085	—	—	—	412,085
Multifamily real estate secured
In-house originated	1,731,068	3,983	—	—	1,735,051
Purchased	64,663	—	1,205	—	65,868
Commercial real estate secured
In-house originated	212,235	—	—	—	212,235
Purchased	6,226	1,918	—	—	8,144
Auto and RV secured
In-house originated	213,455	—	67	—	213,522
Factoring	169,885	—	—	—	169,885
Commercial & Industrial	1,471,433	5,460	1,969	2,189	1,481,051
Other	18,369	118	111	—	18,598
Total	$8,451,270	$31,343	$32,884	$2,189	$8,517,686
As a % of total gross loans and leases	99.2%	0.4%	0.4%	—%	100.0%

The increase in Special Mention Commercial & Industrial and Single family real estate secured – Warehouse and other loans between June 30, 2018 and December 31, 2018 relates to two construction loan borrowers whose time horizon to complete has increased beyond the initial project plan, however the borrowers are current with all financial obligations. The loans are structured as senior, first position with loan to cost ratios less than 60%.

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

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$13,085	$8,231	$25,902	$47,218
Purchased	370	12	1,297	1,679
Multifamily real estate secured
In-house originated	461	—	—	461
Auto and RV secured	749	196	125	1,070
Commercial & Industrial	186	—	—	186
Other	223	287	152	662
Total	$15,074	$8,726	$27,476	$51,276
As a % of total gross loans and leases	0.16%	0.10%	0.30%	0.56%

	June 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$7,830	$3,240	$22,009	$33,079
Purchased	354	105	1,183	1,642
Home equity
In-house originated	—	—	16	16
Multifamily real estate secured
In-house originated	410	—	—	410
Auto and RV secured
In-house originated	284	22	9	315
Commercial & Industrial	300	—	2,362	2,662
Other	79	111	111	301
Total	$9,257	$3,478	$25,690	$38,425
As a % of total gross loans and leases	0.11%	0.04%	0.30%	0.45%

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill of $35.7 million as of December 31, 2018 and June 30, 2018 results from its acquisition of the bankruptcy trustee and fiduciary services business of Epiq.

The Company’s acquired intangible assets are summarized as follows as of the dates indicated:

	December 31, 2018			June 30, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$930	$174	$756	$930	$58	$872
Customer relationships	9,820	728	9,092	9,820	243	9,577
Customer deposit intangible	13,545	205	13,340	—	—	—
Developed technologies	21,680	978	20,702	21,680	326	21,354
Trade name	290	73	217	290	24	266
Total intangible assets	$46,265	$2,158	$44,107	$32,720	$651	$32,069

Weighted-Average Useful Lives (Years)
Covenant not to compete	4
Customer relationships	12
Customer deposit intangible	10
Developed technologies	5
Trade name	3

(Dollars in thousands)	Amortization Expense
For the fiscal year remainder:
2019	$2,533
2020	4,922
2021	4,326
2022	2,972
2023	2,551
Thereafter	26,803
Total	$44,107

8.	INCOME TAXES
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
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company (the “Board”), authorized a program to repurchase up to $100 million of common stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. During the six months ended December 31, 2018, the Company has repurchased a total of $47.9 million, or 1,704,528 common shares at an average price of $28.09 per share. As of December 31, 2018, the Company has $16.9 million remaining under the current Board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying unaudited condensed consolidated financial statements.
Restricted Stock Units. During the six months ended December 31, 2018 and 2017, the Company granted 752,662 and 683,691 restricted stock unit awards (“RSUs”) to employees and directors, respectively. RSUs granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to the Company’s CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the three months ended December 31, 2018 and 2017 include stock award expense of $4,326 and $4,028, with total income tax benefit of $1,199 and $1,771, respectively. For the six months ended December 31, 2018 and 2017 include stock award expense of $11,175 and $7,687, with total income tax benefit of $2,967 and $3,267, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2018, unrecognized compensation expense related to non-vested awards aggregated to $38,859 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2019	$9,944
2020	15,031
2021	8,690
2022	2,646
2023	1,382
Thereafter	1,166
Total	$38,859

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2017	1,240,322	$22.52
Granted	747,022	26.53
Vested	(629,755)	22.55
Canceled	(123,858)	23.38
Non-vested balance at June 30, 2018	1,233,731	$24.84
Granted	752,662	37.01
Vested	(373,341)	24.11
Canceled	(35,864)	28.58
Non-vested balance at December 31, 2018	1,577,188	$30.74

The total fair value of shares vested for the three and six months ended December 31, 2018 was $3,420 and $13,188. The total fair value of shares vested for the three and six months ended December 31, 2017 was $3,081 and $8,726.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Earnings Per Common Share
Net income	$38,835	$31,658	$75,676	$64,041
Preferred stock dividends	(78)	(78)	(155)	(155)
Net income attributable to common stockholders	$38,757	$31,580	$75,521	$63,886
Average common shares outstanding	62,336,779	63,487,698	62,566,188	63,557,105
Average unvested RSUs (as revised for 2017)	—	72,026	—	83,059
Total qualifying shares (as revised for 2017)	62,336,779	63,559,724	62,566,188	63,640,164
Earnings per common share (as revised for 2017)	$0.62	$0.50	$1.21	$1.00
Diluted Earnings Per Common Share
Dilutive net income attributable to common stockholders	$38,757	$31,580	$75,521	$63,886
Average common shares issued and outstanding (as revised for 2017)	62,336,779	63,559,724	62,566,188	63,640,164
Dilutive effect of average unvested RSUs (as revised for 2017)	338,097	596,992	480,745	605,280
Total dilutive common shares outstanding (as revised for 2017)	62,674,876	64,156,716	63,046,933	64,245,444
Diluted earnings per common share (as revised for 2017)	$0.62	$0.49	$1.20	$0.99

11.	COMMITMENTS AND CONTINGENCIES
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
At December 31, 2018, the Company had commitments to originate $63,189 in fixed rate loans and leases and $675,857 in variable rate loans, totaling an aggregate outstanding principal balance of $739,046. Our fixed rate loan and lease commitments to originate had rates ranging from 3.75% to 8.86%. At December 31, 2018, the Company also had commitments to sell $44,423 in fixed rate loans and $101 in variable rate loans, totaling an aggregate outstanding principal balance of $44,524.
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
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. On January 3, 2019, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the six months ended December 31, 2018, and no new loans and no refinances of existing loans during the six months ended December 31, 2017.

13.	SUBSEQUENT EVENT

On January 28, 2019, Axos Clearing, LLC and Axos Clarity MergeCo., Inc., each a subsidiary of the Company, completed the previously announced acquisition by merger of COR Securities Holdings Inc., pursuant to the terms of the Agreement and Plan of Merger, dated as of September 28, 2018.

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
General
Our Company is the holding company for Axos Bank (the “Bank”), a diversified financial services company with approximately $9.8 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. The Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
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

Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. We completed one business acquisition during the fiscal year ended June 30, 2018, and completed one asset acquisition and announced three acquisition agreements during the six months ended December 31, 2018. Additionally, in July 2018, the Bank renewed its agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2019 tax season. Further discussion of our Brand Partnership Products can be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2018 and Note 2 – “Significant Accounting Policies” of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

Bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. On April 4, 2018, we completed the acquisition of the bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. (“Epiq”). The assets we acquired include comprehensive software solutions, trustee customer relationships, trade name, accounts receivable and fixed assets. The business provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries in all fifty states. This business generates fee income from bank partners and bankruptcy cases, as well as opportunities to source low cost deposits. No deposits were acquired as part of the transaction.

Nationwide Bank. On November 16, 2018, our Bank completed the acquisition of substantially all of Nationwide Bank’s (“Nationwide”) deposits at the time of closing, adding $2.4 billion in deposits, including $0.7 billion in checking, savings and money market accounts and $1.7 billion in time deposit accounts. Our Bank received cash for the deposit balances transferred less a premium of approximately $13.2 million, commensurate with the fair market value of the deposits purchased.

COR Clearing. On October 1, 2018 we announced that our subsidiaries, Axos Clearing, LLC and Axos Clarity MergeCo., Inc., had signed a definitive agreement to acquire by merger the parent company of COR Clearing LLC (“COR Clearing”). Headquartered in Omaha, Nebraska, COR Clearing is a leading, full-service correspondent clearing firm for independent broker-dealers. Established as a part of Mutual of Omaha Insurance Company and spun off as Legent Clearing in 2002, COR Clearing provides clearing, settlement, custody, securities and margin lending, and technology solutions to more than sixty introducing broker-dealers and 90,000 customers. The total cash consideration of approximately $80.0 million is funded with existing capital. We are issuing subordinated notes totaling $7.5 million to the principal stockholders of COR Securities Holdings in an equal principal amount, with a maturity of 15 months. On January 28, 2019, Axos Clearing, LLC and Axos Clarity MergeCo., Inc. completed the acquisition of COR Securities Holdings Inc., pursuant to the terms of the Agreement and Plan of Merger, dated as of September 28, 2018.

WiseBanyan. On October 24, 2018 we announced that our subsidiary, Axos Securities, LLC, had signed a definitive agreement to acquire certain assets of WiseBanyan Holding, Inc. and its subsidiaries (“WiseBanyan”). Headquartered in Las Vegas, Nevada, WiseBanyan is a leading provider of personal financial and investment management services through a proprietary technology platform. Established in 2013 with the goal of providing the tools and education for clients to reach their financial goals, regardless of their starting point, WiseBanyan provides an intuitive and user-friendly technology platform for individuals to manage their finances and create custom investment portfolios tailored to meet their life goals. As one of the first “robo advisors” offering comprehensive digital financial and investment management services free of charge with no minimum balance requirements, WiseBanyan currently serves approximately 24,000 clients with $150 million of assets under management. We expect the acquisition to close in the first quarter of calendar 2019, subject to regulatory approval and other customary closing conditions. We will fund the all-cash transaction with existing capital.

MWABank. On December 13, 2018, our Bank entered into an assumption agreement with MWA Bank (“MWABank”) to acquire approximately $225 million of deposits, including approximately $194 million of checking, savings and money market accounts and $31 million of time deposits, from MWABank. We are not assuming any assets, employees or branches in this transaction. We expect the acquisition to close in the first quarter of calendar 2019, subject to regulatory approval and other customary closing conditions.

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
We define net income without the after-tax impact of acquisition related costs and excess FDIC expense as adjusted earnings (“adjusted earnings”), a non-GAAP financial measure. Excess FDIC expense is defined as the higher insurance costs associated with increased levels of short-term brokered deposits in anticipation of the acquisition of deposits from Nationwide Bank. Adjusted earnings per diluted common share (“adjusted EPS”), a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Bank’s operating performance. Excluding the acquisition related costs and excessive FDIC expense provides investors with an understanding of Axos’ core lending and banking business.
Below is a reconciliation of net income to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net income	$38,835	$31,658	$75,676	$64,041
Acquisition-related costs	1,064	212	2,133	298
Excess FDIC expense	—	—	1,111	—
Income taxes	(295)	(93)	(861)	(127)
Adjusted earnings (Non-GAAP)	$39,604	$31,777	$78,059	$64,212
Adjusted EPS (Non-GAAP)	$0.63	$0.49	$1.24	$1.03
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

Below is a reconciliation of total stockholders’ equity to tangible book value (Non-GAAP) as of the dates indicated:

	December 31,
(Dollars in thousands, except per share amounts)	2018	2017
Total stockholders’ equity	$994,401	$873,663
Less: preferred stock	5,063	5,063
Common stockholders’ equity	989,338	868,600
Less: mortgage servicing rights, carried at fair value	11,215	9,066
Less: goodwill and other intangible assets	79,829	—
Tangible common stockholders’ equity (Non-GAAP)	$898,294	$859,534
Common shares outstanding at end of period	61,207,743	62,720,641
Tangible book value per common share (Non-GAAP)	$14.68	$13.70

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	December 31, 2018	June 30, 2018	December 31, 2017
Selected Balance Sheet Data:
Total assets	$9,810,096	$9,539,504	$8,915,959
Loans and leases—net of allowance for loan and lease losses	9,017,550	8,432,289	7,874,431
Loans held for sale, at fair value	16,135	35,077	24,499
Loans held for sale, lower of cost or fair value	2,883	2,686	7,067
Allowance for loan and lease losses	53,706	49,151	45,606
Securities—available-for-sale	216,785	180,305	191,725
Total deposits	8,340,520	7,985,350	7,393,233
Advances from the FHLB	342,500	457,000	543,000
Subordinated notes and debentures and other	54,625	54,552	54,503
Total stockholders’ equity	994,401	960,513	873,663

Capital Ratios:
Equity to assets at end of period	10.14%	10.07%	9.80%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	9.41%	9.45%	10.26%
Common equity tier 1 capital (to risk-weighted assets)	12.50%	13.27%	14.39%
Tier 1 capital (to risk-weighted assets)	12.57%	13.34%	14.48%
Total capital (to risk-weighted assets)	14.01%	14.84%	16.08%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.03%	8.88%	10.26%
Common equity tier 1 capital (to risk-weighted assets)	12.06%	12.53%	14.48%
Tier 1 capital (to risk-weighted assets)	12.06%	12.53%	14.48%
Total capital (to risk-weighted assets)	12.80%	13.27%	15.23%

AXOS FINANCIAL, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Selected Income Statement Data:
Interest and dividend income	$131,239	$107,785	$254,036	$211,296
Interest expense	38,519	23,572	75,037	46,533
Net interest income	92,720	84,213	178,999	164,763
Provision for loan and lease losses	4,950	4,000	5,550	5,000
Net interest income after provision for loan and lease losses	87,770	80,213	173,449	159,763
Non-interest income	16,892	17,099	33,435	30,439
Non-interest expense	50,933	40,809	103,855	78,829
Income before income tax expense	53,729	56,503	103,029	111,373
Income tax expense	14,894	24,845	27,353	47,332
Net income	$38,835	$31,658	$75,676	$64,041
Net income attributable to common stock	$38,757	$31,580	$75,521	$63,886

Per Common Share Data:
Net income:
Basic (revised for December 2017)	$0.62	$0.50	$1.21	$1.00
Diluted (revised for December 2017)	$0.62	$0.49	$1.20	$0.99
Book value per common share	$16.16	$13.85	$16.16	$13.85
Tangible book value per common share (Non-GAAP)	$14.68	$13.70	$14.68	$13.70

Weighted average number of common shares outstanding:
Basic (revised for December 2017)	62,336,779	63,559,724	62,566,188	63,640,164
Diluted (revised for December 2017)	62,674,876	64,156,716	63,046,933	64,245,444
Common shares outstanding at end of period	61,207,743	62,720,641	61,207,743	62,720,641
Common shares issued at end of period	66,169,401	65,444,875	66,169,401	65,444,875

Performance Ratios and Other Data:
Loan and lease originations for investment	$1,855,336	$1,368,229	$3,205,515	$2,328,741
Loan originations for sale	$610,165	$686,224	$913,132	$1,016,493
Loan and lease purchases	$11,009	$—	$11,009	$—
Return on average assets	1.59%	1.49%	1.58%	1.51%
Return on average common stockholders’ equity	15.29%	14.37%	15.14%	14.80%
Interest rate spread[1]	3.48%	3.71%	3.44%	3.67%
Net interest margin[2]	3.87%	4.00%	3.82%	3.94%
Efficiency ratio	46.47%	40.28%	48.89%	40.38%

Asset Quality Ratios:
Net annualized charge-offs (recoveries) to average loans and leases	0.06%	0.03%	0.02%	0.01%
Non-performing loans and leases to total loans and leases	0.47%	0.38%	0.47%	0.38%
Non-performing assets to total assets	0.53%	0.44%	0.53%	0.44%
Allowance for loan and lease losses to total loans and leases held for investment at end of period	0.59%	0.57%	0.59%	0.57%
Allowance for loan and lease losses to non-performing loans and leases	124.88%	152.08%	124.88%	152.08%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2018 and 2017
For the three months ended December 31, 2018, we had net income of $38.8 million compared to net income of $31.7 million for the three months ended December 31, 2017. Net income attributable to common stockholders was $38.8 million or $0.62 per diluted share for the three months ended December 31, 2018 compared to net income attributable to common shareholders of $31.6 million, or $0.49 per diluted share for the three months ended December 31, 2017. For the six months ended December 31, 2018, we had net income of $75.7 million compared to net income of $64.0 million for the six months ended December 31, 2017. Net income attributable to common stockholders was $75.5 million, or $1.20 per diluted share for the six months ended December 31, 2018 compared to net income attributable to common shareholders of $63.9 million, or $0.99 per diluted share for the six months ended December 31, 2017. For the three and six months ended December 31, 2018, the increase in net income was primarily related to increased interest income from loan growth and decreased tax expense partially offset by higher operating costs.
Other key comparisons between our operating results for the three and six months ended December 31, 2018 and 2017 are as follows:

•
Net interest income increased $8.5 million and $14.2 million due to a 13.8% and 12.1% increase in average earning assets in the three and six months ended December 31, 2018, respectively. These increases were primarily the result of growth in the loan and lease portfolio, partially offset by volume increases in time deposits and FHLB advances. Additionally, as a result of Federal Reserve rate increases over the last twelve months, our rates on loans and interest-bearing demand and savings deposits have increased. Our net interest margin decreased 13 basis points and decreased 12 basis points for the three and six months ended December 31, 2018 compared to the three and six months ended December 31, 2017, respectively. The decreases in the net interest margin are primarily due to the increased interest expense during the three and six months months ended December 31, 2018, as we positioned the Bank for the acquisition of the Nationwide Bank deposits.

•
Non-interest income decreased $0.2 million and increased $3.0 million for the three and six months ended December 31, 2018 compared to the three and six months ended December 31, 2017, respectively. The $0.2 million decrease in non-interest income for the three months ended December 31, 2018, was primarily the result of a decrease in mortgage banking income of $3.3 million, partially offset by an increase of $1.5 million in banking and service fees primarily due to fee income from Axos Fiduciary Services, and an increase in prepayment penalty fee income of $1.3 million. The $3.0 million increase in non-interest income for the six months ended December 31, 2018, was primarily the result of a $5.4 million increase in banking and service fees primarily due to fee income from Axos Fiduciary Services, a $2.7 million increase in gain on sale – other income from sales of structured settlements, and an increase in prepayment penalty fee income of $1.1 million partially offset by a $6.2 million decrease in mortgage banking income.

•
Non-interest expense increased $10.1 million and $25.0 million for the three and six months ended December 31, 2018 compared to the three and six months ended December 31, 2017, respectively. For the three months ended December 31, 2018 compared to the three months ended December 31, 2017, salaries and related expenses increased $4.8 million primarily due to an increase in staff to support the overall growth of the Bank. Depreciation and amortization increased by $1.6 million, primarily related to depreciation on lending and deposit platform enhancements, infrastructure development and amortization of intangibles. Professional services increased $1.5 million primarily due to increased legal and consulting fees. Data processing and internet expense increased $1.0 million due to software initiatives and enhancements to the Bank’s core processing system, and other and general expense increased $0.9 million, primarily due to increases in costs to support loan and deposit production. For the six months ended December 31, 2018 compared to the six months ended December 31, 2017 salaries and related expenses increased $13.4 million primarily due to the overall increase in staff to support the overall growth of the Bank. Depreciation and amortization increased by $2.9 million, primarily related depreciation on lending and deposit platform enhancements and infrastructure development and amortization of intangibles. The cost of FDIC and OCC standard regulatory charges increased $2.4 million due to growth of the Bank’s average liabilities and an increase in short-term brokered deposits as we positioned the Bank for the acquisition of the Nationwide Bank deposits. Data processing and internet expense increased $1.7 million due to software initiatives and enhancements to the Bank’s core processing system, and other and general expense increased $1.8 million, primarily due to increases in costs to support loan and deposit production. Professional services increased $1.7 million primarily due to increased legal and consulting fees.

Adjusted earnings and adjusted EPS, non-GAAP measures, which exclude non-cash amortization expenses and nonrecurring costs related to mergers and acquisitions and excess FDIC expense, increased 24.6% to $39.6 million and 28.6% to $0.63, respectively, for the quarter ended December 31, 2018 compared to $31.8 million and $0.49, respectively, for the quarter ended

December 31, 2017. Adjusted earnings and adjusted EPS increased 21.6% to $78.1 million and 20.4% to $1.24, respectively, for the six months ended December 31, 2018 compared to $64.2 million and $1.03, respectively, for the six months ended December 31, 2017.
Net Interest Income
Net interest income for the three and six months ended December 31, 2018 totaled $92.7 million and $179.0 million, an increase of 10.1% and 8.6%, compared to net interest income of $84.2 million and $164.8 million for the three and six months ended December 31, 2017. The growth of net interest income for both the three and six months ended December 31, 2018 is primarily due to increased average earnings assets from net loan and lease portfolio growth and increased average yields earned on the loan and lease portfolio, partially offset by volume increases in time deposits and FHLB advances and increased rates on interest-bearing demand and savings deposits.
Total interest and dividend income during the three and six months ended December 31, 2018 increased 21.8% to $131.2 million and 20.2% to $254.0 million, respectively, compared to $107.8 million and $211.3 million during the three and six months ended December 31, 2017. The increases in interest and dividend income for the three and six months ended December 31, 2018 was primarily attributable to the continued growth in average earning assets from loan originations, primarily in commercial & industrial lending. The average balance of interest-earning loans and leases increased 16.0% and 14.5% for the three and six months ended December 31, 2018 compared to the three and six months ended December 31, 2017. As a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year, we have increased our rates on new loans and our adjustable rate loans have adjusted upwards resulting in increased yields of 36 basis points and 37 basis points for the three and six months ended December 31, 2018.
Total interest expense was $38.5 million and $75.0 million for the three and six months ended December 31, 2018, an increase of $14.9 million or 63.4% and of $28.5 million or 61.3% as compared with the three and six months ended December 31, 2017, respectively. The increase for the three months ended December 31, 2018 compared to the same 2017 period was due primarily to increased average interest-bearing liabilities which grew 14.8% and an increased average funding rate of 59 basis points. The average funding rate for the six months ended December 31, 2018 compared to the same 2017 period increased 60 basis points as a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year, while average interest-bearing liabilities grew 12.8%.
Net interest margin, defined as annualized net interest income divided by average earning assets, decreased by 13 basis points to 3.87% and decreased by 12 basis points to 3.82% for the three and six months ended December 31, 2018, respectively. The decreases of 13 and 12 basis points were primarily the result of the above discussed changes in volumes, loan yields and in the overall cost of funds.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2018 and 2017:

	For the Three Months Ended
	December 31,
	2018			2017
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$8,800,280	$123,275	5.60%	$7,586,405	$102,034	5.38%
Interest-earning deposits in other financial institutions	512,922	2,905	2.27%	546,223	1,748	1.28%
Mortgage-backed and other investment securities[4]	210,171	3,465	6.59%	223,611	2,886	5.16%
Stock of the FHLB, at cost	56,389	1,594	11.31%	63,207	1,117	7.07%
Total interest-earning assets	9,579,762	131,239	5.48%	8,419,446	107,785	5.12%
Non-interest-earning assets	219,849			89,343
Total assets	$9,799,611			$8,508,789
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,459,892	$12,941	1.50%	$4,991,957	$13,347	1.07%
Time deposits	2,194,901	13,044	2.38%	840,542	5,697	2.71%
Securities sold under agreements to repurchase	—	—	—%	5,598	53	3.79%
Advances from the FHLB	1,982,717	11,574	2.33%	811,663	3,557	1.75%
Subordinated notes and debentures and other	58,963	960	6.51%	54,502	918	6.74%
Total interest-bearing liabilities	7,696,473	38,519	2.00%	6,704,262	23,572	1.41%
Non-interest-bearing demand deposits	1,057,233			862,724
Other non-interest-bearing liabilities	27,158			57,448
Stockholders’ equity	1,018,747			884,355
Total liabilities and stockholders’ equity	$9,799,611			$8,508,789
Net interest income		$92,720			$84,213
Interest rate spread[5]			3.48%			3.71%
Net interest margin[6]			3.87%			4.00%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.8 million and $29.5 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2018 and 2017 three-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2018 and 2017:

	For the Six Months Ended
	December 31,
	2018			2017
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$8,629,328	$239,868	5.56%	$7,539,303	$199,609	5.30%
Interest-earning deposits in other financial institutions	511,692	5,473	2.14%	533,343	3,440	1.29%
Mortgage-backed and other investment securities[4]	195,155	6,478	6.64%	234,657	6,014	5.13%
Stock of the FHLB, at cost	46,067	2,217	9.63%	63,207	2,233	7.07%
Total interest-earning assets	9,382,242	254,036	5.42%	8,370,510	211,296	5.05%
Non-interest-earning assets	208,788			95,875
Total assets	$9,591,030			$8,466,385
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,920,398	$30,342	1.55%	$4,843,243	$25,211	1.04%
Time deposits	1,969,282	24,324	2.47%	827,168	11,151	2.70%
Securities sold under agreements to repurchase	—	—	—%	11,060	229	4.14%
Advances from the FHLB	1,635,301	18,482	2.26%	985,525	8,109	1.65%
Subordinated notes and debentures and other	56,776	1,889	6.65%	54,490	1,833	6.73%
Total interest-bearing liabilities	7,581,757	75,037	1.98%	6,721,486	46,533	1.38%
Non-interest-bearing demand deposits	954,025			811,744
Other non-interest-bearing liabilities	52,552			64,545
Stockholders’ equity	1,002,696			868,610
Total liabilities and stockholders’ equity	$9,591,030			$8,466,385
Net interest income		$178,999			$164,763
Interest rate spread[5]			3.44%			3.67%
Net interest margin[6]			3.82%			3.94%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.9 million and $29.6 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2018 and 2017 six-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and six months ended December 31, 2018 and 2017:

	For the Three Months Ended			For the Six Months Ended
	December 31, 2018			December 31, 2018
	2018 vs 2017			2018 vs 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$16,917	$4,324	$21,241	$30,060	$10,199	$40,259
Interest-earning deposits in other financial institutions	(113)	1,270	1,157	(145)	2,178	2,033
Mortgage-backed and other investment securities	(181)	760	579	(1,120)	1,584	464
Stock of the FHLB, at cost	(132)	609	477	(700)	684	(16)
	$16,491	$6,963	$23,454	$28,095	$14,645	$42,740
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$(4,823)	$4,417	$(406)	$(5,476)	$10,607	$5,131
Time deposits	8,120	(773)	7,347	14,199	(1,026)	13,173
Securities sold under agreements to repurchase	(27)	(26)	(53)	(115)	(114)	(229)
Advances from the FHLB	6,519	1,498	8,017	6,646	3,727	10,373
Subordinated notes and debentures and other	74	(32)	42	78	(22)	56
	$9,863	$5,084	$14,947	$15,332	$13,172	$28,504

Provision for Loan and Lease Losses
The loan and lease loss provision was $5.0 million for the three months ended December 31, 2018 compared to $4.0 million for the three months ended December 31, 2017. The loan and lease loss provision was $5.6 million for the six months ended December 31, 2018 compared to $5.0 million for the six months ended December 31, 2017. The increase in the loan and lease loss provision for the three and six months ended December 31, 2018 was primarily due to overall loan portfolio growth and changes in the loan mix. Provisions for loan and lease losses are charged to income to bring the allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan and Lease Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2018	2017	Inc (Dec)	2018	2017	Inc (Dec)
Realized gain (loss) on securities:
Sale of securities	$—	$(199)	$199	$(133)	$83	$(216)
Total realized gain (loss) on securities	—	(199)	199	(133)	83	(216)
Unrealized loss on securities:
Total impairment losses	—	(5,904)	5,904	—	(6,098)	6,098
Loss recognized in other comprehensive loss	—	5,897	(5,897)	—	5,942	(5,942)
Net impairment loss recognized in earnings	—	(7)	7	—	(156)	156
Fair value gain on trading securities	—	—	—	—	—	—
Total unrealized loss on securities	—	(7)	7	—	(156)	156
Prepayment penalty fee income	2,467	1,165	1,302	3,371	2,234	1,137
Gain on sale – other	1,943	1,920	23	5,076	2,366	2,710
Mortgage banking income	792	4,055	(3,263)	2,607	8,763	(6,156)
Banking and service fees	11,690	10,165	1,525	22,514	17,149	5,365
Total non-interest income	$16,892	$17,099	$(207)	$33,435	$30,439	$2,996
Our relationship with H&R Block began in fiscal 2016 and introduced seasonality into banking and service fees category of non-interest income, with an increase during our second quarter and the peak income in this category typically occurring during our third fiscal quarter ended March 31. Therefore, banking and services fees for the three months ended December 31, 2018 are not indicative of results to be expected for other quarters during the fiscal year. Historically, the primary non-interest income generating H&R Block products and services that lead to the increased banking and service fees are Emerald Prepaid Mastercard® (“EPC”) and Refund Transfer (“RT”). Non-interest income decreased $0.2 million to $16.9 million for the three months ended December 31, 2018. The decrease was the result of a $3.3 million decrease in mortgage banking income, partially offset by a $1.5 million increase in banking and service fees, primarily due to fee income from Axos Fiduciary Services and increased fees from business loans and deposits, a $1.3 million increase in prepayment penalty fee income and a $0.2 million increase in realized gain (loss) on securities. For the three months ended December 31, 2018 compared to the three months ended December 31, 2017, EPC was flat at $1.4 million. RT revenue was de minimis in both periods. During the six months ended December 31, 2017, we entered into an agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2018 tax season and in the three months ended December 31, 2017 we received $1.0 million in fee revenue for the marketing services on the Refund Advance program.
Non-interest income increased $3.0 million to $33.4 million for the six months ended December 31, 2018. The increase was primarily the result of a $5.4 million increase in banking and service fees primarily due to fee income from Axos Fiduciary Services and increased fees from business loans and deposits, an increase in gain on sale – other of $2.7 million due to sales of structured settlements, a $1.1 million increase in prepayment penalty fee income, a $0.2 million net increase in unrealized loss on securities, partially offset by a $6.2 million decrease in mortgage banking income and a $0.2 million decrease in realized gain (loss) on securities. For the six months ended December 31, 2018, EPC revenue decreased $0.1 million to $2.7 million from $2.8 million for the six months ended December 31, 2017, RT revenue was $0.1 million for the six months ended December 31, 2018 and 2017, respectively.
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

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2018	2017	Inc (Dec)	2018	2017	Inc (Dec)
Salaries and related costs	$29,146	$24,306	$4,840	$59,808	$46,439	$13,369
Data processing and internet	4,913	3,910	1,003	9,648	7,975	1,673
Advertising and promotional	3,205	3,811	(606)	7,630	6,777	853
Depreciation and amortization	3,567	1,947	1,620	6,583	3,695	2,888
Professional services	2,345	856	1,489	4,203	2,480	1,723
Occupancy and equipment	1,797	1,437	360	3,399	2,918	481
FDIC and regulator fees	1,528	1,005	523	4,454	2,096	2,358
Real estate owned and repossessed vehicles	4	24	(20)	(51)	93	(144)
Other general and administrative	4,428	3,513	915	8,181	6,356	1,825
Total non-interest expenses	$50,933	$40,809	$10,124	$103,855	$78,829	$25,026
Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $50.9 million for the three months ended December 31, 2018, up from $40.8 million for the three months ended December 31, 2017. Non-interest expense was $103.9 million for the six months ended December 31, 2018, up from $78.8 million for the six months ended December 31, 2017. The increase in compensation expense for the three and six months ended December 31, 2018 was primarily due to the expansion of the Bank, specifically in areas related to deposits, lending, and trustee and fiduciary services.
Total salaries and related costs increased $4.8 million to $29.1 million for the three months ended December 31, 2018 compared to $24.3 million for the three months ended December 31, 2017 and total salaries and related costs increased $13.4 million to $59.8 million for the six months ended December 31, 2018 compared to $46.4 million for the six months ended December 31, 2017. The increases were due to increased staffing levels to support growth in deposits, lending, and infrastructure development and compliance activities. Our staff increased to 873 from 711, or 22.8% between December 31, 2018 and 2017, including the additional staff hired for trustee and fiduciary services.
Data processing and internet expense increased $1.0 million and $1.7 million for the three and six months ended December 31, 2018, compared to the three and six month periods ended December 31, 2017, respectively. The increases were primarily due to enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotional expense decreased $0.6 million and increased $0.9 million for the three and six months ended December 31, 2018, compared to the three and six months ended December 31, 2017, respectively. The decrease for the three months ended December 31, 2018 was primarily related to decreased deposit marketing and lead generation costs partially offset by increased rebranding costs. The increases for the six months ended December 31, 2018 were primarily related to increased deposit marketing and rebranding costs, partially offset by decreased lead generation costs.
Depreciation and amortization expense increased $1.6 million and $2.9 million for the three and six months ended December 31, 2018, compared to the three and six months ended December 31, 2017, respectively. The increases were primarily due to depreciation on lending and deposit platform enhancements and infrastructure development, and amortization of intangibles.
Professional services, which include accounting and legal fees, increased $1.5 million for the three months and $1.7 million foe the six months ended December 31, 2018, compared to the three and six month periods last year, respectively. Professional services charges increased due primarily to legal fees and increased consulting for the three and six months ended December 31, 2018, respectively.
Occupancy and equipment expense increased $0.4 million and $0.5 million for the three and six months ended December 31, 2018 compared to the three and six months ended December 31, 2017, in order to support increased production and office space for additional employees.
Our cost of FDIC and OCC standard regulatory charges was increased $0.5 million and $2.4 million for the three and six months ended December 31, 2018, compared to the three and six month period last year, respectively. The increase for the three months ended December 31, 2018 was due to growth of the Bank’s average liabilities and the increase for the six months ended December 31, 2018 was due to growth of the Bank’s average liabilities and an increase in short term brokered deposit as we positioned the Bank for the acquisition of the Nationwide Bank deposits. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs increased by $0.9 million and $1.8 million for the three and six months ended December 31, 2018, compared to the three and six month period ended December 31, 2017, respectively. The increases were primarily due to costs to support loan and deposit production and increased insurance costs.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2018 and 2017 were 27.72% and 43.97%, respectively. Our effective income tax rates for the six months ended December 31, 2018 and 2017 were 26.55% and 42.50%, respectively. The primary reason for the change in the tax rates in the result of legislation commonly referred to as the Tax Cuts and Jobs Act that was enacted on December 22, 2017, which changed the federal statutory rate from 35.0% to 21.0%. The Company recorded $0.1 million and $0.1 million of excess tax benefits from stock compensation for the three months ended December 31, 2018 and 2017, respectively, and recorded $1.4 million and $0.6 million of excess tax benefits from stock compensation for the six months ended December 31, 2018 and 2017, respectively.
FINANCIAL CONDITION
Balance Sheet Analysis
Total assets increased $270.6 million, or 2.8%, to $9,810.1 million, as of December 31, 2018, up from $9,539.5 million at June 30, 2018. The increase in total assets was primarily due to an increase of $585.3 million in net loans and leases held for investment, partially offset by a decrease in cash of $366.3 million. Total liabilities increased $236.7 million, primarily from growth in deposits of $355.2 million partially offset by a decrease in FHLB advances of $114.5 million.
Loans and Leases
Net loans and leases held for investment increased 6.9% to $9,017.6 million at December 31, 2018 from $8,432.3 million at June 30, 2018. The increase in the loan and lease portfolio was primarily due to loan and lease originations and purchases of $3,216.5 million, partially offset by loan and lease repayments and other adjustments of $2,631.2 million during the six months ended December 31, 2018.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	December 31, 2018		June 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$4,330,553	47.7%	$4,198,941	49.3%
Home equity	2,642	—%	2,306	—%
Warehouse and other	730,957	8.0%	412,085	4.8%
Multifamily real estate secured	1,867,667	20.6%	1,800,919	21.1%
Commercial real estate secured	283,484	3.1%	220,379	2.6%
Auto and RV secured	255,080	2.8%	213,522	2.5%
Factoring	94,940	1.1%	169,885	2.1%
Commercial & Industrial	1,425,704	15.7%	1,481,051	17.4%
Other	91,951	1.0%	18,598	0.2%
Total gross loans and leases	9,082,978	100.0%	8,517,686	100.0%
Allowance for loan and lease losses	(53,706)		(49,151)
Unaccreted discounts and loan and lease fees	(11,722)		(36,246)
Total net loans and leases	$9,017,550		$8,432,289
The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of December 31, 2018, the Company had $1,243.4 million of interest only mortgage loans. Through December 31, 2018, the net amount of deferred interest on interest only loans was not material to our financial position or operating results.
Asset Quality and Allowance for Loan and Lease Losses
Non-performing Assets
Non-performing loans and leases are comprised of loans and leases past due 90 days or more on nonaccrual status and other nonaccrual loans and leases. Non-performing assets include non-performing loans and leases plus other real estate owned and repossessed vehicles. At December 31, 2018, our non-performing loans and leases totaled $43.0 million, or 0.47% of total gross loans and leases and our non-performing loans and leases and foreclosed assets or “non-performing assets” totaled $51.7 million, or 0.53% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2018	June 30, 2018	Inc (Dec)
Non-performing assets:
Non-accrual loans and leases:
Single family real estate secured:
Mortgage	$42,674	$28,446	$14,228
Home equity	—	16	(16)
Multifamily real estate secured	—	232	(232)
Total non-performing loans secured by real estate	42,674	28,694	13,980
Auto and RV secured	180	60	120
Commercial & Industrial	—	2,361	(2,361)
Other	152	111	41
Total non-performing loans and leases	43,006	31,226	11,780
Foreclosed real estate	8,457	9,385	(928)
Repossessed—Auto and RV	208	206	2
Total non-performing assets	$51,671	$40,817	$10,854
Total non-performing loans and leases as a percentage of total loans and leases	0.47%	0.37%	0.10%
Total non-performing assets as a percentage of total assets	0.53%	0.43%	0.10%
Total non-performing assets increased from $40.8 million at June 30, 2018 to $51.7 million at December 31, 2018. As a percentage of total assets, non-performing assets increased from 0.43% at June 30, 2018 to 0.53% at December 31, 2018. The non-performing assets increase of approximately $10.9 million, was primarily the result of increases in non-performing single family real estate secured mortgage loans.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. There were no performing troubled debt restructurings at December 31, 2018 and June 30, 2018.
Potential Impact to Credit Quality – Recent Hurricanes and Wildfires
We have loans secured by real estate located in areas affected by the hurricanes that moved through the Carolinas and Florida and by the wildfires in California. We require our borrowers to maintain adequate levels of insurance, including windstorm insurance in hurricane-prone areas and flood insurance in areas prone to flooding. We performed analytical procedures and discussed directly with borrowers to determine the properties most likely to be impacted. We have minimal exposures in the hurricane-affected areas. In the wildfire-affected areas, to date we have identified five loans totaling $9.9 million that incurred significant collateral property damage up to a total property loss and a small number of loans that have some collateral property damage. We believe based on our analysis and other procedures that properties in impacted areas have appropriate insurance coverages and that any damage incurred will not result in a material loss to the Bank.
Allowance for Loan and Lease Losses

We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan and lease losses is adequate at December 31, 2018, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at December 31, 2018 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. We had $254.9 million of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $119.9 million; 715 – 769: $92.4 million; 700 – 714: $23.0 million; 660 – 699: $18.2 million and less than 660: $1.4 million.
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
The Company had $4,287.9 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,477.3 million; 61% – 70%: $1,409.8 million; 71% – 80%: $399.7 million; greater than 80%: $1.1 million.
The Company had $1,867.7 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $932.4 million; 56% – 65%: $618.5 million; 66% – 75%: $306.2 million; 76% – 80%: $9.4 million and greater than 80%: $1.2 million.
The Company had $283.5 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $139.9 million; 51% – 60%: $63.6 million; 61% – 70%: $71.0 million; and 71% – 80%: $9.0 million.
The commercial secured portfolio consists of business loans well-collateralized by residential real estate. The other portfolio consists of receivables factoring for businesses and consumers. We allocate the allowance for loan loss for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.
The weighted average LTV percentage for our entire real estate loan portfolio was 56% at December 31, 2018. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
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

The following table summarizes impaired loans and leases as of:

(Dollars in thousands)	December 31, 2018	June 30, 2018
Non-performing loans and leases—90+ days past due plus other non-accrual loans and leases	$42,305	$30,197
Troubled debt restructuring loans—non-accrual	701	1,029
Total impaired loans and leases	$43,006	$31,226

The following table reflects management’s allocation of the allowance for loan and lease losses by loan and lease category and the ratio of each loan and lease category to total loans and leases as of the dates indicated:

	December 31, 2018		June 30, 2018
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$22,234	41.4%	$20,368	41.5%
Home equity	15	—%	14	—%
Warehouse and other	3,337	6.2%	2,080	4.2%
Multifamily real estate secured	4,833	9.0%	5,010	10.2%
Commercial real estate secured	974	1.8%	849	1.7%
Auto and RV secured	4,013	7.5%	3,178	6.5%
Factoring	316	0.6%	445	0.9%
Commercial & Industrial	15,069	28.1%	16,238	33.0%
Other	2,915	5.4%	969	2.0%
Total	$53,706	100.0%	$49,151	100.0%
The loan and lease loss provision was $5.0 million and $4.0 million for the three months ended December 31, 2018 and 2017, respectively. The loan and lease loss provision was $5.6 million and $5.0 million for the six months ended December 31, 2018 and 2017, respectively. The increase in the loan and lease loss provision was due to portfolio loan growth combined with an increased provision in the other loan classification from $2.6 million to $1.7 million for the three months ended December 31, 2017 and 2018, respectively, which was primarily attributable to the increase in Emerald Advance loan fundings. We believe that the lower average LTV in the mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan and lease loss reserves are based upon historical losses and expected future trends. The resolution of our existing other real estate owned and non-performing loans should not have a significant adverse impact on operating results.
Investment Securities
Total investment securities were $216.8 million as of December 31, 2018, compared with $180.3 million at June 30, 2018. During the six months ended December 31, 2018, we purchased 8 securities for $68.8 million, sold $2.1 million of available for sale securities, and received principal repayments of approximately $30.9 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.
Deposits
Deposits increased a net $355.2 million, or 4.4%, to $8,340.5 million at December 31, 2018, from $7,985.4 million at June 30, 2018. Our deposit growth was the result of the acquisition of $2.4 billion of deposits from Nationwide Bank on November 16, 2018, partially offset by a planned reduction of maturing short-term brokered and municipal deposits and run-off of other higher cost deposits during the six months ended December 31, 2018.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2018		June 30, 2018
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$1,000,866	—%	$1,015,355	—%
Interest-bearing:
Demand	1,740,806	1.82%	2,519,845	1.60%
Savings	2,652,922	1.53%	2,482,430	1.31%
Total interest-bearing demand and savings	4,393,728	1.64%	5,002,275	1.46%
Time deposits:
$250 and under[2]	2,475,234	2.35%	1,837,274	2.34%
Greater than $250	470,692	2.07%	130,446	2.05%
Total time deposits	2,945,926	2.30%	1,967,720	2.32%
Total interest bearing[2]	7,339,654	1.91%	6,969,995	1.70%
Total deposits	$8,340,520	1.68%	$7,985,350	1.48%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,692.2 million and $2,055.9 million as of December 31, 2018 and June 30, 2018, respectively, of which $1,276.6 million and $1,692.8 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2018	June 30, 2018	December 31, 2017
Non-interest bearing, prepaid and other	2,994,290	3,535,904	2,956,011
Checking and savings accounts	300,452	270,082	273,035
Time deposits	26,208	2,309	2,386
Total number of deposit accounts	3,320,950	3,808,295	3,231,432
The net decrease of 541,614 of non-interest bearing, prepaid and other accounts for the six months ended December 31, 2018 was primarily the result of the seasonality of the H&R Block-branded products. Our non-interest bearing, prepaid and other accounts contain two omnibus accounts that when condensed for regulatory reporting purposes result in 12,398 accounts as of December 31, 2018.

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	December 31, 2018		June 30, 2018		December 31, 2017
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$342,500	2.32%	$457,000	2.14%	$543,000	1.98%
Subordinated notes and debentures and other	54,625	6.53%	54,552	6.55%	54,503	6.56%
Total borrowings	$397,125	2.90%	$511,552	2.61%	$597,503	2.40%

Weighted average cost of borrowings during the quarter	2.46%		2.12%		2.08%
Borrowings as a percent of total assets	4.0%		5.4%		6.7%
At December 31, 2018, total borrowings amounted to $397.1 million, down $114.4 million, or 22.4%, from June 30, 2018 and down $200.4 million or 33.5% from December 31, 2017. Total borrowings represented 4.0% of total assets and had a weighted-average cost of 2.46% at December 31, 2018, compared with 5.4% of total assets at a weighted-average cost of 2.12% at June 30, 2018 and 6.7% of total assets at a weighted-average cost of 2.08% at December 31, 2017.

We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise. At December 31, 2018, we no longer had any FHLB advances including agreements that allow the FHLB, at its option, to put the advances back to us after specified dates.
Stockholders’ Equity
Stockholders’ equity increased $33.9 million to $994.4 million at December 31, 2018 compared to $960.5 million at June 30, 2018. The increase was the result of our net income for the six months ended December 31, 2018 of $75.7 million, vesting and issuance of RSUs of $5.9 million, partially offset by $47.9 million in stock repurchases and $0.2 million of dividends declared on preferred stock. On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100.0 million of common stock. As of June 30, 2018, there was $64.8 million remaining under the program. During the six months ended December 31, 2018, the Company has repurchased a total of $47.9 million, or 1,704,528 common shares at an average price of $28.09 per share with $16.9 million remaining under the current board authorized stock repurchase program.

LIQUIDITY
Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2018	2017
Operating Activities	$115,532	$66,946
Investing Activities	$(669,153)	$(436,934)
Financing Activities	$187,318	$344,536
During the six months ended December 31, 2018, we had net cash inflows from operating activities of $115.5 million compared to inflows of $66.9 million for the six months ended December 31, 2017, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $669.2 million for the six months ended December 31, 2018, while outflows totaled $436.9 million for the same period in fiscal year 2018. The increase was primarily due to increased originations of loans and leases in the fiscal 2019 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $187.3 million for the six months ended December 31, 2018, and $344.5 million for the six months ended December 31, 2017. Net cash provided by financing activities decreased primarily from a net increase in deposits for the six months ended December 31, 2018 compared to December 31, 2017.
During the six months ended December 31, 2018, we assumed $2.4 billion of deposits from Nationwide Bank, which was used to reduce our Bank’s short term borrowings. Since June 30, 2018, we have strategically used short term borrowings to position our Bank to receive these deposits without growing lower yielding earning assets.
During the six months ended December 31, 2018, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2018, the Company had $2,609.9 million available immediately being fully collateralized. At December 31, 2018, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2018, the Bank did not have any borrowings outstanding and the amount available from this source was $1,368.4 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
In an effort to expand the Bank’s liquidity options, we have issued brokered deposits of $1.7 billion at December 31, 2018. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

OFF-BALANCE SHEET COMMITMENTS
At December 31, 2018, we had commitments to originate loans with an aggregate outstanding principal balance of $739.0 million, and commitments to sell loans with an aggregate outstanding principal balance of $44.5 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
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
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. On January 3, 2019, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.
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

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of December 31, 2018 totaled $1,562.9 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of December 31, 2018
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$441,244	$153,566	$126,597	$64,266	$96,815
Time deposits[2]	3,091,977	1,608,779	789,673	191,438	502,087
Operating lease obligations[3]	87,051	5,756	14,091	15,904	51,300
Total	$3,620,272	$1,768,101	$930,361	$271,608	$650,202

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2018.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for leases of real property.
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for December 31, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At December 31, 2018, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2018 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2018
Regulatory Capital:
Tier 1	$914,801	$893,338	$875,950	$837,985
Common equity tier 1	$909,738	$888,275	$875,950	$837,985
Total capital (to risk-weighted assets)	$1,019,733	$993,650	$929,882	$887,297

Assets:
Average adjusted	$9,719,664	$9,450,894	$9,698,942	$9,509,891
Total risk-weighted	$7,278,582	$6,694,963	$7,265,168	$6,686,634

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.41%	9.45%	9.03%	8.88%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	12.50%	13.27%	12.06%	12.53%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	12.57%	13.34%	12.06%	12.53%	8.00%	6.00%
Total capital (to risk-weighted assets)	14.01%	14.84%	12.80%	13.27%	10.00%	8.00%
Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At December 31, 2018, our Company and Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2018 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2018
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$256,547	$—	$—	$—	$256,547
Securities[1]	174,516	11,751	11,280	19,238	216,785
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans and leases—net of allowance for loan loss	3,162,004	1,103,277	4,480,175	272,094	9,017,550
Loans held for sale	19,018	—	—	—	19,018
Total interest-earning assets	3,629,335	1,115,028	4,491,455	291,332	9,527,150
Non-interest earning assets	—	—	—	—	282,946
Total assets	$3,629,335	$1,115,028	$4,491,455	$291,332	$9,810,096
Interest-bearing liabilities:
Interest-bearing deposits	$1,676,116	$4,279,686	$910,453	$473,399	$7,339,654
Advances from the FHLB	115,000	30,000	167,500	30,000	342,500
Subordinated notes and debentures and other	5,082	—	—	49,543	54,625
Total interest-bearing liabilities	1,796,198	4,309,686	1,077,953	552,942	7,736,779
Other non-interest-bearing liabilities	—	—	—	—	1,078,916
Stockholders’ equity	—	—	—	—	994,401
Total liabilities and equity	$1,796,198	$4,309,686	$1,077,953	$552,942	$9,810,096
Net interest rate sensitivity gap	$1,833,137	$(3,194,658)	$3,413,502	$(261,610)	$1,790,371
Cumulative gap	$1,833,137	$(1,361,521)	$2,051,981	$1,790,371	$1,790,371
Net interest rate sensitivity gap—as a % of total interest earning assets	19.24%	(33.53)%	35.83%	(2.75)%	18.79%
Cumulative gap—as % of total interest earning assets	19.24%	(14.29)%	21.54%	18.79%	18.79%

[1]	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2018 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of December 31, 2018
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$394,836	3.6%	$389,921	(1.8)%
Base	$381,036	—%	$397,113	—%
Down 200 basis points	$365,429	(4.1)%	$394,983	(0.5)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of December 31, 2018
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,262,085	8.2%	13.3%
Up 200 basis points	$1,263,383	8.3%	13.1%
Up 100 basis points	$1,241,504	6.5%	12.6%
Base	$1,166,105	—%	11.7%
Down 100 basis points	$1,018,258	(12.7)%	10.2%
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

An extended government shutdown may negatively impact our business
For 35 days ending on January 25, 2019, the U.S. government was partially shut down due to a lapse in appropriations from Congress. On January 25, 2019, a three-week continuing resolution was passed, which reopened the government through February 15, 2019, after which the government may shut down again. An extended government shutdown could reduce the pace of refund processing by the Internal Revenue Service, which may cause our Refund Advance loans to be outstanding longer than anticipated. An extended shutdown may also impair the financial standing of federal employees who have been furloughed, limiting their ability to meet their personal obligations for our products, such as mortgages, auto and unsecured consumer loans, and reduce levels of economic activity generally in the markets in which we operate and in the economy generally. The actual impact of an extended U.S. Government shutdown could be more severe than currently anticipated.

Our acquisition of a broker-dealer business is subject to a variety of risks associated with the securities industry.

In September 2018, we agreed to acquire COR Securities Holdings Inc. (“COR”), a leading full-service correspondent clearing firm for independent broker-dealers. Our acquisition of a broker-dealer and entry into this business will involve a number of risks and challenges, including risks related to our ability to integrate the acquired operations and the associated internal controls and regulatory functions into our current operations, our ability to retain key personnel of the acquired operations, our ability to limit the outflow of acquired deposits and successfully retain and manage acquired assets, our ability to retain existing correspondents of COR who may choose to perform their own clearing services, move their clearing business to one of our competitors or exit the business, our ability to attract new customers and generate new assets in areas not previously served, and the possible assumption of risks and liabilities related to litigation or regulatory proceedings involving the acquired operations.

In addition, entry into the broker-dealer business may subject us to new risks related to the movement of equity prices. For example, if securities prices decline rapidly the value of our collateral could fall below the amount of the indebtedness secure by these securities, and in rapidly appreciating markets, credit risk may increase due to short positions. The securities lending and securities trading and execution businesses will also subject us to credit risk if a counterparty fails to perform or if collateral securing its obligations is insufficient. In securities transactions generally, we will be subject to credit risk during the period between the execution of a trade and the settlement by the customer. Significant failures by our customers, including correspondents, or clients to honor their obligations, or increases in their rates of default, together with insufficient collateral and reserves, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Our broker-dealer business will also subject us to new risks and uncertainties that are common in the securities industry, including intense competition in the public finance and other sectors of the securities industry, extensive governmental regulation by the Securities and Exchange Commission and FINRA and potentially new areas and types of litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended December 31, 2018. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plan does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. During the quarter ended December 31, 2018, there were 1,704,528 shares purchased under the plan.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended December 31, 2018
October 1, 2018 to October 31, 2018	50,000	$28.52	50,000	$63,391
November 1, 2018 to November 30, 2018	614,439	$29.52	614,439	$45,251
December 1, 2018 to December 31, 2018	1,040,089	$27.22	1,040,089	$16,936
For the Three Months Ended December 31, 2018	1,704,528	$28.06	1,704,528	$16,936

Stock Retained in Net Settlement
October 1, 2018 to October 31, 2018	10,109
November 1, 2018 to November 30, 2018	1,826
December 1, 2018 to December 31, 2018	33,284
For the Three Months Ended December 31, 2018	45,219

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

Axos Financial, Inc.

Dated:	January 29, 2019	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	January 29, 2019	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)