Form 10-Q
period 2019-03-31
Axos Financial, Inc.
filed 2019-04-30
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2019

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 61,285,734 shares of common stock, $0.01 par value per share, as of April 23, 2019.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	March 31, 2019	June 30, 2018
ASSETS
Cash and due from banks	$288,832	$544,317
Cash segregated for regulatory purposes	474,407	78,433
Federal funds sold	100	100
Total cash and cash equivalents	763,339	622,850
Securities:
Available-for-sale	219,156	180,305
Stock of the regulatory agencies, at cost	19,682	17,250
Loans held for sale, carried at fair value	15,714	35,077
Loans held for sale, lower of cost or fair value	3,267	2,686
Loans and leases—net of allowance for loan and lease losses of $71,746 as of March 31, 2019 and $49,151 as of June 30, 2018	9,098,453	8,432,289
Mortgage servicing rights, carried at fair value	10,355	10,752
Other real estate owned and repossessed vehicles	7,616	9,591
Goodwill and other intangible assets—net	136,076	67,788
Securities borrowed	127,167	—
Customer, broker-dealer and clearing receivables	252,900	—
Other assets	221,836	160,916
TOTAL ASSETS	$10,875,561	$9,539,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,763,773	$1,015,355
Interest bearing	6,891,682	6,969,995
Total deposits	8,655,455	7,985,350
Advances from the Federal Home Loan Bank	443,500	457,000
Borrowings, subordinated notes and debentures	214,477	54,552
Securities loaned	201,574	—
Customer, broker-dealer and clearing payables	245,208	—
Accounts payable and accrued liabilities and other liabilities	75,862	82,089
Total liabilities	9,836,076	8,578,991
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of March 31, 2019 and June 30, 2018	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 66,253,298 shares issued and 61,285,375 shares outstanding as of March 31, 2019; 65,796,060 shares issued and 62,688,064 shares outstanding as of June 30, 2018	663	658
Additional paid-in capital	384,491	366,515
Accumulated other comprehensive income (loss)—net of tax	(518)	(613)
Retained earnings	785,613	671,348
Treasury stock, at cost; 4,967,923 shares as of March 31, 2019 and 3,107,996 shares as of June 30, 2018	(135,827)	(82,458)
Total stockholders’ equity	1,039,485	960,513
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,875,561	$9,539,504

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except earnings per common share)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$157,181	$135,901	$397,049	$335,510
Securities borrowed and customer receivables	3,970	—	3,970	—
Investments	8,057	8,979	22,225	20,666
Total interest and dividend income	169,208	144,880	423,244	356,176
INTEREST EXPENSE:
Deposits	29,719	20,800	84,385	57,162
Advances from the Federal Home Loan Bank	8,366	6,496	26,848	14,605
Securities loaned	1,038	—	1,038	—
Other borrowings	916	901	2,805	2,963
Total interest expense	40,039	28,197	115,076	74,730
Net interest income	129,169	116,683	308,168	281,446
Provision for loan and lease losses	19,000	16,900	24,550	21,900
Net interest income, after provision for loan and lease losses	110,169	99,783	283,618	259,546
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	—	(101)	(133)	(18)
Other-than-temporary loss on securities:
Total impairment (losses) gains	(1,666)	(173)	(1,666)	(6,271)
Loss (gain) recognized in other comprehensive income	845	173	845	6,115
Total unrealized (loss) gain on securities	(821)	—	(821)	(156)
Prepayment penalty fee income	706	874	4,077	3,108
Gain on sale – other	535	522	5,611	2,888
Mortgage banking income	352	3,089	2,959	11,852
Broker-dealer fee income	5,036	—	5,036	—
Banking and service fees	20,290	19,141	42,804	36,290
Total non-interest income	26,098	23,525	59,533	53,964
NON-INTEREST EXPENSE:
Salaries and related costs	33,716	25,871	93,524	72,310
Data processing	7,144	4,216	16,792	12,191
Advertising and promotional	3,635	4,315	11,265	11,092
Depreciation and amortization	4,765	2,024	11,348	5,719
Professional services	4,286	1,474	8,489	3,954
Occupancy and equipment	2,584	1,543	5,983	4,461
FDIC and regulatory fees	2,133	1,242	6,587	3,338
Broker-dealer clearing charges	1,095	—	1,095	—
General and administrative expense	22,457	4,749	30,587	11,198
Total non-interest expense	81,815	45,434	185,670	124,263
INCOME BEFORE INCOME TAXES	54,452	77,874	157,481	189,247
INCOME TAXES	15,631	26,621	42,984	73,953
NET INCOME	$38,821	$51,253	$114,497	$115,294
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$38,744	$51,176	$114,265	$115,062
COMPREHENSIVE INCOME	$38,530	$49,746	$114,592	$113,666
Basic earnings per common share (revised for March 2018)	$0.63	$0.82	$1.84	$1.82
Diluted earnings per common share (revised for March 2018)	$0.63	$0.80	$1.83	$1.79

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2019	2018	2019	2018
NET INCOME	$38,821	$51,253	$114,497	$115,294
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $128 and $(715) for the three months ended March 31, 2019 and 2018, and $109 and $(3,215) for the nine months ended March 31, 2019 and 2018, respectively.	303	(1,700)	595	(5,661)
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $(251) and $51 for the three months ended March 31, 2019 and 2018, and $(251) and $2,278 for the nine months ended March 31, 2019 and 2018, respectively.	(594)	122	(594)	3,837
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $0 and $(30) for the three months ended March 31, 2019 and 2018, and $(30) and $(104) for the nine months ended March 31, 2019 and 2018, respectively.	—	71	94	196
Other comprehensive income (loss)	(291)	(1,507)	95	(1,628)
Comprehensive income	$38,530	$49,746	$114,592	$113,666

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2019
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2018	515	$5,063	66,169,401	(4,961,658)	61,207,743	$662	$377,689	$746,869	$(227)	$(135,655)	$994,401
Net income	—	—	—	—	—	—	—	38,821	—	—	38,821
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(291)	—	(291)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Stock-based compensation expense and restricted stock unit vesting	—	—	83,897	(6,265)	77,632	1	6,802	—	—	(172)	6,631
BALANCE—March 31, 2019	515	$5,063	66,253,298	(4,967,923)	61,285,375	$663	$384,491	$785,613	$(518)	$(135,827)	$1,039,485

	For the Three Months Ended March 31, 2018
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2017	515	$5,063	65,444,875	(2,724,234)	62,720,641	$654	$353,801	$583,132	$366	$(69,353)	$873,663
Net income	—	—	—	—	—	—	—	51,253	—	—	51,253
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,507)	—	(1,507)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Purchase of treasury stock	—	—	—	(230,028)	(230,028)	—	—	—	—	(6,888)	(6,888)
Stock-based compensation expense and restricted stock unit vesting	—	—	71,282	(9,027)	62,255	1	5,498	—	—	(290)	5,209
BALANCE—March 31, 2018	515	$5,063	65,516,157	(2,963,289)	62,552,868	$655	$359,299	$634,308	$(1,141)	$(76,531)	$921,653

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Nine Months Ended March 31, 2019
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2018	515	$5,063	65,796,060	(3,107,996)	62,688,064	$658	$366,515	$671,348	$(613)	$(82,458)	$960,513
Net income	—	—	—	—	—	—	—	114,497	—	—	114,497
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	95	—	95
Cash dividends on preferred stock	—	—	—	—	—	—	—	(232)	—	—	(232)
Purchase of treasury stock	—	—	—	(1,704,528)	(1,704,528)	—	—	—	—	(47,881)	(47,881)
Stock-based compensation expense and restricted stock unit vesting	—	—	457,238	(155,399)	301,839	5	17,976	—	—	(5,488)	12,493
BALANCE—March 31, 2019	515	$5,063	66,253,298	(4,967,923)	61,285,375	$663	$384,491	$785,613	$(518)	$(135,827)	$1,039,485

	For the Nine Months Ended March 31, 2018
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2017	515	$5,063	65,115,932	(1,579,688)	63,536,244	$651	$346,117	$519,246	$487	$(37,317)	$834,247
Net income	—	—	—	—	—	—	—	115,294	—	—	115,294
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,628)	—	(1,628)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(232)	—	—	(232)
Purchase of treasury stock	—	—	—	(1,233,491)	(1,233,491)	—	—	—	—	(35,183)	(35,183)
Stock-based compensation expense and restricted stock unit vesting	—	—	400,225	(150,110)	250,115	4	13,182	—	—	(4,031)	9,155
BALANCE—March 31, 2018	515	$5,063	65,516,157	(2,963,289)	62,552,868	$655	$359,299	$634,308	$(1,141)	$(76,531)	$921,653

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,497	$115,294
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net accretion of discounts on securities and loans and leases	(30,844)	(29,543)
Amortization of borrowing costs	156	156
Stock-based compensation expense	17,981	13,185
Net (gain) loss on sale of investment securities	133	18
Impairment charge on securities	821	156
Provision for loan and lease losses	24,550	21,900
Broker-dealer reserve for bad debt	15,298	—
Deferred income taxes	(13,640)	8,227
Origination of loans held for sale	(1,201,001)	(1,275,333)
Unrealized (gain) loss on loans held for sale	246	(145)
Gain on sales of loans held for sale	(8,570)	(14,740)
Proceeds from sale of loans held for sale (revised for March 2018)	1,227,360	1,280,757
Change in fair value of mortgage servicing rights	2,053	(188)
(Gain) loss on sale of other real estate and foreclosed assets	(253)	(216)
Depreciation and amortization	11,348	5,719
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(12,286)	(6,242)
Securities borrowed	30,731	—
Customer, broker-dealer and clearing receivables	(36,024)	—
Other assets (revised for March 2018)	(13,021)	(20,933)
Accrued interest payable	1,327	393
Securities loaned	(1,467)	—
Customer, broker-dealer and clearing payables	5,097	—
Accounts payable and other liabilities	(7,881)	19,907
Net cash provided by (used in) operating activities (revised for March 2018)	126,611	118,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(73,664)	(81,908)
Proceeds from sales of available-for-sale securities	1,927	53,010
Proceeds from repayment of securities	41,755	126,993
Purchase of stock of the Federal Home Loan Bank	(177,326)	(25,287)
Proceeds from redemption of stock of the Federal Home Loan Bank	177,325	21,507
Origination of loans and leases held for investment	(5,369,034)	(4,543,744)
Proceeds from sale of loans and leases held for investment (revised for March 2018)	45,073	206
Origination of mortgage warehouse loans, net	(63,868)	(17,460)
Proceeds from sales of other real estate owned and repossessed assets	1,805	1,654
Cash paid for deposit acquisition	(14,747)	—
Acquisition of business activity, net of cash paid	67,911	—
Purchases of loans and leases, net of discounts and premiums	(11,525)	—
Principal repayments on loans and leases	4,727,328	3,869,702
Purchases of furniture, equipment and software	(16,786)	(8,350)
Net cash used in investing activities (revised for March 2018)	(663,826)	(603,677)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	670,105	1,064,250
Repayment of the Federal Home Loan Bank term advances	(132,500)	(15,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	119,000	343,000
Repayments of borrowings	(43,100)	(20,000)
Proceeds of borrowings	110,300	—
Tax payments related to settlement of restricted stock units	(5,488)	(4,031)
Repurchase of treasury stock	(47,881)	(35,183)
Tax benefit from exercise of common stock options and vesting of restricted stock grants	—	1
Cash dividends paid on preferred stock	(232)	(232)
Proceeds from issuance of subordinated notes	7,500	—
Net cash provided by financing activities	677,704	1,332,805
NET CHANGE IN CASH AND CASH EQUIVALENTS	140,489	847,500
CASH AND CASH EQUIVALENTS—Beginning of year	$622,850	$643,541
CASH AND CASH EQUIVALENTS—End of period	$763,339	$1,491,041

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$112,717	$74,337
Income taxes paid	$43,930	$39,406
Transfers from loans and leases held for investment to other real estate and repossessed vehicles	$578	$8,425
Transfers from loans and leases held for investment to loans held for sale	$57,408	$—
Transfers from loans held for sale to loans held for investment	$—	$1,034
Loans and leases held for investment sold, cash not received	$33,996	$—

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018
(Dollars in thousands, except per share and stated value amounts)
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (the “Axos Nevada Holding” and collectively, the “Company”). Axos Nevada Holding wholly owns its subsidiary Axos Securities, LLC, which wholly owns subsidiaries Axos Clearing LLC (“Axos Clearing”), a clearing broker dealer, WiseBanyan, Inc., a registered investment advisor, and WiseBanyan Securities, LLC, an introducing broker dealer. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to previously reported amounts in the unaudited condensed consolidated financial statements and notes thereto to make them consistent with the current period presentation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2018 included in our Annual Report on Form 10-K.
Business Segments. The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company operates through two operating segments: Banking Business and Securities Business. Please refer to “Note 17 - Segment Reporting” for further information on the reporting for the Company’s two business segments.

2.	SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents. The Bank’s cash, due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days, consist of cash and cash equivalents. Net cash flows are reported for customer deposit transactions.
Cash segregated for regulatory purposes. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included within this are cash balances required by the Federal Reserve Bank of San Francisco. In addition this account includes qualified deposits in special reserve bank accounts for the exclusive benefit of customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (the “Exchange Rate”) and other regulations.
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
Securities Borrowed and Securities Loaned. Securities borrowed and securities loaned transactions are reported as collateralized financings and recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount in excess of the fair value of securities loaned. The Company monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.
Customer, Broker-Dealer and Clearing Receivables and Payables. Customer, broker-dealer and clearing receivables include receivables of the Company’s broker-dealer subsidiaries, which represent amounts due on cash and margin transactions and are generally collateralized by securities owned by clients. These receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. The receivables are reported at their outstanding principal balance net of allowance for doubtful accounts. When a receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources, such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the balance sheet. Also included in these accounts are receivables and payables from brokers and dealers and clearing organizations as well as securities failed to deliver and receive.

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

Broker dealer clearing fees. Fee revenue is generally recognized at a point in time upon the delivery of contracted services based on a predefined contractual amount or on the trade date for trade execution services based on prevailing market prices and internal and regulatory guidelines. Revenues and expenses related to client trades, including order routing revenue (also referred to as payment for order flow), are recorded on a trade-date basis. Client securities trades are recorded on a settlement-date basis with such trades generally settling within two business days after the trade date.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Non-interest income
Deposit service fees	$404	$224	$3,083	$2,950
Card fees	1,174	911	4,094	2,670
Broker-dealer clearing fees	1,567	—	1,567	—
Bankruptcy trustee and fiduciary service fees	1,514	—	5,724	—
Non-interest income (in-scope of Topic 606)	4,659	1,135	14,468	5,620
Non-interest income (out-of-scope of Topic 606)	21,439	22,390	45,065	48,344
Total non-interest income	$26,098	$23,525	$59,533	$53,964

Contract Balances. A contract asset or receivable is recognized if the Company performs a service or transfers a good in advance of receiving consideration. A contract liability is recognized if the Company receives consideration (or has the unconditional right to receive consideration) in advance of performance. As of March 31, 2019, the Company’s contract liabilities were not considered material.

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

	Three Months Ended			Nine Months Ended
	March 31, 2018			March 31, 2018
(Dollars in thousands, except per share data)	Previously Reported	Adjustment	Revised	Previously Reported	Adjustment	Revised
Earnings Per Common Share
Net income attributable to common stockholders	$51,176	$—	$51,176	$115,062	$—	$115,062
Average common shares issued and outstanding	62,543,949	—	62,543,949	63,219,386	—	63,219,386
Average unvested RSUs	1,551,828	(1,479,828)	72,000	1,488,554	(1,409,128)	79,426
Total qualifying shares	64,095,777	(1,479,828)	62,615,949	64,707,940	(1,409,128)	63,298,812
Earnings per common share	$0.80	$0.02	$0.82	$1.78	$0.04	$1.82
Diluted Earnings Per Common Share
Dilutive net income attributable to common stockholders	$51,176	$—	$51,176	$115,062	$—	$115,062
Average common shares issued and outstanding	64,095,777	(1,479,828)	62,615,949	64,707,940	(1,409,128)	63,298,812
Dilutive effect of average unvested RSUs	—	1,050,861	1,050,861	—	874,663	874,663
Total dilutive common shares issued and outstanding	64,095,777	(428,967)	63,666,810	64,707,940	(534,465)	64,173,475
Diluted earnings per common share	$0.80	$—	$0.80	$1.78	$0.01	$1.79
During the fourth quarter of 2018, the Company identified an immaterial error related to the classification of proceeds from the sale of loans that were transferred from loans held-for-investment in the condensed consolidated statements of cash flows for the nine months ended March 31, 2018 and revised its previously issued financial statements for the nine months ended March 31, 2018 to correctly present these activities. There was no change to net change in cash and cash equivalents. The revisions to cash flows from operating and investing activities are reflected in the table below.

	Nine Months Ended March 31, 2018
(Dollars in thousands)	Previously Reported	Adjustment	Revised
Cash Flows From Operating Activities:
Proceeds from sale of loans held for sale	$1,280,673	$84	$1,280,757
Other assets	$(20,643)	$(290)	$(20,933)
Net cash provided by in operating activities	$118,578	$(206)	$118,372
Cash Flows From Investing Activities:
Proceeds from sale of loans held for investment	$—	$206	$206
Net cash used in investing activities	$(603,883)	$206	$(603,677)

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
New Accounting Pronouncements.In February 2016, the FASB issued ASU 2016-02, Leases, as amended in July 2018 by ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements. The new standard establishes a right-of-use model that requires a lessee to record a right of use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASUs 2016-02, 2018-10 and 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is anticipated for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company continues to evaluate the impact of ASUs 2016-02, 2018-10 and 2018-11. The Company has several lease agreements, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated balance sheet. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated balance sheet as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated balance sheet, along with the Company’s regulatory capital ratios. However, the Company does not expect the new guidance to have a material impact on the Company’s consolidated statements of income. The Company is nearing completion of its effort to compile a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. The Company plans to adopt this standard on July 1, 2019.
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
In August 2018, the FASB issued guidance within ASU 2018-13, Fair Value Measurement Disclosure Framework (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 require a nonpublic entity to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities. Public companies are also now required to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Under current GAAP, entities are required to disclose a roll forward for Level 3 fair value measurements. The amendments in this ASU related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU will amend the guidance in ASC Topic 230, Statement of Cash Flows, and is intended to reduce the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments within this ASU will require that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalents amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, an entity will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. An entity will also be required to disclose information regarding the nature of the restrictions. ASU 2016-18 requires retrospective application and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on March 31, 2019. The new guidance did not have a significant impact on the Company’s consolidated financial statements at the time of adoption.

3.	ACQUISITIONS
The Company completed one business acquisition during the fiscal year ended June 30, 2018 and two business acquisitions and two asset acquisitions during the nine months ended March 31, 2019. The pro forma results of operations and the results of operations for the acquisitions since the acquisition date have not been separately disclosed because the effects were not material to the consolidated financial statements. The purchase transactions are detailed below.
MWABank deposit acquisition. On March 15, 2019, the Bank closed the deposit assumption agreement with MWA Bank and acquired approximately $173 million of deposits, including approximately $151 million of checking, savings and money market accounts and $22 million of time deposits, from MWABank. Axos did not assume any assets, employees or branches in this transaction. The Bank received cash equal to the book value of the deposit liabilities.

WiseBanyan. On February 26, 2019 the Company’s subsidiary, Axos Securities, LLC, had completed the acquisition of WiseBanyan Holding, Inc. and its subsidiaries (collectively “WiseBanyan”). Headquartered in Las Vegas, Nevada, WiseBanyan is a provider of personal financial and investment management services through a proprietary technology platform. WiseBanyan currently serves approximately 24,000 clients with approximately $150 million of assets under management. The Company paid $3.2 million in cash to acquire the assets of WiseBanyan and recorded $2.7 million in intangible assets.
COR Securities Holdings. On January 28, 2019 (“Acquisition Date”), Axos Clearing, LLC and Axos Clarity MergeCo., Inc. completed the acquisition of COR Securities Holdings Inc.(“COR Securities”), the parent company of COR Clearing LLC (“COR Clearing”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 28, 2018 (the “Merger Agreement”).
Headquartered in Omaha, Nebraska, COR Clearing is a full-service correspondent clearing firm for independent broker-dealers. Established as a part of Mutual of Omaha Insurance Company and spun off as Legent Clearing in 2002, COR Clearing provides clearing, settlement, custody, securities and margin lending, and technology solutions to more than sixty introducing broker-dealers and 90,000 customers. The total cash consideration of approximately $80.3 million was funded with existing capital. The Company issued subordinated notes totaling $7.5 million to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement.

The acquisition of COR Securities is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The Company recorded goodwill for a provisional amount of $34.9 million and an additional $20.1 million in intangible assets as of the Acquisition Date. The estimated fair values of the acquired assets and assumed liabilities are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the closing date of acquisition. Included in the professional services line of the statement of income the Company recognized $0.4 million in transaction costs.

The consideration paid for COR Securities common equity and the provisional fair values of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

(Dollars in thousands)	January 28, 2019
ASSETS
Cash and due from banks	$16,604
Cash segregated for regulatory purposes	142,016
Securities, available for sale	9,585
Stock of the regulatory agencies, at cost	2,431
Furniture, equipment and software—net	2,101
Securities borrowed	157,898
Customer, broker-dealer and clearing receivables	232,174
Other assets	5,564
Total identifiable assets	$568,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable to banks	$85,100
Securities loaned	203,041
Customer, broker-dealer and clearing payables	240,110
Deferred income tax	2,185
Accounts payable and accrued liabilities	5,198
Total identifiable liabilities	$535,634

Provisional resulting goodwill	$34,933
Intangible assets	20,120
Total cash purchase price	$80,292
Notes issued	$7,500

Nationwide Bank deposit acquisition. On November 16, 2018, the Bank completed the acquisition of substantially all of Nationwide Bank’s (“Nationwide”) deposits at the time of closing, adding $2.4 billion in deposits, including $0.7 billion in checking, savings and money market accounts and $1.7 billion in time deposit accounts. The Bank received cash for the deposit balances transferred less a premium of $13.5 million, commensurate with the fair market value of the deposits purchased.
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
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. For each security, the Company inputs a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of each security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (and decreased by) the forecasted decrease or increase in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The national unemployment rate announced prior to the end of the period covered by this report (reported for February 2019) was 3.8%, down from the high of 10.0% in October 2009. Going forward, the Company is projecting lower monthly default rates. The range of loss severity rates applied to each default used in the Company’s projections at March 31, 2019 are from 40.0% up to 68.3% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at March 31, 2019 are from 1.5% up to 16.0% with Alt-A and Pay-option ARMs securities tending toward the lower end of the range. The Company applies its discount rates to the projected monthly cash flows which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at March 31, 2019, the Company computed its discount rates as a spread between 271 and 679 basis points over the interpolated swap curve with Alt-A and Pay-option ARM securities tending toward the lower end of the range.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and June 30, 2018. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,692	$—	$1,692
Agency RMBS[1]	—	10,070	—	10,070
Non-Agency RMBS[2]	—	—	13,122	13,122
Municipal	—	29,804	—	29,804
Asset-backed securities and structured notes	—	164,468	—	164,468
Total—Securities—Available-for-Sale	$—	$206,034	$13,122	$219,156
Loans Held for Sale	$—	$15,714	$—	$15,714
Mortgage servicing rights	$—	$—	$10,355	$10,355
Other assets—Derivative instruments	$—	$—	$838	$838
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$216	$216

	June 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Available-for-Sale:
Agency RMBS[1]	$—	$12,926	$—	$12,926
Non-Agency RMBS[2]	—	—	17,443	17,443
Municipal	—	20,212	—	20,212
Asset-backed securities and structured notes	—	129,724	—	129,724
Total—Securities—Available-for-Sale	$—	$162,862	$17,443	$180,305
Loans Held for Sale	$—	$35,077	$—	$35,077
Mortgage servicing rights	$—	$—	$10,752	$10,752
Other assets—Derivative instruments	$—	$—	$1,321	$1,321
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$368	$368

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2019
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$14,421	$11,215	$469	$26,105
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	—	—	—	—
Included in earnings—Fair value gain (loss) on trading securities	—	—	—	—
Included in earnings—Mortgage banking income	—	(1,199)	153	(1,046)
Included in other comprehensive income	(108)	—	—	(108)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	339	—	339
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(370)	—	—	(370)
Other-than-temporary impairment	(821)	—	—	(821)
Closing balance	$13,122	$10,355	$622	$24,099

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,199)	$153	$(1,046)

	For the Nine Months Ended
	March 31, 2019
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$17,443	$10,752	$953	$29,148
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	(133)	—	—	(133)
Included in earnings—Fair value gain (loss) on trading securities	—	—	—	—
Included in earnings—Mortgage banking income	—	(2,053)	(331)	(2,384)
Included in other comprehensive income	442	—	—	442
Purchases, issues, sales and settlements:
Purchases	—	1,656	—	1,656
Issues	—	—	—	—
Sales	(2,058)	—	—	(2,058)
Settlements	(1,751)	—	—	(1,751)
Other-than-temporary impairment	(821)	—	—	(821)
Closing balance	$13,122	$10,355	$622	$24,099

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(133)	$(2,053)	$(331)	$(2,517)

	For the Three Months Ended
	March 31, 2018
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$—	$24,791	$9,066	$1,218	$35,075
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	—	(101)	—	—	(101)
Included in earnings—Fair value gain on trading securities	—	—	—	—	—
Included in earnings—Mortgage banking income	—	—	567	220	787
Included in other comprehensive income	—	(960)	—	—	(960)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	—	595	—	595
Issues	—	—	—	—	—
Sales	—	(4,068)	—	—	(4,068)
Settlements	—	(2,032)	—	—	(2,032)
Other-than-temporary impairment	—	—	—	—	—
Closing balance	$—	$17,630	$10,228	$1,438	$29,296

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(101)	$567	$220	$686

	For the Nine Months Ended
	March 31, 2018
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$8,327	$71,503	$7,200	$1,026	$88,056
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	282	(300)	—	—	(18)
Included in earnings—Fair value gain (loss) on trading securities	—	—	—	—	—
Included in earnings—Mortgage banking income	—	—	188	412	600
Included in other comprehensive income	—	(2,114)	—	—	(2,114)
Purchases, issues, sales and settlements:
Purchases	—	—	2,840	—	2,840
Issues	—	—	—	—	—
Sales	(8,609)	(44,267)	—	—	(52,876)
Settlements	—	(7,036)	—	—	(7,036)
Other-than-temporary impairment	—	(156)	—	—	(156)
Closing balance	$—	$17,630	$10,228	$1,438	$29,296

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(300)	$188	$412	$300

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	March 31, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$13,122	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 19.9% (12.0%) 1.5 to 16.0% (7.1%) 40.0 to 68.3% (59.1%) 2.7 to 6.8% (4.1%)
Mortgage Servicing Rights	$10,355	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.7 to 38.4% (9.5%) 2.0 to 9.6 (6.7) 9.5 to 13.0% (9.8%)
Derivative Instruments	$622	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.2 to 0.7% (0.4%)

	June 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$17,443	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 25.8% (14.1%) 1.5 to 10.6% (5.1%) 40.0 to 68.0% (58.9%) 2.7 to 7.1% (4.2%)
Mortgage Servicing Rights	$10,752	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.0 to 26.6% (9.1%) 2.4 to 9.5 (6.9) 9.5 to 13.0% (9.9%)
Derivative Instruments	$953	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.1 to 0.4% (0.3%)

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

The table below summarizes assets measured for impairment on a non-recurring basis:

	March 31, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans and Leases:
Single family real estate secured:
Mortgage	$—	$—	$43,443	$43,443
Auto and RV secured	—	—	292	292
Other	—	—	798	798
Total	$—	$—	$44,533	$44,533
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$7,470	$7,470
Autos and RVs	—	—	146	146
Total	$—	$—	$7,616	$7,616

	June 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans and Leases:
Single family real estate secured:
Mortgage	$—	$—	$28,446	$28,446
Home equity	—	—	16	16
Multifamily real estate secured	—	—	232	232
Auto and RV secured	—	—	60	60
Commercial & Industrial	—	—	2,361	2,361
Other	—	—	111	111
Total	$—	$—	$31,226	$31,226
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$9,385	$9,385
Autos and RVs	—	—	206	206
Total	$—	$—	$9,591	$9,591

Impaired loans and leases measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans and leases have a carrying amount of $44,533, after charge-offs of $1,027 for the nine months ended March 31, 2019, life to date charge-offs of $2,591, life to date interest payments applied to principal of $985 for total life to date principal balance adjustments of $3,576. Impaired loans had a related allowance of $651 at March 31, 2019.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $7,616 after charge-offs of $987 for the three months ended March 31, 2019.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2019 and June 30, 2018.
As of March 31, 2019 and June 30, 2018, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	March 31, 2019	June 30, 2018
Aggregate fair value	$15,714	$35,077
Contractual balance	15,286	34,415
Gain	$428	$662
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2019	2018	2019	2018
Interest income	$258	$213	$824	$584
Change in fair value	134	275	(577)	558
Total	$392	$488	$247	$1,142

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2019
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans and leases:
Single family real estate secured:
Mortgage	$43,443	Sales comparison approach	Adjustment for differences between the comparable sales	-51.4 to 80.0% (1.1%)
Auto and RV secured	$292	Sales comparison approach	Adjustment for differences between the comparable sales	-36.7 to 38.9% (2.5%)
Other	$798	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) -1.7 to 1.6% (-0.1%)
Other real estate owned and foreclosed assets:
Single family real estate	$7,470	Sales comparison approach	Adjustment for differences between the comparable sales	-46.3 to 53.0% (6.3%)
Autos and RVs	$146	Sales comparison approach	Adjustment for differences between the comparable sales	-7.7 to 56.3% (10.1%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at March 31, 2019 and June 30, 2018 were as follows:

	March 31, 2019
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$763,339	$763,339	$—	$—	$763,339
Securities available-for-sale	219,156	—	206,034	13,122	219,156
Loans held for sale, at fair value	15,714	—	15,714	—	15,714
Loans held for sale, at lower of cost or fair value	3,267	—	—	3,913	3,913
Loans and leases held for investment—net	9,098,453	—	—	9,265,296	9,265,296
Accrued interest receivable	38,996	—	—	38,996	38,996
Mortgage servicing rights	10,355	—	—	10,355	10,355
Securities borrowed	127,167	—	—	127,269	127,269
Customer, broker-dealer and clearing receivables	252,900	—	—	254,822	254,822
Financial liabilities:
Total deposits	8,655,455	—	8,203,638	—	8,203,638
Advances from the Federal Home Loan Bank	443,500	—	443,911	—	443,911
Borrowings, subordinated notes and debentures	214,477	—	213,271	—	213,271
Accrued interest payable	3,080	—	3,080	—	3,080
Securities Loaned	201,574	—	—	201,473	201,473
Customer, broker-dealer and clearing payables	245,208	—	—	211,586	211,586

	June 30, 2018
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$622,850	$622,850	$—	$—	$622,850
Securities available-for-sale	180,305	—	162,862	17,443	180,305
Loans held for sale, at fair value	35,077	—	35,077	—	35,077
Loans held for sale, at lower of cost or fair value	2,686	—	—	2,734	2,734
Loans and leases held for investment—net	8,432,289	—	—	8,466,494	8,466,494
Accrued interest receivable	26,729	—	—	26,729	26,729
Mortgage servicing rights	10,752	—	—	10,752	10,752
Financial liabilities:
Total deposits	7,985,350	—	7,584,928	—	7,584,928
Advances from the Federal Home Loan Bank	457,000	—	453,326	—	453,326
Borrowings, subordinated notes and debentures	54,552	—	51,693	—	51,693
Accrued interest payable	1,753	—	1,753	—	1,753
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

5.	SECURITIES
The amortized cost, carrying amount and fair value for the available-for-sale securities at March 31, 2019 and June 30, 2018 were:

	March 31, 2019
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$10,115	$112	$(157)	$10,070
Non-agency[2]	13,910	100	(888)	13,122
Total mortgage-backed securities	24,025	212	(1,045)	23,192
Non-RMBS:
U.S. agencies[1]	1,692	—	—	1,692
Municipal	29,965	660	(821)	29,804
Asset-backed securities and structured notes	163,330	1,364	(226)	164,468
Total Non-RMBS	194,987	2,024	(1,047)	195,964
Total debt securities	$219,012	$2,236	$(2,092)	$219,156

	June 30, 2018
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$13,102	$152	$(328)	$12,926
Non-agency[2]	19,384	116	(2,057)	17,443
Total mortgage-backed securities	32,486	268	(2,385)	30,369
Non-RMBS:
Municipal	20,953	2	(743)	20,212
Asset-backed securities and structured notes	127,558	2,267	(101)	129,724
Total Non-RMBS	148,511	2,269	(844)	149,936
Total debt securities	$180,997	$2,537	$(3,229)	$180,305

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $13,122 at March 31, 2019 consists of fourteen different issues of super senior securities.

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
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at March 31, 2019 and June 30, 2018 were $3,694 and $2,540 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2019
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$4,570	$(157)	$4,570	$(157)
Non-agency	—	—	8,644	(888)	8,644	(888)
Total RMBS securities	—	—	13,214	(1,045)	13,214	(1,045)
Non-RMBS:
U.S. agencies	1,692	—	—	—	1,692	—
Municipal debt	3,000	(1)	12,998	(820)	15,998	(821)
Asset-backed securities and structured notes	108,982	(202)	1,997	(24)	110,979	(226)
Total Non-RMBS	113,674	(203)	14,995	(844)	128,669	(1,047)
Total debt securities	$113,674	$(203)	$28,209	$(1,889)	$141,883	$(2,092)

	June 30, 2018
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$12	$(1)	$6,825	$(327)	$6,837	$(328)
Non-agency	36	(1)	15,867	(2,056)	15,903	(2,057)
Total RMBS securities	48	(2)	22,692	(2,383)	22,740	(2,385)
Non-RMBS:
Municipal debt	1,740	(17)	12,326	(726)	14,066	(743)
Asset-backed securities and structured notes	9,489	(30)	6,163	(71)	15,652	(101)
Total Non-RMBS	11,229	(47)	18,489	(797)	29,718	(844)
Total debt securities	$11,277	$(49)	$41,181	$(3,180)	$52,458	$(3,229)

There were twenty-three securities that were in a continuous loss position at March 31, 2019 for a period of more than 12 months.There were six securities that were in a continuous loss position at March 31, 2019 for a period of less than 12 months. There were twenty-six securities that were in a continuous loss position at June 30, 2018 for a period of more than 12 months.There were eleven securities that were in a continuous loss position at June 30, 2018 for a period of less than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$—	$(110)	$—	$(15,528)
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	(821)	—	(821)	(7)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	—	—	(149)
Credit losses realized for securities sold	—	110	—	15,684
Ending balance	$(821)	$—	$(821)	$—

At March 31, 2019, non-agency RMBS with a total carrying amount of $3,143 were determined to have cumulative credit losses of $821 of which $821 was recognized in earnings during the three months ended March 31, 2019. This quarter’s other-than-temporary impairment of $821 is related to one non-agency RMBS with a total carrying amount of $3,143. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
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
Total proceeds of $8,700 and net realized gains of $282 were realized from the sale of trading securities during the nine months ended March 31, 2018. During the nine months ended March 31, 2019, the company sold one available-for-sale securities with a carrying value of $2,059 resulting in a $133 loss.
The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds	$—	$3,969	$1,926	$44,013
Gross realized gains	—	161	—	1,269
Gross realized losses	—	(262)	(133)	(1,569)
Net realized gain (loss) on securities	$—	$(101)	$(133)	$(300)

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	March 31, 2019	June 30, 2018
Available-for-sale debt securities—net unrealized gains (losses)	$144	$(692)
Available-for-sale debt securities—non-credit related losses	(845)	—
Subtotal	(701)	(692)
Tax (expense) benefit	183	79
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(518)	$(613)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s Non-RMBS securities classified as available-for-sale were:

	March 31, 2019
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$857	$844
Due one to five years	2,927	2,900
Due five to ten years	2,783	2,778
Due after ten years	3,548	3,548
Total RMBS—U.S. agencies[1]	10,115	10,070
RMBS—Non-agency:
Due within one year	1,980	1,906
Due one to five years	5,694	5,379
Due five to ten years	3,891	3,624
Due after ten years	2,345	2,213
Total RMBS—Non-agency	13,910	13,122
Non-RMBS:
Due within one year	61,819	62,516
Due one to five years	107,217	107,657
Due five to ten years	15,377	15,014
Due after ten years	10,574	10,777
Total Non-RMBS	194,987	195,964
Total	$219,012	$219,156

1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

6.	LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2019	June 30, 2018
Single family real estate secured:
Mortgage	$4,315,545	$4,198,941
Home equity	3,511	2,306
Warehouse and other[1]	716,048	412,085
Multifamily real estate secured	1,843,714	1,800,919
Commercial real estate secured	309,376	220,379
Auto and RV secured	272,301	213,522
Factoring	94,836	169,885
Commercial & Industrial	1,565,894	1,481,051
Other	58,986	18,598
Total gross loans and leases	9,180,211	8,517,686
Allowance for loan and lease losses	(71,746)	(49,151)
Unaccreted discounts and loan and lease fees	(10,012)	(36,246)
Total net loans and leases	$9,098,453	$8,432,289

[1]
The balance of single family warehouse loans was $188,440 at March 31, 2019 and $175,508 at June 30, 2018. The remainder of the balance was attributable to commercial specialty, lender finance and construction loans secured by single family real estate.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at March 31, 2019, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
Allowance for Loan and Lease Loss Disclosures. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provides general loan loss reserves for its automobile (“auto”) and recreational vehicle (“RV”) loans based upon the borrower credit score and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at March 31, 2019 was determined by classifying each outstanding loan according to semi-annually refreshed FICO score and providing loss rates. The Company had $272,009 of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $124,744; 715 – 769: $99,605; 700 – 714: $25,774; 660 – 699: $20,222 and less than 660: $1,664.
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
The Company had $4,272,102 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,469,851; 61% – 70%: $1,392,242; 71% – 80%: $408,929; and greater than 80%: $1,080.
The Company had $1,843,714 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $906,055; 56% – 65%: $613,930; 66% – 75%: $313,172; 76% – 80%: $9,357 and greater than 80%: $1,200.
The Company had $309,376 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $147,978; 51% – 60%: $70,875; 61% – 70%: $68,319; and 71% – 80%: $22,204.
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
Seasonal fluctuations in the Other loan classification and its associated allowance for loan and lease losses primarily relate to tax season H&R Block-related loan products. These products are generally short term in nature, in that they are intended to be repaid within a few weeks or months of origination; if they are not repaid timely, they are generally charged off in their entirety at 120 days delinquent, consistent with regulatory guidance for unsecured consumer loan products. The Company provides general loan loss reserves for its H&R Block-related loans based upon prior years’ loss experience with consideration for current year loan performance. While they do incur higher proportional default and charge-off rates than the remainder of the Company’s loan and lease portfolio, these asset quality attributes are within expectations of the design of the products. During the nine months ended March 31, 2019, the Company experienced a higher level of recoveries for its H&R Block related loans.
The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	For the Three Months Ended March 31, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at January 1, 2019	$22,234	$15	$3,337	$4,833	$974	$4,013	$316	$15,069	$2,915	$53,706
Provision for loan and lease losses	(1,169)	1	791	(407)	117	655	30	3,000	15,982	19,000
Charge-offs	(59)	—	—	—	—	(288)	—	—	(714)	(1,061)
Recoveries	—	3	—	—	—	42	—	—	56	101
Balance at March 31, 2019	$21,006	$19	$4,128	$4,426	$1,091	$4,422	$346	$18,069	$18,239	$71,746

	For the Three Months Ended March 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at January 1, 2018	$19,721	$20	$2,496	$4,830	$805	$2,907	$481	$11,490	$2,856	$45,606
Provision for loan and lease losses	23	(8)	(366)	266	96	368	19	2,376	14,126	16,900
Charge-offs	(80)	(1)	—	—	—	(253)	—	—	(200)	(534)
Recoveries	2	4	—	—	—	34	—	—	42	82
Balance at March 31, 2018	$19,666	$15	$2,130	$5,096	$901	$3,056	$500	$13,866	$16,824	$62,054

	For the Nine Months Ended March 31, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2018	$20,368	$14	$2,080	$5,010	$849	$3,178	$445	$16,238	$969	$49,151
Provision for loan and lease losses	1,042	(4)	2,048	(693)	242	1,947	(99)	2,980	17,087	24,550
Charge-offs	(799)	—	—	—	—	(832)	—	(1,149)	(1,706)	(4,486)
Recoveries	395	9	—	109	—	129	—	—	1,889	2,531
Balance at March 31, 2019	$21,006	$19	$4,128	$4,426	$1,091	$4,422	$346	$18,069	$18,239	$71,746

	For the Nine Months Ended March 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multifamily Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2017	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Provision for loan and lease losses	(136)	(14)	119	458	(107)	1,097	99	3,985	16,399	21,900
Charge-offs	(176)	(1)	(287)	—	—	(592)	—	—	(354)	(1,410)
Recoveries	6	11	—	—	—	172	—	—	543	732
Balance at March 31, 2018	$19,666	$15	$2,130	$5,096	$901	$3,056	$500	$13,866	$16,824	$62,054

The following tables present our loans and leases evaluated individually for impairment by portfolio class:

	March 31, 2019
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest / Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	$4,878	$1,766	$3,112	$203	$3,315	$—	$—
Purchased	2,344	1,208	1,136	—	1,136	—	—
Auto and RV secured:
In-house originated	535	343	192	6	198	—	—

With an allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	37,926	242	37,684	545	38,229	351	—
Purchased	1,528	17	1,511	97	1,608	18	—
Auto and RV secured:
In-house originated	100	—	100	1	101	8	—
Other	798	—	798	—	798	274	—
Total	$48,109	$3,576	$44,533	$852	$45,385	$651	$—
As a % of total gross loans and leases	0.52%	0.03%	0.49%	0.01%	0.50%	0.01%	—%

	June 30, 2018
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest / Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	$1,584	$951	$633	$78	$711	$—	$—
Purchased	3,598	1,739	1,859	—	1,859	—	—
Multifamily real estate secured:
Purchased	480	248	232	—	232	—	—
Auto and RV secured:
In-house originated	369	309	60	2	62	—	—
With an allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	24,607	47	24,560	—	24,560	247	—
Purchased	1,394	—	1,394	21	1,415	14	—
Home equity:
In-house originated	16	—	16	—	16	1	—
Commercial & Industrial	172	—	172	—	172	9	—
Other	111	—	111	—	111	7	—
Total	$32,331	$3,294	$29,037	$101	$29,138	$278	$—
As a % of total gross loans and leases	0.38%	0.04%	0.34%	—%	0.34%	—%	—%

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

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	March 31, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$369	$—	$—	$—	$—	$8	$—	$—	$274	$651
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	20,637	19	4,128	4,426	1,091	4,414	346	18,069	17,965	71,095
Total ending allowance balance	$21,006	$19	$4,128	$4,426	$1,091	$4,422	$346	$18,069	$18,239	$71,746
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$43,443	$—	$—	$—	$—	$292	$—	$—	$798	$44,533
Loans and leases collectively evaluated for impairment	4,272,102	3,511	716,048	1,843,714	309,376	272,009	94,836	1,565,894	58,188	9,135,678
Principal loan and lease balance	4,315,545	3,511	716,048	1,843,714	309,376	272,301	94,836	1,565,894	58,986	9,180,211
Unaccreted discounts and loan and lease fees	8,886	58	(1,475)	5,190	734	2,422	(22,435)	(2,568)	(824)	(10,012)
Total recorded investment in loans and leases	$4,324,431	$3,569	$714,573	$1,848,904	$310,110	$274,723	$72,401	$1,563,326	$58,162	$9,170,199
1 Loans and leases evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and other	Multifamily real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$261	$1	$—	$—	$—	$—	$—	$9	$7	$278
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	20,107	13	2,080	5,010	849	3,178	445	16,229	962	48,873
Total ending allowance balance	$20,368	$14	$2,080	$5,010	$849	$3,178	$445	$16,238	$969	$49,151
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$28,446	$16	$—	$232	$—	$60	$—	$172	$111	$29,037
Loans and leases collectively evaluated for impairment	4,170,495	2,290	412,085	1,800,687	220,379	213,462	169,885	1,480,879	18,487	8,488,649
Principal loan and lease balance	4,198,941	2,306	412,085	1,800,919	220,379	213,522	169,885	1,481,051	18,598	8,517,686
Unaccreted discounts and loan and lease fees	9,187	48	(706)	5,063	836	2,065	(48,039)	(3,884)	(816)	(36,246)
Total recorded investment in loans and leases	$4,208,128	$2,354	$411,379	$1,805,982	$221,215	$215,587	$121,846	$1,477,167	$17,782	$8,481,440
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Nonaccrual loans and leases consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2019	June 30, 2018
Single Family Real Estate Secured:
Mortgage:
In-house originated	$40,795	$25,193
Purchased	2,648	3,253
Home Equity:
In-house originated	—	16
Multifamily Real Estate Secured:
Purchased	—	232
Total nonaccrual loans secured by real estate	43,443	28,694
Auto and RV Secured	292	60
Commercial & Industrial	—	2,361
Other	798	111
Total nonaccrual loans and leases	$44,533	$31,226
Nonaccrual loans and leases to total loans and leases	0.49%	0.37%

Approximately 1.51% of our nonaccrual loans and leases at March 31, 2019 were considered TDRs, compared to 3.30% at June 30, 2018. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan and lease category to the performing loan and lease category and any previously deferred interest income is recognized. Approximately 97.55% of the Bank’s nonaccrual loans and leases are single family first mortgages already written down to 46.17% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans and leases that are performing and nonaccrual by portfolio class:

	March 31, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$4,272,102	$3,511	$716,048	$1,843,714	$309,376	$272,009	$94,836	$1,565,894	$58,188	$9,135,678
Nonaccrual	43,443	—	—	—	—	292	—	—	798	44,533
Total	$4,315,545	$3,511	$716,048	$1,843,714	$309,376	$272,301	$94,836	$1,565,894	$58,986	$9,180,211

	June 30, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & other	Multifamily real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$4,170,495	$2,290	$412,085	$1,800,687	$220,379	$213,462	$169,885	$1,478,690	$18,487	$8,486,460
Nonaccrual	28,446	16	—	232	—	60	—	2,361	111	31,226
Total	$4,198,941	$2,306	$412,085	$1,800,919	$220,379	$213,522	$169,885	$1,481,051	$18,598	$8,517,686

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

The Company had no TDRs classified as performing loans at March 31, 2019 or June 30, 2018.

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

The following table presents the composition of the Company’s loan and lease portfolio by credit quality indicators:

	March 31, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$4,218,290	$11,007	$41,857	$—	$4,271,154
Purchased	41,575	168	2,648	—	44,391
Home equity
In-house originated	3,511	—	—	—	3,511
Warehouse and other
In-house originated	631,211	84,837	—	—	716,048
Multifamily real estate secured
In-house originated	1,782,566	2,538	—	—	1,785,104
Purchased	57,662	—	948	—	58,610
Commercial real estate secured
In-house originated	301,788	—	—	—	301,788
Purchased	7,588	—	—	—	7,588
Auto and RV secured
In-house originated	271,920	52	329	—	272,301
Factoring	94,836	—	—	—	94,836
Commercial & Industrial	1,529,555	36,203	136	—	1,565,894
Other	55,704	2,463	819	—	58,986
Total	$8,996,206	$137,268	$46,737	$—	$9,180,211
As a % of total gross loans and leases	98.0%	1.5%	0.5%	—%	100.0%

	June 30, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$4,113,537	$19,403	$26,264	$—	$4,159,204
Purchased	36,024	461	3,252	—	39,737
Home equity
In-house originated	2,290	—	16	—	2,306
Warehouse and other
In-house originated	412,085	—	—	—	412,085
Multifamily real estate secured
In-house originated	1,731,068	3,983	—	—	1,735,051
Purchased	64,663	—	1,205	—	65,868
Commercial real estate secured
In-house originated	212,235	—	—	—	212,235
Purchased	6,226	1,918	—	—	8,144
Auto and RV secured
In-house originated	213,455	—	67	—	213,522
Factoring	169,885	—	—	—	169,885
Commercial & Industrial	1,471,433	5,460	1,969	2,189	1,481,051
Other	18,369	118	111	—	18,598
Total	$8,451,270	$31,343	$32,884	$2,189	$8,517,686
As a % of total gross loans and leases	99.2%	0.4%	0.4%	—%	100.0%

The increase in Special Mention Commercial & Industrial and Single family real estate secured – Warehouse and other loans between June 30, 2018 and March 31, 2019 relates to four construction loan borrowers whose time horizon to complete has increased beyond the initial project plan, however three of the borrowers are current with all financial obligations and one borrower is over 90% complete and continuing to finalize construction. The loans are structured as senior, first position with loan to cost ratios less than 60%.

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

	March 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$6,259	$3,048	$29,727	$39,034
Purchased	729	340	1,298	2,367
Home equity
In-house originated	139	—	—	139
Warehouse and other	12,655	—	—	12,655
Multifamily real estate secured
In-house originated	—	458	1,130	1,588
Auto and RV secured	375	93	167	635
Commercial & Industrial	137	—	—	137
Other	1,155	2,506	741	4,402
Total	$21,449	$6,445	$33,063	$60,957
As a % of total gross loans and leases	0.23%	0.07%	0.36%	0.66%

	June 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$7,830	$3,240	$22,009	$33,079
Purchased	354	105	1,183	1,642
Home equity
In-house originated	—	—	16	16
Multifamily real estate secured
In-house originated	410	—	—	410
Auto and RV secured
In-house originated	284	22	9	315
Commercial & Industrial	300	—	2,362	2,662
Other	79	111	111	301
Total	$9,257	$3,478	$25,690	$38,425
As a % of total gross loans and leases	0.11%	0.04%	0.30%	0.45%

7.	OFFSETTING OF SECURITIES FINANCING AGREEMENTS
The Company enters into securities borrowed and securities loaned transactions. The Company executes these transactions to facilitate customer match-book activity, cover short positions and customer securities lending. The Company manages credit exposure from certain transactions by entering into master securities lending agreements. The relevant agreements allow for the efficient closeout of transactions, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. Default events generally include, among other things, failure to pay, insolvency or bankruptcy of a counterparty.
The following table presents information about the offsetting of these instruments and related collateral amounts as of March 31, 2019:

(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$127,167	$—	$127,167	$(127,167)	$—
Liabilities:
Securities loaned	$201,574	$—	$201,574	$(201,574)	$—

The securities loaned transactions represent equities with an overnight and open maturity classification.

8.	CUSTOMER, BROKER-DEALER AND CLEARING RECEIVABLES AND PAYABLES
Customer, broker-dealer and clearing receivables and payables consisted of the following at March 31, 2019:

(Dollars in thousands)	March 31, 2019
Receivables:
Customers	$233,703
Broker-dealer and clearing organizations:
Receivable from broker-dealers[1]	12,730
Securities failed to deliver	5,714
Other	753
Total receivables	$252,900

Payables:
Customers	$228,094
Broker-dealer and clearing organizations:
Payable to broker-dealers	13,830
Securities failed to receive	3,284
Total payables	$245,208

1. Includes broker-dealer reserve for bad debt of $15.3 million.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill of $70.7 million as of March 31, 2019 increased from the $35.7 million at June 30, 2018 as a result of the acquisition of COR Clearing, which is a full-service correspondent clearing firm for independent broker-dealers. The following table summarizes the activity in the Company’s goodwill balance as of the dates indicated:

(Dollars in thousands)	Total
Balance at January 1, 2019	$35,721
Additions	34,933
Balance as of March 31, 2019	$70,654

The Company’s acquired intangible assets are summarized as follows as of the dates indicated:

	March 31, 2019			June 30, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$930	$232	$698	$930	$58	$872
Customer relationships	31,310	1,233	30,077	9,820	243	9,577
Customer deposit intangible	13,545	821	12,724	—	—	—
Developed technologies	23,056	1,326	21,730	21,680	326	21,354
Trade name	290	97	193	290	24	266
Total intangible assets	$69,131	$3,709	$65,422	$32,720	$651	$32,069

Weighted-Average Useful Lives (Years)
Covenant not to compete	4
Customer relationships	13
Customer deposit intangible	10
Developed technologies	5
Trade name	3

(Dollars in thousands)	Amortization Expense
For the fiscal year remainder:
2019	$1,751
2020	10,392
2021	9,795
2022	8,441
2023	8,020
Thereafter	27,023
Total	$65,422

10.	INCOME TAXES
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

11.	BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
The following table sets forth the composition of the borrowings, subordinated notes and debentures as of the dates indicated:

(Dollars in thousands)	March 31, 2019	June 30, 2018
Borrowings from other banks	$152,300	$—
Subordinated loans	7,500	—
Subordinated notes	51,000	51,000
Subordinated debentures	5,155	5,155
Less unamortized issuance Costs	1,478	1,603
Total borrowings, subordinated notes and debentures	$214,477	$54,552

Borrowings from other banks. Axos Clearing has a total of $155.0 million uncommitted secured lines of credit available for borrowing as needed. As of March 31, 2019, there was $117.3 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $35.0 million committed unsecured line of credit available for limited purpose borrowing. As of March 31, 2019, there was $35.0 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand.
Subordinated Loans. The Company issued subordinated notes totaling $7.5 million on January 28, 2019, to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement. Interest accrues at a rate of 6.25% per annum.

12.	EQUITY AND STOCK-BASED COMPENSATION
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company (the “Board”), authorized a program to repurchase up to $100 million of common stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. During the nine months ended March 31, 2019, the Company has repurchased a total of $47.9 million, or 1,704,528 common shares at an average price of $28.09 per share. As of March 31, 2019, the Company has $16.9 million remaining under the current Board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying unaudited condensed consolidated financial statements.
Restricted Stock Units. During the nine months ended March 31, 2019 and 2018, the Company granted 1,101,724 and 728,129 restricted stock unit awards (“RSUs”) to employees and directors, respectively. RSUs granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to the Company’s CEO, which vest one-fourth on each fiscal year end.

The Company’s income before income taxes and net income for the three months ended March 31, 2019 and 2018 include stock award expense of $6,802 and $3,994, with total income tax benefit of $2,325 and $1,365, respectively. For the nine months ended March 31, 2019 and 2018 include stock award expense of $17,979 and $11,680, with total income tax benefit of $4,773 and $4,565, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2019, unrecognized compensation expense related to non-vested awards aggregated to $46,013 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2019	$8,012
2020	18,299
2021	12,046
2022	5,051
2023	1,439
Thereafter	1,166
Total	$46,013

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2017	1,240,322	$22.52
Granted	747,022	26.53
Vested	(629,755)	22.55
Canceled	(123,858)	23.38
Non-vested balance at June 30, 2018	1,233,731	$24.84
Granted	1,101,724	34.68
Vested	(388,599)	24.20
Canceled	(48,451)	29.14
Non-vested balance at March 31, 2019	1,898,405	$30.57

The total fair value of shares vested for the three and nine months ended March 31, 2019 was $421 and $13,609. The total fair value of shares vested for the three and nine months ended March 31, 2018 was $674 and $9,400.

13.	EARNINGS PER COMMON SHARE
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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Earnings Per Common Share
Net income	$38,821	$51,253	$114,497	$115,294
Preferred stock dividends	(77)	(77)	(232)	(232)
Net income attributable to common stockholders	$38,744	$51,176	$114,265	$115,062
Average common shares outstanding	61,259,419	62,543,949	62,130,598	63,219,386
Average unvested RSUs (as revised for 2018)	—	72,000	—	79,426
Total qualifying shares (as revised for 2018)	61,259,419	62,615,949	62,130,598	63,298,812
Earnings per common share (as revised for 2018)	$0.63	$0.82	$1.84	$1.82
Diluted Earnings Per Common Share
Dilutive net income attributable to common stockholders	$38,744	$51,176	$114,265	$115,062
Average common shares issued and outstanding (as revised for 2018)	61,259,419	62,615,949	62,130,598	63,298,812
Dilutive effect of average unvested RSUs (as revised for 2018)	330,243	1,050,861	466,685	874,663
Total dilutive common shares outstanding (as revised for 2018)	61,589,662	63,666,810	62,597,283	64,173,475
Diluted earnings per common share (as revised for 2018)	$0.63	$0.80	$1.83	$1.79

14.	REGULATORY REQUIREMENTS
Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Axos Clearing is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, the Company has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. On March 31, 2019, under the alternate method, the Company may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.
At March 31, 2019, the net capital position of Axos Clearing was as follows:

(Dollars in thousands)	Axos Clearing
Net capital	$22,381
Less: required net capital	4,622
Excess capital	$17,759

Net capital as a percentage of aggregate debit items	9.68%
Net capital in excess of 5% aggregate debit items	$10,825

Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At March 31, 2019, the Company had a deposit requirement of $200.8 million and maintained a deposit of $206.3 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at the Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At March 31, 2019, the Company had a deposit requirement of $1.6 million and maintained a deposit of $0.5 million. On April 2, 2019, Axos Clearing made a deposit to satisfy the deposit requirement.

15.	COMMITMENTS AND CONTINGENCIES
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
At March 31, 2019, the Company had commitments to originate $26,351 in fixed rate loans and leases and $609,729 in variable rate loans, totaling an aggregate outstanding principal balance of $636,080. Our fixed rate loan and lease commitments to originate had rates ranging from 2.99% to 8.86%. At March 31, 2019, the Company also had commitments to sell $37,484 in fixed rate loans and $1,454 in variable rate loans, totaling an aggregate outstanding principal balance of $38,938.
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
In the normal course of business, Axos Clearing’s customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation.
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company has filed its answering brief.
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company is preparing its answering brief, which is due May 8, 2019.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to principal officers, directors and their affiliates that are considered to be insiders by regulation. There were no new related party loans granted under the provisions of the employee loan program and no refinances of existing loans during the nine months ended March 31, 2019, and no new loans and no refinances of existing loans during the nine months ended March 31, 2018.

17.	SEGMENT REPORTING

The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company operates through two operating segments: Banking Business and Securities Business.
The Banking Business includes a broad range of banking services including online banking, concierge banking, prepaid card services, and mortgage, vehicle and unsecured lending through online and telephonic distribution channels to serve the needs of consumer and small businesses nationally. In addition, the Banking Business focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), cash management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business also includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries.
The Securities Business includes the Clearing Broker-Dealer, Registered Investment Advisor, and Introducing Broker-Dealer lines of businesses. These lines of business offer products independently to their own customers as well as to Banking Business clients. The products offered by the lines of business in the Securities Business primarily generate net interest and non-banking service fee income.
Segment results are determined based upon the management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions or in accordance with generally accepted accounting principles.
The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. The accounting policies used by each reportable segment are the same as those discussed in Note 2. All costs, except certain corporate administration costs and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.
In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results of the segments:

	For the Three Months Ended March 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$127,072	$2,951	$(854)	$129,169
Provision for loan losses	19,000	—	—	19,000
Non-interest income	21,027	5,071	—	26,098
Non-interest expense	52,224	23,102	6,489	81,815
Income before taxes	$76,875	$(15,080)	$(7,343)	$54,452

	For the Three Months Ended March 31, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$117,497	$—	$(814)	$116,683
Provision for loan losses	16,900	—	—	16,900
Non-interest income	23,372	—	153	23,525
Non-interest expense	40,273	—	5,161	45,434
Income before taxes	$83,696	$—	$(5,822)	$77,874

	For the Nine Months Ended March 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$307,564	$2,951	$(2,347)	$308,168
Provision for loan losses	24,550	—	—	24,550
Non-interest income	54,462	5,071	—	59,533
Non-interest expense	142,291	23,102	20,277	185,670
Income before taxes	$195,185	$(15,080)	$(22,624)	$157,481

	For the Nine Months Ended March 31, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$283,786	$—	$(2,340)	$281,446
Provision for loan losses	21,900	—	—	21,900
Non-interest income	53,811	—	153	53,964
Non-interest expense	109,419	—	14,844	124,263
Income before taxes	$206,278	$—	$(17,031)	$189,247

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of Axos Financial, Inc. and subsidiaries (the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2018, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include changes in the interest rate environment, economic conditions, changes in the competitive marketplace, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and in our Annual Report on Form 10-K for the year ended June 30, 2018, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is the holding company for Axos Bank (the “Bank”), a diversified financial services company with approximately $10.9 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. The Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our wholly-owned subsidiaries, Axos Clearing LLC (“Axos Clearing”) and WiseBanyan, Inc. (“WiseBanyan”), generate interest and fee income by providing comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
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
The Securitites Business includes Axos Clearing which is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). WiseBanyan is a Registered Investment Advisor under the Investment Advisers Act of 1940, that is registered with the SEC and FINRA, and WiseBanyan Securities, LLC is an introducing broker-dealer that is also registered with the SEC and FINRA.
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
Segment Information
We determine reportable segments based on the services offered, the significance of the services offered, the significance of those services to our financial condition and operating results and management’s regular review of the operating results of those services. We operate through two operating segments: Banking Business and Securities Business.
The Banking Business includes the a broad range of banking services including online banking, concierge banking, prepaid card services, and mortgage, vehicle and unsecured lending through online and telephonic distribution channels to serve the needs of consumer and small businesses nationally. In addition, the Banking Business focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), cash management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business also includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries.
The Securities Business includes the Clearing Broker-Dealer, Registered Investment Advisor, and Introducing Broker-Dealer lines of businesses. These lines of business offer products independently to their own customers as well as to Banking Business clients. The products offered by the lines of business in the Securities Business primarily generate net interest and non-banking service fee income.
Segment results are determined based upon the management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions or in accordance with generally accepted accounting principles.
The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. Certain corporate administration costs and income taxes have not been allocated to the reportable segments. Therefore, in order to reconcile the two segments to the consolidated totals, we include parent-only activities and intercompany eliminations.
Effect of Tax Cuts and Jobs Act of 2017
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including reducing the U.S. federal corporate statutory tax rate to from 35% to 21.0%, see Results of Operations for further information.

Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. We completed one business acquisition during the fiscal year ended June 30, 2018, and completed four asset acquisitions and announced two acquisition agreements during the nine months ended March 31, 2019. Additionally, in July 2018, the Bank renewed its agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2019 tax season. Further discussion of our Brand Partnership Products can be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2018 and Note 2 – “Significant Accounting Policies” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

MWABank deposit acquisition. On March 15, 2019, the Bank closed the deposit assumption agreement with MWA Bank and acquired approximately $173 million of deposits, including approximately $151 million of checking, savings and money market accounts and $22 million of time deposits, from MWABank. Axos did not assume any assets, employees or branches in this transaction. The Bank received cash equal to the book value of the deposit liabilities.
WiseBanyan. On February 26, 2019 the Company’s subsidiary, Axos Securities, LLC, had completed the acquisition of WiseBanyan Holding, Inc. and its subsidiaries (collectively “WiseBanyan”). Headquartered in Las Vegas, Nevada, WiseBanyan is a provider of personal financial and investment management services through a proprietary technology platform. WiseBanyan currently serves approximately 24,000 clients with approximately $150 million of assets under management. The Company paid $3.2 million in cash to acquire the assets of WiseBanyan and recorded $2.7 million in intangible assets.
COR Securities Holdings. On January 28, 2019 (“Acquisition Date”), Axos Clearing, LLC and Axos Clarity MergeCo., Inc. completed the acquisition of COR Securities Holdings Inc. (“COR Securities”), the parent company of COR Clearing LLC (“COR Clearing”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 28, 2018 (the “Merger Agreement”).
Headquartered in Omaha, Nebraska, COR Clearing is a full-service correspondent clearing firm for independent broker-dealers. Established as a part of Mutual of Omaha Insurance Company and spun off as Legent Clearing in 2002, COR Clearing provides clearing, settlement, custody, securities and margin lending, and technology solutions to more than sixty introducing broker-dealers and 90,000 customers. The total cash consideration of approximately $80.3 million was funded with existing capital. The Company issued subordinated notes totaling $7.5 million to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement.

The acquisition of COR Securities is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The Company recorded goodwill for a provisional amount of $34.9 million and an additional $20.1 million in intangible assets as of the Acquisition Date. The estimated fair values of the acquired assets and assumed liabilities are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the closing date of acquisition.
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
We define net income without the after-tax impact of non-recurring acquisition-related costs, and excess FDIC expense, and other costs (unusual or non-recurring charges), as “adjusted earnings”, a non-GAAP financial measure. Excess FDIC expense is defined as the higher insurance costs associated with increased levels of short-term brokered deposits in anticipation of the acquisition of deposits from Nationwide Bank. Other costs are due to a $15.3 million bad debt expense related to a correspondent customer of our clearing broker-dealer. Adjusted earnings per diluted common share (“adjusted EPS”), a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Bank’s operating performance. Excluding the non-recurring acquisition related costs, excessive FDIC expense, and other costs provides investors with an understanding of Axos’ core business.
Below is a reconciliation of net income to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$38,821	$51,253	$114,497	$115,294
Acquisition-related costs	2,511	79	4,644	377
Excess FDIC expense	—	—	1,111	—
Other costs	15,299	—	15,299	—
Income taxes	(5,113)	(27)	(5,746)	(147)
Adjusted earnings (Non-GAAP)	$51,518	$51,305	$129,805	$115,524
Adjusted EPS (Non-GAAP)	$0.84	$0.80	$2.07	$1.80
We define tangible book value as book value adjusted for goodwill and other intangible assets (“tangible book value”), a non-GAAP financial measure. Tangible book value is calculated using common stockholders’ equity minus mortgage servicing rights, goodwill and other intangible assets. Tangible book value per common share, a non-GAAP financial measure, is calculated by dividing tangible book value by the common shares outstanding at the end of the period. We believe tangible book value per common share is useful in evaluating the Company’s capital strength, financial condition, and ability to manage potential losses.

Below is a reconciliation of total stockholders’ equity to tangible book value (Non-GAAP) as of the dates indicated:

	March 31,
(Dollars in thousands, except per share amounts)	2019	2018
Total stockholders’ equity	$1,039,485	$921,653
Less: preferred stock	5,063	5,063
Common stockholders’ equity	1,034,422	916,590
Less: mortgage servicing rights, carried at fair value	10,355	10,228
Less: goodwill and other intangible assets	136,076	—
Tangible common stockholders’ equity (Non-GAAP)	$887,991	$906,362
Common shares outstanding at end of period	61,285,375	62,552,868
Tangible book value per common share (Non-GAAP)	$14.49	$14.49

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	March 31, 2019	June 30, 2018	March 31, 2018
Selected Balance Sheet Data:
Total assets	$10,875,561	$9,539,504	$9,982,320
Loans and leases—net of allowance for loan and lease losses	9,098,453	8,432,289	8,064,716
Loans held for sale, at fair value	15,714	35,077	28,301
Loans held for sale, lower of cost or fair value	3,267	2,686	6,770
Allowance for loan and lease losses	71,746	49,151	62,054
Securities—available-for-sale	219,156	180,305	173,186
Securities borrowed	127,167	—	—
Customer, broker-dealer and clearing receivables	252,900	—	—
Total deposits	8,655,455	7,985,350	7,963,757
Advances from the FHLB	443,500	457,000	968,000
Borrowings, subordinated notes and debentures	214,477	54,552	54,528
Securities loaned	201,574	—	—
Customer, broker-dealer and clearing payables	245,208	—	—
Total stockholders’ equity	1,039,485	960,513	921,653

Capital Ratios:
Equity to assets at end of period	9.56%	10.07%	9.23%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	9.25%	9.45%	9.36%
Common equity tier 1 capital (to risk-weighted assets)	12.19%	13.27%	14.83%
Tier 1 capital (to risk-weighted assets)	12.26%	13.34%	14.91%
Total capital (to risk-weighted assets)	13.92%	14.84%	16.74%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	8.68%	8.88%	9.40%
Common equity tier 1 capital (to risk-weighted assets)	12.33%	12.53%	14.97%
Tier 1 capital (to risk-weighted assets)	12.33%	12.53%	14.97%
Total capital (to risk-weighted assets)	13.31%	13.27%	15.98%
Axos Clearing, LLC:
Net capital	$22,381	N/A	N/A
Excess capital	$17,759	N/A	N/A
Net capital as a percentage of aggregate debit items	9.68%	N/A	N/A
Net capital in excess of 5% aggregate debit items	$10,825	N/A	N/A

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Selected Income Statement Data:
Interest and dividend income	$169,208	$144,880	$423,244	$356,176
Interest expense	40,039	28,197	115,076	74,730
Net interest income	129,169	116,683	308,168	281,446
Provision for loan and lease losses	19,000	16,900	24,550	21,900
Net interest income after provision for loan and lease losses	110,169	99,783	283,618	259,546
Non-interest income	26,098	23,525	59,533	53,964
Non-interest expense	81,815	45,434	185,670	124,263
Income before income tax expense	54,452	77,874	157,481	189,247
Income tax expense	15,631	26,621	42,984	73,953
Net income	$38,821	$51,253	$114,497	$115,294
Net income attributable to common stock	$38,744	$51,176	$114,265	$115,062

Per Common Share Data:
Net income:
Basic (revised for March 2018)	$0.63	$0.82	$1.84	$1.82
Diluted (revised for March 2018)	$0.63	$0.80	$1.83	$1.79
Book value per common share	$16.88	$14.65	$16.88	$14.65
Tangible book value per common share (Non-GAAP)	$14.49	$14.49	$14.49	$14.49

Weighted average number of common shares outstanding:
Basic (revised for March 2018)	61,259,419	62,615,949	62,130,598	63,298,812
Diluted (revised for March 2018)	61,589,662	63,666,810	62,597,283	64,173,475
Common shares outstanding at end of period	61,285,375	62,552,868	61,285,375	62,552,868
Common shares issued at end of period	66,253,298	65,516,157	66,253,298	65,516,157

Performance Ratios and Other Data:
Loan and lease originations for investment	$2,227,387	$2,232,463	$5,432,902	$4,561,204
Loan originations for sale	$287,869	$258,840	$1,201,001	$1,275,333
Loan and lease purchases	$—	$—	$11,009	$—
Return on average assets	1.42%	2.08%	1.52%	1.72%
Return on average common stockholders’ equity	15.34%	22.84%	15.32%	17.55%
Interest rate spread[1]	4.37%	4.40%	3.78%	3.94%
Net interest margin[2]	4.82%	4.77%	4.18%	4.25%
Net interest margin[2] – Banking Business Segment only	4.94%	4.80%	4.24%	4.28%
Efficiency ratio	52.69%	32.40%	50.49%	37.05%
Efficiency ratio – Banking Business Segment only	35.26%	28.59%	39.30%	32.41%

Asset Quality Ratios:
Net annualized charge-offs (recoveries) to average loans and leases	0.04%	0.02%	0.03%	0.01%
Non-performing loans and leases to total loans and leases	0.49%	0.37%	0.49%	0.37%
Non-performing assets to total assets	0.48%	0.39%	0.48%	0.39%
Allowance for loan and lease losses to total loans and leases held for investment at end of period	0.78%	0.76%	0.78%	0.76%
Allowance for loan and lease losses to non-performing loans and leases	161.11%	204.18%	161.11%	204.18%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2019 and 2018
For the three months ended March 31, 2019, we had net income of $38.8 million compared to net income of $51.3 million for the three months ended March 31, 2018. Net income attributable to common stockholders was $38.7 million or $0.63 per diluted share for the three months ended March 31, 2019 compared to net income attributable to common shareholders of $51.2 million, or $0.80 per diluted share for the three months ended March 31, 2018. For the nine months ended March 31, 2019, we had net income of $114.5 million compared to net income of $115.3 million for the nine months ended March 31, 2018. Net income attributable to common stockholders was $114.3 million, or $1.83 per diluted share for the nine months ended March 31, 2019 compared to net income attributable to common shareholders of $115.1 million, or $1.79 per diluted share for the nine months ended March 31, 2018. For the three and nine months ended March 31, 2019, the decrease in net income was primarily due to a $15.3 million bad debt expense related to a correspondent customer of our clearing broker-dealer.

Adjusted earnings and adjusted EPS, non-GAAP measures, which exclude non-cash amortization expenses and non-recurring costs related to mergers and acquisitions and excess FDIC expense, decreased 0.4% to $51.5 million and 5.0% to $0.84, respectively, for the quarter ended March 31, 2019 compared to $51.3 million and $0.80, respectively, for the quarter ended March 31, 2018. Adjusted earnings and adjusted EPS increased 12.4% to $129.8 million and 15.0% to $2.07, respectively, for the nine months ended March 31, 2019 compared to $115.5 million and $1.80, respectively, for the nine months ended March 31, 2018.
Net Interest Income
Net interest income for the three and nine months ended March 31, 2019 totaled $129.2 million and $308.2 million, an increase of 10.7% and 9.5%, compared to net interest income of $116.7 million and $281.4 million for the three and nine months ended March 31, 2018. The growth of net interest income for both the three and nine months ended March 31, 2019 is primarily due to increased average earnings assets from net loan and lease portfolio growth and increased average yields earned on the loan and lease portfolio, partially offset by volume increases in time deposits and FHLB advances and increased rates on interest-bearing demand and savings deposits.
Total interest and dividend income during the three and nine months ended March 31, 2019 increased 16.8% to $169.2 million and 18.8% to $423.2 million, respectively, compared to $144.9 million and $356.2 million during the three and nine months ended March 31, 2018. The increases in interest and dividend income for the three and nine months ended March 31, 2019 was primarily attributable to the continued growth in average earning assets from loan originations, primarily in commercial & industrial lending. The average balance of interest-earning loans and leases increased 14.5% and 14.5% for the three and nine months ended March 31, 2019 compared to the three and nine months ended March 31, 2018. As a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year, we have increased our rates on new loans and our adjustable rate loans have adjusted upwards resulting in increased yields of 40 basis points and 38 basis points for the three and nine months ended March 31, 2019.
Total interest expense was $40.0 million and $115.1 million for the three and nine months ended March 31, 2019, an increase of $11.8 million or 42.0% and of $40.3 million or 54.0% as compared with the three and nine months ended March 31, 2018, respectively. The increase for the three months ended March 31, 2019 compared to the same 2018 period was due primarily to increased average interest-bearing liabilities which grew 10.7% and an increased average funding rate of 43 basis points. The average funding rate for the nine months ended March 31, 2019 compared to the same 2018 period increased 54 basis points as a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year, while average interest-bearing liabilities grew 10.3%.
Net interest margin, defined as annualized net interest income divided by average earning assets, decreased by 5 basis points to 4.82% and decreased by 7 basis points to 4.18% for the three and nine months ended March 31, 2019, respectively. The decreases of 5 and 7 basis points were primarily the result of the above discussed changes in volumes, loan yields and in the overall cost of funds.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019			2018
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$9,418,632	$157,181	6.68%	$8,226,370	$135,901	6.61%
Interest-earning deposits in other financial institutions	733,113	3,689	2.01%	1,314,249	5,222	1.59%
Mortgage-backed and other investment securities[4]	224,410	3,676	6.55%	186,777	2,640	5.65%
Securities borrowed	250,052	3,289	5.26%	—	—	—%
Stock of the regulatory agencies, at cost	41,012	681	6.64%	64,287	1,117	6.95%
Total interest-earning assets	10,667,219	168,516	6.32%	9,791,683	144,880	5.92%
Non-interest-earning assets	283,424			63,990
Total assets	$10,950,643			$9,855,673
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,664,220	$14,128	1.54%	$4,729,058	$13,935	1.18%
Time deposits	2,736,040	15,591	2.28%	1,092,585	6,865	2.51%
Securities loaned	346,225	372	0.43%	—	—	—%
Advances from the FHLB	1,350,431	8,366	2.48%	1,546,569	6,496	1.68%
Borrowings, subordinated notes and debentures	119,006	1,582	5.32%	54,537	901	6.61%
Total interest-bearing liabilities	8,215,922	40,039	1.95%	7,422,749	28,197	1.52%
Non-interest-bearing demand deposits	1,627,198			1,459,834
Other non-interest-bearing liabilities	92,208			71,782
Stockholders’ equity	1,015,315			901,308
Total liabilities and stockholders’ equity	$10,950,643			$9,855,673
Net interest income		$128,477			$116,683
Interest rate spread[5]			4.37%			4.40%
Net interest margin[6]			4.82%			4.77%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.6 million and $29.3 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2019 and 2018 three-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2019 and 2018:

	For the Nine Months Ended
	March 31,
	2019			2018
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$8,888,588	$397,049	5.96%	$7,764,982	$335,510	5.76%
Interest-earning deposits in other financial institutions	584,422	9,162	2.09%	789,845	8,662	1.46%
Mortgage-backed and other investment securities[4]	204,765	10,154	6.61%	218,930	8,654	5.27%
Securities borrowed	82,134	3,289	5.34%	—	—	—%
Stock of the regulatory agencies, at cost	44,407	2,898	8.70%	63,562	3,350	7.03%
Total interest-earning assets	9,804,316	422,552	5.75%	8,837,319	356,176	5.37%
Non-interest-earning assets	226,464			85,401
Total assets	$10,030,780			$8,922,720
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,836,252	$44,470	1.55%	$4,805,737	$39,146	1.09%
Time deposits	2,221,137	39,915	2.40%	914,349	18,016	2.63%
Securities loaned	113,723	372	0.44%	—	—	—%
Securities sold under agreements to repurchase	—	—	—%	7,427	229	4.11%
Advances from the FHLB	1,541,731	26,848	2.32%	1,169,810	14,605	1.66%
Borrowings, subordinated notes and debentures	77,217	3,471	5.99%	54,505	2,734	6.69%
Total interest-bearing liabilities	7,790,060	115,076	1.97%	6,951,828	74,730	1.43%
Non-interest-bearing demand deposits	1,175,141			1,024,620
Other non-interest-bearing liabilities	66,003			66,922
Stockholders’ equity	999,576			879,350
Total liabilities and stockholders’ equity	$10,030,780			$8,922,720
Net interest income		$307,476			$281,446
Interest rate spread[5]			3.78%			3.94%
Net interest margin[6]			4.18%			4.25%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.8 million and $29.5 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2019 and 2018 nine-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2019 and 2018:

	For the Three Months Ended			For the Nine Months Ended
	March 31, 2019			March 31, 2019
	2019 vs 2018			2019 vs 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$19,831	$1,449	$21,280	$49,630	$11,909	$61,539
Interest-earning deposits in other financial institutions	(2,687)	1,154	(1,533)	(2,619)	3,119	500
Mortgage-backed and other investment securities	579	457	1,036	(588)	2,088	1,500
Securities borrowed	3,289	—	3,289	3,289	—	3,289
Stock of the regulatory agencies, at cost	(388)	(48)	(436)	(1,143)	691	(452)
	$20,624	$3,012	$23,636	$48,569	$17,807	$66,376
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$(3,533)	$3,726	$193	$(9,003)	$14,327	$5,324
Time deposits	9,409	(683)	8,726	23,609	(1,710)	21,899
Securities loaned	372	—	372	372	—	372
Securities sold under agreements to repurchase	—	—	—	(155)	(114)	(269)
Advances from the FHLB	(908)	2,778	1,870	5,440	6,803	12,243
Borrowings, subordinated notes and debentures	886	(205)	681	1,046	(309)	737
	$6,226	$5,616	$11,842	$21,309	$18,997	$40,306

Provision for Loan and Lease Losses
The loan and lease loss provision was $19.0 million for the three months ended March 31, 2019 compared to $16.9 million for the three months ended March 31, 2018. The loan and lease loss provision was $24.6 million for the nine months ended March 31, 2019 compared to $21.9 million for the nine months ended March 31, 2018. The increase in the loan and lease loss provision for the three and nine months ended March 31, 2019 was primarily due to additional provision for Refund Advance loans consistent with increased originations in the loan product, overall loan portfolio growth and changes in the loan mix. Provisions for loan and lease losses are charged to income to bring the allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan and Lease Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2019	2018	Inc (Dec)	2019	2018	Inc (Dec)
Total realized (loss) on securities	$—	$(101)	$101	$(133)	$(18)	$(115)
Unrealized loss on securities:
Total impairment losses	(1,666)	(173)	(1,493)	(1,666)	(6,271)	4,605
Loss recognized in other comprehensive loss	845	173	672	845	6,115	(5,270)
Total unrealized loss on securities	(821)	—	(821)	(821)	(156)	(665)
Prepayment penalty fee income	706	874	(168)	4,077	3,108	969
Gain on sale – other	535	522	13	5,611	2,888	2,723
Mortgage banking income	352	3,089	(2,737)	2,959	11,852	(8,893)
Broker dealer fee income	5,036	—	5,036	5,036	—	5,036
Banking and service fees	20,290	19,141	1,149	42,804	36,290	6,514
Total non-interest income	$26,098	$23,525	$2,573	$59,533	$53,964	$5,569
Our relationship with H&R Block began in fiscal 2016 and introduced seasonality into the banking and service fees category of non-interest income, with an increase during our second quarter and the peak income in this category typically occurring during our third fiscal quarter ended March 31. Therefore, banking and services fees for the three months ended March 31, 2019 are not indicative of results to be expected for other quarters during the fiscal year. Historically, the primary non-interest income generating H&R Block products and services that lead to the increased banking and service fees are Emerald Prepaid Mastercard® (“EPC”) and Refund Transfer (“RT”). Non-interest income increased $2.6 million to $26.1 million for the three months ended March 31, 2019. The increase was the result of the addition of broker dealer fees of $5.0 million due to the acquisitions in our securities business segment, partially offset by a $2.7 million decrease in mortgage banking income and a $0.8 million increase in unrealized loss on securities. For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, EPC was flat at $3.0 million and RT revenue was $10.3 million compared to $10.5 million, respectively.
Non-interest income increased $5.6 million to $59.5 million for the nine months ended March 31, 2019. The increase was primarily the result of the addition of broker dealer fees of $5.0 million due to the acquisitions in our Securities Business segment, a $6.5 million increase in banking and service fees primarily due to fee income from Axos Fiduciary Services and increased fees from business loans and deposits, and an increase in gain on sale – other of $2.7 million due to sales of structured settlements, partially offset by a $8.9 million decrease in mortgage banking income. For the nine months ended March 31, 2019, EPC revenue decreased $0.2 million to $5.7 million from $5.9 million for the nine months ended March 31, 2018, RT revenue decreased $0.3 million to $10.4 million from $10.7 million for the nine months ended March 31, 2019.
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

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2019	2018	Inc (Dec)	2019	2018	Inc (Dec)
Salaries and related costs	$33,716	$25,871	$7,845	$93,524	$72,310	$21,214
Data processing and internet	7,144	4,216	2,928	16,792	12,191	4,601
Advertising and promotional	3,635	4,315	(680)	11,265	11,092	173
Depreciation and amortization	4,765	2,024	2,741	11,348	5,719	5,629
Professional services	4,286	1,474	2,812	8,489	3,954	4,535
Occupancy and equipment	2,584	1,543	1,041	5,983	4,461	1,522
FDIC and regulatory fees	2,133	1,242	891	6,587	3,338	3,249
Broker dealer clearing charges	1,095	—	1,095	1,095	—	1,095
Other general and administrative	22,457	4,749	17,708	30,587	11,198	19,389
Total non-interest expenses	$81,815	$45,434	$36,381	$185,670	$124,263	$61,407
Non-interest expense, which is comprised primarily of compensation, data processing and internet expenses, occupancy, advertising and promotional and other operating expenses, was $81.8 million for the three months ended March 31, 2019, up from $45.4 million for the three months ended March 31, 2018. Non-interest expense was $185.7 million for the nine months ended March 31, 2019, up from $124.3 million for the nine months ended March 31, 2018. Increases for the three and nine months ended March 31, 2019 were primarily due to the acquisitions in our Securities Business segment during the current quarter.
Total salaries and related costs increased $7.8 million to $33.7 million for the three months ended March 31, 2019 compared to $25.9 million for the three months ended March 31, 2018 and total salaries and related costs increased $21.2 million to $93.5 million for the nine months ended March 31, 2019 compared to $72.3 million for the nine months ended March 31, 2018. The increase in compensation expense for the three and nine months ended March 31, 2019 was primarily due to the staffing additions from the aforementioned acquisitions and increased staffing levels to support growth in the Banking segment, specifically for deposits, trustee and fiduciary services, lending, and infrastructure development. Our staff increased to 1,010 from 725, or 39.3% between March 31, 2019 and 2018, including the additional staff hired for trustee and fiduciary services and the newly acquired securities business.
Data processing and internet expense increased $2.9 million and $4.6 million for the three and nine months ended March 31, 2019, compared to the three and nine month periods ended March 31, 2018, respectively. The increases were primarily due to the acquisitions in our Securities Business segment and enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotional expense decreased $0.7 million and increased $0.2 million for the three and nine months ended March 31, 2019, compared to the three and nine months ended March 31, 2018, respectively. The decrease for the three months ended March 31, 2019 was primarily related to decreased deposit marketing and lead generation costs partially offset by increased rebranding costs. The increases for the nine months ended March 31, 2019 were primarily related to increased deposit marketing and rebranding costs, partially offset by decreased lead generation costs.
Depreciation and amortization expense increased $2.7 million and $5.6 million for the three and nine months ended March 31, 2019, compared to the three and nine months ended March 31, 2018, respectively. The increases were primarily due to the amortization of intangibles and depreciation on lending and deposit platform enhancements and infrastructure development.
Professional services, which include accounting and legal fees, increased $2.8 million for the three months and $4.5 million for the nine months ended March 31, 2019, compared to the three and nine month periods last year, respectively. Professional services charges increased due primarily to increased legal and consulting fees for the three and six months ended March 31, 2019, respectively.
Occupancy and equipment expense increased $1.0 million and $1.5 million for the three and nine months ended March 31, 2019 compared to the three and nine months ended March 31, 2018, in order to support increased production and office space for additional employees and due to the acquisitions in our Securities Business segment.
Our cost of FDIC and regulatory fees increased $0.9 million and $3.2 million for the three and nine months ended March 31, 2019, compared to the three and nine month period last year, respectively. The increase for the three months ended March 31, 2019 was due to growth of the Bank’s average liabilities and the increase for the nine months ended March 31, 2019 was primarily due to an increase in short term brokered deposit as we positioned the Bank for the acquisition of the Nationwide Bank deposits in addition to growth of the Bank’s average liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Other general and administrative costs increased by $17.7 million and $19.4 million for the three and nine months ended March 31, 2019, compared to the three and nine month period ended March 31, 2018, respectively. The increases were primarily due to a $15.3 million increase in our Securities Business bad debt reserve in order to cover potential losses resulting from unauthorized securities trades at a correspondent customer, costs to support loan and deposit production and increased insurance costs.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2019 and 2018 were 28.71% and 34.18%, respectively. Our effective income tax rates for the nine months ended March 31, 2019 and 2018 were 27.29% and 39.08%, respectively. The primary reason for the change in the tax rates is the result of legislation commonly referred to as the Tax Cuts and Jobs Act that was enacted on December 22, 2017, which changed the federal statutory rate from 35.0% to 21.0%. The Company recorded $0 and $0.1 million of excess tax benefits from stock compensation for the three months ended March 31, 2019 and 2018, respectively, and recorded $1.4 million and $0.7 million of excess tax benefits from stock compensation for the six months ended March 31, 2019 and 2018, respectively.
SEGMENT RESULTS
The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company operates through two operating segments: Banking Business and Securities Business. In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results of the segments:

	For the Three Months Ended March 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$127,072	$2,951	$(854)	$129,169
Provision for loan losses	19,000	—	—	19,000
Non-interest income	21,027	5,071	—	26,098
Non-interest expense	52,224	23,102	6,489	81,815
Income before taxes	$76,875	$(15,080)	$(7,343)	$54,452

	For the Three Months Ended March 31, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$117,497	$—	$(814)	$116,683
Provision for loan losses	16,900	—	—	16,900
Non-interest income	23,372	—	153	23,525
Non-interest expense	40,273	—	5,161	45,434
Income before taxes	$83,696	$—	$(5,822)	$77,874

	For the Nine Months Ended March 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$307,564	$2,951	$(2,347)	$308,168
Provision for loan losses	24,550	—	—	24,550
Non-interest income	54,462	5,071	—	59,533
Non-interest expense	142,291	23,102	20,277	185,670
Income before taxes	$195,185	$(15,080)	$(22,624)	$157,481

	For the Nine Months Ended March 31, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$283,786	$—	$(2,340)	$281,446
Provision for loan losses	21,900	—	—	21,900
Non-interest income	53,811	—	153	53,964
Non-interest expense	109,419	—	14,844	124,263
Income before taxes	$206,278	$—	$(17,031)	$189,247
Banking Business
For the three months ended March 31, 2019, our Banking Business segment had income before taxes of $76.9 million compared to net income of $83.7 million for the three months ended March 31, 2018. For the nine months ended March 31, 2019, we had net income of $195.2 million compared to net income of $206.3 million for the nine months ended March 31, 2018. For the three and nine months ended March 31, 2019, the decrease in net income was primarily related to increased operating costs.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Efficiency ratio	35.26%	28.59%	39.30%	32.41%
Return on average assets	2.08%	2.23%	1.88%	1.88%
Interest rate spread	4.46%	4.44%	3.83%	3.98%
Net interest margin	4.94%	4.80%	4.24%	4.28%
Our Banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our Banking Business and reduce our consolidated net interest margin, such as the borrowing costs at our Holding Company and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in our Securities Business, including items related to securities financing operations that particularly decrease net interest margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019			2018
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$9,418,116	$157,171	6.68%	$8,226,346	$135,901	6.61%
Interest-earning deposits in other financial institutions	613,836	3,684	2.40%	1,314,249	5,221	1.59%
Mortgage-backed and other investment securities[4]	218,194	3,673	6.73%	186,712	2,639	5.65%
Stock of the regulatory agencies, at cost	39,311	678	6.90%	64,287	1,116	6.94%
Total interest-earning assets	10,289,457	165,206	6.42%	9,791,594	144,877	5.92%
Non-interest-earning assets	181,838			56,910
Total assets	$10,471,295			$9,848,504
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,688,840	$14,177	1.54%	$4,770,336	$14,018	1.18%
Time deposits	2,736,040	15,591	2.28%	1,092,585	6,865	2.51%
Advances from the FHLB	1,350,431	8,366	2.48%	1,546,569	6,496	1.68%
Borrowings, subordinated notes and debentures	—	—	—%	85	1	4.71%
Total interest-bearing liabilities	7,775,311	38,134	1.96%	7,409,575	27,380	1.48%
Non-interest-bearing demand deposits	1,644,474			1,463,953
Other non-interest-bearing liabilities	67,969			68,924
Stockholders’ equity	983,541			906,052
Total liabilities and stockholders’ equity	$10,471,295			$9,848,504
Net interest income		$127,072			$117,497
Interest rate spread[5]			4.46%			4.44%
Net interest margin[6]			4.94%			4.80%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.6 million and $29.3 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2019 and 2018 three-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2019 and 2018:

	For the Nine Months Ended
	March 31,
	2019			2018
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$8,888,331	$397,039	5.96%	$7,764,956	$335,509	5.76%
Interest-earning deposits in other financial institutions	545,243	9,157	2.24%	789,845	8,661	1.46%
Mortgage-backed and other investment securities[4]	202,723	10,150	6.68%	218,901	8,651	5.27%
Stock of the regulatory agencies, at cost	43,848	2,892	8.79%	63,562	3,346	7.02%
Total interest-earning assets	9,680,145	419,238	5.77%	8,837,264	356,167	5.37%
Non-interest-earning assets	190,095			78,527
Total assets	$9,870,240			$8,915,791
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,904,878	$44,881	1.53%	$4,869,780	$39,528	1.08%
Time deposits	2,221,137	39,915	2.40%	914,349	18,016	2.63%
Securities sold under agreements to repurchase	—	—	—%	7,427	229	4.11%
Advances from the FHLB	1,541,731	26,848	2.32%	1,169,810	14,605	1.66%
Borrowings, subordinated notes and debentures	1,474	30	2.71%	106	3	3.77%
Total interest-bearing liabilities	7,669,220	111,674	1.94%	6,961,472	72,381	1.39%
Non-interest-bearing demand deposits	1,185,532			1,027,423
Other non-interest-bearing liabilities	53,394			63,799
Stockholders’ equity	962,094			863,097
Total liabilities and stockholders’ equity	$9,870,240			$8,915,791
Net interest income		$307,564			$283,786
Interest rate spread[5]			3.83%			3.98%
Net interest margin[6]			4.24%			4.28%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.8 million and $29.5 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2019 and 2018 nine-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income for our Banking segment. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2019 and 2018:

	For the Three Months Ended			For the Nine Months Ended
	March 31, 2019			March 31, 2019
	2019 vs 2018			2019 vs 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$19,821	$1,449	$21,270	$49,621	$11,909	$61,530
Federal funds sold	—	—	—			—
Interest-earning deposits in other financial institutions	(3,507)	1,970	(1,537)	(3,209)	3,705	496
Mortgage-backed and other investment securities	485	549	1,034	(677)	2,176	1,499
Stock of the regulatory agencies, at cost	(432)	(6)	(438)	(1,181)	727	(454)
	$16,367	$3,962	$20,329	$44,554	$18,517	$63,071
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$(3,592)	$3,751	$159	$(8,869)	$14,222	$5,353
Time deposits	9,409	(683)	8,726	23,609	(1,710)	21,899
Securities sold under agreements to repurchase	—	—	—	(115)	(114)	(229)
Advances from the FHLB	(908)	2,778	1,870	5,440	6,803	12,243
Borrowings, subordinated notes and debentures	—	(1)	(1)	28	(1)	27
	$4,909	$5,845	$10,754	$20,093	$19,200	$39,293
The Banking segment’s net interest income for the three and nine months ended March 31, 2019 totaled $127.1 million and $307.6 million, an increase of 8.1% and 8.4%, compared to net interest income of $117.5 million and $283.8 million for the three and nine months ended March 31, 2018, respectively. The growth of net interest income for both the three and nine months ended March 31, 2019 is primarily due to increased average earnings assets from net loan and lease portfolio growth and increased average yields earned on interest-earning assets, partially offset by volume increases in time deposits and increased rates on interest-bearing demand and savings deposits and FHLB advances.
The Banking segment’s non-interest income decreased $2.3 million from $23.3 million to $21.0 million and increased $0.7 million from $53.8 million to $54.5 million for the three and nine months ended March 31, 2019 compared to the three and nine months ended March 31, 2018, respectively. The $2.3 million decrease in non-interest income for the three months ended March 31, 2019, was primarily the result of a decrease in mortgage banking income of $2.7 million and a $0.8 million increase in unrealized loss on securities, partially offset by an increase of $1.1 million in banking and service fees primarily due to fee income from Axos Fiduciary Services. The $0.7 million increase in non-interest income for the nine months ended March 31, 2019, was primarily the result of a $6.5 million increase in banking and service fees primarily due to fee income from Axos Fiduciary Services, an increase in gain on sale - other of $2.7 million, and an increase in prepayment penalty fee income of $1.0. million, partially offset by an $8.9 million decrease in mortgage banking income.
The Banking segment’s non-interest expense increased $12.0 million and $32.9 million for the three and nine months ended March 31, 2019 compared to the three and nine months ended March 31, 2018, respectively. For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, the $12.0 million increase of non-interest expense was primarily due to a $3.2 million increase of salaries and related expenses related to staffing increase to support the overall growth of the Bank, a $2.4 million increase of depreciation and amortization, a $2.1 million increase in data processing and internet expense, a $1.2 million increase of professional services, and a $2.1 million increase in other and general expense. For the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018, the $32.9 million increase was primarily due to a $12.6 million increase in salaries and related expenses related to staffing increases to support the overall growth of the Bank, a $5.2 million increase in depreciation and amortization, a $3.7 million increase in data processing and internet expense, and a $3.2 million increase in FDIC and OCC standard regulatory charges due to growth of the Bank’s average liabilities and an increase in short-term brokered deposits as we positioned the Bank for the acquisition of the Nationwide Bank deposits. Additional contributing factors to the nine-month period increase were a $2.9 million increase in professional services and a $2.8 million increase in other and general expense.
Securities Business
For the three and nine months ended March 31, 2019, our Securities Business segment had a loss before taxes of $15.1 million. The Securities Business segment was created as a result of acquisitions during the three months ended March 31, 2019, meaning there is no comparative 2018 period. For the three and nine months ended March 31, 2019, the decrease in net income was primarily due to a $15.3 million bad debt expense related to a correspondent customer of our clearing broker-dealer.
The securities business is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. Rapid or significant changes in interest rates could adversely affect the securities business’s interest spread-sensitive activities described above. The securities business also earns non-interest income by providing securities clearing services to clients. In addition, the profitability of the securities business depends, to an extent, on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances, as well as the interest revenue earned.
The following table provides additional details regarding our Securities Business operating results:

(Dollars in thousands)	Three Months Ended March 31, 2019
Net interest income	$2,259
Non-interest income	5,763
Non-interest expense	23,102
Income (Loss) before income taxes	$(15,080)
In the Securities business, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities.
The non-interest income during the three and nine months ended March 31, 2019, was $5.8 million primarily the result of $1.6 million in fees earned on FDIC insured bank deposits and $3.5 million of clearing and custodial related fees
Non-interest expenses was $23.1 million during the three and nine months ended March 31, 2019, primarily due a $15.3 million bad debt expense related to a correspondent customer of our clearing broker-dealer.
Selected information concerning the Securities segment follows:

(Dollars in thousands)	Three Months Ended March 31, 2019
Compensation as a % of net revenue	38.9%
FDIC insured program balances at the Bank (end of period)	$347,600
Customer margin balances (end of period)	$233,367
Customer funds on deposit, including short credits (end of period)	$233,088

Clearing:
Total tickets	510,733
Correspondents (end of period)	62

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$127,167
Interest-bearing liabilities – stock loaned (end of period)	$201,574

FINANCIAL CONDITION
Balance Sheet Analysis
Total assets increased $1,336.1 million, or 14.0%, to $10,875.6 million, as of March 31, 2019, up from $9,539.5 million at June 30, 2018. The increase in total assets was primarily due to an increase of $666.2 million in net loans and leases held for investment and assets added from our acquisitions. Total liabilities increased $1,257.1 million, primarily from growth in deposits of $670.1 million and liabilities added from our acquisitions.
Loans and Leases
Net loans and leases held for investment increased 7.9% to $9,098.5 million at March 31, 2019 from $8,432.3 million at June 30, 2018. The increase in the loan and lease portfolio was primarily due to loan and lease originations and purchases of $5,443.9 million, partially offset by loan and lease repayments and other adjustments of $4,777.7 million during the nine months ended March 31, 2019.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	March 31, 2019		June 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$4,315,545	47.0%	$4,198,941	49.3%
Home equity	3,511	—%	2,306	—%
Warehouse and other	716,048	7.8%	412,085	4.8%
Multifamily real estate secured	1,843,714	20.1%	1,800,919	21.1%
Commercial real estate secured	309,376	3.4%	220,379	2.6%
Auto and RV secured	272,301	3.0%	213,522	2.5%
Factoring	94,836	1.1%	169,885	2.1%
Commercial & Industrial	1,565,894	17.0%	1,481,051	17.4%
Other	58,986	0.6%	18,598	0.2%
Total gross loans and leases	9,180,211	100.0%	8,517,686	100.0%
Allowance for loan and lease losses	(71,746)		(49,151)
Unaccreted discounts and loan and lease fees	(10,012)		(36,246)
Total net loans and leases	$9,098,453		$8,432,289
The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of March 31, 2019, the Company had $1,278.2 million of interest only mortgage loans. Through March 31, 2019, the net amount of deferred interest on interest only loans was not material to our financial position or operating results.

Asset Quality and Allowance for Loan and Lease Losses
Non-performing Assets
Non-performing loans and leases are comprised of loans and leases past due 90 days or more on nonaccrual status and other nonaccrual loans and leases. Non-performing assets include non-performing loans and leases plus other real estate owned and repossessed vehicles. At March 31, 2019, our non-performing loans and leases totaled $44.5 million, or 0.49% of total gross loans and leases and our non-performing loans and leases and foreclosed assets or “non-performing assets” totaled $52.1 million, or 0.48% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2019	June 30, 2018	Inc (Dec)
Non-performing assets:
Non-accrual loans and leases:
Single family real estate secured:
Mortgage	$43,443	$28,446	$14,997
Home equity	—	16	(16)
Multifamily real estate secured	—	232	(232)
Total non-performing loans secured by real estate	43,443	28,694	14,749
Auto and RV secured	292	60	232
Commercial & Industrial	—	2,361	(2,361)
Other	798	111	687
Total non-performing loans and leases	44,533	31,226	13,307
Foreclosed real estate	7,470	9,385	(1,915)
Repossessed—Auto and RV	146	206	(60)
Total non-performing assets	$52,149	$40,817	$11,332
Total non-performing loans and leases as a percentage of total loans and leases	0.49%	0.37%	0.12%
Total non-performing assets as a percentage of total assets	0.48%	0.43%	0.05%
Total non-performing assets increased from $40.8 million at June 30, 2018 to $52.1 million at March 31, 2019. As a percentage of total assets, non-performing assets increased from 0.43% at June 30, 2018 to 0.48% at March 31, 2019. The non-performing assets increase of approximately $11.3 million, was primarily the result of increases in non-performing single family real estate secured mortgage loans.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. There were no performing troubled debt restructurings at March 31, 2019 and June 30, 2018.
Allowance for Loan and Lease Losses
We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan and lease losses is adequate at March 31, 2019, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at March 31, 2019 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. We had $272.0 million of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $124.7 million; 715 – 769: $99.6 million; 700 – 714: $25.8 million; 660 – 699: $20.2 million and less than 660: $1.7 million.

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
The Company had $4,272.1 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,469.9 million; 61% – 70%: $1,392.2 million; 71% – 80%: $408.9 million; greater than 80%: $1.1 million.
The Company had $1,843.7 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $906.1 million; 56% – 65%: $613.9 million; 66% – 75%: $313.2 million; 76% – 80%: $9.4 million and greater than 80%: $1.2 million.
The Company had $309.4 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $148.0 million; 51% – 60%: $70.9 million; 61% – 70%: $68.3 million; and 71% – 80%: $22.2 million.
The commercial secured portfolio consists of business loans well-collateralized by residential real estate. The other portfolio consists of receivables factoring for businesses and consumers. We allocate the allowance for loan loss for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.
The weighted average LTV percentage for our entire real estate loan portfolio was 55% at March 31, 2019. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
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
The following table summarizes impaired loans and leases as of:

(Dollars in thousands)	March 31, 2019	June 30, 2018
Non-performing loans and leases—90+ days past due plus other non-accrual loans and leases	$56,278	$30,197
Troubled debt restructuring loans—non-accrual	672	1,029
Total impaired loans and leases	$56,950	$31,226

The following table reflects management’s allocation of the allowance for loan and lease losses by loan and lease category and the ratio of each loan and lease category to total loans and leases as of the dates indicated:

	March 31, 2019		June 30, 2018
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$21,006	29.3%	$20,368	41.5%
Home equity	19	—%	14	—%
Warehouse and other	4,128	5.8%	2,080	4.2%
Multifamily real estate secured	4,426	6.2%	5,010	10.2%
Commercial real estate secured	1,091	1.5%	849	1.7%
Auto and RV secured	4,422	6.1%	3,178	6.5%
Factoring	346	0.5%	445	0.9%
Commercial & Industrial	18,069	25.2%	16,238	33.0%
Other	18,239	25.4%	969	2.0%
Total	$71,746	100.0%	$49,151	100.0%
The loan and lease loss provision was $19.0 million and $16.9 million for the three months ended March 31, 2019 and 2018, respectively. The loan and lease loss provision was $24.6 million and $21.9 million for the nine months ended March 31, 2019 and 2018, respectively. The increase in the loan and lease loss provision was due to portfolio loan growth combined with an increased provision in the other loan classification from $14.1 million to $16.0 million for the three months ended March 31, 2018 and 2019, respectively, which was primarily due to additional provision for Refund Advance loans consistent with increased originations in the loan product, overall loan portfolio growth and changes in the loan mix. We believe that the lower average LTV in the mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan and lease loss reserves are based upon historical losses and expected future trends. The resolution of our existing other real estate owned and non-performing loans should not have a significant adverse impact on operating results.
Investment Securities
Total investment securities were $219.2 million as of March 31, 2019, compared with $180.3 million at June 30, 2018. During the nine months ended March 31, 2019, we purchased 12 securities for $73.7 million, purchased $9.6 million through acquisition, sold $2.1 million of available for sale securities, and received principal repayments of approximately $41.8 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.
Deposits
Deposits increased a net $670.1 million, or 8.4%, to $8,655.5 million at March 31, 2019, from $7,985.4 million at June 30, 2018. Our deposit growth was the result of the acquisition of $2.4 billion of deposits from Nationwide Bank on November 16, 2018, partially offset by a planned reduction of maturing short-term brokered and municipal deposits and run-off of other higher cost deposits during the nine months ended March 31, 2019.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2019		June 30, 2018
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$1,763,773	—%	$1,015,355	—%
Interest-bearing:
Demand	1,780,744	1.85%	2,519,845	1.60%
Savings	2,414,305	1.48%	2,482,430	1.31%
Total interest-bearing demand and savings	4,195,049	1.63%	5,002,275	1.46%
Time deposits:
$250 and under[2]	2,245,970	2.29%	1,837,274	2.34%
Greater than $250	450,663	2.24%	130,446	2.05%
Total time deposits	2,696,633	2.28%	1,967,720	2.32%
Total interest bearing[2]	6,891,682	1.89%	6,969,995	1.70%
Total deposits	$8,655,455	1.50%	$7,985,350	1.48%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,401.7 million and $2,055.9 million as of March 31, 2019 and June 30, 2018, respectively, of which $1,133.0 million and $1,692.8 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2019	June 30, 2018	March 31, 2018
Non-interest bearing, prepaid and other	2,996,075	3,535,904	4,358,429
Checking and savings accounts	315,671	270,082	271,318
Time deposits	24,655	2,309	2,486
Total number of deposit accounts	3,336,401	3,808,295	4,632,233
The net decrease of 539,829 of non-interest bearing, prepaid and other accounts for the nine months ended March 31, 2019 was primarily the result of the seasonality of the H&R Block-branded products. Our non-interest bearing, prepaid and other accounts contain two omnibus accounts that when condensed for regulatory reporting purposes result in 14,183 accounts as of March 31, 2019.

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	March 31, 2019		June 30, 2018		March 31, 2018
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$443,500	2.39%	$457,000	2.14%	$968,000	1.99%
Borrowings, subordinated notes and debentures	214,477	6.20%	54,552	6.55%	54,528	6.56%
Total borrowings	$657,977	2.86%	$511,552	2.61%	$1,022,528	2.23%

Weighted average cost of borrowings during the quarter	2.08%		2.12%		1.85%
Borrowings as a percent of total assets	6.1%		5.4%		10.2%
At March 31, 2019, total borrowings amounted to $658.0 million, up $146.4 million, or 28.6%, from June 30, 2018 and down $364.6 million or 35.7% from March 31, 2018. Total borrowings represented 6.1% of total assets and had a weighted-average cost of 2.08% at March 31, 2019, compared with 5.4% of total assets at a weighted-average cost of 2.12% at June 30, 2018 and 10.2% of total assets at a weighted-average cost of 1.85% at March 31, 2018.

We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise.
Stockholders’ Equity
Stockholders’ equity increased $79.0 million to $1,039.5 million at March 31, 2019 compared to $960.5 million at June 30, 2018. The increase was the result of our net income for the nine months ended March 31, 2019 of $114.5 million, vesting and issuance of RSUs of $12.5 million, partially offset by $47.9 million in stock repurchases and $0.2 million of dividends declared on preferred stock. On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100.0 million of common stock. As of June 30, 2018, there was $64.8 million remaining under the program. During the nine months ended March 31, 2019, the Company has repurchased a total of $27.9 million, or 1,704,528 common shares at an average price of $28.09 per share with $16.9 million remaining under the current board authorized stock repurchase program.

LIQUIDITY
Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Operating Activities	$126,611	$118,372
Investing Activities	$(663,826)	$(603,677)
Financing Activities	$677,704	$1,332,805
During the nine months ended March 31, 2019, we had net cash inflows from operating activities of $126.6 million compared to inflows of $118.4 million for the nine months ended March 31, 2018, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of originations of loans held for sale and proceeds from loan sales.
Net cash outflows from investing activities totaled $663.8 million for the nine months ended March 31, 2019, while outflows totaled $603.7 million for the same period in fiscal year 2018. The increase was primarily due to increased originations of loans and leases in the fiscal 2019 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $677.7 million for the nine months ended March 31, 2019, and $1,332.8 million for the nine months ended March 31, 2018. Net cash provided by financing activities decreased primarily from a lower level of net increase in deposits for the nine months ended March 31, 2019 compared to March 31, 2018.
During the nine months ended March 31, 2019, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2019, the Company had $2,708.0 million available immediately being fully collateralized. At March 31, 2019, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2019, the Bank did not have any borrowings outstanding and the amount available from this source was $1,927.0 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
Axos Clearing has a total of $155.0 million uncommitted secured lines of credit available for borrowing as needed. As of March 31, 2019, there was $117.3 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $35.0 million committed unsecured line of credit available for limited purpose borrowing. As of March 31, 2019, there was $35.0 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand.

In an effort to expand the Bank’s liquidity options, we have issued brokered deposits of $1.4 billion at March 31, 2019. We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

OFF-BALANCE SHEET COMMITMENTS
At March 31, 2019, we had commitments to originate loans with an aggregate outstanding principal balance of $636.1 million, and commitments to sell loans with an aggregate outstanding principal balance of $38.9 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
In the normal course of business, Axos Clearing’s customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation.
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company has filed its answering brief.
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company is preparing its answering brief, which is due May 8, 2019.
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
CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of March 31, 2019 totaled $1,545.9 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of March 31, 2019
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$540,003	$254,378	$113,245	$75,840	$96,540
Time deposits[2]	2,837,116	1,590,936	565,522	184,792	495,866
Operating lease obligations[3]	86,338,291	6,772,422	14,924,957	15,914,643	48,726,269
Total	$89,715,410	$8,617,736	$15,603,724	$16,175,275	$49,318,675

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at March 31, 2019.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for leases of real property.
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for March 31, 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2019, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2019 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	March 31, 2019	June 30, 2018	March 31, 2019	June 30, 2018
Regulatory Capital:
Tier 1	$961,441	$893,338	$901,659	$837,985
Common equity tier 1	$956,378	$888,275	$901,659	$837,985
Total capital (to risk-weighted assets)	$1,091,933	$993,650	$973,651	$887,297

Assets:
Average adjusted	$10,392,195	$9,450,894	$10,392,233	$9,509,891
Total risk-weighted	$7,843,633	$6,694,963	$7,313,872	$6,686,634

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.25%	9.45%	8.68%	8.88%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	12.19%	13.27%	12.33%	12.53%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	12.26%	13.34%	12.33%	12.53%	8.00%	6.00%
Total capital (to risk-weighted assets)	13.92%	14.84%	13.31%	13.27%	10.00%	8.00%
Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At March 31, 2019, our Company and Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.
Securities Business
Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Axos Clearing, is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, the Company has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. On March 31, 2019 Under the alternate method, the Company may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.
At March 31, 2019, the net capital position of Axos Clearing was as follows:

(Dollars in thousands)	Axos Clearing
Net capital	$22,381
Less: required net capital	4,622
Excess capital	$17,759

Net capital as a percentage of aggregate debit items	9.68%
Net capital in excess of 5% aggregate debit items	$10,825
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At March 31, 2019, the Company had a deposit requirement of $200.2 million and maintained a deposit of $206.7 million.

Certain broker-dealers have chosen to maintain brokerage customer accounts at the Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At March 31, 2019, the Company had a deposit requirement of $1.6 million and maintained a deposit of $0.5 million. On April 2, 2019, Axos Clearing made a deposit to satisfy the deposit requirement.
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

Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at March 31, 2019 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2019
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$538,678	$—	$—	$—	$538,678
Securities[1]	186,490	1,087	11,509	18,378	217,464
Stock of the regulatory agencies, at cost	17,250	—	—	—	17,250
Loans and leases—net of allowance for loan loss	3,653,037	1,019,852	4,376,953	48,598	9,098,440
Loans held for sale	18,981	—	—	—	18,981
Total interest-earning assets	4,414,436	1,020,939	4,388,462	66,976	9,890,813
Non-interest earning assets	—	—	—	—	275,251
Total assets	$4,414,436	$1,020,939	$4,388,462	$66,976	$10,166,064
Interest-bearing liabilities:
Interest-bearing deposits	$1,398,917	$4,357,695	$680,901	$470,111	$6,907,624
Securities sold under agreements to repurchase	—	—	—	—	—
Advances from the FHLB	221,000	25,000	167,500	30,000	443,500
Borrowings, subordinated notes and debentures	5,084	—	—	59,048	64,132
Total interest-bearing liabilities	1,625,001	4,382,695	848,401	559,159	7,415,256
Other non-interest-bearing liabilities	—	—	—	—	1,771,104
Stockholders’ equity	—	—	—	—	979,704
Total liabilities and equity	$1,625,001	$4,382,695	$848,401	$559,159	$10,166,064
Net interest rate sensitivity gap	$2,789,435	$(3,361,756)	$3,540,061	$(492,183)	$2,475,557
Cumulative gap	$2,789,435	$(572,321)	$2,967,740	$2,475,557	$2,475,557
Net interest rate sensitivity gap—as a % of total interest earning assets	28.20%	(33.99)%	35.79%	(4.98)%	25.03%
Cumulative gap—as % of total interest earning assets	28.20%	(5.79)%	30.01%	25.03%	25.03%

[1]	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at March 31, 2019 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of March 31, 2019
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$420,748	6.4%	$427,354	4.8%
Base	$395,616	—%	$407,961	—%
Down 200 basis points	$384,803	(2.7)%	$393,507	(3.5)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of March 31, 2019
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,341,646	23.9%	13.5%
Up 200 basis points	$1,301,127	20.1%	12.9%
Up 100 basis points	$1,218,853	12.5%	11.9%
Base	$1,083,276	—%	10.5%
Down 100 basis points	$905,905	(16.4)%	8.7%
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
Securities Business
Our securities business is exposed to market risk primarily due to its role as a financial intermediary in customer transactions, which may include purchases and sales of securities, securities lending activities, and in our trading activities, which are used to support sales, underwriting and other customer activities. We are subject to the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, market prices, investor expectations and changes in credit ratings of the issuer.
Our securities business is exposed to interest rate risk as a result of maintaining inventories of interest rate sensitive financial instruments and other interest earning assets including customer and correspondent margin loans and securities borrowing activities. Our exposure to interest rate risk is also from our funding sources including customer and correspondent cash balances, bank borrowings and securities lending activities. Interest rates on customer and correspondent balances and securities produce a positive spread with rates generally fluctuating in parallel.
With respect to securities held, our interest rate risk is managed by setting and monitoring limits on the size and duration of positions and on the length of time securities can be held. Much of the interest rates on customer and correspondent margin loans are indexed and can vary daily. Our funding sources are generally short term with interest rates that can vary daily.
At March 31, 2019, Axos Clearing held municipal obligations with $0.7 million at fair market value. These positions were classified as trading securities and had maturities greater than 10 years from March 31, 2019.
Our securities business is engaged in various brokerage and trading activities that expose us to credit risk arising from potential non-performance from counterparties, customers or issuers of securities. This risk is managed by setting and monitoring position limits for each counterparty, conducting periodic credit reviews of counterparties, reviewing concentrations of securities and conducting business through central clearing organizations.
Collateral underlying margin loans to customers and correspondents and with respect to securities lending activities is marked to market daily and additional collateral is required as necessary.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The information set forth in Note 14 – “Commitments And Contingencies” to the Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.
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
Our acquisition of a broker-dealer business subject us to a variety of risks associated with the securities industry.
On January 28, 2019, we acquired COR Securities, a leading full-service correspondent clearing firm for independent broker-dealers. In addition, in February 2019 we acquired an introducing broker as part of our acquisition of WiseBanyan. Our acquisition of these broker-dealer firms and entry into this business subject us to a number of risks and challenges, including risks related to our ability to integrate the acquired operations and the associated internal controls and regulatory functions into our current operations, our ability to retain key personnel of the acquired operations, our ability to limit the outflow of acquired deposits and successfully retain and manage acquired assets, our ability to retain existing correspondents of COR who may choose to perform their own clearing services, move their clearing business to one of our competitors or exit the business, our ability to attract new customers and generate new assets in areas not previously served, and the possible assumption of risks and liabilities related to litigation or regulatory proceedings involving the acquired operations.
In addition, entry into the broker-dealer business may subject us to new risks related to the movement of equity prices. For example, if securities prices decline rapidly the value of our collateral could fall below the amount of the indebtedness secured by these securities, and in rapidly appreciating markets, credit risk may increase due to short positions. The securities lending and securities trading and execution businesses also subject us to credit risk if a counterparty fails to perform or if collateral securing its obligations is insufficient. In securities transactions generally, we will be subject to credit risk during the period between the execution of a trade and the settlement by the customer. Significant failures by our customers, including correspondents, or clients to honor their obligations, or increases in their rates of default, together with insufficient collateral and reserves, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in March 2019, we suffered a $15.3 million bad debt expense due to a default by a correspondent customer arising from unauthorized securities trades by an employee of the customer.
Our broker-dealer business also subjects us to new risks and uncertainties that are common in the securities industry, including intense competition in public finance and other sectors of the securities industry, extensive governmental regulation by the Securities and Exchange Commission and FINRA and potentially new areas and types of litigation. The SEC, FINRA and other SROs and state securities commissions, among other regulatory bodies, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Similarly, the attorneys general of each state could bring legal action to ensure compliance with state securities laws, and regulatory agencies in foreign countries have similar authority. Our ability to comply with multiple laws and regulations pertaining to the securities industry depends in large part on our ability to establish and maintain an effective compliance function. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

Our entry into the investment advisory business subjects us to a variety of risks associated with investment performance and advisory services.
On February 26, 2019, we acquired WiseBanyan, a registered investment adviser (“RIA”) that provides personal financial and investment management services through a proprietary technology platform. Our investment advisory business is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Federally registered investment advisers are regulated and subject to examination by the SEC. The Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Our failure to comply with the Advisers Act and associated rules and regulations of the SEC could subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation and reputational harm. In addition, our investment advisory business is subject to notice filings and the anti-fraud rules of state securities regulators.
Our investment advisory business is also subject to various data privacy and cybersecurity laws designed to protect client and employee personally identifiable information. These laws and regulations are increasing in complexity and number which has resulted in greater compliance risk and cost for the business. The unauthorized access, use, theft or destruction of client or employee personal, financial or other data could expose us to potential financial penalties and legal liability.
Additionally, poor investment returns and declines in client assets in our investment advisory business, due to either general market conditions or under-performance (relative to our competitors or to benchmarks) by investment products, may affect our ability to retain existing assets, prevent clients from transferring their assets out of products or their accounts, or inhibit our ability to attract new clients or additional assets from existing clients. Any such poor performance could adversely affect our investment advisory business and the advisory fees that we earn on client assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended March 31, 2019. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plan does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. During the quarter ended March 31, 2019, there were 0 shares purchased under the plan.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended March 31, 2019
January 1, 2019 to January 31, 2019	—	$—	—	$—
February 1, 2019 to February 28, 2019	—	$—	—	$—
March 1, 2019 to March 31, 2019	—	$—	—	$—
For the Three Months Ended March 31, 2019	—	$—	—	$16,936

Stock Retained in Net Settlement
January 1, 2019 to January 31, 2019	6,108
February 1, 2019 to February 28, 2019	130
March 1, 2019 to March 31, 2019	27
For the Three Months Ended March 31, 2019	6,265

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

Axos Financial, Inc.

Dated:	April 30, 2019	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 30, 2019	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)