Form 10-K
period 2019-06-30
Axos Financial, Inc.
filed 2019-08-28
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37709
__________________________________________________________________________________________
AXOS FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0867444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9205 West Russell Road, STE 400, Las Vegas, NV                     89148
(Address of principal executive offices)                    (zip code)
Registrant’s telephone number, including area code: (858) 649-2218

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	AX	New York Stock Exchange
6.25% Subordinated Notes Due 2026	AXO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
__________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on the New York Stock Exchange of $24.89 on December 31, 2018 was $1,066,478,929.
The number of shares of the registrant’s common stock outstanding as of August 23, 2019 was 61,235,291.
__________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the period ended June 30, 2019 are incorporated by reference into Part III.

AXOS FINANCIAL, INC.

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
References in this report to the “Company,” “us,” “we,” “our,” “Axos Financial,” or “Axos” are all to Axos Financial, Inc. on a consolidated basis. References in this report to “Axos Bank,” the “Bank,” or “our bank” are to Axos Bank, one of our consolidated subsidiaries.
Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond the control of Axos or the Bank, which could cause our actual results to differ materially from the results expressed or implied in such forward-looking statements. These and other risks, uncertainties and contingencies are described in this Annual Report on Form 10-K, including under “Item 1A. Risk Factors”, and the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time, including but are not limited to the following:

•	Changes in interest rates;

•	General economic and market conditions, including the risk of a significant economic downturn;

•	The soundness of other financial institutions;

•	Changes in regulation or regulatory oversight, and laws, including tax laws;

•	Policies and regulations enacted by the Consumer Financial Protection Bureau;

•	Changes in United States trade policies;

•	Replacement of the LIBOR benchmark interest rate;

•	Changes in real estate values;

•	Possible defaults on our mortgage loans;

•	Mortgage buying activity of Fannie Mae and Freddie Mac;

•	The adequacy of our allowance for loan and lease losses;

•	Changes in the value of goodwill and other intangible assets;

•	Our risk management processes and procedures effectiveness;

•	Our acquisition of a broker-dealer business and entry into the investment advisory business;

•	Changes to our size and structure;

•	Our ability to acquire and integrate acquired companies;

•	Changes in our relationship with H&R Block, Inc. and the financial benefits of that relationship;

•	The outcome or impact of current or future litigation involving the Company;

•	Our ability to access the equity capital markets;

•	Access to adequate funding;

•	Our ability to manage our growth and deploy assets profitably;

•	Competition for customers from other banks and financial services companies;

•	Our ability to maintain and enhance our brand;

•	Reputational risk associated with any negative publicity;

•	A natural disaster, especially in California;

•	Our ability to retain the services of key personnel and attract, hire and retain other skilled managers;

•	Possible exposure to environmental liability;

•	Our dependence on third-party service providers for core banking technology;

•	Privacy concerns relating to our technology that could damage our reputation or deter customers from using our products and services;

•	Risk of systems failure and disruptions to operations; and

•	Our reliance on continued and unimpeded access to the internet.
The forward-looking statements contained in this Annual Report are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this Annual Report is filed with the SEC. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this report is filed.

i

PART I

ITEM 1. BUSINESS
Overview
Axos Financial, Inc., is a financial holding company, a diversified financial services company with over $11.2 billion in assets that provides banking and securities products and services to its customers through its online and low-cost distribution channels and affinity partners. Axos Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our securities products and services are offered through Axos Clearing LLC, formerly known as COR Clearing, LLC (“Axos Clearing”), acquired on January 28, 2019 and Axos Invest, Inc. (formally known as WiseBanyan, Inc.) (“Axos Invest”), acquired on February 26, 2019, which generate interest and fee income by providing comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Clearing is a clearing broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). Axos Invest is a Registered Investment Advisor under the Investment Advisers Act of 1940, that is registered with the SEC. WiseBanyan Securities LLC, an introducing broker-dealer that is registered with the SEC and FINRA was acquired together with Axos Invest on February 26, 2019. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
At June 30, 2019, we had total assets of $11,220.2 million, loans of $9,420.2 million, investment securities of $227.5 million, total deposits of $8,983.2 million and borrowings of $627.4 million. Because we do not incur the significantly higher fixed operating costs inherent in a branch-based distribution system, we are able to rapidly grow our deposits and assets by providing a better value to our customers and by expanding our low-cost distribution channels.
Our business strategy is to grow our loan and lease originations and our deposits to achieve increased economies of scale and reduce the cost of products and services to our customers by leveraging our distribution channels and technology. We have designed our online banking platform and our workflow processes to handle traditional banking functions with elimination of duplicate and unnecessary paperwork and human intervention. Our charter allows us to operate in all fifty states, and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography and service needs. Our low-cost distribution channels provide opportunities to increase our core deposits and increase our loan originations by attracting new customers and developing new and innovative products and services. Our securities clearing and custody and digital wealth management platforms provide a comprehensive set of technology, clearing, cash management and lending services targeted at independent registered investment advisors and introducing broker-dealers, principals and clients of advisory firms and individuals not affiliated with an investment advisor. Our plan to integrate our clearing and wealth management platforms with our banking platform, will create an easy to use platform for customers banking and investing needs. Over time we expect our Securities Business to generate additional low-cost deposits, which would be available to fund the Banking Business.
Our long-term business plan includes the following principal objectives:

•	Maintain an annualized return on average common stockholders’ equity of 17.0% or better;

•	Annually increase average interest-earning assets by 12% or more; and

•	Maintain annualized efficiency ratio at the Bank to a level 40% or lower.

Segment Information
We operate through two operating segments: Banking Business and Securities Business.
The Banking Business includes a broad range of banking services including online banking, concierge banking, prepaid card services, and mortgage, vehicle and unsecured lending through online and telephonic distribution channels to serve the needs of consumers and small businesses nationally. In addition, the Banking Business focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), cash management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business also includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries.
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
BANKING BUSINESS
We distribute our deposit products through a wide range of retail distribution channels, and our deposits consist of demand, savings and time deposits accounts. We distribute our loan products through our retail, correspondent and wholesale channels, and the loans we retain are primarily first mortgages secured by single family real property and by multifamily real property as well as commercial & industrial loans to businesses. Our mortgage-backed securities consist of mortgage pass-through securities issued by government-sponsored entities, non-agency collateralized mortgage obligations, and asset-backed mortgage-backed securities issued by private sponsors. We believe our flexibility to adjust our asset generation channels has been a competitive advantage allowing us to avoid markets and products where credit fundamentals are poor or rewards are not sufficient to support our required return on equity.
Our distribution channels for our bank deposit and lending products include:

•	Multiple national online banking brands with tailored products targeted to specific consumer segments;

•	Affinity groups where we gain access to the affinity group’s members, and our exclusive relationships with financial advisory firms;

•	A business banking division focused on providing deposit products and loans to specific nationwide industry verticals (e.g., Homeowners’ Associations) and small and medium size businesses;

•	A commission-based lending sales force that operates from home offices focusing primarily on the origination of single family and multifamily mortgage loans;

•	A commission-based lending sales force that operates from our San Diego office focusing on commercial and industrial loans to businesses;

•	A commission-based leasing sales force that operates from our Salt Lake City office focusing on commercial and industrial leases to businesses;

•	A bankruptcy and non-bankruptcy trustee and fiduciary services team that operates from our Kansas City office focusing on specialized software and consulting services that provide deposits; and

•	Inside sales teams that originate loans and deposits from self-generated leads, third-party purchase leads, and from our retention and cross-sell of our existing customer base.

Banking Business - Asset Origination and Fee Income Businesses
 We have built diverse loan origination and fee income businesses that generate attractive financial returns through our digital distribution channels. We believe the diversity of our businesses and our direct and indirect distribution channels provide us with increased flexibility to manage through changing market and operating environments.
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

•
Retail. We originate single family mortgage loans directly through i) our multiple national online banking brand websites, where our customers can view interest rates and loan terms, enter their loan applications and lock in interest rates directly online, ii) our relationships with large affinity groups and iii) our call center which uses self-generated internet leads, third-party purchased leads, and cross-selling to our existing customer base.

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

We originate lender-finance loans to businesses secured by first liens on single family mortgage loans from cross selling, retail direct and through third-parties. Our warehouse customers are primarily generated through cross selling to our network of third-party mortgage companies approved to wholesale our consumer mortgage loans. Other lender-finance customers are generated by our commissions-based sales force dedicated to commercial & industrial lending who contact borrowers directly or through individual loan brokers.
Multifamily Mortgage Secured Lending
We originate adjustable rate multifamily residential mortgage loans and project-based multifamily real-estate-secured loans with interest rates that adjust based on U.S. Treasury security yields and London Interbank Offered Rate (“LIBOR”). Many of our loans have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps.
We divide our multifamily residential mortgage originations between the loans we retain and the loans we sell. Our mortgage banking business includes gains from those multifamily mortgage loans we sell. Our loan portfolio generates interest income and fees from the loans we retain.
We originate multifamily mortgage loans using a commission-based commercial lending sales force that operates from home offices across the United States or from our San Diego location. Customers are targeted through origination techniques such as direct mail marketing, personal sales efforts, email marketing, online marketing and print advertising. Loan applications are submitted electronically to centralized employee teams who underwrite, process and close loans. The sales force team members operate regionally both as retail originators for apartment owners and wholesale representatives to other mortgage brokers.

Commercial Real Estate Secured and Commercial Lending
Our commercial real estate-secured lending consists of mortgages secured by first liens on commercial real estate. Historically, we have limited our exposure to commercial real estate and have primarily purchased seasoned mortgages on small commercial properties when they were offered as a part of a residential mortgage loan pool. In fiscal 2015, we began to originate adjustable rate small balance commercial real estate loans with interest rates that adjust based on U.S. Treasury security yields and LIBOR. Many of our loans have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps.
Our commercial and industrial lending (“C&I”) is primarily comprised of real estate-backed and asset-backed loans and leases to businesses and non-bank lenders. We started our C&I lending in 2010 with a focus on business cash flow lending and have subsequently moved to providing financing to non-bank lenders that originate lending products secured by residential and commercial real estate assets. Our C&I lending has also expanded to other specialty commercial real estate lending types, as well as to other asset-based lending secured by non-real estate-related collateral.
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
Prepaid Cards and Refund Transfer
Our prepaid cards division provides card issuing and bank identification number (“BIN”) sponsorship services to companies who have developed payroll, general purpose reloadable, incentive and gift card programs. BIN Sponsorship includes issuing debit and prepaid cards from BINs licensed to the Bank by the various payment networks, managing risk for all programs, overseeing compliance with network and government regulations, and functioning as liaison between program managers and the payment networks. These programs generate fee income and low-cost deposits.
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

Other Consumer and Business Lending
We originate fixed rate term unsecured loans to individual borrowers in all fifty states.  We offer loans between $5,000 and $35,000 with terms of twelve, twenty-four, thirty-six, forty-eight and sixty months to well qualified borrowers.  The minimum credit score is 680.  All applicants apply digitally and are required to supply proof of income, identity and bank account documentation.  One hundred percent of loans are manually underwritten by a seasoned underwriter with a telephone interview conducted in respect of every approved loan prior to funding. We source our unsecured loans through existing bank customers, lead aggregators and additional marketing efforts.
Through our strategic partnerships division, our Bank establishes contractual relationships with third-party service providers (“Program Managers”) possessing demonstrated expertise in managing programs involving marketing and processing financial products such as credit, debit, and prepaid cards, and small business and consumer loans. These relationships include our relationships with H&R Block, Netspend and BFS Capital, among others. As delineated by the related contracts, a Program Manager provides program management services in its areas of expertise subject to our Bank’s continuing control and active supervision of the subject program. Underwriting standards and credit decisioning remain with our Bank in all cases. Each of these relationships is designed to allow our Bank to leverage the Program Manager’s knowledge and experience to distribute program-related financial products to a broad base of customers. With respect to credit products, our Bank generally originates the resulting receivable for sale, but may, in its discretion, retain such receivable. Our Bank performs extensive due diligence with respect to each Program Manager and program, and maintains a regimen of comprehensive risk management and strict compliance oversight with respect to all programs. Under agreements with EFS and H&R Block, our Bank uses our underwriting guidelines and credit policies to offer and fund unsecured lines of credit to consumers primarily through the H&R Block tax preparation offices and earns interest income and fee income. Our Bank retains 10% of these lines of credit and sells the remainder to H&R Block. Our Bank also originates or purchases interest-free loans to consumers that are offered primarily through H&R Block tax preparation offices. Our Bank has a limited guarantee from H&R Block that reduces our Bank’s credit exposure on these interest-free loans.
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
Loan Portfolio Composition. The following table sets forth the composition of our loan and lease portfolio in amounts and percentages by type of loan at the end of each fiscal year-end for the last five years:

	At June 30,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$4,278,822	45.3%	$4,198,941	49.3%	$3,901,754	52.4%	$3,678,520	57.5%	$2,980,795	59.6%
Home equity	2,258	—%	2,306	—%	2,092	—%	2,470	—%	3,604	0.1%
Warehouse and other	820,559	8.7%	412,085	4.8%	452,390	6.1%	537,714	8.4%	385,413	7.7%
Multifamily real estate secured	1,948,513	20.6%	1,800,919	21.1%	1,619,404	21.7%	1,373,216	21.5%	1,185,531	23.7%
Commercial real estate secured	326,154	3.4%	220,379	2.6%	162,715	2.2%	121,746	1.9%	61,403	1.2%
Auto and RV secured	290,894	3.1%	213,522	2.5%	154,246	2.1%	73,676	1.2%	13,140	0.3%
Factoring	93,091	1.0%	169,885	2.1%	160,674	2.1%	98,275	1.5%	122,200	2.4%
Commercial & Industrial	1,653,314	17.5%	1,481,051	17.4%	992,232	13.3%	514,300	8.0%	248,584	5.0%
Other	35,705	0.4%	18,598	0.2%	3,754	0.1%	2,542	—%	601	—%
Total loans and leases held for investment	9,449,310	100.0%	8,517,686	100.0%	7,449,261	100.0%	6,402,459	100.0%	5,001,271	100.0%
Allowance for loan and lease losses	(57,085)		(49,151)		(40,832)		(35,826)		(28,327)
Unamortized premiums/discounts, net of deferred loan fees	(10,101)		(36,246)		(33,936)		(11,954)		(44,326)
Net loans and leases held for investment	$9,382,124		$8,432,289		$7,374,493		$6,354,679		$4,928,618
The following table sets forth the amount of loans maturing in our total loans held for investment based on the contractual terms to maturity:

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
June 30, 2019	$501,409	$772,607	$1,630,409	$6,544,885	$9,449,310

The following table sets forth the amount of our loans at June 30, 2019 that are due after June 30, 2020 and indicates whether they have fixed, floating or adjustable interest rates:

(Dollars in thousands)	Fixed	Floating or Adjustable[1]	Total
Single family real estate secured:
Mortgage	$72,858	$4,173,792	$4,246,650
Home equity	613	1,645	2,258
Warehouse and other	13,211	177,083	190,294
Multifamily real estate secured	52,880	1,851,655	1,904,535
Commercial real estate secured	14,934	300,620	315,554
Auto and RV secured	290,731	—	290,731
Factoring	82,993	—	82,993
Commercial & Industrial	329,933	779,398	1,109,331
Other	32,948	—	32,948
Total	$891,101	$7,284,193	$8,175,294
1 Included in this category are hybrid mortgages (e.g., 5/1 adjustable rate mortgages) that carry a fixed rate for an introductory term before transitioning to an adjustable rate.
Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2019
	Percentage of Loan Principal Secured by Real Estate Located in State or Region
		Single family
State or Region	Total Real Estate Mortgage Loans	Mortgage	Home Equity	Multifamily real estate secured	Commercial real estate secured
California—south[1]	55.12%	53.79%	52.08%	58.30%	55.12%
California—north[2]	17.08%	15.46%	10.43%	20.11%	21.66%
New York	9.47%	11.56%	11.38%	4.67%	8.56%
Florida	5.11%	6.91%	—%	1.45%	1.78%
Arizona	1.66%	2.28%	2.25%	0.48%	—%
Washington	1.44%	1.07%	5.99%	2.40%	0.82%
Illinois	1.46%	0.29%	—%	3.92%	3.29%
Hawaii	1.29%	1.80%	—%	0.27%	0.23%
Colorado	0.99%	0.71%	—%	1.45%	2.03%
Texas	0.86%	0.70%	—%	1.14%	1.36%
All other states	5.52%	5.43%	17.87%	5.81%	5.15%
	100.00%	100.00%	100.00%	100.00%	100.00%
1 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 90000 to 92999.
2 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 93000 to 96999.
The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio (“LTV”). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2019. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan.

		Single family
	Total Real Estate Mortgage Loans	Mortgage	Home Equity[1]	Multifamily real estate secured	Commercial real estate secured
Weighted Average LTV	55.50%	57.23%	29.68%	52.59%	49.10%
Median LTV	55.82%	57.91%	52.59%	50.43%	47.40%
1 Amounts represent combined LTV calculated by adding the current balances of both the first and second liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.
Our effective weighted-average LTV of 55.77% for real estate mortgage loans originated during the fiscal year ended June 30, 2019 has resulted, and we believe will continue to result, in relatively low average loan defaults and favorable write-off experience.

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
Lending Limits. As a savings association, we are generally subject to the same lending limit rules applicable to national banks. With limited exceptions, the maximum amount that we may lend to any borrower, including related entities of the borrower, at any one time may not exceed 15% of our unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. See “Regulation of Axos Bank” for further information. At June 30, 2019, the Bank’s loans-to-one-borrower limit was $148.5 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2019, our largest loan and single lending relationship was $140.0 million.
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

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

	Available-for-Sale	Held-to-maturity	Trading
(Dollars in thousands)	Fair Value	Carrying Amount	Fair Value	Total
Fiscal year end
June 30, 2019	$227,513	$—	$—	$227,513
June 30, 2018	180,305	—	—	180,305
June 30, 2017	264,470	—	8,327	272,797
June 30, 2016	265,447	199,174	7,584	472,205
June 30, 2015	163,361	225,555	7,832	396,748

The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our Non-RMBS securities and the weighted-average yield for each range of maturities:

	At June 30, 2019
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
U.S. Agency[2]	$9,486	2.47%	$862	2.65%	$2,905	2.65%	$2,674	2.57%	$3,045	2.16%
Non-Agency[3]	13,489	5.00%	1,877	4.89%	5,938	4.60%	3,824	4.71%	1,850	7.01%
Total Mortgage-Backed Securities	$22,975	3.96%	$2,739	4.18%	$8,843	3.96%	$6,498	3.83%	$4,895	3.99%
Non-RMBS
U.S. agencies	$1,682	2.44%	$1,682	2.44%	$—	—%	$—	—%	$—	—%
Municipal	$21,974	3.01%	$3,952	2.27%	$5,150	1.28%	$8,266	4.05%	$4,606	3.70%
Asset-backed securities and structured notes	179,976	6.00%	16,918	7.43%	163,058	5.85%	—	—%	—	—%
Total Non-RMBS	$203,632	5.65%	$22,552	6.15%	$168,208	5.71%	$8,266	4.05%	$4,606	3.70%
Available-for-sale—Amortized Cost	$226,607	5.48%	$25,291	5.94%	$177,051	5.63%	$14,764	3.95%	$9,501	3.85%
Available-for-sale—Fair Value	$227,513	5.48%	$25,960	5.94%	$178,194	5.63%	$13,980	3.95%	$9,379	3.85%
Total securities	$227,513	5.48%	$25,960	5.94%	$178,194	5.63%	$13,980	3.95%	$9,379	3.85%
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
Our securities portfolio of $227.5 million at June 30, 2019 is composed of approximately 4.2% U.S. agency residential mortgage-backed securities (“RMBS”) and other debt securities issued by the government-sponsored enterprises primarily, Fannie Mae and Freddie Mac (each, a “GSE” and, together, the “GSEs”); 0.8% U.S. Treasury securities; 0.6% Alt-A, private-issue super senior, first-lien RMBS; 5.1% Pay-Option ARM, private-issue super senior first-lien RMBS; 9.3% Municipal securities and 80.0% asset-backed and whole business securities secured by consumer receivables. We had no commercial mortgage-backed securities (“CMBS”), sub-prime RMBS, or bank pooled trust preferred securities at June 30, 2019.

We manage the credit risk of our non-agency RMBS by purchasing those securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency RMBS are super senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percentage of the current face value) is known as credit enhancement. At June 30, 2019, the weighted-average credit enhancement in our entire non-agency RMBS portfolio was 19.0%. The credit enhancement percentage and the ratings agency grade (e.g. “AA”) do not consider additional credit protection available to the Bank, if needed, from its purchase discount. All of the Bank’s non-agency RMBS purchases were at a discount to par and we do not solely rely upon nationally recognized statistical rating organizations (“NRSRO”) ratings when determining classification. This change in Bank policy was brought about by changes in regulatory stance regarding classification of securities as mandated by Congress under section 939A of the Dodd-Frank Act, which required any reference to, or reliance on, NRSROs to be removed when determining the creditworthiness of securities. We have experienced personnel monitor the performance and measure the security for impairment in accordance with regulatory guidance. As of June 30, 2019, 26.9% of our non-agency RMBS securities have been downgraded from investment grade at acquisition to below investment grade. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”
Banking Business - Deposit Generation
We offer a full line of deposit products, which we source through both online and branch distribution channels using an operating platform and marketing strategies that emphasize low operating costs and are flexible and scalable for our business. Our full featured products and platforms, 24/7 customer service and our affinity relationships result in customer accounts with strong retention characteristics. We continuously collect customer feedback and improve our processes to satisfy customer needs.
At June 30, 2019, we had $8,983.2 million in deposits of which $6,617.2 million, or 73.7% were demand and savings accounts and $2,366.0 million, or 26.3% were time deposits. We generate deposit customer relationships through our distribution channels including websites, sales teams, online advertising, print and digital advertising, financial advisory firms, affinity partnerships and lending businesses which generate escrow deposits and other operating funds. Our distribution channels include:

•
A business banking division, which focuses on providing deposit products nationwide to industry verticals (e.g., Homeowners’ Associations and Non-Profit) as well as cash management products to a variety of businesses through a dedicated sales team;

•
An online consumer platform that delivers an enhanced banking experience with tailored products targeted to specific consumer segments. For example, one tailored product is designed for customers who are looking for full-featured demand accounts and very competitive fees and interest rates, while another product targets primarily tech-savvy, Generation X and Generation Y customers that are seeking a low-fee cost structure and a high-yield savings account;

•	A concierge banking offer serving the needs of high net worth individuals with premium products and dedicated service;

•	Financial advisory firms who introduce their clients to our deposit products through Axos Advisor;

•	Relationships with affinity groups where we gain access to the affinity group’s members;

•	A call center that opens accounts through self-generated internet leads, third-party purchased leads, affinity relationships, and our retention and cross-sell efforts to our existing customer base;

•	A prepaid card division, which provides card issuing and BIN sponsorship services to companies and generates low cost deposits; and

•	A bankruptcy and non-bankruptcy trustee and fiduciary service business who introduce their clients to our deposit products.
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

Our consumer and business deposit balances consisted of 66.5% and 33.5% of total deposits at June 30, 2019, respectively. Our business deposit accounts feature a full suite of treasury and cash management products for our business customers including online and mobile banking, remote deposit capture, analyzed business checking and money market accounts. We service our business customers by providing them with a dedicated relationship manager and an experienced business banking operations team.
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
The number of deposit accounts at the end of each of the last five fiscal years is set forth below:

	At June 30,
	2019	2018	2017	2016	2015
Non-interest-bearing, prepaid and other	3,743,334	3,535,904	3,113,128	1,816,266	553,245
Checking and savings accounts	311,067	270,082	274,962	292,012	31,461
Time deposits	23,447	2,309	2,748	4,807	5,515
Total number of deposit accounts	4,077,848	3,808,295	3,390,838	2,113,085	590,221

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each of the last five fiscal years:

	At June 30,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$1,441,930	—	$1,015,355	—	$848,544	—	$588,774	—	$309,339	—
Interest-bearing:
Demand	2,709,014	2.06%	2,519,845	1.60%	2,593,491	0.89%	1,916,525	0.63%	1,224,308	0.48%
Savings	2,466,214	1.48%	2,482,430	1.31%	2,651,176	0.81%	2,484,994	0.69%	2,126,792	0.67%
Total demand and savings	5,175,228	1.78%	5,002,275	1.46%	5,244,667	0.85%	4,401,519	0.66%	3,351,100	0.60%
Time deposits	2,366,015	2.43%	1,967,720	2.32%	806,296	2.46%	1,053,758	1.96%	791,478	1.99%
Total interest-bearing	7,541,243	1.99%	6,969,995	1.70%	6,050,963	1.06%	5,455,277	0.91%	4,142,578	0.87%
Total deposits	$8,983,173	1.67%	$7,985,350	1.48%	$6,899,507	0.93%	$6,044,051	0.82%	$4,451,917	0.81%
1 Based on weighted-average stated interest rates at the end of the period.
The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit at the end of each of the last five fiscal years:

	For the Fiscal Year Ended June 30,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$1,494,040	$25,321	1.69%	$2,381,000	$28,807	1.21%	$2,197,000	$16,049	0.73%
Savings	2,412,793	36,070	1.49%	2,325,238	25,206	1.08%	2,422,769	18,507	0.76%
Time deposits	2,322,039	55,689	2.40%	990,635	25,838	2.61%	941,919	21,938	2.33%
Total interest-bearing deposits	$6,228,872	$117,080	1.88%	$5,696,873	$79,851	1.40%	$5,561,688	$56,494	1.02%
Total deposits	$7,456,157	$117,080	1.57%	$6,749,817	$79,851	1.18%	$6,336,099	$56,494	0.89%

	For the Fiscal Year Ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$1,460,266	$8,750	0.60%	$1,549,207	$10,165	0.66%
Savings	2,189,157	15,861	0.72%	1,313,088	10,544	0.80%
Time deposits	852,590	18,056	2.12%	790,661	14,024	1.77%
Total interest-bearing deposits	$4,502,013	$42,667	0.95%	$3,652,956	$34,733	0.95%
Total deposits	$5,241,777	$42,667	0.81%	$3,908,277	$34,733	0.89%
The following table shows the maturity dates of our certificates of deposit at the end of each of the last five fiscal years:

	At June 30,
(Dollars in thousands)	2019	2018	2017	2016	2015
Within 12 months	$1,306,072	$1,259,119	$187,536	$497,825	$373,999
13 to 24 months	351,374	97,226	14,149	41,668	73,118
25 to 36 months	99,502	11,118	74,631	5,463	36,991
37 to 48 months	126,525	35,981	3,305	71,518	4,605
49 months and thereafter	482,542	564,276	526,675	437,284	302,765
Total	$2,366,015	$1,967,720	$806,296	$1,053,758	$791,478

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at the end of each of the last five fiscal years:

	Term to Maturity
(Dollars in thousands)	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Fiscal year end
June 30, 2019	$151,176	$363,486	$376,714	$335,201	$1,226,577
June 30, 2018	96,837	75,464	33,125	41,569	246,995
June 30, 2017	71,771	21,137	71,266	606,892	771,066
June 30, 2016	100,048	133,603	228,532	539,726	1,001,909
June 30, 2015	37,842	189,604	106,826	386,837	721,109
SECURITIES BUSINESS
Our Securities Business consists of two sets of products and services, securities services provided to third-party securities firms and investment management provided to consumers.
Securities services.  We offer fully disclosed clearing services through Axos Clearing to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At June 30, 2019, we provided services to 62 financial organizations, including correspondent broker-dealers and registered investment advisers.
We provide financing to our brokerage customers for their securities trading activities through margin loans that are collateralized by securities, cash, or other acceptable collateral. We earn a spread equal to the difference between the amount we pay to fund the margin loans and the amount of interest income we receive from our customers.
We conduct securities lending activities that include borrowing and lending securities with other broker-dealers. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker dealers for similar purposes.  The net revenues for this business consist of the interest spreads generated on these activities.
We assist our brokerage customers in managing their cash balances and earn a fee through an insured bank deposit cash sweep program.
Investment management. Through our digital wealth management business, Axos Invest, we provide our retail customers with investment management services through a comprehensive and flexible technology platform. We expect to integrate our digital wealth management platform into our universal digital banking platform in the near future, creating a seamless user experience and a holistic personal financial management ecosystem. Our digital wealth management business generates fee income from clients paying for premium services and deposits from uninvested cash balances.
Borrowings. In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank of San Francisco (“FHLB”). Our bank can borrow up to 40% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2019, the Company had $458.5 million advances outstanding with another $2.0 billion available immediately, which represents a fully collateralized position, for advances from the FHLB for terms up to ten years.
The Bank has federal funds lines of credit with two major banks totaling $35.0 million. At June 30, 2019, the Bank had no outstanding balance on either line.
The Bank can also borrow from the Federal Reserve Bank of San Francisco (“FRB”), and borrowings may be collateralized by commercial, consumer and mortgage loans as well as securities pledged to the FRB. Based on loans and securities pledged at June 30, 2019, we had a total borrowing capacity of approximately $1.6 billion, none of which was outstanding. The Bank has additional unencumbered collateral that could be pledged to the FRB Discount Window to increase borrowing liquidity.
Axos Clearing has a total of $155.0 million uncommitted secured lines of credit available for borrowing as needed. As of June 30, 2019, there was $106.8 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand. The weighted average interest rate on the borrowings at June 30, 2019 was 3.84%.
Axos Clearing has a $35.0 million committed unsecured line of credit available for limited purpose borrowing. As of June 30, 2019, there was $0.0 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand. The unsecured line of credit requires Axos Clearing operate in accordance of specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2019.
On December 16, 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our Company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 4.92% as of June 30, 2019, and is paid quarterly.
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
On January 28, 2019, we issued subordinated notes totaling $7.5 million, to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement. Interest accrues at a rate of 6.25% per annum. During the three months ended June 30, 2019, $0.1 million of subordinated loans were repaid.
The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the last five fiscal years:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2019	2018	2017	2016	2015
Advances from the FHLB:
Average balance outstanding	$1,397,460	$1,296,120	$798,982	$855,029	$700,805
Maximum amount outstanding at any month-end during the period	$3,424,000	$2,240,000	$1,317,000	$1,129,000	$1,075,000
Balance outstanding at end of period	$458,500	$457,000	$640,000	$727,000	$753,000
Average interest rate at end of period	2.32%	2.14%	1.79%	1.53%	1.36%
Average interest rate during period	2.35%	1.76%	1.55%	1.31%	1.27%
Securities sold under agreements to repurchase:
Average balance outstanding	$—	$5,575	$33,068	$35,000	$36,562
Maximum amount outstanding at any month-end during the period	$—	$20,000	$35,000	$35,000	$45,000
Balance outstanding at end of period	$—	$—	$20,000	$35,000	$35,000
Average interest rate at end of period	—%	—%	4.25%	4.38%	4.38%
Average interest rate during period	—%	4.11%	4.43%	4.44%	4.47%
Borrowings, subordinated notes and debentures:
Average balance outstanding	$104,287	$54,522	$55,873	$22,025	$5,155
Maximum amount outstanding at any month-end during the period	$214,477	$54,552	$56,511	$58,185	$5,155
Balance outstanding at end of period	$168,929	$54,552	$54,463	$58,066	$5,155
Average interest rate at end of period	4.78%	6.55%	6.57%	6.27%	2.68%
Average interest rate during period	5.39%	6.70%	6.62%	5.90%	2.77%
MERGERS AND ACQUISITIONS
 From time to time we undertake acquisitions or similar transactions consistent with our operating and growth strategies. During the fiscal years ended June 30, 2019 and 2018, there were transactions that are discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Mergers and Acquisitions.”
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
EMPLOYEES
At June 30, 2019, we had 1007 full-time equivalent employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory.
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
In real estate lending, we compete against traditional real estate lenders, including large and small savings banks, commercial banks, mortgage bankers and mortgage brokers. Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources and are capable of providing strong price and customer service competition. In order to compete profitably, we may need to reduce the rates we offer on loans and leases and investments and increase the rates we offer on deposits, which may adversely affect our overall financial condition and earnings. We may not be able to compete successfully against current and future competitors.
REGULATION
GENERAL
Axos Financial, Inc. (the “Company”) is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve. The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve that has broad authority to issue regulations implementing numerous consumer laws, to which we are subject.
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
REGULATION OF FINANCIAL HOLDING COMPANY.
General. The Company is a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”), and is treated as a “financial holding company” under Federal Reserve rules. Accordingly, the Company is registered as a savings and loan holding company with the Federal Reserve and is subject to the Federal Reserve’s regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.
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
In July 2013, the Company’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, published final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 capital framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the capital requirements applicable to depository institutions and their holding companies, including the
Company and the Bank, and are discussed in more detail below under “Regulation of Axos Bank – Regulatory Capital Requirements and Prompt Corrective Action”.
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
REGULATION OF BANKING BUSINESS
General. As a federally-chartered savings and loan association whose deposit accounts are insured by FDIC, Axos Bank is subject to extensive regulation by the FDIC and the OCC. Under the Dodd-Frank Act, the examination, regulation and supervision of savings associations, such as Axos Bank, were transferred from the OTS to the OCC, the federal regulator of national banks under the National Bank Act. The following discussion summarizes some of the principal areas of regulation applicable to the Bank and its operations.

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
Axos Bank is a member depository institution of the FDIC and its deposits are insured by the DIF up to the applicable limits, which are backed by the full faith and credit of the U.S. Government. Effective with the passing of the Dodd-Frank Act in 2010, the basic deposit insurance limit was permanently raised to $250,000, instead of the $100,000 limit previously in effect.
Regulatory Capital Requirements and Prompt Corrective Action. The prompt corrective action regulation of the OCC requires mandatory actions and authorizes other discretionary actions to be taken by the OCC against a savings association that falls within undercapitalized capital categories specified in OCC regulations.
The New Capital Rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that as of January 1, 2019, requires banking organizations to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets).
A capital conservation buffer of 2.5% above each of these levels (phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019) is required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.
The New Capital Rules provide for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were phased in over three years for the Bank.
The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Bank. Various aspects of Basel III continue to be subject to further evaluation and interpretation by the U.S. banking regulators. As of June 30, 2019, the Company and the Bank remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, and remain well-capitalized when including implementation of the deductions and other adjustments to CET1 on a fully phased-in basis.
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
The Bank’s capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Axos Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Stress Testing. Enhanced prudential standards for larger institutions mandated by the Dodd-Frank Act were implemented by FRB regulation, which require additional risk management policies and practices and annual stress testing designed to determine whether capital planning, assessment of capital adequacy and risk management practices of regulated bank and savings and loan holding companies adequately protect them in the event of an economic downturn. The original FRB rules implemented stress tests to be conducted by the FRB and company-run stress tests for institutions with total consolidated assets of $10 billion or more. Our total assets exceeded $10 billion beginning with the quarter ending March 31, 2019.
However, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) enacted in May 2018 scaled back certain requirements of the Dodd-Frank Act, including the requirement to conduct an annual stress test that projects performance under various economic scenarios. The annual stress test requirement no longer applies to the Company, as a savings and loan holding company with less than $100 billion in total consolidated assets. Under the Economic Growth Act, the Bank will also become exempt from Dodd-Frank Act stress testing effective November 25, 2019; however, the FRB has extended the deadline for all regulatory requirements related to company-run stress testing for institutions with average total assets of less than $100 billion until such effective date, thereby effectively exempting the Bank from stress-testing requirements as of the enactment of the Economic Growth Act.
Notwithstanding the Economic Growth Act’s amendment of the Dodd-Frank Act stress testing requirements, the federal banking agencies have indicated through interagency guidance that the capital planning and risk management practices of financial institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process.  We will continue to monitor our capital consistent with the safety and soundness expectations of the FRB and will continue to use customized stress testing as part of our capital planning process
Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits. The guidelines set forth safety and soundness standards that the federal banking regulatory agencies use to identify and address problems at FDIC member institutions before capital becomes impaired. If the OCC determines that the Bank fails to meet any standard prescribed by the guidelines, the OCC may require us to submit to it an acceptable plan to achieve compliance with the standard. OCC regulations establish deadlines for the submission and review of such safety and soundness compliance plans in response to any such determination. We are not aware of any conditions relating to these safety and soundness standards that would require us to submit a plan of compliance to the OCC.
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
Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the “Code”. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business). An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2019, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2019, Axos Bank was in compliance with the applicable liquidity standard.
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
Trading in certain government obligations is not prohibited by the Volcker Rule, including obligations of or guaranteed by the United States or an agency or government-sponsored entity of the United States, obligations of a State of the United States or a political subdivision thereof, and municipal securities. Proprietary trading generally does not include transactions under repurchase and reverse repurchase agreements, securities lending transactions and purchases and sales for the purpose of liquidity management if the liquidity management plan meets specified criteria; nor does it generally include transactions undertaken in a fiduciary capacity.  In addition, activities eligible for exemption include, among others, certain brokerage, underwriting and marketing activities, and risk-mitigating hedging activities with respect to specific risks and subject to specified conditions. As of June 30, 2019, Axos Bank was in compliance with the Volcker Rule.
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
Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OCC, other federal regulatory agencies or the Department of Justice, taking enforcement actions against the institution. In the most recent Community Reinvestment Act Report, issued May 2019, the Bank received a ‘Satisfactory’ rating covering calendar years 2016, 2017, and 2018. To the best of our knowledge, Axos Bank continues to maintain full compliance with each of the Community Reinvestment Act, the Equal Credit Opportunity Act and the Fair Housing Act and we do not anticipate the Bank becoming the subject of any enforcement actions.
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
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, negotiable order of withdrawal (“NOW”), and Super NOW checking accounts) and non-personal time deposits. At June 30, 2019, the Bank was in compliance with these requirements.
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
Depository institutions with more than $10 billion in assets and their affiliates are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. As of June 30, 2019, we had $11.2 billion in total assets, placing the Bank under the direct supervision and oversight of the CFPB. The laws and regulations of the CFPB and other consumer protection laws and regulations to which the Bank is subject mandate certain disclosure requirements and regulate the manner in which we must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, our customers.
A section of the Dodd-Frank Act, commonly referred to as the Durbin amendment, reduced the level of interchange fees that could be charged by institutions with greater than $10 billion in total assets. The exemption for small issuers ceases to apply as of July 1st of the year following the calendar year in which the issuer has total consolidated assets of $10 billion or more at year-end. Since we have grown to hold total assets in excess of $10 billion beginning with the quarter ending March 31, 2019, the Durbin amendment may reduce the amount of interchange fees that we can charge and could adversely affect our fee-sharing prepaid card partnerships, such as with H&R Block.
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
REGULATION OF SECURITIES BUSINESS
In early 2019, we acquired COR Clearing, LLC (now Axos Clearing LLC), a correspondent clearing firm for broker-dealers, and the WiseBanyan entities, an introducing broker and a registered investment adviser. The correspondent clearing firm and introducing broker are broker-dealers registered with the SEC and members of FINRA and various other self-regulatory organizations. Axos Clearing also uses various clearing organizations, including the Depository Trust Company, the National Securities Clearing Corporation, and the Options Clearing Corporation.
Broker-dealers are subject to extensive laws, rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, the conduct of directors, officers, and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information, limitations on extensions of credit in securities transactions, clearance and settlement procedures, and rules designed to promote high standards of commercial honor and just and equitable principles of trade. Broker-dealers are also regulated by state securities administrators in those jurisdictions where they do business. Regulators may conduct periodic examinations and review reports of our operations, performance, and financial condition. Our margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require our broker-dealers to impose maintenance requirements based on the value of securities contained in margin accounts. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of Axos Clearing.
Violations of laws, rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such broker-dealer, its registered representatives, officers or employees, or other similar adverse consequences.
Significant new rules and regulations continue to arise as a result of the Dodd-Frank Act, including the implementation of a more stringent fiduciary standard for broker-dealers and increased regulation of investment advisors. Compliance with these provisions could result in increased costs. Moreover, to the extent the Dodd-Frank Act affects the operations, financial condition, liquidity, and capital requirements of financial institutions with whom we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.
Limitation on Businesses. The businesses that our broker-dealers may conduct are limited by its agreements with, and its oversight by, FINRA, other regulatory authorities and federal and state law. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources. In addition, our broker-dealers are operating subsidiaries of Axos, which means its activities are further limited by those that are permissible for subsidiaries of financial holding companies, and as a result, may be prevented from entering new businesses that may be profitable in a timely manner, if at all.
Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At June 30, 2019, our broker-dealers were in compliance with applicable net capital requirements.
The SEC, CFTC, FINRA and other regulatory organizations impose rules that require notification when net capital falls below certain predefined thresholds. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to penalties and other regulatory sanctions, including suspension or revocation of registration by the SEC or applicable regulatory authorities, and suspension or expulsion by these regulators could ultimately lead to the broker-dealer’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to, and approval from, the SEC and FINRA for certain capital withdrawals.

Compliance with the net capital requirements may limit our operations, requiring the intensive use of capital. Such rules require that a certain percentage of our assets be maintained in relatively liquid form and therefore act to restrict our ability to withdraw capital from our broker-dealer entities, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends, repay debt, meet our debt covenant requirements or to expand or maintain our operations. In addition, such rules may require us to make substantial capital contributions into one or more of the our broker-dealers in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of all applicable net capital rules.
Customer Protection Rule.  Our broker-dealers that hold customers’ funds and securities are subject to the SEC’s customer protection rule (Rule 15c3-3 under the Exchange Act), which generally provides that such broker-dealers maintain physical possession or control of all fully-paid securities and excess margin securities carried for the account of customers and maintain certain reserves of cash or qualified securities.
Securities Investor Protection Corporation (“SIPC”). Our broker-dealers are subject to the Securities Investor Protection Act and belong to SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for customers up to $500,000, of which a maximum of $250,000 may be in cash.
Anti-Money Laundering. Our broker-dealers must also comply with the USA PATRIOT Act and other rules and regulations, including FINRA requirements, designed to fight international money laundering and to block terrorist access to the U.S. financial system. We are required to have systems and procedures to ensure compliance with such laws and regulations.
Investment Advisor. As an investment advisor registered with the SEC, our subsidiary Axos Invest, Inc. (doing business as “WiseBanyan”) is subject to the requirements of the Investment Advisers Act of 1940, as amended, and the rules and regulations promulgated thereunder (together, the “Advisers Act”), including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements, and general anti-fraud provisions. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment advisor’s registration. Investment advisors also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, profit disgorgement, fines or other similar consequences against us.
Volcker Rule. Provisions of the Volcker Rule and the final rules implementing the Volcker Rule also restrict certain activities provided by the our broker-dealers, including proprietary trading and sponsoring or investing in “covered funds.”
Our broker-dealers are broker-dealers registered with the SEC, FINRA, all 50 U.S. states and the District of Columbia. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board and national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing its members and the industry. Broker-dealers are also subject to federal securities laws and SEC rules, as well as the laws and rules of the states in which a broker-dealer conducts business. Our broker-dealers are members of, and are primarily subject to regulation, supervision and regular examination by FINRA.
The regulations to which broker-dealers are subject cover all aspects of the securities business, including, but not limited to, sales and trade practices, net capital requirements, record keeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, experience and training requirements for certain employees, the conduct of investment banking and research activities and the conduct of registered persons, directors, officers and employees. Broker-dealers are also subject to the privacy and anti-money laundering laws and regulations discussed herein. Additional legislation, changes in rules promulgated by the SEC, securities exchanges, or self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, securities exchanges, self-regulatory organizations and states may conduct administrative and enforcement proceedings that can result in censure, fine, suspension or expulsion of broker-dealers, their registered persons, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.

AVAILABLE INFORMATION
Axos Financial, Inc. files reports, proxy and information statements and other information electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. Our web site address is http://www.axosfinancial.com, and we make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website free of charge.
ITEM 1A. RISK FACTORS
Risks Relating to Our Industry
Changes in interest rates could adversely affect our performance.
Our results of operations depend to a great extent on our net interest income, which is the difference between the interest rates earned on interest-earning assets such as loans and leases and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates, as the two have different time periods for adjustment and can be tied to different measures of rates. Interest rates are sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, including the FRB. The monetary policies of the FRB, implemented through open market operations and regulation of the discount rate and reserve requirements, affect prevailing interest rates. Loan and lease originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. In the past few years prevailing interest rates have continued to increase, however the FRB recently cut rates in July 2019. We manage the sensitivity of our assets and liabilities. However a decrease in interest rates could cause borrowers to refinance higher rate loans at lower rates and under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid loans. Meanwhile, large, unanticipated, or rapid increase in market interest rates would likely have an adverse impact on our net interest income and a decrease in our refinancing business and related fee income, and could cause an increase in delinquencies and non-performing loans and leases in our adjustable-rate loans. In addition, interest rate volatility can affect the value of our loans and leases, investments and other interest-rate sensitive assets and our ability to realize gains on the sale or resolution of these assets. There can be no assurance that we will be able to successfully manage our interest rate risk.
A significant economic downturn could result in increases in our level of non-performing loans and leases and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. While the national economy and most regions have improved since the financial crisis of 2008 and subsequent economic recession, we continue to operate in an uncertain economic environment due to a variety of reasons, including but not limited to trade wars, geopolitical tensions, concerns about stability of the European Union (“EU”), including Britain’s anticipated exit from the EU, volatile oil prices and emerging market crises. The risks associated with our business become more acute in periods of a slowing economy or slow growth. A return or continuation of recessionary conditions or negative events in the housing markets, including significant and continuing home price declines and increased delinquencies and foreclosures, would adversely affect our mortgage and construction loans and result in increased asset write-downs. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets. Declines in real estate values, an economic downturn or an increase in unemployment levels may result in higher than expected loan and lease delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.

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
Changes in laws, regulation or oversight or increased enforcement activities by regulatory agencies may increase our costs and adversely affect our business and operations.
We operate in a highly regulated industry and are subject to oversight, regulation and examination by federal and/or state governmental authorities under various laws, regulations and policies, which impose requirements or restrictions on our operations, capitalization, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged and interest rates paid on deposits. We must also comply with federal anti-money laundering, bank secrecy, tax withholding and reporting, and various consumer protection statutes and regulations. A considerable amount of management time and resources is devoted to oversight of, and development and implementation of controls and procedures relating to, compliance with these laws, regulations and policies.
The laws, regulation and supervisory policies applicable to us are subject to regular modification and change. New or amended laws, rules and regulations could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance much more difficult or expensive, restricting our ability to originate or sell loans, or further restricting the amount of interest or other charges or fees earned on loans or other products. In addition, further regulation could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. It is very difficult to predict future changes in regulation or the competitive impact that any such changes would have on our business. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways including subjecting us to additional costs, limiting the types of financial services and products we may offer, and increasing the ability of non-banks to offer competing financial services and products.
In addition, the federal Bank Secrecy Act, the USA PATRIOT Act, and similar laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. FinCEN is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approval to proceed with acquisitions and other strategic transactions, which would negatively impact our business, financial condition, results of operations and prospects. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious adverse reputational consequences for us.
Our failure to comply with current, or adapt to new or changing, laws, regulations or policies could result in enforcement actions and sanctions against us by regulatory agencies, civil money penalties and/or reputation damage, along with corrective action plans required by regulatory agencies, any of which could have a material adverse effect on our business, financial condition and results of operations, and the value of our common stock.
Our recent acquisitions of broker-dealer and investment advisory businesses subjects us to new regulatory risks.
In early 2019, we acquired COR Clearing, a correspondent clearing firm for broker-dealers, and the WiseBanyan entities, an introducing broker and a registered investment adviser. The correspondent clearing firm and introducing broker are broker-dealers registered with the SEC and members of FINRA and various other self-regulatory organizations, which subjects us for the first time to regulation by the SEC and FINRA, and potential new risks and uncertainties relating to compliance and potential violations of laws, rules and regulations. Such violations could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of the company or its officers or employees, or other similar adverse consequences, any of which could cause us to incur losses and adversely affect our capital, financial condition and results of operations. See “Business-Regulation--Regulation of Broker-Dealer and Investment Advisory Businesses.”
Recent changes to our size and structure will subject us to additional regulation, increased supervision and increased costs.
In August 2018, the Company became a savings and loan holding company that is treated as a financial holding company by the Federal Reserve Board. As such, the Company is required to act as a financial “source of strength” for the Bank. The term “source of financial strength” is defined in the relevant statute as the ability of a company to provide financial assistance to such insured depository institution in the event of the financial distress of such insured depository institution. Given the power provided to the federal banking agencies in this provision, it is possible that the Company could be required to serve as a source of financial strength for the Bank when we might not otherwise voluntarily choose to do so. In such event, if the Company did not hold or was unable to raise necessary capital, we could become subject to negative or burdensome regulatory conditions that could negatively impact our growth, financial condition and results of operations.
The Dodd-Frank Act imposes additional regulatory requirements on financial institutions with $10 billion or more in total assets. The Company has grown to hold total assets in excess of $10 billion beginning with the quarter ending March 31, 2019. As a result, we are now subject to the following additional requirements:

•	supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws;

•
a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of raising the reserve ratio to 1.35% as required by the Dodd-Frank Act;

•	heightened compliance standards under the Volcker Rule; and

•	enhanced supervision as a larger financial institution.
The imposition of these regulatory requirements and increased supervision may require additional commitment of financial resources to regulatory compliance and may increase our cost of operations.
In addition, under the Durbin Amendment to the Dodd-Frank Act, institutions with $10 billion or more in assets are subject to a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions. The maximum permissible interchange fee for electronic debit transactions is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. In addition, an issuer may charge up to one cent on each transaction as a fraud prevention adjustment if the issuer meets certain fraud prevention standards. Assuming the Company exceeds $10 billion in assets on December 31, 2019, the Durbin amendment will reduce the amount of interchange fees that we can charge and could adversely affect our fee-sharing prepaid card partnerships, such as with H&R Block starting in July 2020.
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
Changes in United States trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact the Company’s business, financial condition and results of operations.
In the past two years there has been substantial debate and controversy concerning changes to United States trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed have been imposed by the United States and other countries, and additional tariffs and retaliation tariffs have been proposed. If prices of consumer goods or key industrial products increase materially as a result of tariffs, the ability of individual households to service debt may be negatively impacted. This could adversely affect the Company’s financial condition and results of operations.
Replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition or results of operations.
On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Many of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our business, financial condition, or results of operations.The market transition away from LIBOR to an alternative reference rate is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular any such transition could:

•
adversely affect the interest rates paid or received on, the revenue and expenses associate with, and the value of our floating-rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;

•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and

•
require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.

Risks Relating to Mortgage Loans and Mortgage-Backed Securities
Declining real estate values, particularly in California, could reduce the value of our loan and lease portfolio and impair our profitability and financial condition.
The majority of the loans in our portfolio are secured by real estate. At June 30, 2019, approximately 72.2% of our mortgage portfolio was secured by real estate located in California. In recent years, there has been significant volatility in real estate values in California and in some cases the collateral for our real estate loans has become less valuable. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. A decline of real estate values or decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are unseasoned and defaults on such loans would harm our business.
At June 30, 2019, our multifamily residential loans were $1,948.5 million or 29.7% of our mortgage loans and our commercial real estate loans were $326.2 million, or 5.0% of our mortgage loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline and nationwide unemployment were to increase, we are likely to experience increases in the level of our non-performing loans and foreclosed and repossessed vehicles in future periods.
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
During the last three fiscal years we have sold approximatly $1,321.7 million of residential mortgage loans to Fannie Mae, Freddie Mac and Ginnie Mae and, as of June 30, 2019, approximately 4.2% of our securities portfolio consisted of RMBS issued or guaranteed by these GSEs. Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government may enact structural changes to one or more of the GSEs, including privatization, consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.
The Tax Reform Act of 2017 resulted in certain changes that may affect our business.
The Tax Reform Act of 2017, enacted in December 2017, reduced the ceiling on the mortgage interest deduction from $1,000,000 to $750,000 for indebtedness incurred in acquiring, constructing, or improving a residence. For mortgage indebtedness incurred before December 15, 2017, the Tax Reform Act permits homeowners to maintain the current $1,000,000 ceiling. The Tax Reform Act also prohibits the deduction of interest on home equity indebtedness, and limits annual itemized deductions for state and local taxes (including state and local income, property, and sales taxes) to $10,000. The Bank originates and holds a large amount of mortgage loans and mortgage backed securities. The reduction or elimination of these tax benefits and other changes in federal income tax policies could have a material adverse effect on the demand for the Bank’s loan products and the pricing and liquidity of the mortgage securities which the Bank holds. The reduction in the mortgage interest deduction and limitation of itemized deductions for property taxes, particularly in higher priced states in which we operate, such as California, could adversely affect the ability of some potential borrowers to obtain credit, otherwise reduce the demand for home purchases and construction, and increase delinquencies or defaults on our mortgage assets, which could have a material adverse effect on our business and results of operations.
Risks Relating to the Company
If our allowance for loan and lease losses, particularly in growing areas of lending such as commercial and industrial (“C&I”) is not sufficient to cover actual loan and lease losses, our earnings, capital adequacy and overall financial condition may suffer materially.
Our loans are generally secured by single family, multifamily and commercial real estate properties, each initially having a fair market value generally greater than the amount of the loan secured. Although our loans and leases are typically secured, the risk of default, generally due to a borrower’s inability to make scheduled payments on his or her loan, is an inherent risk of the banking business. In determining the amount of the allowance for loan and lease losses, we make various assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers, the value of the real estate serving as collateral for the repayment of our loans and our loss history. Defaults by borrowers could result in losses that exceed our loan and lease loss reserves. We have originated or purchased many of our loans and leases recently, so we do not have sufficient repayment experience to be certain whether the established allowance for loan and lease losses is adequate. We may have to establish a larger allowance for loan and lease losses in the future if, in our judgment, it becomes necessary. Any increase in our allowance for loan and lease losses would increase our expenses and consequently may adversely affect our profitability, capital adequacy and overall financial condition.
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
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments, include methodologies to value our securities, evaluate securities for other-than-temporary impairment and estimate our allowance for loan and lease losses. These methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. As an example, the Financial Accounting Standards Board issued accounting guidance, effective for reporting periods beginning after December 15, 2019, related to the impairment of financial instruments, particularly the allowance for loan losses. This guidance changes existing impairment recognition to a model that is based on expected losses rather than incurred losses, which is intended to result in more timely recognition of credit losses. When adopted, this new standard may increase our allowance for credit losses, which could materially affect our financial condition and future results of operations. The extent of the increase, if any, will ultimately depend upon the nature and characteristics of our loan portfolio at the adoption date, as well as the macroeconomic assumptions and forecasts used at that date. Therefore, the potential financial impact is currently unknown.
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
Our risk management processes and procedures may not be effective in mitigating our risks.
We have established processes and procedures intended to identify, measure, monitor and control material risks to which we are subject, including, for example, credit risk, market risk, liquidity risk, strategic risk and operational risk. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risk may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations and financial condition
Our acquisition of a broker-dealer business subject us to a variety of risks associated with the securities industry.
On January 28, 2019, we acquired COR Clearing, a leading full-service correspondent clearing firm for independent broker-dealers. In addition, in February 2019 we acquired an introducing broker as part of our acquisition of the WiseBanyan entities. Our acquisition of these broker-dealer firms and entry into this business subjects us to a number of risks and challenges, including risks related to our ability to integrate the acquired operations and the associated internal controls and regulatory functions into our current operations, our ability to retain key personnel of the acquired operations, our ability to limit the outflow of acquired deposits and successfully retain and manage acquired assets, our ability to retain existing correspondents who may choose to perform their own clearing services, move their clearing business to one of our competitors or exit the business, our ability to attract new customers and generate new assets in areas not previously served, and the possible assumption of risks and liabilities related to litigation or regulatory proceedings involving the acquired operations.
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
Our broker-dealer business also subjects us to new risks and uncertainties that are common in the securities industry, including intense competition, extensive governmental regulation by the Securities and Exchange Commission and FINRA and potentially new areas and types of litigation including lawsuits based on allegations concerning our correspondents. The SEC, FINRA and other SROs and state securities commissions, among other regulatory bodies, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Similarly, the attorneys general of each state could bring legal action to ensure compliance with state securities laws, and regulatory agencies in foreign countries have similar authority. Our ability to comply with multiple laws and regulations pertaining to the securities industry depends in large part on our ability to establish and maintain an effective compliance function. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.
Our broker-dealer business is also subject to the net capital requirements of the SEC, FINRA and various self-regulatory organizations. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation.
Our entry into the investment advisory business subjects us to a variety of risks associated with investment performance and advisory services.
On February 26, 2019, we acquired WiseBanyan, Inc., a registered investment adviser (“RIA”) that provides personal financial and investment management services through a proprietary technology platform. Our investment advisory business is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Federally registered investment advisers are regulated and subject to examination by the SEC. The Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Our failure to comply with the Advisers Act and associated rules and regulations of the SEC could subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation and reputational harm. In addition, our investment advisory business is subject to notice filings and the anti-fraud rules of state securities regulators.
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
Our acquisitions involve integration and other risks.
In addition to the acquisitions discussed above, from time to time we undertake acquisitions of assets, deposits, lines of business and other companies consistent with our operating and growth strategies. Acquisitions generally involve a number of risks and challenges, including our ability to integrate the acquired operations and the associated internal controls and regulatory functions into our current operations, our ability to retain key personnel of the acquired operations, our ability to limit the outflow of acquired deposits and successfully retain and manage acquired assets, our ability to attract new customers and generate new assets in areas not previously served, and the possible assumption of risks and liabilities related to litigation or regulatory proceedings involving the acquired operations. Additionally, no assurance can be given that the operation of acquisitions would not adversely affect our existing profitability, that we would be able to achieve results in the future similar to those achieved by the acquired operations, that we would be able to compete effectively in the markets served by the acquired operations, or that we would be able to manage any growth resulting from the transaction effectively. We also face the risk that the anticipated benefits of any acquisition may not be realized fully or at all, or within the time period expected.
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
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. We may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute existing shareholders’ interests in the Company.
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
Our business strategy depends on our ability to remain competitive. There is strong competition for customers from existing banks and other types of financial institutions, including those that use the Internet as a medium for banking transactions or as an advertising platform. Technology has also lowered barriers to entry and made it possible for non-banks offer products and services traditionally provided by banks. Our competitors include large, publicly-traded, Internet-based banks, as well as smaller Internet-based banks; “brick and mortar” banks, including those that have implemented websites to facilitate online banking; and traditional banking institutions such as thrifts, finance companies, credit unions and mortgage banks. Some of these competitors have been in business for a long time and have broader name recognition and a more established customer base. Most of our competitors are larger and have greater financial and personnel resources. In order to compete profitably, we may need to reduce the rates we offer on loans and leases and investments and increase the rates we offer on deposits, which actions may adversely affect our business, prospects, financial condition and results of operations.
To remain competitive, we believe we must successfully implement our business strategy. Our success depends on, among other things:

•	Having a large and increasing number of customers who use our bank for their banking needs;

•	Our ability to attract, hire and retain key personnel as our business grows;

•	Our ability to secure additional capital as needed;

•	The relevance of our products and services to customer needs and demands and the rate at which we and our competitors introduce or modify new products and services;

•	Our ability to offer products and services with fewer employees than competitors;

•	The satisfaction of our customers with our customer service;

•	Ease of use of our websites and smartphone applications;

•	Our ability to provide a secure and stable technology platform for financial services that provides us with reliable and effective operational, financial and information systems; and

•	Integration of our broker-dealer and registered investment-advisory businesses.
If we are unable to implement our business strategy, our business, prospects, financial condition and results of operations could be adversely affected.
Our business depends on a strong brand, and failing to maintain and enhance our brand could hurt our ability to maintain or expand our customer base.
The brand identities that we have developed will significantly contribute to the success of our business. On October 1, 2018, we changed the name of the Bank and the branding of most of our banking products to “Axos Bank”. Maintaining and enhancing the “Axos Bank” brands (including our other trade styles and trade names) is critical to expanding our customer base. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry for our “brick and mortar” competitors in the internet-based banking market. Our brands could be negatively impacted by a number of factors, including data privacy and security issues, service outages, and product malfunctions. If our name change is not widely accepted by customers or proves to be less popular than anticipated, if we fail to maintain and enhance our brands generally, or if we incur excessive expenses in these efforts, our business, financial condition and results of operations may be adversely affected. In addition, maintaining and enhancing our brand will depend on our ability to continue to provide high-quality products and services, which we may not do successfully.
Our reputation and business could be damaged by negative publicity.
Reputational risk, including as a result of negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us, and ethical behavior of our employees. Damage to our reputation could adversely impact our ability to attract new, and maintain existing, loan and deposit customers, employees and business relationships, and, particularly with respect to our broker-dealer and registered investment advisor businesses, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital. Any such damage to our reputation could have a material adverse effect on our financial condition and results of operations.
A natural disaster, especially in California, could harm our business.
Our Bank’s based in San Diego, California, and approximately 72.2% of our mortgage loan portfolio was secured by real estate located in California at June 30, 2019. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and leases and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan and lease portfolio, which is comprised substantially of real estate loans. Uninsured or under-insured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters in California could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
In the course of our business, we may foreclose and take title to real estate, including commercial real estate, and could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, prospects, financial condition and results of operations could be adversely affected.
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
Misconduct by employees could also result in fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential personal information. The Company may not be able to prevent employee errors or misconduct, and the precautions the Company takes to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject the Company to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.
In addition, as nearly all of our products and services are internet-based, the amount of data we store for our customers on our servers (including personal information) has been increasing and will continue to increase. Any systems failure or compromise of our security that results in the release of our customers’ data could seriously limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. System enhancements and updates may also create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our layers of defense can itself create a risk of systems disruptions and security issues. In addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors.
The risk that these types of events could seriously harm our business is likely to increase as we add more customers and expand the number of internet-based products and services we offer.
We have risks of systems failure and disruptions to operations.
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
Our products and services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of organized crime, hackers, terrorists, nation-states, activists and other outside parties, employee error, failure to follow security procedures, malfeasance, or otherwise and, as a result, an unauthorized party may obtain access to our data or our customers’ data. In addition, to access our products and services, our customers use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Additionally, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers’ data. Other types of attacks may include computer viruses, malicious or destructive code, denial-of-service attacks, ransomware or ransom demands to not expose security vulnerabilities in the Company’s systems or the systems of third parties. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, including hacking or identity theft, the market perception of the effectiveness of our security measures could be harmed and, as a result, we could lose customers, suffer employee productivity losses, incur technology replacement and incident response costs, be subject to additional regulatory scrutiny, could subject us to civil litigation and possible financial liability, which may have a material adverse effect on our business, financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal offices are located at 9205 West Russell Road, STE 400, Las Vegas, NV 89148, both our Banking and Securities segments conduct business at this location and our telephone number is (858) 649-2218. We have additional office space located at 4350 La Jolla Village Drive, Suite 140, San Diego, California 92122. Our offices in Las Vegas consist of a total of approximately 27,100 square feet under leases that expire December 31, 2023 and our San Diego facilities consist of a total of approximately 174,000 square feet under leases that expire June 30, 2030.

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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018, a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. On May 23, 2019, the Court dismissed the second amended complaint with prejudice. On June 20, 2019, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since October 1, 2018, our common stock has traded on the New York Stock Exchange under the symbol “AX”. Prior to October 1, 2018, our common stock traded on the NASDAQ Global Select Market under the symbol “BOFI”. There were 61,235,291 shares of common stock outstanding held by approximately 34,000 shareholders as of August 23, 2019. The transfer agent and registrar of our common stock is Computershare.
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
ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100 million of common stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. Program life to date as of June 30, 2019, the Company has repurchased a total of $91.6 million or 3,242,843 common shares at an average price of $28.25 per share with $8.4 million remaining under the current board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying unaudited condensed consolidated financial statements. On August 2, 2019, the Board of Directors of the Company authorized an additional program to repurchase up to $100 million of AX common stock. This share repurchase authorization is in addition to the existing share repurchase plan and has similar characteristics.
Net Settlement of Restricted Stock Awards. In November 2007 and October 2014, the stockholders of the Company approved an amendment to the 2004 Stock Incentive Plan and approved the 2014 Stock Incentive Plan, respectively, which among other changes permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2019, there were 317,757 restricted stock unit award shares which were retained by the Company and converted to cash at the average rate of $31.20 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the fourth fiscal quarter ended June 30, 2019.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases (dollars in thousands)
Quarter Ended June 30, 2019
April 1, 2019 to April 30, 2019	—	$—	—	$—
May 1, 2019 to May 31, 2019	149,039	$28.30	—	$—
June 1, 2019 to June 30, 2019	155,785	$27.74	304,824	$8,380
For the Three Months Ended June 30, 2019	304,824	$28.02	304,824	$8,380
Stock Retained in Net Settlement
April 1, 2019 to April 30, 2019	2,040
May 1, 2019 to May 31, 2019	160
June 1, 2019 to June 30, 2019	160,158
For the Three Months Ended June 30, 2019	162,358
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2019. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,705,631
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	1,705,631

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Selected Balance Sheet Data:
Total assets	$11,220,238	$9,539,504	$8,501,680	$7,599,304	$5,823,719
Loans, net of allowance for loan losses	9,382,124	8,432,289	7,374,493	6,354,679	4,928,618
Loans held for sale, at fair value	33,260	35,077	18,738	20,871	25,430
Loans held for sale, at cost	4,800	2,686	6,669	33,530	77,891
Allowance for loan losses	57,085	49,151	40,832	35,826	28,327
Securities—trading	—	—	8,327	7,584	7,832
Securities—available for sale	227,513	180,305	264,470	265,447	163,361
Securities—held to maturity	—	—	—	199,174	225,555
Securities borrowed	144,706	N/A	N/A	N/A	N/A
Customer, broker-dealer and clearing receivables	203,192	N/A	N/A	N/A	N/A
Total deposits	8,983,173	7,985,350	6,899,507	6,044,051	4,451,917
Securities sold under agreements to repurchase	—	—	20,000	35,000	35,000
Advances from the FHLB	458,500	457,000	640,000	727,000	753,000
Borrowings, subordinated debentures and other borrowings	168,929	54,552	54,463	56,016	5,155
Securities loaned	198,356	N/A	N/A	N/A	N/A
Customer, broker-dealer and clearing payables	238,604	N/A	N/A	N/A	N/A
Total stockholders’ equity	1,073,050	960,513	834,247	683,590	533,526
Selected Income Statement Data:
Interest and dividend income	$564,887	$475,074	$387,286	$317,707	$244,364
Interest expense	156,282	106,580	74,059	56,696	45,419
Net interest income	408,605	368,494	313,227	261,011	198,945
Provision for loan and lease losses	27,350	25,800	11,061	9,700	11,200
Net interest income after provision for loan losses	381,255	342,694	302,166	251,311	187,745
Non-interest income	82,757	70,941	68,132	66,340	30,590
Non-interest expense	251,206	173,936	137,605	112,756	77,478
Income before income tax expense	212,806	239,699	232,693	204,895	140,857
Income tax expense	57,675	87,288	97,953	85,604	58,175
Net income	$155,131	$152,411	$134,740	$119,291	$82,682
Net income attributable to common stock	$154,822	$152,102	$134,431	$118,982	$82,373
Per Common Share Data:
Net income:
Basic	$2.50	$2.41	$2.11	$1.87	$1.35
Diluted	$2.48	$2.37	$2.10	$1.87	$1.34
Adjusted earnings per common share (Non-GAAP)	$2.75	$2.39	N/A	N/A	N/A
Book value per common share	$17.47	$15.24	$13.05	$10.73	$8.51
Tangible book value per common share (Non-GAAP)	$15.10	$13.99	$12.94	$10.67	$8.48
Weighted average number of common shares outstanding:
Basic[1]	61,898,447	63,136,232	63,656,542	63,597,259	61,177,908
Diluted[1]	62,382,065	64,147,220	63,915,100	63,672,280	61,404,364
Common shares outstanding at end of period[1]	61,128,817	62,688,064	63,536,244	63,219,392	62,075,004

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Performance Ratios and Other Data:
Loan and lease originations for investment	$6,934,259	$5,922,801	$4,182,701	$3,633,911	$3,271,911
Loan originations for sale	$1,471,906	$1,564,165	$1,375,443	$1,363,025	$1,048,982
Loan and lease purchases	$11,009	$—	$276,917	$140,493	$2,452
Return on average assets	1.51%	1.68%	1.68%	1.75%	1.61%
Return on average common stockholders’ equity	15.40%	17.05%	17.78%	19.43%	18.34%
Interest rate spread[2]	3.66%	3.79%	3.74%	3.70%	3.79%
Net interest margin[3]	4.07%	4.11%	3.95%	3.91%	3.92%
Net interest margin - Banking segment only[3]	4.14%	4.14%	N/A	N/A	N/A
Efficiency ratio[4]	51.12%	39.58%	36.08%	34.44%	33.75%
Efficiency ratio - Banking segment only[4]	40.51%	34.55%	N/A	N/A	N/A
Capital Ratios:
Equity to assets at end of period	9.56%	10.07%	9.81%	8.99%	9.16%
Axos Financial, Inc:
Tier 1 leverage (core) capital to adjusted average assets	8.75%	9.45%	9.95%	9.12%	9.59%
Common equity tier 1 capital (to risk-weighted assets)	11.43%	13.27%	14.66%	14.42%	14.98%
Tier 1 capital (to risk-weighted assets)	11.49%	13.34%	14.75%	14.53%	15.12%
Total capital (to risk-weighted assets)	12.91%	14.84%	16.38%	16.36%	15.91%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.21%	8.88%	9.60%	8.78%	9.25%
Common equity tier 1 capital (to risk-weighted assets)	12.14%	12.53%	14.25%	14.00%	14.58%
Tier 1 capital (to risk-weighted assets)	12.14%	12.53%	14.25%	14.00%	14.58%
Total capital (to risk-weighted assets)	12.89%	13.27%	14.97%	14.75%	15.38%
Axos Clearing:
Net capital	$21,669	N/A	N/A	N/A	N/A
Excess capital	$17,858	N/A	N/A	N/A	N/A
Net capital as percentage of aggregate debit item	11.37%	N/A	N/A	N/A	N/A
Net capital in excess of 5% aggregate debit item	$12,142	N/A	N/A	N/A	N/A
Asset Quality Ratios:
Net annualized charge-offs (recoveries) to average loans outstanding[5]	0.19%	0.19%	0.06%	(0.01)%	0.03%
Non-performing loans and leases to total loans and leases	0.51%	0.37%	0.38%	0.50%	0.62%
Non-performing assets to total assets	0.50%	0.43%	0.35%	0.42%	0.55%
Allowance for loan and lease losses to total loans and leases held for investment at end of period	0.60%	0.58%	0.55%	0.56%	0.57%
Allowance for loan and lease losses to non-performing loans and leases	117.84%	157.40%	143.81%	112.45%	91.88%
1 Common stock and per share amounts have been retroactively restated for the fiscal years ended June 30, 2015 presented to reflect the four-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on November 17, 2015.
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
5 Net charge-offs do not include any amounts transferred to loans held for sale.

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
OVERVIEW
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding” and collectively, the “Company”). Axos Nevada Holding wholly owns it’s subsidiary Axos Securities, LLC, which indirectly wholly owns subsidiaries Axos Clearing, LLC, a clearing broker dealer, Axos Invest, Inc. (doing business as “WiseBanyan”), a registered investment advisor, and WiseBanyan Securities LLC, an introducing broker dealer. With approximately $10.6 billion in assets, Axos Bank provides consumer and business banking products through its low-cost distribution channels and affinity partners. Axos Clearing LLC and WiseBanyan, provide comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the NYSE under the symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index. For more information on Axos Bank, please visit axosbank.com.
Net income for the fiscal year ended June 30, 2019 was $155.1 million compared to $152.4 million and $134.7 million for the fiscal years ended June 30, 2018 and 2017, respectively. Net income attributable to common stockholders for the fiscal year ended June 30, 2019 was $154.8 million, or $2.48 per diluted share compared to $152.1 million, or $2.37 per diluted share and $134.4 million, or $2.10 per diluted share for the years ended June 30, 2018 and 2017, respectively. Growth in our interest earning assets, particularly the loan and lease portfolio, and a reduced income tax rate were the primary reasons for the increase in our net income from fiscal 2017 to fiscal 2019. Net interest income increased $40.1 million for the year ended June 30, 2019 compared to the year ended June 30, 2018.
Net interest income for the year ended June 30, 2019 was $408.6 million compared to $368.5 million and $313.2 million for the years ended June 30, 2018 and 2017, respectively. The growth of net interest income from fiscal year 2017 through 2019 is primarily due to net loan and lease portfolio growth and deposit growth.
Provision for loan and lease losses for the year ended June 30, 2019 was $27.4 million, compared to $25.8 million and $11.1 million for the years ended June 30, 2018 and 2017, respectively. The increase of $1.6 million for fiscal year 2019 is the result of growth and changes in loan and lease mix in the portfolio. The increase of $14.7 million for fiscal year 2018 is the result of an increase in Refund Advance loan fundings from $0.3 billion to $1.1 billion from 2017 to 2018, respectively, combined with growth and changes in the loan and lease mix of the portfolio.
Non-interest income was $82.8 million compared to non-interest income of $70.9 million and $68.1 million for the fiscal years ended June 30, 2019, 2018 and 2017. The increase from fiscal year 2018 to fiscal year 2019 was primarily the result of an increase of $11.7 million in broker-dealer fees and $6.1 million in banking and service fees due to increased fees from our trustee and fiduciary services, increased levels of prepayment penalty fee income of $2.0 million, partially offset by a mortgage banking income decrease of $8.5 million. The increase from 2017 to 2018 was primarily due to increased banking and service fees due to increased fees from our trustee and fiduciary services, increase in gain on sale-other primarily from sales of structured settlements, decreased unrealized loss on securities partially offset by a decrease in realized gain from sale of securities, decreased levels of prepayment penalty fee income, and decreased mortgage banking income.
Non-interest expense for the fiscal year ended June 30, 2019 was $251.2 million compared to $173.9 million and $137.6 million for the years ended June 30, 2018 and 2017, respectively. The increase was primarily due to an increase of $26.5 million in staffing for lending, information technology infrastructure development, clearing services, trustee and fiduciary services and regulatory compliance, an increase in depreciation and amortization of $7.9 million, an increase in data processing and internet of $6.8 million, and an increase in other general and administrative costs of $20.2 million. Our staffing rose to 1007 full-time equivalents compared to 801 and 681 at June 30, 2019, 2018 and 2017, respectively.
Total assets were $11,220.2 million at June 30, 2019 compared to $9,539.5 million at June 30, 2018. Assets grew $1,680.7 million or 17.6% during the last fiscal year, primarily due to an increase in the loan originations C&I and income property lending and the acquisition of Axos Clearing LLC. The loan growth was funded primarily with growth in deposits.

Our future performance will depend on many factors: changes in interest rates, competition for deposits and quality loans, the credit performance of our assets, regulatory actions, strategic transactions, and our ability to improve operating efficiencies. See “Item 1A. Risk Factors.”
MERGERS AND ACQUISITIONS
 From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. We completed two business acquisitions and two asset acquisitions during the fiscal year ended June 30, 2019 and one business acquisition during the fiscal year ended June 30, 2018.
MWABank deposit acquisition. On March 15, 2019, the Bank closed the deposit assumption agreement with MWA Bank and acquired approximately $173 million of deposits, including approximately $151 million of checking, savings and money market accounts and $22 million million of time deposits, from MWABank. Axos did not acquire any assets, employees or branches in this transaction. The Bank received cash equal to the book value of the deposit liabilities.
WiseBanyan. On February 26, 2019 the Company’s subsidiary, Axos Securities, LLC, had completed the acquisition of WiseBanyan Holding, Inc. and its subsidiaries (collectively “WiseBanyan”). Headquartered in Las Vegas, Nevada, WiseBanyan is a provider of personal financial and investment management services through a proprietary technology platform. WiseBanyan currently serves approximately 24,000 clients with approximately $150 million of assets under management. The Company paid $3.2 million in cash to acquire the assets of WiseBanyan and recorded $2.7 million in intangible assets.The Company purchased the whole WiseBanyan business and has the entire voting interest. Goodwill is not expected to be deducted for tax purposes
COR Securities Holdings. On January 28, 2019 (“Acquisition Date”), Axos Clearing, LLC and Axos Clarity MergeCo., Inc. completed the acquisition of COR Securities Holdings Inc.(“COR Securities”), the parent company of COR Clearing LLC (“COR Clearing”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 28, 2018 (the “Merger Agreement”).
Headquartered in Omaha, Nebraska, COR Clearing is a full-service correspondent clearing firm for independent broker-dealers. Established as a part of Mutual of Omaha Insurance Company and spun off as Legent Clearing in 2002, COR Clearing provides clearing, settlement, custody, and securities and margin lending to more than sixty introducing broker-dealers and 90,000 customers. The total cash consideration of approximately $80.9 million was funded with existing capital. The Company issued subordinated notes totaling $7.5 million to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement.
The acquisition of COR Securities is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The Company recorded goodwill for a provisional amount of $34.9 million and an additional $20.1 million in intangible assets as of the Acquisition Date. The estimated fair values of the acquired assets and assumed liabilities are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent measurement period adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill no later than within the first 12 months following the closing date of acquisition. Included in the professional services line of the statement of income the Company recognized $0.4 million in transaction costs.
The acquisition will enable the Company to expand its banking business to a new customer base through independent broker-dealers and consumer account relationships, scale entry into wealth management securities custody through technology-driven platforms, and increase and diversify fee revenue, all of which will improve key operating metrics. The goodwill recognized results from the expected synergies and potential earnings from this combination.
Nationwide Bank deposit acquisition. On November 16, 2018, the Bank completed the acquisition of substantially all of Nationwide Bank’s (“Nationwide”) deposits at the time of closing, adding $2.4 billion in deposits, including $661.4 million in checking, savings and money market accounts and $1.7 billion in time deposit accounts. The Bank received cash for the deposit balances transferred less a premium of $13.5 million, recorded in intangibles, commensurate with the fair market value of the deposits purchased.

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
The allowance for loan and lease losses includes general reserves and may include specific reserves. Specific reserves may be provided for impaired loans. All other impaired loans are written down through charge-offs to their realizable value and no specific or general reserve is provided. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrower’s ability to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.
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
Business Combinations. Mergers and acquisitions are accounted for in accordance with ASC 805 “Business Combinations” using the acquisition method of accounting. Assets and liabilities acquired and assumed are generally recorded at their fair values as of the date of the transaction. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Significant estimates and judgments are involved in the fair valuation and purchase price allocation process.
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
Goodwill is subject to impairment testing at the reporting unit level, which is conducted at least annually. The Company performs impairment testing during the third quarter of each year or when events or changes in circumstances indicate the assets might be impaired. Based on the results, the Company determined that the estimated fair value exceeded its carrying value and concluded that the goodwill and other identifiable intangible assets were fully recognized.

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
We define net income without the after-tax impact of non-recurring acquisition-related costs, and excess FDIC expense, and other costs (unusual or non-recurring charges), (“adjusted earnings”), a non-GAAP financial measure. Excess FDIC expense is defined as the higher insurance costs associated with increased levels of short-term brokered deposits in anticipation of the acquisition of deposits from Nationwide Bank. Other costs are due to a $15.3 million bad debt expense related to a correspondent customer of our clearing broker-dealer. Adjusted earnings per diluted common share (“adjusted EPS”), a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Bank’s operating performance. Excluding the non-recurring acquisition related costs, excessive FDIC expense, and other costs provides investors with an understanding of Axos’ core business.
Below is a reconciliation of net income to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	For Twelve Months Ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018
Net income	$155,131	$152,411
Acquisition-related costs	6,714	1,470
Excess FDIC expense	1,111	—
Other costs	15,299	—
Income taxes	(6,267)	(535)
Adjusted earnings (Non-GAAP)	$171,988	$153,346
Adjusted EPS (Non-GAAP)	$2.75	$2.39
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
Below is a reconciliation of total stockholders’ equity to tangible book value (Non-GAAP) as of the dates indicated:

	At the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Total stockholders’ equity	$1,073,050	$960,513	$834,247	$683,590	$533,526
Less: preferred stock	5,063	5,063	5,063	5,063	5,063
Common stockholders’ equity	1,067,987	955,450	829,184	678,527	528,463
Less: mortgage servicing rights, carried at fair value	9,784	10,752	7,200	3,943	2,098
Less: goodwill and intangible assets	134,893	67,788	—	—	—
Tangible common stockholders’ equity (Non-GAAP)	$923,310	$876,910	$821,984	$674,584	$526,365
Common shares outstanding at end of period	61,128,817	62,688,064	63,536,244	63,219,392	62,075,004
Tangible book value per common share (Non-GAAP)	$15.10	$13.99	$12.94	$10.67	$8.48

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

	For the Fiscal Years Ended June 30,
	2019			2018			2017
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans and leases[2,3]	$8,974,820	$525,317	5.85%	$7,893,072	$446,991	5.66%	$6,819,102	$358,849	5.26%
Interest-earning deposits in other financial institutions	631,228	13,495	2.14%	807,348	12,450	1.54%	658,580	5,204	0.79%
Investment securities	210,189	13,943	6.63%	209,434	11,335	5.41%	393,334	16,889	4.29%
Securities borrowed and margin lending	173,829	8,746	5.03%	N/A	N/A	—%	N/A	N/A	—%
Stock of the regulatory agencies	41,078	3,386	8.24%	61,222	4,298	7.02%	55,577	6,344	11.41%
Total interest-earning assets	10,031,144	564,887	5.63%	8,971,076	475,074	5.30%	7,926,593	387,286	4.89%
Non-interest-earning assets	234,993			100,380			116,545
Total assets	$10,266,137			$9,071,456			$8,043,138
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$3,906,833	$61,391	1.57%	$4,706,238	$54,013	1.15%	$4,619,769	$34,556	0.75%
Time deposits	2,322,039	55,689	2.40%	990,635	25,838	2.61%	941,919	21,938	2.33%
Securities sold under agreements to repurchase	—	—	—%	5,575	229	4.11%	33,068	1,465	4.43%
Securities loaned	221,469	748	0.34%	N/A	N/A	—%	N/A	N/A	—%
Advances from the FHLB	1,397,460	32,834	2.35%	1,296,120	22,848	1.76%	798,982	12,403	1.55%
Borrowings, subordinated notes and debentures	104,287	5,620	5.39%	54,522	3,652	6.70%	55,873	3,697	6.62%
Total interest-bearing liabilities	7,952,088	156,282	1.97%	7,053,090	106,580	1.51%	6,449,611	74,059	1.15%
Non-interest-bearing demand deposits	1,227,285			1,052,944			774,411
Other non-interest-bearing liabilities	76,651			68,361			58,040
Stockholders’ equity	1,010,113			897,061			761,076
Total liabilities and stockholders’ equity	$10,266,137			$9,071,456			$8,043,138
Net interest income		$408,605			$368,494			$313,227
Interest rate spread[4]			3.66%			3.79%			3.74%
Net interest margin[5]			4.07%			4.11%			3.95%
1 Average balances are obtained from daily data.
2 Loans and leases include loans held for sale, loan and lease premiums, discounts and unearned fees.
3 Interest income includes reductions for amortization of loan and lease and investment securities premiums and earnings from accretion of discounts and loan and lease fees. Loan and lease fee income is not significant. Also includes $28.7 million as of June 30, 2019, $29.3 million as of June 30, 2018 and $30.3 million as of June 30, 2017 of loans that qualify for Community Reinvestment Act credit which are taxed at a reduced rate.
4 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
5 Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our interest earning assets and is subject to competitive factors in online banking and other markets. Our net interest income is reduced by our estimate of loss provisions for our loan and lease portfolio. We also earn non-interest income primarily from mortgage banking activities, banking products and service activity, our Securities Business, prepaid card fee income, prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of other loans and investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased from 801 full time employees at June 30, 2018 to 1007 full-time equivalent employees at June 30, 2019. We are subject to federal and state income taxes, and our effective tax rates were 27.10%, 36.42% and 42.10% for the fiscal years ended June 30, 2019, 2018, and 2017, respectively. Other factors that affect our results of operations include expenses relating to data processing, advertising, depreciation, occupancy, professional services, and other miscellaneous expenses.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2019 AND JUNE 30, 2018
Net Interest Income. Net interest income totaled $408.6 million for the fiscal year ended June 30, 2019 compared to $368.5 million for the fiscal year ended June 30, 2018. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	Fiscal Year Ended June 30, 2019 vs 2018
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$62,915	$15,411	$78,326
Federal funds sold		—
Interest-earning deposits in other financial institutions	(3,102)	4,147	1,045
Investment securities	41	2,567	2,608
Securities borrowed and margin lending	8,746	—	8,746
Stock of the regulatory agencies	(1,574)	662	(912)
Total increase (decrease) in interest income	$67,026	$22,787	$89,813
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$(10,207)	$17,585	$7,378
Time deposits	32,090	(2,239)	29,851
Securities sold under agreements to repurchase	(229)	—	(229)
Securities loaned	748	—	748
Advances from the FHLB	1,889	8,097	9,986
Other borrowings	2,797	(829)	1,968
Total increase (decrease) in interest expense	$27,088	$22,614	$49,702
Interest Income. Interest income for the fiscal year ended June 30, 2019 totaled $564.9 million, an increase of $89.8 million, or 18.9%, compared to $475.1 million in interest income for the fiscal year ended June 30, 2018 primarily due to growth in volume of interest-earning assets from loan originations, primarily from commercial & industrial lending and the addition of securities borrowed and margin lending from our new securities segment. Average interest-earning assets for the fiscal year ended June 30, 2019 increased by $1,060.1 million compared to the fiscal year ended June 30, 2018 primarily due to loan and lease originations for investment which increased $1,011.5 million during the year ended June 30, 2019. Yields on loans and leases increased by 19 basis points to 5.85% for the fiscal year ended June 30, 2019, primarily due to increased yields in the single family, income property, and commercial & industrial loan products. For the fiscal year ended June 30, 2019, the growth in average balances contributed additional interest income of $67.0 million, which was supplemented by a $22.8 million increase in interest income due to the increase in average rate. The average yield earned on our interest-earning assets increased to 5.63% for the fiscal year ended June 30, 2019, up from 5.30% for the same period in 2018 primarily due to the increase in rate from loans and leases. As a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year we have marked up our adjustable loans and have increased the market rates on new loans.
Interest Expense. Interest expense totaled $156.3 million for the fiscal year ended June 30, 2019, an increase of $49.7 million, or 46.6% compared to $106.6 million in interest expense during the fiscal year ended June 30, 2018, due primarily to greater volume of time deposits due to acquisition from Nationwide Bank and increased rates on deposits and advances, as a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year. The average rate paid on all of our interest-bearing liabilities increased to 1.97% for the fiscal year ended June 30, 2019 from 1.51% for the fiscal year ended June 30, 2018, due primarily to increased rates on deposits and advances from FHLB. Average interest-bearing liabilities for the fiscal year ended June 30, 2019 increased $899.0 million compared to fiscal 2018. The average rate on interest-bearing deposits increased to 1.57% from 1.15% due to increases in prevailing deposit rates across the industry. The rates on advances from the FHLB also increased to 2.35% from 1.76% due primarily to the Fed rate increases. The average rate on time deposits decreased to 2.40% for the fiscal year ended June 30, 2019 from 2.61% for the fiscal year ended June 30, 2018, due to the lower rates on the time deposits acquired from Nationwide. Average FHLB advances for the fiscal year ended June 30, 2019 increased $101.3 million, or 7.8% compared to fiscal 2018. The average non-interest-bearing demand deposits were $1,227.3 million for the fiscal year ended June 30, 2019, representing an increase of $174.3 million.
Provision for Loan and Lease Losses. Provision for loan and lease losses was $27.4 million for the fiscal year ended June 30, 2019 and $25.8 million for fiscal 2018. The increase in the loan and lease loss provision was primarily due to loan portfolio growth and a change in the loan and lease mix, including an increase in Refund Advance originations. The provisions are made to maintain our allowance for loan and lease losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.
See “Asset Quality and Allowance for Loan and Lease Losses” for discussion of our allowance for loan and lease losses and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2019	2018
Realized gain on securities:	$709	$(18)
Unrealized loss on securities:
Total impairment losses	(1,666)	(6,271)
Loss (gain) recognized in other comprehensive income	845	6,115
Total unrealized loss on securities	(821)	(156)
Prepayment penalty fee income	5,851	3,862
Gain on sale – other	6,160	5,734
Mortgage banking income	5,267	13,755
Broker-dealer fee income	11,737	—
Banking and service fees	53,854	47,764
Total non-interest income	$82,757	$70,941
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
Non-interest income totaled $82.8 million for the fiscal year ended June 30, 2019 compared to non-interest income of $70.9 million for fiscal 2018. The increase was primarily the result of an increase of $11.7 million in broker-dealer fee income from our new securities segment, an increase of $6.1 million in banking and service fees due to trustee and fiduciary services, increased levels of prepayment penalty fee income of $2.0 million, an increase in realized gain on sale of securities of $0.7 million, a $0.4 million increase in gain on sale-other, partially offset by a decrease in mortgage banking income of $8.5 million, and an increase in net unrealized loss on securities of $0.7 million. Banking and service fees includes H&R Block-branded product fees, deposit fees, fee income from prepaid card sponsors, and certain C&I loan fees. The primary non-interest income-generating H&R Block products and services that led to the increased banking and service fees are EPC and RT. For the fiscal year ended June 30,

2019, EPC decreased $0.2 million to $7.8 million from $8.0 million for fiscal 2018. For the fiscal year ended June 30, 2019, RT decreased $0.2 million to $12.3 million from $12.5 million for fiscal 2018.
Included in gain on sale – other are sales of unsecured and secured consumer and business loans originated through introductions from our third-party partner relationships, for example H&R Block-branded Emerald Advance, and sales of structured settlement annuity and state lottery receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables are originated for sale from time to time depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and if originated for sale would be classified on our balance sheet as loans held for sale.
Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2019	2018
Salaries and related costs	$127,433	$100,975
Data processing and internet	24,150	17,400
Advertising and promotional	14,710	15,500
Depreciation and amortization	16,471	8,574
Occupancy and equipment	8,571	6,063
Professional services	11,916	5,280
FDIC and regulator fees	9,005	4,860
Broker-dealer clearing charges	2,822	—
Real estate owned and repossessed vehicles	913	260
General and administrative expenses	35,215	15,024
Total non-interest expense	$251,206	$173,936
Non-interest expense totaled $251.2 million for the fiscal year ended June 30, 2019, an increase of $77.3 million compared to fiscal 2018. Salaries and related costs increased $26.5 million, or 26.2%, in fiscal 2019 due to increased staffing levels to support growth in staffing for lending, information technology infrastructure development, regulatory compliance, trustee and fiduciary services and additions from our Securities Business. Our staff increased to 1007 from 801 or 25.72% between fiscal 2019 and 2018 and increased to 801 from 681 or 17.62% between fiscal 2018 and 2017.
Data processing and internet expense increased $6.8 million, primarily due to the additions from our Securities Business and enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotion expense decreased $0.8 million, primarily due to decreased mortgage lead generation and deposit marketing costs partially offset by increased rebranding costs.
Depreciation and amortization, increased $7.9 million primarily due to the amortization of intangibles from recent acquisitions, depreciation on lending and deposit platform enhancements and infrastructure development, and additions from our Securities Business.
Occupancy and equipment expense increased $2.5 million, in order to support increased deposit and loan production and additions from our Securities Business.
Professional services, which include accounting and legal fees, increased $6.6 million in fiscal 2019 compared to 2018. The increase in professional services was primarily due to increased compliance, audit, legal and consulting expenses, and additions from our Securities Business.
The change in our cost of Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges increased by $4.1 million in fiscal 2019 compared to fiscal 2018. As a result of the overall growth of the Bank’s average liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Broker-dealer clearing charges were $2.8 million for the fiscal year ended June 30, 2019. These expenses are related to the cost associated with introducing broker-dealer customer trades in our Securities Business.
General and administrative expenses increased by $20.2 million in fiscal 2019 compared to 2018. The increases were primarily due to a $15.3 million increase in our Securities Business bad debt reserve in order to cover potential losses resulting from unauthorized securities trades at a correspondent customer, costs to support loan and deposit production and increased insurance costs.
Income Tax Expense. Income tax expense was $57.7 million for the fiscal year ended June 30, 2019 compared to $87.3 million for fiscal 2018. Our effective tax rates were 27.10% and 36.42% for the fiscal year ended June 30, 2019 and 2018, respectively.
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
Additionally, the Company received tax credits for the year ended June 30, 2019, which reduced the effective tax rate by approximately 1.55% compared to June 30, 2018.

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

	Fiscal Year Ended June 30, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$404,500	$7,564	$(3,459)	$408,605
Provision for loan losses	27,350	—	—	27,350
Non-interest income	70,917	12,071	(231)	82,757
Non-interest expense	192,588	34,430	24,188	251,206
Income before taxes	$255,479	$(14,795)	$(27,878)	$212,806

	Fiscal Year Ended June 30, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$371,661	$—	$(3,167)	$368,494
Provision for loan losses	25,800	—	—	25,800
Non-interest income	70,788	—	153	70,941
Non-interest expense	152,877	—	21,059	173,936
Income before taxes	$263,772	$—	$(24,073)	$239,699
Banking Business
For the fiscal year ended June 30, 2019, we had pre-tax income of $255.5 million compared to pre-tax income of $263.8 million for the fiscal year ended June 30, 2018. For the fiscal year ended June 30, 2019, the decrease in pre-tax income was primarily related to increased operating costs.

We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	Fiscal Year Ended
	June 30, 2019	June 30, 2018
Efficiency ratio	40.51%	34.55%
Return on average assets	1.83%	1.82%
Interest rate spread	3.72%	3.83%
Net interest margin	4.14%	4.14%
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

The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the twelve months ended June 30, 2019 and 2018:

	For the Fiscal Years Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance [1]	Interest Income/ Expense	Average Yields Earned/Rates Paid	Average Balance [1]	Interest Income/Expense	Average Yields Earned/Rates Paid
Assets:
Loans and Leases [2,3]	$8,974,624	$525,307	5.85%	$7,893,047	$446,989	5.66%
Interest-earning deposits in other financial institutions	540,047	12,285	2.27%	807,348	12,450	1.54%
Investment securities [3]	208,234	13,929	6.69%	209,412	11,332	5.41%
Stock of the regulatory agencies, at cost	40,000	3,378	8.45%	61,222	4,292	7.01%
Total interest-earning assets	9,762,905	554,899	5.68%	8,971,029	475,063	5.30%
Non-interest-earning assets	189,802			93,109
Total Assets	$9,952,707			$9,064,138
Liabilities and Stockholder's Equity:
Interest-bearing demand and savings	$3,964,429	$61,845	1.56%	$4,764,859	$54,481	1.14%
Time deposits	2,322,039	55,689	2.40%	990,635	25,838	2.61%
Securities sold under agreements to repurchase	—	—	—%	5,575	229	4.11%
Advances from the FHLB	1,397,460	32,834	2.35%	1,296,120	22,848	1.76%
Borrowings, subordinated notes and debentures	1,112	31	2.70%	97	4	4.12%
Total interest-bearing liabilities	7,685,040	150,399	1.96%	7,057,286	103,400	1.47%
Non-interest-bearing demand deposits	1,236,508			1,056,413
Other non-interest-bearing liabilities	58,004			65,289
Stockholder's equity	973,155			885,150
Total Liabilities and Stockholders' Equity	$9,952,707			$9,064,138
Net interest income		$404,500			$371,663
Interest rate spread [4]			3.72%			3.83%
Net interest margin [5]			4.14%			4.14%

[1]	Average balances are obtained from daily data.

[2]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[3]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.7 million and $29.3 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2019 and 2018 twelve-month periods, respectively.

[4]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[5]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Net Interest Income. Net interest income totaled $404.5 million for the fiscal year ended June 30, 2019 compared to $371.7 million million for the fiscal year ended June 30, 2018. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	Fiscal Year Ended June 30, 2019 vs 2018
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$62,907	$15,411	$78,318
Interest-earning deposits in other financial institutions	(4,915)	4,750	(165)
Investment securities	(64)	2,661	2,597
Stock of the regulatory agencies	(1,681)	767	(914)
Total increase (decrease) in interest income	$56,247	$23,589	$79,836
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$(10,228)	$17,592	$7,364
Time deposits	32,090	(2,239)	29,851
Securities sold under agreements to repurchase	(229)	—	(229)
Advances from the FHLB	1,889	8,098	9,987
Other borrowings	27	(1)	26
Total increase (decrease) in interest expense	$23,549	$23,450	$46,999
The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.
The Banking segment’s net interest income for the fiscal year ended June 30, 2019 totaled $404.5 million, an increase of 8.8%, compared to net interest income of $371.7 million for the fiscal year ended June 30, 2018. The growth of net interest income is primarily due to increased average earnings assets from net loan and lease portfolio growth and increased average yields earned on interest-earning assets, partially offset by volume increases in time deposits and increased rates on interest bearing demand and savings deposits and FHLB advances.
The Banking segment’s non-interest income increased $0.1 million from $70.8 million to $70.9 million for the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2019. The increase in non-interest income for the fiscal year ended June 30, 2019, was primarily the result of an increase of $4.6 million in banking and service fees primarily due to fee income from our trustee and fiduciary services, an increase of $2.0 million in prepayment penalty fee income, an increase in realized gain on sale of securities of $0.9 million, a $0.4 million increase in gain on sale-other, partially offset by a decrease in mortgage banking income of $7.2 million, and an increase in net unrealized loss on securities of $0.7 million. Banking and service fees includes H&R Block-branded product fees, deposit fees, fee income from prepaid card sponsors, and certain C&I loan fees. The primary non-interest income-generating H&R Block products and services that led to the increased banking and service fees are EPC and RT. For the fiscal year ended June 30, 2019, EPC decreased $0.2 million to $7.8 million from $8.0 million for fiscal 2018. For the fiscal year ended June 30, 2019, RT decreased $0.2 million to $12.3 million from $12.5 million for fiscal 2018.
Non-interest expense totaled $192.6 million for the fiscal year ended June 30, 2019, an increase of $39.7 million compared to fiscal 2018. Salaries and related costs increased $14.8 million, or 18.2%, in fiscal 2019 due to increased staffing levels to support growth in staffing for lending, information technology infrastructure development, regulatory compliance, and the trustee and fiduciary services, a $6.9 million increase in depreciation and amortization for amortization of fiduciary services intangibles and systems enhancements, a $4.6 million increase in data processing and internet expense for loan and deposit systems enhancements, a $4.0 million increase in FDIC and OCC standard regulatory charges due to growth of the Bank’s average liabilities and an increase in short-term brokered deposits as we positioned the Bank for the acquisition of the Nationwide Bank deposits, a $3.8 million increase in other and general expense, a $3.4 million increase in professional services, and a $2.1 million increase in occupancy expense.

Securities Business
For the fiscal year ended June 30, 2019, our Securities Business segment had a loss before taxes of $14.8 million. The Securities Business segment was created as a result of acquisitions during the three months ended March 31, 2019, meaning there is no comparative 2018 period. For the fiscal year ended June 30, 2019, the loss was primarily due to a $15.3 million bad debt expense related to a correspondent customer of our clearing broker-dealer.
Net interest income for the fiscal year ended June 30, 2019, was $7.6 million. In the Securities business, interest is earned on margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
The non-interest income during the fiscal year ended June 30, 2019, was $12.1 million, the result of $8.9 million of clearing and custodial related fees and $3.1 million in fees earned on FDIC insured bank deposits.
Non-interest expenses was $34.4 million during the fiscal year ended June 30, 2019, other and general expenses were $16.4 million, due to a $15.3 million bad debt expense related to a correspondent customer of our clearing broker-dealer. Salaries and related costs were $8.3 million, professional services were $3.0 million, broker-dealer clearing charges were $2.8 million, and data processing and internet expenses were $2.1 million.
Selected information concerning the Securities Business segment follows:

(Dollars in thousands)	As of and for the Three Months ended June 30, 2019
Compensation as a % of net revenue	35.0%
FDIC insured program balances at the Bank (end of period)	$341,576
Customer margin balances (end of period)	$189,193
Customer funds on deposit, including short credits (end of period)	$206,469

Clearing:
Total tickets	595,962
Correspondents (end of period)	62

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$203,192
Interest-bearing liabilities – stock loaned (end of period)	$198,356

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

	Fiscal Year Ended June 30, 2018 vs 2017
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase/(decrease) in interest income:
Loan and Leases	$59,441	$28,701	$88,142
Interest-earning deposits in other financial institutions	1,393	5,853	7,246
Investment securities	(9,217)	3,663	(5,554)
Stock of the FHLB, at cost	592	(2,638)	(2,046)
Total increase/(decrease) in interest income	$52,209	$35,579	$87,788
Increase/(decrease) in interest expense:
Interest-bearing demand and savings	$660	$18,797	$19,457
Time deposits	1,174	2,726	3,900
Securities sold under agreements to repurchase	(1,137)	(99)	(1,236)
Advances from the FHLB	8,577	1,868	10,445
Other borrowings	(90)	45	(45)
Total increase/(decrease) in interest expense	$9,184	$23,337	$32,521
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
Interest Expense. Interest expense totaled $106.6 million for the fiscal year ended June 30, 2018, an increase of $32.5 million, or 43.9% compared to $74.1 million in interest expense during the fiscal year ended June 30, 2017, due primarily to increased rates on deposits and advances, as a result of the Federal Reserve decisions to increase the Fed Funds rate over the last year. The average rate paid on all of our interest-bearing liabilities increased to 1.51% for the fiscal year ended June 30, 2018 from 1.15% for the fiscal year ended June 30, 2017, due primarily to increased rates on deposits and advances from FHLB. Average interest-bearing liabilities for the fiscal year ended June 30, 2018 increased $603.5 million compared to fiscal 2017. The average rate on interest-bearing demand and savings deposits increased to 1.15% from 0.75% due to increases in prevailing deposit rates across the industry. The rates on advances from the FHLB also increased to 1.76% from 1.55% due primarily to the Fed rate increases. The average rate on time deposits increased to 2.61% for the fiscal year ended June 30, 2018 from 2.33% for the fiscal year ended June 30, 2017, due to Fed rate increases. Average FHLB advances for the fiscal year ended June 30, 2018 increased $497.1 million, or 62.2% compared to fiscal 2017. The average non-interest-bearing demand deposits were $1,052.9 million for the fiscal year ended June 30, 2018, representing an increase of $278.5 million.
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
See “Asset Quality and Allowance for Loan and Lease Losses” for discussion of our allowance for loan and lease losses and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2018	2017
Total realized gain (loss) on securities	(18)	3,920
Unrealized loss on securities:
Total impairment losses	(6,271)	(10,937)
Loss (gain) recognized in other comprehensive income	6,115	8,973
Net impairment loss recognized in earnings	(156)	(1,964)
Fair value gain (loss) on trading securities	—	743
Total unrealized loss on securities	(156)	(1,221)
Prepayment penalty fee income	3,862	4,574
Gain on sale-other	5,734	4,487
Mortgage banking income	13,755	14,284
Banking and service fees	47,764	42,088
Total non-interest income	$70,941	$68,132
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

Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2018	2017
Salaries and related costs	$100,975	$81,821
Data processing and internet	17,400	13,323
Advertising and promotional	15,500	9,367
Depreciation and amortization	8,574	6,094
Occupancy and equipment	6,063	5,612
Professional services	5,280	4,980
FDIC and regulator fees	4,860	4,330
Real estate owned and repossessed vehicles	260	498
Other general and administrative	15,024	11,580
Total non-interest expense	$173,936	$137,605
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
During the quarter ended December 31, 2017, the Company revalued the deferred tax balance to reflect the new corporate tax rate, which resulted in a decrease in net deferred tax assets of $9.2 million. As a result, income tax expense reported for the fiscal year ended June 30, 2018 was adjusted to reflect the effects of the change in the tax law and the application of the newly enacted rates to existing deferred balances.
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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2019 AND JUNE 30, 2018
Our total assets increased $1,680.7 million, or 17.6%, to $11,220.2 million, as of June 30, 2019, up from $9,539.5 million at June 30, 2018. The loan and lease portfolio increased $949.8 million on a net basis, primarily from portfolio loan and lease originations and purchases of $6,945.3 million less principal repayments and other adjustments of $5,995.5 million. Investment securities increased $47.2 million primarily due to purchases, partially offset by repayments and sales. Total liabilities increased by $1,568.2 million or 18.3%, to $10,147.2 million at June 30, 2019, up from $8,579.0 million at June 30, 2018. The increase in total liabilities resulted primarily from growth in deposits of $997.8 million, consumer, broker-dealer and clearing payables of $238.6 million, and securities loaned of $198.4 million.
Stockholders’ equity increased by $112.5 million, or 11.7%, to $1,073.1 million at June 30, 2019, up from $960.5 million at June 30, 2018. The increase was the result of $155.1 million in net income for the fiscal year, $13.5 million vesting and issuance of RSUs and stock-based compensation expense, partially offset by $56.4 million in stock repurchases, $0.6 million unrealized gain in other comprehensive income, net of tax, and $0.3 million in dividends declared on preferred stock. On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100.0 million of common stock. As of June 30, 2019, the Company has repurchased a total of $91.6 million, or 3,242,843 common shares at an average price of $28.25 per share with $8.4 million remaining under the 2016 board authorized stock repurchase program. On August 2, 2019, the Board of Directors of the Company authorized an additional program to repurchase up to $100 million of AX common stock. This share repurchase authorization is in addition to the existing share repurchase plan and has similar characteristics.

ASSET QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Non-performing loans and leases and foreclosed assets or “non-performing assets” consisted of the following:

	At June 30,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-performing assets:
Non-accrual loans and leases:
Single family real estate secured:
Mortgage	$46,005	$28,446	$23,377	$28,400	$22,842
Home equity	—	16	16	33	9
Multifamily real estate secured	2,108	232	4,255	2,218	5,399
Commercial real estate secured	—	—	—	254	2,128
Total non-accrual loans secured by real estate	48,113	28,694	27,648	30,905	30,378
Auto and recreational vehicle secured	115	60	157	278	453
Commercial & Industrial	—	2,361	314	—	—
Other	216	111	274	676	—
Total non-performing loans and leases	48,444	31,226	28,393	31,859	30,831
Foreclosed real estate	7,449	9,385	1,353	207	1,225
Repossessed vehicles	36	206	60	45	15
Total non-performing assets	$55,929	$40,817	$29,806	$32,111	$32,071
Total non-performing loans and leases as a percentage of total loans and leases	0.51%	0.37%	0.38%	0.50%	0.62%
Total non-performing assets as a percentage of total assets	0.50%	0.43%	0.35%	0.42%	0.55%
Our non-performing assets increased to $55.9 million at June 30, 2019 from $40.8 million at June 30, 2018. The increase in non-performing assets during the fiscal year ended June 30, 2019 was substantially comprised of an increase in non-performing loans and leases of $17.2 million. Non-performing assets as a percentage of total assets increased to 0.50% at June 30, 2019 from 0.43% at June 30, 2018. The increase in non-performing assets during the fiscal year ended June 30, 2018 compared to June 30, 2017 was comprised of a increase in foreclosed real estate of $8.0 million and an increase in non-performing loans and leases of $2.8 million.
The increase in non-performing loans and leases is primarily the result of increased single family residential real estate secured loans during the year ended June 30, 2019, partially offset by a decrease in non-performing commercial and industrial loans. The increase in non-performing loans and leases as a percentage of total loans and leases is the result of a small number of well secured real estate backed loans. Approximately 94.97% of the Bank’s non-performing loans and leases are single family first mortgages that carry in aggregate a loan to original appraisal value of the underlying properties of 44.94%.
At June 30, 2019, our $46.0 million in single family non-performing loans represents 60 loans in 17 states ranging in amount from $9,000 to $5.0 million. At June 30, 2018, our $28.4 million in single family non-performing loans represents 47 loans in 17 states ranging in amount from $9,000 to $5.0 million. The Bank has already taken impairment charge-offs of $2.2 million on the non-performing single family loans at June 30, 2019. Our $2.1 million in multifamily non-performing loans represents three loans in two states at June 30, 2019, with impairment charge-offs taken in the amount of $0.0 million. At June 30, 2018 the $0.2 million of non-performing multifamily loans represented one loan in one state, with impairment charge-offs taken in the amount of $0.1 million. At June 30, 2018 and 2019, we had no non-performing commercial real estate loans.
The $115,000 in non-performing automobile and recreational vehicle (“RV”) loans represents 11 loans ranging in amount from $1,000 to $26,000 at June 30, 2019. The $60,000 in non-performing automobile and RV loans represented 7 loans ranging in amount from $1,000 to $21,000 at June 30, 2018. Foreclosed real estate of $7.4 million at June 30, 2019 represents three single family properties. Foreclosed real estate of $9.4 million at June 30, 2018 represented three single family properties. All foreclosed real estate is measured at the lower of carrying value or fair value less costs to sell. Repossessed vehicles of $36,000 includes eighteen vehicles with fair values ranging in amount from $1 to $26,000 at June 30, 2019, compared to $206,000 at June 30, 2018, which includes twenty-two vehicles with fair values ranging in amount from $1 to $28,000. Impaired loans are generally adjusted through charge-offs against the allowance for loan and lease losses.
The $216,000 in non-performing other loans represents thirteen loans ranging in amount from $10,000 to $28,000 at June 30, 2019, compared to $111,000 at June 30, 2018 which includes seven loans ranging in amount from $9,000 to $23,000.

We have experienced growth in our non-performing single family mortgage loans over the last five years; however, we believe that the write-downs taken as of June 30, 2019 on these non-performing loans and the low average LTVs on the balance of our single family mortgage real estate loans in our portfolio make our future risk of loss better than other banks with significant exposure to real estate loans. If average nationwide residential housing values decline or if nationwide unemployment increases, we are likely to experience growth in the level of our non-performing loans and leases, foreclosed real estate and repossessed vehicles in future periods.
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
The allowance for loan and lease losses includes general reserves and may include specific reserves. Specific reserves may be provided for impaired loans considered TDRs. All other impaired loans and leases are written down through charge-offs to their realizable value. A loan or lease is measured for impairment generally two different ways. If the loan or lease is primarily dependent upon the borrower to make payments, then impairment is calculated by comparing the present value of the expected future payments discounted at the effective interest rate to the carrying value of the loan or lease. If the loan or lease is collateral dependent, the net proceeds from the sale of the collateral is compared to the carrying value of the loan or lease. If the calculated amount is less than the carrying value of the loan or lease, the loan or lease has impairment.
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
The allowance for loan and lease losses for the auto and RV loan portfolio at June 30, 2019 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $290,779 (dollars in thousands) of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $129,836; 715 – 769: $106,966; 700 – 714: $29,491; 660 – 699: $22,169 and less than 660: $2,317.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (“LTV”) at date of origination. The allowance for each class is determined by stratifying the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2019, the LTV groupings for each significant mortgage class were as follows (dollars in thousands):
The Company had $4,232,817 of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,453,398; 61% – 70%: $1,339,076; 71% – 80%: $439,268; and greater than 80%: $1,075.
The Company had $1,946,405 of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $999,879; 56% – 65%: $613,655; 66% – 75%: $322,364; 76% – 80%: $9,307 and greater than 80%: $1,200. During the quarter ended March 31, 2011, the Company divided the LTV analysis into two classes, separating the purchased loans from the loans underwritten directly by the Company.

Based on historical performance, the Company concluded that multifamily loans originated by the Bank require lower estimated loss rates than multifamily loans purchased. In fiscal years 2002 through 2004 the Company originated $137 million of primarily 30-year multifamily mortgage loans using the same basic underwriting criteria and accounting for 20%, 25% and 19% of the total average balance of the loan portfolio for fiscal year 2004, 2003 and 2002, respectively. The Company intentionally slowed its multifamily and single family origination volume in 2005 through 2009 based upon the overall loosening of credit standards by competitors and the economic downturn. Since 2009, the economy has stabilized and competitive underwriting standards have strengthened allowing the Company to resume its originations. Since 2014, our weighted average of multifamily loans is equal to 21.6% of the total loan portfolio. For these reasons, the Company believes that its historical underwriting experience originating multifamily loans allows the Company to use its historical loss rate as a reasonable indicator of risk. The historic loss or quantitative component of the Company’s general loan loss allowance is supplemented with a qualitative factor including a volume-based adjustment. At June 30, 2019 and June 30, 2018, all of the qualitative components of the general loan loss allowance for multifamily loans accounted for 100% and 100% of the total multifamily allowance, respectively.
The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Credit Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2019, the Company had $1.3 billion of interest only loans and $1.6 million of option ARM mortgage loans. Through June 30, 2019, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
The Company had $326,154 of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $168,706; 51% – 60%: $75,861; 61% – 70%: $59,442; 71% – 80%: $22,145 and greater than 80%: $0.
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
We believe the weighted average LTV percentage at June 30, 2019 of 55.50% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and is expected to continue to result in the future, in lower average mortgage loan charge-offs when compared to the real estate loan portfolios of other comparable banks.
Seasonal fluctuations in the Other loan classification and its associated allowance for loan and lease losses primarily relate to tax season H&R Block-related loan products. These products are generally short term in nature, in that they are intended to be repaid within a few weeks or months of origination; if they are not repaid timely, they are generally charged off in their entirety at 120 days delinquent, consistent with regulatory guidance for unsecured consumer loan products. The Company provides general loan loss reserves for its H&R Block-related loans based upon prior years’ loss experience with consideration for current year loan performance. The increase in provision for loan and lease losses in the Other loan classification from $17.1 million to $17.8 million for the fiscal year ended June 30, 2018 and 2019, the increase in charge-offs from $14.6 million to $16.6 million for the fiscal year ended June 30, 2018 and 2019 and the increase in allowance transfers to held-for-sale from $2.3 million to $2.4 million for the fiscal year ended June 30, 2018 and 2019 were primarily due to the increase in Refund Advance loan fundings from $1.1 billion to $1.2 billion during the quarters ended March 31, 2018 and March 31, 2019, respectively, as well as the Company’s continued funding of Emerald Advance loans. During fiscal 2019 the Company was the sole provider of the Refund Advance product. The increase in provision for loan and lease losses in the Other loan classification from $5.3 million to $17.1 million for the fiscal year ended June 30, 2017 and 2018, respectively, and the increase in charge-offs from $3.5 to $14.6 million for the fiscal year ended June 30, 2017 and 2018 were primarily due to the increase in Refund Advance loan fundings from $0.3 billion to $1.1 billion during the quarters ended March 31, 2017 and March 31, 2018, respectively, as well as the Company’s continued funding of Emerald Advance loans. The increase in provision for loan and lease losses in the Other loan classification from $2.8 million to $5.3 million for the fiscal year ended June 30, 2016 and 2017, respectively, and the increase in charge-offs from $0 to $3.5 million for the fiscal year ended June 30, 2016 and 2017 were primarily due to the Company’s participation in the Refund Advance loan program during which $0.3 billion of loans were purchased during the quarter ended March 31, 2017, as well as its continued funding of Emerald Advance loans. There is no long-term impact on the loan and lease portfolio credit quality, because substantially all of the tax season H&R Block-related loan products are either collected, charged-off or sold by the end of the Company’s fiscal year. While they do incur higher proportional default and charge-off rates than the remainder of the Company’s loan and lease portfolio, these asset quality attributes are within expectations of the design of the products.

The following table sets forth the changes in our allowance for loan and lease losses, by portfolio class for the dates indicated:

	Single Family Real Estate Secured:
(Dollars in thousands)	Mortgage	Home Equity	Warehouse and Other	Multi-family Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Factoring	Commercial & Industrial	Other	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2014	$7,959	$134	$1,259	$3,785	$1,035	$812	$279	$3,048	$62	$18,373	0.51%
Provision for loan losses	6,305	(1)	620	922	224	288	13	2,834	(5)	11,200
Charge-offs	(747)	(43)	—	(344)	(156)	(271)	—	—	—	(1,561)
Recoveries	147	32	—	—	—	124	—	—	12	315
Balance at June 30, 2015	13,664	122	1,879	4,363	1,103	953	292	5,882	69	28,327	0.57%
Provision for loan and lease losses	5,040	(134)	806	(311)	(1,056)	854	(47)	1,748	2,800	9,700
Charge-offs	(205)	(3)	—	(114)	(147)	(339)	—	—	—	(808)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,727)	(2,727)
Recoveries	167	38	—	—	982	147	—	—	—	1,334
Balance at June 30, 2016	18,666	23	2,685	3,938	882	1,615	245	7,630	142	35,826	0.56%
Provision for loan and lease losses	2,308	(6)	(387)	323	110	990	156	2,251	5,316	11,061
Charge-offs	(1,115)	(23)	—	—	(23)	(433)	—	—	(3,502)	(5,096)
Transfers to held for sale	—	—	—	—	—	—	—	—	(1,828)	(1,828)
Recoveries	113	25	—	377	39	207	—	—	108	869
Balance at June 30, 2017	19,972	19	2,298	4,638	1,008	2,379	401	9,881	236	40,832	0.55%
Provision for loan and lease losses	632	(18)	69	372	(159)	1,390	44	6,357	17,113	25,800
Charge-offs	(271)	(1)	(287)	—	—	(803)	—	—	(14,617)	(15,979)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,307)	(2,307)
Recoveries	35	14	—	—	—	212	—	—	544	805
Balance at June 30, 2018	20,368	14	2,080	5,010	849	3,178	445	16,238	969	49,151	0.58%
Provision for loan and lease losses	1,317	(12)	4,247	(1,022)	195	2,605	(112)	2,286	17,846	27,350
Charge-offs	(799)	—	—	—	—	(1,156)	—	(1,149)	(16,559)	(19,663)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,356)	(2,356)
Recoveries	396	11	—	109	—	191	—	—	1,896	2,603
Balance at June 30, 2019	$21,282	$13	$6,327	$4,097	$1,044	$4,818	$333	$17,375	$1,796	$57,085	0.60%
At June 30, 2019, the entire allowance for loan and lease losses for each portfolio class was calculated as a contingent impairment (ASC 450, Contingencies for Gain and Loss). When specific loan and lease impairment analysis is performed under ASC 310-10, the impairment is either recorded as a charge-off to the loan and lease loss allowance or, if such loan is a TDR, the impairment is recorded as a specific loan and lease loss allowance.

The following table sets forth our allowance for loan and lease losses by portfolio class:

	At June 30,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
Single family real estate secured:
Mortgage	$21,282	45.3%	$20,368	49.3%	$19,972	52.4%	$18,666	57.5%	$13,664	59.6%
Home equity	13	—%	14	—%	19	—%	23	—%	122	0.1%
Warehouse & Other	6,327	8.7%	2,080	4.8%	2,298	6.1%	2,685	8.4%	1,879	7.7%
Multifamily real estate secured	4,097	20.6%	5,010	21.1%	4,638	21.7%	3,938	21.5%	4,363	23.7%
Commercial real estate secured	1,044	3.4%	849	2.6%	1,008	2.2%	882	1.9%	1,103	1.2%
Auto & RV secured	4,818	3.1%	3,178	2.5%	2,379	2.1%	1,615	1.2%	953	0.3%
Factoring	333	1.0%	445	2.1%	401	2.1%	245	1.5%	292	2.4%
Commercial & Industrial	17,375	17.5%	16,238	17.4%	9,881	13.3%	7,630	8.0%	5,882	5.0%
Other	1,796	0.4%	969	0.2%	236	0.1%	142	—%	69	—%
Total	$57,085	100.0%	$49,151	100.0%	$40,832	100.0%	$35,826	100.0%	$28,327	100.0%
The Company’s allowance for loan and lease losses increased $7.9 million or 16.1% from June 30, 2018 to June 30, 2019. As a percentage of the outstanding loan balance the Company’s loan and lease loss allowance was 0.60% at June 30, 2019 and 0.58% at June 30, 2018. Provisions for loan loss were $27.4 million for fiscal 2019 and $25.8 million for fiscal 2018. The Company’s loan and lease loss provisions for fiscal 2019 compared to 2018 increased by $1.6 million as a result of loan and lease portfolio growth and a change in the loan and lease mix, including an increase in Refund Advance originations.
Charge-offs, net of recoveries, for fiscal 2019 increased $0.2 million, decreased $0.1 million and remained unchanged for single family mortgage, multifamily and commercial real estate secured loans, respectively. Charge-offs, net of recoveries, for the auto & RV portfolio increased $0.4 million for fiscal 2019. Charge-offs, net of recoveries, for the Other portfolio increased $0.6 million for fiscal 2019. For fiscal 2018 charge-offs, net of recoveries, decreased $0.8 million, increased $0.4 million and increased $16,000 for single family mortgage, multifamily and commercial real estate secured loans, respectively. Charge-offs, net of recoveries, for the Other portfolio increased $10.7 million for fiscal 2018.
Between June 30, 2018 and 2019, the Bank’s total allowance for loan and lease losses as a proportion of the loan and lease portfolio increased 2 basis points primarily due to a change in the loan and lease mix.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity. For Axos Bank, our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are also used to provide liquidity for lending and other operational requirements. As an additional source of funds, we have two credit agreements. Axos Bank can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2019, we had a total borrowing availability of approximately $2.0 billion available immediately, which represents a fully collateralized position, for advances from the FHLB for terms up to ten years. The Bank can also borrow from the discount window at the FRB. FRB borrowings are collateralized by commercial loans, consumer loans and mortgage-backed securities pledged to the FRB. Based on loans and securities pledged at June 30, 2019, we had a total borrowing capacity of approximately $1.6 billion, all of which was available for use. At June 30, 2019, we also had $35.0 million in unsecured federal funds lines of credit with two major banks under which there were no borrowings outstanding.

In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.
Axos Clearing has a total of $155.0 million uncommitted secured lines of credit available for borrowing as needed. As of June 30, 2019, there was $106.8 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand. The weighted average interest rate on the borrowings at June 30, 2019 was 3.84%.
Axos Clearing has a $35.0 million committed unsecured line of credit available for limited purpose borrowing. As of June 30, 2019, there was none outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand. The unsecured line of credit requires Axos Clearing operate in accordance with specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2019.
In December 2004, we completed a transaction in which we formed a trust and issued $5.0 million of trust-preferred securities. The net proceeds from the offering were used to purchase approximately $5.2 million of junior subordinated debentures of our company with a stated maturity date of February 23, 2035. The debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 4.92% as of June 30, 2019, with interest paid quarterly starting in February 2005. We entered into this transaction to provide additional regulatory capital to our Bank to support its growth.
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
In January 2019, we issued subordinated notes totaling $7.5 million, to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement. Interest accrues at a rate of 6.25% per annum. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid.
Off-Balance Sheet Commitments. At June 30, 2019, we had commitments to originate loans with an aggregate outstanding principal balance of $752.8 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $94.2 million, and no commitments to purchase loans, investment securities or any other unused lines of credit. See Item 3. Legal Proceedings for further information on pending litigation in which we are involved.
Contractual Obligations. The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of June 30, 2019 totaled $1.3 billion. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt, time deposits, and operating leases by payment date:

	At June 30, 2019
	Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1,2]	$559,832	$302,104	$127,629	$35,486	$94,613
Time deposits[2]	2,497,083	1,347,281	490,890	179,278	479,634
Operating lease obligations[3]	91,834	8,634	17,411	18,288	47,501
Total	$3,148,749	$1,658,019	$635,930	$233,052	$621,748
1 Long-term debt includes advances from the FHLB and Subordinated notes and debentures.
2 Amounts include principal and interest due to recipient.
3 Payments are for the lease of real property.
Capital Requirements. Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for June 30, 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2019, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2019 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s and Company’s capital amounts, capital ratios and requirements were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Regulatory Capital:
Tier 1	$938,143	$893,338	$932,366	$837,985
Common equity tier 1	$933,080	$888,275	$932,366	$837,985
Total capital (to risk-weighted assets)	$1,053,855	$993,650	$989,678	$887,297

Assets:
Average adjusted	$10,717,011	$9,450,894	$10,124,487	$9,509,891
Total risk-weighted	$8,161,588	$6,694,963	$7,679,738	$6,686,634

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.75%	9.45%	9.21%	8.88%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.43%	13.27%	12.14%	12.53%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.49%	13.34%	12.14%	12.53%	8.00%	6.00%
Total capital (to risk-weighted assets)	12.91%	14.84%	12.89%	13.27%	10.00%	8.00%
Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2019, the Company and Bank are in compliance with the capital conservation buffer requirement, which increases the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.
Securities Business
Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Axos Clearing, is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, the Company has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. On June 30, 2019 Under the alternate method, the Company may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.
At June 30, 2019, the net capital position of Axos Clearing was as follows:

(Dollars in thousands)	Axos Clearing
Net capital	$21,669
Less: required net capital	3,811
Excess capital	$17,858

Net capital as a percentage of aggregate debit items	11.37%
Net capital in excess of 5% aggregate debit items	$12,142
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At June 30, 2019, the Company had a deposit requirement of $198.3 million and maintained a deposit of $204.7 million.

Certain broker-dealers have chosen to maintain brokerage customer accounts at the Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At June 30, 2019, the Company had a deposit requirement of $3.4 million and maintained a deposit of $1.7 million. On July 1, 2019, Axos Clearing made a deposit to satisfy the deposit requirement.
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
Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate loans at June 30, 2019 had lifetime rate caps that were 610 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
The principal objective of our asset/liability management is to manage the sensitivity of Market Value of Equity (“MVE”) to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by our board of directors. Our board of directors has delegated the responsibility to oversee the administration of these policies to the Bank’s asset/liability committee (“ALCO”). The interest rate risk strategy currently deployed by ALCO is to primarily use “natural” balance sheet hedging. ALCO makes adjustments to the overall MVE sensitivity by recommending investment and borrowing strategies. The management team then executes the recommended strategy by increasing or decreasing the duration of the investments and borrowings, resulting in the appropriate level of market risk the board wants to maintain. Other examples of ALCO policies designed to reduce our interest rate risk include limiting the premiums paid to purchase mortgage loans or mortgage-backed securities. This policy addresses mortgage prepayment risk by capping the yield loss from an unexpected high level of mortgage loan prepayments. At least once a quarter, ALCO members report to our board of directors the status of our interest rate risk profile.
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
Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at June 30, 2019 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2019
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$642,908	$—	$—	$—	$642,908
Mortgage-backed and other investment securities[1]	197,094	541	9,055	19,138	225,828
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans, net of allowance for loan and lease losses[2]	4,473,342	1,228,965	3,673,261	6,546	9,382,114
Loans held for sale	38,060	—	—	—	38,060
Total interest-earning assets	5,368,654	1,229,506	3,682,316	25,684	10,306,160
Non-interest-earning assets	—	—	—	—	260,653
Total assets	$5,368,654	$1,229,506	$3,682,316	$25,684	$10,566,813
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,158,509	$5,323,226	$662,351	$422,723	$7,566,809
Advances from the FHLB	261,000	25,000	142,500	30,000	458,500
Other borrowings	28,830	—	—	57,093	85,923
Total interest-bearing liabilities	1,448,339	5,348,226	804,851	509,816	8,111,232
Other non-interest-bearing liabilities	—	—	—	—	1,445,904
Stockholders’ equity	—	—	—	—	1,009,677
Total liabilities and equity	$1,448,339	$5,348,226	$804,851	$509,816	$10,566,813
Net interest rate sensitivity gap	$3,920,315	$(4,118,720)	$2,877,465	$(484,132)	$2,194,928
Cumulative gap	$3,920,315	$(198,405)	$2,679,060	$2,194,928	$2,194,928
Net interest rate sensitivity gap—as a % of interest-earning assets	38.04%	(39.96)%	27.92%	(4.70)%	21.30%
Cumulative gap—as a % of cumulative interest-earning assets	38.04%	(1.93)%	25.99%	21.30%	21.30%
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
Our net interest margin for the fiscal year ended June 30, 2019 remained flat at 4.14% compared to the fiscal year ended June 30, 2018. During the fiscal year ended June 30, 2019, interest income earned on loans and on mortgage backed securities was influenced by the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by the Fed Funds rate.
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2019
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$403,391	2.8%	$395,181	0.4%
Base	$392,343	—%	$393,690	—%
Down 200 basis points	$379,278	(3.3)%	$388,170	(1.4)%
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
The following table indicates the sensitivity of MVE to the interest rate movement as described above:

	As of June 30, 2019
(Dollars in thousands)	Market Value of Equity	Percentage Change from Base	MVE as a Percentage of Assets
Up 300 basis points	$1,242,360	30.8%	11.8%
Up 200 basis points	$1,197,416	26.1%	11.2%
Up 100 basis points	$1,094,106	15.2%	10.2%
Base	$949,817	—%	8.7%
Down 100 basis points	$809,450	(14.8)%	7.4%
The computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of interest rates, asset prepayments, runoffs in deposits and changes in repricing levels of deposits to general market rates, and should not be relied upon as indicative of actual results. Furthermore, the results included in the tables above do not take into account any actions that we may undertake in response to future changes in interest rates. Those actions include, but are not limited to, making changes in loan and deposit interest rates and changes in our asset and liability mix.
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
At June 30, 2019, Axos Clearing held municipal obligations, these positions were classified as held for sale securities and had maturities greater than 10 years.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following financial statements are filed as a part of this report beginning on page F-1:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 version). The Company has excluded the acquisitions of COR Clearing, Inc. and WiseBanyan, Inc. representing approximately: (i) less than 6% total assets; (ii) 2% of net interest income; (iii) 14% of non-interest income; and (iv) less than 1% of net income for the year ended June 30, 2019, from the scope of management’s report on internal control over financial reporting. Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2019 is effective.
BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2019, as stated in their report dated August 27, 2019.
Changes in Internal Control Over Financial Reporting. During the fiscal year ended June 30, 2019, the Company completed acquisitions of Axos Securities Business, which are being integrated into the Company’s operations. As part of the integration activities, management applied controls and procedures to the Axos Securities Business and enhanced Company-wide controls to reflect the risks inherent in the Axos Securities Business. There were no other changes in the Company’s internal control over financial reporting during the the quarter ended June 30, 2019 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting
We have audited Axos Financial, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and our report dated August 27, 2019 expressed an unqualified opinion thereon.
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
As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2019 acquisitions, which are included in the consolidated balance sheet of the Company as of June 30, 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These acquisitions combined constituted approximately 5.75% of total assets as of June 30, 2019, and approximately 1.85% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the 2019 acquisitions because of the timing of these acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2019 acquisitions.
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

August 27, 2019

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2019 (the “Proxy Statement”).
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
Exhibit 2.1 to the Current Form 8-K filed on October 1, 2018.
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 5, 2015	Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2015.
3.1.7	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on September 11, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on September 11, 2018.
3.2	By-laws	Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
4.1	Certificate of Designation-Series A – 6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
4.2	Subordinated Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on February 26, 2016.
4.3	First Supplemental Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on February 26, 2016.
4.4	Global Note to represent the 6.25% Subordinated Notes due February 28, 2026 of BofI Holding, Inc.	Exhibit 4.3 to the Current Report on Form 8-K filed on February 26, 2016.

Exhibit Number	Description	Incorporated By Reference to
4.5	Amendment No.1 dated March 24, 2016 to First Supplemental Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on March 24, 2016.
4.6	Form of Common Stock Certificate of the Company	Exhibit 4.1 to the Current Report on Form 8-K filed on September 12, 2018.
4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2*	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.5*	First Amended Employment Agreement, dated April 22, 2010, between Bank of Internet USA and Andrew J. Micheletti.	Exhibit 99.1 to the Current Report on Form 8-K filed on April 28, 2010.
10.6	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.7*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.
10.7.1*	Second Amended and Restated Employment Agreement, dated June 30, 2017, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2017.
10.8	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.9*	BofI Holding, Inc. 2014 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement on Schedule 14A, filed on September 8, 2014.
10.10*	Amendment to BofI Holding, Inc. 2014 Stock Incentive Plan	Exhibit 10.10 to the Annual Report on Form 10-K filed on August 24, 2017.
10.11*	Description of Amendment to Employment Letter between Eshel Bar-Adon and BofI Federal Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12.1*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibits 99.1 and 99.2 to the Current Report on Form 8-K filed on January 15, 2015.
10.13	Program Management Agreement, dated August 31, 2015, by and among BofI Federal Bank, H&R Block, Inc. and Emerald Financial Services, LLC	Exhibit 10.1 (Program Management Agreement) to Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***
10.13.1	Emerald Advance Receivables Participation Agreement, dated August 31, 2015, by and among BofI Federal Bank, H&R Block, Inc., Emerald Financial Services, LLC and HRB Participant I, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***
10.13.2	Guaranty Agreement, dated August 31, 2015, by and among BofI Federal Bank and H&R Block, Inc.	Exhibit 10.3 to the Current Report on Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***

Exhibit Number	Description	Incorporated By Reference to
10.14*	Description of Amendment to Employment Letter between Thomas Constantine and BofI Federal Bank	Exhibit 10.16 to the Annual Report on Form 10-K filed on August 26, 2015.
10.15	Office Space Lease Between Pacifica Tower LLC and BofI Holding, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2018.
10.16	Sixth Amendment to Office Space Lease Between 4350 La Jolla Village LLC and BofI Holding, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2018.
10.17	Purchase Agreement between Nationwide Bank and BofI Federal Bank, dated August 3, 2018	Exhibit 99.1 to the Current Report on Form 8-K filed on August 3, 2018
10.18	Guaranty of Payment and Performance of Agreement and Plan of Merger, executed by the Company in favor of Cor Securities Holdings, Inc. on September 28, 2018	Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2018
21.1	Subsidiaries of the Company consist of Axos Bank (federal charter), BofI Trust I (Delaware charter), Axos Clearing LLC (Delaware), and Axos Invest, Inc. (Delaware)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.	Signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS**	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
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

ITEM 16. FORM 10-K SUMMARY
Not applicable.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXOS FINANCIAL, INC.

Date:	August 27, 2019	By:	/s/ Gregory Garrabrants
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of August 27, 2019 in the capacities indicated:

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
Uzair Dada

AXOS FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axos Financial, Inc. (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 27, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for loan and lease losses
As described in Notes 1 and 5 to the Company’s consolidated financial statements, the Company has a gross loan and lease portfolio of $9.4 billion and related allowance for loan and lease losses of $57.1 million as of June 30, 2019. The Company’s allowance for loan and lease losses is a material and complex estimate requiring significant management’s judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan and lease portfolio. The allowance for loan and lease losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.
In calculating the allowance for loan and lease losses, the Company considers relevant credit quality indicators for each loan and lease segment, stratifies loans and leases by risk rating, and estimates losses for each loan and lease type based upon their nature and risk profile. This process requires significant management judgment in the review of the loan and lease portfolio and assignment of risk ratings based upon the characteristics of loans and leases. In addition, estimation of losses inherent within the portfolio requires significant management judgment, particularly where the Company has not incurred sufficient historical losses and has utilized observable peer data in forming its estimate. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls relating to management’s review of loans and leases, assignment of risk ratings, consistency of application of accounting policies and appropriateness of utilization of observable peer data when there are limited incurred historical losses.

•
Evaluating the reasonableness of assumptions and sources of data used by management in forming the qualitative loss factors by performing retrospective review of historic loan and lease loss experience and analyzing historical data used in developing the assumptions, including assessment of whether there were additional qualitative considerations relevant to the portfolio.

•
Evaluating the appropriateness of inputs and factors that the Company used in forming the qualitative loss factors and assessing whether such inputs and factors were relevant, reliable, and reasonable for the purpose used.

•	Testing the appropriateness of the Company’s loan rating policy and the consistency of its application.

•
Testing the mathematical accuracy and computation of the allowance for loan and lease losses by re-performing or independently calculating significant elements of the allowance based on relevant source documents.

Accounting for Acquisitions
As described in Notes 2 and 9 to the Company’s consolidated financial statements, the Company had two significant acquisitions during the year ended June 30, 2019: (i) the acquisition of approximately $2.4 billion in deposits and a bank branch from Nationwide Bank, and (ii) the acquisition of Cor Securities Holdings, Inc. for a purchase price of approximately $88.4 million. As a result of these acquisitions, management was required to evaluate whether the assets and liabilities acquired constituted a business and determine estimated fair values of the assets and liabilities at the acquisition date.
The Company’s determination of fair values of certain identifiable tangible and intangible assets and the determination of whether the acquired assets and liabilities constitute a business is complex and included the following areas of management’s judgments: (i) application of accounting guidance related to business combinations, (ii) significant unobservable inputs and assumptions utilized by management in determining the fair values of certain identifiable tangible and intangible assets, and (iii) changes in certain assumptions could have a significant impact on the fair values of the identifiable tangible and intangible assets acquired. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:

•
Assessing management’s application of accounting guidance related to business combinations and management’s determination of whether a transaction was an acquisition of a business as defined within the ASC 805 framework.

•
Assessing the reasonableness of significant underlying assumptions through (i) evaluating historical performance of the target entity, (ii) assessing performance against market trends, industry metrics, and guideline companies, and (iii) performing sensitivity analysis and evaluating potential effect of changes in certain assumptions.

•
Utilizing BDO valuation specialist to assist in assessing complex assumptions incorporated into the various valuation models, including performing sensitivity analysis around the discounted cash flow or net asset value assumptions and terminal value assumptions.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

San Diego, California

August 27, 2019

AXOS FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par and stated value)	2019	2018
ASSETS
Cash and due from banks	$511,125	$622,750
Cash segregated for regulatory purposes	346,143	—
Federal funds sold	100	100
Total cash, cash equivalents, cash segregated, and federal funds sold	857,368	622,850
Securities - available for sale	227,513	180,305
Stock of regulatory agencies	20,276	17,250
Loans held for sale, carried at fair value	33,260	35,077
Loans held for sale, carried at lower of cost or fair value	4,800	2,686
Loans and leases—net of allowance of $57,085 as of June 2019 and $49,151 as of June 2018	9,382,124	8,432,289
Mortgage servicing rights, carried at fair value	9,784	10,752
Other real estate owned and repossessed vehicles	7,485	9,591
Securities borrowed	144,706	—
Customer, broker-dealer and clearing receivables	203,192	—
Goodwill and other intangible assets—net	134,893	67,788
Other assets	194,837	160,916
TOTAL ASSETS	$11,220,238	$9,539,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,441,930	$1,015,355
Interest bearing	7,541,243	6,969,995
Total deposits	8,983,173	7,985,350
Advances from the Federal Home Loan Bank	458,500	457,000
Borrowings, subordinated notes and debentures	168,929	54,552
Securities loaned	198,356	—
Customer, broker-dealer and clearing payables	238,604	—
Accounts payable and accrued liabilities and other liabilities	99,626	82,089
Total liabilities	10,147,188	8,578,991
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of June 2019 and June 2018	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized, 66,563,922 shares issued and 61,128,817 shares outstanding as of June 2019, 65,796,060 shares issued and 62,688,064 shares outstanding as of June 2018	666	658
Additional paid-in capital	389,945	366,515
Accumulated other comprehensive income (loss)—net of tax	16	(613)
Retained earnings	826,170	671,348
Treasury stock, at cost; 5,435,105 shares as of June 2019 and 3,107,996 shares as of June 2018	(148,810)	(82,458)
Total stockholders’ equity	1,073,050	960,513
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,220,238	$9,539,504

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands, except earnings per share)	2019	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$525,317	$446,991	$358,849
Securities borrowed and customer receivables	8,746	—	—
Investments	30,824	28,083	28,437
Total interest and dividend income	564,887	475,074	387,286
INTEREST EXPENSE:
Deposits	117,080	79,851	56,494
Advances from the Federal Home Loan Bank	32,834	22,848	12,403
Securities loaned	748	—	—
Other borrowings	5,620	3,881	5,162
Total interest expense	156,282	106,580	74,059
Net interest income	408,605	368,494	313,227
Provision for loan and lease losses	27,350	25,800	11,061
Net interest income, after provision for loan and lease losses	381,255	342,694	302,166
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	709	(18)	3,920
Other-than-temporary loss on securities:
Total impairment losses	(1,666)	(6,271)	(10,937)
Loss (gain) recognized in other comprehensive income	845	6,115	8,973
Net impairment loss recognized in earnings	(821)	(156)	(1,964)
Fair value gain (loss) on trading securities	—	—	743
Total unrealized loss on securities	(821)	(156)	(1,221)
Prepayment penalty fee income	5,851	3,862	4,574
Gain on sale - other	6,160	5,734	4,487
Mortgage banking income	5,267	13,755	14,284
Broker-dealer fee income	11,737	—	—
Banking and service fees	53,854	47,764	42,088
Total non-interest income	82,757	70,941	68,132
NON-INTEREST EXPENSE:
Salaries and related costs	127,433	100,975	81,821
Data processing and internet	24,150	17,400	13,323
Advertising and promotional	14,710	15,500	9,367
Depreciation and amortization	16,471	8,574	6,094
Occupancy and equipment	8,571	6,063	5,612
Broker-dealer clearing charges	2,822	—	—
Professional services	11,916	5,280	4,980
FDIC and regulatory fees	9,005	4,860	4,330
Real estate owned and repossessed vehicles	913	260	498
General and administrative expense	35,215	15,024	11,580
Total non-interest expense	251,206	173,936	137,605
INCOME BEFORE INCOME TAXES	212,806	239,699	232,693
INCOME TAXES	57,675	87,288	97,953
NET INCOME	$155,131	$152,411	$134,740
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$154,822	$152,102	$134,431
COMPREHENSIVE INCOME	$155,760	$151,311	$142,531
Basic earnings per share	$2.50	$2.41	$2.11
Diluted earnings per share	$2.48	$2.37	$2.10

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(Dollars in thousands)	2019	2018	2017
NET INCOME	$155,131	$152,411	$134,740
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $562, $(2,449), and $3,363 for the years ended June 30, 2019, 2018 and 2017, respectively.	1,741	(5,493)	5,218
Other-than-temporary impairment on securities recognized in other comprehensive income, net of tax expense (benefit) of $(251), $1,918 and $3,195 for the years ended June 30, 2019, 2018 and 2017, respectively.	(594)	4,197	4,957
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $191, $(104) and $1,536 for the years ended June 30, 2019, 2018 and 2017, respectively.	(518)	196	(2,384)
Other comprehensive income (loss)	629	(1,100)	7,791
Comprehensive income	$155,760	$151,311	$142,531
See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
Balance as of June 30, 2016	515	$5,063	64,513,494	(1,294,102)	63,219,392	$645	$331,156	$384,815	$(7,304)	$(30,785)	$683,590
Net income	—	—	—	—	—	—	—	134,740	—	—	134,740
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	7,791	—	7,791
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Stock-based compensation expense and restricted stock unit vesting	—	—	602,438	(285,586)	316,852	6	14,961	—	—	(6,532)	8,435
Balance as of June 30, 2017	515	$5,063	65,115,932	(1,579,688)	63,536,244	$651	$346,117	$519,246	$487	$(37,317)	$834,247
Net income	—	—	—	—	—	—	—	152,411	—	—	152,411
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,100)	—	(1,100)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Purchase of treasury stock	—	—	—	(1,233,491)	(1,233,491)	—	—	—	—	(35,183)	(35,183)
Stock-based compensation expense and restricted stock unit vesting	—	—	680,128	(294,817)	385,311	7	20,398	—	—	(9,958)	10,447
Balance as of June 30, 2018	515	$5,063	65,796,060	(3,107,996)	62,688,064	$658	$366,515	$671,348	$(613)	$(82,458)	$960,513
Net income	—	—	—	—	—	—	—	155,131	—	—	155,131
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	629	—	629
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Purchase of treasury stock	—	—	—	(2,009,352)	(2,009,352)	—	—	—	—	(56,437)	(56,437)
Stock-based compensation expense and restricted stock unit vesting	—	—	767,862	(317,757)	450,105	8	23,430	—	—	(9,915)	13,523
Balance as of June 30, 2019	515	$5,063	66,563,922	(5,435,105)	61,128,817	$666	$389,945	$826,170	$16	$(148,810)	$1,073,050

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,131	$152,411	$134,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(264)	(624)	(2,766)
Net accretion of discounts on loans and leases	(30,176)	(29,381)	(4,859)
Amortization of borrowing costs	208	208	208
Stock-based compensation expense	23,439	20,399	14,535
Valuation of financial instruments carried at fair value	—	—	(743)
Net (gain)/loss on sale of investment securities	(709)	18	(3,920)
Impairment charge on securities	821	156	1,964
Provision for loan and lease losses	27,350	25,800	11,061
Broker-dealer reserve for bad debt	15,298	—	—
Deferred income taxes	(8,686)	17,034	(2,220)
Origination of loans held for sale	(1,471,906)	(1,564,165)	(1,375,443)
Unrealized (gain) loss on loans held for sale	(252)	(253)	222
Gain on sales of loans held for sale	(11,427)	(19,489)	(18,771)
Proceeds from sale of loans held for sale	1,481,911	1,576,353	1,433,068
Change in fair value of mortgage servicing rights	3,362	83	(31)
(Gain) loss on sale of other real estate and foreclosed assets	(283)	(258)	(42)
Depreciation and amortization	16,471	8,574	6,094
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(12,300)	(6,082)	4,511
Securities borrowed	13,192	—	—
Customer, broker-dealer and clearing receivables	13,684	—	—
Other assets	(15,264)	(40,988)	807
Securities loaned	(4,685)	—	—
Customer, broker-dealer and clearing payables	(1,506)	—	—
Accrued interest payable	1,129	469	(383)
Accounts payable and accrued liabilities	9,883	27,650	466
Net cash provided by operating activities	204,421	167,915	198,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(146,886)	(100,503)	(249,909)
Proceeds from sales of securities	15,863	52,714	161,048
Proceeds from repayment of securities	93,779	139,338	307,456
Purchase of stock of regulatory agencies	(204,206)	(33,966)	(66,294)
Proceeds from redemption of stock of regulatory agencies	203,611	79,923	60,210
Origination of loans and leases held for investment	(6,756,832)	(5,895,902)	(4,068,990)
Proceeds from sale of loans held for investment	119,881	20,719	31,918
Origination of mortgage warehouse loans, net	(126,491)	(26,899)	(113,711)
Purchases of loans and leases, net of discounts and premiums	(11,525)	—	(269,886)
Principal repayments on loans and leases	5,846,349	4,818,558	3,427,818
Proceeds from sales of other real estate owned and repossessed assets	2,202	1,832	367
Cash paid for deposit acquisition	(14,747)	—	—
Cash paid for acquisition	—	(70,002)	—
Acquisition of business activity, net of cash paid	67,343	—	—
Purchases of furniture, equipment and software	(20,082)	(11,817)	(8,758)
Net cash used in investing activities	(931,741)	(1,026,005)	(788,731)

AXOS FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2019	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$997,823	$1,085,843	$855,456
Repayment of the Federal Home Loan Bank term advances	(147,500)	(30,000)	(95,000)
Net proceeds (repayment) of Federal Home Loan Bank other advances	149,000	(153,000)	8,000
Net proceeds (repayment) of other borrowings	21,700	(20,000)	(15,000)
Tax payments related to settlement of restricted stock units	(9,916)	(9,952)	(6,532)
Repurchase of treasury stock	(56,437)	(35,183)	—
Tax benefit from vesting of restricted stock grants	—	—	432
Cash dividends paid on preferred stock	(232)	(309)	(309)
Net proceeds from issuance of subordinated notes	7,400	—	—
Net cash provided by financing activities	961,838	837,399	747,047
NET CHANGE IN CASH AND CASH EQUIVALENTS	234,518	(20,691)	156,814
CASH AND CASH EQUIVALENTS—Beginning of year	$622,850	$643,541	$486,727
CASH AND CASH EQUIVALENTS—End of year	$857,368	$622,850	$643,541
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$152,756	$106,112	$74,442
Income taxes paid	$64,117	$79,628	$102,482
Transfers to other real estate and repossessed vehicles	$850	$10,113	$1,982
Transfers from loans and leases held for investment to loans held for sale	$106,911	$31,207	$2,935
Transfers from loans held for sale to loans and leases held for investment	$1,714	$3,969	$2,790
Loans held for investment sold, cash not received	$—	$17,742	$—
Securities transferred from held-to-maturity to available for sale portfolio	$—	$—	$194,153
Preferred stock dividends declared but not paid	$77	$—	$—

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2019, 2018 AND 2017
(Dollars in thousands, except per share and stated value amounts)
1. ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of Axos Financial, Inc. and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (the “Axos Nevada Holding” and collectively, the “Company”). Axos Nevada Holding wholly owns its subsidiary Axos Securities, LLC, which wholly owns subsidiaries Axos Clearing LLC (“Axos Clearing”), a clearing broker dealer, WiseBanyan, Inc., a registered investment advisor, and WiseBanyan Securities, LLC, an introducing broker dealer. All significant intercompany balances have been eliminated in consolidation.
Axos Financial, Inc. was incorporated in the State of Delaware on July 6, 1999 for the purpose of organizing and launching an Internet-based savings bank. Axos Bank (the “Bank”), which opened for business over the Internet on July 4, 2000, is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”), its primary regulator. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposit accounts up to the maximum allowable amount.
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
Cash segregated for regulatory purposes. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included within this are cash balances required by the Federal Reserve Bank of San Francisco of the Bank. In addition this line item includes qualified deposits in special reserve bank accounts for the exclusive benefit of Axos Clearing customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (the “Exchange Rate”) and other regulations.
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
Concentration of Credit Risk. The Bank’s loan portfolio was collateralized by various forms of real estate with approximately 72.2% of the mortgage portfolio located in California at June 30, 2019. The Bank’s loan portfolio contains concentrations of credit in multifamily, single family, commercial, and home equity loans. The Bank believes its underwriting standards combined with its low LTV requirements substantially mitigate the risk of loss which may result from these concentrations.
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
The third product is Emerald Advance. The Bank entered into agreements to offer this product in August 2015. Under the agreements the Bank is responsible for the underwriting guidelines and credit policies for unsecured consumer lines of credit offered to H&R Block customers. The Bank offers and funds unsecured lines of credit to consumers primarily through the H&R Block tax preparation offices and earns interest income and fee income. The Bank retains 10% of the Emerald Advance and sells the remainder to H&R Block. Emerald Advance is a seasonal product and the was no remaining balance as of June 30, 2019. The lines of credit are included in loans and leases on the balance sheet of the Company and the interest income and fee income are included in the income statement under the line loans and leases interest and dividend income.
The fourth product is an interest-free Refund Advance loan. The Bank exclusively originated and funded all of H&R Block’s interest-free Refund Advance loans to tax preparation clients for the 2019 and 2018 tax seasons. The Bank performed the credit underwriting, loan origination, and funding associated with the interest-free Refund Advance loans in the current tax season and received fees from H&R Block for operating the program. No fee is charged to the tax preparation client. Repayment of the Refund Advance loan is deducted from the client’s tax refund proceeds; if an insufficient refund to repay the Refund Advance loan is received, there is no recourse to the client, no negative credit reporting occurs in respect of the client and no collection efforts are made against the client. This agreement is an expansion of the services Axos provided to H&R Block in the 2017 tax season when the Bank participated through purchases of the loans with other providers in the Refund Advance loan program. During the 2017 tax season, the Bank purchased the Refund Advance loans from a third-party bank at a discount and recorded the accretion of the loan discount as interest income, reported on the income statement under the interest and dividend income line item. During the 2018 tax season, the Bank recorded the fees received from H&R Block as interest income on loans, reported on the income statement under the interest and dividend income line item.
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
Gains and losses on securities sales are based on a comparison of sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized or accreted using the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company’s portfolios of available-for-sale securities are reviewed quarterly for other-than-temporary impairment. In performing this review, management considers (1) the length of time and extent that fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) how to record an impairment by assessing whether the Company intends to sell it or is more likely than not that it will be required to sell a security in an unrealized loss position before the Company recovers the security’s amortized cost. If either of these criteria for (4) is met, the entire difference between amortized cost and fair value is recognized in earnings. Alternatively, if neither of the criteria for (4) are met, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.
Loans and Leases. Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal balance outstanding, net of unearned interest, deferred purchase premiums and discounts, deferred loan and lease origination fees and costs, and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Premiums and discounts on loans purchased as well as loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.
The Company provides equipment financing to its customers through a variety of lease arrangements. The most common arrangement is a direct financing (capital) lease. For direct financing leases, lease receivables are recorded on the balance sheet but the leased property is not, although the Company generally retains legal title to the leased property until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized over the life of the lease portfolio. Leases acquired in an acquisition are initially measured and recorded at their fair value on the acquisition date. Purchase discounts or premiums on acquired leases are recognized as an adjustment to interest income over the contractual life of the leases using the effective interest method or taken into income when the related leases are paid off. All equipment financing leases are subject to our allowance for loans and leases.
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
There may be times when loans have been classified as held for sale and cannot be sold. Loans transferred to a long-term investment classification from held-for-sale are transferred at the lower of cost or fair value on the transfer date. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. A loan cannot be classified as a long-term investment unless the Bank has both the ability and the intent to hold the loan for the foreseeable future or until maturity.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level estimated to provide for probable incurred losses in the loan and lease portfolio held for investment. Management determines the adequacy of the allowance based on reviews of individual loans and leases and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan and lease losses, which is charged against current period operating results, and recoveries of loans and leases previously charged-off. The allowance is decreased by the amount of charge-offs of loans and leases deemed uncollectible. Allocations of the allowance may be made for specific loans and leases but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged off.
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
Mortgage Servicing Rights. Mortgage servicing assets are recognized when rights are acquired through sale of loans. The Company measures its servicing asset using the fair value method. Under the fair value method, the servicing rights are included in other assets on the consolidated balance sheet at fair value. The changes in fair value are reported in earnings in the period in which the changes occur and the adjustments are included in Non-Interest Income - Mortgage banking income in the consolidated statements of income.
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
Furniture, Equipment and Software. Fixed asset purchases in excess of five hundred dollars are capitalized and recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three to seven years. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the lease term. Furniture, equipment and software are included in the other assets line on the consolidated balance sheet.
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The Company records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized. An income tax position will be recognized as a benefit only if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company adopted ASU 2016-09 effective July 1, 2017. As a result of the adoption, the Company recorded $2.0 million and $2.4 million of income tax benefits for the fiscal year ended June 30, 2019 and June 30, 2018, respectively, related to excess tax benefits from stock compensation. Prior to 2018, such excess tax benefits were generally recorded directly in stockholders’ equity. This accounting standard may potentially increase the volatility in the Company’s effective tax rates.
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
Business Combinations. Mergers and acquisitions are accounted for in accordance with ASC 805 “Business Combinations” using the acquisition method of accounting. Assets and liabilities acquired and assumed are generally recorded at their fair values as of the date of the transaction. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Significant estimates and judgments are involved in the fair valuation and purchase price allocation process.
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
Goodwill is subject to impairment testing at the reporting unit level, which is conducted at least annually. The Company performs impairment testing during the third quarter of each year or when events or changes in circumstances indicate the assets might be impaired.
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
Earnings per Common Share. Earnings per common share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income attributable to common stock (net income after deducting dividends on preferred stock) by the sum of the weighted-average number of common shares outstanding during the year and the unvested average of participating restricted stock units (“RSU”). Diluted EPS is computed by dividing the sum of net income attributable to common stock and dividends on diluted preferred stock by the sum of the weighted-average number of common shares outstanding during the year and the impact of dilutive potential common shares, such as nonparticipating RSUs, stock options and convertible preferred stock.
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

Stock of Regulatory Agencies. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Axos Securities is a member of the Depository Trust & Clearing Corporation (DTCC), a financial services company providing clearing and settlement services to the financial markets. Members are required to own a certain amount of DTCC stock based on the clearing levels and other factors. DTCC stock is carried at fair value, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.
Cash Surrender Value of Life Insurance. The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other amounts due that are probable at settlement. Cash surrender value of life insurance is included in the other assets line on the consolidated balance sheet.
Loan Commitments and Related Financial Instruments. Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The allowance for loan commitments is included in Accounts payable and accrued liabilities and other liabilities and adjustments to the allowance run through provision for loan and lease loses.
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
Dividend Restriction. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company. As of June 30, 2019, there are no dividend restrictions on the Bank or the Company.
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

Deposit Service Fees. Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, when incurred. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
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
Broker dealer clearing fees. The Company earns revenues for executing, settling and clearing securities transactions for other broker-dealers on a fully disclosed basis.  Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date.   The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying security or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer.  The Company also earns revenues for custody services which are separately identifiable and represent a distinct performance obligation which is recognized over time as the customer simultaneously receives and consumes the benefits. Certain clearing or custody related fees represent a modification of the original contract as they are distinct services. All trade and execution services are priced at their standalone selling price. Clearing and other fees are generally deducted from the introducing brokers’ commissions on a monthly basis.
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
The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	June 30,
(Dollars in thousands, except per share data)	2019	2018
Non-interest income
Deposit service fees	$3,513	$3,219
Card fees	5,340	3,623
Broker-dealer clearing fees	11,737	—
Bankruptcy trustee and fiduciary service fees	7,036	1,991
Non-interest income (in-scope of Topic 606)	27,626	8,833
Non-interest income (out-of-scope of Topic 606)	55,131	62,108
Total non-interest income	$82,757	$70,941

Contract Balances. A contract asset or receivable is recognized if the Company performs a service or transfers a good in advance of receiving consideration. A contract liability is recognized if the Company receives consideration (or has the unconditional right to receive consideration) in advance of performance. As of June 30, 2019, the Company’s contract assets and liabilities were not considered material.

Contract Acquisition Costs. The Company uses the practical expedient to expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in less than one year. In adopting the guidance in Topic 606, the Company did not capitalize any contract acquisition costs.
Other. Income from bank owned life insurance is accounted for in accordance with ASC 325, Investments - Other. Lending related income includes fees earned from gains or losses on the sale of loans, SBA income, and letter of credit fees. Gains and losses on the sale of loans and SBA income are recognized pursuant to ASC 860, Transfers and Servicing. Fees related to standby letters of credit are accounted for in accordance with ASC 440, Commitments. Net gain or loss on sales / valuations of repossessed and other assets is presented as a component of non-interest expense, but may also be presented as a component of non-interest income in the event that a net gain is recognized. Net gain or loss on sales of repossessed and other assets are accounted for in accordance with ASC 610, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.
New Accounting Pronouncements.
Accounting Standards Adopted During Fiscal 2019
In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 326):Restricted Cash. This ASU will amend the guidance in ASC Topic 230, Statement of Cash Flows, and is intended to reduce the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments within this ASU will require that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalents amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, an entity will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. An entity will also be required to disclose information regarding the nature of the restrictions. ASU 2016-18 requires retrospective application and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on March 31, 2019. The new guidance did not have a significant impact on the Company’s consolidated financial statements at the time of adoption.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: The objective of this guidance is to simplify an entity’s required test for impairment of goodwill by eliminating Step 2 from the goodwill impairment test. In Step 2 an entity measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill, an entity had to determine the fair value at the impairment date of its assets and liabilities, including any unrecognized assets and liabilities, following a procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this Update, an entity should perform its annual or quarterly goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and record an impairment charge for the excess of the carrying amount over the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit and the entity must consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is effective for a public business entity that is an SEC filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The new guidance did not have a significant impact on the Company’s consolidated financial statements at the time of adoption.
Accounting Standards Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, as amended in July 2018 by ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements. The new standard establishes a right-of-use model that requires a lessee to record a right of use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASUs 2016-02, 2018-10 and 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is anticipated for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has completed its review of contracts and does not expect a material impact on the Company’s consolidated financial statements and regulatory capital and risk-weighted assets or results from operations.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. ASU 2016-13 should be applied on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the statement of financial condition as of the date of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The guidance will be effective for the Company’s financial statements that include periods beginning July 1, 2020. The Company has completed the development the of implementation plan and is in the process of model development. The Company expects ASU 2016-13 to have a material impact on the Company’s consolidated financial statements.
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
In August 2018, the FASB issued guidance within ASU 2018-13, Fair Value Measurement Disclosure Framework (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 require a nonpublic entity to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities. Public companies are also now required to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Under current GAAP, entities are required to disclose a roll forward for Level 3 fair value measurements. The amendments in this ASU related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements. The Company will adopt this standard on July 1, 2019.
2. ACQUISITIONS
The Company completed two business acquisitions and two asset acquisitions during the fiscal year ended June 30, 2019 and one business acquisition during the fiscal year ended June 30, 2018. The pro forma results of operations and the results of operations for the acquisitions since the acquisition date have not been separately disclosed because the effects were not material to the consolidated financial statements. The Company has included the financial results of the acquired businesses in its consolidated financial statements subsequent to the acquisition dates. The business acquisitions have been accounted for under the acquisition method of accounting. The assets, both tangible and intangible, were recorded at their estimated fair values as of the transaction date. The Company made significant estimates and exercised judgment in estimating fair values and accounting for such acquired assets and liabilities. The purchase transactions are detailed below.
MWABank deposit acquisition. On March 15, 2019, the Bank closed the deposit assumption agreement with MWA Bank and acquired approximately $173 million of deposits, including approximately $151 million of checking, savings and money market accounts and $22 million of time deposits, from MWABank. Axos did not acquire any assets, employees or branches in this transaction. The Bank received cash equal to the book value of the deposit liabilities.
WiseBanyan. On February 26, 2019 the Company’s subsidiary, Axos Securities, LLC, had completed the acquisition of WiseBanyan Holding, Inc. and its subsidiaries (collectively “WiseBanyan”). Headquartered in Las Vegas, Nevada, WiseBanyan is a provider of personal financial and investment management services through a proprietary technology platform. WiseBanyan currently serves approximately 24,000 clients with approximately $150 million of assets under management. The Company paid $3.2 million in cash to acquire the assets of WiseBanyan and recorded $2.7 million in intangible assets.The Company purchased the whole WiseBanyan business and has the entire voting interest. Goodwill is not expected to be deducted for tax purposes.
COR Securities Holdings. On January 28, 2019 (“Acquisition Date”), Axos Clearing, LLC and Axos Clarity MergeCo., Inc. completed the acquisition of COR Securities Holdings Inc.(“COR Securities”), the parent company of COR Clearing LLC (“COR Clearing”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 28, 2018 (the “Merger Agreement”).
Headquartered in Omaha, Nebraska, COR Clearing is a full-service correspondent clearing firm for independent broker-dealers. Established as a part of Mutual of Omaha Insurance Company and spun off as Legent Clearing in 2002, COR Clearing provides clearing, settlement, custody, and securities and margin lending to more than sixty introducing broker-dealers and 90,000 customers. The total cash consideration of approximately $80.9 million was funded with existing capital. The Company issued subordinated notes totaling $7.5 million to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement.

The acquisition of COR Securities is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The Company recorded goodwill for a provisional amount of $34.9 million and an additional $20.1 million in intangible assets as of the Acquisition Date. The estimated fair values of the acquired assets and assumed liabilities are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent measurement period adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill no later than within the first 12 months following the closing date of acquisition. Included in the professional services line of the statement of income the Company recognized $0.4 million in transaction costs.
The acquisition will enable the Company to expand its banking business to a new customer base through independent broker-dealers and consumer account relationships, scale entry into wealth management through technology-driven platforms, and increase and diversify fee revenue, all of which will improve key operating metrics. The goodwill recognized results from the expected synergies and potential earnings from this combination.

The consideration paid for COR Securities common equity was $88.4 and the provisional fair values of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

(Dollars in thousands)	January 28, 2019
ASSETS
Cash and due from banks	$16,604
Cash segregated for regulatory purposes	142,016
Securities, available for sale	9,585
Stock of the regulatory agencies, at cost	2,431
Securities borrowed	157,898
Customer, broker-dealer and clearing receivables	234,352
Other assets	5,487
Total identifiable assets	$568,373

LIABILITIES
Borrowings, subordinated notes and debentures	$85,100
Securities loaned	203,041
Customer, broker-dealer and clearing payables	240,110
Accounts payable and accrued liabilities	7,383
Total identifiable liabilities	$535,634

Provisional resulting goodwill	$35,501
Intangible assets	20,120
Total cash paid	$80,860
Borrowings, subordinated notes and debentures issued	$7,500
Total fair value of consideration paid	$88,360

Nationwide Bank deposit acquisition. On November 16, 2018, the Bank completed the acquisition of substantially all of Nationwide Bank’s (“Nationwide”) deposits at the time of closing, adding $2.4 billion in deposits, including $661.4 million in checking, savings and money market accounts and $1.7 billion in time deposit accounts. The Bank received cash for the deposit balances transferred less a premium of $13.5 million, recorded in intangibles, commensurate with the fair market value of the deposits purchased.
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

The following table sets forth the approximate fair value of assets acquired from Epiq on the consolidated balance sheets as of April 4, 2018:

(Dollars in thousands)	April 4, 2018
Fair value of consideration paid
Cash	$70,002
Total consideration paid	$70,002

Fair value of assets acquired
Intangible assets	$32,720
Other assets	1,563
Total assets	$34,283
Fair value of net assets acquired	$34,283
Goodwill incident to acquisition	$35,719

The Company recognized goodwill of $35.7 million as of April 4, 2018, which is calculated as the excess of the consideration exchanged as compared to the fair value of identifiable assets acquired. Goodwill resulted from expanded product lines and low-cost funding opportunities and is expected to be deductible for tax purposes. During the fiscal year ended June 30, 2019, the Company settled the working capital with Epiq. See Note 9 to the consolidated financial statements for further information on goodwill and other intangible assets.
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
Securities—trading and available-for-sale. Trading securities are recorded at fair value. Available-for-sale securities are recorded at fair value and consist of residential mortgage-backed securities (“RMBS”) issued by U.S. agencies, RMBS issued by non-agencies, municipal securities as well as other Non-RMBS securities. Fair value for U.S. agency securities and municipal securities are generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available-for-sale or held-to-maturity.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The most updated unemployment rate reported in May 2019 was 3.6%. Consensus estimates for unemployment are that the rate will begin to increase. Going forward, the Company is projecting lower monthly default rates. The Company projects that severities will continue to improve.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at June 30, 2019 are from 1.5% up to 10.2%. The range of loss severity rates applied to each default used in the Company’s projections at June 30, 2019 are from 40.0% up to 68.3% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. The Company applies its discount rates to the projected monthly cash flows, which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2019, the Company computed its discount rates as a spread between 272 and 686 basis points over the LIBOR Index using the LIBOR forward curve.
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
Mortgage Banking Derivatives. In connection with mortgage banking activities, the Company enters into commitments to fund mortgage loans (interest rate locks) and forward sale commitments for the future delivery of these mortgage loans. If interest rates increase, the value of the Company’s interest rate locks are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of interest rate locks with forward sales commitments.
The fair value of interest rate locks is estimated based on changes in mortgage interest rates from the date the interest on the loan is locked, adjusted for items such as estimated fallout and costs to originate the loan.
The fair value of forward sale commitments is based upon prices in active secondary markets for identical securities or based on quoted market prices of similar assets used to form a dealer quote or a pricing matrix. If no such quoted price exists, the fair value of a commitment is determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Available-for-Sale:
Agency Debt	$—	$1,685	$—	$1,685
Agency RMBS	—	9,586	—	9,586
Non-Agency RMBS	—	—	13,025	13,025
Municipal	—	21,162	—	21,162
Asset-backed securities and structured notes	—	182,055	—	182,055
Total—Securities—Available-for-Sale	$—	$214,488	$13,025	$227,513
Loans Held for Sale	$—	$33,260	$—	$33,260
Mortgage servicing rights	$—	$—	$9,784	$9,784
Other assets—Derivative instruments	$—	$—	$1,978	$1,978
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$732	$732

	June 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Available-for-Sale:
Agency RMBS	$—	$12,926	$—	$12,926
Non-Agency RMBS	—	—	17,443	17,443
Municipal	—	20,212	—	20,212
Asset-backed securities and structured notes	—	129,724	—	129,724
Total—Securities—Available-for-Sale	$—	$162,862	$17,443	$180,305
Loans Held for Sale	$—	$35,077	$—	$35,077
Mortgage servicing rights	$—	$—	$10,752	$10,752
Other assets—Derivative Instruments	$—	$—	$1,321	$1,321
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$368	$368

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended June 30, 2019
(Dollars in thousands)	Securities- Trading: Collateralized Debt Obligations	Securities- Available-for- Sale: Non- Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$—	$17,443	$10,752	$953	$29,148
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	—	(133)	—	—	(133)
Included in earnings—Fair value gain(loss) on trading securities	—	—	—	—	—
Included in earnings—Mortgage banking income	—	—	(3,362)	293	(3,069)
Included in other comprehensive income	—	766	—	—	766
Purchases, issues, sales and settlements:
Purchases	—	—	2,394	—	2,394
Issues	—	—	—	—	—
Sales	—	(2,058)	—	—	(2,058)
Settlements	—	(2,172)	—	—	(2,172)
Other-than-temporary impairment	—	(821)	—	—	(821)
Closing balance	$—	$13,025	$9,784	$1,246	$24,055
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(133)	$(3,362)	$293	$(3,202)

	Year Ended June 30, 2018
(Dollars in thousands)	Securities- Trading: Collateralized Debt Obligations	Securities- Available-for- Sale: Non- Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Assets:
Opening Balance	$8,327	$71,503	$7,200	$1,026	$88,056
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	282	(300)	—	—	(18)
Included in earnings—Fair value gain(loss) on trading securities	—	—	—	—	—
Included in earnings—Mortgage banking income	—	—	(83)	(73)	(156)
Included in other comprehensive income	—	(1,629)	—	—	(1,629)
Purchases, issues, sales and settlements:
Purchases	—	—	3,635	—	3,635
Issues	—	—	—	—	—
Sales	(8,609)	(44,270)	—	—	(52,879)
Settlements	—	(7,705)	—	—	(7,705)
Other-than-temporary impairment	—	(156)	—	—	(156)
Closing balance	$—	$17,443	$10,752	$953	$29,148
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(300)	$(83)	$(73)	$(456)

The table below summarizes the quantitative information about Level 3 fair value measurements as of the dates indicated:

	June 30, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Non-agency RMBS	$13,025	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.9 to 32.5% (10.0%) 1.5 to 10.2% (4.4%) 40.0 to 68.3% (59.4%) 2.7 to 6.9% (4.1%)
Mortgage Servicing Rights	$9,784	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.7 to 33.7% (10.1%) 1.9 to 8.8 (6.4) 9.5 to 13.0% (9.8%)
Derivative Instruments	$1,246	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.4 to 0.8% (0.6%)

	June 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Non-agency RMBS	$17,443	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 25.8% (14.1%) 1.5 to 10.6% (5.1%) 40.0 to 68.0% (58.9%) 2.7 to 7.1% (4.2%)
Mortgage Servicing Rights	$10,752	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.0 to 26.6% (9.1%) 2.4 to 9.5 (6.9) 9.5 to 13.0% (9.9%)
Derivative Instruments	$953	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.1 to 0.4% (0.3%)

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
The table below summarizes changes in unrealized gains and losses and interest income recorded in earnings for Level 3 trading assets and liabilities that are still held at the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2019	2018	2017
Interest income on investments	$—	$—	$311
Fair value adjustment	—	—	743
Total	$—	$—	$1,054

The table below summarizes the fair value of assets measured for impairment on a non-recurring basis:

	June 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired loans and leases:
Single family real estate secured:
Mortgage	$—	$—	$46,005	$46,005
Multifamily real estate secured	—	—	2,108	2,108
Auto and RV secured	—	—	115	115
Other	—	—	216	216
Total	$—	$—	$48,444	$48,444
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$7,449	$7,449
Autos and RVs	—	—	36	36
Total	$—	$—	$7,485	$7,485

	June 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired loans and leases:
Single family real estate secured:
Mortgage	$—	$—	$28,446	$28,446
Home equity	—	—	16	16
Multifamily real estate secured	—	—	232	232
Auto and RV secured	—	—	60	60
Commercial & Industrial	—	—	2,361	2,361
Other	—	—	111	111
Total	$—	$—	$31,226	$31,226
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$9,385	$9,385
Autos and RVs	—	—	206	206
Total	$—	$—	$9,591	$9,591

Impaired loans and leases measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $48,444 at June 30, 2019 and life to date charge-offs of $3,503. Impaired loans had a related allowance of $422 at June 30, 2019. At June 30, 2018, such impaired loans had a carrying amount of $31,226 and life to date charge-offs of $3,294, and a related allowance of $278.
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $7,485 after charge-offs of $1,008 at June 30, 2019. Our other real estate owned and foreclosed assets had a net carrying amount was $9,591 after charge-offs of $301 during the year ended June 30, 2018.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of June 30, 2019 and June 30, 2018.

The aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

	At June 30,
(Dollars in thousands)	2019	2018	2017
Aggregate fair value	$33,260	$35,077	$18,738
Contractual balance	32,342	34,415	18,311
Gain	$918	$662	$427
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	At June 30,
(Dollars in thousands)	2019	2018	2017
Interest income	$1,006	$903	$602
Change in fair value	544	181	(514)
Total	$1,550	$1,084	$88

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Impaired loans and leases:
Single family real estate secured: Mortgage	$46,005	Sales comparison approach	Adjustment for differences between the comparable sales	-83.2 to 80.0% (-2.0%)
Multifamily real estate secured	$2,108	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-87.9 to 102.7% (-0.1%)
Auto and RV secured	$115	Sales comparison approach	Adjustment for differences between the comparable sales	-49.0 to 24.0% (2.6%)
Other	$216	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) -2.2 to 1.1% (-0.6%)
Other real estate owned and foreclosed assets:
Single family real estate	$7,449	Sales comparison approach	Adjustment for differences between the comparable sales	-46.3 to 53.0% (5.3%)
Autos and RVs	$36	Sales comparison approach	Adjustment for differences between the comparable sales	-13.6 to 56.3% (8.0%)
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2019
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$857,368	$857,368	$—	$—	$857,368
Securities available-for-sale	227,513	—	214,488	13,025	227,513
Loans held for sale, at fair value	33,260	—	33,260	—	33,260
Loans held for sale, at lower of cost or fair value	4,800	—	—	4,990	4,990
Loans and leases held for investment—net	9,382,124	—	—	9,630,061	9,630,061
Securities borrowed	144,706	—	—	144,720	144,720
Customer, broker-dealer and clearing receivables	203,192	—	—	203,355	203,355
Accrued interest receivable	38,988	—	—	38,988	38,988
Mortgage servicing rights	9,784	—	—	9,784	9,784
Financial liabilities:
Total deposits	8,983,173	—	8,758,861	—	8,758,861
Advances from the Federal Home Loan Bank	458,500	—	461,156	—	461,156
Borrowings, subordinated notes and debentures	168,929	—	169,212	—	169,212
Securities loaned	198,356	—	—	198,197	198,197
Customer, broker-dealer and clearing payables	238,604	—	—	229,987	229,987
Accrued interest payable	2,882	—	2,882	—	2,882

	June 30, 2018
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$622,850	$622,850	$—	$—	$622,850
Securities trading	180,305	—	162,862	17,443	180,305
Loans held for sale, at fair value	35,077	—	35,077	—	35,077
Loans held for sale, at lower of cost or fair value	2,686	—	—	2,734	2,734
Loans and leases held for investment—net	8,432,289	—	—	8,466,494	8,466,494
Accrued interest receivable	26,729	—	—	26,729	26,729
Mortgage servicing rights	10,752	—	—	10,752	10,752
Financial liabilities:
Total deposits	7,985,350	—	7,584,928	—	7,584,928
Advances from the Federal Home Loan Bank	457,000	—	453,326	—	453,326
Subordinated notes and debentures	54,552	—	51,693	—	51,693
Accrued interest payable	1,753	—	1,753	—	1,753
The methods and assumptions, not previously presented, used to estimate fair value are described as follows: Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans and leases or deposits that reprice frequently and fully. For fixed rate loans and leases, deposits, borrowings or subordinated debt and for variable rate loans and leases, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available for sale securities and loans held for sale can be found earlier in this footnote. The carrying amount of stock of regulatory agencies approximates the estimated fair value of this investment. The fair value of off-balance sheet items is not considered material.

4. SECURITIES
The amortized cost, carrying amount and fair value for the securities available-for-sale for the following periods were:

	June 30, 2019
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S agencies[1]	$9,486	$179	$(79)	$9,586
Non-agency[2]	13,489	226	(690)	13,025
Total mortgage-backed securities	22,975	405	(769)	22,611
Non-RMBS:
U.S. agencies[1]	1,682	3	—	1,685
Municipal	21,974	16	(828)	21,162
Asset-backed securities and structured notes	179,976	2,088	(9)	182,055
Total Non-RMBS	203,632	2,107	(837)	204,902
Total debt securities	$226,607	$2,512	$(1,606)	$227,513

	June 30, 2018
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$13,102	$152	$(328)	$12,926
Non-agency[2]	19,384	116	(2,057)	17,443
Total mortgage-backed securities	32,486	268	(2,385)	30,369
Non-RMBS:
Municipal	20,953	2	(743)	20,212
Asset-backed securities and structured notes	127,558	2,267	(101)	129,724
Total Non-RMBS	148,511	2,269	(844)	149,936
Total debt securities	$180,997	$2,537	$(3,229)	$180,305
1 U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.
2 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.
The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $13,025 at June 30, 2019 consists of fourteen different issues of super senior securities. During the fiscal year ended June 30, 2018, the Company sold its two mezzanine z-tranche securities for a gain of $153.
Debt securities with evidence of credit quality deterioration since issuance and for which it is probable at purchase that the Company will be unable to collect all of the par value of the security are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310-30”). Under ASC Topic 310-30, the excess of cash flows expected at acquisition over the purchase price is referred to as the accretable yield and is recognized in interest income over the remaining life of the security. During the fiscal year ended June 30, 2018, the Company sold its one senior support security for a loss of $861.
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at June 30, 2019 and 2018 were $3,555 and $2,540 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2019
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$44	$(2)	$4,612	$(77)	$4,656	$(79)
Non-agency	32	(1)	8,527	(689)	8,559	(690)
Total RMBS securities	76	(3)	13,139	(766)	13,215	(769)
Non-RMBS:
Municipal debt	—	—	12,997	(828)	12,997	(828)
Asset-backed securities and structured notes	101	(1)	1,779	(8)	1,880	(9)
Total Non-RMBS	101	(1)	14,776	(836)	14,877	(837)
Total debt securities	$177	$(4)	$27,915	$(1,602)	$28,092	$(1,606)

	June 30, 2018
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$12	$(1)	$6,825	$(327)	$6,837	$(328)
Non-agency	36	(1)	15,867	(2,056)	15,903	(2,057)
Total RMBS securities	48	(2)	22,692	(2,383)	22,740	(2,385)
Non-RMBS:
Municipal debt	1,740	(17)	12,326	(726)	14,066	(743)
Asset-backed securities and structured notes	9,489	(30)	6,163	(71)	15,652	(101)
Total Non-RMBS	11,229	(47)	18,489	(797)	29,718	(844)
Total debt securities	$11,277	$(49)	$41,181	$(3,180)	$52,458	$(3,229)

There were twenty-one securities that were in a continuous loss position at June 30, 2019 for a period of more than 12 months. There were three securities that were in a continuous loss position at June 30, 2019 for a period of less than 12 months. There were twenty-six securities that were in a continuous loss position at June 30, 2018 for a period of more than 12 months. There were eleven securities that were in a continuous loss position at June 30, 2018 for a period of less than 12 months.
The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	At June 30,
(Dollars in thousands)	2019	2018	2017
Beginning balance	$—	$(15,528)	$(20,865)
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	(821)	(7)	(342)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	(149)	(1,622)
Credit losses realized for securities sold	—	15,684	7,301
Ending balance	$(821)	$—	(15,528)

At June 30, 2019, one non-agency RMBS with a total carrying amount of $3,143 was determined to have cumulative credit losses of $821. Cumulative credit losses of $1,964 were recognized in earnings during fiscal 2017, $156 was recognized in earnings during fiscal 2018 and $821 was recognized in earnings through other-than-temporary impairment, during fiscal 2019. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
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
During the fiscal year ended June 30, 2018, total proceeds of $8,700 and net realized gains of $282 were realized from the sale of two trading securities with a carrying value of $8,327. During the fiscal year ended June 30, 2019, the company sold six available-for-sale securities with a carrying value of $15,131 resulting in a $709 gain.
The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	At June 30,
(Dollars in thousands)	2019	2018	2017
Proceeds	$15,863	$44,013	$161,048
Gross realized gains	$842	$1,269	$7,386
Gross realized loss	(133)	(1,569)	(3,466)
Net gain on securities	$709	$(300)	$3,920

The Company records unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

	At June 30,
(Dollars in thousands)	2019	2018
Available-for-sale debt securities—net unrealized gains	$905	$(692)
Available-for-sale debt securities—non-credit related	(845)	—
Subtotal	60	(692)
Tax (provision) benefit	(44)	79
Net unrealized gain (loss) on investment securities in accumulated other comprehensive loss	$16	$(613)

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s Non-RMBS securities:

	June 30, 2019
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$862	$861
Due one to five years	2,905	2,917
Due five to ten years	2,674	2,708
Due after ten years	3,045	3,100
Total RMBS—U.S. agencies[1]	9,486	9,586
RMBS—Non-agency:
Due within one year	1,877	1,820
Due one to five years	5,938	5,699
Due five to ten years	3,824	3,659
Due after ten years	1,850	1,847
Total RMBS—Non-agency	13,489	13,025
Non-RMBS:
Due within one year	22,552	23,279
Due one to five years	168,208	169,578
Due five to ten years	8,266	7,613
Due after ten years	4,606	4,432
Total Non-RMBS	203,632	204,902
Total	$226,607	$227,513
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
For the Company’s factoring loans, the allowance methodology takes into consideration the credit quality of the insurance company or state. The Company obtains credit ratings for these entities through agencies such as A.M. Best and allocates an allowance allocation based on these ratings.
For the Company’s C&I leveraged loans, equipment finance leases and bridge loans, the allowance methodology incorporates a loan level grading system, which generally aligns with the credit rating. Industry loss rates are applied to determine the loss allowance for each of these loans based upon their internal grading. The credit rating incorporates multiple borrower attributes including, but not limited to, underlying collateral and pledged assets, income generated by the property or assets, borrower’s liquidity and access to liquid funds, strength of the borrower’s industry, stability of the borrower’s market, the size of the company, collateral diversity, facility exit strategies and borrower guarantees. Equipment direct finance leases are derecognized from the balance sheet and the net investment in the lease is recorded. This net investment is the sum of the present value of future lease payments and any unguaranteed residual value. Interest income is recorded using the effective interest rate of the lease.
For the Company’s automobile (“auto”) and recreational vehicle (“RV”) loan portfolio, the allowance methodology takes into consideration potential adverse changes to the borrower’s financial condition since time of origination. The general loan loss reserves for auto and RV are stratified based upon borrower FICO scores. First, to account for potential deterioration of borrower’s credit history since time of origination, due to downturn in the economy or other factors, the Company uses the origination FICO scores to drive the allowance on a semi-annual basis. The Company believes that current borrower credit history is a better predictor of potential loss than that was used at time of origination. Second, the Company uses qualitative factors such as; changes in the economy, volume, and changes in the underlying collateral to capture additional risk when finalizing its calculation of the allowance for loan and lease losses.
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
Auto and RV. Auto and RV loans primarily consist of direct and indirect auto loans and legacy RV loans. These auto and RV loans were originated across the U.S. The collateral for these auto and RV loans is comprised of a mix of new and used autos and RVs. Auto and RV loans generally have shorter terms to maturity than mortgage loans. Auto and RV loans generally involve a greater degree of risk than do residential mortgage loans, particularly in the case of auto and RV loans, which are secured by rapidly depreciating and mobile assets. In such cases, any repossessed collateral for a defaulted auto and RV loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the borrower.
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
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	At June 30,
(Dollars in thousands)	2019	2018
Single family real estate secured:
Mortgage	$4,278,822	$4,198,941
Home equity	2,258	2,306
Warehouse and other[1]	820,559	412,085
Multifamily real estate secured	1,948,513	1,800,919
Commercial real estate secured	326,154	220,379
Auto and RV secured	290,894	213,522
Factoring	93,091	169,885
Commercial & Industrial	1,653,314	1,481,051
Other	35,705	18,598
Total gross loans and leases	9,449,310	8,517,686
Allowance for loan and lease losses	(57,085)	(49,151)
Unaccreted discounts and loan and lease fees	(10,101)	(36,246)
Total net loans and leases	$9,382,124	$8,432,289

1 The balance of single family warehouse loans was $301,999 at June 30, 2019 and $175,508 at June 30, 2018. The remainder of the balance was attributable to commercial specialty and lender finance loans secured by single family real estate.
The following table summarizes activity in the allowance for loan and lease losses for the periods indicated:

	At June 30,
(Dollars in thousands)	2019	2018	2017
Balance—beginning of period	$49,151	$40,832	$35,826
Provision for loan and lease loss	27,350	25,800	11,061
Charged off	(19,663)	(15,979)	(5,096)
Transfers to held for sale	(2,356)	(2,307)	(1,828)
Recoveries	2,603	805	869
Balance—end of period	$57,085	$49,151	$40,832

Loans loans held for investment transfered to loans held for sale classification are carried at the lower of cost or fair value. At the time of transfer into the held for sale classification, any amount by which cost exceeds fair value is accounted for as a charge against the allowance for loan and lease losses, shown in the transfers to held for sale in the table above.
The following table summarizes the composition of the impaired loans and leases:

	At June 30,
(Dollars in thousands)	2019	2018	2017
Nonaccrual loans and leases—90+ days past due plus other nonaccrual loans and leases	$47,821	$30,197	$26,815
Troubled debt restructured loans and leases—non-accrual	623	1,029	1,578
Troubled debt restructured loans and leases—performing	—	—	—
Total impaired loans and leases	$48,444	$31,226	$28,393

At June 30, 2019, the carrying value of impaired loans and leases is net of write offs of $2,415. At June 30, 2019, $48,444 of impaired loans and leases had no specific allowance allocations. The average carrying value of impaired loans and leases was $39,468 and $30,420 for the fiscal years ended June 30, 2019 and 2018, respectively. The interest income recognized during the periods of impairment is insignificant for those loans and leases impaired at June 30, 2019 or 2018. At June 30, 2019 and 2018, there were no loans or leases still accruing past due 90 days or more, unless the Company received principal and interest from the servicer despite the borrower’s delinquency. Cash receipts for loans and leases impaired is recorded against principal. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan or lease is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Factors that we consider in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans or leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan or lease’s effective interest rate or the fair value of the collateral if repayment of the loan or lease is expected from the sale of collateral.
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates. There was one refinanced related party loan in the amount of $1,306 during the fiscal year ended June 30, 2019. During the fiscal year 2018, the Company originated no new related party loans and did not execute any interest rate modifications of existing loans. Total principal payments on related party loans were $461 and $341 during the years ended June 30, 2019 and 2018, respectively. At June 30, 2019 and 2018, these loans amounted to $13,342 and $8,956, respectively, and are included in loans held for investment. Interest earned on these loans was $326 and $81 during the years ended June 30, 2019 and 2018, respectively.
The Company’s loan and lease portfolio consists of approximately 11.7% fixed interest rate loans and 88.3% adjustable interest rate loans as of June 30, 2019. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasury rates, LIBOR and Eleventh District Cost of Funds.
At June 30, 2019 and 2018, purchased loans serviced by others were $57,667 or 0.61% and $64,536 or 0.76% respectively, of the loan portfolio.
Allowance for Loan and Lease Losses. The Company is committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at June 30, 2019, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan and lease portfolio.
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
The allowance for loan and lease losses for the auto and RV loan portfolio at June 30, 2019 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the LTV at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate.
The Company originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Companies lending guidelines for interest-only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Credit Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2019, the Company had $1.3 billion of interest only loans and $1.6 million of option adjustable-rate mortgage loans. Through June 30, 2019, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
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

The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	June 30, 2019
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2018	$20,368	$14	$2,080	$5,010	$849	$3,178	$445	$16,238	$969	$49,151
Provision for loan and lease loss	1,317	(12)	4,247	(1,022)	195	2,605	(112)	2,286	17,846	27,350
Charge-offs	(799)	—	—	—	—	(1,156)	—	(1,149)	(16,559)	(19,663)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,356)	(2,356)
Recoveries	396	11	—	109	—	191	—	—	1,896	2,603
Balance at June 30, 2019	$21,282	$13	$6,327	$4,097	$1,044	$4,818	$333	$17,375	$1,796	$57,085

	June 30, 2018
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Balance at July 1, 2017	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832
Provision for loan and lease loss	632	(18)	69	372	(159)	1,390	44	6,357	17,113	25,800
Charge-offs	(271)	(1)	(287)	—	—	(803)	—	—	(14,617)	(15,979)
Transfers to held for sale	—	—	—	—	—	—	—	—	(2,307)	(2,307)
Recoveries	35	14	—	—	—	212	—	—	544	805
Balance at June 30, 2018	$20,368	$14	$2,080	$5,010	$849	$3,178	$445	$16,238	$969	$49,151

	June 30, 2017
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Consumer & Other	Total
Balance at July 1, 2016	$18,666	$23	$2,685	$3,938	$882	$1,615	$245	$7,630	$142	$35,826
Provision for loan and lease loss	2,308	(6)	(387)	323	110	990	156	2,251	5,316	11,061
Charge-offs	(1,115)	(23)	—	—	(23)	(433)	—	—	(3,502)	(5,096)
Transfers to held for sale	—	—	—	—	—	—	—	—	(1,828)	(1,828)
Recoveries	113	25	—	377	39	207	—	—	108	869
Balance at June 30, 2017	$19,972	$19	$2,298	$4,638	$1,008	$2,379	$401	$9,881	$236	$40,832

The following tables present our loans and leases evaluated individually for impairment by portfolio class for the periods indicated:

	June 30, 2019
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest/Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	$4,874	$1,775	$3,099	$255	$3,354	$—	$—
Purchased	2,237	1,142	1,095	—	1,095	—	—
Auto and RV secured
In-house originated	326	221	105	4	109	—	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	40,758	348	40,410	731	41,141	393	—
Purchased	1,418	17	1,401	109	1,510	12	—
Multifamily real estate secured
In-house originated	2,108	—	2,108	9	2,117	3	—
Auto and RV secured
In-house originated	10	—	10	—	10	1	—
Other	216	—	216	—	216	13	—
Total	$51,947	$3,503	$48,444	$1,108	$49,552	$422	$—
As a % of total gross loans and leases	0.55%	0.04%	0.51%	0.01%	0.52%	—%	—%

	June 30, 2018
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest/Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	$1,584	$951	$633	$78	$711	$—	$—
Purchased	3,598	1,739	1,859	—	1,859	—	—
Multifamily real estate secured
Purchased	480	248	232	—	232	—	—
Auto and RV secured
In-house originated	369	309	60	2	62	—	—
With an allowance recorded:
Single family real estate secured:
Mortgage
In-house originated	24,607	47	24,560	—	24,560	247	—
Purchased	1,394	—	1,394	21	1,415	14	—
Home equity
In-house originated	16	—	16	—	16	1	—
Commercial & Industrial	172	—	172	—	172	9	—
Other	111	—	111	—	111	7	—
Total	$32,331	$3,294	$29,037	$101	$29,138	$278	$—
As a % of total gross loans and leases	0.38%	0.04%	0.34%	—%	0.34%	—%	—%
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

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	June 30, 2019
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment– general allowance	$405	$—	$—	$3	$—	$1	$—	$—	$13	$422
Individually evaluated for impairment– specific allowance	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	20,877	13	6,327	4,094	1,044	4,817	333	17,375	1,783	56,663
Total ending allowance balance	$21,282	$13	$6,327	$4,097	$1,044	$4,818	$333	$17,375	$1,796	$57,085
Loans and leases:
Loans and leases individually evaluated for impairment [1]	$46,005	$—	$—	$2,108	$—	$115	$—	$—	$216	$48,444
Loans and leases collectively evaluated for impairment	4,232,817	2,258	820,559	1,946,405	326,154	290,779	93,091	1,653,314	35,489	9,400,866
Principal loan and lease balance	4,278,822	2,258	820,559	1,948,513	326,154	290,894	93,091	1,653,314	35,705	9,449,310
Unaccreted discounts and loan and lease fees	8,724	66	(1,773)	5,090	649	2,631	(21,627)	(3,169)	(692)	(10,101)
Total recorded investment in loans and leases	$4,287,546	$2,324	$818,786	$1,953,603	$326,803	$293,525	$71,464	$1,650,145	$35,013	$9,439,209
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2018
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$261	$1	$—	$—	$—	$—	$—	$9	$7	$278
Individually evaluated for impairment – specific allowance	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	20,107	13	2,080	5,010	849	3,178	445	16,229	962	48,873
Total ending allowance balance	$20,368	$14	$2,080	$5,010	$849	$3,178	$445	$16,238	$969	$49,151
Loans and leases:
Loans and leases individually evaluated for impairment [1]	$28,446	$16	$—	$232	$—	$60	$—	$172	$111	$29,037
Loans and leases collectively evaluated for impairment	4,170,495	2,290	412,085	1,800,687	220,379	213,462	169,885	1,480,879	18,487	8,488,649
Principal loan and lease balance	4,198,941	2,306	412,085	1,800,919	220,379	213,522	169,885	1,481,051	18,598	8,517,686
Unaccreted discounts and loan and lease fees	9,187	48	(706)	5,063	836	2,065	(48,039)	(3,884)	(816)	(36,246)
Total recorded investment in loans and leases	$4,208,128	$2,354	$411,379	$1,805,982	$221,215	$215,587	$121,846	$1,477,167	$17,782	$8,481,440
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosure. Nonaccrual loans and leases consisted of the following as of the dates indicated:

	At June 30,
(Dollars in thousands)	2019	2018
Nonaccrual loans and leases:
Single Family Real Estate Secured:
Mortgage
In-house originated	$43,509	$25,193
Purchased	2,496	3,253
Home Equity
In-house originated	—	16
Multifamily Real Estate Secured
In-house originated	2,108	—
Purchased	—	232
Total nonaccrual loans secured by real estate	48,113	28,694
Auto and RV Secured	115	60
Commercial and Industrial	—	2,361
Other	216	111
Total nonaccrual loans and leases	$48,444	$31,226
Nonaccrual loans and leases to total loans and leases	0.51%	0.37%

Approximately 1.29% of our nonaccrual loans and leases at June 30, 2019 were considered TDRs, compared to 3.30% at June 30, 2018. Borrowers who make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan and lease category to performing and return to accrual status. Approximately 94.97% of the Bank’s nonaccrual loans and leases are single family first mortgages already written down to 44.94% in aggregate, of the original appraisal value of the underlying properties.
The following tables provide the outstanding unpaid balance of loans and leases that are performing and nonaccrual by portfolio class as of the dates indicated:

	June 30, 2019
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$4,232,817	$2,258	$820,559	$1,946,405	$326,154	$290,779	$93,091	$1,653,314	$35,489	$9,400,866
Nonaccrual	46,005	—	—	2,108	—	115	—	—	216	48,444
Total	$4,278,822	$2,258	$820,559	$1,948,513	$326,154	$290,894	$93,091	$1,653,314	$35,705	$9,449,310

	June 30, 2018
	Single Family
(Dollars in thousands)	Mortgage	Home Equity	Warehouse & Other	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Factoring	Commercial & Industrial	Other	Total
Performing	$4,170,495	$2,290	$412,085	$1,800,687	$220,379	$213,462	$169,885	$1,478,690	$18,487	$8,486,460
Nonaccrual	28,446	16	—	232	—	60	—	2,361	111	31,226
Total	$4,198,941	$2,306	$412,085	$1,800,919	$220,379	$213,522	$169,885	$1,481,051	$18,598	$8,517,686

Interest recognized on performing loans temporarily modified as TDRs was $0, $0, and $7 for the years ended June 30, 2019, 2018 and 2017 respectively. The average balances of performing TDRs and nonaccrual loans was $0 and $39,468 for the year ended June 30, 2019, $0 and $30,420 for the year ended June 30, 2018 and $125 and $34,154 for the year ended June 30, 2017, respectively.
The Company had no TDRs classified as performing loans at June 30, 2019 or 2018.
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

The following tables present the composition of our loan and lease portfolio by credit quality indicator as of the dates indicated:

	June 30, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$4,155,408	$37,219	$44,568	$—	$4,237,195
Purchased	38,534	598	2,496	—	41,628
Home equity
In-house originated	2,258	—	—	—	2,258
Warehouse and other[1]
In-house originated	742,297	21,600	56,662	—	820,559
Multifamily real estate secured
In-house originated	1,890,524	427	2,108	—	1,893,059
Purchased	54,514	—	940	—	55,454
Commercial real estate secured
In-house originated	318,628	—	—	—	318,628
Purchased	7,525	—	—	—	7,525
Auto and RV secured
In-house originated	290,691	68	135	—	290,894
Factoring	93,091	—	—	—	93,091
Commercial & Industrial	1,651,506	1,722	86	—	1,653,314
Other	35,260	229	216	—	35,705
Total	$9,280,236	$61,863	$107,211	$—	$9,449,310
As of % of gross loans and leases	98.2%	0.7%	1.1%	—%	100.0%
1 The $56.7 million included in the substandard column for Warehouse and other single family real estate secured category consists of a single loan, which was fully repaid in July 2019.

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
The following tables provide the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the dates indicated:

	June 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$12,008	$15,616	$35,700	$63,324
Purchased	228	—	1,458	1,686
Multifamily real estate secured
In-house originated	1,684	—	1,588	3,272
Auto and RV secured
In-house originated	476	155	17	648
Other	250	229	216	695
Total	$14,646	$16,000	$38,979	$69,625
As a % of gross loans and leases	0.15%	0.17%	0.41%	0.73%

	June 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$7,830	$3,240	$22,009	$33,079
Purchased	354	105	1,183	1,642
Home equity
In-house originated	—	—	16	16
Multifamily real estate secured
In-house originated	410	—	—	410
Auto and RV secured
In-house originated	284	22	9	315
Commercial & Industrial	300	—	2,362	2,662
Other	79	111	111	301
Total	$9,257	$3,478	$25,690	$38,425
As a % of gross loans and leases	0.11%	0.04%	0.30%	0.45%

6.	OFFSETTING OF SECURITIES FINANCING AGREEMENTS
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
The following table presents information about the offsetting of these instruments and related collateral amounts as of June 30, 2019:

(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$144,706	$—	$144,706	$144,706	$—
Liabilities:
Securities loaned	$198,356	$—	$198,356	$198,356	$—

The securities loaned transactions represent equities with an overnight and open maturity classification.

7.	CUSTOMER, BROKER-DEALER AND CLEARING RECEIVABLES AND PAYABLES
Customer, broker-dealer and clearing receivables and payables consisted of the following at June 30, 2019:

(Dollars in thousands)	June 30, 2019
Receivables:
Customers	$188,384
Broker-dealer and clearing organizations:
Receivable from broker-dealers[1]	11,022
Securities failed to deliver	3,092
Other	694
Total customer, broker-dealer and clearing receivables	$203,192

Payables:
Customers	$219,162
Broker-dealer and clearing organizations:
Payable to broker-dealers	10,995
Securities failed to receive	8,447
Total customer, broker-dealer and clearing payables	$238,604
1. Includes broker-dealer reserve for bad debt of $17.1 million.

8. FURNITURE, EQUIPMENT AND SOFTWARE
A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2019	2018
Leasehold improvements	$5,481	$1,953
Furniture and fixtures	7,049	5,418
Computer hardware and equipment	20,991	13,863
Software	41,930	27,605
Total	75,451	48,839
Less accumulated depreciation and amortization	(42,280)	(27,385)
Furniture, equipment and software—net[1]	$33,171	$21,454

1Furniture, equipment and software are included in the other assets line on the consolidated balance sheet.
Depreciation and amortization expense in respect of leasehold improvements, furniture, equipment and software for the years ended June 30, 2019, 2018 and 2017 was $11,667, $7,923 and $6,094, respectively.

9. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill of $71.2 million as of June 30, 2019 increased from the $35.7 million at June 30, 2018 as a result of the acquisition of COR Clearing, which is a full-service correspondent clearing firm for introducing broker-dealers.
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

The following table summarizes the activity in the Company’s goodwill balance as of the dates indicated:

(Dollars in thousands)	Total
Balance at July 1, 2018	$35,719
Goodwill incident to acquisitions	35,503
Balance at June 30, 2019	$71,222

The Company’s acquired intangible assets are summarized as follows as of the dates indicated:

	June 30, 2019			June 30, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$930	$291	$639	$930	$58	$872
Customer relationships	31,310	1,886	29,424	9,820	243	9,577
Customer deposit intangible	13,545	1,436	12,109	—	—	—
Developed technologies	23,050	1,720	21,330	21,680	326	21,354
Trade name	290	121	169	290	24	266
Total intangible assets	$69,125	$5,454	$63,671	$32,720	$651	$32,069

The weighted-average useful lives of intangible assets at the time of acquisition were as follows:

Weighted-Average Useful Lives (Years)
Covenant not to compete	4
Customer relationships	12
Customer deposit intangible	10
Developed technologies	5
Trade name	3

The amortization expense for intangible assets that are subject to amortization was $4,803 for the year ended June 30, 2019. Each intangible asset subject to amortization is amortized using the straight-line method over the estimated useful life of the asset. Estimated future amortization expense related to finite-lived intangible assets at June 30, 2019 is as follows:

(Dollars in thousands)	Amortization Expense
For the fiscal year ending June 30,
2020	$9,503
2021	9,795
2022	8,441
2023	8,020
2024	7,551
Thereafter	20,361
Total	$63,671

10. DEPOSITS
Deposit accounts are summarized as follows:

	At June 30,
	2019		2018
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$1,441,930	—%	$1,015,355	—%
Interest bearing:
Demand	2,709,014	2.06%	2,519,845	1.60%
Savings	2,466,214	1.48%	2,482,430	1.31%
	5,175,228	1.78%	5,002,275	1.46%
Time deposits:
$250 and under	1,866,811	2.47%	1,837,274	2.34%
Greater than $250	499,204	2.27%	130,446	2.05%
Total time deposits	2,366,015	2.43%	1,967,720	2.32%
Total interest bearing[2]	7,541,243	1.99%	6,969,995	1.70%
Total deposits	$8,983,173	1.67%	$7,985,350	1.48%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,124.0 million and $2,055.9 million as of June 30, 2019 and June 30, 2018, respectively, of which $796.7 million and $1,692.8 million, respectively, are time deposits classified as $250 and under.

The scheduled maturities of time deposits are as follows:

At June 30,
(Dollars in thousands)	2019
Within 12 months	$1,306,072
13 to 24 months	351,374
25 to 36 months	99,502
37 to 48 months	126,525
49 to 60 months	24,978
Thereafter	457,564
Total	$2,366,015

At June 30, 2019 and 2018, the Company had deposits from certain executive officers, directors and their affiliates in the amount of $5,623 and $4,964, respectively.

11. ADVANCES FROM THE FEDERAL HOME LOAN BANK
At June 30, 2019 and 2018, the Company’s fixed-rate FHLB advances had interest rates that ranged from 1.36% to 2.89% with a weighted average of 2.39% and ranged from 1.36% to 3.32% with a weighted average of 2.14%, respectively.
Fixed-rate advances from FHLB are scheduled to mature as follows:

	At June 30,
	2019		2018
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year[1]	$286,000	2.38%	$229,500	2.02%
After one but within two years	65,000	2.30%	55,000	1.79%
After two but within three years	50,000	2.47%	65,000	2.30%
After three but within four years	27,500	2.08%	50,000	2.47%
After four but within five years	—	—%	27,500	2.08%
After five years	30,000	2.82%	30,000	2.82%
Total	$458,500	2.39%	$457,000	2.14%

1. Within one year category includes of term advances of $231,000 and $147,500 at June 30, 2019 and 2018, respectively.

The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $4,684,088 and $4,687,166 at June 30, 2019 and 2018, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance carries a prepayment penalty and is payable in full at its maturity date.
The maximum amounts advanced at any month-end during the period from the FHLB were $3,424,000, $2,240,000, and $1,317,000 during the years ended June 30, 2019, 2018, and 2017, respectively. At June 30, 2019, the Company had $1,952,094 available immediately and $350 available with additional collateral for advances from the FHLB for terms up to ten years.
12. BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
The following table sets forth the composition of the borrowings, subordinated notes and debentures as of the dates indicated:

(Dollars in thousands)	June 30, 2019	June 30, 2018
Borrowings from other banks	$106,800	$—
Subordinated loans	7,400	—
Subordinated notes	51,000	51,000
Subordinated debentures	5,155	5,155
Less unamortized issuance costs	1,426	1,603
Total borrowings, subordinated notes and debentures	$168,929	$54,552

Borrowings from other banks. Axos Clearing has a total of $155.0 million uncommitted secured lines of credit available for borrowing as needed. As of June 30, 2019, there was $106.8 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand. The weighted average interest rate on the borrowings at June 30, 2019 was 3.84%.
Axos Clearing has a $35.0 million committed unsecured line of credit available for limited purpose borrowing. As of June 30, 2019, there was $0.0 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand. The unsecured line of credit requires Axos Clearing operate in accordance of specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2019.
Subordinated Loans. The Company issued subordinated notes totaling $7.5 million on January 28, 2019, to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement. Interest accrues at a rate of 6.25% per annum. During the three months ended June 30, 2019, $0.1 million of subordinated loans were repaid.
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
Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5,000 of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5,155 of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% for a rate of 4.92% as of June 30, 2019, with interest paid quarterly starting February 16, 2005.
The Bank has the ability to borrow short-term from the Federal Reserve Bank Discount Window. At June 30, 2019 and 2018 there were no amounts outstanding and the available borrowings from this source were $1,601,962 and $917,017, respectively. The 2019 available borrowings would be collateralized by residential real estate loans, certain C&I loans. The Bank has additional unencumbered collateral that could be pledged to the Federal Reserve Bank Discount Window to increase borrowing liquidity.
The Bank has federal funds lines of credit with two major banks totaling $35,000. At June 30, 2019 and 2018 the Bank had no outstanding balances on these lines.
13. INCOME TAXES
The provision for income taxes is as follows:

	At June 30,
(Dollars in thousands)	2019	2018	2017
Current:
Federal	$42,065	$50,170	$74,053
State	24,296	20,084	26,120
	66,361	70,254	100,173
Deferred:
Federal	(5,483)	15,509	(1,886)
State	(3,203)	1,525	(334)
	(8,686)	17,034	(2,220)
Total	$57,675	$87,288	$97,953

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	At June 30,
	2019	2018	2017
Statutory federal tax rate	21.00%	28.10%	35.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	8.66%	7.85%	7.23%
Tax reform deferred tax remeasurement	—%	3.83%	—%
Cash surrender value	(0.06)%	(0.02)%	(0.03)%
Tax credits	(1.55)%	(2.38)%	(0.19)%
Non-taxable income	(0.15)%	(0.19)%	(0.28)%
Excess benefit RSU vesting	(0.95)%	(1.00)%	—%
Other	0.15%	0.23%	0.37%
Effective tax rate	27.10%	36.42%	42.10%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan and lease losses and charge-offs	$24,356	$15,829
State taxes	2,087	2,164
Stock-based compensation expense	5,435	3,432
Unrealized net (gains) losses on securities	—	225
Deferred bonus / vacation	1,307	761
Securities impaired	268	—
Deferred loan fees	2,138	1,372
Net operating loss carryforward	3,130	—
Total deferred tax assets	38,721	23,783
Deferred tax liabilities:
Acquisition intangible asset	(6,367)	—
FHLB stock dividend	(837)	(833)
Other assets—prepaids	(1,839)	(1,513)
Depreciation and amortization	(5,598)	(3,480)
Unrealized net gains on securities	(118)	—
Total deferred tax liabilities	(14,759)	(5,826)
Net deferred tax asset[1]	$23,962	$17,957

1Net deferred tax asset is included in the other assets line on the consolidated balance sheet.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2019 and 2018, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.
The following is a reconciliation of the beginning and ending amount of unrecognized tax positions for the periods presented:

(Dollars in thousands)	2019	2018	2017
Balance—beginning of period	$1,135	$865	$880
Additions—current year tax positions	107	142	180
Additions—prior year tax positions	—	149	17
Reductions—prior year tax positions	(158)	(21)	(212)
Total liability for unrecognized tax positions—end of period	$1,084	$1,135	$865

The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the years ended June 30, 2016, 2017, and 2018 and its state taxing authorities income tax returns for the years ended June 30, 2015, 2016, 2017 and 2018 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.
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
During the quarter ended March 31, 2019 the Company acquired COR Securities Holdings. The Company recognized a deferred tax liability of $2.2 million. The ending COR Securities Holding deferred tax liability for the quarter ended June 30, 2019 has been updated to reflect activity since the acquisition.

Additionally, the Company received tax credits for the year ended June 30, 2019. These tax credits reduced the effective tax rate by approximately 1.55%.
14. STOCKHOLDERS’ EQUITY
Common Stock. Changes in common stock issued and outstanding were as follows:

	At June 30,
	2019		2018		2017
	Issued	Outstanding	Issued	Outstanding	Issued	Outstanding
Beginning of year:	65,796,060	62,688,064	65,115,932	63,536,244	64,513,494	63,219,392
Repurchase of treasury stock	—	(2,009,352)	—	(1,233,491)	—	—
Common stock issued through grants of restricted stock units	767,862	450,105	680,128	385,311	602,438	316,852
End of year:	66,563,922	61,128,817	65,796,060	62,688,064	65,115,932	63,536,244

Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company, authorized a program to repurchase up to $100 million of common stock. The new share repurchase authorization replaces the previous share repurchase plan approved on July 5, 2005. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. As of June 30, 2019, the Company has repurchased a total of $91.6 million, or 3,242,843 common shares at an average price of $28.25 per share with $8.4 million remaining under the current board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated financial statements. On August 2, 2019, the Board of Directors of the Company authorized an additional program to repurchase up to $100 million of AX common stock. This share repurchase authorization is in addition to the existing share repurchase plan and has similar characteristics.
Preferred Stock. On October 28, 2003, the Company commenced a private placement of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock (the “Series A preferred stock”). The Series A preferred stock pays a six percent (6%) per annum cumulative dividend payable quarterly and the Company’s right to redeem some or all of the remaining 515 shares at $10,000 face value outstanding shares.
During the fiscal year ended June 30, 2004, the Company issued $6,750 of Series A preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $113. Before the expiration of the conversion right, holders of the Series A converted 160 shares of Series A preferred to common stock. The Company has declared dividends to holders of its Series A preferred stock totaling $309 for each of the years ended June 30, 2019, 2018, and 2017, respectively.
15. STOCK-BASED COMPENSATION
The Company has an equity incentive plan, the 2014 Stock Incentive Plan (“2014 Plan”), which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The Plan is designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The Plan requires that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and non-qualified options. The options issued under the Plans generally vest in between three and five years. Option expiration dates are established by the Plans’ administrator but may not be later than ten years after the date of the grant.
2014 Stock Incentive Plan. In September and October 2014, the Company’s Board of Directors and stockholders approved the 2014 Plan, respectively. The maximum number of shares of common stock available for issuance under the 2014 Plan is 3,680,000.
Restricted Stock Units. During the fiscal year ended June 30, 2017, the Company’s Board of Directors granted 555,611 restricted stock units to employees and directors. The chief executive officer received 288,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2017, vest over three years, one-third on each anniversary of the grant date and 570,764 shares were vested and issued and 92,251 shares were canceled as of June 30, 2017.

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
During the fiscal year ended June 30, 2019, the Company’s Board of Directors granted 623,249 restricted stock units to employees and directors. The chief executive officer received 480,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2019, vest over three years, one-third on each anniversary of the grant date and 699,223 shares were vested and issued and 90,909 shares were canceled as of June 30, 2019.
Effective July 1, 2017 the Company entered into an employment agreement with its Chief Executive Officer (the “Agreement”) that authorizes an award of restricted stock units (the “RSU award”). The RSU award is an equity-based award and carries a service condition and a market condition that incorporates a measurement of the Company’s total stock return to shareholders in comparison to the total stock return of the ABA Nasdaq Community Bank Index. The accounting grant date of the RSU award is July 1, 2017 and expensing of the RSU award began on this date at the fair value measurement amount as determined by the Company’s valuation process. The Company utilized a Monte Carlo simulation to estimate the value of path-dependent options and determined the fair value using an expected return based on the 5-year US Treasury constant maturity rate, an equity volatility based on 6-month and 1-year historical daily trading history, market capitalization, and stock price for the RSU award. As of July 1, 2017, the estimated fair value of the RSU award was $20.5 million, which vests in five tranches over a total period of nine years. Unrecognized compensation expense to be expensed over the remaining seven years related to the non-vested RSU award is $11.6 million at June 30, 2019 and is included in the table below. The actual RSU award in future years is determined by the actual performance of Company’s total stock return in comparison to the total stock return of the ABA Nasdaq Community Bank Index.
The Company’s income before income taxes and net income for the years ended June 30, 2019, 2018 and 2017 included stock compensation expense of $23,439, $20,399 and $14,535, respectively. The income tax benefit was $6,351, $7,429 and $6,119, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the service period between each vesting date.

At June 30, 2019 unrecognized compensation expense related to non-vested awards aggregated to $37,214 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year ending June 30:
2020	$17,875
2021	11,818
2022	4,928
2023	1,427
2024	734
Thereafter	432
Total	$37,214

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units[1]	Weighted-Average Grant-Date Fair Value[1]
Non-vested balance at June 30, 2016	1,059,726	$22.53
Granted	843,611	21.13
Vested	(570,764)	20.86
Canceled	(92,251)	20.26
Non-vested balance at June 30, 2017	1,240,322	$22.52
Granted	747,022	26.53
Vested	(629,755)	22.55
Canceled	(123,858)	23.38
Non-vested balance at June 30, 2018	1,233,731	$24.84
Granted	1,103,249	34.68
Vested	(699,223)	26.74
Canceled	(90,909)	29.46
Non-vested balance at June 30, 2019	1,546,848	$30.73

The total fair value of shares vested during the years ended June 30, 2019, 2018 and 2017 was $22,100, $20,866 and $12,941, respectively.

16. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS:

	At June 30,
(Dollars in thousands, except per share data)	2019	2018	2017
Earnings Per Common Share
Net income	$155,131	$152,411	$134,740
Preferred stock dividends	(309)	(309)	(309)
Net income attributable to common shareholders	$154,822	$152,102	$134,431
Average common shares issued and outstanding	61,898,447	63,058,854	63,358,886
Average unvested RSUs	—	77,378	297,656
Total qualifying shares	61,898,447	63,136,232	63,656,542
Earnings per common share	$2.50	$2.41	$2.11
Diluted Earnings Per Common Share
Dilutive net income attributable to common shareholders	$154,822	$152,102	$134,431
Average common shares issued and outstanding	61,898,447	63,136,232	63,656,542
Dilutive effect of average unvested RSUs	483,618	1,010,988	258,558
Total dilutive common shares outstanding	62,382,065	64,147,220	63,915,100
Diluted earnings per common share	$2.48	$2.37	$2.10

17. COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The Company pays property taxes, insurance and maintenance expenses related to its leases. Rent expense for the years ended June 30, 2019, 2018, and 2017 was $7,802, $5,429, and $5,108, respectively.
Pursuant to the terms of these non-cancelable lease agreements in effect at June 30, 2019, future minimum lease payments are as follows:

(Dollars in thousands)	Future minimum lease payments
2020	$8,634
2021	8,376
2022	9,035
2023	9,284
2024	9,004
Thereafter	47,501
Total	$91,834

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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. On May 23, 2019, the Court dismissed the second amended complaint with prejudice. On June 20, 2019, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.
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

18. OFF-BALANCE-SHEET ACTIVITIES
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

At June 30, 2019, the Company had fixed and variable rate commitments to originate or purchase loans and leases with an aggregate outstanding principal balance of $65,768 and $687,078 for total commitments to originate of $752,846. For June 30, 2019, the Company’s fixed rate commitments to originate had a weighted-average rate of 3.92%. For June 30, 2018, the Company had fixed and variable rate commitments to originate or purchase loans and leases with an aggregate outstanding principal balance of $86,453 and $720,582 for total commitments to originate of $785,980. For June 30, 2018, the Company’s fixed rate commitments to originate had a weighted average rate of 4.68%. At June 30, 2019, the Company also had fixed and variable rate commitments to sell loans with an aggregate outstanding principal balance of $92,320 and $1,897 for total commitments to sell of $94,217. For June 30, 2018, the Company had fixed and variable rate commitments to sell of $86,453 and $1,131 for total commitments to sell of $87,584. At June 30, 2019 and 2018, 66.1% and 61.9% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.
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
In the normal course of business, Axos Clearing’s customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation. As of June 30, 2019, non-customer and customer margin securities of approximately $441,081 and stock borrowings of approximately $144,706 were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company utilized $198,356 of these available securities as collateral for securities loaned, $154,994 for bank loans, and $5,750 for OCC margin requirements.

19. MINIMUM REGULATORY CAPITAL REQUIREMENTS
The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on the consolidated financial statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for June 30, 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2019, the Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2019, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2019 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Regulatory Capital:
Tier 1	$938,143	$893,338	$932,366	$837,985
Common equity tier 1	$933,080	$888,275	$932,366	$837,985
Total capital (to risk-weighted assets)	$1,053,855	$993,650	$989,678	$887,297

Assets:
Average adjusted	$10,717,011	$9,450,894	$10,124,487	$9,509,891
Total risk-weighted	$8,161,588	$6,694,963	$7,679,738	$6,686,634

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.75%	9.45%	9.21%	8.88%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.43%	13.27%	12.14%	12.53%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.49%	13.34%	12.14%	12.53%	8.00%	6.00%
Total capital (to risk-weighted assets)	12.91%	14.84%	12.89%	13.27%	10.00%	8.00%

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2019, the Company and Bank are in compliance with the capital conservation buffer requirement. The final provision related to this follows implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement was phased in, beginning on January 1, 2016 at 0.625%, with additional 0.625% percent increments annually, and became fully phased in at 2.5% on January 1, 2019. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. A banking organization with a buffer of less than the required amount is subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.
Securities Business
Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Axos Clearing is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, the Company has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. On June 30, 2019, under the alternate method, the Company may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

At June 30, 2019, the net capital position of Axos Clearing was as follows:

(Dollars in thousands)	Axos Clearing
Net capital	$21,669
Less: required net capital	3,811
Excess capital	$17,858

Net capital as a percentage of aggregate debit items	11.37%
Net capital in excess of 5% aggregate debit items	$12,142

Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At June 30, 2019, the Company had a deposit requirement of $198.3 million and maintained a deposit of $204.7 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at the Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At June 30, 2019, the Company had a deposit requirement of $3.4 million and maintained a deposit of $1.7 million. On July 1, 2019, Axos Clearing made a deposit to satisfy the deposit requirement.
20. EMPLOYEE BENEFIT PLAN
The Company has two 401(k) plans whereby substantially all of its employees may participate in one of the plans. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company provides an employer matching contribution to each of the 401(k) plans based on an employee’s designated deferral of their eligible compensation. For the fiscal years ended June 30, 2019, 2018, and 2017, expenses attributable to the plans amounted to $2,391, $1,501, and $1,288, respectively.

21. PARENT-ONLY CONDENSED FINANCIAL INFORMATION
The following Axos Financial, Inc. (Parent company only) financial information should be read in conjunction with the consolidated financial statements of the Company and the other notes to the consolidated financial statements:
Axos Financial, Inc. (Parent Company Only) CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2019	2018
ASSETS
Cash and due from banks	$26,907	$108,085
Loans	10	20
Other assets	18,761	10,238
Investment in subsidiary	1,106,078	905,159
Total assets	$1,151,756	$1,023,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings, subordinated notes and debentures	$62,129	$54,521
Accounts payable and accrued liabilities and other liabilities	16,577	8,468
Total liabilities	78,706	62,989
Stockholders’ equity	1,073,050	960,513
Total liabilities and stockholders’ equity	$1,151,756	$1,023,502

Axos Financial, Inc. (Parent Company Only) STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands)	2019	2018	2017
Interest income	$472	$479	$621
Interest expense	3,931	3,648	3,613
Net interest (expense) income	(3,459)	(3,169)	(2,992)
Net interest (expense) income, after provision for loan losses	(3,459)	(3,169)	(2,992)
Non-interest income (loss)	—	153	—
Non-interest expense and tax benefit[1]	15,143	11,825	8,561
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiary	(18,602)	(14,841)	(11,553)
Dividends from subsidiary	80,000	69,800	6,400
Equity in undistributed earnings of subsidiary	93,733	97,452	139,893
Net income	$155,131	$152,411	$134,740
Comprehensive income	$155,760	$151,311	$142,531

1 Includes tax benefits of $10,749, $11,140, and $8,518 for the years ended June 30, 2019, 2018, and 2017, respectively.

Axos Financial, Inc. (Parent Company Only) STATEMENT OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,131	$152,411	$134,740
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	—	(2)	—
Amortization of borrowing costs	208	208	208
Impairment charge on securities	—	—	(1)
Net gain on investment securities	—	(153)	—
Stock-based compensation expense	23,439	20,399	14,535
Equity in undistributed earnings of subsidiary	(93,733)	(97,452)	(139,893)
Decrease (increase) in other assets	(8,477)	(4,938)	469
Increase (decrease) in other liabilities	7,986	5,528	316
Net cash provided by (used in) operating activities	84,554	76,001	10,374
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	—	162	—
Origination of loans and leases held for investment	(844)	—	—
Proceeds from principal repayments on loans	854	9	8
Investment in subsidiary	(106,557)	(4,000)	—
Net cash provided by (used in) investing activities	(106,547)	(3,829)	8
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax effect from vesting of restricted stock units	—	7	432
Tax payments related to the settlement of restricted stock units	(9,916)	(9,958)	(6,532)
Repurchase of treasury stock	(56,437)	(35,183)	—
Proceeds from issuance of subordinated notes	7,400	—	—
Cash dividends on preferred stock	(232)	(309)	(309)
Net cash provided by (used in) financing activities	(59,185)	(45,443)	(6,409)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(81,178)	26,729	3,973
CASH AND CASH EQUIVALENTS—Beginning of year	108,085	81,356	77,383
CASH AND CASH EQUIVALENTS—End of year	$26,907	$108,085	$81,356

22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended in Fiscal Year 2019
(Dollars in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$141,643	$169,208	$131,239	$122,797
Interest expense	41,206	40,039	38,519	36,518
Net interest income	100,437	129,169	92,720	86,279
Provision for loan and lease losses	2,800	19,000	4,950	600
Net interest income after provision for loan and lease losses	97,637	110,169	87,770	85,679
Non-interest income	23,224	26,098	16,892	16,543
Non-interest expense	65,536	81,815	50,933	52,922
Income before income tax expense	55,325	54,452	53,729	49,300
Income tax expense	14,691	15,631	14,894	12,459
Net income	$40,634	$38,821	$38,835	$36,841
Net income attributable to common stock	$40,557	$38,744	$38,757	$36,764
Basic earnings per share	$0.66	$0.63	$0.62	$0.59
Diluted earnings per share	$0.66	$0.63	$0.62	$0.58

	Quarters Ended in Fiscal Year 2018
(Dollars in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$118,898	$144,880	$107,785	$103,511
Interest expense	31,850	28,197	23,572	22,961
Net interest income	87,048	116,683	84,213	80,550
Provision for loan and lease losses	3,900	16,900	4,000	1,000
Net interest income after provision for loan and lease losses	83,148	99,783	80,213	79,550
Non-interest income	16,977	23,525	17,099	13,340
Non-interest expense	49,673	45,434	40,809	38,020
Income before income tax expense	50,452	77,874	56,503	54,870
Income tax expense	13,335	26,621	24,845	22,487
Net income	$37,117	$51,253	$31,658	$32,383
Net income attributable to common stock	$37,040	$51,176	$31,580	$32,306
Basic earnings per share	$0.59	$0.82	$0.50	$0.51
Diluted earnings per share	$0.58	$0.80	$0.49	$0.50

23.	SEGMENT REPORTING

The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Company operates through two operating segments: Banking Business and Securities Business.
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

The Securities Business includes the Clearing Broker-Dealer, Registered Investment Advisor, and Introducing Broker-Dealer lines of businesses. These lines of business offer products such as clearing and execution of securities transactions, margin lending to correspondents and their customers, and lending proprietary and conduit securities independently to their own customers as well as to Banking Business clients. The products offered by the lines of business in the Securities Business primarily generate net interest and non-banking service fee income.
There are no material inter-segment sales or transfers. The accounting policies used by each reportable segment are the same as those discussed in Note 1. All costs, except certain corporate administration costs and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.
In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	Year Ended June 30, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$404,500	$7,564	$(3,459)	$408,605
Provision for loan losses	27,350	—	—	27,350
Non-interest income	70,917	12,071	(231)	82,757
Non-interest expense	192,588	34,430	24,188	251,206
Income before taxes	$255,479	$(14,795)	$(27,878)	$212,806

	Year Ended June 30, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$371,661	$—	$(3,167)	$368,494
Provision for loan losses	25,800	—	—	25,800
Non-interest income	70,788	—	153	70,941
Non-interest expense	152,877	—	21,059	173,936
Income before taxes	$263,772	$—	$(24,073)	$239,699

	June 30, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total assets	$10,566,813	$645,650	$7,775	$11,220,238

	June 30, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,719	$—	$—	$35,719
Total assets	$9,531,165	$—	$8,339	$9,539,504