Form 10-Q
period 2019-09-30
Axos Financial, Inc.
filed 2019-10-30
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37709
AXOS FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0867444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9205 West Russell Road, STE 400, Las Vegas, NV                     89148
(Address of principal executive offices)                    (zip code)
Registrant’s telephone number, including area code: (858) 649-2218

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	AX	New York Stock Exchange
6.25% Subordinated Notes Due 2026	AXO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
__________________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 61,288,761 shares of common stock, $0.01 par value per share, as of October 25, 2019.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	September 30, 2019	June 30, 2019
ASSETS
Cash and cash equivalents	$456,207	$511,225
Cash segregated for regulatory purposes	246,115	346,143
Total cash, cash equivalents, and cash segregated	702,322	857,368
Securities - available-for-sale	187,816	227,513
Stock of regulatory agencies	20,274	20,276
Loans held for sale, carried at fair value	40,554	33,260
Loans held for sale, lower of cost or fair value	2,604	4,800
Loans and leases—net of allowance for loan and lease losses of $59,227 as of September 30, 2019 and $57,085 as of June 30, 2019	9,784,217	9,382,124
Mortgage servicing rights, carried at fair value	10,632	9,784
Other real estate owned and repossessed vehicles	7,461	7,485
Goodwill and other intangible assets—net	133,147	134,893
Securities borrowed	288,974	144,706
Customer, broker-dealer and clearing receivables	295,188	203,192
Other assets	297,672	194,837
TOTAL ASSETS	$11,770,861	$11,220,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,513,138	$1,441,930
Interest bearing	7,701,387	7,541,243
Total deposits	9,214,525	8,983,173
Advances from the Federal Home Loan Bank	492,500	458,500
Borrowings, subordinated notes and debentures	133,681	168,929
Securities loaned	337,870	198,356
Customer, broker-dealer and clearing payables	298,501	238,604
Accounts payable and accrued liabilities and other liabilities	177,544	99,626
Total liabilities	10,654,621	10,147,188
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of September 30, 2019 and June 30, 2019	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 66,837,037 shares issued and 61,287,595 shares outstanding as of September 30, 2019; 66,563,922 shares issued and 61,128,817 shares outstanding as of June 30, 2019	668	666
Additional paid-in capital	394,904	389,945
Accumulated other comprehensive income (loss)—net of tax	533	16
Retained earnings	866,879	826,170
Treasury stock, at cost; 5,549,442 shares as of September 30, 2019 and 5,435,105 shares as of June 30, 2019	(151,807)	(148,810)
Total stockholders’ equity	1,116,240	1,073,050
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,770,861	$11,220,238

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except earnings per common share)	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$133,887	$116,593
Securities borrowed and customer receivables	6,238	—
Investments	6,220	6,204
Total interest and dividend income	146,345	122,797
INTEREST EXPENSE:
Deposits	38,806	28,681
Advances from the Federal Home Loan Bank	1,764	6,908
Securities loaned	286	—
Other borrowings	2,186	929
Total interest expense	43,042	36,518
Net interest income	103,303	86,279
Provision for loan and lease losses	2,700	600
Net interest income, after provision for loan and lease losses	100,603	85,679
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	—	(133)
Prepayment penalty fee income	1,412	904
Gain on sale – other	3,822	3,133
Mortgage banking income	2,794	1,815
Broker-dealer fee income	5,656	—
Banking and service fees	7,852	10,824
Total non-interest income	21,536	16,543
NON-INTEREST EXPENSE:
Salaries and related costs	36,717	30,662
Data processing	7,811	4,735
Depreciation and amortization	5,224	3,016
Advertising and promotional	3,790	4,425
Professional services	1,589	1,858
Occupancy and equipment	2,838	1,602
FDIC and regulatory fees	191	2,926
Broker-dealer clearing charges	2,008	—
General and administrative expense	5,299	3,698
Total non-interest expense	65,467	52,922
INCOME BEFORE INCOME TAXES	56,672	49,300
INCOME TAXES	15,886	12,459
NET INCOME	$40,786	$36,841
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$40,709	$36,764
COMPREHENSIVE INCOME	$41,303	$37,047
Basic earnings per common share	$0.66	$0.59
Diluted earnings per common share	$0.66	$0.58

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2019	2018
NET INCOME	$40,786	$36,841
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $217 and $48 for the three months ended September 30, 2019 and 2018, respectively.	517	112
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $0 and $(39) for the three months ended September 30, 2019 and 2018, respectively.	—	94
Other comprehensive income (loss)	517	206
Comprehensive income	$41,303	$37,047

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2019
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2019	515	$5,063	66,563,922	(5,435,105)	61,128,817	$666	$389,945	$826,170	$16	$(148,810)	$1,073,050
Net income	—	—	—	—	—	—	—	40,786	—	—	40,786
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	517	—	517
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Stock-based compensation expense and restricted stock unit vesting	—	—	273,115	(114,337)	158,778	2	4,959	—	—	(2,997)	1,964
BALANCE—September 30, 2019	515	$5,063	66,837,037	(5,549,442)	61,287,595	$668	$394,904	$866,879	$533	$(151,807)	$1,116,240

	For the Three Months Ended September 30, 2018
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2018	515	$5,063	65,796,060	(3,107,996)	62,688,064	$658	$366,515	$671,348	$(613)	$(82,458)	$960,513
Net income	—	—	—	—	—	—	—	36,841	—	—	36,841
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	206	—	206
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Stock-based compensation expense and restricted stock unit vesting	—	—	247,582	(103,915)	143,667	2	6,849	—	—	(4,087)	2,764
BALANCE—September 30, 2018	515	$5,063	66,043,642	(3,211,911)	62,831,731	$660	$373,364	$708,112	$(407)	$(86,545)	$1,000,247

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,786	$36,841
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net accretion on securities and loans and leases	43	(355)
Amortization of borrowing costs	52	52
Amortization of operating lease right of use asset	(1,356)	—
Stock-based compensation expense	4,961	6,851
Net (gain) loss on sale of investment securities	—	133
Provision for loan and lease losses	2,700	600
Deferred income taxes	78	(430)
Origination of loans held for sale	(327,812)	(302,967)
Unrealized (gain) loss on loans held for sale	6	119
Gain on sales of loans held for sale	(6,616)	(4,948)
Proceeds from sale of loans held for sale	325,968	307,062
Change in fair value of mortgage servicing rights	683	289
(Gain) loss on sale of other real estate and foreclosed assets	(61)	(103)
Depreciation and amortization	5,224	3,016
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	(1,797)	(9,223)
Securities borrowed	(144,268)	—
Customer, broker-dealer and clearing receivables	(91,996)	—
Other assets	20,059	9,225
Accrued interest payable	(247)	600
Securities loaned	139,514	—
Customer, broker-dealer and clearing payables	59,897	—
Accounts payable and other liabilities	(4,387)	(3,233)
Net cash provided by (used in) operating activities	21,431	43,529
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(77,901)	(39,936)
Proceeds from sales of securities	—	1,927
Proceeds from repayment of securities	117,772	15,830
Purchase of stock of regulatory agencies	—	(69,561)
Proceeds from redemption of stock of regulatory agencies	2	17,151
Origination of loans and leases held for investment	(1,429,386)	(1,350,179)
Proceeds from sale of loans and leases held for investment	4,143	10,714
Origination of mortgage warehouse loans, net	(32,380)	—
Proceeds from sales of other real estate owned and repossessed assets	218	355
Principal repayments on loans and leases	1,017,332	1,073,409
Purchases of furniture, equipment and software	(3,178)	(3,194)
Net cash used in investing activities	(403,378)	(343,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	231,352	(1,907,762)
Proceeds from the Federal Home Loan Bank term advances	60,000	—
Repayment of the Federal Home Loan Bank term advances	(5,000)	(20,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	(21,000)	2,143,000
Repayments of borrowings	(35,300)	—
Tax payments related to settlement of restricted stock units	(2,997)	(4,087)
Cash dividends paid on preferred stock	(154)	(77)
Net cash provided by financing activities	226,901	211,074
NET CHANGE IN CASH AND CASH EQUIVALENTS	(155,046)	(88,881)
CASH AND CASH EQUIVALENTS—Beginning of year	$857,368	$622,850
CASH AND CASH EQUIVALENTS—End of period	$702,322	$533,969
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$42,200	$35,917
Income taxes paid	$9,653	$7,980
Transfers to other real estate and repossessed vehicles	$152	$166
Transfers from loans and leases held for investment to loans held for sale	$40,025	$54,074
Loans and leases held for investment sold, cash not received	$39,184	$50,985
Operating lease liabilities for obtaining right of use assets	$79,746	$—
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2019 AND 2018
(Dollars in thousands, except per share and stated value amounts)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (the “Axos Nevada Holding” and collectively, the “Company”). Axos Nevada Holding wholly owns its subsidiary Axos Securities, LLC, which wholly owns subsidiaries Axos Clearing LLC (“Axos Clearing”), a clearing broker dealer, Axos Invest, Inc., a registered investment advisor, and Axos Invest LLC, an introducing broker dealer. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2019 included in our Annual Report on Form 10-K.
Business Segments. The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company operates through two operating segments: Banking Business and Securities Business. Please refer to “Note 12 - Segment Reporting” for further information on the reporting for the Company’s two business segments.
New Accounting Standards
Leases. In February 2016, the FASB issued ASU 2016-02, Leases, as amended in July 2018 by ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements. On July 1, 2019, the Company adopted the new accounting standards that require lessees to recognize operating leases on the balance sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. The Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. The Company elected to recognize leases existing on July 1, 2019 through a modified retrospective transition approach. The Company will not adjust comparative periods based on the newly adopted guidance. Upon adoption, the Company also recognized right-of-use assets $77.8 million and lease liabilities of $79.7 million. Adoption of the standards did not have a significant effect on the Company’s regulatory capital measures.
Lessor Arrangements. The Company provides equipment financing to its customers through a variety of lessor arrangements. Direct financing leases and sales-type leases are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased property less unearned income, which is accreted to interest income over the lease terms using methods that approximate the interest method. Operating lease income is recognized on a straight-line basis. Leases generally do not contain non-lease components.
Lessee Arrangements. Substantially all of the Company’s lessee arrangements are operating leases. Under these arrangements, the Company records right-of-use assets and lease liabilities at lease commencement. Right-of-use assets are reported in other assets on the September 30, 2019 unaudited Condensed Consolidated Balance Sheet, and the related lease liabilities are reported in accounts payable and accrued liabilities and other liabilities. All leases are recorded on the unaudited Condensed Consolidated Balance Sheet except leases with an initial term less than 12 months for which the Company made the short-term lease election. Lease expense is recognized on a straight-line basis over the lease term and is recorded in occupancy and equipment expense in the unaudited Condensed Consolidated Statements of Income.
The Company made an accounting policy election not to separate lease and non-lease components of a contract that is or contains a lease for its real estate and equipment leases. As such, lease payments represent payments on both lease and non-lease components. At lease commencement, lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate. Right-of-use assets initially equal the lease liability, adjusted for any lease payments made prior to lease commencement and for any lease incentives.
New Accounting Pronouncements
Accounting Standards Adopted During Fiscal 2020
In March 2017, the FASB issued guidance within ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in ASU 2017-08 to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date, which more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this standard on July 1, 2019. The new guidance did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018. The Company adopted this standard on July 1, 2019. The new guidance did not have a significant impact on the Company’s unaudited condensed consolidated financial statements at the time of adoption.
In June 2018, the FASB issued guidance within ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments in ASU 2018-07 to Topic 718, Compensation-Stock Compensation, are intended to align the accounting for share-based payment awards issued to employees and nonemployees. Changes to the accounting for nonemployee awards include: 1) equity classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date; 2) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and 3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The Company’s share-based payment awards to nonemployees consist only of grants made to the Company’s nonemployee Directors as compensation solely related to each individual’s role as a nonemployee Director. As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its nonemployee Directors in the same manner as share-based payment awards for its employees. The Company adopted this standard on July 1, 2019. The amendments in this guidance did not have an effect on the accounting for the Company’s current share-based payment awards to its nonemployee Directors.
In August 2018, the FASB issued guidance within ASU 2018-13, Fair Value Measurement Disclosure Framework (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 require a nonpublic entity to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities. Public companies are also now required to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Under current GAAP, entities are required to disclose a roll forward for Level 3 fair value measurements. The amendments in this ASU related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, the narrative description of measurement uncertainty was applied for all periods presented. The Company adopted this standard on July 1, 2019. The new guidance did not have a significant impact on the Company’s unaudited condensed consolidated financial statements at the time of adoption.

Accounting Standards Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. ASU 2016-13 should be applied on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the statement of financial condition as of the date of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The guidance will be effective for the Company’s financial statements that include periods beginning July 1, 2020. The Company’ working group is progressing in accordance with its implementation plan and has significantly completed model development. The Company expects ASU 2016-13 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

2.	REVENUE RECOGNITION

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2019	2018
Non-interest income
Deposit service fees	$362	$208
Card fees	1,330	1,754
Broker-dealer clearing fees	5,656	—
Bankruptcy trustee and fiduciary service fees	865	2,203
Non-interest income (in-scope of Topic 606)	8,213	4,165
Non-interest income (out-of-scope of Topic 606)	13,323	12,378
Total non-interest income	$21,536	$16,543

3.	ACQUISITIONS
The Company completed two business acquisitions and two asset acquisitions during the fiscal year ended June 30, 2019. the Company had no acquisitions during the three months ended September 30, 2019. The pro forma results of operations and the results of operations for the acquisitions since the acquisition date have not been separately disclosed because the effects were not material to the consolidated financial statements. The purchase transactions are detailed below.
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
The acquisition of COR Securities is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The Company recorded goodwill of $35.5 million and an additional $20.1 million in intangible assets as of the Acquisition Date. The estimated fair values of the acquired assets and assumed liabilities are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the closing date of acquisition. Included in the professional services line of the statement of income the Company recognized $0.4 million in transaction costs.
The consideration paid for COR Securities common equity and the provisional fair values of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

(Dollars in thousands)	January 28, 2019
ASSETS
Cash and due from banks	$16,604
Cash segregated for regulatory purposes	142,016
Securities, available for sale	9,585
Stock of the regulatory agencies, at cost	2,431
Furniture, equipment and software—net	—
Securities borrowed	157,898
Customer, broker-dealer and clearing receivables	234,352
Other assets	5,487
Total identifiable assets	$568,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable to banks	$85,100
Securities loaned	203,041
Customer, broker-dealer and clearing payables	240,110
Deferred income tax	—
Accounts payable and accrued liabilities	7,383
Total identifiable liabilities	$535,634

Goodwill	$35,501
Intangible assets	20,120
Total cash purchase price	$80,860
Notes issued	$7,500
Total fair value of consideration paid	88,360

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and June 30, 2019. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,694	$—	$1,694
Agency RMBS[1]	—	9,145	—	9,145
Non-Agency RMBS[2]	—	—	13,132	13,132
Municipal	—	10,415	—	10,415
Asset-backed securities and structured notes	—	153,430	—	153,430
Total—Securities—Available-for-Sale	$—	$174,684	$13,132	$187,816
Loans Held for Sale	$—	$40,554	$—	$40,554
Mortgage servicing rights	$—	$—	$10,632	$10,632
Other assets—Derivative instruments	$—	$—	$1,978	$1,978
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$251	$251

	June 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,685	$—	$1,685
Agency RMBS[1]	—	9,586	—	9,586
Non-Agency RMBS[2]	—	—	13,025	13,025
Municipal	—	21,162	—	21,162
Asset-backed securities and structured notes	—	182,055	—	182,055
Total—Securities—Available-for-Sale	$—	$214,488	$13,025	$227,513
Loans Held for Sale	$—	$33,260	$—	$33,260
Mortgage servicing rights	$—	$—	$9,784	$9,784
Other assets—Derivative instruments	$—	$—	$1,978	$1,978
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$732	$732

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2019
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$13,025	$9,784	$1,246	$24,055
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(683)	481	(202)
Included in other comprehensive income	689	—	—	689
Purchases, issues, sales and settlements:
Purchases	—	1,531	—	1,531
Settlements	(582)	—	—	(582)
Closing balance	$13,132	$10,632	$1,727	$25,491

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(683)	$481	$(202)

	For the Three Months Ended
	September 30, 2018
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$17,443	$10,752	$953	$29,148
Total gains or losses for the period:
Included in earnings—Sale of securities	(133)	—	—	(133)
Included in earnings—Mortgage banking income	—	(289)	39	(250)
Included in other comprehensive income	442	—	—	442
Purchases, issues, sales and settlements:
Purchases	—	753	—	753
Sales	(2,058)	—	—	(2,058)
Settlements	(724)	—	—	(724)
Closing balance	$14,970	$11,216	$992	$27,178

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(133)	$(289)	$39	$(383)

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	September 30, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$13,132	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 25.6% (12.7%) 1.5 to 10.3% (5.0%) 40.0 to 68.4% (59.7%) 2.7 to 6.7% (4.2%)
Mortgage Servicing Rights	$10,632	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.6 to 27.3% (9.9%) 1.9 to 8.5 (6.5) 9.5 to 13.0% (9.8%)
Derivative Instruments	$1,727	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.8% (0.5%)

	June 30, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$13,025	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.9 to 32.5% (10.0%) 1.5 to 10.2% (4.4%) 40.0 to 68.3% (59.4%) 2.7 to 6.9% (4.1%)
Mortgage Servicing Rights	$9,784	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.7 to 33.7% (10.1%) 1.9 to 8.8 (6.4) 9.5 to 13.0% (9.8%)
Derivative Instruments	$1,246	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.4 to 0.8% (0.6%)

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

The table below summarizes assets measured for impairment on a non-recurring basis:

	September 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans and Leases:
Single family real estate secured:
Mortgage	$—	$—	$50,421	$50,421
Multifamily real estate secured	—	—	978	978
Auto and RV secured	—	—	132	132
Commercial & Industrial	—	—	4,132	4,132
Other	—	—	269	269
Total	$—	$—	$55,932	$55,932
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$7,420	$7,420
Autos and RVs	—	—	41	41
Total	$—	$—	$7,461	$7,461

	June 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans and Leases:
Single family real estate secured:
Mortgage	$—	$—	$46,005	$46,005
Multifamily real estate secured	—	—	2,108	2,108
Auto and RV secured	—	—	115	115
Other	—	—	216	216
Total	$—	$—	$48,444	$48,444
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$7,449	$7,449
Autos and RVs	—	—	36	36
Total	$—	$—	$7,485	$7,485

Impaired loans and leases measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans and leases have a carrying amount of $55,932, after charge-offs of $64 for the three months ended September 30, 2019, life to date charge-offs of $1,708, life to date interest payments applied to principal of $1,553 for total life to date principal balance adjustments of $3,261. Impaired loans had a related allowance of $478 at September 30, 2019.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $7,461 after charge-offs of $17 for the three months ended September 30, 2019.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2019 and June 30, 2019.

As of September 30, 2019 and June 30, 2019, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	September 30, 2019	June 30, 2019
Aggregate fair value	$40,554	$33,260
Contractual balance	39,641	32,342
Gain	$913	$918
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Interest income	$305	$314
Change in fair value	475	(81)
Total	$780	$233

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2019
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans and leases:
Single family real estate secured:
Mortgage	$50,421	Sales comparison approach	Adjustment for differences between the comparable sales	-17.6 to 18.5% (0.3%)
Multifamily real estate secured	$978	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-4.2 to 1.1% (-2.3%)
Auto and RV secured	$132	Sales comparison approach	Adjustment for differences between the comparable sales	-30.3 to 13.2% (-3.1%)
Commercial and Industrial	$4,132	Sales comparison approach	Adjustment for differences between the comparable sales	-100.0 to 0.0% (-50.0%)
Other	$269	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) -0.7 to 0.6% (-0.1%)
Other real estate owned and foreclosed assets:
Single family real estate	$7,420	Sales comparison approach	Adjustment for differences between the comparable sales	8.8 to 18.7% (16.7%)
Autos and RVs	$41	Sales comparison approach	Adjustment for differences between the comparable sales	-13.2 to 66.7% (0.8%)
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

	June 30, 2019
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans and leases:
Single family real estate secured:
Mortgage	$46,005	Sales comparison approach	Adjustment for differences between the comparable sales	-83.2 to 80% (-2.0%)
Multifamily real estate secured	$2,108	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	-87.9 to 102.7% (-0.1%)
Auto and RV secured	$115	Sales comparison approach	Adjustment for differences between the comparable sales	-49.0 to 24.0% (2.6%)
Other	$216	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) -2.2 to 1.1% (-0.6%)
Other real estate owned and foreclosed assets:
Single family real estate	$7,449	Sales comparison approach	Adjustment for differences between the comparable sales	-46.3 to 53.0% (5.3%)
Autos and RVs	$36	Sales comparison approach	Adjustment for differences between the comparable sales	-13.6 to 56.3% (8.0%)

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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at September 30, 2019 and June 30, 2019 were as follows:

	September 30, 2019
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$702,322	$702,322	$—	$—	$702,322
Securities available-for-sale	187,816	—	174,684	13,132	187,816
Loans held for sale, at fair value	40,554	—	40,554	—	40,554
Loans held for sale, at lower of cost or fair value	2,604	—	—	2,721	2,721
Loans and leases held for investment—net	9,784,217	—	—	10,082,917	10,082,917
Securities Borrowed	288,974	—	—	289,032	289,032
Customer, broker-dealer and clearing receivables	295,188	—	—	302,361	302,361
Accrued interest receivable	40,767	—	—	40,767	40,767
Mortgage servicing rights	10,632	—	—	10,632	10,632
Financial liabilities:
Total deposits	9,214,525	—	8,990,837	—	8,990,837
Advances from the Federal Home Loan Bank	492,500	—	497,206	—	497,206
Borrowings, subordinated notes and debentures	133,681	—	134,846	—	134,846
Securities loaned	337,870	—	—	338,039	338,039
Customer, broker-dealer and clearing payables	298,501	—	—	266,301	266,301
Accrued interest payable	2,635	—	2,635	—	2,635

	June 30, 2019
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$857,368	$857,368	$—	$—	$857,368
Securities available-for-sale	227,513	—	214,488	13,025	227,513
Loans held for sale, at fair value	33,260	—	33,260	—	33,260
Loans held for sale, at lower of cost or fair value	4,800	—	—	4,990	4,990
Loans and leases held for investment—net	9,382,124	—	—	9,630,061	9,630,061
Securities Borrowed	144,706	—	—	144,720	144,720
Customer, broker-dealer and clearing receivables	203,192	—	—	203,355	203,355
Accrued interest receivable	38,988	—	—	38,988	38,988
Mortgage servicing rights	9,784	—	—	9,784	9,784
Financial liabilities:
Total deposits	8,983,173	—	8,758,861	—	8,758,861
Advances from the Federal Home Loan Bank	458,500	—	461,156	—	461,156
Borrowings, subordinated notes and debentures	168,929	—	169,212	—	169,212
Securities loaned	198,356	—	—	198,197	198,197
Customer, broker-dealer and clearing payables	238,604	—	—	229,987	229,987
Accrued interest payable	2,882	—	2,882	—	2,882

The methods and assumptions, not previously presented, used to estimate fair value are described as follows: Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans and leases or deposits that reprice frequently and fully. For fixed rate loans and leases, deposits, borrowings or subordinated notes and debentures and for variable rate loans and leases, securities borrowed, customer broker-dealer and clearing receivables, deposits, borrowings, securities loaned, customer broker-dealer and clearing payables, with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing available for sale securities and loans held for sale can be found earlier in this footnote. The carrying amount of stock of regulatory agencies approximates the estimated fair value of this investment. The fair value of off-balance sheet items is not considered material.

5.	SECURITIES
The amortized cost, carrying amount and fair value for the available-for-sale securities at September 30, 2019 and June 30, 2019 were:

	September 30, 2019
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$9,027	$150	$(32)	$9,145
Non-agency[2]	12,907	788	(563)	13,132
Total mortgage-backed securities	21,934	938	(595)	22,277
Non-RMBS:
U.S. agencies[1]	1,693	1	—	1,694
Municipal	10,534	31	(150)	10,415
Asset-backed securities and structured notes	152,018	1,466	(54)	153,430
Total Non-RMBS	164,245	1,498	(204)	165,539
Total debt securities	$186,179	$2,436	$(799)	$187,816

	June 30, 2019
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$9,486	$179	$(79)	$9,586
Non-agency[2]	13,489	226	(690)	13,025
Total mortgage-backed securities	22,975	405	(769)	22,611
Non-RMBS:
U.S. agencies[1]	1,682	3	—	1,685
Municipal	21,974	16	(828)	21,162
Asset-backed securities and structured notes	179,976	2,088	(9)	182,055
Total Non-RMBS	203,632	2,107	(837)	204,902
Total debt securities	$226,607	$2,512	$(1,606)	$227,513

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $13,132 at September 30, 2019 consists of fourteen different issues of super senior securities.

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

The face amounts of debt securities available-for-sale that were pledged to secure borrowings at September 30, 2019 and June 30, 2019 were $3,486 and $3,555 respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2019
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$4,494	$(32)	$4,494	$(32)
Non-agency	29	(2)	8,352	(561)	8,381	(563)
Total RMBS securities	29	(2)	12,846	(593)	12,875	(595)
Non-RMBS:
Municipal debt	—	—	3,024	(150)	3,024	(150)
Asset-backed securities and structured notes	60,393	(50)	1,670	(4)	62,063	(54)
Total Non-RMBS	60,393	(50)	4,694	(154)	65,087	(204)
Total debt securities	$60,422	$(52)	$17,540	$(747)	$77,962	$(799)

	June 30, 2019
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$44	$(2)	$4,612	$(77)	$4,656	$(79)
Non-agency	32	(1)	8,527	(689)	8,559	(690)
Total RMBS securities	76	(3)	13,139	(766)	13,215	(769)
Non-RMBS:
Municipal debt	—	—	12,997	(828)	12,997	(828)
Asset-backed securities and structured notes	101	(1)	1,779	(8)	1,880	(9)
Total Non-RMBS	101	(1)	14,776	(836)	14,877	(837)
Total debt securities	$177	$(4)	$27,915	$(1,602)	$28,092	$(1,606)

There were eighteen securities that were in a continuous loss position at September 30, 2019 for a period of more than 12 months.There were two securities that were in a continuous loss position at September 30, 2019 for a period of less than 12 months. There were twenty-one securities that were in a continuous loss position at June 30, 2019 for a period of more than 12 months.There were three securities that were in a continuous loss position at June 30, 2019 for a period of less than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Beginning balance	$(821)	$—
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	—
Credit losses realized for securities sold	—	—
Ending balance	$(821)	$—

At September 30, 2019, one non-agency RMBS with a total carrying amount of $3,563 was determined to have cumulative credit losses of $821 of which none was recognized in earnings during the three months ended September 30, 2019. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
To determine the cash flow expected to be collected and to calculate the present value for purposes of testing for other-than-temporary impairment, the Company utilizes the same industry-standard tool and the same cash flows as those calculated for Level 3 fair values as discussed in Note 4 – “Fair Value” in our Annual Report on Form 10-K for the year ended June 30, 2019. The discount rates used to compute the present value of the expected cash flows for purposes of testing for the credit component of the other-than-temporary impairment are either the implicit rate calculated in each of the Company’s securities at acquisition or the last accounting yield. The Company calculates the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. Once the discount rate (or discount margin in the case of floating rate securities) is calculated as described above, the discount is used in the industry-standard model to calculate the present value of the cash flows.
During the three months ended September 30, 2018, the company sold one available-for-sale securities with a carrying value of $2,059 resulting in a $133 loss. During the three months ended September 30, 2019, the company sold no available-for-sale securities.
The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Proceeds	$—	$1,927
Gross realized gains	—	—
Gross realized losses	—	(133)
Net realized gain (loss) on securities	$—	$(133)

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	September 30, 2019	June 30, 2019
Available-for-sale debt securities—net unrealized gains (losses)	$1,637	$905
Available-for-sale debt securities—non-credit related losses	(845)	(845)
Subtotal	792	60
Tax (expense) benefit	(259)	(44)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$533	$16

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s Non-RMBS securities classified as available-for-sale were:

	September 30, 2019
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$816	$820
Due one to five years	2,773	2,796
Due five to ten years	2,563	2,601
Due after ten years	2,875	2,928
Total RMBS—U.S. agencies[1]	9,027	9,145
RMBS—Non-agency:
Due within one year	2,191	2,231
Due one to five years	6,434	6,502
Due five to ten years	3,523	3,573
Due after ten years	759	826
Total RMBS—Non-agency	12,907	13,132
Non-RMBS:
Due within one year	6,777	7,379
Due one to five years	152,062	152,880
Due five to ten years	772	736
Due after ten years	4,634	4,544
Total Non-RMBS	164,245	165,539
Total	$186,179	$187,816

1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

6.	LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2019	June 30, 2019
Single family real estate secured:
Mortgage	$4,175,269	$4,281,080
Warehouse	334,379	301,999
Financing[1]	503,565	518,560
Multifamily secured - mortgage and financing	2,168,884	1,948,513
Commercial real estate secured - mortgage	343,954	326,154
Auto and RV secured	301,881	290,894
Commercial & Industrial	1,941,940	1,662,629
Other	66,050	119,481
Total gross loans and leases	9,835,922	9,449,310
Allowance for loan and lease losses	(59,227)	(57,085)
Unaccreted discounts and loan and lease fees	7,522	(10,101)
Total net loans and leases	$9,784,217	$9,382,124

1Single family real estate secured: Financing consists of commercial specialty and lender finance loans secured by single family real estate.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, changes in the volume and mix of loans, collateral values and charge-off history. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at September 30, 2019, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	For the Three Months Ended September 30, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV Secured	Commercial & Industrial	Other	Total
Balance at July 1, 2019	$21,295	$996	$5,331	$4,097	$1,044	$4,818	$17,514	$1,990	$57,085
Provision for loan and lease losses	(824)	144	(1,590)	1,211	60	308	3,205	186	2,700
Charge-offs	(6)	—	—	—	—	(275)	—	(796)	(1,077)
Recoveries	108	—	—	—	—	76	—	335	519
Balance at September 30, 2019	$20,573	$1,140	$3,741	$5,308	$1,104	$4,927	$20,719	$1,715	$59,227

	For the Three Months Ended September 30, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV Secured	Commercial & Industrial	Other	Total
Balance at July 1, 2018	$20,382	$523	$1,557	$5,010	$849	$3,178	$16,282	$1,370	$49,151
Provision for loan and lease losses	930	(27)	(124)	(193)	6	622	203	(817)	600
Charge-offs	(1)	—	—	—	—	(233)	(600)	(391)	(1,225)
Recoveries	398	—	—	109	—	48	—	1,039	1,594
Balance at September 30, 2018	$21,709	$496	$1,433	$4,926	$855	$3,615	$15,885	$1,201	$50,120

The following tables present our loans and leases evaluated individually for impairment by portfolio class:

	September 30, 2019
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest / Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	$3,507	$1,048	$2,459	$254	$2,713	$—	$—
Purchased	2,207	1,183	1,024	—	1,024	—	—
Auto and RV secured:
In-house originated	372	246	126	4	130	—	—

With an allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	46,238	748	45,490	630	46,120	448	—
Purchased	1,484	36	1,448	122	1,570	13	—
Multifamily secured - mortgage and financing:
In-house originated	978	—	978	—	978	2	—
Auto and RV secured:
In-house originated	6	—	6	—	6	1	—
Commercial and Industrial	4,132	—	4,132	—	4,132	—	4,132
Other	269	—	269	—	269	14	—
Total	$59,193	$3,261	$55,932	$1,010	$56,942	$478	$4,132
As a % of total gross loans and leases	0.60%	0.03%	0.57%	0.01%	0.58%	—%	0.04%

	June 30, 2019
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest / Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	$4,874	$1,775	$3,099	$255	$3,354	$—	$—
Purchased	2,237	1,142	1,095	—	1,095	—	—
Auto and RV secured:
In-house originated	326	221	105	4	109	—	—

With an allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	40,758	348	40,410	731	41,141	393	—
Purchased	1,418	17	1,401	109	1,510	12	—
Multifamily secured - mortgage and financing:
In-house originated	2,108	—	2,108	9	2,117	3	—
Auto and RV Secured:
In-house originated	10	—	10	—	10	1	—
Other	216	—	216	—	216	13	—
Total	$51,947	$3,503	$48,444	$1,108	$49,552	$422	$—
As a % of total gross loans and leases	0.55%	0.04%	0.51%	0.01%	0.52%	—%	—%

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

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	September 30, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV secured	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$461	$—	$—	$2	$—	$1	$—	$14	$478
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	4,132	—	4,132
Collectively evaluated for impairment	20,112	1,140	3,741	5,306	1,104	4,926	16,587	1,701	54,617
Total ending allowance balance	$20,573	$1,140	$3,741	$5,308	$1,104	$4,927	$20,719	$1,715	$59,227
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$50,421	$—	$—	$978	$—	$132	$4,132	$269	$55,932
Loans and leases collectively evaluated for impairment	4,124,848	334,379	503,565	2,167,906	343,954	301,749	1,937,808	65,781	9,779,990
Principal loan and lease balance	4,175,269	334,379	503,565	2,168,884	343,954	301,881	1,941,940	66,050	9,835,922
Unaccreted discounts and loan and lease fees	8,371	—	(1,821)	4,715	600	2,678	(3,229)	(3,792)	7,522
Total recorded investment in loans and leases	$4,183,640	$334,379	$501,744	$2,173,599	$344,554	$304,559	$1,938,711	$62,258	$9,843,444
1 Loans and leases evaluated for impairment include Troubled Debt Restructurings (“TDRs”) that have been performing for more than six months.

	June 30, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV secured	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$405	$—	$—	$3	$—	$1	$—	$13	$422
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	20,890	996	5,331	4,094	1,044	4,817	17,514	1,977	56,663
Total ending allowance balance	$21,295	$996	$5,331	$4,097	$1,044	$4,818	$17,514	$1,990	$57,085
Loans and leases:
Loans and leases individually evaluated for impairment[1]	$46,005	$—	$—	$2,108	$—	$115	$—	$216	$48,444
Loans and leases collectively evaluated for impairment	4,235,075	301,999	518,560	1,946,405	326,154	290,779	1,662,629	119,265	9,400,866
Principal loan and lease balance	4,281,080	301,999	518,560	1,948,513	326,154	290,894	1,662,629	119,481	9,449,310
Unaccreted discounts and loan and lease fees	8,790	—	(1,773)	5,090	649	2,631	(3,188)	(22,300)	(10,101)
Total recorded investment in loans and leases	$4,289,870	$301,999	$516,787	$1,953,603	$326,803	$293,525	$1,659,441	$97,181	$9,439,209
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosures. Nonaccrual loans and leases consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2019	June 30, 2019
Single Family Real Estate Secured:
Mortgage:
In-house originated	$47,949	$43,509
Purchased	2,472	2,496
Multifamily secured - mortgage and financing:
In-house originated	978	2,108
Total nonaccrual loans secured by real estate	51,399	48,113
Auto and RV secured	132	115
Commercial & Industrial	4,132	—
Other	269	216
Total nonaccrual loans and leases	$55,932	$48,444
Nonaccrual loans and leases to total loans and leases	0.57%	0.51%

Approximately 1.07% of our nonaccrual loans and leases at September 30, 2019 were considered TDRs, compared to 1.29% at June 30, 2019. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan and lease category to the performing loan and lease category and any previously deferred interest income is recognized. Approximately 90.15% of the Bank’s nonaccrual loans and leases are single family first mortgages already written down to 50.52% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans and leases that are performing and nonaccrual by portfolio class:

	September 30, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV secured	Commercial & Industrial	Other	Total
Performing	$4,124,848	$334,379	$503,565	$2,167,906	$343,954	$301,749	$1,937,808	$65,781	$9,779,990
Nonaccrual	50,421	—	—	978	—	132	4,132	269	55,932
Total	$4,175,269	$334,379	$503,565	$2,168,884	$343,954	$301,881	$1,941,940	$66,050	$9,835,922

	June 30, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV secured	Commercial & Industrial	Other	Total
Performing	$4,235,075	$301,999	$518,560	$1,946,405	$326,154	$290,779	$1,662,629	$119,265	$9,400,866
Nonaccrual	46,005	—	—	2,108	—	115	—	216	48,444
Total	$4,281,080	$301,999	$518,560	$1,948,513	$326,154	$290,894	$1,662,629	$119,481	$9,449,310

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

The Company had no TDRs classified as performing loans at September 30, 2019 or June 30, 2019.

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

The following table presents the composition of the Company’s loan and lease portfolio by credit quality indicators:

	September 30, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$4,029,650	$57,705	$49,508	$—	$4,136,863
Purchased	35,770	164	2,472	—	38,406
Warehouse	332,515	1,864	—	—	334,379
Financing
In-house originated	477,137	26,428	—	—	503,565
Multifamily secured - mortgage and financing
In-house originated	2,106,581	11,393	1,855	—	2,119,829
Purchased	48,123	—	932	—	49,055
Commercial real estate secured - mortgage
In-house originated	334,886	—	2,608	—	337,494
Purchased	6,460	—	—	—	6,460
Auto and RV secured
In-house originated	301,493	82	306	—	301,881
Commercial & Industrial	1,915,283	14,053	8,472	4,132	1,941,940
Other	65,591	190	269	—	66,050
Total	$9,653,489	$111,879	$66,422	$4,132	$9,835,922
As a % of total gross loans and leases	98.1%	1.1%	0.7%	0.1%	100.0%

	June 30, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$4,157,665	$37,219	$44,568	$—	$4,239,452
Purchased	38,534	598	2,496	—	41,628
Warehouse	301,999	—	—	—	301,999
Financing
In-house originated	440,298	21,600	56,662	—	518,560
Multifamily secured - mortgage and financing
In-house originated	1,890,524	427	2,108	—	1,893,059
Purchased	54,514	—	940	—	55,454
Commercial real estate secured - mortgage
In-house originated	318,629	—	—	—	318,629
Purchased	7,525	—	—	—	7,525
Auto and RV secured
In-house originated	290,691	68	135	—	290,894
Commercial & Industrial	1,660,821	1,722	86	—	1,662,629
Other	119,036	229	216	—	119,481
Total	$9,280,236	$61,863	$107,211	$—	$9,449,310
As a % of total gross loans and leases	98.2%	0.7%	1.1%	—%	100.0%

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

	September 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$10,157	$6,766	$33,598	$50,521
Purchased	261	—	1,357	1,618
Multifamily secured - mortgage and financing
In-house originated	—	—	978	978
Auto and RV secured	330	160	40	530
Commercial & Industrial	4,132	—	—	4,132
Other	280	205	269	754
Total	$15,160	$7,131	$36,242	$58,533
As a % of total gross loans and leases	0.15%	0.07%	0.37%	0.60%

	June 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$12,008	$15,616	$35,700	$63,324
Purchased	228	—	1,458	1,686
Multifamily secured - mortgage and financing
In-house originated	1,684	—	1,588	3,272
Auto and RV secured
In-house originated	476	155	17	648
Other	250	229	216	695
Total	$14,646	$16,000	$38,979	$69,625
As a % of total gross loans and leases	0.15%	0.17%	0.41%	0.74%

7.	LEASES
The Company determines if an arrangement is a lease at inception. Operating leases with a term of greater than one year are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Leases of low-value assets are assessed on a lease-by-lease basis to determine the need for balance sheet capitalization. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate commensurate with the lease term based on the information available at the lease commencement date in determining the present value of lease payments. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent the future rental expenses associated with operating leases, and the incremental borrowing rates are based on publicly available interest rates. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that an option will be exercised. Rental expense for lease payments is recognized on a straight-line basis over the lease term and is included in occupancy and equipment, net within our unaudited condensed consolidated statements of operations.
The components of lease expense were as follows:

(Dollars in thousands)	Three Months Ended September 30, 2019
Operating Lease Expense	$2,638

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	Three Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,782
ROU assets obtained in the exchange for lease liabilities:
ROU assets obtained in exchange for lease liabilities	$—
ROU assets recognized upon adoption of new lease standard	$77,794

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2019
Operating lease right-of-use assets	$75,716
Operating lease liabilities	$78,525
Weighted-average remaining lease term (in years):
Operating leases	9.73 years
Weighted-average discount rate:
Operating leases	2.90%

Maturities of lease liabilities at September 30, 2019 were as follows:

(Dollars in thousands)	Operating Leases
Remainder of 2020	$6,522
2021	8,569
2022	9,226
2023	9,486
2024	9,078
Thereafter	48,423
Total lease payments	91,304
Less: present value discount	(12,779)
Total Lease Liability	$78,525

8.	EQUITY AND STOCK-BASED COMPENSATION
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company (the “Board”), authorized a program to repurchase up to $100 million of common stock and extended the program by $100 million on August 2, 2019. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. During the three months ended September 30, 2019, the Company did not repurchase any of the $8.0 million remaining under the previous Board authorized stock repurchase program or the $100.0 million under the new authorization. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying unaudited condensed consolidated financial statements.
Restricted Stock Units. During the three months ended September 30, 2019 and 2018, the Company granted 375,077 and 733,995 restricted stock unit awards (“RSUs”) to employees and directors, respectively. RSUs granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to the Company’s CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the three months ended September 30, 2019 and 2018 include stock award expense of $4,961 and $6,851, with total income tax benefit of $1,391 and $1,731, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2019, unrecognized compensation expense related to non-vested awards aggregated to $40,873 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2020	$15,224
2021	14,637
2022	7,945
2023	1,901
2024	734
Thereafter	432
Total	$40,873

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2018	1,233,731	$24.84
Granted	1,103,249	34.68
Vested	(699,223)	26.74
Canceled	(90,909)	29.46
Non-vested balance at June 30, 2019	1,546,848	$30.73
Granted	375,077	25.71
Vested	(273,115)	26.92
Canceled	(32,191)	30.94
Non-vested balance at September 30, 2019	1,616,619	$30.20

The total fair value of shares vested for the three months ended September 30, 2019 was $7,183. The total fair value of shares vested for the three months ended September 30, 2018 was $9,768.

9.	EARNINGS PER COMMON SHARE
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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2019	2018
Earnings Per Common Share
Net income	$40,786	$36,841
Preferred stock dividends	(77)	(77)
Net income attributable to common stockholders	$40,709	$36,764
Average common shares outstanding	61,246,664	62,795,598
Total qualifying shares	61,246,664	62,795,598
Earnings per common share	$0.66	$0.59
Diluted Earnings Per Common Share
Dilutive net income attributable to common stockholders	$40,709	$36,764
Average common shares issued and outstanding	61,246,664	62,795,598
Dilutive effect of average unvested RSUs	532,861	561,438
Total dilutive common shares outstanding	61,779,525	63,357,036
Diluted earnings per common share	$0.66	$0.58

10.	COMMITMENTS AND CONTINGENCIES
Credit-Related Financial Instruments. The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the unaudited condensed consolidated balance sheets.
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.
At September 30, 2019, the Company had commitments to originate $81,815 in fixed rate loans and leases and $697,180 in variable rate loans, totaling an aggregate outstanding principal balance of $778,995. For September 30, 2019, the Company’s fixed rate commitments to originate had a weighted-average rate of 3.41%. At September 30, 2019, the Company also had commitments to sell $115,710 in fixed rate loans and $1,546 in variable rate loans, totaling an aggregate outstanding principal balance of $117,256.
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
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company filed its answering brief, on May 8, 2019.
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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice on May 23, 2019. On June 20, 2019, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit.
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

11.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates. There was one new related party loan in the amount of $550 funded under the provisions of the employee loan program and no refinances of existing loans during the three months ended September 30, 2019, and no new loans and no refinances of existing loans during the three months ended September 30, 2018.

12.	SEGMENT REPORTING

The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Company operates through two operating segments: Banking Business and Securities Business.
Banking Business. The Banking Business includes a broad range of banking services including online banking, concierge banking, prepaid card services, and mortgage, vehicle and unsecured lending through online and telephonic distribution channels to serve the needs of consumer and small businesses nationally. In addition, the Banking Business focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), cash management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business also includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries.
Securities Business. The Securities Business consists of two sets of products and services, securities services provided to third-party securities firms and investment management provided to consumers.
Securities services includes fully disclosed clearing services through Axos Clearing to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. Providing financing to our brokerage customers for their securities trading activities through margin loans that are collateralized by securities, cash, or other acceptable collateral. Securities lending activities that include borrowing and lending securities with other broker-dealers. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker dealers for similar purposes.
Investment management includes our digital wealth management business, which provides our retail customers with investment management services through a comprehensive and flexible technology platform.
There are no material inter-segment sales or transfers. The accounting policies used by each reportable segment are the same as those discussed in Note 1- “Organizations and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended June 30, 2019. All costs, except certain corporate administration costs and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the unaudited condensed consolidated totals.

In order to reconcile the two segments to the unaudited condensed consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	Three Months Ended September 30, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$99,472	$5,146	$(1,315)	$103,303
Provision for loan losses	2,700	—	—	2,700
Non-interest income	15,790	6,401	(655)	21,536
Non-interest expense	50,633	11,064	3,770	65,467
Income before taxes	$61,929	$483	$(5,740)	$56,672

	Three Months Ended September 30, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$87,011	$—	$(732)	$86,279
Provision for loan losses	600	—	—	600
Non-interest income	16,543	—	—	16,543
Non-interest expense	46,042	—	6,880	52,922
Income before taxes	$56,912	$—	$(7,612)	$49,300

	Three Months Ended September 30, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total Assets	$10,877,720	$810,589	$82,552	$11,770,861

	Three Months Ended September 30, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,719	$—	$—	$35,719
Total Assets	$9,771,003	$—	$20,517	$9,791,520

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of Axos Financial, Inc. and subsidiaries (the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2019, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include changes in the interest rate environment, economic conditions, changes in the competitive marketplace, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and in our Annual Report on Form 10-K for the year ended June 30, 2019, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company, the holding company for Axos Bank (the “Bank”), is a diversified financial services company with approximately $11.8 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. Our Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. Our Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our wholly-owned subsidiaries, Axos Clearing LLC (“Axos Clearing”) and Axos Invest, Inc. (“Axos Invest”), generate interest and fee income by providing comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
Our Bank is a federal savings bank wholly-owned by our Company and regulated by the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition. As a depository institution with more than $10 billion in assets, our Bank and our affiliates are subject to direct supervision by the Consumer Financial Protection Bureau (“CFPB”).
Axos Clearing is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). Axos Invest is a Registered Investment Advisor under the Investment Advisers Act of 1940, that is registered with the SEC and FINRA, and Axos Invest Securities, LLC is an introducing broker-dealer that is also registered with the SEC and FINRA.
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

Segment Information
We determine reportable segments based on what separate financial information is available and what segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. We operate through two segments: Banking Business and Securities Business.
Banking Business. The Banking Business includes a broad range of banking services including online banking, concierge banking, prepaid card services, and mortgage, vehicle and unsecured lending through online and telephonic distribution channels to serve the needs of consumer and small businesses nationally. In addition, the Banking Business focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), cash management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business also includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries.
Securities Business. The Securities Business consists of two sets of products and services, securities services provided to third-party securities firms and investment management provided to consumers.
Securities services includes fully disclosed clearing services through Axos Clearing to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. We provide financing to our brokerage customers for their securities trading activities through margin loans that are collateralized by securities, cash, or other acceptable collateral. Securities lending activities that include borrowing and lending securities with other broker-dealers. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker dealers for similar purposes.
Investment management includes our digital wealth management business, which provides our retail customers with investment management services through a comprehensive and flexible technology platform.
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
The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. Certain corporate administration costs and income taxes have not been allocated to the reportable segments. Therefore, in order to reconcile the two segments to the unaudited condensed consolidated totals, we include parent-only activities and intercompany eliminations.
Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. We completed two business acquisition and two asset acquisitions during the fiscal year ended June 30, 2019, with no new acquisition activity during the three months ended September 30, 2019. Additionally, in October 2019, the Bank renewed its agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2020 tax season. Further discussion of our Brand Partnership Products can be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2019 and Note 1 – “Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
Critical Accounting Policies
The following discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances. However, actual results may differ significantly from these estimates and assumptions that could have a material effect on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.
Our significant accounting policies and practices are described in greater detail in Note 1 to our June 30, 2019 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results

of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2019.

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
We define net income without the after-tax impact of non-recurring acquisition-related costs, and excess FDIC expense, and other costs (unusual or non-recurring charges), as “adjusted earnings”, a non-GAAP financial measure. Excess FDIC expense is defined as the higher insurance costs associated with increased levels of short-term brokered deposits in anticipation of the acquisition of deposits from Nationwide Bank. Adjusted earnings per diluted common share (“adjusted EPS”), a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Bank’s operating performance. Excluding the non-recurring acquisition related costs, excessive FDIC expense, and other costs provides investors with an understanding of Axos’ business without these non-recurring costs.
Below is a reconciliation of net income to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2019	2018
Net income	$40,786	$36,841
Acquisition-related costs	1,647	999
Excess FDIC expense	—	1,111
Income taxes	(462)	(533)
Adjusted earnings (Non-GAAP)	$41,971	$38,418
Adjusted EPS (Non-GAAP)	$0.68	$0.61
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
Below is a reconciliation of total stockholders’ equity to tangible book value (Non-GAAP) as of the dates indicated:

	September 30,
(Dollars in thousands, except per share amounts)	2019	2018
Total stockholders’ equity	$1,116,240	$1,000,247
Less: preferred stock	5,063	5,063
Common stockholders’ equity	1,111,177	995,184
Less: mortgage servicing rights, carried at fair value	10,632	11,216
Less: goodwill and other intangible assets	133,147	67,139
Tangible common stockholders’ equity (Non-GAAP)	$967,398	$916,829
Common shares outstanding at end of period	61,287,595	62,831,731
Tangible book value per common share (Non-GAAP)	$15.78	$14.59

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	September 30, 2019	June 30, 2019	September 30, 2018
Selected Balance Sheet Data:
Total assets	$11,770,861	$11,220,238	$9,791,520
Loans and leases—net of allowance for loan and lease losses	9,784,217	9,382,124	8,654,500
Loans held for sale, at fair value	40,554	33,260	30,916
Loans held for sale, lower of cost or fair value	2,604	4,800	6,078
Allowance for loan and lease losses	59,227	57,085	50,120
Securities—available-for-sale	187,816	227,513	202,727
Securities borrowed	288,974	144,706	—
Customer, broker-dealer and clearing receivables	295,188	203,192	—
Total deposits	9,214,525	8,983,173	6,077,588
Advances from the FHLB	492,500	458,500	2,580,000
Borrowings, subordinated notes and debentures	133,681	168,929	54,588
Securities loaned	337,870	198,356	—
Customer, broker-dealer and clearing payables	298,501	238,604	—
Total stockholders’ equity	1,116,240	1,073,050	1,000,247

Capital Ratios:
Equity to assets at end of period	9.48%	9.56%	10.22%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	8.76%	8.75%	10.02%
Common equity tier 1 capital (to risk-weighted assets)	10.97%	11.43%	13.42%
Tier 1 capital (to risk-weighted assets)	11.02%	11.49%	13.49%
Total capital (to risk-weighted assets)	12.34%	12.91%	14.95%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.12%	9.21%	9.41%
Common equity tier 1 capital (to risk-weighted assets)	11.25%	12.14%	12.69%
Tier 1 capital (to risk-weighted assets)	11.25%	12.14%	12.69%
Total capital (to risk-weighted assets)	11.95%	12.89%	13.41%
Axos Clearing, LLC:
Net capital	24,979	21,669	N/A
Excess capital	5,587	17,858	N/A
Net capital as a percentage of aggregate debit items	8.94%	11.37%	N/A
Net capital in excess of 5% aggregate debit items	11,012	12,142	N/A

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2019	2018
Selected Income Statement Data:
Interest and dividend income	$146,345	$122,797
Interest expense	43,042	36,518
Net interest income	103,303	86,279
Provision for loan and lease losses	2,700	600
Net interest income after provision for loan and lease losses	100,603	85,679
Non-interest income	21,536	16,543
Non-interest expense	65,467	52,922
Income before income tax expense	56,672	49,300
Income tax expense	15,886	12,459
Net income	$40,786	$36,841
Net income attributable to common stock	$40,709	$36,764

Per Common Share Data:
Net income:
Basic	$0.66	$0.59
Diluted	$0.66	$0.58
Book value per common share	$18.13	$15.84
Tangible book value per common share (Non-GAAP)	$15.78	$14.59

Weighted average number of common shares outstanding:
Basic	61,246,664	62,795,598
Diluted	61,779,525	63,357,036
Common shares outstanding at end of period	61,287,595	62,831,731
Common shares issued at end of period	66,837,037	66,043,642

Performance Ratios and Other Data:
Loan and lease originations for investment	$1,461,766	$1,350,179
Loan originations for sale	$327,812	$302,967
Return on average assets	1.44%	1.57%
Return on average common stockholders’ equity	14.85%	14.98%
Interest rate spread[1]	3.35%	3.39%
Net interest margin[2]	3.77%	3.76%
Net interest margin[2] – Banking Business Segment only	3.83%	3.79%
Efficiency ratio	52.44%	51.47%
Efficiency ratio – Banking Business Segment only	43.93%	44.46%

Asset Quality Ratios:
Net annualized charge-offs (recoveries) to average loans and leases	0.02%	(0.02)%
Non-performing loans and leases to total loans and leases	0.57%	0.35%
Non-performing assets to total assets	0.54%	0.40%
Allowance for loan and lease losses to total loans and leases held for investment at end of period	0.60%	0.57%
Allowance for loan and lease losses to non-performing loans and leases	105.89%	166.31%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2019 and 2018
For the three months ended September 30, 2019, we had net income of $40.8 million compared to net income of $36.8 million for the three months ended September 30, 2018. Net income attributable to common stockholders was $40.7 million or $0.66 per diluted share for the three months ended September 30, 2019 compared to net income attributable to common stockholders of $36.8 million or $0.58 per diluted share for the three months ended September 30, 2018.
Other key comparisons between our operating results for the three months ended September 30, 2019 and 2018 are as follows:

•
Net interest income increased $17.0 million due to a 19.5% increase in average earning assets in the three months ended September 30, 2019. This increase was primarily the result of loan growth with a contribution from securities borrowed and margin lending from our new Securities Business, partially offset by an increase in volume in our interest-bearing demand and savings and time deposits portfolios. Our net interest margin increased 1 basis point in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

•
Non-interest income increased $5.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The $5.0 million increase in non-interest income for the three months ended September 30, 2019 was primarily the result an increase of $5.7 million increase in broker-dealer fees, an increase in mortgage banking of $1.0 million and an increase of $0.7 million in gain on sale – other, due to increased sales of lottery and structured settlement receivables, partially offset by a $3.0 million decrease in banking service fees and other income.

•
Non-interest expense increased $12.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the three months ended September 30, 2019 compared to the three months ended September 30, 2018, salaries and related expenses increased $6.1 million due to the acquisition of our Securities Business and growth in Bank staffing, data processing costs increased $3.1 million, depreciation and amortization increased $2.2 million, and general and administrative costs increased $1.6 million, to support increased operations.

Adjusted earnings and adjusted EPS, non-GAAP measures, which exclude non-cash amortization expenses and non-recurring costs related to mergers and acquisitions and excess FDIC expense, increased 9.2% to $42.0 million and 11.5% to $0.68, respectively, for the quarter ended September 30, 2019 compared to $38.4 million and $0.61, respectively, for the quarter ended September 30, 2018.
Net Interest Income
Net interest income for the three months ended September 30, 2019 totaled $103.3 million, an increase of 19.7% compared to net interest income of $86.3 million for the three months ended September 30, 2018. The growth of net interest income for the three months ended September 30, 2019 compared to September 30, 2018 is primarily due to increased average earnings assets from net loan and lease portfolio growth.
Total interest and dividend income during the three months ended September 30, 2019 increased 19.2% to $146.3 million, compared to $122.8 million during the three months ended September 30, 2018. The increase in interest and dividend income for the three months ended September 30, 2019 was primarily attributable to the growth in average earning assets from loan and lease originations as well as the addition of the securities borrowed and margin lending from our new Securities Business. The average balance of loans and leases increased 13.3% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Total interest expense was $43.0 million for the three months ended September 30, 2019, an increase of $6.5 million or 17.9% as compared with the quarter ended September 30, 2018. The increase in interest expense for the three months ended September 30, 2019 was primarily attributable to growth in interest-bearing liabilities for the three months ended September 30, 2019 compared to 2018. The increase in the average cost of funds rate for the three months ended September 30, 2019 compared to 2018 was primarily due to a 21 basis point increase in average rates paid on interest-bearing demand and savings deposits due to increases in prevailing deposit rates across the industry.
Net interest margin, defined as annualized net interest income divided by average earning assets, increased by 1 basis point to 3.77% for the three months ended September 30, 2019.

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

	For the Three Months Ended
	September 30,
	2019			2018
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$9,585,454	$133,887	5.59%	$8,458,376	$116,593	5.51%
Interest-earning deposits in other financial institutions	736,482	4,233	2.30%	510,462	2,568	2.01%
Mortgage-backed and other investment securities[4]	209,922	2,582	4.92%	180,139	3,013	6.69%
Securities borrowed and margin lending[5]	419,215	5,342	5.10%	—	—	—%
Stock of the FHLB, at cost	20,276	301	5.94%	35,745	623	6.97%
Total interest-earning assets	10,971,349	146,345	5.34%	9,184,722	122,797	5.35%
Non-interest-earning assets	379,620			197,728
Total assets	$11,350,969			$9,382,450
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$5,185,384	$23,361	1.80%	$4,380,904	$17,401	1.59%
Time deposits	2,485,900	15,445	2.49%	1,743,663	11,280	2.59%
Securities loaned	479,597	286	0.24%	—	—	—%
Advances from the FHLB	306,771	1,764	2.30%	1,287,885	6,908	2.15%
Borrowings, subordinated notes and debentures	179,578	2,186	4.87%	54,590	929	6.81%
Total interest-bearing liabilities	8,637,230	43,042	1.99%	7,467,042	36,518	1.96%
Non-interest-bearing demand deposits	1,453,327			850,816
Other non-interest-bearing liabilities	164,048			77,947
Stockholders’ equity	1,096,364			986,645
Total liabilities and stockholders’ equity	$11,350,969			$9,382,450
Net interest income		$103,303			$86,279
Interest rate spread[6]			3.35%			3.39%
Net interest margin[7]			3.77%			3.76%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Loans and leases include average balances of $28.2 million and $28.9 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2019 and 2018 three-month periods, respectively.

[5]	Margin lending is the significant component of the asset titled customer, broker-dealer and clearing receivables on the unaudited condensed consolidated balance sheets.

[6]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[7]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended September 30, 2019 and 2018. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	For the Three Months Ended
	September 30,
	2019 vs 2018
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$15,594	$1,700	$17,294
Interest-earning deposits in other financial institutions	1,256	409	1,665
Mortgage-backed and other investment securities	447	(878)	(431)
Securities borrowed and margin lending	5,342	—	5,342
Stock of the FHLB, at cost	(240)	(82)	(322)
	$22,399	$1,149	$23,548
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$3,467	$2,493	$5,960
Time deposits	4,618	(453)	4,165
Securities loaned	286	—	286
Advances from the FHLB	(5,597)	453	(5,144)
Subordinated notes and debentures and other	1,589	(332)	1,257
	$4,363	$2,161	$6,524

Provision for Loan and Lease Losses
The loan and lease loss provision was $2.7 million for the three months ended September 30, 2019 compared to $0.6 million for the three months ended September 30, 2018. The increase in the provision is primarily the result of loan portfolio growth and changes in loan mix. Provisions for loan and lease losses are charged to income to bring the allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan and Lease Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2019	2018	Inc (Dec)
Realized gain (loss) on securities:
Sale of securities	$—	$(133)	$133
Total realized gain (loss) on securities	—	(133)	133
Prepayment penalty fee income	1,412	904	508
Gain on sale – other	3,822	3,133	689
Mortgage banking income	2,794	1,815	979
Broker-dealer fee income	5,656	—	5,656
Banking and service fees	7,852	10,824	(2,972)
Total non-interest income	$21,536	$16,543	$4,993
Non-interest income increased $5.0 million to $21.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was the result of an increase of $5.7 million in broker-dealer fees, primarily due to the acquisition of Axos Clearing, an increase of $1.0 million in mortgage banking income due to increased origination volume, an increase of $0.7 million in gain on sale – other, due a sale of lottery receivables, and an increase of $0.5 million in prepayment penalty fee income. The increase in non-interest income was partially offset by a decrease of $3.0 million in banking and service fees, primarily due to lower fee income from third-party banks of Axos Fiduciary Services as more deposits are transferred to Axos Bank.
Our relationship with H&R Block results in seasonality in the banking and service fees category of non-interest income, with an increase during our second fiscal quarter and the peak income in this category typically occurring during our third fiscal quarter ended March 31. Therefore, banking and services fees for the three months ended September 30, 2019 are not indicative of results to be expected for other quarters during the fiscal year. Historically, the primary non-interest income generating H&R Block products and services that lead to the increased banking and service fees are Emerald Prepaid Mastercard® (“EPC”) and Refund Transfer (“RT”). For additional information on our H&R Block products and services, see Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2019. See risk factors associated with H&R Block fee income in Part II - Other Information, Item 1A. Risk Factors in this Form 10-Q for the quarter ended September 30, 2019.
Included in gain on sale – other are sales of unsecured and secured consumer and business loans originated through introductions from our third-party partner relationships, for example H&R Block-branded Emerald Advance, and sales of structured settlement annuity and state lottery receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale. Increased sales on favorable terms during fiscal 2020 resulted in an increase in gain on sale from structured settlement annuity and state lottery receivables.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2019	2018	Inc (Dec)
Salaries and related costs	$36,717	$30,662	$6,055
Data processing and internet	7,811	4,735	3,076
Depreciation and amortization	5,224	3,016	2,208
Advertising and promotional	3,790	4,425	(635)
Professional services	1,589	1,858	(269)
Occupancy and equipment	2,838	1,602	1,236
FDIC and regulator fees	191	2,926	(2,735)
Broker-dealer clearing charges	2,008	—	2,008
Other general and administrative	5,299	3,698	1,601
Total non-interest expenses	$65,467	$52,922	$12,545
Non-interest expense, which is comprised primarily of compensation, data processing, advertising and promotional, professional services, occupancy and equipment, and other operating expenses, was $65.5 million for the three months ended September 30, 2019, up from $52.9 million for the three months ended September 30, 2018. The increase in non-interest expense for the three months ended September 30, 2019 was primarily due to the addition of the Securities Business and the expansion of the Bank, specifically in areas related to lending and deposits.
Total salaries and related costs increased $6.1 million to $36.7 million for the quarter ended September 30, 2019, compared to $30.7 million for the quarter ended September 30, 2018 due to the addition from our Securities Business and increased staffing levels to support growth in deposit and lending, information technology infrastructure development and compliance activities. Our staff increased to 1021 from 809, or 26.2% between September 30, 2019 and 2018, including the addition of staff from our Securities Business.
Data processing expense increased $3.1 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase was primarily due to additions from our Securities Business and enhancements to customer interfaces and the Bank’s core processing system.
Depreciation and amortization expense increased $2.2 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase was primarily due to amortization of intangibles, depreciation on lending platform enhancements and infrastructure development, and additions from our Securities Business.
Advertising and promotional expense decreased $0.6 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The decrease was primarily due to decreased lead generation, deposit marketing and rebranding costs.
Professional services, which include accounting and legal fees, decreased $0.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily attributable to decreased consulting and legal fees.
Occupancy and equipment expense increased $1.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to office space for additional employees, in order to support increased deposit and loan production and additions from our Securities Business.
The cost of our FDIC and OCC standard regulatory charges decreased $2.7 million for the three months ended September 30, 2019, compared to the three month period ending September 30, 2018. The decrease was due to a small bank assessment credit received from the FDIC during the quarter ended September 30, 2019. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Broker-dealer clearing charges increased $2.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was attributable to the addition of the Securities Business.

Other general and administrative costs increased by $1.6 million for the three months ended September 30, 2019, compared to the three month period ended September 30, 2018 primarily related to costs supporting loan and deposit production.
Provision for Income Taxes
Income tax expense was $15.9 million for the three months ended September 30, 2019 compared to $12.5 million for three month period ended September 30, 2018. Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2019 and 2018 were 28.03% and 25.27%, respectively. The change in effective income tax rates between periods are primarily the result of changes in tax benefits from stock compensation.

SEGMENT RESULTS
Our Company determines reportable segments based on what separate financial information is available and what segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. Our Company operates through two segments: Banking Business and Securities Business. In order to reconcile the two segments to the unaudited condensed consolidated totals, our Company includes parent-only activities and intercompany eliminations. The following tables present the operating results of the segments:

	Three Months Ended September 30, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$99,472	$5,146	$(1,315)	$103,303
Provision for loan losses	2,700	—	—	2,700
Non-interest income	15,790	6,401	(655)	21,536
Non-interest expense	50,633	11,064	3,770	65,467
Income before taxes	$61,929	$483	$(5,740)	$56,672

	Three Months Ended September 30, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$87,011	$—	$(732)	$86,279
Provision for loan losses	600	—	—	600
Non-interest income	16,543	—	—	16,543
Non-interest expense	46,042	—	6,880	52,922
Income before taxes	$56,912	$—	$(7,612)	$49,300
Banking Business
For the three months ended September 30, 2019, we had income before taxes of $61.9 million compared to income before taxes of $56.9 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, the increase in income before taxes was primarily related to increased net interest income.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	At or for the Three Months Ended
	September 30, 2019	September 30, 2018
Efficiency ratio	43.93%	44.46%
Return on average assets	1.69%	1.73%
Interest rate spread	3.36%	3.44%
Net interest margin	3.83%	3.79%
Our Banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our Banking Business and reduce our consolidated net interest margin, such as the borrowing costs at our Holding Company and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in our Securities Business, including items related to borrowings that particularly decrease net interest margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended
	September 30,
	2019			2018
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$9,585,445	$133,887	5.59%	$8,458,358	$116,592	5.51%
Interest-earning deposits in other financial institutions	584,336	3,327	2.28%	510,462	2,568	2.01%
Mortgage-backed and other investment securities[4]	208,234	2,581	4.96%	180,139	3,013	6.69%
Stock of the regulatory agencies, at cost	17,250	299	6.93%	35,745	621	6.95%
Total interest-earning assets	10,395,265	140,094	5.39%	9,184,704	122,794	5.35%
Non-interest-earning assets	191,717			188,897
Total assets	$10,586,982			$9,373,601
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$5,205,124	$23,413	1.80%	$4,478,858	$17,596	1.57%
Time deposits	2,485,900	15,445	2.49%	1,743,663	11,280	2.59%
Advances from the FHLB	306,771	1,764	2.30%	1,287,885	6,908	2.15%
Borrowings, subordinated notes and debentures	—	—	—%	35	—	6.81%
Total interest-bearing liabilities	7,997,795	40,622	2.03%	7,510,441	35,784	1.91%
Non-interest-bearing demand deposits	1,464,053			855,941
Other non-interest-bearing liabilities	86,344			74,924
Stockholders’ equity	1,038,790			932,295
Total liabilities and stockholders’ equity	$10,586,982			$9,373,601
Net interest income		$99,472			$87,010
Interest rate spread[5]			3.36%			3.44%
Net interest margin[6]			3.83%			3.79%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.2 million and $28.9 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2019 and 2018 three-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income for our Banking segment. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended
	September 30, 2019
	2019 vs 2018
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$15,595	$1,700	$17,295
Interest-earning deposits in other financial institutions	393	366	759
Mortgage-backed and other investment securities	424	(856)	(432)
Stock of the regulatory agencies, at cost	(320)	(2)	(322)
	$16,092	$1,208	$17,300
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$3,056	$2,761	$5,817
Time deposits	4,618	(453)	4,165
Advances from the FHLB	(5,597)	453	(5,144)
	$2,077	$2,761	$4,838
The Banking segment’s net interest income for the three months ended September 30, 2019 totaled $99.5 million, an increase of 14.3%, compared to net interest income of $87.0 million for the three months ended September 30, 2018. The growth of net interest income for the three months ended September 30, 2019 is primarily due to increased average earnings assets from net loan and lease portfolio growth, partially offset by volume increases in interest-bearing demand and savings deposits and time deposits.
The Banking segment’s non-interest income decreased $0.8 million from $16.5 million to $15.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The $0.8 million decrease in non-interest income for the three months ended September 30, 2019, was primarily the result of a $3.1 million decrease in banking and service fees, which was partially offset by an increase in gain on sale - other of $0.7 million, an increase in prepayment penalty fee income of $0.5 million, and an increase in mortgage banking income of $1.0 million.
The Banking segment’s non-interest expense increased $4.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the three months ended September 30, 2019 compared to the three months ended September 30, 2018, the $4.6 million increase of non-interest expense was primarily due to a $5.3 million increase of salaries and related expenses related to staffing increase to support the overall growth of the Bank, a $1.6 million increase of depreciation and amortization, a $1.7 million increase in data processing and internet expense, a $1.0 million increase in occupancy and equipment and a $0.6 million increase in other and general expense, which was offset by a $1.4 million decrease of professional services, and a $2.8 million decrease in FDIC and regulatory fees.
Securities Business
For the three months ended September 30, 2019, our Securities Business segment had income before taxes of $0.5 million. The Securities Business segment was created as a result of acquisitions during the three months ended March 31, 2019, meaning there is no comparative 2018 period.
Net interest income for the three months ended September 30, 2019, was $5.1 million. In the Securities Business, interest is earned through margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.

The non-interest income during the three months ended September 30, 2019, was $6.4 million primarily the result of $6.3 million in broker-dealer fee income and $0.1 million of service fees.
Non-interest expenses was $11.1 million during the three months ended September 30, 2019, primarily due to $4.6 million in salaries and related expenses related to staffing, $2.0 million in broker-dealer clearing charges, $1.4 million in data processing, $1.0 million in professional services and $1.0 million in other and general expense.
Selected information concerning the Securities Business segment follows:

(Dollars in thousands)	Three Months Ended September 30, 2019
Compensation as a % of net revenue	31.8%
FDIC insured program balances at the Bank (end of period)	$366,794
Customer margin balances (end of period)	$274,536
Customer funds on deposit, including short credits (end of period)	$127,571

Clearing:
Total tickets	616,708
Correspondents (end of period)	60

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$288,974
Interest-bearing liabilities – stock loaned (end of period)	$337,870
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $550.6 million, or 4.9%, to $11,770.9 million, as of September 30, 2019, up from $11,220.2 million at June 30, 2019. The increase in total assets was primarily due to an increase of $402.1 million in net loans held for investment and an increase in securities borrowed of $144.3 million. Total liabilities increased $507.4 million, primarily from an increase in in deposits of $231.4 million and an increase in securities loaned and broker-dealer payables of $199.4 million.
Loans and Leases
Net loans and leases held for investment increased 4.3% to $9,784.2 million at September 30, 2019 from $9,382.1 million at June 30, 2019. The increase in the loan and lease portfolio was primarily due to loan and lease originations of $1,461.8 million, partially offset by loan and lease repayments and other adjustments of $1,059.7 million during the three months ended September 30, 2019.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	September 30, 2019		June 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$4,175,269	42.4%	$4,281,080	45.3%
Warehouse	334,379	3.4%	301,999	3.2%
Financing	503,565	5.1%	518,560	5.5%
Multifamily secured - mortgage and financing	2,168,884	22.1%	1,948,513	20.6%
Commercial real estate secured - mortgage	343,954	3.5%	326,154	3.5%
Auto and RV secured	301,881	3.1%	290,894	3.1%
Commercial & Industrial	1,941,940	19.7%	1,662,629	17.6%
Other	66,050	0.7%	119,481	1.2%
Total gross loans and leases	9,835,922	100.0%	9,449,310	100.0%
Allowance for loan and lease losses	(59,227)		(57,085)
Unaccreted discounts and loan and lease fees	7,522		(10,101)
Total net loans and leases	$9,784,217		$9,382,124

The Bank originates some single family interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. Also, the Bank previously purchased option adjustable-rate mortgage (“ARM”) loans and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of September 30, 2019, the Company had $1.2 billion of interest only mortgage loans and $1.5 million of option adjustable-rate mortgage loans. Through September 30, 2019, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

Asset Quality and Allowance for Loan and Lease Loss
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At September 30, 2019, our non-performing loans totaled $55.9 million, or 0.57% of total gross loans and our total non-performing assets totaled $63.4 million, or 0.54% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2019	June 30, 2019	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single family real estate secured:
Mortgage	$50,421	$46,005	$4,416
Multifamily secured - mortgage and financing	978	2,108	(1,130)
Total non-performing loans secured by real estate	51,399	48,113	3,286
Auto and RV secured	132	115	17
Commercial & Industrial	4,132	—	4,132
Other	269	216	53
Total non-performing loans	55,932	48,444	7,488
Foreclosed real estate	7,420	7,449	(29)
Repossessed—Auto and RV	41	36	5
Total non-performing assets	$63,393	$55,929	$7,464
Total non-performing loans as a percentage of total loans and leases	0.57%	0.51%	0.06%
Total non-performing assets as a percentage of total assets	0.54%	0.50%	0.04%
Total non-performing assets increased from $55.9 million at June 30, 2019 to $63.4 million at September 30, 2019. The non-performing assets increase of approximately $7.5 million was primarily the result of an increase in non-performing single family real estate secured loans and a C&I factoring receivable. The $4.4 million increase in single family mortgage non-performing loans is the result of the net addition of two loans, both with loan-to-value ratios below 60%. The $4.1 million represents the entire balance due from one of our seasoned factoring customers that we were advancing funds based upon invoices from a Fortune 500 company. The repayments stopped in September 2019 and at September 30, 2019, we provided a specific loan loss allowance for the entire amount. We have classified the full receivable as “doubtful” based upon our belief that the invoices are not valid. We have not yet completed our investigation of sources of recovery.
The Bank had no performing troubled debt restructurings at September 30, 2019 and June 30, 2019. A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above.
Allowance for Loan and Lease Losses
We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan and lease losses is adequate at September 30, 2019, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and the Company’s loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at September 30, 2019 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. The Company had $301.7 million of auto and RV loan balances subject to general reserves as follows:

FICO greater than or equal to 770: $133.3 million; 715 – 769: $110.9 million; 700 – 714: $31.2 million; 660 – 699: $23.8 million and less than 660: $2.5 million.
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
The Company had $4,124.8 million of single family portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,370.4 million; 61% – 70%: $1,316.5 million; 71% – 80%: $436.8 million; greater than 80%: $1.2 million.
The Company had $2,167.9 million of multifamily portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $1,159.9 million; 56% – 65%: $652.6 million; 66% – 75%: $344.7 million; 76% – 80%: $6.1 million and greater than 80%: $4.7 million.
The Company had $344.0 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $174.6 million; 51% – 60%: $73.4 million; 61% – 70%: $74.4 million; and 71% – 80%: $21.6 million.
The weighted average LTV percentage for our entire real estate loan portfolio was 56% at September 30, 2019. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan and lease loss provisions in the future to provide a larger loss allowance for one or more of our loan and lease types.
The following table summarizes impaired loans and leases as of:

(Dollars in thousands)	September 30, 2019	June 30, 2019
Nonaccrual loans and leases—90+ days past due plus other nonaccrual loans and leases	$55,334	$47,821
Troubled debt restructuring loans—nonaccrual	598	623
Total impaired loans and leases	$55,932	$48,444

The following table reflects management’s allocation of the allowance for loan and lease losses by loan and lease category and the ratio of each loan and lease category to total loans and leases as of the dates indicated:

	September 30, 2019		June 30, 2019
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$20,573	34.7%	$21,295	37.4%
Warehouse	1,140	1.9%	996	1.7%
Financing[1]	3,741	6.3%	5,331	9.3%
Multifamily secured - mortgage and financing	5,308	9.0%	4,097	7.2%
Commercial real estate secured - mortgage	1,104	1.9%	1,044	1.8%
Auto and RV secured	4,927	8.3%	4,818	8.4%
Commercial & Industrial	20,719	35.0%	17,514	30.7%
Other	1,715	2.9%	1,990	3.5%
Total	$59,227	100.0%	$57,085	100.0%
1Single family real estate secured: Financing consists of commercial specialty and lender finance loans secured by single family real estate.
The loan and lease loss provision was $2.7 million and $0.6 million for the three months ended September 30, 2019 and September 30, 2018, respectively. The increase for the three months ended September 30, 2019 in the loan and lease loss provision was primarily the result of increased loan growth changes in loan and lease mix and net charge-offs of $0.6 million. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan and lease loss reserves are based upon historical losses and expected future trends. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $187.8 million as of September 30, 2019, compared with $227.5 million at June 30, 2019. During the three months ended September 30, 2019, we purchased securities for $77.9 million and received principal repayments of approximately $117.8 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.
Deposits
Deposits increased a net $231.4 million, or 2.6%, to $9,214.5 million at September 30, 2019, from $8,983.2 million at June 30, 2019.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2019		June 30, 2019
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$1,513,138	—%	$1,441,930	—%
Interest-bearing:
Demand	2,431,564	1.90%	2,709,014	2.06%
Savings	2,729,844	1.50%	2,466,214	1.48%
Total interest-bearing demand and savings	5,161,408	1.69%	5,175,228	1.78%
Time deposits:
$250 and under[2]	1,942,553	2.48%	1,866,811	2.47%
Greater than $250	597,426	2.34%	499,204	2.27%
Total time deposits	2,539,979	2.45%	2,366,015	2.43%
Total interest bearing[2]	7,701,387	1.94%	7,541,243	1.99%
Total deposits	$9,214,525	1.62%	$8,983,173	1.67%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,133.3 million and $1,124.0 million as of September 30, 2019 and June 30, 2019, respectively, of which $747.0 million and $796.7 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of accounts by type as of the date indicated:

	September 30, 2019	June 30, 2019	September 30, 2018
Non-interest bearing prepaid and other accounts	2,937,407	3,743,334	2,931,624
Interest-bearing checking and savings accounts	308,331	311,067	268,485
Time deposits	23,798	23,447	2,156
Total number of accounts	3,269,536	4,077,848	3,202,265

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	September 30, 2019		June 30, 2019		September 30, 2018
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	492,500	2.17%	458,500	2.39%	2,580,000	2.31%
Borrowings, subordinated notes and debentures	133,681	4.77%	168,929	3.84%	54,588	6.54%
Total borrowings	$626,181	2.72%	$627,429	2.78%	$2,634,588	2.39%

Weighted average cost of borrowings during the quarter	3.25%		2.91%		2.34%
Borrowings as a percent of total assets	5.3%		5.6%		26.9%
At September 30, 2019, total borrowings amounted to $626.2 million, down $1.2 million, or 0.2%, from June 30, 2019 and down $2,008.4 million or 76.2% from September 30, 2018. Total borrowings represented 5.3% of total assets and had a weighted-average cost of borrowing of 3.25% at September 30, 2019, compared with 5.6% of total assets at a weighted-average cost of borrowing of 2.91% at June 30, 2019 and 26.9% of total assets at a weighted-average cost of borrowing of 2.34% at September 30, 2018.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the origination of loans and to provide us with interest rate risk protection should rates rise.
Stockholders’ Equity
Stockholders’ equity increased $43.2 million to $1,116.2 million at September 30, 2019 compared to $1,073.1 million at June 30, 2019. The increase was the result of our net income for the three months ended September 30, 2019 of $40.8 million, vesting and issuance of RSUs of $2.0 million, a $0.5 million increase in other comprehensive income, net of tax, less a reduction of $0.1 million for dividends declared on preferred stock.

LIQUIDITY
Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Operating Activities	$21,431	$43,529
Investing Activities	$(403,378)	$(343,484)
Financing Activities	$226,901	$211,074
During the three months ended September 30, 2019, we had net cash inflows from operating activities of $21.4 million compared to inflows of $43.5 million for the three months ended September 30, 2018, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables.
Net cash outflows from investing activities totaled $403.4 million for the three months ended September 30, 2019, while outflows totaled $343.5 million for the same period in fiscal year 2019. The increase was primarily due to increased originations of loans and leases in the fiscal 2020 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $226.9 million for the three months ended September 30, 2019, and $211.1 million for the three months ended September 30, 2018. Net cash provided by financing activities increased primarily due to a net increase in deposits for the three months ended September 30, 2019.
During the three months ended September 30, 2019, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2019, the Company had $2,204.8 million available immediately and $0.3 million available with additional collateral. At September 30, 2019, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2019, the Bank did not have any borrowings outstanding and the amount available from this source was $1,432.2 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
Axos Clearing has a total of $155.0 million uncommitted secured lines of credit available for borrowing as needed. As of September 30, 2019, there was $53.9 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $35.0 million committed unsecured line of credit available for limited purpose borrowing. As of September 30, 2019, there was $17.6 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand.
We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At September 30, 2019, we had commitments to originate loans with an aggregate outstanding principal balance of $779.0 million, and commitments to sell loans with an aggregate outstanding principal balance of $117.3 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
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
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company filed its answering brief, on May 8, 2019.
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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice on May 23, 2019. On June 20, 2019, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit.
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

CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of September 30, 2019 totaled $1,374.5 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of September 30, 2019
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$602,229	$276,886	$134,364	$31,568	$159,411
Time deposits[2]	2,670,033	1,415,007	627,322	158,736	468,968
Operating lease obligations[3]	91,303	8,280	18,395	18,421	46,207
Total	$3,363,565	$1,700,173	$780,081	$208,725	$674,586

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at September 30, 2019.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for leases of real property.
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our unaudited condensed consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for September 30, 2019, reflects the Basel III capital requirements. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2019, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2019 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	September 30, 2019	June 30, 2019	September 30, 2019	June 30, 2019
Regulatory Capital:
Tier 1	$982,562	$938,143	$958,234	$932,366
Common equity tier 1	$977,499	$933,080	$958,234	$932,366
Total capital (to risk-weighted assets)	$1,100,416	$1,053,855	$1,017,688	$989,678

Assets:
Average adjusted	$11,216,265	$10,717,011	$10,509,394	$10,124,487
Total risk-weighted	$8,914,010	$8,161,588	$8,516,734	$7,679,738

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.76%	8.75%	9.12%	9.21%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	10.97%	11.43%	11.25%	12.14%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.02%	11.49%	11.25%	12.14%	8.00%	6.00%
Total capital (to risk-weighted assets)	12.34%	12.91%	11.95%	12.89%	10.00%	8.00%
Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At September 30, 2019, our Company and Bank are in compliance with the capital conservation buffer requirement, which increases by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.
Securities Business
Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Axos Clearing, is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, the Company has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. On September 30, 2019 Under the alternate method, the Company may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.
At September 30, 2019, the net capital position of Axos Clearing was as follows:

(Dollars in thousands)	Axos Clearing
Net capital	$24,979
Less: required net capital	5,587
Excess Capital	$19,392

Net capital as a percentage of aggregate debit items	8.94%
Net capital in excess of 5% aggregate debit items	$11,012
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At September 30, 2019, the Company had a deposit requirement of $119.5 million and maintained a deposit of $127.1 million.

Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At September 30, 2019, the Company had no deposit requirement and maintained a deposit of $0.5 million.
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

Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2019 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2019
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$565,063	$—	$—	$—	$565,063
Securities[1]	164,718	5,619	4,166	11,618	186,121
Stock of the regulatory agencies	17,250	—	—	—	17,250
Loans and leases—net of allowance for loan loss	5,074,408	1,214,110	3,517,728	(22,037)	9,784,209
Loans held for sale	43,158	—	—	—	43,158
Total interest-earning assets	5,864,597	1,219,729	3,521,894	(10,419)	10,595,801
Non-interest earning assets	—	—	—	—	281,919
Total assets	$5,864,597	$1,219,729	$3,521,894	$(10,419)	$10,877,720
Interest-bearing liabilities:
Interest-bearing deposits	$1,578,041	$4,991,914	$733,385	$427,585	$7,730,925
Advances from the FHLB	235,000	25,000	142,500	90,000	492,500
Borrowings, subordinated notes and debentures	35,596	—	—	57,093	92,689
Total interest-bearing liabilities	1,848,637	5,016,914	875,885	574,678	8,316,114
Other non-interest-bearing liabilities	—	—	—	—	1,526,810
Stockholders’ equity	—	—	—	—	1,034,796
Total liabilities and equity	$1,848,637	$5,016,914	$875,885	$574,678	$10,877,720
Net interest rate sensitivity gap	$4,015,960	$(3,797,185)	$2,646,009	$(585,097)	$2,279,687
Cumulative gap	$4,015,960	$218,775	$2,864,784	$2,279,687	$2,279,687
Net interest rate sensitivity gap—as a % of total interest earning assets	37.90%	(35.84)%	24.97%	(5.52)%	21.52%
Cumulative gap—as % of total interest earning assets	37.90%	2.06%	27.04%	21.52%	21.52%

[1]	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2019 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
Although “gap” analysis is a useful measurement device available to management in determining the existence of interest rate exposure, its static focus as of a particular date makes it necessary to utilize other techniques in measuring exposure to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and makes no assumptions about changes in prepayment tendencies or deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the interest rate environment.

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of September 30, 2019
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$402,577	2.5%	$397,916	1.7%
Base	$392,837	—%	$391,151	—%
Down 200 basis points	$373,677	(4.9)%	$378,738	(3.2)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. The market value of equity for these purposes is not intended to refer to the trading pricing of our common stock. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the industry market interest rate forecast was increased by 100, 200 and 300 basis points. For falling interest rate scenarios, we used a 100 basis point decrease due to limitations inherent in the current rate environment.
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of September 30, 2019
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,057,081	3.4%	9.8%
Up 200 basis points	$1,091,653	6.7%	10.0%
Up 100 basis points	$1,067,120	4.3%	9.6%
Base	$1,022,735	—%	9.1%
Down 100 basis points	$980,765	(4.1)%	8.6%
The computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of interest rates, asset prepayments, runoffs in deposits and changes in repricing levels of deposits to general market rates, and should not be relied upon as indicative of actual results. Furthermore, these computations do not take into account any actions that we may undertake in response to future changes in interest rates. Those actions include, but are not limited to, making change in loan and deposit interest rates and changes in our asset and liability mix.
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
At September 30, 2019, Axos Clearing held municipal obligations, these positions were classified as other assets and had maturities greater than 10 years.

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
On January 28, 2019, the Company completed its acquisition of Axos Clearing. The Company is in the process of integrating the internal controls over financial reporting of Axos Clearing with the rest of the Company. In addition, the Company implemented controls related to the adoption of, ASU 2016-02, Leases (Topic 842) and the related financial statement reporting. Other than the foregoing, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The information set forth in Note 10 – “Commitments And Contingencies” to the Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.
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
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. The following supplements the risk factors in our Annual Report on Form 10-K referenced above:
Recent changes to our size and structure will subject us to increased costs.
The current term of the Program Management Agreement with H&B Block ends on June 30, 2022, and may be terminated early by H&R Block in the event that Axos no longer qualifies as exempt from the provisions of the Dodd-Frank Act known as the “Durbin Amendment”.  Such provisions limit the level of interchange fees that may be charged by institutions with greater than $10 billion in total assets, beginning July 1st of the following year in which the institution exceeds such size.  If the Company’s total assets exceed $10 billion on December 31, 2019, the Durbin Amendment would apply to us starting in July 2020.  However, we have the right to avoid early termination of the Program Management Agreement by compensating H&R Block for the loss of its actual interchange income in the event interchange fees are limited due to the Durbin Amendment.  We estimate that such compensation would total approximately $25 million pre-tax annually, approximately $18.0 million after tax or $0.28 per diluted common share, although the actual amount would vary based upon the number and type of interchange transactions generated by the Emerald Card Program.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended September 30, 2019. On August 2, 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization is in addition to the previous share repurchase program approved on March 17, 2016. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $100 million of the Company’s stock. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase programs do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these programs will be held as treasury shares. During the quarter ended September 30, 2019, there were no shares purchased under the programs.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended September 30, 2019
July 1, 2019 to July 31, 2019	—	$—	—	$8,380
August 1, 2019 to August 31, 2019	—	$—	—	$108,380
September 1, 2019 to September 30, 2019	—	$—	—	$108,380
For the Three Months Ended September 30, 2019	—	$—	—	$108,380

Stock Retained in Net Settlement
July 1, 2019 to July 31, 2019	49,523
August 1, 2019 to August 31, 2019	45,159
September 1, 2019 to September 30, 2019	19,655
For the Three Months Ended September 30, 2019	114,337

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
During the Company’s conference call and webcast held on Tuesday, October 29, 2019 to discuss the Company’s quarterly financial results, the speaker inadvertently stated that the estimated compensation that is potentially payable to H&R Block for its loss of interchange income due to the Durbin Amendment in fiscal 2021 based on current transaction volumes, assuming no mitigating action or program restructuring is taken by the Company, would amount to $0.18 per diluted share.  The correct amount of such estimate is $0.28 per diluted share.  The estimated gross amount of compensation potentially payable to H&R Block was otherwise correctly discussed on the conference call and webcast.

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

Axos Financial, Inc.

Dated:	October 29, 2019	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 29, 2019	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)