Form 10-Q
period 2019-12-31
Axos Financial, Inc.
filed 2020-01-29
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 61,349,034 shares of common stock, $0.01 par value per share, as of January 22, 2020.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	December 31, 2019	June 30, 2019
ASSETS
Cash and cash equivalents	$773,300	$511,225
Cash segregated for regulatory purposes	252,875	346,143
Total cash, cash equivalents, and cash segregated	1,026,175	857,368
Securities:
Trading	1,740	—
Available-for-sale	208,026	227,513
Stock of regulatory agencies	20,276	20,276
Loans held for sale, carried at fair value	36,092	33,260
Loans held for sale, lower of cost or fair value	3,430	4,800
Loans and leases—net of allowance for loan and lease losses of $59,514 as of December 31, 2019 and $57,085 as of June 30, 2019	10,141,397	9,382,124
Mortgage servicing rights, carried at fair value	11,262	9,784
Other real estate owned and repossessed vehicles	7,556	7,485
Goodwill and other intangible assets—net	130,534	134,893
Securities borrowed	168,114	144,706
Customer, broker-dealer and clearing receivables	244,379	203,192
Other assets	270,307	194,837
TOTAL ASSETS	$12,269,288	$11,220,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$2,609,311	$1,441,930
Interest bearing	7,505,029	7,541,243
Total deposits	10,114,340	8,983,173
Advances from the Federal Home Loan Bank	257,500	458,500
Borrowings, subordinated notes and debentures	62,233	168,929
Securities loaned	206,199	198,356
Customer, broker-dealer and clearing payables	305,669	238,604
Accounts payable and accrued liabilities and other liabilities	162,595	99,626
Total liabilities	11,108,536	10,147,188
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of December 31, 2019 and June 30, 2019	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 66,915,478 shares issued and 61,338,386 shares outstanding as of December 31, 2019; 66,563,922 shares issued and 61,128,817 shares outstanding as of June 30, 2019	669	666
Additional paid-in capital	399,806	389,945
Accumulated other comprehensive income (loss)—net of tax	(247)	16
Retained earnings	908,096	826,170
Treasury stock, at cost; 5,577,092 shares as of December 31, 2019 and 5,435,105 shares as of June 30, 2019	(152,635)	(148,810)
Total stockholders’ equity	1,160,752	1,073,050
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,269,288	$11,220,238

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except earnings per common share)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$136,602	$123,275	$270,489	$239,868
Securities borrowed and customer receivables	3,865	—	9,207	—
Investments	6,821	7,964	13,937	14,168
Total interest and dividend income	147,288	131,239	293,633	254,036
INTEREST EXPENSE:
Deposits	32,914	25,985	71,720	54,666
Advances from the Federal Home Loan Bank	4,495	11,574	6,259	18,482
Securities loaned	163	—	449	—
Other borrowings	1,296	960	3,482	1,889
Total interest expense	38,868	38,519	81,910	75,037
Net interest income	108,420	92,720	211,723	178,999
Provision for loan and lease losses	4,500	4,950	7,200	5,550
Net interest income, after provision for loan and lease losses	103,920	87,770	204,523	173,449
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	—	—	—	(133)
Prepayment penalty fee income	2,006	2,467	3,418	3,371
Gain on sale – other	1,924	1,943	5,746	5,076
Mortgage banking income	2,224	792	5,018	2,607
Broker-dealer fee income	5,555	—	11,211	—
Banking and service fees	9,498	11,690	17,350	22,514
Total non-interest income	21,207	16,892	42,743	33,435
NON-INTEREST EXPENSE:
Salaries and related costs	33,958	29,146	70,675	59,808
Data processing	7,410	4,913	15,221	9,648
Depreciation and amortization	6,040	3,567	11,264	6,583
Advertising and promotional	4,043	3,205	7,833	7,630
Professional services	3,112	2,345	4,701	4,203
Occupancy and equipment	3,122	1,797	5,960	3,399
FDIC and regulatory fees	939	1,528	1,130	4,454
Broker-dealer clearing charges	1,860	—	3,868	—
General and administrative expense	6,481	4,432	11,780	8,130
Total non-interest expense	66,965	50,933	132,432	103,855
INCOME BEFORE INCOME TAXES	58,162	53,729	114,834	103,029
INCOME TAXES	16,867	14,894	32,753	27,353
NET INCOME	$41,295	$38,835	$82,081	$75,676
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$41,217	$38,757	$81,926	$75,521
COMPREHENSIVE INCOME	$40,515	$39,015	$81,818	$76,062
Basic earnings per common share	$0.67	$0.62	$1.34	$1.21
Diluted earnings per common share	$0.67	$0.62	$1.32	$1.20

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2019	2018	2019	2018
NET INCOME	$41,295	$38,835	$82,081	$75,676
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(327) and $67 for the three and $(110) and $20 for six months ended December 31, 2019 and 2018, respectively.	(780)	180	(263)	292
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $(39) for the six months ended December 31, 2018	—	—	—	94
Other comprehensive income (loss)	(780)	180	(263)	386
Comprehensive income	$40,515	$39,015	$81,818	$76,062

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended December 31, 2019
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—September 30, 2019	515	$5,063	66,837,037	(5,549,442)	61,287,595	$668	$394,904	$866,879	$533	$(151,807)	$1,116,240
Net income	—	—	—	—	—	—	—	41,295	—	—	41,295
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(780)	—	(780)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(78)	—	—	(78)
Stock-based compensation expense and restricted stock unit vesting	—	—	78,441	(27,650)	50,791	1	4,902	—	—	(828)	4,075
BALANCE—December 31, 2019	515	$5,063	66,915,478	(5,577,092)	61,338,386	$669	$399,806	$908,096	$(247)	$(152,635)	$1,160,752

	For the Three Months Ended December 31, 2018
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—September 30, 2018	515	$5,063	66,043,642	(3,211,911)	62,831,731	$660	$373,364	$708,112	$(407)	$(86,545)	$1,000,247
Net income	—	—	—	—	—	—	—	38,835	—	—	38,835
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	180	—	180
Cash dividends on preferred stock	—	—	—	—	—	—	—	(78)	—	—	(78)
Purchase of treasury stock	—	—	—	(1,704,528)	(1,704,528)	—	—	—	—	(47,881)	(47,881)
Stock-based compensation expense and restricted stock unit vesting	—	—	125,759	(45,219)	80,540	2	4,325	—	—	(1,229)	3,098
BALANCE—December 30, 2018	515	$5,063	66,169,401	(4,961,658)	61,207,743	$662	$377,689	$746,869	$(227)	$(135,655)	$994,401

	For the Six Months Ended December 31, 2019
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2019	515	$5,063	66,563,922	(5,435,105)	61,128,817	$666	$389,945	$826,170	$16	$(148,810)	$1,073,050
Net income	—	—	—	—	—	—	—	82,081	—	—	82,081
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(263)	—	(263)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(155)	—	—	(155)
Stock-based compensation expense and restricted stock unit vesting	—	—	351,556	(141,987)	209,569	3	9,861	—	—	(3,825)	6,039
BALANCE—December 31, 2019	515	$5,063	66,915,478	(5,577,092)	61,338,386	$669	$399,806	$908,096	$(247)	$(152,635)	$1,160,752

	For the Six Months Ended December 31, 2018
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2018	515	$5,063	65,796,060	(3,107,996)	62,688,064	$658	$366,515	$671,348	$(613)	$(82,458)	$960,513
Net income	—	—	—	—	—	—	—	75,676	—	—	75,676
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	386	—	386
Cash dividends on preferred stock	—	—	—	—	—	—	—	(155)	—	—	(155)
Purchase of treasury stock	—	—	—	(1,704,528)	(1,704,528)	—	—	—	—	(47,881)	(47,881)
Stock-based compensation expense and restricted stock unit vesting	—	—	373,341	(149,134)	224,207	4	11,174	—	—	(5,316)	5,862
BALANCE—December 31, 2018	515	$5,063	66,169,401	(4,961,658)	61,207,743	$662	$377,689	$746,869	$(227)	$(135,655)	$994,401

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,081	$75,676
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	483	(211)
Net accretion on securities and loans and leases	(606)	(926)
Amortization of borrowing costs	104	104
Amortization of operating lease right of use asset	(2,680)	—
Stock-based compensation expense	9,864	11,178
Net (gain) loss on sale of investment securities	—	133
Provision for loan and lease losses	7,200	5,550
Deferred income taxes	(1,414)	(276)
Origination of loans held for sale	(994,004)	(913,132)
Unrealized (gain) loss on loans held for sale	23	227
Gain on sales of loans held for sale	(10,764)	(7,683)
Proceeds from sale of loans held for sale	999,908	939,295
Change in fair value of mortgage servicing rights	1,272	854
(Gain) loss on sale of other real estate and foreclosed assets	(71)	(202)
Depreciation and amortization	11,264	6,583
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	(23,408)	—
Customer, broker-dealer and clearing receivables	(41,187)	—
Other assets	33,755	2,330
Securities loaned	7,843	—
Customer, broker-dealer and clearing payables	67,065	—
Accounts payable and other liabilities	(18,074)	(3,968)
Net cash provided by (used in) operating activities	128,654	115,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(139,490)	(68,786)
Proceeds from sales of securities	—	1,927
Proceeds from repayment of securities	157,703	30,863
Purchase of stock of regulatory agencies	(27,532)	(97,459)
Proceeds from redemption of stock of regulatory agencies	27,532	97,459
Origination of loans and leases held for investment	(2,766,687)	(3,141,647)
Proceeds from sale of loans and leases held for investment	14,587	39,408
Origination of mortgage warehouse loans, net	(130,231)	(44,970)
Proceeds from sales of other real estate owned and repossessed assets	412	1,506
Cash paid for deposit acquisition	—	(14,747)
Purchases of loans and leases, net of discounts and premiums	—	(11,525)
Principal repayments on loans and leases	2,090,614	2,549,781
Purchases of furniture, equipment and software	(6,064)	(10,963)
Net cash used in investing activities	(779,156)	(669,153)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,131,166	355,170
Net (repayment) proceeds of the Federal Home Loan Bank term advances	30,000	(132,500)
Net (repayment) proceeds of Federal Home Loan Bank other advances	(231,000)	18,000
Repayments of borrowings	(106,800)	—
Tax payments related to settlement of restricted stock units	(3,825)	(5,316)
Repurchase of treasury stock	—	(47,881)
Cash dividends paid on preferred stock	(232)	(155)
Net cash provided by financing activities	819,309	187,318
NET CHANGE IN CASH AND CASH EQUIVALENTS	168,807	(366,303)
CASH AND CASH EQUIVALENTS—Beginning of year	$857,368	$622,850
CASH AND CASH EQUIVALENTS—End of period	$1,026,175	$256,547
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$81,728	$74,220
Income taxes paid	$27,671	$20,300
Transfers to other real estate and repossessed vehicles	$446	$386
Transfers from loans and leases held for investment to loans held for sale	$40,025	$58,098
Loans and leases held for investment sold, cash not received	$28,742	$33,996
Operating lease liabilities for obtaining right of use assets	$79,746	$—
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2019 AND 2018
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

The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2019 included in our Annual Report on Form 10-K. Certain reclassifications to dividend and interest income line items for the six months ended December 31, 2019 have been made to conform to the current period presentation. The reclassifications had no effect on total dividend and interest income, net interest income, net income or stockholders’ equity for any period.
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
New Accounting Standards
Accounting Standards Adopted During Fiscal 2020
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
Lessee Arrangements. Substantially all of the Company’s lessee arrangements are operating leases. Under these arrangements, the Company records right-of-use assets and lease liabilities at lease commencement. Right-of-use assets are reported in other assets on the December 31, 2019 unaudited Condensed Consolidated Balance Sheet, and the related lease liabilities are reported in accounts payable and accrued liabilities and other liabilities. All leases are recorded on the unaudited Condensed Consolidated Balance Sheet except leases with an initial term less than 12 months for which the Company made the short-term lease election. Lease expense is recognized on a straight-line basis over the lease term and is recorded in occupancy and equipment expense in the unaudited Condensed Consolidated Statements of Income.

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
Accounting Standards Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. ASU 2016-13 should be applied on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the statement of financial condition as of the date of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The guidance will be effective for the Company’s financial statements that include periods beginning July 1, 2020. The Company’ working group is progressing in accordance with its implementation plan, has significantly completed model development, and plans to review the Company’s methodology and model with third-party consultants in the next two quarters. The Company expects ASU 2016-13 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

2.	REVENUE RECOGNITION

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Non-interest income
Deposit service fees	$2,475	$2,471	$2,837	$2,679
Card fees	1,291	1,166	2,621	2,920
Broker-dealer clearing fees	5,555	—	11,211	—
Bankruptcy trustee and fiduciary service fees	359	2,007	1,224	4,210
Non-interest income (in-scope of Topic 606)	9,680	5,644	17,893	9,809
Non-interest income (out-of-scope of Topic 606)	11,527	11,248	24,850	23,626
Total non-interest income	$21,207	$16,892	$42,743	$33,435

3.	ACQUISITIONS
The Company completed two business acquisitions and two asset acquisitions during the fiscal year ended June 30, 2019. The Company had no acquisitions during the six months ended December 31, 2019. The pro forma results of operations and the results of operations for the acquisitions since the acquisition date have not been separately disclosed because the effects were not material to the consolidated financial statements. The purchase transactions are detailed below.
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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and June 30, 2019. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	December 31, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$1,740	$—	$1,740
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,689	$—	$1,689
Agency RMBS[1]	—	12,171	—	12,171
Non-Agency RMBS[2]	—	—	12,787	12,787
Municipal	—	10,376	—	10,376
Asset-backed securities and structured notes	—	171,003	—	171,003
Total—Securities—Available-for-Sale	$—	$195,239	$12,787	$208,026
Loans Held for Sale	$—	$36,092	$—	$36,092
Mortgage servicing rights	$—	$—	$11,262	$11,262
Other assets—Derivative instruments	$—	$—	$1,348	$1,348
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$331	$331

	June 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,685	$—	$1,685
Agency RMBS[1]	—	9,586	—	9,586
Non-Agency RMBS[2]	—	—	13,025	13,025
Municipal	—	21,162	—	21,162
Asset-backed securities and structured notes	—	182,055	—	182,055
Total—Securities—Available-for-Sale	$—	$214,488	$13,025	$227,513
Loans Held for Sale	$—	$33,260	$—	$33,260
Mortgage servicing rights	$—	$—	$9,784	$9,784
Other assets—Derivative instruments	$—	$—	$1,978	$1,978
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$732	$732

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2019
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$13,132	$10,632	$1,727	$25,491
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(589)	(710)	(1,299)
Included in other comprehensive income	151	—	—	151
Purchases/originations	—	1,219	—	1,219
Settlements	(496)	—	—	(496)
Closing balance	$12,787	$11,262	$1,017	$25,066

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(589)	$(710)	$(1,299)

	For the Six Months Ended
	December 31, 2019
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$13,025	$9,784	$1,246	$24,055
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(1,272)	(229)	(1,501)
Included in other comprehensive income	840	—	—	840
Purchases	—	2,750	—	2,750
Settlements	(1,078)	—	—	(1,078)
Closing balance	$12,787	$11,262	$1,017	$25,066

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,272)	$(229)	$(1,501)

	For the Three Months Ended
	December 31, 2018
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$14,970	$11,216	$992	$27,178
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(566)	(523)	(1,089)
Included in other comprehensive income	108	—	—	108
Purchases/originations	—	565	—	565
Settlements	(657)	—	—	(657)
Closing balance	$14,421	$11,215	$469	$26,105

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(566)	$(523)	$(1,089)

	For the Six Months Ended
	December 31, 2018
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$17,443	$10,752	$953	$29,148
Total gains or losses for the period:
Included in earnings—Sale of securities	(133)	—	—	(133)
Included in earnings—Mortgage banking income	—	(854)	(484)	(1,338)
Included in other comprehensive income	550	—	—	550
Purchases	—	1,317	—	1,317
Sales	(2,058)	—	—	(2,058)
Settlements	(1,381)	—	—	(1,381)
Closing balance	$14,421	$11,215	$469	$26,105

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(133)	$(854)	$(484)	$(1,471)

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	December 31, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$12,787	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 24.8% (11.4%) 1.5 to 6.1% (3.3%) 40.0 to 68.3% (59.8%) 2.7 to 5.7% (3.7%)
Mortgage Servicing Rights	$11,262	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	3.4 to 29.0% (9.6%) 1.9 to 9.7 (6.6) 9.5 to 13.0% (9.8%)
Derivative Instruments	$1,017	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.3 to 0.6% (0.4%)

	June 30, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$13,025	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.9 to 32.5% (10.0%) 1.5 to 10.2% (4.4%) 40.0 to 68.3% (59.4%) 2.7 to 6.9% (4.1%)
Mortgage Servicing Rights	$9,784	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.7 to 33.7% (10.1%) 1.9 to 8.8 (6.4) 9.5 to 13.0% (9.8%)
Derivative Instruments	$1,246	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.4 to 0.8% (0.6%)

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
The table below summarizes assets measured for impairment on a non-recurring basis:

	December 31, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans and Leases:
Single family real estate secured:
Mortgage	$—	$—	$49,090	$49,090
Multifamily real estate secured	—	—	1,198	1,198
Commercial real estate secured	—	—	1,931	1,931
Auto and RV secured	—	—	206	206
Other	—	—	312	312
Total	$—	$—	$52,737	$52,737
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$7,420	$7,420
Autos and RVs	—	—	136	136
Total	$—	$—	$7,556	$7,556

	June 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans and Leases:
Single family real estate secured:
Mortgage	$—	$—	$46,005	$46,005
Multifamily real estate secured	—	—	2,108	2,108
Auto and RV secured	—	—	115	115
Other	—	—	216	216
Total	$—	$—	$48,444	$48,444
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$7,449	$7,449
Autos and RVs	—	—	36	36
Total	$—	$—	$7,485	$7,485

Impaired loans and leases measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans and leases have a carrying amount of $52,737, after charge-offs of $601 for the six months ended December 31, 2019, life to date charge-offs of $5,089, life to date interest payments applied to principal of $1,190 for total life to date principal balance adjustments of $6,279. Impaired loans had a related allowance of $395 at December 31, 2019.

Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $7,556 after charge-offs of $17 for the six months ended December 31, 2019.

The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2019 and June 30, 2019.
As of December 31, 2019 and June 30, 2019, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and gain was as follows:

(Dollars in thousands)	December 31, 2019	June 30, 2019
Aggregate fair value	$36,092	$33,260
Contractual balance	35,193	32,342
Gain	$899	$918
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2019	2018	2019	2018
Interest income	$291	$252	$596	$566
Change in fair value	(728)	(630)	(252)	(711)
Total	$(437)	$(378)	$344	$(145)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	December 31, 2019
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans and leases:
Single family real estate secured:
Mortgage	$49,090	Sales comparison approach	Adjustment for differences between the comparable sales	-15.3 to 18.5% (0.9%)
Multifamily real estate secured	$1,198	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	4.5 to 15.0% (9.3%)
Commercial real estate secured	$1,931	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	1.4 to 1.4% (1.4%)
Auto and RV secured	$206	Sales comparison approach	Adjustment for differences between the comparable sales	-63.2 to 13.2% (-21.6%)
Other	$312	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) -3.2 to 2.2% (-0.5%)
Other real estate owned and foreclosed assets:
Single family real estate	$7,420	Sales comparison approach	Adjustment for differences between the comparable sales	8.8 to 18.7% (16.7%)
Autos and RVs	$136	Sales comparison approach	Adjustment for differences between the comparable sales	-1.7 to 8.4% (1.5%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at December 31, 2019 and June 30, 2019 were as follows:

	December 31, 2019
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,026,175	$1,026,175	$—	$—	$1,026,175
Securities trading	1,740	—	1,740	—	1,740
Securities available-for-sale	208,026	—	195,239	12,787	208,026
Loans held for sale, at fair value	36,092	—	36,092	—	36,092
Loans held for sale, at lower of cost or fair value	3,430	—	—	3,476	3,476
Loans and leases held for investment—net	10,141,397	—	—	10,367,699	10,367,699
Securities borrowed	168,114	—	—	168,064	168,064
Customer, broker-dealer and clearing receivables	244,379	—	—	244,330	244,330
Mortgage servicing rights	11,262	—	—	11,262	11,262
Financial liabilities:
Total deposits	10,114,340	—	9,754,175	—	9,754,175
Advances from the Federal Home Loan Bank	257,500	—	260,756	—	260,756
Borrowings, subordinated notes and debentures	62,233	—	65,530	—	65,530
Securities loaned	206,199	—	—	206,199	206,199
Customer, broker-dealer and clearing payables	305,669	—	—	271,841	271,841

	June 30, 2019
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$857,368	$857,368	$—	$—	$857,368
Securities available-for-sale	227,513	—	214,488	13,025	227,513
Loans held for sale, at fair value	33,260	—	33,260	—	33,260
Loans held for sale, at lower of cost or fair value	4,800	—	—	4,990	4,990
Loans and leases held for investment—net	9,382,124	—	—	9,630,061	9,630,061
Securities borrowed	144,706	—	—	144,720	144,720
Customer, broker-dealer and clearing receivables	203,192	—	—	203,355	203,355
Mortgage servicing rights	9,784	—	—	9,784	9,784
Financial liabilities:
Total deposits	8,983,173	—	8,758,861	—	8,758,861
Advances from the Federal Home Loan Bank	458,500	—	461,156	—	461,156
Borrowings, subordinated notes and debentures	168,929	—	169,212	—	169,212
Securities loaned	198,356	—	—	198,197	198,197
Customer, broker-dealer and clearing payables	238,604	—	—	229,987	229,987
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

5.	SECURITIES
The amortized cost, carrying amount and fair value for the trading and available-for-sale securities at December 31, 2019 and June 30, 2019 were:

	December 31, 2019
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$12,062	$137	$(28)	$12,171
Non-agency[2]	—	12,411	867	(491)	12,787
Total mortgage-backed securities	—	24,473	1,004	(519)	24,958
Non-RMBS:
U.S. agencies[1]	—	1,689	—	—	1,689
Municipal	1,740	10,539	20	(183)	10,376
Asset-backed securities and structured notes	—	170,796	1,008	(801)	171,003
Total Non-RMBS	1,740	183,024	1,028	(984)	183,068
Total debt securities	$1,740	$207,497	$2,032	$(1,503)	$208,026

	June 30, 2019
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$9,486	$179	$(79)	$9,586
Non-agency[2]	—	13,489	226	(690)	13,025
Total mortgage-backed securities	—	22,975	405	(769)	22,611
Non-RMBS:
U.S. agencies[1]	—	1,682	3	—	1,685
Municipal	—	21,974	16	(828)	21,162
Asset-backed securities and structured notes	—	179,976	2,088	(9)	182,055
Total Non-RMBS	—	203,632	2,107	(837)	204,902
Total debt securities	$—	$226,607	$2,512	$(1,606)	$227,513

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $12,787 at December 31, 2019 consists of fourteen different issues of super senior securities.
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at December 31, 2019 and June 30, 2019 were $3,462 and $3,555 respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2019
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$3,316	$(8)	$4,368	$(20)	$7,684	$(28)
Non-agency	30	(1)	8,088	(489)	8,118	(490)
Total RMBS securities	3,346	(9)	12,456	(509)	15,802	(518)
Non-RMBS:
Municipal debt	—	—	2,998	(183)	2,998	(183)
Asset-backed securities and structured notes	100,843	(795)	1,561	(7)	102,404	(802)
Total Non-RMBS	100,843	(795)	4,559	(190)	105,402	(985)
Total debt securities	$104,189	$(804)	$17,015	$(699)	$121,204	$(1,503)

	June 30, 2019
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$44	$(2)	$4,612	$(77)	$4,656	$(79)
Non-agency	32	(1)	8,527	(689)	8,559	(690)
Total RMBS securities	76	(3)	13,139	(766)	13,215	(769)
Non-RMBS:
Municipal debt	—	—	12,997	(828)	12,997	(828)
Asset-backed securities and structured notes	101	(1)	1,779	(8)	1,880	(9)
Total Non-RMBS	101	(1)	14,776	(836)	14,877	(837)
Total debt securities	$177	$(4)	$27,915	$(1,602)	$28,092	$(1,606)

There were eighteen securities that were in a continuous loss position at December 31, 2019 for a period of more than 12 months.There were five securities that were in a continuous loss position at December 31, 2019 for a period of less than 12 months. There were twenty-one securities that were in a continuous loss position at June 30, 2019 for a period of more than 12 months.There were three securities that were in a continuous loss position at June 30, 2019 for a period of less than 12 months.
The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2019	2018
Beginning balance	$(821)	$—
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	—
Credit losses realized for securities sold	—	—
Ending balance	$(821)	$—

At December 31, 2019, one non-agency RMBS with a total carrying amount of $3,567 was determined to have cumulative credit losses of $821 of which none was recognized in earnings during the three months ended December 31, 2019. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
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
During the three months ended December 31, 2018, the company sold available-for-sale security with a carrying value of $2,059 for $1,927 resulting in a $133 loss. During the three months ended December 31, 2019, the company sold trading securities with a carrying value of $4,364 resulting in a gain of $35 and no available-for-sale securities.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	December 31, 2019	June 30, 2019
Available-for-sale debt securities—net unrealized gains (losses)	$529	$905
Available-for-sale debt securities—non-credit related losses	(845)	(845)
Subtotal	(316)	60
Tax benefit (expense)	69	(44)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(247)	$16

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s Non-RMBS securities classified as available-for-sale were:

	December 31, 2019
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$1,536	$1,540
Due one to five years	5,193	5,213
Due five to ten years	2,635	2,672
Due after ten years	2,698	2,746
Total RMBS—U.S. agencies[1]	12,062	12,171
RMBS—Non-agency:
Due within one year	2,155	2,184
Due one to five years	5,896	5,958
Due five to ten years	3,436	3,545
Due after ten years	924	1,100
Total RMBS—Non-agency	12,411	12,787
Non-RMBS:
Due within one year	41,129	41,444
Due one to five years	136,464	136,366
Due five to ten years	770	730
Due after ten years	4,661	4,528
Total Non-RMBS	183,024	183,068
Total	$207,497	$208,026

1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

6.	LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

(Dollars in thousands)	December 31, 2019	June 30, 2019
Single family real estate secured:
Mortgage	$4,137,395	$4,281,080
Warehouse	432,230	301,999
Financing[1]	471,435	518,560
Multifamily secured - mortgage and financing	2,171,711	1,948,513
Commercial real estate secured - mortgage	393,543	326,154
Auto and RV secured	309,290	290,894
Commercial & Industrial	2,167,314	1,662,629
Other	111,945	119,481
Total gross loans and leases	10,194,863	9,449,310
Allowance for loan and lease losses	(59,514)	(57,085)
Unaccreted discounts and loan and lease fees	6,048	(10,101)
Total net loans and leases	$10,141,397	$9,382,124

1Single family real estate secured: Financing consists of commercial specialty and lender finance loans secured by single family real estate.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, changes in the volume and mix of loans, collateral values and charge-off history. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at December 31, 2019, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.

The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	For the Three Months Ended December 31, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV Secured	Commercial & Industrial	Other	Total
Balance at October 1, 2019	$20,573	$1,140	$3,741	$5,308	$1,104	$4,927	$20,719	$1,715	$59,227
Provision for loan and lease losses	(264)	288	(150)	(105)	87	404	2,175	2,065	4,500
Charge-offs	(145)	—	—	—	—	(344)	(4,132)	(765)	(5,386)
Recoveries	70	—	—	119	—	77	—	907	1,173
Balance at December 31, 2019	$20,234	$1,428	$3,591	$5,322	$1,191	$5,064	$18,762	$3,922	$59,514

	For the Three Months Ended December 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV Secured	Commercial & Industrial	Other	Total
Balance at October 1, 2018	$21,709	$496	$1,433	$4,926	$855	$3,615	$15,885	$1,201	$50,120
Provision for loan and lease losses	1,276	119	1,289	(93)	119	670	(155)	1,725	4,950
Charge-offs	(739)	—	—	—	—	(311)	(549)	(601)	(2,200)
Recoveries	3	—	—	—	—	39	—	794	836
Balance at December 31, 2018	$22,249	$615	$2,722	$4,833	$974	$4,013	$15,181	$3,119	$53,706

	For the Six Months Ended December 31, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV Secured	Commercial & Industrial	Other	Total
Balance at July 1, 2019	$21,295	$996	$5,331	$4,097	$1,044	$4,818	$17,514	$1,990	$57,085
Provision for loan and lease losses	(1,088)	432	(1,740)	1,106	147	712	5,380	2,251	7,200
Charge-offs	(151)	—	—	—	—	(619)	(4,132)	(1,561)	(6,463)
Recoveries	178	—	—	119	—	153	—	1,242	1,692
Balance at December 31, 2019	$20,234	$1,428	$3,591	$5,322	$1,191	$5,064	$18,762	$3,922	$59,514

	For the Six Months Ended December 31, 2018
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV Secured	Commercial & Industrial	Other	Total
Balance at July 1, 2018	$20,382	$523	$1,557	$5,010	$849	$3,178	$16,282	$1,370	$49,151
Provision for loan and lease losses	2,206	92	1,165	(286)	125	1,292	48	908	5,550
Charge-offs	(740)	—	—	—	—	(544)	(1,149)	(992)	(3,425)
Recoveries	401	—	—	109	—	87	—	1,833	2,430
Balance at December 31, 2018	$22,249	$615	$2,722	$4,833	$974	$4,013	$15,181	$3,119	$53,706

The following tables present our loans and leases evaluated individually for impairment by portfolio class:

	December 31, 2019
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest / Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	$2,540	$522	$2,018	$141	$2,159	$—	$—
Purchased	1,579	975	604	—	604	—	—
Auto and RV secured:
In-house originated	398	257	141	6	147	—	—
Purchased	—	—	—	—	—	—	—
Other	3,262	3,262	—	332	332	—	—

With an allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	45,517	391	45,126	852	45,978	359	—
Purchased	1,536	194	1,342	91	1,433	7	—
Multifamily secured - mortgage and financing:
In-house originated	1,198	—	1,198	16	1,214	1	—
Commercial real estate secured:
In-house originated	1,931	—	1,931	20	1,951	2	—
Auto and RV secured	78	13	65	1	66	7	—
Other	977	665	312	—	312	19	—
Total	$59,016	$6,279	$52,737	$1,459	$54,196	$395	$—
As a % of total gross loans and leases	0.58%	0.06%	0.52%	0.01%	0.53%	—%	—%

	June 30, 2019
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest / Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	$4,874	$1,775	$3,099	$255	$3,354	$—	$—
Purchased	2,237	1,142	1,095	—	1,095	—	—
Auto and RV secured:
In-house originated	326	221	105	4	109	—	—

With an allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	40,758	348	40,410	731	41,141	393	—
Purchased	1,418	17	1,401	109	1,510	12	—
Multifamily secured - mortgage and financing:
In-house originated	2,108	—	2,108	9	2,117	3	—
Auto and RV Secured	10	—	10	—	10	1	—
Other	216	—	216	—	216	13	—
Total	$51,947	$3,503	$48,444	$1,108	$49,552	$422	$—
As a % of total gross loans and leases	0.55%	0.04%	0.51%	0.01%	0.52%	—%	—%

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

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	December 31, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV secured	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$366	$—	$—	$1	$2	$7	$—	$19	$395
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	19,868	1,428	3,591	5,321	1,189	5,057	18,762	3,903	59,119
Total ending allowance balance	$20,234	$1,428	$3,591	$5,322	$1,191	$5,064	$18,762	$3,922	$59,514
Loans and leases:
Loans and leases individually evaluated for impairment	$49,090	$—	$—	$1,198	$1,931	$206	$—	$312	$52,737
Loans and leases collectively evaluated for impairment	4,088,305	432,230	471,435	2,170,513	391,612	309,084	2,167,314	111,633	10,142,126
Principal loan and lease balance	4,137,395	432,230	471,435	2,171,711	393,543	309,290	2,167,314	111,945	10,194,863
Unaccreted discounts and loan and lease fees	9,282	—	(1,517)	4,492	581	2,681	(4,049)	(5,422)	6,048
Total recorded investment in loans and leases	$4,146,677	$432,230	$469,918	$2,176,203	$394,124	$311,971	$2,163,265	$106,523	$10,200,911

	June 30, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV secured	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$405	$—	$—	$3	$—	$1	$—	$13	$422
Individually evaluated for impairment – specific allowance	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	20,890	996	5,331	4,094	1,044	4,817	17,514	1,977	56,663
Total ending allowance balance	$21,295	$996	$5,331	$4,097	$1,044	$4,818	$17,514	$1,990	$57,085
Loans and leases:
Loans and leases individually evaluated for impairment	$46,005	$—	$—	$2,108	$—	$115	$—	$216	$48,444
Loans and leases collectively evaluated for impairment	4,235,075	301,999	518,560	1,946,405	326,154	290,779	1,662,629	119,265	9,400,866
Principal loan and lease balance	4,281,080	301,999	518,560	1,948,513	326,154	290,894	1,662,629	119,481	9,449,310
Unaccreted discounts and loan and lease fees	8,790	—	(1,773)	5,090	649	2,631	(3,188)	(22,300)	(10,101)
Total recorded investment in loans and leases	$4,289,870	$301,999	$516,787	$1,953,603	$326,803	$293,525	$1,659,441	$97,181	$9,439,209

Credit Quality Disclosures. Nonaccrual loans and leases consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2019	June 30, 2019
Single Family Real Estate Secured:
Mortgage:
In-house originated	$47,144	$43,509
Purchased	1,946	2,496
Multifamily secured - mortgage and financing:
In-house originated	1,198	2,108
Commercial real estate secured:
In-house originated	1,931	—
Total nonaccrual loans secured by real estate	52,219	48,113
Auto and RV secured	206	115
Other	312	216
Total nonaccrual loans and leases	$52,737	$48,444
Nonaccrual loans and leases to total loans and leases	0.52%	0.51%

Approximately 1.06% of our nonaccrual loans and leases at December 31, 2019 were considered TDRs, compared to 1.29% at June 30, 2019. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan and lease category to the performing loan and lease category and any previously deferred interest income is recognized. Approximately 93.08% of the Bank’s nonaccrual loans and leases are single family first mortgages already written down to 50.51% in aggregate, of the original appraisal value of the underlying properties.
The following tables present the outstanding unpaid balance of loans and leases that are performing and nonaccrual by portfolio class:

	December 31, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV secured	Commercial & Industrial	Other	Total
Performing	$4,088,305	$432,230	$471,435	$2,170,513	$391,612	$309,084	$2,167,314	$111,633	$10,142,126
Nonaccrual	49,090	—	—	1,198	1,931	206	—	312	52,737
Total	$4,137,395	$432,230	$471,435	$2,171,711	$393,543	$309,290	$2,167,314	$111,945	$10,194,863

	June 30, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV secured	Commercial & Industrial	Other	Total
Performing	$4,235,075	$301,999	$518,560	$1,946,405	$326,154	$290,779	$1,662,629	$119,265	$9,400,866
Nonaccrual	46,005	—	—	2,108	—	115	—	216	48,444
Total	$4,281,080	$301,999	$518,560	$1,948,513	$326,154	$290,894	$1,662,629	$119,481	$9,449,310

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires.

The Company had no TDRs classified as performing loans at December 31, 2019 or June 30, 2019.

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

The following table presents the composition of the Company’s loan and lease portfolio by credit quality indicators:

	December 31, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$3,999,728	$53,215	$49,382	$—	$4,102,325
Purchased	32,962	162	1,946	—	35,070
Warehouse	429,543	2,687	—	—	432,230
Financing	423,062	48,373	—	—	471,435
Multifamily secured - mortgage and financing
In-house originated	2,112,687	11,188	2,071	—	2,125,946
Purchased	44,840	—	925	—	45,765
Commercial real estate secured - mortgage
In-house originated	385,208	—	1,931	—	387,139
Purchased	6,404	—	—	—	6,404
Auto and RV secured	308,714	183	393	—	309,290
Commercial & Industrial	2,143,057	17,005	7,252	—	2,167,314
Other	111,479	236	230	—	111,945
Total	$9,997,684	$133,049	$64,130	$—	$10,194,863
As a % of total gross loans and leases	98.1%	1.3%	0.6%	—%	100.0%

	June 30, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$4,157,665	$37,219	$44,568	$—	$4,239,452
Purchased	38,534	598	2,496	—	41,628
Warehouse	301,999	—	—	—	301,999
Financing	440,298	21,600	56,662	—	518,560
Multifamily secured - mortgage and financing
In-house originated	1,890,524	427	2,108	—	1,893,059
Purchased	54,514	—	940	—	55,454
Commercial real estate secured - mortgage
In-house originated	318,629	—	—	—	318,629
Purchased	7,525	—	—	—	7,525
Auto and RV secured	290,691	68	135	—	290,894
Commercial & Industrial	1,660,821	1,722	86	—	1,662,629
Other	119,036	229	216	—	119,481
Total	$9,280,236	$61,863	$107,211	$—	$9,449,310
As a % of total gross loans and leases	98.2%	0.7%	1.1%	—%	100.0%

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
The following table provides the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the period indicated:

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$8,625	$11,564	$36,175	$56,364
Purchased	503	10	852	1,365
Multifamily secured - mortgage and financing	425	—	—	425
Commercial real estate secured - mortgage	—	1,084	—	1,084
Auto and RV secured	1,467	515	144	2,126
Commercial & Industrial	1,141	—	—	1,141
Other	355	250	256	861
Total	$12,516	$13,423	$37,427	$63,366
As a % of total gross loans and leases	0.12%	0.13%	0.37%	0.62%

	June 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$12,008	$15,616	$35,700	$63,324
Purchased	228	—	1,458	1,686
Multifamily secured - mortgage and financing	1,684	—	1,588	3,272
Auto and RV secured	476	155	17	648
Other	250	229	216	695
Total	$14,646	$16,000	$38,979	$69,625
As a % of total gross loans and leases	0.15%	0.17%	0.41%	0.74%

7.	LEASES
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
The components of lease expense were as follows:

(Dollars in thousands)	Three Months Ended December 31, 2019	For the Six Months Ended December 31, 2019
Operating Lease Expense	$2,597	$5,235

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$3,689
ROU assets obtained in the exchange for lease liabilities:
ROU assets obtained in exchange for lease liabilities	$—
ROU assets recognized upon adoption of new lease standard	$77,794

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	December 31, 2019
Operating lease right-of-use assets	$73,767
Operating lease liabilities	$77,200
Weighted-average remaining lease term (in years):
Operating leases	9.76 years
Weighted-average discount rate:
Operating leases	2.90%

Maturities of lease liabilities at December 31, 2019 were as follows:

(Dollars in thousands)	Operating Leases
Remainder of 2020	$4,614
2021	8,569
2022	9,226
2023	9,486
2024	9,078
Thereafter	48,423
Total lease payments	89,396
Less: present value discount	(12,196)
Total Lease Liability	$77,200

8.	EQUITY AND STOCK-BASED COMPENSATION
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company (the “Board”), authorized a program to repurchase up to $100 million of common stock and extended the program by $100 million on August 2, 2019. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. During the six months ended December 31, 2019, the Company did not repurchase any of the $8.4 million remaining under the previous Board authorized stock repurchase program or the $100.0 million under the new authorization. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying unaudited condensed consolidated financial statements.
Restricted Stock Units. During the six months ended December 31, 2019 and 2018, the Company granted 380,765 and 752,662 restricted stock unit awards (“RSUs”) to employees and directors, respectively. RSUs granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to the Company’s CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the six months ended December 31, 2019 and 2018 include stock award expense of $9,811 and $11,175, with total income tax benefit of $2,798 and $2,967, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2019, unrecognized compensation expense related to non-vested awards aggregated to $34,687 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2020	$9,669
2021	14,219
2022	7,733
2023	1,900
2024	734
Thereafter	432
Total	$34,687

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2018	1,233,731	$24.84
Granted	1,103,249	34.68
Vested	(699,223)	26.74
Canceled	(90,909)	29.46
Non-vested balance at June 30, 2019	1,546,848	$30.73
Granted	380,765	25.76
Vested	(351,556)	27.18
Canceled	(82,615)	29.78
Non-vested balance at December 31, 2019	1,493,442	$30.35

The total fair value of shares vested for the three and six months ended December 31, 2019 was $2,349 and $9,531. The total fair value of shares vested for the three and six months ended December 31, 2018 was $3,420 and $13,188.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Earnings Per Common Share
Net income	$41,295	$38,835	$82,081	$75,676
Preferred stock dividends	(78)	(78)	(155)	(155)
Net income attributable to common stockholders	$41,217	$38,757	$81,926	$75,521
Average common shares outstanding	61,315,590	62,336,779	61,281,127	62,566,188
Total qualifying shares	61,315,590	62,336,779	61,281,127	62,566,188
Earnings per common share	$0.67	$0.62	$1.34	$1.21
Diluted Earnings Per Common Share
Dilutive net income attributable to common stockholders	$41,217	$38,757	$81,926	$75,521
Average common shares issued and outstanding	61,315,590	62,336,779	61,281,127	62,566,188
Dilutive effect of average unvested RSUs	623,398	338,097	619,506	480,745
Total dilutive common shares outstanding	61,938,988	62,674,876	61,900,633	63,046,933
Diluted earnings per common share	$0.67	$0.62	$1.32	$1.20

10.	COMMITMENTS AND CONTINGENCIES
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
At December 31, 2019, the Company had commitments to originate $53,301 in fixed rate loans and leases and $665,718 in variable rate loans, totaling an aggregate outstanding principal balance of $719,019. For December 31, 2019, the Company’s fixed rate commitments to originate had a weighted-average rate of 3.46%. At December 31, 2019, the Company also had commitments to sell $82,610 in fixed rate loans and $1,350 in variable rate loans, totaling an aggregate outstanding principal balance of $83,960.
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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief, the Company has filed its answering brief and argument in the appeal from dismissal was held.
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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice on May 23, 2019. On June 20, 2019, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and subsequently opening and answering briefs were filed.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates. There was one new related party loan in the amount of $0.6 million funded under the provisions of the employee loan program and one refinance of an existing loan during the six months ended December 31, 2019, and one new loan and no refinances of existing loans during the six months ended December 31, 2018.

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

In order to reconcile the two segments to the unaudited condensed consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended December 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$105,340	$4,037	$(957)	$108,420
Provision for loan losses	4,500	—	—	4,500
Non-interest income	16,225	6,284	(1,302)	21,207
Non-interest expense	53,253	10,455	3,257	66,965
Income before taxes	$63,812	$(134)	$(5,516)	$58,162

	For the Three Months Ended December 31, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$93,481	$—	$(761)	$92,720
Provision for loan losses	4,950	—	—	4,950
Non-interest income	16,892	—	—	16,892
Non-interest expense	45,188	—	5,745	50,933
Income before taxes	$60,235	$—	$(6,506)	$53,729

	Six Months Ended December 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$204,812	$9,183	$(2,272)	$211,723
Provision for loan losses	7,200	—	—	7,200
Non-interest income	32,015	12,685	(1,957)	42,743
Non-interest expense	103,886	21,519	7,027	132,432
Income before taxes	$125,741	$349	$(11,256)	$114,834

	Six Months Ended December 31, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$180,492	$—	$(1,493)	$178,999
Provision for loan losses	5,550	—	—	5,550
Non-interest income	33,435	—	—	33,435
Non-interest expense	91,230	—	12,625	103,855
Income before taxes	$117,147	$—	$(14,118)	$103,029

	December 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total Assets	$11,550,782	$626,142	$92,364	$12,269,288

	December 31, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$—	$—	$35,721
Total Assets	$9,796,674	$—	$13,422	$9,810,096

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include changes in the interest rate environment, economic conditions, changes in the competitive marketplace, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 and in our Annual Report on Form 10-K for the year ended June 30, 2019, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company, the holding company for Axos Bank (the “Bank”), is a diversified financial services company with approximately $12.3 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. Our Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. Our Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our wholly-owned subsidiaries, Axos Clearing LLC (“Axos Clearing”) and Axos Invest, Inc. (“Axos Invest”), generate interest and fee income by providing comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
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
Axos Clearing is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). Axos Invest is a Registered Investment Advisor under the Investment Advisers Act of 1940, that is registered with the SEC, and Axos Invest LLC is an introducing broker-dealer that is registered with the SEC and FINRA.
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

Segment Information
The Company determines reportable segments based on what separate financial information is available and what segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. We operate through two segments: Banking Business and Securities Business.
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
Securities services includes fully disclosed clearing services through Axos Clearing to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. We provide financing to our brokerage customers for their securities trading activities through margin loans that are collateralized by securities, cash, or other acceptable collateral. Securities lending activities include borrowing and lending securities with other broker-dealers. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker dealers for similar purposes.
Investment management includes our digital wealth management business, which provides our retail customers with investment management services through a comprehensive and flexible technology platform.
Segment results are compiled based upon the management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions or in accordance with generally accepted accounting principles.
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
Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. We completed two business acquisition and two asset acquisitions during the fiscal year ended June 30, 2019, with no new acquisition activity during the six months ended December 31, 2019. Additionally, in October 2019, the Bank renewed its agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2020 tax season. Further discussion of our Brand Partnership Products can be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2019.
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
We define net income without the after-tax impact of non-recurring acquisition-related costs (including amortization of intangible assets related to acquisitions), and excess FDIC expense, and other costs (unusual or non-recurring charges), (“adjusted earnings”), a non-GAAP financial measure. Excess FDIC expense is defined as the higher insurance costs associated with increased levels of short-term brokered deposits in anticipation of the acquisition of deposits from Nationwide Bank. Adjusted earnings per diluted common share (“adjusted EPS”), a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Bank’s operating performance. Excluding the non-recurring acquisition related costs, excessive FDIC expense, and other costs provides investors with an understanding of Axos’ business without these non-recurring costs.
Below is a reconciliation of net income to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$41,295	$38,835	$82,081	$75,676
Acquisition-related costs	2,330	1,064	3,977	2,133
Excess FDIC expense	—	—	—	1,111
Income taxes	(676)	(295)	(1,134)	(861)
Adjusted earnings (Non-GAAP)	$42,949	$39,604	$84,924	$78,059
Adjusted EPS (Non-GAAP)	$0.69	$0.63	$1.37	$1.24

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
Below is a reconciliation of total stockholders’ equity to tangible book value (Non-GAAP) as of the dates indicated:

	December 31,
(Dollars in thousands)	2019	2018
Total stockholders’ equity	$1,160,752	$994,401
Less: preferred stock	5,063	5,063
Common stockholders’ equity	1,155,689	989,338
Less: mortgage servicing rights, carried at fair value	11,262	11,215
Less: goodwill and other intangible assets	130,534	79,829
Tangible common stockholders’ equity (Non-GAAP)	$1,013,893	$898,294
Common shares outstanding at end of period	61,338,386	61,207,743
Tangible book value per common share (Non-GAAP)	$16.53	$14.68

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	December 31, 2019	June 30, 2019	December 31, 2018
Selected Balance Sheet Data:
Total assets	$12,269,288	$11,220,238	$9,810,096
Loans and leases—net of allowance for loan and lease losses	10,141,397	9,382,124	9,017,550
Loans held for sale, carried at fair value	36,092	33,260	16,135
Loans held for sale, lower of cost or fair value	3,430	4,800	2,883
Allowance for loan and lease losses	59,514	57,085	53,706
Securities—trading	1,740	—	—
Securities—available-for-sale	208,026	227,513	216,785
Securities borrowed	168,114	144,706	—
Customer, broker-dealer and clearing receivables	244,379	203,192	—
Total deposits	10,114,340	8,983,173	8,340,520
Advances from the FHLB	257,500	458,500	342,500
Borrowings, subordinated notes and debentures	62,233	168,929	54,625
Securities loaned	206,199	198,356	—
Customer, broker-dealer and clearing payables	305,669	238,604	—
Total stockholders’ equity	1,160,752	1,073,050	994,401

Capital Ratios:
Equity to assets at end of period	9.46%	9.56%	10.14%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	8.88%	8.75%	9.41%
Common equity tier 1 capital (to risk-weighted assets)	11.29%	11.43%	12.50%
Tier 1 capital (to risk-weighted assets)	11.35%	11.49%	12.57%
Total capital (to risk-weighted assets)	12.65%	12.91%	14.01%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.16%	9.21%	9.03%
Common equity tier 1 capital (to risk-weighted assets)	11.55%	12.14%	12.06%
Tier 1 capital (to risk-weighted assets)	11.55%	12.14%	12.06%
Total capital (to risk-weighted assets)	12.25%	12.89%	12.80%
Axos Clearing, LLC:
Net capital	31,917	21,669	N/A
Excess capital	27,056	17,858	N/A
Net capital as a percentage of aggregate debit items	13.13%	11.37%	N/A
Net capital in excess of 5% aggregate debit items	19,765	12,142	N/A

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Selected Income Statement Data:
Interest and dividend income	$147,288	$131,239	$293,633	$254,036
Interest expense	38,868	38,519	81,910	75,037
Net interest income	108,420	92,720	211,723	178,999
Provision for loan and lease losses	4,500	4,950	7,200	5,550
Net interest income after provision for loan and lease losses	103,920	87,770	204,523	173,449
Non-interest income	21,207	16,892	42,743	33,435
Non-interest expense	66,965	50,933	132,432	103,855
Income before income tax expense	58,162	53,729	114,834	103,029
Income tax expense	16,867	14,894	32,753	27,353
Net income	$41,295	$38,835	$82,081	$75,676
Net income attributable to common stock	$41,217	$38,757	$81,926	$75,521

Per Common Share Data:
Net income:
Basic	$0.67	$0.62	$1.34	$1.21
Diluted	$0.67	$0.62	$1.32	$1.20
Adjusted earnings (Non-GAAP)	$0.69	$0.63	$1.37	$1.24
Book value	$18.84	$16.16	$18.84	$16.16
Tangible book value (Non-GAAP)	$16.53	$14.68	$16.53	$14.68

Weighted average number of common shares outstanding:
Basic	61,315,590	62,336,779	61,281,127	62,566,188
Diluted	61,938,988	62,674,876	61,900,633	63,046,933
Common shares outstanding at end of period	61,338,386	61,207,743	61,338,386	61,207,743
Common shares issued at end of period	66,915,478	66,169,401	66,915,478	66,169,401

Performance Ratios and Other Data:
Loan and lease originations for investment	$1,435,152	$1,855,336	$2,896,918	$3,205,515
Loan originations for sale	$666,192	$610,165	$994,004	$913,132
Loan and lease purchases	$—	$11,009	$—	$11,009
Return on average assets	1.42%	1.59%	1.43%	1.58%
Return on average common stockholders’ equity	14.35%	15.29%	14.57%	15.14%
Interest rate spread[1]	3.37%	3.48%	3.35%	3.44%
Net interest margin[2]	3.87%	3.87%	3.81%	3.82%
Net interest margin[2] – Banking Business Segment only	3.94%	3.90%	3.89%	3.85%
Efficiency ratio[3]	51.66%	46.47%	52.04%	48.89%
Efficiency ratio[3] – Banking Business Segment only	43.81%	40.94%	43.87%	42.65%

Asset Quality Ratios:
Net annualized charge-offs to average loans and leases	0.17%	0.06%	0.10%	0.02%
Non-performing loans and leases to total loans and leases	0.52%	0.35%	0.52%	0.35%
Non-performing assets to total assets	0.49%	0.40%	0.49%	0.40%
Allowance for loan and lease losses to total loans and leases held for investment at end of period	0.58%	0.59%	0.58%	0.59%
Allowance for loan and lease losses to non-performing loans and leases	112.85%	124.88%	112.85%	124.88%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
3 Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2019 and 2018
For the three months ended December 31, 2019, we had net income of $41.3 million compared to net income of $38.8 million for the three months ended December 31, 2018. Net income attributable to common stockholders was $41.2 million or $0.67 per diluted share for the three months ended December 31, 2019 compared to net income attributable to common shareholders of $38.8 million, or $0.62 per diluted share for the three months ended December 31, 2018. For the six months ended December 31, 2019, we had net income of $82.1 million compared to net income of $75.7 million for the six months ended December 31, 2018. Net income attributable to common stockholders was $81.9 million, or $1.32 per diluted share for the six months ended December 31, 2019 compared to net income attributable to common shareholders of $75.5 million, or $1.20 per diluted share for the six months ended December 31, 2018. For the three and six months ended December 31, 2019, the increase in net income was primarily due to growth in net interest income and non-interest income, partially offset by an increase in non-interest expense.

Adjusted earnings and adjusted EPS, non-GAAP measures, which exclude non-recurring costs related to mergers and acquisitions (including amortization of intangible assets related to acquisitions) and excess FDIC expense, increased 8.4% to $42.9 million and 9.5% to $0.69, respectively, for the quarter ended December 31, 2019 compared to $39.6 million and $0.63, respectively, for the quarter ended December 31, 2018. Adjusted earnings and adjusted EPS increased 8.8% to $84.9 million and 10.5% to $1.37, respectively, for the six months ended December 31, 2019 compared to $78.1 million and $1.24, respectively, for the six months ended December 31, 2018.
Net Interest Income
Net interest income for the three and six months ended December 31, 2019 totaled $108.4 million and $211.7 million, an increase of 16.9% and 18.3%, compared to net interest income of $92.7 million and $179.0 million for the three and six months ended December 31, 2018. The growth of net interest income for both the three and six months ended December 31, 2019 is primarily due to increased average earnings assets from net loan and lease portfolio growth, partially offset by volume and rate increases in deposits.
Total interest and dividend income during the three and six months ended December 31, 2019 increased 12.2% to $147.3 million and 15.6% to $293.6 million, respectively, compared to $131.2 million and $254.0 million during the three and six months ended December 31, 2018. The increases in interest and dividend income for the three and six months ended December 31, 2019 was primarily attributable to the continued growth in average earning assets from loan and lease originations, as well as the addition of securities borrowed and margin lending from our Securities Business. The average balance of interest-earning loans and leases increased 11.7% and 12.5% for the three and six months ended December 31, 2019 compared to the three and six months ended December 31, 2018.
Total interest expense was $38.9 million and $81.9 million for the three and six months ended December 31, 2019, an increase of $0.3 million or 0.9% and of $6.9 million or 9.2% as compared with the three and six months ended December 31, 2018, respectively. The increase for the three months ended December 31, 2019 compared to the same 2018 period was due primarily to increased average interest-bearing liabilities which grew 7.3%. Interest-bearing savings and demand deposits grew by $1,013.6 million and $909.1 million and time deposits grew by $342.3 million and $542.2 million for the three and six months ending December 31, 2018 and 2019, respectively.
For the three months ended December 31, 2019, the net interest margin, defined as annualized net interest income divided by average earning assets, was stable at 3.87% compared to the three months ended December 31, 2018. For the six months ended December 31, 2019, the net interest margin decreased from 3.82% to 3.81% compared to the six months ended December 31, 2018.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2019 and 2018:

	For the Three Months Ended
	December 31,
	2019			2018
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$9,827,007	$136,602	5.56%	$8,800,280	$123,275	5.60%
Interest-earning deposits in other financial institutions	755,275	3,240	1.72%	512,922	2,905	2.27%
Securities[4]	202,266	3,051	6.03%	210,171	3,465	6.59%
Securities borrowed and margin lending[5]	400,771	3,865	3.86%	—	—	—%
Stock of the regulatory agencies	32,601	530	6.50%	56,389	1,594	11.31%
Total interest-earning assets	11,217,920	147,288	5.25%	9,579,762	131,239	5.48%
Non-interest-earning assets	382,178			219,849
Total assets	$11,600,098			$9,799,611
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,473,537	$17,418	1.56%	$3,459,892	$12,941	1.50%
Time deposits	2,537,155	15,496	2.44%	2,194,901	13,044	2.38%
Securities loaned	212,412	163	0.31%	—	—	—%
Advances from the FHLB	948,464	4,495	1.90%	1,982,717	11,574	2.33%
Borrowings, subordinated notes and debentures	84,576	1,296	6.13%	58,963	960	6.51%
Total interest-bearing liabilities	8,256,144	38,868	1.88%	7,696,473	38,519	2.00%
Non-interest-bearing demand deposits	1,756,495			1,057,233
Other non-interest-bearing liabilities	438,551			27,158
Stockholders’ equity	1,148,908			1,018,747
Total liabilities and stockholders’ equity	$11,600,098			$9,799,611
Net interest income		$108,420			$92,720
Interest rate spread[6]			3.37%			3.48%
Net interest margin[7]			3.87%			3.87%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2019 and 2018:

	For the Six Months Ended
	December 31,
	2019			2018
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$9,706,230	$270,489	5.57%	$8,629,328	$239,868	5.56%
Interest-earning deposits in other financial institutions	745,878	7,473	2.00%	511,692	5,473	2.14%
Securities[4]	205,662	5,633	5.48%	195,155	6,478	6.64%
Securities borrowed and margin lending[5]	421,943	9,207	4.36%	—	—	—%
Stock of the regulatory agencies	26,439	831	6.29%	46,067	2,217	9.63%
Total interest-earning assets	11,106,152	293,633	5.29%	9,382,242	254,036	5.42%
Non-interest-earning assets	368,121			208,788
Total assets	$11,474,273			$9,591,030
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,829,469	$40,779	1.69%	$3,920,398	$30,342	1.55%
Time deposits	2,511,527	30,941	2.46%	1,969,282	24,324	2.47%
Securities loaned	326,161	449	0.28%	—	—	—%
Advances from the FHLB	627,617	6,259	1.99%	1,635,301	18,482	2.26%
Borrowings, subordinated notes and debentures	132,077	3,482	5.27%	56,776	1,889	6.65%
Total interest-bearing liabilities	8,426,851	81,910	1.94%	7,581,757	75,037	1.98%
Non-interest-bearing demand deposits	1,604,911			954,025
Other non-interest-bearing liabilities	313,235			52,552
Stockholders’ equity	1,129,276			1,002,696
Total liabilities and stockholders’ equity	$11,474,273			$9,591,030
Net interest income		$211,723			$178,999
Interest rate spread[6]			3.35%			3.44%
Net interest margin[7]			3.81%			3.82%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.8 million and $29.5 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2019 and 2018 six-month periods, respectively.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and six months ended December 31, 2019 and 2018:

	For the Three Months Ended			For the Six Months Ended
	December 31, 2019			December 31, 2019
	2019 vs 2018			2019 vs 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$14,217	$(890)	$13,327	$30,186	$435	$30,621
Interest-earning deposits in other financial institutions	1,154	(819)	335	2,377	(377)	2,000
Securities	(114)	(300)	(414)	334	(1,179)	(845)
Securities borrowed and margin lending	3,865	—	3,865	9,207	—	9,207
Stock of the regulatory agencies	(530)	(534)	(1,064)	(764)	(622)	(1,386)
	$18,592	$(2,543)	$16,049	$41,340	$(1,743)	$39,597
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$3,939	$538	$4,477	$7,511	$2,926	$10,437
Time deposits	2,111	341	2,452	6,715	(98)	6,617
Securities loaned	163	—	163	449	—	449
Advances from the FHLB	(5,229)	(1,850)	(7,079)	(10,238)	(1,985)	(12,223)
Borrowings, subordinated notes and debentures	395	(59)	336	2,055	(462)	1,593
	$1,379	$(1,030)	$349	$6,492	$381	$6,873

Provision for Loan and Lease Losses
The loan and lease loss provision was $4.5 million for the three months ended December 31, 2019 compared to $5.0 million for the three months ended December 31, 2018. The loan and lease loss provision was $7.2 million for the six months ended December 31, 2019 compared to $5.6 million for the six months ended December 31, 2018. The decrease in the loan and lease loss provision for the three months ended December 31, 2019 was primarily the result of changes in loan and lease portfolio mix. The increase in the loan and lease loss provision for the six months ended December 31, 2019 was primarily the result of loan portfolio growth and changes in the loan mix. Provisions for loan and lease losses are charged to income to bring the allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan and Lease Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2019	2018	Inc (Dec)	2019	2018	Inc (Dec)
Realized gain (loss) on sale of securities	$—	$—	$—	$—	$(133)	$133
Prepayment penalty fee income	2,006	2,467	(461)	3,418	3,371	47
Gain on sale – other	1,924	1,943	(19)	5,746	5,076	670
Mortgage banking income	2,224	792	1,432	5,018	2,607	2,411
Broker-dealer fee income	5,555	—	5,555	11,211	—	11,211
Banking and service fees	9,498	11,690	(2,192)	17,350	22,514	(5,164)
Total non-interest income	$21,207	$16,892	$4,315	$42,743	$33,435	$9,308
Non-interest income increased $4.3 million to $21.2 million for the three months ended December 31, 2019. The increase was the result of the addition of broker dealer fees of $5.6 million due to the acquisitions in our Securities Business segment and a $1.4 million increase in mortgage banking income, partially offset by a $2.2 million decrease in banking and service fees and a $0.5 million decrease in prepayment penalty fee income. Non-interest income increased $9.3 million to $42.7 million for the six months ended December 31, 2019. The increase was primarily the result of the addition of broker-dealer fees of $11.2 million due to the acquisitions in our Securities Business segment, a $2.4 million increase in mortgage banking income, and an increase of $0.7 million in gain on sale-other, due to a sale of lottery receivables, partially offset by a $5.2 million decrease in banking and service fees.
Our relationship with H&R Block began in fiscal 2016 and introduced seasonality into the banking and service fees category of non-interest income, with an increase during our second fiscal quarter and the peak income in this category typically occurring during our third fiscal quarter ended March 31. Therefore, banking and services fees for the three months ended December 31, 2019 are not indicative of results to be expected for other quarters during the fiscal year. Historically, the primary non-interest income generating H&R Block products and services that lead to the increased banking and service fees are Emerald Prepaid Mastercard® (“EPC”) and Refund Transfer (“RT”). RT revenue is earned primarily in the quarter ended March 31. For the three months ended December 31, 2019 compared to the three months ended December 31, 2018, EPC was down slightly at $1.2 million compared to $1.4 million, respectively. For the six months ended December 31, 2019 and 2018, EPC revenue was flat at $2.7 million.
Included in gain on sale – other are sales of correspondent loans that are collateralized by non-mortgage assets and sales of structured settlement annuity receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and maybe classified on our balance sheet as loans held for sale, lower of cost or fair value.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2019	2018	Inc (Dec)	2019	2018	Inc (Dec)
Salaries and related costs	$33,958	$29,146	$4,812	$70,675	$59,808	$10,867
Data processing	7,410	4,913	2,497	15,221	9,648	5,573
Advertising and promotional	4,043	3,205	838	7,833	7,630	203
Depreciation and amortization	6,040	3,567	2,473	11,264	6,583	4,681
Professional services	3,112	2,345	767	4,701	4,203	498
Occupancy and equipment	3,122	1,797	1,325	5,960	3,399	2,561
FDIC and regulatory fees	939	1,528	(589)	1,130	4,454	(3,324)
Broker-dealer clearing charges	1,860	—	1,860	3,868	—	3,868
General and administrative expense	6,481	4,432	2,049	11,780	8,130	3,650
Total non-interest expenses	$66,965	$50,933	$16,032	$132,432	$103,855	$28,577
Non-interest expense, which is comprised primarily of compensation, data processing expenses, occupancy, advertising and promotional and other operating expenses, was $67.0 million for the three months ended December 31, 2019, up from $50.9 million for the three months ended December 31, 2018. Non-interest expense was $132.4 million for the six months ended December 31, 2019, up from $103.9 million for the six months ended December 31, 2018. Increases for the three and six months ended December 31, 2019 were primarily due to the acquisitions in our Securities Business segment.
Total salaries and related costs increased $4.8 million to $34.0 million for the three months ended December 31, 2019 compared to $29.1 million for the three months ended December 31, 2018 and total salaries and related costs increased $10.9 million to $70.7 million for the six months ended December 31, 2019 compared to $59.8 million for the six months ended December 31, 2018. The increase in compensation expense for the three and six months ended December 31, 2019 was primarily due to the staffing additions from the aforementioned acquisitions and increased staffing levels to support growth in the Banking segment, specifically for deposits, lending, information technology infrastructure development, and compliance activities. Our staff increased to 1,031 from 873, or 18.1% between December 31, 2019 and 2018, including the addition of staff from the acquisitions in our Securities Business segment.
Data processing expense increased $2.5 million and $5.6 million for the three and six months ended December 31, 2019, compared to the three and six month periods ended December 31, 2018, respectively. The increases were primarily due to the acquisitions in our Securities Business segment and enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotional expense increased $0.8 million and $0.2 million for the three and six months ended December 31, 2019, compared to the three and six months ended December 31, 2018, respectively. The increase for the three and six months ended December 31, 2019 was primarily related to lead generation and deposit marketing.
Depreciation and amortization expense increased $2.5 million and $4.7 million for the three and six months ended December 31, 2019, compared to the three and six months ended December 31, 2018, respectively. The increases were primarily due to amortization of intangibles, depreciation on lending platform enhancements and infrastructure development, and additions from our Securities Business.
Professional services, which include accounting and legal fees, increased $0.8 million for the three months and $0.5 million for the six months ended December 31, 2019, compared to the three and six month periods last year, respectively. Professional services charges increased due primarily to increased legal and consulting fees for the three and six months ended December 31, 2019, respectively.
Occupancy and equipment expense increased $1.3 million and $2.6 million for the three and six months ended December 31, 2019 compared to the three and six months ended December 31, 2018, in order to support increased production and office space for additional employees and due to the acquisitions in our Securities Business segment.
Our cost of FDIC and regulatory fees decreased $0.6 million and $3.3 million for the three and six months ended December 31, 2019, compared to the three and six month period last year, respectively. The decrease for the three and six months ended December 31, 2019 was due to a small bank assessment credit received from the FDIC. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.

Broker-dealer clearing charges increased $1.9 million and $3.9 million for the three and six months ended December 31, 2019 compared to the three and six months ended December 31, 2018. The increase was attributable to the addition of the Securities Business.
Other general and administrative costs increased by $2.0 million and $3.7 million for the three and six months ended December 31, 2019, compared to the three and six month period ended December 31, 2018, respectively. The increases were primarily related to costs supporting loan and deposit production and the Securities Business.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2019 and 2018 were 29.00% and 27.72%, respectively. Our effective income tax rates for the six months ended December 31, 2019 and 2018 were 28.52% and 26.55%, respectively. The change in effective income tax rates between periods are primarily the result of changes in tax benefits from stock compensation.
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

	For the Three Months Ended December 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$105,340	$4,037	$(957)	$108,420
Provision for loan losses	4,500	—	—	4,500
Non-interest income	16,225	6,284	(1,302)	21,207
Non-interest expense	53,253	10,455	3,257	66,965
Income before taxes	$63,812	$(134)	$(5,516)	$58,162

	For the Three Months Ended December 31, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$93,481	$—	$(761)	$92,720
Provision for loan losses	4,950	—	—	4,950
Non-interest income	16,892	—	—	16,892
Non-interest expense	45,188	—	5,745	50,933
Income before taxes	$60,235	$—	$(6,506)	$53,729

	For the Six Months Ended December 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$204,812	$9,183	$(2,272)	$211,723
Provision for loan losses	7,200	—	—	7,200
Non-interest income	32,015	12,685	(1,957)	42,743
Non-interest expense	103,886	21,519	7,027	132,432
Income before taxes	$125,741	$349	$(11,256)	$114,834

	For the Six Months Ended December 31, 2018
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$180,492	$—	$(1,493)	$178,999
Provision for loan losses	5,550	—	—	5,550
Non-interest income	33,435	—	—	33,435
Non-interest expense	91,230	—	12,625	103,855
Income before taxes	$117,147	$—	$(14,118)	$103,029
Banking Business
For the three months ended December 31, 2019, our Banking Business segment had income before taxes of $63.8 million compared to net income of $60.2 million for the three months ended December 31, 2018. For the six months ended December 31, 2019, we had net income of $125.7 million compared to net income of $117.1 million for the six months ended December 31, 2018. For the three and six months ended December 31, 2019, the increase in net income was primarily related to increased net interest income.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Efficiency ratio	43.81%	40.94%	43.87%	42.65%
Return on average assets	1.66%	1.77%	1.67%	1.75%
Interest rate spread	3.47%	3.52%	3.42%	3.49%
Net interest margin	3.94%	3.90%	3.89%	3.85%
Our Banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our Banking Business and reduce our consolidated net interest margin, such as the borrowing costs at our Parent Company and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in our Securities Business, including items related to securities financing operations that particularly decrease net interest margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2019 and 2018:

	For the Three Months Ended
	December 31,
	2019			2018
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$9,825,725	$136,602	5.56%	$8,800,039	$123,276	5.60%
Interest-earning deposits in other financial institutions	629,407	2,634	1.67%	512,922	2,905	2.27%
Securities[4]	199,716	3,052	6.11%	210,171	3,465	6.59%
Stock of the regulatory agencies	29,577	528	7.14%	56,389	1,591	11.29%
Total interest-earning assets	10,684,425	142,816	5.35%	9,579,521	131,237	5.48%
Non-interest-earning assets	211,833			199,369
Total assets	$10,896,258			$9,778,890
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,498,675	$17,485	1.55%	$3,542,240	$13,108	1.48%
Time deposits	2,537,155	15,496	2.44%	2,194,901	13,044	2.38%
Advances from the FHLB	948,475	4,495	1.90%	1,982,717	11,574	2.33%
Borrowings, subordinated notes and debentures	—	—	—%	4,355	30	2.76%
Total interest-bearing liabilities	7,984,305	37,476	1.88%	7,724,213	37,756	1.96%
Non-interest-bearing demand deposits	1,766,740			1,066,158
Other non-interest-bearing liabilities	78,492			17,608
Stockholders’ equity	1,066,721			970,911
Total liabilities and stockholders’ equity	$10,896,258			$9,778,890
Net interest income		$105,340			$93,481
Interest rate spread[5]			3.47%			3.52%
Net interest margin[6]			3.94%			3.90%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.0 million and $29.3 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2019 and 2018 three-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2019 and 2018:

	For the Six Months Ended
	December 31,
	2019			2018
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$9,705,585	$270,489	5.57%	$8,629,198	$239,868	5.56%
Interest-earning deposits in other financial institutions	606,871	5,961	1.96%	511,692	5,473	2.14%
Securities[4]	203,975	5,633	5.52%	195,155	6,477	6.64%
Stock of the regulatory agencies	23,414	827	7.06%	46,067	2,214	9.61%
Total interest-earning assets	10,539,845	282,910	5.37%	9,382,112	254,032	5.42%
Non-interest-earning assets	201,775			194,133
Total assets	$10,741,620			$9,576,245
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,851,899	$40,898	1.69%	$4,010,549	$30,704	1.53%
Time deposits	2,511,527	30,941	2.46%	1,969,282	24,324	2.47%
Advances from the FHLB	627,622	6,259	1.99%	1,635,301	18,482	2.26%
Borrowings, subordinated notes and debentures	—	—	—%	2,195	30	2.73%
Total interest-bearing liabilities	7,991,048	78,098	1.95%	7,617,327	73,540	1.93%
Non-interest-bearing demand deposits	1,615,396			961,049
Other non-interest-bearing liabilities	82,420			46,266
Stockholders’ equity	1,052,756			951,603
Total liabilities and stockholders’ equity	$10,741,620			$9,576,245
Net interest income		$204,812			$180,492
Interest rate spread[5]			3.42%			3.49%
Net interest margin[6]			3.89%			3.85%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.1 million and $29.5 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2019 and 2018 six-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income for our Banking segment. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and six months ended December 31, 2019 and 2018:

	For the Three Months Ended			For the Six Months Ended
	December 31, 2019			December 31, 2019
	2019 vs 2018			2019 vs 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$14,215	$(889)	$13,326	$30,186	$435	$30,621
Interest-earning deposits in other financial institutions	586	(857)	(271)	971	(483)	488
Securities	(168)	(245)	(413)	284	(1,128)	(844)
Stock of the regulatory agencies	(600)	(463)	(1,063)	(901)	(486)	(1,387)
	$14,033	$(2,454)	$11,579	$30,540	$(1,662)	$28,878
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$3,725	$652	$4,377	$6,803	$3,391	$10,194
Time deposits	2,111	341	2,452	6,715	(98)	6,617
Advances from the FHLB	(5,229)	(1,850)	(7,079)	(10,238)	(1,985)	(12,223)
Borrowings, subordinated notes and debentures	(30)	—	(30)	(30)	—	(30)
	$577	$(857)	$(280)	$3,250	$1,308	$4,558
The Banking segment’s net interest income for the three and six months ended December 31, 2019 totaled $105.3 million and $204.8 million, an increase of 12.7% and 13.5%, compared to net interest income of $93.5 million and $180.5 million for the three and six months ended December 31, 2018, respectively. The growth of net interest income for both the three and six months ended December 31, 2019 is primarily due to increased average earnings assets from net loan and lease portfolio growth and a reduced level of advances from the FHLB, partially offset by volume increases in interest-bearing demand and savings deposits and time deposits.
The Banking segment’s non-interest income decreased $0.7 million from $16.9 million to $16.2 million and decreased $1.4 million from $33.4 million to $32.0 million for the three and six months ended December 31, 2019 compared to the three and six months ended December 31, 2018, respectively. The $0.7 million decrease in non-interest income for the three months ended December 31, 2019, was primarily the result of a decrease in banking service fees of $2.3 million and $0.5 million in prepayment penalty fee income, partially offset by an increase of $2.0 million in mortgage banking income. The $1.4 million decrease in non-interest income for the six months ended December 31, 2019, was primarily the result of a $5.2 million decrease in banking and service fees, primarily due to reduced fee income from Axos Fiduciary Services, partially offset by $2.9 million increase in mortgage banking income and a $0.7 million increase in gain on sale-other.
The Banking segment’s non-interest expense increased $8.0 million and $12.7 million for the three and six months ended December 31, 2019 compared to the three and six months ended December 31, 2018, respectively. For the three months ended December 31, 2019 compared to the three months ended December 31, 2018, the $8.0 million increase of non-interest expense was primarily due to a $1.9 million increase of salaries and related expenses related to staffing increase to support the overall growth of the Bank, a $1.9 million increase of depreciation and amortization, a $1.0 million increase in data processing expense, a $1.3 million increase of occupancy and equipment, and a $0.8 million increase in other and general expense. For the six months ended December 31, 2019 compared to the six months ended December 31, 2018, the $12.7 million increase was primarily due to a $7.2 million increase in salaries and related expenses related to staffing increases to support the overall growth of the Bank, a $3.5 million increase in depreciation and amortization, a $2.7 million increase in data processing expense, $2.1 million increase in occupancy and equipment, partially offset by a decrease of $3.5 million for FDIC and regulatory fees due to a regulatory credit.

Securities Business
Income for the three and six months ended December 31, 2019, our Securities Business segment had a loss before taxes of $0.1 million and income of $0.3 million, respectively. The Securities Business segment was created as a result of acquisitions during the three months ended March 31, 2019, meaning there is no comparative 2018 period.
The following table provides our Securities Business operating results:

(Dollars in thousands)	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Net interest income	$4,037	$9,183
Non-interest income	6,284	12,685
Non-interest expense	10,455	21,519
Income (Loss) before income taxes	$(134)	$349
Net interest income for the three and six months ended December 31, 2019, was $4.0 million and $9.2 million. In the Securities Business, interest is earned through margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
The non-interest income during the three and six months ended December 31, 2019, was $6.3 million and $12.7 million, respectively, primarily the result of clearing and custodial related fees.
Non-interest expenses were $10.5 million and $21.5 million during the three and six months ended December 31, 2019. For the three month period ended December 31, 2019, the non-interest expense was primarily a result of $4.7 million in salaries and related expense, $1.9 million broker-dealer clearing charges, $1.4 million in data processing, $0.6 million in depreciation and amortization, and $1.0 million in other and general expense. For the six month period ended December 31, 2019, the non-interest expense was primarily a result of $9.3 million in salaries and related expense, $3.9 million in broker-dealer clearing charges, $2.8 million in data processing, $1.2 depreciation and amortization, $1.3 million professional services, and $2.1 million in general and other expense.
Selected information concerning the Securities segment follows as of and for the three months ended:

(Dollars in thousands)	December 31, 2019	June 30, 2019
Compensation as a % of net revenue	37.9%	35.0%
FDIC insured program balances at the Bank (end of period)	$357,629	$341,576
Customer margin balances (end of period)	$226,231	$189,193
Customer funds on deposit, including short credits (end of period)	$96,237	$206,469

Clearing:
Total tickets	744,365	595,962
Correspondents (end of period)	63	62

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$168,114	$203,192
Interest-bearing liabilities – stock loaned (end of period)	$206,199	$198,356

FINANCIAL CONDITION
Balance Sheet Analysis
Total assets increased $1,049.1 million, or 9.3%, to $12,269.3 million, as of December 31, 2019, up from $11,220.2 million at June 30, 2019. The increase in total assets was primarily due to an increase of $759.3 million in net loans and leases held for investment and assets added from our acquisitions. Total liabilities increased $961.3 million, primarily from growth in deposits of $1,131.2 million and liabilities added from our acquisitions, partially offset by a $201.0 million decrease in advances from the FHLB.
Loans and Leases
Net loans and leases held for investment increased 8.1% to $10,141.4 million at December 31, 2019 from $9,382.1 million at June 30, 2019. The increase in the loan and lease portfolio was primarily due to loan and lease originations of $2,896.9 million, partially offset by loan and lease repayments and other adjustments of $2,137.6 million during the six months ended December 31, 2019.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	December 31, 2019		June 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$4,137,395	40.6%	$4,281,080	45.3%
Warehouse	432,230	4.2%	301,999	3.2%
Financing[1]	471,435	4.6%	518,560	5.5%
Multifamily secured - mortgage and financing	2,171,711	21.3%	1,948,513	20.6%
Commercial real estate secured - mortgage	393,543	3.9%	326,154	3.5%
Auto and RV secured	309,290	3.0%	290,894	3.1%
Commercial & Industrial	2,167,314	21.2%	1,662,629	17.6%
Other	111,945	1.1%	119,481	1.3%
Total gross loans and leases	10,194,863	100.0%	9,449,310	100.2%
Allowance for loan and lease losses	(59,514)		(57,085)
Unaccreted discounts and loan and lease fees	6,048		(10,101)
Total net loans and leases	$10,141,397		$9,382,124
1Single family real estate secured: Financing consists of commercial specialty and lender finance loans secured by single family real estate.
The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of December 31, 2019, the Company had $1,246.0 million of interest only mortgage loans. Through December 31, 2019, the net amount of deferred interest on interest only loans was not material to our financial position or operating results.

Asset Quality and Allowance for Loan and Lease Losses
Non-performing Assets
Non-performing loans and leases are comprised of loans and leases past due 90 days or more on nonaccrual status and other nonaccrual loans and leases. Non-performing assets include non-performing loans and leases plus other real estate owned and repossessed vehicles. At December 31, 2019, our non-performing loans and leases totaled $52.7 million, or 0.52% of total gross loans and leases and our non-performing loans and leases and foreclosed assets or “non-performing assets” totaled $60.3 million, or 0.49% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2019	June 30, 2019	Inc (Dec)
Non-performing assets:
Non-accrual loans and leases:
Single family real estate secured:
Mortgage	$49,090	$46,005	$3,085
Multifamily secured - mortgage and financing	1,198	2,108	(910)
Commercial real estate secured - mortgage	1,931	—	1,931
Total non-performing loans secured by real estate	52,219	48,113	4,106
Auto and RV secured	206	115	91
Other	312	216	96
Total non-performing loans and leases	52,737	48,444	4,293
Foreclosed real estate	7,420	7,449	(29)
Repossessed—Auto and RV	136	36	100
Total non-performing assets	$60,293	$55,929	$4,364
Total non-performing loans and leases as a percentage of total loans and leases	0.52%	0.51%	0.01%
Total non-performing assets as a percentage of total assets	0.49%	0.50%	(0.01)%
Total non-performing assets increased from $55.9 million at June 30, 2019 to $60.3 million at December 31, 2019. As a percentage of total assets, non-performing assets decreased from 0.50% at June 30, 2019 to 0.49% at December 31, 2019. The non-performing assets increase of approximately $4.4 million, was primarily the result of increases in non-performing single family real estate secured mortgage loans.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. There were no performing troubled debt restructurings at December 31, 2019 and June 30, 2019.
Allowance for Loan and Lease Losses
We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan and lease losses is adequate at December 31, 2019, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.
The assessment of the adequacy of our allowance for loan and lease losses is based upon a range of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at December 31, 2019 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. We had $309.1 million of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $134.7 million; 715 – 769: $114.0 million; 700 – 714: $32.7 million; 660 – 699: $25.0 million and less than 660: $2.7 million.

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
The Company had $4,088.3 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,484.5 million; 61% – 70%: $1,349.4 million; 71% – 80%: $253.1 million; greater than 80%: $1.2 million.
The Company had $2,170.5 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $1,172.1 million; 56% – 65%: $656.6 million; 66% – 75%: $331.6 million; 76% – 80%: $5.5 million and greater than 80%: $4.7 million.
The Company had $391.6 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $201.6 million; 51% – 60%: $90.9 million; 61% – 70%: $77.6 million; and 71% – 80%: $21.5 million.
The commercial secured portfolio consists of business loans well-collateralized by residential real estate. The other portfolio consists of receivables factoring for businesses and consumers. We allocate the allowance for loan loss for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.
The weighted average LTV percentage for our entire real estate loan portfolio was 55% at December 31, 2019. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan and lease loss provisions in the future to provide a larger loss allowance for one or more of our loan and lease types.
The following table summarizes impaired loans and leases as of:

(Dollars in thousands)	December 31, 2019	June 30, 2019
Non-performing loans and leases—90+ days past due plus other non-accrual loans and leases	$52,180	$47,821
Troubled debt restructuring loans—non-accrual	557	623
Total impaired loans and leases	$52,737	$48,444

The following table reflects management’s allocation of the allowance for loan and lease losses by loan and lease category and the ratio of each loan and lease category to total loans and leases as of the dates indicated:

	December 31, 2019		June 30, 2019
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$20,234	34.0%	$21,295	37.4%
Warehouse	1,428	2.4%	996	1.7%
Financing	3,591	6.0%	5,331	9.3%
Multifamily secured - mortgage and financing	5,322	8.9%	4,097	7.2%
Commercial real estate secured - mortgage	1,191	2.0%	1,044	1.8%
Auto and RV secured	5,064	8.5%	4,818	8.4%
Commercial & Industrial	18,762	31.6%	17,514	30.7%
Other	3,922	6.6%	1,990	3.5%
Total	$59,514	100.0%	$57,085	100.0%
The loan and lease loss provision was $4.5 million and $5.0 million for the three months ended December 31, 2019 and 2018, respectively. The loan and lease loss provision was $7.2 million and $5.6 million for the six months ended December 31, 2019 and 2018, respectively. The decrease in the loan and lease loss provision for the three months ended December 31, 2019 was primarily the result of changes in loan portfolio mix. The increase in the loan and lease loss provision for the six months ended December 31, 2019 was primarily the result of loan portfolio growth and changes in the loan mix. We believe that the lower average

LTV in the mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan and lease loss reserves are based upon historical losses and expected future trends. The resolution of our existing other real estate owned and non-performing loans should not have a significant adverse impact on operating results.
Investment Securities
Total investment securities were $209.8 million as of December 31, 2019, compared with $227.5 million at June 30, 2019. During the six months ended December 31, 2019, we purchased securities for $139.4 million, and received principal repayments of approximately $157.7 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.
Deposits
Deposits increased a net $1,131.2 million, or 12.6%, to $10,114.3 million at December 31, 2019, from $8,983.2 million at June 30, 2019. Non-interest bearing deposits increased $1,167.4 million, or 81.0% , to $2,609.3 million at December 31, 2019, from $1,441.9 million at June 30, 2019. The primary driver for the increase for the December 2019 period are due to increased deposits from the Bank’s bankruptcy trustee and fiduciary services channel.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2019		June 30, 2019
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$2,609,311	—%	$1,441,930	—%
Interest-bearing:
Demand	2,531,817	1.46%	2,709,014	2.06%
Savings	2,491,029	1.38%	2,466,214	1.48%
Total interest-bearing demand and savings	5,022,846	1.42%	5,175,228	1.78%
Time deposits:
$250 and under[2]	1,828,933	2.49%	1,866,811	2.47%
Greater than $250	653,250	2.10%	499,204	2.27%
Total time deposits	2,482,183	2.39%	2,366,015	2.43%
Total interest bearing[2]	7,505,029	1.74%	7,541,243	1.99%
Total deposits	$10,114,340	1.29%	$8,983,173	1.67%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $907.9 million and $1,124.0 million as of December 31, 2019 and June 30, 2019, respectively, of which $714.4 million and $796.7 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2019	June 30, 2019	December 31, 2018
Non-interest bearing, prepaid and other	4,372,046	3,743,334	2,994,290
Checking and savings accounts	303,033	311,067	300,452
Time deposits	22,154	23,447	26,208
Total number of deposit accounts	4,697,233	4,077,848	3,320,950
The net increase of 628,712 of non-interest bearing, prepaid and other accounts for the six months ended December 31, 2019 was primarily the result of the seasonality of the H&R Block-branded products. Our non-interest bearing, prepaid and other accounts contain two omnibus accounts that when condensed for regulatory reporting purposes result in 21,104 accounts as of December 31, 2019.

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	December 31, 2019		June 30, 2019		December 31, 2018
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$257,500	2.28%	$458,500	2.39%	$342,500	2.32%
Borrowings, subordinated notes and debentures	62,233	6.30%	168,929	3.84%	54,625	6.53%
Total borrowings	$319,733	3.06%	$627,429	2.78%	$397,125	2.90%

Weighted average cost of borrowings during the quarter	2.24%		2.91%		2.46%
Borrowings as a percent of total assets	2.6%		5.6%		4.0%
At December 31, 2019, total borrowings amounted to $319.7 million, down $307.7 million, or 49.0%, from June 30, 2019 and down $77.4 million or 19.5% from December 31, 2018. Total borrowings represented 2.6% of total assets and had a weighted-average cost of 2.24% at December 31, 2019, compared with 5.6% of total assets at a weighted-average cost of 2.91% at June 30, 2019 and 4.0% of total assets at a weighted-average cost of 2.46% at December 31, 2018.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise.
Stockholders’ Equity
Stockholders’ equity increased $87.7 million to $1,160.8 million at December 31, 2019 compared to $1,073.1 million at June 30, 2019. The increase was the result of our net income for the six months ended December 31, 2019 of $82.1 million, vesting and issuance of RSUs of $6.0 million, partially offset by $0.2 million of dividends declared on preferred stock.

LIQUIDITY
Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2019	2018
Operating Activities	$128,654	$115,532
Investing Activities	$(779,156)	$(669,153)
Financing Activities	$819,309	$187,318
During the six months ended December 31, 2019, we had net cash inflows from operating activities of $128.7 million compared to inflows of $115.5 million for the six months ended December 31, 2018, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables.
Net cash outflows from investing activities totaled $779.2 million for the six months ended December 31, 2019, while outflows totaled $669.2 million for the same period in fiscal year 2019. The increase was primarily due to a decrease in repayments of loans and leases in the fiscal 2020 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $819.3 million for the six months ended December 31, 2019, and $187.3 million for the six months ended December 31, 2018. Net cash provided by financing activities increased primarily due to a net increase in deposits for the six months ended December 31, 2019.
During the six months ended December 31, 2019, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2019, the Company had $2,486.1 million available immediately and $179.0 million available with additional collateral. At December 31, 2019, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.

The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2019, the Bank did not have any borrowings outstanding and the amount available from this source was $1,432.2 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
Axos Clearing has a total of $230.0 million uncommitted secured lines of credit available for borrowing as needed. As of December 31, 2019, there was none outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $50.0 million committed unsecured line of credit available for limited purpose borrowing. As of December 31, 2019, there was none outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand.
We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At December 31, 2019, we had commitments to originate loans with an aggregate outstanding principal balance of $719.0 million, and commitments to sell loans with an aggregate outstanding principal balance of $84.0 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company has filed its answering brief and argument in the appeal from dismissal was held.
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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice on May 23, 2019. On June 20, 2019, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and subsequently opening and answering briefs were filed.
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
CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of December 31, 2019 totaled $1,204.5 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of December 31, 2019
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$366,671	$96,580	$91,164	$51,016	$127,911
Time deposits[2]	2,515,142	1,223,527	685,820	196,974	408,821
Operating lease obligations[3]	89,396	8,435	18,694	18,276	43,991
Total	$2,971,209	$1,328,542	$795,678	$266,266	$580,723

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no capitalized leases or material commitments for capital expenditures at December 31, 2019.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for leases of real property.

CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our unaudited condensed consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for December 31, 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At December 31, 2019, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2019 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Consolidated and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in millions)	December 31, 2019	June 30, 2019	December 31, 2019	June 30, 2019
Regulatory Capital:
Tier 1	$1,030	$938	$991	$932
Common equity tier 1	$1,025	$933	$991	$932
Total capital (to risk-weighted assets)	$1,148	$1,054	$1,050	$990

Assets:
Average adjusted	$11,466	$10,717	$10,820	$10,124
Total risk-weighted	$9,078	$8,162	$8,574	$7,680

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.88%	8.75%	9.16%	9.21%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.29%	11.43%	11.55%	12.14%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.35%	11.49%	11.55%	12.14%	8.00%	6.00%
Total capital (to risk-weighted assets)	12.65%	12.91%	12.25%	12.89%	10.00%	8.00%
Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At December 31, 2019, our Company and Bank are in compliance with the capital conservation buffer requirement, which increases by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.
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
At December 31, 2019, the net capital position of Axos Clearing was as follows:

(Dollars in thousands)	Axos Clearing
Net capital	$31,917
Less: required net capital	4,861
Excess Capital	$27,056

Net capital as a percentage of aggregate debit items	13.13%
Net capital in excess of 5% aggregate debit items	$19,765
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At December 31, 2019, the Company had a deposit requirement of $96.2 million and maintained a deposit of $80.2 million. On January 2, 2020, the company made a deposit in the amount of $18.0 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At December 31, 2019, the Company had a deposit requirement of $8.9 million and maintained a deposit of $16.0 million. On January 2, 2020, the Company made a withdrawal in the amount of $6.6 million.
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

Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2019 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2019
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$896,055	$—	$—	$—	$896,055
Securities[1]	229,080	5,557	3,775	11,839	250,251
Stock of the regulatory agencies	17,250	—	—	—	17,250
Loans and leases—net of allowance for loan loss	5,291,194	1,195,264	3,653,408	(56,964)	10,082,902
Loans held for sale	39,522	—	—	—	39,522
Total interest-earning assets	6,473,101	1,200,821	3,657,183	(45,125)	11,285,980
Non-interest earning assets	—	—	—	—	264,802
Total assets	$6,473,101	$1,200,821	$3,657,183	$(45,125)	$11,550,782
Interest-bearing liabilities:
Interest-bearing deposits	$1,494,172	$4,768,776	$891,719	$374,542	$7,529,209
Advances from the FHLB	25,000	55,000	117,500	60,000	257,500
Borrowings, subordinated notes and debentures	35,596	—	—	40,984	76,580
Total interest-bearing liabilities	1,554,768	4,823,776	1,009,219	475,526	7,863,289
Other non-interest-bearing liabilities	—	—	—	—	2,623,242
Stockholders’ equity	—	—	—	—	1,064,251
Total liabilities and equity	$1,554,768	$4,823,776	$1,009,219	$475,526	$11,550,782
Net interest rate sensitivity gap	$4,918,333	$(3,622,955)	$2,647,964	$(520,651)	$3,422,691
Cumulative gap	$4,918,333	$1,295,378	$3,943,342	$3,422,691	$3,422,691
Net interest rate sensitivity gap—as a % of total interest earning assets	43.58%	(32.10)%	23.46%	(4.61)%	30.33%
Cumulative gap—as % of total interest earning assets	43.58%	11.48%	34.94%	30.33%	30.33%

[1]	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2019 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of December 31, 2019
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$448,812	8.2%	$434,263	5.4%
Base	$414,944	—%	$411,929	—%
Down 200 basis points	$384,116	(7.4)%	$392,034	(4.8)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of December 31, 2019
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,254,167	8.7%	10.9%
Up 200 basis points	$1,271,746	10.2%	10.9%
Up 100 basis points	$1,235,407	7.0%	10.5%
Base	$1,154,219	—%	9.7%
Down 100 basis points	$1,078,118	(6.6)%	9.0%
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
At December 31, 2019, Axos Clearing held municipal obligations, these positions were classified as trading securities and had maturities greater than 10 years.

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
On January 28, 2019, the Company completed its acquisition of Axos Clearing. The Company is in the process of integrating the internal controls over financial reporting of Axos Clearing with the rest of the Company. Other than the foregoing, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Recent changes to our size and structure could subject us to increased costs.
The current term of the Program Management Agreement with H&R Block ends on June 30, 2022, and may be terminated early by H&R Block in the event that Axos no longer qualifies as exempt from the provisions of the Dodd-Frank Act known as the “Durbin Amendment”.  Such provisions limit the level of interchange fees that may be charged by institutions with greater than $10 billion in total assets, beginning July 1st of the following year in which the institution exceeds such size.  Because the Company’s total assets exceeded $10 billion on December 31, 2019, the Durbin Amendment applies to us starting in July 2020.  However, we have the right to avoid early termination of the Program Management Agreement by compensating H&R Block for the loss of its actual interchange income.  We estimate that such compensation could total approximately $25 million pre-tax annually, approximately $18.0 million after tax or $0.28 per diluted common share, although the actual amount would vary based upon the number and type of interchange transactions generated by the Emerald Card Program.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended December 31, 2019. On August 2, 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization is in addition to the previous share repurchase program approved on March 17, 2016. On March 17, 2016, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $100 million of the Company’s stock. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase programs do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these programs will be held as treasury shares. During the quarter ended December 31, 2019, there were no shares purchased under the programs.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended December 31, 2019
October 1, 2019 to October 31, 2019	—	$—	—	$108,380
November 1, 2019 to November 30, 2019	—	$—	—	$108,380
December 1, 2019 to December 31, 2019	—	$—	—	$108,380
For the Three Months Ended December 31, 2019	—	$—	—	$108,380

Stock Retained in Net Settlement
October 1, 2019 to October 31, 2019	758
November 1, 2019 to November 30, 2019	350
December 1, 2019 to December 31, 2019	26,542
For the Three Months Ended December 31, 2019	27,650

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

Axos Financial, Inc.

Dated:	January 29, 2020	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	January 29, 2020	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)