Form 10-Q
period 2020-03-31
Axos Financial, Inc.
filed 2020-04-29
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 59,655,664 shares of common stock, $0.01 par value per share, as of April 24, 2020.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	March 31, 2020	June 30, 2019
ASSETS
Cash and cash equivalents	$671,744	$511,225
Cash segregated for regulatory purposes	182,455	346,143
Total cash, cash equivalents, and cash segregated	854,199	857,368
Securities:
Trading	919	—
Available-for-sale	191,388	227,513
Stock of regulatory agencies	23,833	20,276
Loans held for sale, carried at fair value	40,236	33,260
Loans held for sale, lower of cost or fair value	29	4,800
Loans and leases—net of allowance for loan and lease losses of $87,097 as of March 31, 2020 and $57,085 as of June 30, 2019	10,372,921	9,382,124
Mortgage servicing rights, carried at fair value	9,962	9,784
Other real estate owned and repossessed vehicles	7,307	7,485
Goodwill and other intangible assets—net	127,962	134,893
Securities borrowed	53,816	144,706
Customer, broker-dealer and clearing receivables	187,353	203,192
Other assets	289,994	194,837
TOTAL ASSETS	$12,159,919	$11,220,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$2,328,660	$1,441,930
Interest bearing	7,238,678	7,541,243
Total deposits	9,567,338	8,983,173
Advances from the Federal Home Loan Bank	770,500	458,500
Borrowings, subordinated notes and debentures	76,285	168,929
Securities loaned	76,587	198,356
Customer, broker-dealer and clearing payables	318,100	238,604
Accounts payable and accrued liabilities and other liabilities	166,657	99,626
Total liabilities	10,975,467	10,147,188
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of March 31, 2020 and June 30, 2019	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 67,084,817 shares issued and 59,653,192 shares outstanding as of March 31, 2020; 66,563,922 shares issued and 61,128,817 shares outstanding as of June 30, 2019	671	666
Additional paid-in capital	406,731	389,945
Accumulated other comprehensive income (loss)—net of tax	(2,726)	16
Retained earnings	964,076	826,170
Treasury stock, at cost; 7,431,625 shares as of March 31, 2020 and 5,435,105 shares as of June 30, 2019	(189,363)	(148,810)
Total stockholders’ equity	1,184,452	1,073,050
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,159,919	$11,220,238

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except earnings per common share)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$175,065	$157,181	$445,554	$397,049
Securities borrowed and customer receivables	3,818	3,970	13,025	3,970
Investments	6,180	8,057	20,117	22,225
Total interest and dividend income	185,063	169,208	478,696	423,244
INTEREST EXPENSE:
Deposits	31,254	29,719	102,974	84,385
Advances from the Federal Home Loan Bank	3,952	8,366	10,211	26,848
Securities loaned	115	1,038	564	1,038
Other borrowings	1,126	916	4,608	2,805
Total interest expense	36,447	40,039	118,357	115,076
Net interest income	148,616	129,169	360,339	308,168
Provision for loan and lease losses	28,500	19,000	35,700	24,550
Net interest income, after provision for loan and lease losses	120,116	110,169	324,639	283,618
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	—	—	—	(133)
Other-than-temporary loss on securities:
Other-than-temporary loss on securities:	—	(1,666)	—	(1,666)
Less: Portion of other temporary impairment losses recognized in OCI	—	845	—	845
Change to net impairment losses recognized in earnings on securities	—	(821)	—	(821)
Prepayment penalty fee income	1,406	706	4,824	4,077
Gain on sale – other	608	535	6,354	5,611
Mortgage banking income	2,955	352	7,973	2,959
Broker-dealer fee income	6,329	5,036	17,540	5,036
Banking and service fees	20,244	20,290	37,594	42,804
Total non-interest income	31,542	26,098	74,285	59,533
NON-INTEREST EXPENSE:
Salaries and related costs	36,257	33,716	106,932	93,524
Data processing	6,563	7,144	21,784	16,792
Depreciation and amortization	6,197	4,765	17,461	11,348
Advertising and promotional	3,887	3,635	11,720	11,265
Professional services	3,231	4,286	7,932	8,489
Occupancy and equipment	2,919	2,584	8,879	5,983
FDIC and regulatory fees	2,013	2,133	3,143	6,587
Broker-dealer clearing charges	2,180	1,095	6,048	1,095
General and administrative expense	8,543	22,457	20,323	30,587
Total non-interest expense	71,790	81,815	204,222	185,670
INCOME BEFORE INCOME TAXES	79,868	54,452	194,702	157,481
INCOME TAXES	23,811	15,631	56,564	42,984
NET INCOME	$56,057	$38,821	$138,138	$114,497
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$55,980	$38,744	$137,906	$114,265
COMPREHENSIVE INCOME	$53,578	$38,530	$135,396	$114,592
Basic earnings per common share	$0.92	$0.63	$2.25	$1.84
Diluted earnings per common share	$0.91	$0.63	$2.23	$1.83

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2020	2019	2020	2019
NET INCOME	$56,057	$38,821	$138,138	$114,497
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(1,032) and $128 for the three and $(1,142) and $109 for nine months ended March 31, 2020 and 2019, respectively.	(2,479)	303	(2,742)	595
Other-than-temporary impairment on securities sold, reclassed in other comprehensive income, net of tax expense (benefit) of $0 and $(251) for the three and $0 and $(251) for nine months ended March 31, 2020 and 2019, respectively.	—	(594)	—	(594)
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $(30) for the nine months ended March 31, 2019	—	—	—	94
Other comprehensive income (loss)	(2,479)	(291)	(2,742)	95
Comprehensive income	$53,578	$38,530	$135,396	$114,592

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2020
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2019	515	$5,063	66,915,478	(5,577,092)	61,338,386	$669	$399,806	$908,096	$(247)	$(152,635)	$1,160,752
Net income	—	—	—	—	—	—	—	56,057	—	—	56,057
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,479)	—	(2,479)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Purchase of treasury stock	—	—	—	(1,815,783)	(1,815,783)	—	—	—	—	(35,838)	(35,838)
Stock-based compensation expense and restricted stock unit vesting	—	—	169,339	(38,750)	130,589	2	6,925	—	—	(890)	6,037
BALANCE—March 31, 2020	515	$5,063	67,084,817	(7,431,625)	59,653,192	$671	$406,731	$964,076	$(2,726)	$(189,363)	$1,184,452

	For the Three Months Ended March 31, 2019
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2018	515	$5,063	66,169,401	(4,961,658)	61,207,743	$662	$377,689	$746,869	$(227)	$(135,655)	$994,401
Net income	—	—	—	—	—	—	—	38,821	—	—	38,821
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(291)	—	(291)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Stock-based compensation expense and restricted stock unit vesting	—	—	83,897	(6,265)	77,632	1	6,802	—	—	(172)	6,631
BALANCE—March 31, 2018	515	$5,063	66,253,298	(4,967,923)	61,285,375	$663	$384,491	$785,613	$(518)	$(135,827)	$1,039,485

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

	For the Nine Months Ended March 31, 2020
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2019	515	$5,063	66,563,922	(5,435,105)	61,128,817	$666	$389,945	$826,170	$16	$(148,810)	$1,073,050
Net income	—	—	—	—	—	—	—	138,138	—	—	138,138
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,742)	—	(2,742)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(232)	—	—	(232)
Purchase of treasury stock	—	—	—	(1,815,783)	(1,815,783)	—	—	—	—	(35,838)	(35,838)
Stock-based compensation expense and restricted stock unit vesting	—	—	520,895	(180,737)	340,158	5	16,786	—	—	(4,715)	12,076
BALANCE—March 31, 2020	515	$5,063	67,084,817	(7,431,625)	59,653,192	$671	$406,731	$964,076	$(2,726)	$(189,363)	$1,184,452

	For the Nine Months Ended March 31, 2019
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2018	515	$5,063	65,796,060	(3,107,996)	62,688,064	$658	$366,515	$671,348	$(613)	$(82,458)	$960,513
Net income	—	—	—	—	—	—	—	114,497	—	—	114,497
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	95	—	95
Cash dividends on preferred stock	—	—	—	—	—	—	—	(232)	—	—	(232)
Purchase of treasury stock	—	—	—	(1,704,528)	(1,704,528)	—	—	—	—	(47,881)	(47,881)
Stock-based compensation expense and restricted stock unit vesting	—	—	457,238	(155,399)	301,839	5	17,976	—	—	(5,488)	12,493
BALANCE—March 31, 2019	515	$5,063	66,253,298	(4,967,923)	61,285,375	$663	$384,491	$785,613	$(518)	$(135,827)	$1,039,485

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138,138	$114,497
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	392	(245)
Net accretion on securities and loans and leases	(35,186)	(30,599)
Amortization of borrowing costs	156	156
Amortization of operating lease right of use asset	(4,345)	—
Stock-based compensation expense	16,791	17,981
Net (gain) loss on sale of investment securities	—	133
Impairment charge on securities	—	821
Provision for loan and lease losses	35,700	24,550
Broker-dealer reserve for bad debt	—	15,298
Deferred income taxes	(12,872)	(13,640)
Origination of loans held for sale	(1,286,230)	(1,201,001)
Unrealized (gain) loss on loans held for sale	(574)	246
Gain on sales of loans held for sale	(14,327)	(8,570)
Proceeds from sale of loans held for sale	1,296,148	1,227,360
Change in fair value of mortgage servicing rights	3,869	2,053
(Gain) loss on sale of other real estate and foreclosed assets	(118)	(253)
Depreciation and amortization	17,461	11,348
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	90,890	30,731
Customer, broker-dealer and clearing receivables	15,839	(36,024)
Other assets	17,884	(25,307)
Securities loaned	(121,769)	(1,467)
Customer, broker-dealer and clearing payables	79,496	5,097
Accounts payable and other liabilities	(15,381)	(6,554)
Net cash provided by (used in) operating activities	221,962	126,611
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(244,530)	(73,664)
Proceeds from sales of securities	—	1,927
Proceeds from repayment of securities	276,782	41,755
Purchase of stock of regulatory agencies	(48,088)	(177,326)
Proceeds from redemption of stock of regulatory agencies	44,531	177,325
Origination of loans and leases held for investment	(5,363,107)	(5,369,034)
Proceeds from sale of loans and leases held for investment	24,667	45,073
Origination of mortgage warehouse loans, net	(130,231)	(63,868)
Proceeds from sales of other real estate owned and repossessed assets	704	1,805
Cash paid for deposit acquisition	—	(14,747)
Acquisition of business activity, net of cash paid	—	67,911
Purchases of loans and leases, net of discounts and premiums	—	(11,525)
Principal repayments on loans and leases	4,461,594	4,727,328
Purchases of furniture, equipment and software	(9,956)	(16,786)
Net cash used in investing activities	(987,634)	(663,826)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	584,165	670,105
Net (repayment) proceeds of the Federal Home Loan Bank term advances	30,000	(132,500)
Net (repayment) proceeds of Federal Home Loan Bank other advances	282,000	119,000
Net proceeds (repayments) of other borrowings	(92,800)	67,200
Tax payments related to settlement of restricted stock units	(4,715)	(5,488)
Repurchase of treasury stock	(35,838)	(47,881)
Cash dividends paid on preferred stock	(309)	(232)
Proceeds from issuance of subordinated notes	—	7,500
Net cash provided by financing activities	762,503	677,704
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,169)	140,489
CASH AND CASH EQUIVALENTS—Beginning of year	$857,368	$622,850
CASH AND CASH EQUIVALENTS—End of period	$854,199	$763,339

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$117,808	$112,717
Income taxes paid	$42,020	$43,930
Transfers to other real estate and repossessed vehicles	$853	$578
Transfers from loans and leases held for investment to loans held for sale	$40,025	$57,408
Loans and leases held for investment sold, cash not received	$18,662	$33,996
Operating lease liabilities for obtaining right of use assets	$82,940	$—
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2020 AND 2019
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2019 included in our Annual Report on Form 10-K. Certain reclassifications to dividend and interest income line items for the nine months ended March 31, 2020 have been made to conform to the current period presentation. The reclassifications had no effect on total dividend and interest income, net interest income, net income nor stockholders’ equity for any period.
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
New Accounting Standards
Accounting Standards Adopted During Fiscal 2020
Leases. On July 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases (Topic 842), which required lessees to recognize operating leases on the balance sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. The Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. The Company elected to recognize leases existing on July 1, 2019 through a modified retrospective transition approach. The Company will not adjust comparative periods based on the newly adopted guidance. Upon adoption, the Company also recognized right-of-use assets $77.8 million and lease liabilities of $79.7 million.
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
Lessee Arrangements. Substantially all of the Company’s lessee arrangements are operating leases. Under these arrangements, the Company records right-of-use assets and lease liabilities at lease commencement. Right-of-use assets are reported in other assets on the March 31, 2020 unaudited Condensed Consolidated Balance Sheet, and the related lease liabilities are reported in accounts payable and accrued liabilities and other liabilities. All leases are recorded on the unaudited Condensed Consolidated Balance Sheet except leases with an initial term less than 12 months for which the Company made the short-term lease election. Lease expense is recognized on a straight-line basis over the lease term and is recorded in occupancy and equipment expense in the unaudited Condensed Consolidated Statements of Income.

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
Accounting Standards Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”), which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. Topic 326 also requires certain incremental disclosures. Topic 326 should be applied on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the consolidated balance sheet as of the date of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The guidance will be effective for the Company’s financial statements beginning July 1, 2020. The Company’ working group has reviewed the Company’s methodology and model with third-party consultants, is in the process of making recommended adjustments, and is progressing in accordance with its implementation plan. The Company expects Topic 326 to have a material impact on the Company’s consolidated financial statements.

2.	REVENUE RECOGNITION

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Non-interest income
Deposit service fees	$727	$404	$3,564	$3,083
Card fees	1,283	1,174	3,904	4,094
Broker-dealer clearing fees	6,329	1,567	17,540	1,567
Bankruptcy trustee and fiduciary service fees	15	1,514	1,239	5,724
Non-interest income (in-scope of Topic 606)	8,354	4,659	26,247	14,468
Non-interest income (out-of-scope of Topic 606)	23,188	21,439	48,038	45,065
Total non-interest income	$31,542	$26,098	$74,285	$59,533

3.	ACQUISITIONS
The Company completed two business acquisitions and two asset acquisitions during the fiscal year ended June 30, 2019. The Company had no acquisitions during the nine months ended March 31, 2020. The pro forma results of operations and the results of operations for the acquisitions since the acquisition date have not been separately disclosed because the effects were not material to the consolidated financial statements. The purchase transactions are detailed below.
MWABank deposit acquisition. On March 15, 2019, the Bank closed the deposit assumption agreement with MWA Bank and acquired approximately $173 million of deposits, including approximately $151 million of checking, savings and money market accounts and $22 million of time deposits. Axos did not assume any assets, employees or branches in this transaction. The Bank received cash equal to the book value of the deposit liabilities.
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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and June 30, 2019. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$919	$—	$919
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,700	$—	$1,700
Agency RMBS[1]	—	14,443	—	14,443
Non-Agency RMBS[2]	—	—	11,706	11,706
Municipal	—	10,389	—	10,389
Asset-backed securities and structured notes	—	153,150	—	153,150
Total—Securities—Available-for-Sale	$—	$179,682	$11,706	$191,388
Loans Held for Sale	$—	$40,236	$—	$40,236
Mortgage servicing rights	$—	$—	$9,962	$9,962
Other assets—Derivative instruments	$—	$—	$5,626	$5,626
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$2,978	$2,978

	June 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,685	$—	$1,685
Agency RMBS[1]	—	9,586	—	9,586
Non-Agency RMBS[2]	—	—	13,025	13,025
Municipal	—	21,162	—	21,162
Asset-backed securities and structured notes	—	182,055	—	182,055
Total—Securities—Available-for-Sale	$—	$214,488	$13,025	$227,513
Loans Held for Sale	$—	$33,260	$—	$33,260
Mortgage servicing rights	$—	$—	$9,784	$9,784
Other assets—Derivative instruments	$—	$—	$1,978	$1,978
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$732	$732

[1]	U.S. government-backed or government sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2020
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$12,787	$11,262	$1,017	$25,066
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(2,597)	1,631	(966)
Included in other comprehensive income	(548)	—	—	(548)
Purchases/originations	—	1,297	—	1,297
Settlements	(533)	—	—	(533)
Closing balance	$11,706	$9,962	$2,648	$24,316

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(2,597)	$1,631	$(966)

	For the Nine Months Ended
	March 31, 2020
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$13,025	$9,784	$1,246	$24,055
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(3,869)	1,402	(2,467)
Included in other comprehensive income	292	—	—	292
Purchases	—	4,047	—	4,047
Settlements	(1,611)	—	—	(1,611)
Closing balance	$11,706	$9,962	$2,648	$24,316

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(3,869)	$1,402	$(2,467)

	For the Three Months Ended
	March 31, 2019
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$14,421	$11,215	$469	$26,105
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(1,199)	153	(1,046)
Included in other comprehensive income	(108)	—	—	(108)
Purchases/originations	—	339	—	339
Settlements	(370)	—	—	(370)
Other-than-temporary impairment	(821)	—	—	(821)
Closing balance	$13,122	$10,355	$622	$24,099

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,199)	$153	$(1,046)

	For the Nine Months Ended
	March 31, 2019
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$17,443	$10,752	$953	$29,148
Total gains or losses for the period:
Included in earnings—Sale of securities	(133)	—	—	(133)
Included in earnings—Mortgage banking income	—	(2,053)	(331)	(2,384)
Included in other comprehensive income	442	—	—	442
Purchases	—	1,656	—	1,656
Sales	(2,058)	—	—	(2,058)
Settlements	(1,751)	—	—	(1,751)
Other-than-temporary impairment	(821)	—	—	(821)
Closing balance	$13,122	$10,355	$622	$24,099

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(133)	$(2,053)	$(331)	$(2,517)

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	March 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$11,706	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	1.0 to 25.6% (8.9%) 1.5 to 20.0% (4.8%) 40.0 to 68.4% (59.5%) 3.1 to 9.4% (5.1%)
Mortgage Servicing Rights	$9,962	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.9 to 29.4% (10.9%) 1.9 to 8.3 (6.3) 9.5 to 13.0% (9.8%)
Derivative Instruments	$2,648	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.0 to 0.8% (0.4%)

	June 30, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$13,025	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.9 to 32.5% (10.0%) 1.5 to 10.2% (4.4%) 40.0 to 68.3% (59.4%) 2.7 to 6.9% (4.1%)
Mortgage Servicing Rights	$9,784	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.7 to 33.7% (10.1%) 1.9 to 8.8 (6.4) 9.5 to 13.0% (9.8%)
Derivative Instruments	$1,246	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.4 to 0.8% (0.6%)

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

The table below summarizes assets measured for impairment on a non-recurring basis:

	March 31, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans and Leases:
Single family real estate secured:
Mortgage	$—	$—	$54,106	$54,106
Multifamily real estate secured	—	—	1,176	1,176
Commercial real estate secured	—	—	1,909	1,909
Auto and RV secured	—	—	339	339
Other	—	—	406	406
Total	$—	$—	$57,936	$57,936
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$7,010	$7,010
Autos and RVs	—	—	297	297
Total	$—	$—	$7,307	$7,307

	June 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans and Leases:
Single family real estate secured:
Mortgage	$—	$—	$46,005	$46,005
Multifamily real estate secured	—	—	2,108	2,108
Auto and RV secured	—	—	115	115
Other	—	—	216	216
Total	$—	$—	$48,444	$48,444
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$7,449	$7,449
Autos and RVs	—	—	36	36
Total	$—	$—	$7,485	$7,485

Impaired loans and leases measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans and leases have a carrying amount of $57,936, after charge-offs of $558 for the nine months ended March 31, 2020, life to date charge-offs of $5,847, life to date interest payments applied to principal of $1,074 for total life to date principal balance adjustments of $6,921. Impaired loans had a related allowance of $304 at March 31, 2020.
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $7,307 after charge-offs of $427 for the nine months ended March 31, 2020.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2020 and June 30, 2019.

As of March 31, 2020 and June 30, 2019, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	March 31, 2020	June 30, 2019
Aggregate fair value	$40,236	$33,260
Contractual balance	38,724	32,342
Unrealized gain	$1,512	$918
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2020	2019	2020	2019
Interest income	$216	$258	$812	$824
Change in fair value	2,228	134	1,976	(577)
Total	$2,444	$392	$2,788	$247

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Impaired loans and leases:
Single family real estate secured:
Mortgage	$54,106	Sales comparison approach	Adjustment for differences between the comparable sales	-15.3 to 18.5% (-0.4%)
Multifamily real estate secured	$1,176	Sales comparison approach, income approach, Discounted cash flows	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	4.5 to 15.0% (9.3%)
Commercial real estate secured	$1,909	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations	1.5 to 1.5% (1.5%)
Auto and RV secured	$339	Sales comparison approach	Adjustment for differences between the comparable sales	-63.2 to 13.2% (-15.4%)
Other	$406	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) -3.3 to 2.2% (-0.5%)
Other real estate owned and foreclosed assets:
Single family real estate	$7,010	Sales comparison approach	Adjustment for differences between the comparable sales	8.8 to 18.7% (16.7%)
Autos and RVs	$297	Sales comparison approach	Adjustment for differences between the comparable sales	-30.2 to 2.2% (-3.4%)
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

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at March 31, 2020 and June 30, 2019 were as follows:

	March 31, 2020
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$854,199	$854,199	$—	$—	$854,199
Securities trading	919	—	919	—	919
Securities available-for-sale	191,388	—	179,682	11,706	191,388
Loans held for sale, at fair value	40,236	—	40,236	—	40,236
Loans held for sale, at lower of cost or fair value	29	—	—	29	29
Loans and leases held for investment—net	10,372,921	—	—	10,926,375	10,926,375
Securities borrowed	53,816	—	—	53,827	53,827
Customer, broker-dealer and clearing receivables	187,353	—	—	187,447	187,447
Mortgage servicing rights	9,962	—	—	9,962	9,962
Financial liabilities:
Total deposits	9,567,338	—	9,312,380	—	9,312,380
Advances from the Federal Home Loan Bank	770,500	—	780,580	—	780,580
Borrowings, subordinated notes and debentures	76,285	—	77,104	—	77,104
Securities loaned	76,587	—	—	76,587	76,587
Customer, broker-dealer and clearing payables	318,100	—	—	291,679	291,679

	June 30, 2019
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$857,368	$857,368	$—	$—	$857,368
Securities available-for-sale	227,513	—	214,488	13,025	227,513
Loans held for sale, at fair value	33,260	—	33,260	—	33,260
Loans held for sale, at lower of cost or fair value	4,800	—	—	4,990	4,990
Loans and leases held for investment—net	9,382,124	—	—	9,630,061	9,630,061
Securities borrowed	144,706	—	—	144,720	144,720
Customer, broker-dealer and clearing receivables	203,192	—	—	203,355	203,355
Mortgage servicing rights	9,784	—	—	9,784	9,784
Financial liabilities:
Total deposits	8,983,173	—	8,758,861	—	8,758,861
Advances from the Federal Home Loan Bank	458,500	—	461,156	—	461,156
Borrowings, subordinated notes and debentures	168,929	—	169,212	—	169,212
Securities loaned	198,356	—	—	198,197	198,197
Customer, broker-dealer and clearing payables	238,604	—	—	229,987	229,987
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

5.	SECURITIES
The amortized cost, carrying amount and fair value for the trading and available-for-sale securities at March 31, 2020 and June 30, 2019 were:

	March 31, 2020
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$13,933	$510	$—	$14,443
Non-agency[2]	—	11,878	388	(560)	11,706
Total mortgage-backed securities	—	25,811	898	(560)	26,149
Non-RMBS:
U.S. agencies[1]	—	1,700	—	—	1,700
Municipal	919	10,544	28	(183)	10,389
Asset-backed securities and structured notes	—	156,315	495	(3,660)	153,150
Total Non-RMBS	919	168,559	523	(3,843)	165,239
Total debt securities	$919	$194,370	$1,421	$(4,403)	$191,388

	June 30, 2019
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$9,486	$179	$(79)	$9,586
Non-agency[2]	—	13,489	226	(690)	13,025
Total mortgage-backed securities	—	22,975	405	(769)	22,611
Non-RMBS:
U.S. agencies[1]	—	1,682	3	—	1,685
Municipal	—	21,974	16	(828)	21,162
Asset-backed securities and structured notes	—	179,976	2,088	(9)	182,055
Total Non-RMBS	—	203,632	2,107	(837)	204,902
Total debt securities	$—	$226,607	$2,512	$(1,606)	$227,513

[1]	U.S. government-backed including and Ginnie Mae, or government sponsored enterprises including Fannie Mae and Freddie Mac.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $11,706 at March 31, 2020 consists of 14 different issues of super senior securities.
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at March 31, 2020 and June 30, 2019 were $3,399 and $3,555, respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2020
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—
Non-agency	28	(1)	7,652	(559)	7,680	(560)
Total RMBS securities	28	(1)	7,652	(559)	7,680	(560)
Non-RMBS:
Municipal debt	5,028	(1)	2,017	(182)	7,045	(183)
Asset-backed securities and structured notes	152,678	(3,657)	472	(3)	153,150	(3,660)
Total Non-RMBS	157,706	(3,658)	2,489	(185)	160,195	(3,843)
Total debt securities	$157,734	$(3,659)	$10,141	$(744)	$167,875	$(4,403)

	June 30, 2019
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$44	$(2)	$4,612	$(77)	$4,656	$(79)
Non-agency	32	(1)	8,527	(689)	8,559	(690)
Total RMBS securities	76	(3)	13,139	(766)	13,215	(769)
Non-RMBS:
Municipal debt	—	—	12,997	(828)	12,997	(828)
Asset-backed securities and structured notes	101	(1)	1,779	(8)	1,880	(9)
Total Non-RMBS	101	(1)	14,776	(836)	14,877	(837)
Total debt securities	$177	$(4)	$27,915	$(1,602)	$28,092	$(1,606)

There were 10 securities that were in a continuous loss position at March 31, 2020 for a period of more than 12 months. There were six securities that were in a continuous loss position at March 31, 2020 for a period of less than 12 months. There were twenty-one securities that were in a continuous loss position at June 30, 2019 for a period of more than 12 months. There were three securities that were in a continuous loss position at June 30, 2019 for a period of less than 12 months.

At March 31, 2020, one non-agency RMBS with a total carrying amount of $2,929 was determined to have cumulative credit losses of $821 of which none was recognized in earnings during the three months ended March 31, 2020. The Company measures its non-agency RMBS in an unrealized loss position at the end of the reporting period for other-than-temporary impairment by comparing the present value of the cash flows currently expected to be collected from the security with its amortized cost basis. If the calculated present value is lower than the amortized cost, the difference is the credit component of an other-than-temporary impairment of its debt securities. The excess of present value over the fair value of the security, if any, is the noncredit component of the other-than-temporary impairment. If the Company does not intend to sell the security and will not be required to sell the security before recovery of its amortized cost basis, the credit component of other-than-temporary impairment is recorded as a loss in earnings and the noncredit component of other-than-temporary impairment is recorded in comprehensive income, net of the related income tax benefit. If the Company does not intend to hold the security, or will be required to sell the security prior to a recovery of the amortized cost basis of the security, the credit component and noncredit component of the other-than-temporary impairment is recorded as a loss in earnings.
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
During the three months ended March 31, 2019, the company sold no available-for-sale securities. During the three months ended March 31, 2020, the company sold trading securities with a carrying value of $7,866 resulting in a gain of $54 and no available-for-sale securities.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	March 31, 2020	June 30, 2019
Available-for-sale debt securities—net unrealized gains (losses)	$(2,982)	$905
Available-for-sale debt securities—non-credit related losses	(845)	(845)
Subtotal	(3,827)	60
Tax benefit (expense)	1,101	(44)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(2,726)	$16

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s Non-RMBS securities classified as available-for-sale were:

	March 31, 2020
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
RMBS—U.S. agencies[1]:
Due within one year	$1,969	$2,040
Due one to five years	6,288	6,508
Due five to ten years	2,940	3,053
Due after ten years	2,736	2,842
Total RMBS—U.S. agencies[1]	13,933	14,443
RMBS—Non-agency:
Due within one year	2,372	2,326
Due one to five years	6,260	6,096
Due five to ten years	2,594	2,566
Due after ten years	652	718
Total RMBS—Non-agency	11,878	11,706
Non-RMBS:
Due within one year	22,244	22,521
Due one to five years	140,857	137,416
Due five to ten years	769	722
Due after ten years	4,689	4,580
Total Non-RMBS	168,559	165,239
Total	$194,370	$191,388

1 Residential mortgage-backed security (RMBS) distributions include impact of expected prepayments and other timing factors.

6.	LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2020	June 30, 2019
Single family real estate secured:
Mortgage	$4,139,163	$4,281,080
Warehouse	380,146	301,999
Financing[1]	663,367	518,560
Multifamily secured - mortgage and financing	2,197,889	1,948,513
Commercial real estate secured - mortgage	409,844	326,154
Auto and RV secured	311,740	290,894
Commercial & Industrial	2,214,292	1,662,629
Other	136,863	119,481
Total gross loans and leases	10,453,304	9,449,310
Allowance for loan and lease losses	(87,097)	(57,085)
Unaccreted premiums (discounts) and loan and lease fees	6,714	(10,101)
Total net loans and leases	$10,372,921	$9,382,124

1Single family real estate secured: Financing consists of commercial specialty and lender finance loans secured by single family real estate.

Allowance for Loan and Lease Losses. We are committed to maintaining the allowance for loan and lease losses (sometimes referred to as the “allowance”) at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. The assessment of the adequacy of the Company’s allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, changes in the volume and mix of loans, collateral values and charge-off history. Although the adequacy of the allowance is reviewed quarterly, the Company performs an ongoing assessment of the risks inherent in the portfolio. The Company is closely monitoring the rapid developments and uncertainties caused by the COVID-19 pandemic and has increased provisions for loan and lease losses by $6.6 million as a result of reduced business activities due to the weakening economy. While the Company believes that the allowance for loan and lease losses is adequate at March 31, 2020, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.

The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	For the Three Months Ended March 31, 2020
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV Secured	Commercial & Industrial	Other	Total
Balance at January 1, 2020	$20,234	$1,428	$3,591	$5,322	$1,191	$5,064	$18,762	$3,922	$59,514
Provision for loan and lease losses	705	1	866	653	354	1,269	4,277	20,375	28,500
Charge-offs	—	—	—	—	—	(450)	—	(840)	(1,290)
Recoveries	62	—	—	—	—	132	—	179	373
Balance at March 31, 2020	$21,001	$1,429	$4,457	$5,975	$1,545	$6,015	$23,039	$23,636	$87,097

	For the Three Months Ended March 31, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV Secured	Commercial & Industrial	Other	Total
Balance at January 1, 2019	$22,249	$615	$2,722	$4,833	$974	$4,013	$15,181	$3,119	$53,706
Provision for loan and lease losses	(1,168)	(49)	840	(407)	117	655	3,038	15,974	19,000
Charge-offs	(59)	—	—	—	—	(288)	—	(714)	(1,061)
Recoveries	3	—	—	—	—	42	—	56	101
Balance at March 31, 2019	$21,025	$566	$3,562	$4,426	$1,091	$4,422	$18,219	$18,435	$71,746

	For the Nine Months Ended March 31, 2020
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV Secured	Commercial & Industrial	Other	Total
Balance at July 1, 2019	$21,295	$996	$5,331	$4,097	$1,044	$4,818	$17,514	$1,990	$57,085
Provision for loan and lease losses	(383)	433	(874)	1,759	501	1,981	9,657	22,626	35,700
Charge-offs	(151)	—	—	—	—	(1,069)	(4,132)	(2,401)	(7,753)
Recoveries	240	—	—	119	—	285	—	1,421	2,065
Balance at March 31, 2020	$21,001	$1,429	$4,457	$5,975	$1,545	$6,015	$23,039	$23,636	$87,097

	For the Nine Months Ended March 31, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV Secured	Commercial & Industrial	Other	Total
Balance at July 1, 2018	$20,382	$523	$1,557	$5,010	$849	$3,178	$16,282	$1,370	$49,151
Provision for loan and lease losses	1,038	43	2,005	(693)	242	1,947	3,086	16,882	24,550
Charge-offs	(799)	—	—	—	—	(832)	(1,149)	(1,706)	(4,486)
Recoveries	404	—	—	109	—	129	—	1,889	2,531
Balance at March 31, 2019	$21,025	$566	$3,562	$4,426	$1,091	$4,422	$18,219	$18,435	$71,746

The following tables present our loans and leases evaluated individually for impairment by portfolio class:

	March 31, 2020
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest / Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	$2,538	$529	$2,009	$163	$2,172	$—	$—
Purchased	1,237	872	365	1	366	—	—
Auto and RV secured:
In-house originated	549	386	163	8	171	—	—
Purchased	—	—	—	—	—	—	—
Other	4,606	4,606	—	437	437	—	—

With an allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	50,294	301	49,993	1,036	51,029	247	—
Purchased	1,929	190	1,739	103	1,842	10	—
Multifamily secured - mortgage and financing:
In-house originated	1,191	15	1,176	8	1,184	1	—
Commercial real estate secured:
In-house originated	1,921	12	1,909	19	1,928	2	—
Auto and RV secured	186	10	176	3	179	11	—
Other	406	—	406	—	406	33	—
Total	$64,857	$6,921	$57,936	$1,778	$59,714	$304	$—
As a % of total gross loans and leases	0.62%	0.07%	0.55%	0.02%	0.57%	—%	—%

	June 30, 2019
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest / Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	$4,874	$1,775	$3,099	$255	$3,354	$—	$—
Purchased	2,237	1,142	1,095	—	1,095	—	—
Auto and RV secured:
In-house originated	326	221	105	4	109	—	—

With an allowance recorded:
Single family real estate secured:
Mortgage:
In-house originated	40,758	348	40,410	731	41,141	393	—
Purchased	1,418	17	1,401	109	1,510	12	—
Multifamily secured - mortgage and financing:
In-house originated	2,108	—	2,108	9	2,117	3	—
Auto and RV Secured	10	—	10	—	10	1	—
Other	216	—	216	—	216	13	—
Total	$51,947	$3,503	$48,444	$1,108	$49,552	$422	$—
As a % of total gross loans and leases	0.55%	0.04%	0.51%	0.01%	0.52%	—%	—%

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

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	March 31, 2020
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV secured	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$257	$—	$—	$1	$2	$11	$—	$33	$304
Collectively evaluated for impairment	20,744	1,429	4,457	5,974	1,543	6,004	23,039	23,603	86,793
Total ending allowance balance	$21,001	$1,429	$4,457	$5,975	$1,545	$6,015	$23,039	$23,636	$87,097
Loans and leases:
Loans and leases individually evaluated for impairment	$54,106	$—	$—	$1,176	$1,909	$339	$—	$406	$57,936
Loans and leases collectively evaluated for impairment	4,085,057	380,146	663,367	2,196,713	407,935	311,401	2,214,292	136,457	10,395,368
Principal loan and lease balance	4,139,163	380,146	663,367	2,197,889	409,844	311,740	2,214,292	136,863	10,453,304
Unaccreted discounts and loan and lease fees	9,170	—	(3,071)	3,914	681	2,623	(3,374)	(3,229)	6,714
Total recorded investment in loans and leases	$4,148,333	$380,146	$660,296	$2,201,803	$410,525	$314,363	$2,210,918	$133,634	$10,460,018

	June 30, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV secured	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$405	$—	$—	$3	$—	$1	$—	$13	$422
Collectively evaluated for impairment	20,890	996	5,331	4,094	1,044	4,817	17,514	1,977	56,663
Total ending allowance balance	$21,295	$996	$5,331	$4,097	$1,044	$4,818	$17,514	$1,990	$57,085
Loans and leases:
Loans and leases individually evaluated for impairment	$46,005	$—	$—	$2,108	$—	$115	$—	$216	$48,444
Loans and leases collectively evaluated for impairment	4,235,075	301,999	518,560	1,946,405	326,154	290,779	1,662,629	119,265	9,400,866
Principal loan and lease balance	4,281,080	301,999	518,560	1,948,513	326,154	290,894	1,662,629	119,481	9,449,310
Unaccreted discounts and loan and lease fees	8,790	—	(1,773)	5,090	649	2,631	(3,188)	(22,300)	(10,101)
Total recorded investment in loans and leases	$4,289,870	$301,999	$516,787	$1,953,603	$326,803	$293,525	$1,659,441	$97,181	$9,439,209

Credit Quality Disclosures. Nonaccrual loans and leases consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2020	June 30, 2019
Single Family Real Estate Secured:
Mortgage:
In-house originated	$52,002	$43,509
Purchased	2,104	2,496
Multifamily secured - mortgage and financing:
In-house originated	1,176	2,108
Commercial real estate secured:
In-house originated	1,909	—
Total nonaccrual loans secured by real estate	57,191	48,113
Auto and RV secured	339	115
Other	406	216
Total nonaccrual loans and leases	$57,936	$48,444
Nonaccrual loans and leases to total loans and leases	0.55%	0.51%

Approximately 0.55% of our nonaccrual loans and leases at March 31, 2020 were considered TDRs, compared to 1.29% at June 30, 2019. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan and lease category to the performing loan and lease category and any previously deferred interest income is recognized. Approximately 93.39% of the Bank’s nonaccrual loans and leases are single family first mortgages, repaid and written down to 91.37% in aggregate, of the original loan value of the underlying properties.
The following tables present the outstanding unpaid balance of loans and leases that are performing and nonaccrual by portfolio class:

	March 31, 2020
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV secured	Commercial & Industrial	Other	Total
Performing	$4,085,057	$380,146	$663,367	$2,196,713	$407,935	$311,401	$2,214,292	$136,457	$10,395,368
Nonaccrual	54,106	—	—	1,176	1,909	339	—	406	57,936
Total	$4,139,163	$380,146	$663,367	$2,197,889	$409,844	$311,740	$2,214,292	$136,863	$10,453,304

	June 30, 2019
	Single Family Real Estate Secured
(Dollars in thousands)	Mortgage	Warehouse	Financing	MF secured	CRE secured	Auto and RV secured	Commercial & Industrial	Other	Total
Performing	$4,235,075	$301,999	$518,560	$1,946,405	$326,154	$290,779	$1,662,629	$119,265	$9,400,866
Nonaccrual	46,005	—	—	2,108	—	115	—	216	48,444
Total	$4,281,080	$301,999	$518,560	$1,948,513	$326,154	$290,894	$1,662,629	$119,481	$9,449,310

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. The Company had no TDRs classified as performing loans at March 31, 2020 or June 30, 2019. There have been no loan modifications as a result of the COVID-19 pandemic as of March 31, 2020. Under the guidelines set forth in the CARES Act, for our borrowers who are one or less payments past due on April 1, 2020, the Company may delay payments for an agreed upon timeframe, depending on each individual borrower’s characteristics.

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

The following table presents the composition of the Company’s loan and lease portfolio by credit quality indicators:

	March 31, 2020
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$3,982,119	$70,561	$54,940	$—	$4,107,620
Purchased	29,279	160	2,104	—	31,543
Warehouse	363,874	16,272	—	—	380,146
Financing	596,593	51,479	15,295	—	663,367
Multifamily secured - mortgage and financing
In-house originated	2,138,805	12,064	2,047	—	2,152,916
Purchased	44,056	—	917	—	44,973
Commercial real estate secured - mortgage
In-house originated	401,579	—	1,909	—	403,488
Purchased	6,356	—	—	—	6,356
Auto and RV secured	310,924	234	582	—	311,740
Commercial & Industrial	2,173,632	30,935	9,725	—	2,214,292
Other	136,296	161	406	—	136,863
Total	$10,183,513	$181,866	$87,925	$—	$10,453,304
As a % of total gross loans and leases	97.4%	1.7%	0.8%	—%	100.0%

	June 30, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage
In-house originated	$4,157,665	$37,219	$44,568	$—	$4,239,452
Purchased	38,534	598	2,496	—	41,628
Warehouse	301,999	—	—	—	301,999
Financing	440,298	21,600	56,662	—	518,560
Multifamily secured - mortgage and financing
In-house originated	1,890,524	427	2,108	—	1,893,059
Purchased	54,514	—	940	—	55,454
Commercial real estate secured - mortgage
In-house originated	318,629	—	—	—	318,629
Purchased	7,525	—	—	—	7,525
Auto and RV secured	290,691	68	135	—	290,894
Commercial & Industrial	1,660,821	1,722	86	—	1,662,629
Other	119,036	229	216	—	119,481
Total	$9,280,236	$61,863	$107,211	$—	$9,449,310
As a % of total gross loans and leases	98.2%	0.7%	1.1%	—%	100.0%

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
The following table provides the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the period indicated:

	March 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$20,480	$17,146	$48,738	$86,364
Purchased	62	457	850	1,369
Multifamily secured - mortgage and financing	639	423	—	1,062
Auto and RV secured	1,804	356	212	2,372
Commercial & Industrial	—	—	—	—
Other	247	193	341	781
Total	$23,232	$18,575	$50,141	$91,948
As a % of total gross loans and leases	0.22%	0.18%	0.48%	0.88%

	June 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage
In-house originated	$12,008	$15,616	$35,700	$63,324
Purchased	228	—	1,458	1,686
Multifamily secured - mortgage and financing	1,684	—	1,588	3,272
Auto and RV secured	476	155	17	648
Other	250	229	216	695
Total	$14,646	$16,000	$38,979	$69,625
As a % of total gross loans and leases	0.15%	0.17%	0.41%	0.74%

7.	LEASES
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
The components of lease expense were as follows:

(Dollars in thousands)	Three Months Ended March 31, 2020	For the Nine Months Ended March 31, 2020
Operating Lease Expense	$2,654	$7,889

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$5,993
ROU assets obtained in the exchange for lease liabilities:
ROU assets obtained in exchange for lease liabilities	$—
ROU assets recognized upon adoption of new lease standard	$77,794

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	March 31, 2020
Operating lease right-of-use assets	$75,237
Operating lease liabilities	$78,637
Weighted-average remaining lease term (in years):
Operating leases	9.33 years
Weighted-average discount rate:
Operating leases	2.90%

Maturities of lease liabilities at March 31, 2020 were as follows:

(Dollars in thousands)	Operating Leases
Remainder of 2020	$2,420
2021	8,878
2022	9,546
2023	9,817
2024	9,420
Thereafter	50,742
Total lease payments	90,823
Less: present value discount	(12,186)
Total Lease Liability	$78,637

8.	EQUITY AND STOCK-BASED COMPENSATION
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company (the “Board”), authorized a program to repurchase up to $100 million of common stock and extended the program by $100 million on August 2, 2019. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. During the nine months ended March 31, 2020, the Company repurchased a total of $35.8 million, or 1,815,783 common shares at an average price of $19.74 per share. The Company has $72.5 million remaining under the Board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying unaudited condensed consolidated financial statements.
Restricted Stock Units. During the nine months ended March 31, 2020 and 2019, the Company granted 710,032 and 1,101,724 restricted stock unit awards (“RSUs”) to employees and directors, respectively. RSUs granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to the Company’s CEO, which vest one-fourth on each fiscal year end.
The Company’s income before income taxes and net income for the nine months ended March 31, 2020 and 2019 include stock award expense of $16,786 and $17,979, with total income tax benefit of $4,880 and $4,773, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2020, unrecognized compensation expense related to non-vested awards aggregated to $36,607 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2020	$5,384
2021	16,486
2022	10,057
2023	3,514
2024	734
Thereafter	432
Total	$36,607

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2018	1,233,731	$24.84
Granted	1,103,249	34.68
Vested	(699,223)	26.74
Canceled	(90,909)	29.46
Non-vested balance at June 30, 2019	1,546,848	$30.73
Granted	710,032	24.09
Vested	(455,424)	27.71
Canceled	(98,757)	29.46
Non-vested balance at March 31, 2020	1,702,699	$28.84

The total fair value of shares vested for the three and nine months ended March 31, 2020 was $2,374 and $11,906. The total fair value of shares vested for the three and nine months ended March 31, 2019 was $421 and $13,609.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Earnings Per Common Share
Net income	$56,057	$38,821	$138,138	$114,497
Preferred stock dividends	(77)	(77)	(232)	(232)
Net income attributable to common stockholders	$55,980	$38,744	$137,906	$114,265
Average common shares outstanding	60,967,892	61,259,419	61,176,715	62,130,598
Total qualifying shares	60,967,892	61,259,419	61,176,715	62,130,598
Earnings per common share	$0.92	$0.63	$2.25	$1.84
Diluted Earnings Per Common Share
Dilutive net income attributable to common stockholders	$55,980	$38,744	$137,906	$114,265
Average common shares issued and outstanding	60,967,892	61,259,419	61,176,715	62,130,598
Dilutive effect of average unvested RSUs	555,621	330,243	635,130	466,685
Total dilutive common shares outstanding	61,523,513	61,589,662	61,811,845	62,597,283
Diluted earnings per common share	$0.91	$0.63	$2.23	$1.83

10.	COMMITMENTS AND CONTINGENCIES
COVID-19 Impact. The Company is closely monitoring the rapid developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, the Company has taken the following actions to support customers, employees, partners and shareholders:
•Actively communicating with borrowers and partners to assess individual needs;

•	Participating as a lender in the Paycheck Protection Program (PPP) and evaluating various components of the CARES Act applicability to the Company;

•	Provided secure and efficient remote work options for our team members;

•	Increasing provisions for loan and lease losses as a result of a weakening economy and reduced business activities;

•	Tightening underwriting standards;

•	Reallocated personnel to increase resources for customer service and portfolio management; and

•	Limiting business travel.
There have been no loan modifications as a result of the COVID-19 pandemic as of March 31, 2020. Under the guidelines set forth in the CARES Act, for our borrowers who are one or less payments past due on April 1, 2020, the Company may delay payments for an agreed upon timeframe, depending on each individual borrower’s characteristics.

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
At March 31, 2020, the Company had commitments to originate $132,672 in fixed rate loans and leases and $703,457 in variable rate loans, totaling an aggregate outstanding principal balance of $836,129. For March 31, 2020, the Company’s fixed rate commitments to originate had a weighted-average rate of 2.94%. At March 31, 2020, the Company also had commitments to sell $166,080 in fixed rate loans and $0 in variable rate loans, totaling an aggregate outstanding principal balance of $166,080.
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
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company filed its answering brief, on May 8, 2019. Oral arguments are scheduled via video for May 7, 2020.
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
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates. There were three new related party loans for approximate amount of $4.0 million funded under the provisions of the employee loan program and one refinance of an existing loan during the nine months ended March 31, 2020, and one new loan and one refinances of existing loans during the nine months ended March 31, 2019.

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
There are no material inter-segment sales or transfers. The accounting policies used by each reportable segment are the same as those discussed in Note 1 - “Organizations and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended June 30, 2019. All costs, except certain corporate administration costs and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the unaudited condensed consolidated totals.

In order to reconcile the two segments to the unaudited condensed consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended March 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$145,372	$3,954	$(710)	$148,616
Provision for loan losses	28,500	—	—	28,500
Non-interest income	25,259	6,402	(119)	31,542
Non-interest expense	56,661	11,137	3,992	71,790
Income before taxes	$85,470	$(781)	$(4,821)	$79,868

	For the Three Months Ended March 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$127,072	$2,951	$(854)	$129,169
Provision for loan losses	19,000	—	—	19,000
Non-interest income	21,027	5,071	—	26,098
Non-interest expense	52,224	23,102	6,489	81,815
Income before taxes	$76,875	$(15,080)	$(7,343)	$54,452

	Nine Months Ended March 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$350,184	$13,137	$(2,982)	$360,339
Provision for loan losses	35,700	—	—	35,700
Non-interest income	57,274	19,087	(2,076)	74,285
Non-interest expense	160,547	32,656	11,019	204,222
Income before taxes	$211,211	$(432)	$(16,077)	$194,702

	Nine Months Ended March 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$307,564	$2,951	$(2,347)	$308,168
Provision for loan losses	24,550	—	—	24,550
Non-interest income	54,462	5,071	—	59,533
Non-interest expense	142,291	23,102	20,277	185,670
Income before taxes	$195,185	$(15,080)	$(22,624)	$157,481

	As of March 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total Assets	$11,543,844	$522,670	$93,405	$12,159,919

	As of March 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$34,933	$—	$70,654
Total Assets	$10,166,064	$701,102	$8,395	$10,875,561

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the effects on our business of the current novel coronavirus pandemic (“COVID-19”), the Company’s financial prospects and other projections of its performance and asset quality, our ability to continue to grow profitably and increase its business, our ability to successfully integrate recent acquisitions and realize the anticipated benefits of the transactions, our ability to continue to diversify lending and deposit franchises, and the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include uncertainties surrounding the severity, duration, and effects of the COVID-19 pandemic, changes in the interest rate environment, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in our Annual Report on Form 10-K for the year ended June 30, 2019, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company, the holding company for Axos Bank (the “Bank”), is a diversified financial services company with approximately $12.2 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. Our Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. Our Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our wholly-owned subsidiaries, Axos Clearing LLC (“Axos Clearing”) and Axos Invest, Inc. (“Axos Invest”), generate interest and fee income by providing comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
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
COVID-19 Impact
We are closely monitoring the rapid developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, we have taken the following actions to support customers, employees, partners and shareholders:
•Actively communicating with borrowers and partners to assess individual needs;

•	Participating as a lender in the Paycheck Protection Program (PPP) and evaluating various components of the CARES Act applicability to the Company;

•	Provided secure and efficient remote work options for our team members;

•	Increasing provisions for loan and lease losses as a result of a weakening economy and reduced business activities;

•	Tightening underwriting standards;

•	Reallocated personnel to increase resources for customer service and portfolio management; and

•	Limiting business travel.

There have been no loan modifications as a result of the COVID-19 pandemic as of March 31, 2020. Under the guidelines set forth in the CARES Act, for our borrowers who are one or less payments past due on April 1, 2020, we may delay payments for an agreed upon timeframe, depending on each individual borrower’s characteristics.

Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. We completed two business acquisition and two asset acquisitions during the fiscal year ended June 30, 2019, with no new acquisition activity during the nine months ended March 31, 2020. Additionally, in October 2019, the Bank renewed its agreement with H&R Block to be the exclusive provider of interest-free Refund Advance loans to customers during the 2020 tax season. Further discussion of our Brand Partnership Products can be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2019.
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
We define net income without the after-tax impact of non-recurring acquisition-related costs (including amortization of intangible assets related to acquisitions), and excess FDIC expense, and other costs (unusual or non-recurring charges), (“adjusted earnings”), a non-GAAP financial measure. Excess FDIC expense is defined as the higher insurance costs associated with increased levels of short-term brokered deposits in anticipation of the acquisition of deposits from Nationwide Bank. Other costs for the three and nine months ended March 31, 2019, are due to a $15.3 million bad debt expense related to a correspondent customer of our clearing broker-dealer. Adjusted earnings per diluted common share (“adjusted EPS”), a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Bank’s operating performance. Excluding the non-recurring acquisition related costs, excessive FDIC expense, and other costs provides investors with an understanding of Axos’ business without these non-recurring costs.
Below is a reconciliation of net income to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net income	$56,057	$38,821	$138,138	$114,497
Acquisition-related costs	2,273	2,511	6,520	4,644
Excess FDIC expense	—	—	—	1,111
Other costs	—	15,299	—	15,299
Income taxes	(678)	(5,113)	(1,895)	(5,746)
Adjusted earnings (Non-GAAP)	$57,652	$51,518	$142,763	$129,805
Adjusted EPS (Non-GAAP)	$0.94	$0.84	$2.31	$2.07

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
Below is a reconciliation of total stockholders’ equity to tangible book value (Non-GAAP) as of the dates indicated:

	March 31,
(Dollars in thousands)	2020	2019
Total stockholders’ equity	$1,184,452	$1,039,485
Less: preferred stock	5,063	5,063
Common stockholders’ equity	1,179,389	1,034,422
Less: mortgage servicing rights, carried at fair value	9,962	10,355
Less: goodwill and other intangible assets	127,962	136,076
Tangible common stockholders’ equity (Non-GAAP)	$1,041,465	$887,991
Common shares outstanding at end of period	59,653,192	61,285,375
Tangible book value per common share (Non-GAAP)	$17.46	$14.49

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	March 31, 2020	June 30, 2019	March 31, 2019
Selected Balance Sheet Data:
Total assets	12,159,919	$11,220,238	$10,875,561
Loans and leases—net of allowance for loan and lease losses	10,372,921	9,382,124	9,098,453
Loans held for sale, carried at fair value	40,236	33,260	15,714
Loans held for sale, lower of cost or fair value	29	4,800	3,267
Allowance for loan and lease losses	87,097	57,085	71,746
Securities—trading	919	—	—
Securities—available-for-sale	191,388	227,513	219,156
Securities borrowed	53,816	144,706	127,167
Customer, broker-dealer and clearing receivables	187,353	203,192	252,900
Total deposits	9,567,338	8,983,173	8,655,455
Advances from the FHLB	770,500	458,500	443,500
Borrowings, subordinated notes and debentures	76,285	168,929	214,477
Securities loaned	76,587	198,356	201,574
Customer, broker-dealer and clearing payables	318,100	238,604	245,208
Total stockholders’ equity	1,184,452	1,073,050	1,039,485

Capital Ratios:
Equity to assets at end of period	9.74%	9.56%	9.56%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	8.55%	8.75%	8.36%
Common equity tier 1 capital (to risk-weighted assets)	11.34%	11.43%	11.46%
Tier 1 capital (to risk-weighted assets)	11.39%	11.49%	11.52%
Total capital (to risk-weighted assets)	12.96%	12.91%	13.19%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	8.72%	9.21%	8.68%
Common equity tier 1 capital (to risk-weighted assets)	11.62%	12.14%	12.33%
Tier 1 capital (to risk-weighted assets)	11.62%	12.14%	12.33%
Total capital (to risk-weighted assets)	12.60%	12.89%	13.31%
Axos Clearing, LLC:
Net capital	33,863	21,669	22,381
Excess capital	30,341	17,858	17,759
Net capital as a percentage of aggregate debit items	19.23%	11.37%	9.68%
Net capital in excess of 5% aggregate debit items	25,057	12,142	10,825

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Selected Income Statement Data:
Interest and dividend income	$185,063	$169,208	$478,696	$423,244
Interest expense	36,447	40,039	118,357	115,076
Net interest income	148,616	129,169	360,339	308,168
Provision for loan and lease losses	28,500	19,000	35,700	24,550
Net interest income after provision for loan and lease losses	120,116	110,169	324,639	283,618
Non-interest income	31,542	26,098	74,285	59,533
Non-interest expense	71,790	81,815	204,222	185,670
Income before income tax expense	79,868	54,452	194,702	157,481
Income tax expense	23,811	15,631	56,564	42,984
Net income	$56,057	$38,821	$138,138	$114,497
Net income attributable to common stock	$55,980	$38,744	$137,906	$114,265

Per Common Share Data:
Net income:
Basic	$0.92	$0.63	$2.25	$1.84
Diluted	$0.91	$0.63	$2.23	$1.83
Adjusted earnings (Non-GAAP)	$0.94	$0.84	$2.31	$2.07
Book value	$19.77	$16.88	$19.77	$16.88
Tangible book value (Non-GAAP)	$17.46	$14.49	$17.46	$14.49

Weighted average number of common shares outstanding:
Basic	60,967,892	61,259,419	61,176,715	62,130,598
Diluted	61,523,513	61,589,662	61,811,845	62,597,283
Common shares outstanding at end of period	59,653,192	61,285,375	59,653,192	61,285,375
Common shares issued at end of period	67,084,817	66,253,298	67,084,817	66,253,298

Performance Ratios and Other Data:
Loan and lease originations for investment	$2,596,420	$2,227,387	$5,493,338	$5,432,902
Loan originations for sale	$292,226	$287,869	$1,286,230	$1,201,001
Loan and lease purchases	$—	$—	$—	$11,009
Return on average assets	1.79%	1.42%	1.56%	1.52%
Return on average common stockholders’ equity	18.65%	15.34%	15.99%	15.32%
Interest rate spread[1]	4.33%	4.39%	3.70%	3.79%
Net interest margin[2]	4.90%	4.84%	4.20%	4.19%
Net interest margin[2] – Banking Business Segment only	4.97%	4.94%	4.28%	4.24%
Efficiency ratio[3]	39.85%	52.69%	46.99%	50.49%
Efficiency ratio[3] – Banking Business Segment only	33.21%	35.26%	39.40%	39.30%

Asset Quality Ratios:
Net annualized charge-offs to average loans and leases	0.03%	0.04%	0.08%	0.03%
Non-performing loans and leases to total loans and leases	0.55%	0.49%	0.55%	0.49%
Non-performing assets to total assets	0.54%	0.48%	0.54%	0.48%
Allowance for loan and lease losses to total loans and leases held for investment at end of period	0.83%	0.78%	0.83%	0.78%
Allowance for loan and lease losses to non-performing loans and leases	150.33%	161.11%	150.33%	161.11%

[1]	Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.

[2]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
3 Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2020 and 2019
For the three months ended March 31, 2020, we had net income of $56.1 million compared to net income of $38.8 million for the three months ended March 31, 2019. Net income attributable to common stockholders was $56.0 million or $0.91 per diluted share for the three months ended March 31, 2020 compared to net income attributable to common shareholders of $38.7 million, or $0.63 per diluted share for the three months ended March 31, 2019. For the nine months ended March 31, 2020, we had net income of $138.1 million compared to net income of $114.5 million for the nine months ended March 31, 2019. Net income attributable to common stockholders was $137.9 million, or $2.23 per diluted share for the nine months ended March 31, 2020 compared to net income attributable to common shareholders of $114.3 million, or $1.83 per diluted share for the nine months ended March 31, 2019. For the three months ended March 31, 2020, the increase in net income was primarily due to growth in net interest income and non-interest income, and a decrease in non-interest expense, partially offset by an increase in provision for loan losses and income tax expense. For the nine months ended March 31, 2020, the increase in net income was primarily due to growth in net interest income and non-interest income, partially offset by increases in the provision for loan losses, non-interest expenses, and income tax expense.

Adjusted earnings and adjusted EPS, non-GAAP measures, which exclude non-recurring costs related to mergers and acquisitions (including amortization of intangible assets related to acquisitions) and excess FDIC expense, increased 11.9% to $57.7 million and 11.9% to $0.94, respectively, for the quarter ended March 31, 2020 compared to $51.5 million and $0.84, respectively, for the quarter ended March 31, 2019. Adjusted earnings and adjusted EPS increased 10.0% to $142.8 million and 11.6% to $2.31, respectively, for the nine months ended March 31, 2020 compared to $129.8 million and $2.07, respectively, for the nine months ended March 31, 2019.
Net Interest Income
Net interest income for the three and nine months ended March 31, 2020 totaled $148.6 million and $360.3 million, an increase of 15.1% and 16.9%, compared to net interest income of $129.2 million and $308.2 million for the three and nine months ended March 31, 2019. The growth of net interest income for both the three and nine months ended March 31, 2020 is primarily due to increased average earnings assets from net loan and lease portfolio growth.
Total interest and dividend income during the three and nine months ended March 31, 2020 increased 9.4% to $185.1 million and 13.1% to $478.7 million, respectively, compared to $169.2 million and $423.2 million during the three and nine months ended March 31, 2019. The increases in interest and dividend income for the three and nine months ended March 31, 2020 was primarily attributable to the continued growth in average earning assets from loan and lease originations, as well as the addition of securities borrowed and margin lending from our Securities Business. The average balance of interest-earning loans and leases increased 12.8% and 12.6% for the three and nine months ended March 31, 2020 compared to the three and nine months ended March 31, 2019.
Total interest expense was $36.4 million for the three months ended March 31, 2020, a decrease of $3.6 million or 9.0% as compared with the three months ended March 31, 2019. Total interest expense was $118.4 million for the nine months ended March 31, 2020, an increase of $3.3 million or 2.9% as compared with the nine months ended March 31, 2019.
The decrease for the three months ended March 31, 2020 compared to the same 2019 period was primarily due to growth of $1.0 billion in non-interest-bearing deposits, as well as, decreased rates for interest-bearing demand and savings accounts and FHLB advances due primarily to the Fed rate reductions in March 2020, and a decreased level of average FHLB borrowing. The increase in expense for the nine months ended March 31, 2020 compared to the same 2019 period was due primarily to increased average interest-bearing deposits which grew by 19.8%, partially offset by the decreases in rate and volume of FHLB advances.
For the three months ended March 31, 2020, the net interest margin, defined as annualized net interest income divided by average earning assets, increased from 4.84% to 4.90% compared to the three months ended March 31, 2019. For the nine months ended March 31, 2020, the net interest margin increased from 4.19% to 4.20% compared to the nine months ended March 31, 2019.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$10,628,840	$175,065	6.59%	$9,418,632	$157,181	6.68%
Interest-earning deposits in other financial institutions	913,996	3,068	1.34%	733,113	3,689	2.01%
Securities[4]	227,582	2,570	4.52%	224,410	3,687	6.57%
Securities borrowed and margin lending[5]	330,050	3,818	4.63%	250,052	3,970	6.35%
Stock of the regulatory agencies	33,561	542	6.46%	41,012	681	6.64%
Total interest-earning assets	12,134,029	185,063	6.10%	10,667,219	169,208	6.34%
Non-interest-earning assets	387,725			283,424
Total assets	$12,521,754			$10,950,643
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,628,867	$15,882	1.37%	$3,664,220	$14,128	1.54%
Time deposits	2,457,991	15,372	2.50%	2,736,040	15,591	2.28%
Securities loaned	141,932	115	0.32%	346,225	372	0.43%
Advances from the FHLB	929,151	3,952	1.70%	1,350,431	8,366	2.48%
Borrowings, subordinated notes and debentures	68,552	1,126	6.57%	119,006	1,582	5.32%
Total interest-bearing liabilities	8,226,493	36,447	1.77%	8,215,922	40,039	1.95%
Non-interest-bearing demand deposits	2,619,102			1,627,198
Other non-interest-bearing liabilities	470,546			92,208
Stockholders’ equity	1,205,613			1,015,315
Total liabilities and stockholders’ equity	$12,521,754			$10,950,643
Net interest income		$148,616			$129,169
Interest rate spread[6]			4.33%			4.39%
Net interest margin[7]			4.90%			4.84%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.8 million and $28.0 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2020 and 2019 three-month periods, respectively.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2020 and 2019:

	For the Nine Months Ended
	March 31,
	2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$10,011,320	$445,554	5.93%	$8,888,588	$397,049	5.96%
Interest-earning deposits in other financial institutions	801,510	10,541	1.75%	584,422	9,162	2.09%
Securities[4]	212,529	8,203	5.15%	204,765	10,165	6.62%
Securities borrowed and margin lending[5]	383,540	13,025	4.53%	82,134	3,970	6.44%
Stock of the regulatory agencies	28,795	1,373	6.36%	44,407	2,898	8.70%
Total interest-earning assets	11,437,694	478,696	5.58%	9,804,316	423,244	5.76%
Non-interest-earning assets	390,516			226,464
Total assets	$11,828,210			$10,030,780
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,762,651	$56,661	1.59%	$3,836,252	$44,470	1.55%
Time deposits	2,493,812	46,313	2.48%	2,221,137	39,915	2.40%
Securities loaned	278,475	564	0.27%	113,723	372	0.44%
Advances from the FHLB	727,397	10,211	1.87%	1,541,731	26,848	2.32%
Borrowings, subordinated notes and debentures	111,708	4,608	5.50%	77,217	3,471	5.99%
Total interest-bearing liabilities	8,374,043	118,357	1.88%	7,790,060	115,076	1.97%
Non-interest-bearing demand deposits	1,940,516			1,175,141
Other non-interest-bearing liabilities	358,417			66,003
Stockholders’ equity	1,155,234			999,576
Total liabilities and stockholders’ equity	$11,828,210			$10,030,780
Net interest income		$360,339			$308,168
Interest rate spread[6]			3.70%			3.79%
Net interest margin[7]			4.20%			4.19%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.8 million and $28.0 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2020 and 2019 nine-month periods, respectively.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2020 and 2019:

	For the Three Months Ended			For the Nine Months Ended
	March 31, 2020			March 31, 2020
	2020 vs 2019			2020 vs 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$20,023	$(2,139)	$17,884	$50,493	$(1,988)	$48,505
Interest-earning deposits in other financial institutions	781	(1,402)	(621)	3,032	(1,653)	1,379
Securities	51	(1,168)	(1,117)	372	(2,334)	(1,962)
Securities borrowed and margin lending	1,082	(1,234)	(152)	10,556	(1,501)	9,055
Stock of the regulatory agencies	(121)	(18)	(139)	(864)	(661)	(1,525)
	$21,816	$(5,961)	$15,855	$63,589	$(8,137)	$55,452
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$3,430	$(1,676)	$1,754	$11,014	$1,177	$12,191
Time deposits	(1,656)	1,437	(219)	5,031	1,367	6,398
Securities loaned	(179)	(78)	(257)	339	(147)	192
Advances from the FHLB	(2,198)	(2,216)	(4,414)	(12,169)	(4,468)	(16,637)
Borrowings, subordinated notes and debentures	(772)	316	(456)	1,018	119	1,137
	$(1,375)	$(2,217)	$(3,592)	$5,233	$(1,952)	$3,281

Provision for Loan and Lease Losses
The loan and lease loss provision was $28.5 million for the three months ended March 31, 2020 compared to $19.0 million for the three months ended March 31, 2019. The loan and lease loss provision was $35.7 million for the nine months ended March 31, 2020 compared to $24.6 million for the nine months ended March 31, 2019. The increases in the loan and lease loss provision for the three and nine months ended March 31, 2020, were primarily due to additional provision for Refund Advance loans consistent with increased originations in the loan product, and approximately $6.6 million of provision from changes in economic and business conditions resulting from the COVID-19 pandemic, including in the hospitality, retail, and oil & gas sectors. Provisions for loan and lease losses are charged to income to bring the allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Loan and Lease Losses.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2020	2019	Inc (Dec)	2020	2019	Inc (Dec)
Total realized (loss) on securities	$—	$—	$—	$—	$(133)	$133
Unrealized loss on securities:
Total impairment losses	—	(1,666)	1,666	—	(1,666)	1,666
Loss recognized in other comprehensive loss	—	845	(845)	—	845	(845)
Total unrealized loss on securities	—	(821)	821	—	(821)	821
Prepayment penalty fee income	1,406	706	700	4,824	4,077	747
Gain on sale – other	608	535	73	6,354	5,611	743
Mortgage banking income	2,955	352	2,603	7,973	2,959	5,014
Broker-dealer fee income	6,329	5,036	1,293	17,540	5,036	12,504
Banking and service fees	20,244	20,290	(46)	37,594	42,804	(5,210)
Total non-interest income	$31,542	$26,098	$5,444	$74,285	$59,533	$14,752
Non-interest income increased $5.4 million to $31.5 million for the three months ended March 31, 2020. The increase was the result of a $2.6 million increase in mortgage banking income and an increase of broker dealer fees of $1.3 million, a $0.8 million decrease in unrealized loss on securities, and a $0.7 million increase in prepayment penalty fee income. Non-interest income increased $14.8 million to $74.3 million for the nine months ended March 31, 2020. The increase was primarily the result of an increase in broker-dealer fees of $12.5 million, a $5.0 million increase in mortgage banking income, a $0.8 million decrease in unrealized loss on securities, an increase in prepayment penalty fee income of $0.7 million, and an increase of $0.7 million in gain on sale-other, due to a sale of lottery receivables, partially offset by a $5.2 million decrease in banking and service fees.
Our relationship with H&R Block began in fiscal 2016 and introduced seasonality into the banking and service fees category of non-interest income, with an increase during our second fiscal quarter and the peak income in this category typically occurring during our third fiscal quarter ended March 31. Therefore, banking and services fees for the three months ended March 31, 2020 are not indicative of results to be expected for other quarters during the fiscal year. Historically, the primary non-interest income generating H&R Block products and services that lead to the increased banking and service fees are Emerald Prepaid Mastercard® (“EPC”) and Refund Transfer (“RT”). RT revenue is earned primarily in the quarter ended March 31. For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, EPC decreased $0.1 million to $2.9 million from $3.0 million and RT decreased $0.1 million to $10.2 million from $10.3 million, respectively. For the nine months ended March 31, 2020 and 2019, EPC decreased $0.1 million to $5.6 million from $5.7 million and RT decreased $0.1 million to $10.3 million from $10.4 million, respectively. See Part II, “Item 1A. Risk Factors” for further discussion of our Program Management Agreement with H&R Block.
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

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2020	2019	Inc (Dec)	2020	2019	Inc (Dec)
Salaries and related costs	$36,257	$33,716	$2,541	$106,932	$93,524	$13,408
Data processing	6,563	7,144	(581)	21,784	16,792	4,992
Advertising and promotional	3,887	3,635	252	11,720	11,265	455
Depreciation and amortization	6,197	4,765	1,432	17,461	11,348	6,113
Professional services	3,231	4,286	(1,055)	7,932	8,489	(557)
Occupancy and equipment	2,919	2,584	335	8,879	5,983	2,896
FDIC and regulatory fees	2,013	2,133	(120)	3,143	6,587	(3,444)
Broker-dealer clearing charges	2,180	1,095	1,085	6,048	1,095	4,953
General and administrative expense	8,543	22,457	(13,914)	20,323	30,587	(10,264)
Total non-interest expenses	$71,790	$81,815	$(10,025)	$204,222	$185,670	$18,552
Non-interest expense, which is comprised primarily of compensation, data processing expenses, occupancy, advertising and promotional and other operating expenses, was $71.8 million for the three months ended March 31, 2020, down from $81.8 million for the three months ended March 31, 2019. Non-interest expense was $204.2 million for the nine months ended March 31, 2020, up from $185.7 million for the nine months ended March 31, 2019. The decrease for the three months ended March 31, 2020 was primarily due to a prior year non-recurring charge of $15.3 million in our Securities Business bad debt reserve for an uncollectible receivable. The increase for the nine months ended March 31, 2020 was primarily due to the acquisitions in our Securities Business segment.
Total salaries and related costs increased $2.5 million to $36.3 million for the three months ended March 31, 2020 compared to $33.7 million for the three months ended March 31, 2019 and total salaries and related costs increased $13.4 million to $106.9 million for the nine months ended March 31, 2020 compared to $93.5 million for the nine months ended March 31, 2019. The increase in compensation expense for the three and nine months ended March 31, 2020 was primarily due to the staffing additions from the aforementioned acquisitions and increased staffing levels to support growth in the Banking segment, specifically for deposits, lending, information technology infrastructure development, and compliance activities. Our staff increased to 1,047 from 1010, or 3.7% between March 31, 2020 and 2019.
Data processing expense decreased $0.6 million for the three months ended March 31, 2020 compared to three months ended March 31, 2019, primarily due to decreased costs associated with the Bank’s core processing system. Data processing expense increased $5.0 million for the nine months ended March 31, 2020 compared to the nine month period ended March 31, 2019, primarily due to the acquisitions in our Securities Business segment and enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotional expense increased $0.3 million and $0.5 million for the three and nine months ended March 31, 2020, compared to the three and nine months ended March 31, 2019, respectively. The increase for the three and nine months ended March 31, 2020 was primarily related to lead generation and deposit marketing.
Depreciation and amortization expense increased $1.4 million and $6.1 million for the three and nine months ended March 31, 2020, compared to the three and nine months ended March 31, 2019, respectively. The increases were primarily due to amortization of intangibles, depreciation on lending platform enhancements and infrastructure development, and additions from our Securities Business.
Professional services, which include accounting and legal fees decreased $1.1 million for the three months and $0.6 million for the nine months ended March 31, 2020, compared to the three and nine month periods last year, respectively. Professional services charges decreased due primarily to decreased legal and consulting fees for the three and nine months ended March 31, 2020, respectively.
Occupancy and equipment expense increased $0.3 million and $2.9 million for the three and nine months ended March 31, 2020 compared to the three and nine months ended March 31, 2019, in order to support increased production through increased office space for additional employees and due to the acquisitions in our Securities Business segment.

Our cost of FDIC and regulatory fees decreased $0.1 million and $3.4 million for the three and nine months ended March 31, 2020, compared to the three and nine month period last year, respectively. The decrease for the three months ended March 31, 2020 was due to a change in the FDIC assessment calculation. The decrease for the nine months ended March 31, 2020 was due to a small bank assessment credit received from the FDIC. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Broker-dealer clearing charges increased $1.1 million and $5.0 million for the three and nine months ended March 31, 2020 compared to the three and nine months ended March 31, 2019. The increase was attributable full period costs compared to the 2019 periods, the Securities Business was acquired during the quarter ended March 31, 2019.
Other general and administrative costs decreased by $13.9 million and $10.3 million for the three and nine months ended March 31, 2020, compared to the three and nine month period ended March 31, 2019, respectively. The decreases were primarily due to a prior year non-recurring charge of $15.3 million in our Securities Business bad debt reserve for an impaired and uncollectible receivable.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2020 and 2019 were 29.81% and 28.71%, respectively. Our effective income tax rates for the nine months ended March 31, 2020 and 2019 were 29.05% and 27.29%, respectively. The change in effective income tax rates between periods are primarily the result of changes in tax benefits from stock compensation.
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

	For the Three Months Ended March 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$145,372	$3,954	$(710)	$148,616
Provision for loan losses	28,500	—	—	28,500
Non-interest income	25,259	6,402	(119)	31,542
Non-interest expense	56,661	11,137	3,992	71,790
Income before taxes	$85,470	$(781)	$(4,821)	$79,868

	For the Three Months Ended March 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$127,072	$2,951	$(854)	$129,169
Provision for loan losses	19,000	—	—	19,000
Non-interest income	21,027	5,071	—	26,098
Non-interest expense	52,224	23,102	6,489	81,815
Income before taxes	$76,875	$(15,080)	$(7,343)	$54,452

	For the Nine Months Ended March 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$350,184	$13,137	$(2,982)	$360,339
Provision for loan losses	35,700	—	—	35,700
Non-interest income	57,274	19,087	(2,076)	74,285
Non-interest expense	160,547	32,656	11,019	204,222
Income before taxes	$211,211	$(432)	$(16,077)	$194,702

	For the Nine Months Ended March 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$307,564	$2,951	$(2,347)	$308,168
Provision for loan losses	24,550	—	—	24,550
Non-interest income	54,462	5,071	—	59,533
Non-interest expense	142,291	23,102	20,277	185,670
Income before taxes	$195,185	$(15,080)	$(22,624)	$157,481
Banking Business
For the three months ended March 31, 2020, our Banking Business segment had income before taxes of $85.5 million compared to net income of $76.9 million for the three months ended March 31, 2019. For the nine months ended March 31, 2020, we had net income of $211.2 million compared to net income of $195.2 million for the nine months ended March 31, 2019. For the three and nine months ended March 31, 2020, the increase in net income was primarily related to increased net interest income, primarily due to increased average earnings assets from net loan and lease portfolio growth.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Efficiency ratio	33.21%	35.26%	39.40%	39.30%
Return on average assets	2.03%	2.08%	1.80%	1.88%
Interest rate spread	4.43%	4.46%	3.77%	3.83%
Net interest margin	4.97%	4.94%	4.28%	4.24%
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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$10,572,444	$174,497	6.60%	$9,418,116	$157,171	6.68%
Interest-earning deposits in other financial institutions	826,965	2,686	1.30%	613,836	3,684	2.40%
Securities[4]	267,036	2,891	4.33%	218,194	3,673	6.73%
Stock of the regulatory agencies	30,535	540	7.07%	39,311	678	6.90%
Total interest-earning assets	11,696,980	180,614	6.18%	10,289,457	165,206	6.42%
Non-interest-earning assets	164,867			181,838
Total assets	$11,861,847			$10,471,295
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,645,978	$15,918	1.37%	$3,688,840	$14,177	1.54%
Time deposits	2,457,991	15,372	2.50%	2,736,040	15,591	2.28%
Advances from the FHLB	929,162	3,952	1.70%	1,350,431	8,366	2.48%
Total interest-bearing liabilities	8,033,131	35,242	1.75%	7,775,311	38,134	1.96%
Non-interest-bearing demand deposits	2,632,027			1,644,474
Other non-interest-bearing liabilities	81,021			67,969
Stockholders’ equity	1,115,668			983,541
Total liabilities and stockholders’ equity	$11,861,847			$10,471,295
Net interest income		$145,372			$127,072
Interest rate spread[5]			4.43%			4.46%
Net interest margin[6]			4.97%			4.94%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.8 million and $28.0 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2020 and 2019 three-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2020 and 2019:

	For the Nine Months Ended
	March 31,
	2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$9,992,436	$444,986	5.94%	$8,888,331	$397,039	5.96%
Interest-earning deposits in other financial institutions	679,702	8,647	1.70%	545,243	9,157	2.24%
Securities[4]	224,842	8,524	5.05%	202,723	10,150	6.68%
Stock of the regulatory agencies	25,770	1,367	7.07%	43,848	2,892	8.79%
Total interest-earning assets	10,922,750	463,524	5.66%	9,680,145	419,238	5.77%
Non-interest-earning assets	189,562			190,095
Total assets	$11,112,312			$9,870,240
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,783,758	$56,816	1.58%	$3,904,878	$44,881	1.53%
Time deposits	2,493,812	46,313	2.48%	2,221,137	39,915	2.40%
Advances from the FHLB	727,404	10,211	1.87%	1,541,731	26,848	2.32%
Borrowings, subordinated notes and debentures	—	—	—%	1,474	30	2.71%
Total interest-bearing liabilities	8,004,974	113,340	1.89%	7,669,220	111,674	1.94%
Non-interest-bearing demand deposits	1,951,809			1,185,532
Other non-interest-bearing liabilities	81,956			53,394
Stockholders’ equity	1,073,573			962,094
Total liabilities and stockholders’ equity	$11,112,312			$9,870,240
Net interest income		$350,184			$307,564
Interest rate spread[5]			3.77%			3.83%
Net interest margin[6]			4.28%			4.24%

[1]	Average balances are obtained from daily data.

[2]	Annualized.

[3]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[4]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.8 million and $28.0 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2020 and 2019 nine-month periods, respectively.

[5]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[6]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income for our Banking segment. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2020 and 2019:

	For the Three Months Ended			For the Nine Months Ended
	March 31, 2020			March 31, 2020
	2020 vs 2019			2020 vs 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$19,216	$(1,890)	$17,326	$49,282	$(1,335)	$47,947
Interest-earning deposits in other financial institutions	1,025	(2,023)	(998)	1,975	(2,485)	(510)
Securities	708	(1,490)	(782)	1,029	(2,655)	(1,626)
Stock of the regulatory agencies	(155)	17	(138)	(1,034)	(491)	(1,525)
	$20,794	$(5,386)	$15,408	$51,252	$(6,966)	$44,286
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$3,421	$(1,680)	$1,741	$10,422	$1,513	$11,935
Time deposits	(1,656)	1,437	(219)	5,031	1,367	6,398
Advances from the FHLB	(2,198)	(2,216)	(4,414)	(12,169)	(4,468)	(16,637)
Borrowings, subordinated notes and debentures	—	—	—	(15)	(15)	(30)
	$(433)	$(2,459)	$(2,892)	$3,269	$(1,603)	$1,666
The Banking segment’s net interest income for the three and nine months ended March 31, 2020 totaled $145.4 million and $350.2 million, an increase of 14.4% and 13.9%, compared to net interest income of $127.1 million and $307.6 million for the three and nine months ended March 31, 2019, respectively. The growth of net interest income for both the three and nine months ended March 31, 2020 is primarily due to increased average earnings assets from net loan and lease portfolio growth and a reduced rate and level of advances from the FHLB, partially offset by volume increases in interest-bearing demand and savings deposits.
The Banking segment’s non-interest income increased $4.2 million from $21.0 million to $25.3 million and increased $2.8 million from $54.5 million to $57.3 million for the three and nine months ended March 31, 2020 compared to the three and nine months ended March 31, 2019, respectively. The $4.2 million increase in non-interest income for the three months ended March 31, 2020, was primarily the result of an increase of $2.6 million in mortgage banking income, a $0.8 million decrease in unrealized loss on securities, and $0.7 million in prepayment penalty fee income. The $2.8 million increase in non-interest income for the nine months ended March 31, 2020, was primarily the result of a $5.5 million increase in mortgage banking income, a $0.8 million decrease in unrealized loss on securities, a $0.7 million increase in prepayment fee income, and a $0.7 million increase in gain on sale-other, partially offset by $5.2 million decrease in banking and service fees, primarily due to reduced fee income from Axos Fiduciary Services.
The Banking segment’s non-interest expense increased $4.4 million and $18.3 million for the three and nine months ended March 31, 2020 compared to the three and nine months ended March 31, 2019, respectively. For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, the $4.4 million increase of non-interest expense was primarily due to a $3.8 million increase of salaries and related expenses related to staffing increase to support the overall growth of the Bank, a $1.1 million increase of depreciation and amortization, a $1.3 million increase in other and general expense, partially offset by a $1.1 million decrease in data processing expense, a $0.6 million decrease in professional services. For the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, the $18.3 million increase was primarily due to a $11.0 million increase in salaries and related expenses related to staffing increases to support the overall growth of the Bank, a $4.6 million increase in depreciation and amortization, a $2.7 million increase in other and general expense, a $2.4 million increase in occupancy and equipment, and a $1.6 million increase in data processing expense, partially offset by a decrease of $3.8 million for FDIC and regulatory fees due to a regulatory credit.

Securities Business
For the three months ended March 31, 2020, our Securities Business segment had a loss before taxes of $0.8 million compared to a loss before taxes of $15.1 million for the three months ended March 31, 2019. For the nine months ended March 31, 2020, our Securities Business segment had a loss before taxes of $0.4 million compared to a loss before taxes of $15.1 million for the nine months ended March 31, 2020. For the three and nine months ended March 31, 2019, the decrease in net loss was primarily due to a prior year non-recurring charge of $15.3 million in our Securities Business bad debt reserve in order to cover potential losses resulting from unauthorized securities trades at a correspondent customer. The Securities Business segment was created as a result of acquisitions during the three months ended March 31, 2019. Therefore, comparisons for the three month and nine months ended March 31 are limited in meaning since the Securities Business was only a part of the consolidated organization for two months of the three and nine month periods ended March 31, 2019.
The following table provides our Securities Business operating results:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net interest income	$3,954	$2,951	$13,137	$2,951
Non-interest income	6,402	5,071	19,087	5,071
Non-interest expense	11,137	23,102	32,656	23,102
Income (Loss) before income taxes	$(781)	$(15,080)	$(432)	$(15,080)
Net interest income for the three and nine months ended March 31, 2020, was $4.0 million and $13.1 million, compared to $3.0 million and $3.0 million for the three and nine months ended March 31, 2019. In the Securities Business, interest is earned through margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
The non-interest income during the three and nine months ended March 31, 2020, was $6.4 million and $19.1 million, compared to the three and nine months ended March 31, 2019 of $5.1 million and $5.1 million, respectively, and were primarily the result of clearing and custodial related fees.
Non-interest expenses were $11.1 million and $32.7 million during the three and nine months ended March 31, 2020 compared to $23.1 million and $23.1 million for the three and nine months ended March 31, 2019, respectively. For the three month period ended March 31, 2020, the non-interest expense was primarily a result of an increase of $1.3 million in salaries and related expense, an increase of $1.1 million broker-dealer clearing charges, $0.5 million in increased data processing, and a decrease of $14.9 million in other and general expense, primarily due to a $15.3 million bad debt expense related to a correspondent customer of our clearing broker-dealer. For the nine month period ended March 31, 2020, the non-interest expense was primarily a result of $14.1 million in salaries and related expense, $6.1 million in broker-dealer clearing charges, $4.2 million in data processing, $1.9 depreciation and amortization, $2.0 million professional services, and $3.0 million in general and other expense. For the nine months ended March 31, 2019, non-interest expense was primarily due to a $15.3 million bad debt expense related to a correspondent customer of our clearing broker-dealer.

Selected information concerning the Securities segment follows as of and for the three months ended:

(Dollars in thousands)	March 31, 2020	June 30, 2019
Compensation as a % of net revenue	36.8%	35.0%
FDIC insured program balances (end of period)	$413,441	$341,576
Customer margin balances (end of period)	$158,993	$189,193
Customer funds on deposit, including short credits (end of period)	$182,455	$206,469

Clearing:
Total tickets	1,046,572	595,962
Correspondents (end of period)	60	62

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$53,816	$203,192
Interest-bearing liabilities – stock loaned (end of period)	$76,587	$198,356

FINANCIAL CONDITION
Balance Sheet Analysis
Total assets increased $939.7 million, or 8.4%, to $12,159.9 million, as of March 31, 2020, up from $11,220.2 million at June 30, 2019. The increase in total assets was due to an increase of $990.8 million in net loans and leases held for investment. Total liabilities increased $828.3 million, primarily from growth in deposits of $584.2 million and liabilities and an increase of $312.0 million in advances from the FHLB, partially offset by a $121.8 million decrease in securities loaned.
Loans and Leases
Net loans and leases held for investment increased 10.6% to $10,372.9 million at March 31, 2020 from $9,382.1 million at June 30, 2019. The increase in the loan and lease portfolio was primarily due to loan and lease originations of $5,493.3 million, partially offset by loan and lease repayments and other adjustments of $4,502.5 million during the nine months ended March 31, 2020. We experienced growth in our Commercial & Industrial portfolio during the nine months ended March 31, 2020 as a result of increased demand for our products and expansion of related product offerings.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	March 31, 2020		June 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$4,139,163	39.6%	$4,281,080	45.3%
Warehouse	380,146	3.6%	301,999	3.2%
Financing[1]	663,367	6.3%	518,560	5.5%
Multifamily secured - mortgage and financing	2,197,889	21.0%	1,948,513	20.6%
Commercial real estate secured - mortgage	409,844	3.9%	326,154	3.4%
Auto and RV secured	311,740	3.0%	290,894	3.0%
Commercial & Industrial	2,214,292	21.2%	1,662,629	17.6%
Other	136,863	1.3%	119,481	1.3%
Total gross loans and leases	10,453,304	100.0%	9,449,310	100.0%
Allowance for loan and lease losses	(87,097)		(57,085)
Unaccreted discounts and loan and lease fees	6,714		(10,101)
Total net loans and leases	$10,372,921		$9,382,124
1Single family real estate secured: Financing consists of commercial specialty and lender finance loans secured by single family real estate.

The Bank originates some interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of March 31, 2020, the Company had $1,233.8 million of interest only mortgage loans. Through March 31, 2020, the net amount of deferred interest on interest only loans was not material to our financial position or operating results.
Asset Quality and Allowance for Loan and Lease Losses
Non-performing Assets
Non-performing loans and leases are comprised of loans and leases past due 90 days or more on nonaccrual status and other nonaccrual loans and leases. Non-performing assets include non-performing loans and leases plus other real estate owned and repossessed vehicles. At March 31, 2020, our non-performing loans and leases totaled $57.9 million, or 0.55% of total gross loans and leases and our non-performing loans and leases and foreclosed assets or “non-performing assets” totaled $65.2 million, or 0.54% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2020	June 30, 2019	Inc (Dec)
Non-performing assets:
Non-accrual loans and leases:
Single family real estate secured:
Mortgage	$54,106	$46,005	$8,101
Multifamily secured - mortgage and financing	1,176	2,108	(932)
Commercial real estate secured - mortgage	1,909	—	1,909
Total non-performing loans secured by real estate	57,191	48,113	9,078
Auto and RV secured	339	115	224
Other	406	216	190
Total non-performing loans and leases	57,936	48,444	9,492
Foreclosed real estate	7,010	7,449	(439)
Repossessed—Auto and RV	297	36	261
Total non-performing assets	$65,243	$55,929	$9,314
Total non-performing loans and leases as a percentage of total loans and leases	0.55%	0.51%	0.04%
Total non-performing assets as a percentage of total assets	0.54%	0.50%	0.04%
Total non-performing assets increased from $55.9 million at June 30, 2019 to $65.2 million at March 31, 2020. As a percentage of total assets, non-performing assets increased from 0.50% at June 30, 2019 to 0.54% at March 31, 2020. The non-performing assets increase of approximately $9.3 million, was primarily the result of increases in non-performing single family real estate secured mortgage loans as a result of increases in delinquencies from loans that became 90+ days past due during the quarter ended March 31, 2020.
A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above. There were no performing troubled debt restructurings at March 31, 2020 and June 30, 2019.
Allowance for Loan and Lease Losses
We are committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan and lease losses is adequate at March 31, 2020, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent risks in the loan and lease portfolio.

The assessment of the adequacy of our allowance for loan and lease losses is based upon a range of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans and leases, change in volume and mix of loans and leases, collateral values and charge-off history.
The Company provide general loan loss reserves for our auto and RV loans based upon the borrower credit score at the time of origination and loss experience to date. The allowance for loan loss for the auto and RV loan portfolio at March 31, 2020 was determined by classifying each outstanding loan according to the semi-annually refreshed FICO score and providing loss rates. We had $311.4 million of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $135.0 million; 715 – 769: $116.3 million; 700 – 714: $32.5 million; 660 – 699: $25.1 million and less than 660: $2.6 million.
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
The Company had $4,085.1 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,479.6 million; 61% – 70%: $1,366.8 million; 71% – 80%: $237.9 million; greater than 80%: $0.9 million.
The Company had $2,196.7 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $1,183.1 million; 56% – 65%: $636.8 million; 66% – 75%: $366.9 million; 76% – 80%: $6.1 million and greater than 80%: $3.8 million.
The Company had $407.9 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $198.3 million; 51% – 60%: $90.1 million; 61% – 70%: $105.6 million; and 71% – 80%: $14.0 million.
The commercial secured portfolio consists of business loans well-collateralized by residential real estate. The other portfolio consists of receivables factoring for businesses and consumers. We allocate the allowance for loan loss for these asset types based on qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables.
The weighted average LTV percentage, of current balances divided by the original appraisal, for our entire real estate loan portfolio was 56% at March 31, 2020. We believe that this percentage is lower and more conservative than most banks, which results in lower average mortgage loan charge-offs when compared to many other comparable banks.
While we anticipate that such level of charge-offs will continue into the future, given the uncertainties surrounding the improvement of the U.S. economy, we may experience an increase in the relative amount of charge-offs and we may be required to increase our loan and lease loss provisions in the future to provide a larger loss allowance for one or more of our loan and lease types.
The following table summarizes impaired loans and leases as of:

(Dollars in thousands)	March 31, 2020	June 30, 2019
Non-performing loans and leases—90+ days past due plus other non-accrual loans and leases	$57,617	$47,821
Troubled debt restructuring loans—non-accrual	319	623
Total impaired loans and leases	$57,936	$48,444

The following table reflects management’s allocation of the allowance for loan and lease losses by loan and lease category and the ratio of each loan and lease category to total loans and leases as of the dates indicated:

	March 31, 2020		June 30, 2019
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single family real estate secured:
Mortgage	$21,001	24.1%	$21,295	37.4%
Warehouse	1,429	1.6%	996	1.7%
Financing	4,457	5.1%	5,331	9.3%
Multifamily secured - mortgage and financing	5,975	6.9%	4,097	7.2%
Commercial real estate secured - mortgage	1,545	1.8%	1,044	1.8%
Auto and RV secured	6,015	6.9%	4,818	8.4%
Commercial & Industrial	23,039	26.5%	17,514	30.7%
Other	23,636	27.1%	1,990	3.5%
Total	$87,097	100.0%	$57,085	100.0%
The loan and lease loss provision was $28.5 million and $19.0 million for the three months ended March 31, 2020 and 2019, respectively. The loan and lease loss provision was $35.7 million and $24.6 million for the nine months ended March 31, 2020 and 2019, respectively. The increase in the loan and lease loss provision for the three and nine months ended March 31, 2020, were primarily due to additional provision for Refund Advance loans consistent with increased originations in the loan product and approximately $6.6 million of provision from the changes in economic and business conditions resulting from the COVID-19 pandemic, including in the hospitality, retail and oil & gas sectors. We believe that the lower average LTV in the mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. Our general loan and lease loss reserves are based upon historical losses and expected future trends. Given the uncertainty in economic and business conditions caused by the Covid-19 pandemic, the resolution of our existing other real estate owned and non-performing loans impact on operating results cannot be determined at this point in time, but in management’s best estimate, additional amounts have been provisioned for potential losses.
Investment Securities
Total investment securities were $192.3 million as of March 31, 2020, compared with $227.5 million at June 30, 2019. During the nine months ended March 31, 2020, we purchased securities for $244.5 million, and received principal repayments of approximately $276.8 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.

Deposits
Deposits increased a net $584.2 million, or 6.5%, to $9,567.3 million at March 31, 2020, from $8,983.2 million at June 30, 2019. Non-interest bearing deposits increased $886.7 million, or 61.5% , to $2,328.7 million at March 31, 2020, from $1,441.9 million at June 30, 2019. The primary driver for the increase for the March 2020 period are due to increased deposits from the Bank’s bankruptcy trustee and fiduciary services channel.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2020		June 30, 2019
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$2,328,660	—%	$1,441,930	—%
Interest-bearing:
Demand	2,243,481	0.83%	2,709,014	2.06%
Savings	2,363,118	1.10%	2,466,214	1.48%
Total interest-bearing demand and savings	4,606,599	0.97%	5,175,228	1.78%
Time deposits:
$250 and under[2]	1,956,127	2.17%	1,866,811	2.47%
Greater than $250	675,952	1.84%	499,204	2.27%
Total time deposits	2,632,079	2.08%	2,366,015	2.43%
Total interest bearing[2]	7,238,678	1.37%	7,541,243	1.99%
Total deposits	$9,567,338	1.04%	$8,983,173	1.67%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,313.6 million and $1,124.0 million as of March 31, 2020 and June 30, 2019, respectively, of which $871.7 million and $796.7 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2020	June 30, 2019	March 31, 2019
Non-interest bearing, prepaid and other	3,842,799	3,743,334	2,996,075
Checking and savings accounts	302,998	311,067	315,671
Time deposits	20,485	23,447	24,655
Total number of deposit accounts	4,166,282	4,077,848	3,336,401
Our non-interest bearing, prepaid and other accounts contain two omnibus accounts that when condensed for regulatory reporting purposes result in 22,881 accounts as of March 31, 2020.

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	March 31, 2020		June 30, 2019		March 31, 2019
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$770,500	0.90%	$458,500	2.39%	$443,500	2.39%
Borrowings, subordinated notes and debentures	76,285	5.44%	168,929	3.84%	214,477	6.20%
Total borrowings	$846,785	1.31%	$627,429	2.78%	$657,977	2.86%

Weighted average cost of borrowings during the quarter	2.04%		2.91%		2.08%
Borrowings as a percent of total assets	7.0%		5.6%		6.1%
At March 31, 2020, total borrowings amounted to $846.8 million, up $219.4 million, or 35.0%, from June 30, 2019 and up $188.8 million or 28.7% from March 31, 2019. Total borrowings represented 7.0% of total assets and had a weighted-average cost of 2.04% at March 31, 2020, compared with 5.6% of total assets at a weighted-average cost of 2.91% at June 30, 2019 and 6.1% of total assets at a weighted-average cost of 2.08% at March 31, 2019.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise.
Stockholders’ Equity
Stockholders’ equity increased $111.4 million to $1,184.5 million at March 31, 2020 compared to $1,073.1 million at June 30, 2019. The increase was the result of our net income for the nine months ended March 31, 2020 of $138.1 million, vesting and issuance of RSUs of $12.1 million, partially offset by $35.8 million in stock repurchases and by $0.2 million of dividends declared on preferred stock. During the nine months ended March 31, 2020, the Company repurchased a total of $35.8 million, or 1,815,783 common shares at an average price of $19.74 per share. The Company has $72.5 million remaining under the Board authorized stock repurchase program.

LIQUIDITY
Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Operating Activities	$221,962	$126,611
Investing Activities	$(987,634)	$(663,826)
Financing Activities	$762,503	$677,704
During the nine months ended March 31, 2020, we had net cash inflows from operating activities of $222.0 million compared to inflows of $126.6 million for the nine months ended March 31, 2019, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables.
Net cash outflows from investing activities totaled $987.6 million for the nine months ended March 31, 2020, while outflows totaled $663.8 million for the same period in fiscal year 2019. The increase was primarily due to a decrease in repayments of loans and leases in the fiscal 2020 period compared to the same period in the prior year.
Our net cash provided by financing activities totaled $762.5 million for the nine months ended March 31, 2020, and $677.7 million for the nine months ended March 31, 2019. Net cash provided by financing activities increased primarily due to an increase in FHLB advances for the nine months ended March 31, 2020.
During the nine months ended March 31, 2020, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2020, the Company had $2,566.5 million available immediately and $789.1 million available with additional collateral. At March 31, 2020, we also had two unsecured federal funds purchase lines with two different banks totaling $35.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2020, the Bank did not have any borrowings outstanding and the amount available from this source was $1,446.2 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
Axos Clearing has a total of $230.0 million uncommitted secured lines of credit available for borrowing as needed. As of March 31, 2020, there was $14.0 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $50.0 million committed unsecured line of credit available for limited purpose borrowing. As of March 31, 2020, there was none outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand.
We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

OFF-BALANCE SHEET COMMITMENTS
At March 31, 2020, we had commitments to originate loans with an aggregate outstanding principal balance of $836.1 million, and commitments to sell loans with an aggregate outstanding principal balance of $166.1 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
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
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company filed its answering brief, on May 8, 2019. Oral arguments are scheduled via video for May 7, 2020.
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
CONTRACTUAL OBLIGATIONS
The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of March 31, 2020 totaled $38.8 million. We believe the large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds long term. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. However, based on past experience we believe a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents certain of our contractual obligations as of the period indicated:

	As of March 31, 2020
		Payments Due by Period[1]
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Long-term debt obligations[2]	$891,346	$632,950	$90,789	$40,972	$126,635
Time deposits[2]	2,641,847	38,930	1,759,481	323,856	519,580
Operating lease obligations[3]	90,823	8,854	28,967	17,122	35,880
Total	$3,624,016	$680,734	$1,879,237	$381,950	$682,095

[1]	Our contractual obligations include long-term debt, time deposits and operating leases as shown. We had no finance leases or material commitments for capital expenditures at March 31, 2020.

[2]	Amounts include principal and interest due to recipient.

[3]	Payments are for leases of real property.
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our unaudited condensed consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for March 31, 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2020, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2020 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Consolidated and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in millions)	March 31, 2020	June 30, 2019	March 31, 2020	June 30, 2019
Regulatory Capital:
Tier 1	$1,059	$938	$1,028	$932
Common equity tier 1	$1,054	$933	$1,028	$932
Total capital (to risk-weighted assets)	$1,205	$1,054	$1,115	$990

Assets:
Average adjusted	$12,390	$10,717	$11,785	$10,124
Total risk-weighted	$9,299	$8,162	$8,849	$7,680

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.55%	8.75%	8.72%	9.21%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.34%	11.43%	11.62%	12.14%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.39%	11.49%	11.62%	12.14%	8.00%	6.00%
Total capital (to risk-weighted assets)	12.96%	12.91%	12.60%	12.89%	10.00%	8.00%
Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At March 31, 2020, our Company and Bank are in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
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
At March 31, 2020, the net capital position of Axos Clearing was as follows:

(Dollars in thousands)	Axos Clearing
Net capital	$33,863
Less: required net capital	3,522
Excess Capital	$30,341

Net capital as a percentage of aggregate debit items	19.23%
Net capital in excess of 5% aggregate debit items	$25,057
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At March 31, 2020, the Company had a deposit requirement of $164.3 million and maintained a deposit of $172.9 million. On April 1, 2020, the company made a withdrawal of $6.4 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At March 31, 2020, the Company had a deposit requirement of $5.1 million and maintained a deposit of $9.6 million. On April 1, 2020, the Company made a withdrawal in the amount of $4.0 million.
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

Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at March 31, 2020 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2020
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$659,255	$—	$—	$—	$659,255
Securities[1]	213,897	779	4,523	10,277	229,476
Stock of the regulatory agencies	20,804	—	—	—	20,804
Loans and leases—net of allowance for loan loss	5,658,302	1,223,983	3,479,095	(42,564)	10,318,816
Loans held for sale	40,265	—	—	—	40,265
Total interest-earning assets	6,592,523	1,224,762	3,483,618	(32,287)	11,268,616
Non-interest earning assets	—	—	—	—	275,228
Total assets	$6,592,523	$1,224,762	$3,483,618	$(32,287)	$11,543,844
Interest-bearing liabilities:
Interest-bearing deposits	$1,452,091	$4,307,864	$1,148,822	$350,262	$7,259,039
Advances from the FHLB	538,000	65,000	107,500	60,000	770,500
Borrowings, subordinated notes and debentures	37,284	—	—	40,985	78,269
Total interest-bearing liabilities	2,027,375	4,372,864	1,256,322	451,247	8,107,808
Other non-interest-bearing liabilities	—	—	—	—	2,339,980
Stockholders’ equity	—	—	—	—	1,096,056
Total liabilities and equity	$2,027,375	$4,372,864	$1,256,322	$451,247	$11,543,844
Net interest rate sensitivity gap	$4,565,148	$(3,148,102)	$2,227,296	$(483,534)	$3,160,808
Cumulative gap	$4,565,148	$1,417,046	$3,644,342	$3,160,808	$3,160,808
Net interest rate sensitivity gap—as a % of total interest earning assets	40.51%	(27.94)%	19.77%	(4.29)%	28.05%
Cumulative gap—as % of total interest earning assets	40.51%	12.58%	32.34%	28.05%	28.05%

[1]	Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at March 31, 2020 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of March 31, 2020
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$450,252	7.6%	$428,391	8.6%
Base	$418,419	—%	$394,480	—%
Down 200 basis points	$415,756	(0.6)%	$405,702	2.8%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of March 31, 2020
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,412,896	8.7%	12.1%
Up 200 basis points	$1,393,482	7.2%	11.8%
Up 100 basis points	$1,341,370	3.2%	11.2%
Base	$1,300,108	—%	10.8%
Down 100 basis points	$1,209,947	(6.9)%	9.9%
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
At March 31, 2020, Axos Clearing held municipal obligations, these positions were classified as trading securities and had maturities greater than 10 years.

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
On January 28, 2019, the Company completed its acquisition of Axos Clearing. The Company has integrated the internal controls over financial reporting of Axos Clearing with the rest of the Company. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The outbreak of the recent coronavirus ("COVID-19") could adversely affect our business activities, financial condition and results of operations.
The spread of the COVID-19 coronavirus and the resulting imposition of government “stay-at-home” orders and the closure of non-essential business activities in various states and localities in response to the pandemic is causing significant disruptions in the U.S. and global economy. There continue to be broad concerns related to the potential effects of the COVID-19 outbreak. If the response to COVID-19 has an adverse effect on (i) the ability of our borrowers to satisfy their obligations to us, (ii) the demand for our loans or our other products and services, (iii) customer deposits, (iv) other aspects of our business operations, (v) financial markets, real estate markets, or economic growth, or (vi) the credit risk of our commercial, residential, and unsecured loan portfolios, this could, depending on the duration and severity, materially and adversely affect our liquidity and financial condition and the results of operations could be materially and adversely affected.
Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions causing market interest rates to decline significantly. Such changes and expected loan modifications may affect our net interest margin, which could negatively impact our net interest income. The Company’s non-interest income could also decline and credit-related losses could increase for an uncertain period given the decline in economic activity occurring due to the COVID-19 and the actions by the Federal Reserve with respect to interest rates.
The ultimate economic impacts to the Company of the COVID-19 pandemic are uncertain and difficult to predict and could adversely impact our business, financial condition and results of operations. Further, a significant decrease in results of future operations may place a strain on the Bank's capital reserve ratios.
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
Since an amendment to the Program Management Agreement establishing compensation by the Bank to H&R Block was not executed by February 28, 2020, H&R Block has the unilateral right to terminate the Program Agreement. We have not agreed to the terms of such an amendment with H&R Block and while we intend to seek additional dialogue with H&R Block as to a suitable amendment, there can be no assurances that a mutually agreeable amendment will be reached.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended March 31, 2020. On August 2, 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $100 million of the Company’s stock. The new share repurchase authorization is in addition to the previous share repurchase program approved by the Company’s Board of Directorson March 17, 2016, authorizing the repurchase of up to $100 million of the Company’s stock. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase programs do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these programs will be held as treasury shares. During the quarter ended March 31, 2020, there were 1,815,783 shares purchased under the programs with $72.5 million remaining under the Board authorized stock repurchase program.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases
Quarter Ended March 31, 2020
January 1, 2020 to January 31, 2020	—	$—	—	$108,380
February 1, 2020 to February 29, 2020	205,183	$26.29	205,183	$102,985
March 1, 2020 to March 31, 2020	1,610,600	$18.90	1,610,600	$72,541
For the Three Months Ended March 31, 2020	1,815,783	$19.74	1,815,783	$72,541

Stock Retained in Net Settlement
January 1, 2020 to January 31, 2020	6,790
February 1, 2020 to February 29, 2020	2,585
March 1, 2020 to March 31, 2020	29,375
For the Three Months Ended March 31, 2020	38,750

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

3.1	Amended and Restated Bylaws of Axos Financial, Inc. as amended and restated through February 27, 2020	Exhibit 3.1 to the current report on 8-K filed March 4, 2020.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Definition Document	Filed herewith.

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	April 29, 2020	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 29, 2020	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)